Form 10-Q
period 2010-03-31
EMPIRE AMERICAN REALTY TRUST INC
filed 2010-06-25
CIK 1466085

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from to

Commission file number:  333-160093

Empire American Realty Trust, Inc.
(Exact Name of Registrant as Specified in its Charter)

Maryland	26-4567130
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)
25 Philips Parkway
Montvale, New Jersey	07645
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code:
(201) 326-3300

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer  ☐    Accelerated Filer  ☐    Non-accelerated Filer  ☒ Smaller Reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

As of June 25 , 2010,  20,000 shares of the registrant’s common stock were outstanding.

TABLE OF CONTENTS

		Page

PART I – FINANCIAL INFORMATION

Item 1.	Consolidated Balance Sheets as of March 31, 2010 (unaudited) and December 31, 2009	F-1
	Consolidated Statements of Operations (unaudited) for the three months ended March 31, 2010 and the period from March 26, 2009 (Date of Inception) to March 31, 2009	F-2
	Consolidated Statement of Equity for the three-month period ended March 31, 2010 (unaudited) and the period March 26, 2009 (Date of Inception) through December 31, 2009	F-3
	Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2010 and the period from March 26, 2009 (Date of Inception) to March 31, 2009	F-4
	Notes to Consolidated Financial Statements (unaudited)	F-5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	3
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	10
Item 4T.	Controls and Procedures	11

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	12
Item 1A.	Risk Factors	12
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	12
Item 3.	Defaults Upon Senior Securities	13
Item 4.	(Removed and Reserved)	13
Item 5.	Other Information	13
Item 6.	Exhibits	13
	Signatures	14

PART III

	Certification of Chief Executive Officer	16
	Certification of Chief Financial Officer	18
	Written Statement of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002	20

i

PART I – FINANCIAL INFORMATION

EMPIRE AMERICAN REALTY TRUST INC AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED BALANCE SHEET

	March 31, 2010	December 31, 2009
	(Unaudited)

ASSETS
Cash	$5,667	$205,667
Related party receivable	203,199	560
Total Assets	$208,866	$206,227

LIABILITIES AND STOCKHOLDER'S EQUITY
Related party payable	$2,000	$2,000
Accrued expense	300	300
Accrued income taxes payable	856	731
Total Liabilities	3,156	3,031

Stockholder's equity:
Common stock, $.01 par value; 200,000 shares authorized, 20,000 shares issued and outstanding	200	200
Additional paid-in capital	199,800	199,800
Retained earnings	3,710	1,196
Total Company's stockholder's equity	203,710	201,196
Non-controlling interest	2,000	2,000
Total stockholder's equity	205,710	203,196
Total Liabilities and Stockholder's Equity	$208,866	$206,227

EMPIRE AMERICAN REALTY TRUST INC AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENT OF OPERATIONS

	Three months ended March 31, 2010	March 26, 2009 (Date of Inception) to March 31, 2009
	(Unaudited)	(Unaudited)
Revenue
Interest Income	$2,639	$-
Total Revenue	2,639	-
Expense
Filing Fees	-	-
Total Expense	-	-
Net income before income taxes	2,639	-
Income tax provision	125	-
Net income	2,514	-
Less net income attributable to non-controlling interest	-	-
Net income attributable to the Company	$2,514	$-
Earnings per common share
Basic earnings per share	$0.13	$-
Diluted earnings per share	$0.13	$-
Basis and diluted weighted-average common shares	20,000	-

EMPIRE AMERICAN REALTY TRUST INC AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
For the Three-Month Period Ended March 31, 2010 (Unaudited) and the Period March 26, 2009 (Date of Inception) Through December 31, 2009

					Total
	Common Shares		Additional		Company's		Total
	Common		Paid-in	Retained	Stockholders'	Non-controlling	Stockholder's
	Shares	Amount	Capital	Earnings	Equity	Interest	Equity
Balance, March 26, 2009 (Date of Inception)		$-	$-	$-	$-	$-	$-

Proceeds from issuance of common stock	20,000	200	199,800		200,000	-	200,000
Proceeds from issuance of limited partnership units					-	2,000	2,000
Net income				1,196	1,196	$-	1,196
Balance, December 31, 2009	20,000	$200	$199,800	$1,196	$201,196	$2,000	$203,196

Net income	-	-	-	2,514	2,514	$-	2,514
Balance, March 31, 2010	20,000	$200	$199,800	$3,710	$203,710	$2,000	$205,710

EMPIRE AMERICAN REALTY TRUST INC AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CASH FLOWS

	January 1, 2010 through March 31, 2010	March 26, 2009 (Date of Inception) to March 31, 2009
	(Unaudited)	(Unaudited)

Cash Flows From Operating Activities:
Net income	$2,514	$-

Plus:
related party receivable - interest on short term notes	(2,639)	-
accrued expense	-	-
accrued income taxes payable	125	-
Net cash provided by operating activities	-	-
Cash flows From Investing Activities:
Net cash provided by investing activities	-	-
Cash Flows From Financing Activities:
Proceeds from repayment of short term notes	-	-
Issuance of short term notes	(200,000)	-
Proceeds from issuance of common stock	-	-
Related party payable	-	-
Proceeds from issuance of limited partnership units	-	-
Net cash provided by financing activities	(200,000)	-
Net Change in Cash	(200,000)	-
Cash, beginning of period	205,667	-
Cash, end of period	$5,667	$-

EMPIRE AMERICAN REALTY TRUST, INC. AND SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

1.	Organization

Empire American Realty Trust, Inc. (the “Company”) was formed on March 26, 2009 as a Maryland corporation that intends to qualify as a real estate investment trust (“REIT”) beginning with the taxable year ending December 31, 2010.  The Company intends to offer (the “Offering”) a minimum of 250,000 shares and a maximum of 100,000,000 shares of common stock for sale to the public at a price of $10 per share (exclusive of the 10,000,000 shares available pursuant to the Company’s distribution reinvestment program and 300,000 shares reserved for issuance under the Company’s Employee and Director Incentive Restricted Share Plan).  The Company sold 20,000 shares to Empire American Advisors, LLC (the “Advisor”) on April 30, 2009, for $10 per share.  The Company invested the proceeds from this sale in partnership units of Empire American Realty Operating Partnership, L.P. (the “Operating Partnership”) and, as a result, holds a 99.01% interest in the Operating Partnership.  The Operating Partnership is the sole subsidiary of the Company.  The Advisor contributed $2,000 to the Operating Partnership in exchange for 200 limited partner units in the Operating Partnership.  The holders of limited partnership units have the right to redeem these units for cash equal to the value of an equivalent number of the Company’s common shares, or, at the option of the Company, the Company may purchase such units for cash or by issuing an equal number of common shares of the Company, as permitted by the limited partnership agreement of the Operating Partnership.  The Company has not commenced operations, and therefore, is in its development stage.

Subject to certain restrictions and limitations, the business of the Company will be externally managed by the Advisor pursuant to an advisory agreement between the Company and the Advisor.  The Company intends to use substantially all of the net proceeds from the Offering to acquire a diversified portfolio of real estate and real estate-related securities.  Empire American Management, LLC (the “Property Manager”), a Delaware limited liability company formed on April 21, 2009, will provide property management services to the Company under the terms of a management agreement.  The Property Manager will provide services in connection with the rental, leasing, operation and management of the Company’s properties.

The Company intends to retain Empire American Realty, LLC (the “Dealer Manager”) to serve as the dealer manager of the Offering.  The Dealer Manager will be responsible for marketing the Company’s shares being offered pursuant to the Offering.  The Advisor, the Property Manager and the Dealer Manager are indirectly owned and controlled by the Company’s sponsor and are affiliates of the Company.  The Advisor, the Property Manager and the Dealer Manager, all of which are considered related parties, will receive compensation and fees for services related to the Offering and for the investment and management of the Company’s assets.  The compensation levels during the Offering, the acquisition and the operational stages are based on percentages of the offering proceeds sold, the cost of the acquired properties and the annual revenue earned from such properties, respectively.

As of March 31, 2010, neither the Company nor the Operating Partnership had acquired or contracted to make any investments.  The Advisor had not identified any assets in which there is a reasonable probability that the Company or the Operating Partnership will invest.

2.	Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulations S-X. Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ended December 31, 2010.

The consolidated balance sheet at December 31, 2009 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

EMPIRE AMERICAN REALTY TRUST, INC. AND SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

Principles of Consolidation and Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and the Operating Partnership.  All significant intercompany, balances and transactions are eliminated in consolidation.  The consolidated financial statements of the Company and its subsidiary are prepared in conformity with U.S. generally accepted accounting principles (“GAAP”).

Reclassification

Certain amounts reported in the previous consolidated financial statements have been reclassified in the accompanying consolidated financial statements to conform to the current period’s presentation.

EMPIRE AMERICAN REALTY TRUST, INC. AND SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

2.	Summary of Significant Accounting Policies – (continued)

Cash

Cash is comprised of cash held in a major banking institution.

Marketable Securities

Marketable securities will be recorded at fair value, in accordance with FASB ASC Topic 320 — “Investments — Debt and Equity Securities”.  Unrealized holding gains or losses will be reported as a component of accumulated other comprehensive income (loss).  Realized gains or losses resulting from the sale of these securities will be determined based on the specific identification of the securities sold.  An impairment charge will be recognized when the decline in the fair value of a security below the amortized cost basis is determined to be other-than-temporary.  We will consider various factors in determining whether to recognize an impairment charge, including the duration and severity of any decline in fair value below the Company’s amortized cost basis, any adverse changes in the financial condition of the issuers’ and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

Revenue Recognition

Minimum rents will be recognized on an accrual basis, over the terms of the related leases on a straight-line basis.  The capitalized above-market lease values and the capitalized below-market lease values will be amortized as an adjustment to rental income over the lease term.  Recoveries from residential tenants for utility costs will be recognized as revenues in the period that the applicable costs are incurred.

Accounts Receivable

The Company will make estimates of the uncollectability of its accounts receivable related to base rents, expense reimbursements and other revenues.  The Company will analyze accounts receivable and historical bad debt levels, customer credit worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts.  In addition, tenants experiencing financial difficulties will be analyzed and estimates will be made in connection with the expected uncollectible receivables.  The Company’s reported operating results will be directly affected by management’s estimate of the collectability of accounts receivable.

Investment in Real Estate

Accounting for Acquisitions

The Company will account for acquisitions of properties in accordance with FASB ASC Topic 805 — “Business Combinations”.  The fair value of the real estate acquired will be allocated to the acquired tangible assets, consisting of land, building and tenant improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases for acquired in-place leases and the value of tenant relationships, based in each case on their fair values.  Purchase accounting will be applied to assets and liabilities related to real estate entities acquired.  Transaction costs and fees incurred related to acquisitions will be expensed as incurred.  Transaction costs and fees incurred related to the acquisition of a joint venture interest, accounted for under the equity method of accounting, will be capitalized as part of the cost of the investment.

EMPIRE AMERICAN REALTY TRUST, INC. AND SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

2.	Summary of Significant Accounting Policies – (continued)

Upon the acquisition of real estate operating properties, the Company will estimate the fair value of acquired tangible assets (consisting of land, building and improvements) and identified intangible assets and liabilities (consisting of above and below-market leases, in-place leases and tenant relationships), and assumed debt at the date of acquisition, based on evaluation of information and estimates available at that date.  Based on these estimates, the Company will allocate the initial purchase price to the applicable assets and liabilities.  As final information regarding fair value of the assets acquired and liabilities assumed is received and estimates are refined, appropriate adjustments will be made to the purchase price allocation, in no case later than within twelve months of the acquisition date.

In determining the fair value of the identified intangible assets and liabilities of an acquired property, above-market and below-market in-place lease values will be recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining term of the lease.  The capitalized above-market lease values and the capitalized below-market lease values will be amortized as an adjustment to rental income over the lease term.

The aggregate value of in-place leases will be determined by evaluating various factors, including an estimate of carrying costs during the expected lease-up periods, current market conditions and similar leases.  In estimating carrying costs, management includes real estate taxes, insurance and other operating expenses, and estimates of lost rental revenue during the expected lease-up periods based on current market demand.  Management also estimates costs to execute similar leases including leasing commissions, legal and other related costs.  The value assigned to this intangible asset will be amortized over the remaining lease terms.

Carrying Value of Assets

The amounts to be capitalized as a result of periodic improvements and additions to real estate property, and the periods over which the assets are depreciated or amortized, will be determined based on the application of accounting standards that may require estimates as to fair value and the allocation of various costs to the individual assets.  Differences in the amount attributed to the assets can be significant based upon the assumptions made in calculating these estimates.

Impairment Evaluation

Management will evaluate the recoverability of its investment in real estate assets, including related identifiable intangible assets, in accordance with FASB ASC Topic 360 — “Property, Plant and Equipment”.  This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that recoverability of the asset is not assured.

The Company will evaluate the long-lived assets on an ongoing basis and will record an impairment charge when there is an indicator of impairment and the undiscounted projected cash flows are less than the carrying amount for a particular property.  The estimated cash flows used for the impairment analysis and the determination of estimated fair value are based on the Company’s plans for the respective assets and the Company’s views of market and economic conditions.  The estimates consider matters such as current and historical rental rates, occupancies for the respective properties and comparable properties, and recent sales data for comparable properties.  Changes in estimated future cash flows due to changes in the Company’s plans or views of market and economic conditions could result in recognition of impairment losses, which, under the applicable accounting guidance, could be substantial.

EMPIRE AMERICAN REALTY TRUST, INC. AND SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

2.	Summary of Significant Accounting Policies – (continued)

Depreciation and Amortization

Depreciation expense for real estate assets will be computed using a straight-line method using a weighted average composite life of thirty-nine years for buildings and improvements and five to ten years for equipment and fixtures.  Expenditures for tenant improvements will be capitalized and amortized over the initial term of each lease.  Maintenance and repairs will be charged to expense as incurred.

Deferred Costs

The Company will capitalize initial direct costs in accordance with FASB ASC Topic 310 — “Receivables”.  The costs will be capitalized upon the execution of the loan or lease and amortized over the initial term of the corresponding loan or lease.  Amortization of deferred loan costs begins in the period during which the loan was originated.  Deferred leasing costs are not amortized to expense until the date the tenant’s lease obligation begins.

Income Taxes

The Company will make an election to be taxed as a REIT beginning with the year ending December 31, 2010.  The Company has recorded a corporate income tax provision for the tax periods ending March 31, 2010 and December 31, 2009 of $125 and $731, respectively .

The Company will elect and plan to qualify to be taxed as a REIT under sections 856 through 860 of the Internal Revenue Code, in conjunction with the filing of its 2010 federal tax return.  To qualify and maintain its status as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of its ordinary taxable income to stockholders.  As a REIT, the Company generally will not be subject to federal income tax on taxable income that it distributes to its stockholders.  If the Company fails to qualify as a REIT in any taxable year, it will then be subject to federal income taxes on its taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants the Company relief under certain statutory provisions.  Such an event could materially adversely affect the Company’s net income and net cash available for distribution to stockholders.  However, the Company believes that it will be organized and operate in such a manner as to qualify and maintain treatment as a REIT and intends to operate in such a manner so that the Company will qualify and remain qualified as a REIT for federal income tax purposes.

The Company will follow a two step approach for evaluating uncertain tax positions.  Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination.  Measurement (step two) determines the amount of benefit that more-likely-than-not will be realized upon settlement.  Derecognition of a tax position that was previously recognized would occur when a company subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained.  The use of a valuation allowance as a substitute for derecognition of tax positions is prohibited.  The Company has not identified any uncertain tax positions requiring accrual.

Financial Instruments

The carrying amounts of cash, related party payable, net, accrued expense and income taxes payable, approximate its fair value because of the short maturity of these instruments.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ from those estimates.

EMPIRE AMERICAN REALTY TRUST, INC. AND SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

2.	Summary of Significant Accounting Policies – (continued)

Concentration of Risk

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits.  The Company has not experienced any losses in such accounts.  The Company believes it is not exposed to any significant credit risk on its cash

Net Income/Loss per Share

Net income/loss per share is computed in accordance with FASB ASC Topic 260 —“Earnings per Share”, by dividing the net income/loss by the weighted average number of shares of common stock outstanding.  For the three months ended March 31, 2010 and the period March 26, 2009 (date of inception) through December 31, 2009, the Company had net income attributable to the Company of $2,639 and $1,196, respectively and basic and diluted weighted average shares outstanding of 20,000 with no exercisable options or warrants.  The resulted basic and diluted earnings per share for the three months ended March 31, 2010 and the period March 26, 2009 (date of inception) through December 31, 2009 were $0.13 and $0.06, respectively.

Organization and Offering Costs

The Advisor may advance or reimburse all of the organization and offering costs incurred on the Company’s behalf.  These costs are not included in the consolidated financial statements of the Company because such costs are not a liability of the Company until the subscriptions for the minimum number of shares of common stock are received and accepted by the Company.  Organization and offering costs include items such as legal and accounting fees, marketing, promotional and printing costs.  All organization and offering costs will be recorded as a reduction of additional paid in capital.  Total organization and offering costs incurred as of March 31, 2010 and December 31, 2009 by the Advisor were $889,028 and $850,965, respectively.

New Accounting Pronouncements

The FASB has issued updated consolidation accounting guidance for determining whether an entity is a variable interest entity, or VIE, and requires the performance of a qualitative rather than a quantitative analysis to determine the primary beneficiary of a VIE.  The updated guidance requires an entity to consolidate a VIE if it has (i) the power to direct the activities that most significantly impact the entity’s economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE.  The updated guidance is effective for the first annual reporting period that begins after November 15, 2009, with early adoption prohibited.  The Company has reevaluated the accounting for all investments and noted that none represent variable interest entities in accordance with the updated consolidation guidance. The adoption did not have a material effect on the Company’s consolidated financial condition, results of operations, or cash flows.

In January 2010 the FASB issued Accounting Standards Update 2010-06, Fair Value Measurement and Disclosures, Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). ASU 2010-06 requires a number of additional disclosures regarding fair value measurements, including the amount of transfers between Level 1 and 2 of the fair value hierarchy, the reasons for transfers in or out of Level 3 of the fair value hierarchy and activity for recurring Level 3 measures. In addition, the amendments clarify certain existing disclosure requirements related to the level at which fair value disclosures should be disaggregated and the requirement to provide disclosures about the valuation techniques and inputs used in determining the fair value of assets or liabilities classified as Level 2 or 3. ASU 2010-06 was effective January 1, 2010, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for the Company on January 1, 2011 and early adoption is permitted. There were no transfers between Level 1 and 2 of the fair value hierarchy during the three months ended March 31, 2010. The adoption did not have a material effect on the Company’s consolidated financial condition, results of operations, or cash flows.

The Company has considered all other pronouncements that have been issued but are not yet effective which were not listed above.  The Company believes that these other pronouncements will not have any future impact on the Company’s financial statements.

EMPIRE AMERICAN REALTY TRUST, INC. AND SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

3.	Stockholder’s Equity

Preferred Shares

Shares of preferred stock may be issued in the future in one or more series as authorized by the Company’s board of directors.  Prior to the issuance of shares of any series, the board of directors is required by the Company’s charter to fix the number of shares to be included in each series and the terms, preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications and terms or conditions of redemption for each series.  Because the Company’s board of directors has the power to establish the preferences, powers and rights of each series of preferred stock, it may provide the holders of any series of preferred stock with preferences, powers and rights, voting or otherwise, senior to the rights of holders of the Company’s common stock.  The issuance of preferred stock could have the effect of delaying, deferring or preventing a change in control of the Company, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of the Company’s assets) that might provide a premium price for holders of the Company’s common stock.  To date, the Company had no outstanding preferred shares.

Common Shares

All of the common stock being offered by the Company will be duly authorized, fully paid and nonassessable.  Subject to the preferential rights of any other class or series of stock and to the provisions of its charter regarding the restriction on the ownership and transfer of shares of the Company’s stock, holders of the Company’s common stock will be entitled to receive distributions if authorized by the board of directors and to share ratably in the Company’s assets available for distribution to the stockholders in the event of a liquidation, dissolution or winding-up.

Each outstanding share of the Company’s common stock entitles the holder to one vote on all matters submitted to a vote of stockholders, including the election of directors.  There is no cumulative voting in the election of directors, which means that the holders of a majority of the outstanding common stock can elect all of the directors then standing for election, and the holders of the remaining common stock will not be able to elect any directors.

Holders of the Company’s common stock have no conversion, sinking fund, redemption or exchange rights, and have no preemptive rights to subscribe for any of its securities.  Maryland law provides that a stockholder has appraisal rights in connection with some transactions.  However, the Company’s charter provides that the holders of its stock do not have appraisal rights unless a majority of the board of directors determines that such rights shall apply.  Shares of the Company’s common stock have equal dividend distribution, liquidation and other rights.

Under its charter, the Company cannot make some material changes to its business form or operations without the approval of stockholders holding at least a majority of the shares of the Company’s stock entitled to vote on the matter.  These include (1) amendment of its charter, (2) its liquidation or dissolution, (3) its reorganization, and (4) its merger, consolidation or the sale or other disposition of its assets.  Share exchanges in which the Company is the acquirer, however, do not require stockholder approval.  The Company had 20,000 shares of common stock outstanding as of March 31, 2010 and December 31, 2009.

As of June 25, 2010, the Company received a stock subscription for 3,000 shares. These shares will be issued upon satisfying the conditions referred to in the registration statement.

Equity Compensation Plans

The Company plans to adopt its Employee and Director Incentive Restricted Share Plan to provide for grants of awards to its directors, officers and full-time employees (in the event we ever have employees), full-time employees of its Advisor and its affiliates, full-time employees of entities that provide services to it, directors of its Advisor or of entities that provide services to it, certain of its consultants and certain consultants to the Advisor and its affiliates or to entities that provide services to it.  Such awards shall consist of restricted shares.

EMPIRE AMERICAN REALTY TRUST, INC. AND SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

Restricted share awards entitle the recipient to common shares from the Company under terms that provide for vesting over a specified period of time or upon attainment of pre-established performance objectives.  Such awards would typically be forfeited with respect to the unvested shares upon the termination of the recipient’s employment or other relationship with the Company.  Restricted shares may not, in general, be sold or otherwise transferred until restrictions are removed and the shares have vested.  Holders of restricted shares may receive cash dividends prior to the time that the restrictions on the restricted shares have lapsed.  Any dividends payable in common shares shall be subject to the same restrictions as the underlying restricted shares.

EMPIRE AMERICAN REALTY TRUST, INC. AND SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

3.	Stockholder’s Equity – (continued)

The Company will account for stock-based compensation in accordance with FASB ASC Topic 718 — “Compensation — Stock Compensation”.  Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which is the vesting period.  There were no restricted shares granted to date.  Stock-based compensation will be classified within general and administrative expense in the consolidated statements of operations.  As stock-based compensation expense recognized in the consolidated statement of operations will be based on awards ultimately expected to vest, the amount of expense will be reduced for estimated forfeitures.  Forfeitures will be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  Forfeitures will be estimated on experience of other companies in the same  industry until entity-specific information is available.

Distribution Reinvestment Program

The Company has adopted a distribution reinvestment program (the “DRP”) through which common stockholders may elect to reinvest an amount equal to the distributions declared on their shares in additional shares of the Company’s common stock in lieu of receiving cash distributions.  No selling commissions or dealer manager fees will be paid on shares sold under the DRP.  The board of directors of the Company may amend or terminate the DRP for any reason, provided that any amendment that adversely affects the rights or obligations of a participant shall only take effect upon 10 day’s written notice to participants.

Share Repurchase Plan

The Company’s board of directors has approved a share repurchase plan The share repurchase plan allows for share repurchases by the Company when certain criteria are met.  Share repurchases will be made at the sole discretion of the board of directors.

4.	Related-Party Transactions

During the period March 26, 2009 (Date of Inception) through December 31, 2009, the Company made five separate short term loans, bearing an average interest rate of 5.8%, to the Company’s sponsor in the principal aggregate amount of $985,000.  These loans were made to pay for certain expenses in connection with the Company’s organization and offering while maintaining the Company’s minimum capitalization of $200,000.  Each of these loans were repaid by the sponsor during the period through December 31, 2009.  Interest income related to these loans was $2,227. On January 4, 2010, the Company made a short term loan to the Company’s sponsor in the principal amount of $200,000, bearing an interest rate of 5.6%. Interest income related to this loan was $2,639.

The Company anticipates executing an advisory agreement with the Advisor, a management agreement with the Property Manager and a dealer manager agreement with the Dealer Manager.  These agreements will entitle the Advisor, the Property Manager and the Dealer Manager to specified fees upon the provision of certain services with regard to the Offering and the investment of proceeds in real estate assets, among other services, as well as reimbursement of organization and offering costs incurred by the Advisor and the Dealer Manager on behalf of the Company (as discussed in Note 2) and certain costs incurred by the Advisor in providing services to the Company.  The fees and reimbursement obligations are as follows:

Form of Compensation	Amount

Selling Commissions
Payable to the Dealer Manager up to 7% of gross offering    proceeds before reallowance of commissions earned by  participating broker-dealers.  The Dealer Manager intends to  reallow 100% of commissions earned for those transactions that involve participating broker dealers.

Dealer Manager Fee
Payable to the Dealer Manager up to 3% of gross proceeds of the Offering before reallowance to participating broker-dealers.  The Dealer Manager, in its sole discretion, may reallow a portion of its dealer manager fee of up to 3% of the gross offering proceeds to    be paid to such participating broker-dealers.

EMPIRE AMERICAN REALTY TRUST, INC. AND SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

4.	Related-Party Transactions – (continued)

Form of Compensation	Amount

Organization and Offering Expenses
The Company will pay its Advisor up to 1.5% of the gross    offering proceeds for organizational and offering expenses (other than dealer manager fees and selling commissions).  The Advisor and its affiliates are responsible for the payment of organization  and offering expenses, other than selling commissions and the dealer manager fee, to the extent they exceed 1.5% of gross  offering proceeds, without recourse against or reimbursement by  the Company; provided, however, that in no event will the Company pay or reimburse organization and offering expenses (including dealer manager fees and selling commissions) in excess of 15% of the gross offering proceeds.

Operational Stage

Acquisition Fees
Fees payable to the Advisor in the amount of 2.5% of the gross contract purchase price (including any mortgage assumed) of the property, loans or other real estate-related assets purchased.  The acquisition fees and expenses for any particular asset, including amounts payable to affiliates, will not exceed, in the aggregate, 6% of the gross contract purchase price (including any mortgage assumed) of the asset. The Advisor will be paid acquisition fees   and the Company will reimburse the Advisor for acquisition expenses only to the extent that acquisition fees and acquisition expenses collectively do not exceed 6% of the contract purchase price of the Company’s assets.

Acquisition Expenses
Expenses reimbursed to the Advisor incurred in connection with  the purchase of property, loans or other real estate-related assets.  The acquisition fees and expenses for any particular asset,  including amounts payable to affiliates, will not exceed, in the aggregate, 6% of the gross contract purchase price (including any mortgage assumed) of the asset.  The Advisor will be paid acquisition fees and the Company will reimburse the Advisor for acquisition expenses only to the extent that acquisition fees and acquisition expenses collectively do not exceed 6% of the contract purchase price of the Company’s assets.

Asset Management Fees
Payable to the Advisor in the amount of 0.75% of average invested assets.  Average invested assets means the average of the aggregate book value of the Company’s assets invested in interests in, and loans secured by, real estate before reserves for depreciation or bad debt or other similar non-cash reserves.  The Company will compute the average invested assets by taking the average of these book values at the end of each month during the quarter for which the Company will calculate the fee.

EMPIRE AMERICAN REALTY TRUST, INC. AND SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

4.	Related-Party Transactions – (continued)

Form of Compensation	Amount

Property Management and Leasing Fees
Payable to the Property Manager on a monthly basis in the amount of 5.0% of the gross revenues. Additionally, the Company may pay the Property Manager a separate fee for the one-time initial rent-up or leasing-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s length transactions by others rendering similar services in the same geographic area for similar properties as determined by a survey of brokers and agents in such area.

Operating Expenses
The Company will reimburse the Advisor for all expenses paid or incurred by the Advisor in connection with the services provided to the Company, subject to the limitation that the Company will not reimburse the Advisor for any amount by which the Company’s operating expenses (including the asset management fee, the financing coordination fee and disposition fees paid in connection with the sale of real estate-related assets other than real property interests) at the end of the four preceding fiscal quarters exceeds the greater of:  (A) 2% of the Company’s average invested assets, or (B) 25% of the Company’s net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of the Company’s assets for that period. Notwithstanding the above, the Company may reimburse the Advisor for expenses in excess of this limitation if a majority of the independent directors determines that such excess expenses are justified based on unusual and non-recurring factors.  The Company will not reimburse the Advisor or its affiliates for personnel employment costs incurred by the Advisor or its affiliates in performing services under the Advisory Agreement to the extent that such employees perform services for which the Advisor receives a separate fee.

Financing Coordination Fee
If the Advisor provides services in connection with the refinancing of any debt that the Company obtains, the Advisor will be paid a financing coordination fee equal to 1% of the amount available and/or outstanding under such financing, subject to certain limitations.

EMPIRE AMERICAN REALTY TRUST, INC. AND SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

4.	Related-Party Transactions – (continued)

Form of Compensation	Amount

Disposition Fee
The Company may pay the Advisor a commission upon the sale of one of more of the Company’s properties or other real estate related assets in an amount equal to the lesser of (a) one-half of the commission that would be reasonable, customary and competitive in light of the size, type and location of the asset or (b) 1% of the sale price of the asset.  Payment of such fee may be made only if the Advisor provides a substantial amount of services in connection with the sale of the asset.  In addition, the amount paid when added to all other commissions paid to unaffiliated parties in connection with such sale shall not exceed the lesser of the commission that would be reasonable, customary and competitive in light of the size, type and location of the asset or an amount equal to 6% of the sale price of such asset.

The Company will not pay a disposition fee upon the maturity, prepayment or workout of a loan or other debt-related investment, provided that if the Company take ownership of a property as a result of a workout or foreclosure of a loan the Company will pay a disposition fee upon the sale of such property.

Any disposition fees paid on assets other than real property interests will be included in the calculation of operating expenses for purposes of the limitation on total operating expenses.

Subordinated Incentive Listing Fee
Upon listing the Company’s common stock on a national securities exchange, Empire American ALP, LLC, an indirect wholly owned subsidiary of the Sponsor, is entitled to a fee equal to 10% of the amount, if any, by which a) the market value of the Company’s outstanding stock plus distributions paid by the Company prior to listing, exceeds (b) the aggregate capital contributed by investors plus an amount equal to an 8% annual cumulative, non-compounded return to investors on their aggregate capital contributed.

Subordinated Participation in Net Sale Proceeds
After investors have received a return of their capital contributions invested and a 8% annual cumulative, noncompounded return, then Empire American ALP, LLC is entitled to receive 10% of the remaining net sale proceeds.

EMPIRE AMERICAN REALTY TRUST, INC. AND SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

4.	Related-Party Transactions – (continued)

Form of Compensation	Amount

Subordinated Termination Fee
Upon termination of the advisory agreement, Empire American ALP, LLC, an affiliate of the Advisor, will be entitled to a subordinated termination fee payable in the form of an interest bearing promissory note.  The subordinated termination fee, if any, will be equal to the sum of (a) 10% of the amount, if any, by which (1) the appraised value of the Company’s assets on the termination date, less any indebtedness secured by such assets, plus total distributions paid through the termination date, less any amounts distributable as of the termination date to limited partners who received units in the operating partnership in connection with the acquisition of any assets upon the liquidation or sale of such assets (assuming the liquidation or sale of such assets on the termination date) exceeds (2) the sum of the total amount of capital raised from stockholders (less amounts paid to repurchase shares of the Company’s common stock pursuant to the Company’s share repurchase plan) and the total amount of cash that, if distributed to them as of the termination date, would have provided them an 8% annual cumulative, pre-tax, non-compounded return on the gross proceeds from the sale of shares of the Company’s common stock through the termination date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included in Item 1 in this Form 10-Q.  As used herein, the terms “we,” “our” and “us” refer to Empire American Realty Trust,, Inc., a Maryland corporation, and, as required by context, Empire American Realty Operating Partnership, LP and its wholly owned subsidiaries.

Cautionary Note Regarding Forward-Looking Statements

This Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Such statements include statements concerning future financial performance and distributions, future debt and financing levels, acquisitions and investment objectives, payments to Empire American Advisors, LLC (our “Advisor”), and its affiliates and other plans and objectives of management for future operations or economic performance, or assumptions or forecasts related thereto as well as all other statements that are not historical statements.  These statements are only predictions. We caution that forward-looking statements are not guarantees.  Actual events or our investments and results of operations could differ materially from those expressed or implied in forward-looking statements.  Forward-looking statements are typically identified by the use of terms such as “may,” “should,” “expect,” “could,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “continue,” “predict,” “potential” or the negative of such terms and other comparable terminology.

The forward-looking statements included in this Form 10-Q are based on our current expectations, plans, estimates, assumptions and beliefs that involve numerous risks and uncertainties.  Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, the availability of future financing and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control.  Any of the assumptions underlying forward-looking statements could be inaccurate.  To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations, pay distributions to our shareholders and maintain the value of any real estate investments and real estate-related investments in which we may hold an interest in the future, may be significantly hindered.

The following are some of the risks and uncertainties, which could cause actual results to differ materially from those presented in certain forward-looking statements:

•
We have no prior operating history or established financing sources, and the prior performance of other affiliates of our sponsor, Empire American Holdings, LLC (our “Sponsor”), and our Advisor may not be a good measure of our future results; therefore, there is no assurance we will be able to achieve our investment objectives;

•
Our current offering is a best efforts offering and, as such, the risk that we will not be able to accomplish our business objectives and that the poor performance of a single investment will materially adversely affect our overall investment performance will increase if only a small number of shares are purchased in the offering;

•
Whether we will have the opportunity to invest offering and distribution reinvestment program proceeds to acquire properties or other investments or whether such proceeds will be needed to redeem shares; and if proceeds are available for investment, our ability to make such investments in a timely manner and at appropriate amounts that provide acceptable returns;

•	Competition for tenants and real estate investment opportunities, including competition with affiliates of our Sponsor and our Advisor;

•
Our reliance on our Advisor and its affiliates for our day-to-day operations and the selection of real estate investments, and our Advisor’s ability to attract and retain high-quality personnel who can provide service at a level acceptable to us;

•
Risks associated with conflicts of interests that result from our relationship with our Advisor and our Sponsor, as well as conflicts of interests certain of our officers and directors face relating to the positions they hold with other entities;

•
The potential need to fund tenant improvements, lease-up costs or other capital expenditures, as well as increases in property operating expenses and costs of compliance with environmental matters or discovery of previously undetected environmentally hazardous or other undetected adverse conditions at our properties;

•	The availability and timing of distributions we may pay is uncertain and cannot be assured;

•
Some or all of our distributions may be paid from sources such as cash advances by our Advisor, cash resulting from a waiver or deferral of fees, borrowings and/or proceeds from the offering.  If we pay distributions from sources other than our cash flow from operations, we will have less funds available for the acquisition of properties, and your overall return may be reduced;

•	Risks associated with debt;

•	Risks associated with adverse changes in general economic or local market conditions, including terrorist attacks and other acts of violence, which may affect the markets in which we operate;

•	Catastrophic events, such as hurricanes, earthquakes and terrorist attacks; and our ability to secure adequate insurance at reasonable and appropriate rates;

•	The failure of any bank in which we deposit our funds could reduce the amount of cash we have available to pay distributions and make additional investments;

•
Changes in governmental, tax, real estate and zoning laws and regulations and the related costs of compliance and increases in our administrative operating expenses, including expenses associated with operating as a public company;

•	The lack of liquidity associated with our assets; and

•	Our ability to continue to qualify as a real estate investment trust (“REIT”) for U.S. federal income tax purposes.

These risks are more fully discussed in, and all forward-looking statements should be read in light of, all of the factors discussed in our Prospectus filed on May 14, 2010 pursuant to Rule 424(b)(3) of the Securities Act.

You are cautioned not to place undue reliance on any forward-looking statements included in this Form 10-Q.  All forward-looking statements are made as of the date of this Form 10-Q and the risk that actual results will differ materially from the expectations expressed in this Form 10-Q may increase with the passage of time.  In light of the significant uncertainties inherent in the forward-looking statements included in this Form 10-Q, the inclusion of such forward-looking statements should not be regarded as a representation by us or any other person that the objectives and plans set forth in this Form 10-Q will be achieved.  All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by reference to these risks and uncertainties.  Each forward-looking statement speaks only as of the date of the particular statement, and we do not undertake to update any forward-looking statement.

EXECUTIVE SUMMARY

We are a newly incorporated company and have yet to commence operations.  Therefore, we do not have any meaningful operations to discuss as of March 31, 2010.

Overview

Empire American Realty Trust, Inc. (the “Company”) was incorporated under the Maryland General Corporation Laws on March 26, 2009.  The Company intends to qualify as a real estate investment trust under the Internal Revenue Code of 1986, as amended (the “Code”) beginning with the taxable year ending December 31, 2010. We intend to use substantially all of the net proceeds from the Offering (as defined below) to acquire a diversified portfolio of multifamily properties and real estate-related debt and securities, with a primary focus on well-located multifamily properties that we believe present opportunities for short-term capital appreciation, such as those requiring repositioning, renovation or redevelopment, and properties available at opportunistic prices from distressed or time-constrained sellers. We also intend to acquire well-located, quality multifamily properties with strong and stable cash flows. We intend to implement a strategy at these multifamily properties that we believe will increase rents, tenant retention and property values, and as a result will generate attractive returns for our investors. In addition, we may invest in real estate-related debt and securities that we believe present the potential for high current income or total returns without subjecting principal to undue risk, including without limitation, mortgage, bridge, subordinated, mezzanine, construction or other loans, debt securities and preferred or other equity securities of other real estate companies. We have neither purchased nor contracted to purchase any real estate investments, nor have any real estate investments been identified in which there is a reasonable probability that we will invest.

We will conduct substantially all of our activities through, and substantially all of our real estate investments will be held directly or indirectly by, Empire American Realty Operating Partnership, LP (the “Operating Partnership”).  Generally, we will contribute the proceeds we receive when we issue common shares to the Operating Partnership and the Operating Partnership will, in turn, issue general partner interests to us, which will entitle us to receive our share of the Operating Partnership’s earnings or losses and distributions of cash flow.  We are structured in a manner that would allow the Operating Partnership to issue limited partner units from time to time in exchange for real estate properties.  By structuring our acquisitions in this manner, the sellers of the real estate will generally be able to defer the taxation of gains until they exchange their limited partner units for our common shares or sell or redeem their units.

We intend to qualify, commencing with our taxable year ending December 31, 2010, and to remain qualified, as a REIT for U.S. federal tax purposes, thereby generally avoiding U.S. federal income taxes.

Current Environment

Our operating results and our investment opportunities are impacted by the health of the U.S. economy. Our business and financial performance may be adversely affected by current and future economic conditions, such as a reduction in the availability of credit, financial markets volatility, and recession.

U.S. and global credit and equity markets have undergone significant disruption in recent years, making it difficult for many businesses to obtain financing on acceptable terms or at all. As a result of this disruption, in general there has been an increase in the costs associated with the borrowings and refinancing as well as limited availability of funds for refinancing. If these conditions continue or worsen, our cost of borrowing may increase and it may be more difficult to finance investment opportunities in the short term.

We are not aware of any other material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting real estate generally, that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from the acquisition and operation of real estate properties and real estate-related debt and securities, other than those referred to elsewhere in this Form 10-Q.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

On May 18, 2010, we commenced an offering of up to $1,000,000,000 (excluding any shares sold pursuant to our distribution reinvestment program) in shares of common stock for sale to the public (the “Offering”).  We have yet to raise our minimum offering requirements pursuant to the Prospectus for the Offering or to commence operations.  Our principal demands for funds will be to purchase real estate properties and make other real estate investments, for the payment of operating expenses and distributions, and for the payment of principal and interest on any indebtedness we incur.  Generally, we expect to meet operating cash needs from our cash flow from operations, and we expect to meet cash needs for acquisitions and investments from the net proceeds of the Offering and from other financings.

As of March 31, 2010, we have not declared or paid any dividends to our stockholders.  We expect that once we have fully invested the proceeds of the Offering and other potential subsequent offerings, our debt financing, including our pro rata share of the debt financing of entities in which we invest, will be approximately 50% of the aggregate market value of our real estate investments and other assets.  Financing for acquisitions and investments may be obtained at the time an asset is acquired or an investment is made or at such later time as determined to be appropriate.  In addition, debt financing may be used from time to time for property improvements, lease inducements, tenant improvements and other working capital needs.  Additionally, the amount of debt placed on an individual property or related to a particular investment, including our pro rata share of the amount of debt incurred by an individual entity in which we invest, may be more than 50% of the value of such property or investment or the value of the assets owned by such entity, depending on market conditions and other factors.  Our aggregate borrowings, secured and unsecured, must be reasonable in relation to our net assets and must be reviewed by our board of directors at least quarterly.  Our Articles of Amendment and Restatement limit our borrowing to 300% of our net assets (which approximates 75% of the cost of our assets) unless any excess borrowing is approved by a majority of our independent directors and is disclosed to our stockholders in our next quarterly report along with justification for the excess.  Notwithstanding the above, depending on market conditions and other factors, we may choose not to place debt on our portfolio or our assets and may choose not to borrow to finance our operations or to acquire properties.  Any indebtedness we do incur will likely be subject to continuing covenants, and we will likely be required to make continuing representations and warranties about the Company in connection with such debt.  Moreover, some or all of our debt may be secured by some or all of our assets.  If we default in the payment of interest or principal on any such debt, breach any representation or warranty in connection with any borrowing or violate any covenant in any loan document, our lender(s) may accelerate the maturity of such debt, requiring us to immediately repay all outstanding principal.

In addition to making investments in accordance with our investment objectives, we expect to use our capital resources to make certain payments to our Advisor, Empire American Realty, LLC (our “Dealer Manager”) and Empire American Management, LLC (our “Property Manager”) and their affiliates during the various phases of our organization and operation.  During the organization and offering stage, these payments will include payments to our Dealer Manager for selling commissions and the dealer manager fee and payments to our Advisor for reimbursement of organization and offering expenses.  During the acquisition and operational stages, certain services related to management of our investments and operations will be provided to us by our Advisor and our Property Manager and their affiliates pursuant to various agreements we have entered into or anticipate entering into with these entities.  Pursuant to those agreements, we expect that we will make various payments to our Advisor, our Property Manager and their affiliates, including acquisition fees, asset management fees, financing coordination fees, disposition fees, property management and leasing fees, and payments for reimbursements of certain costs incurred by our Advisor, our Property Manager and their affiliates in providing related services to us.

CRITICAL ACCOUNTING POLICIES

Below is a discussion of the accounting policies that management believes will be critical in the preparation of our financial statements.  We consider these policies critical because they involve management judgments and assumptions, require estimates about matters that are inherently uncertain and because they will be important for understanding and evaluating our reported financial results.  These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements.  Additionally, other companies may utilize different estimates that may impact the comparability of our financial condition and results of operations to those of companies in similar businesses.

Basis of Presentation

Our financial statements include the accounts of the Company, the Operating Partnership (over which we exercise financial and operating control) and the Operating Partnership’s wholly-owned subsidiaries, if any, as well as the related amounts of non-controlling interest.  All intercompany balances and transactions have been eliminated in consolidation.

We will evaluate the need to consolidate joint ventures and will consolidate those that are determined to be variable interest entities for which we are the primary beneficiary.  We will also consolidate joint ventures that are not determined to be variable interest entities, but for which we exercise control over major operating decisions through substantive participation rights, such as approval of budgets, selection of property managers, asset management, investment activity and changes in financing.

Organization and Offering Expenses

We will reimburse our Advisor for organization and offering expenses (other than dealer manager fees and selling commissions) associated with the Offering that it pays on our behalf up to 1.5% of the gross proceeds of the Offering.  We do not have an obligation to reimburse our Advisor for any organization and offering expenses until we raise our minimum offering requirements pursuant to the Prospectus for the Offering.  Therefore, we did not record organization and offering expenses within our financial statements.  Organizational and offering expenses, such as expenses associated with our formation and the formation of our board of directors will be expensed, and other costs will be recorded as an offset to additional paid-in capital.

Treatment of Management Compensation and Expense Reimbursements

We have outsourced the management of our operations to our Advisor and its affiliates.  Fees related to these services will be accounted for based on the nature of the service and the relevant accounting literature.  Fees for services performed that represent period costs will be expensed as incurred.  Such fees include acquisition fees and asset management fees paid to our Advisor and property management and leasing fees paid to our Property Manager.

At the sole discretion of our Advisor, the acquisition fees, asset management fees, financing coordination fees and disposition fees are payable, in whole or in part, in cash or equity interests in our Operating Partnership (“OP Units”).  For the purposes of the payment of these fees, each OP Unit will be valued at the per share offering price of our common stock in our most recent public offering minus the maximum selling commissions and dealer manager fees being allowed in such offering, to account for the fact that no selling commissions or dealer manager fees will be paid in connection with any such issuances.  Upon our Advisor’s request, each OP unit can be repurchased for cash or can be converted into one share of our common stock.  The decision to redeem each OP unit for cash or shares is at our option except in certain circumstances such as our decision to list our shares on a national securities exchange, a liquidation event or upon termination or nonrenewal of the Advisory Agreement, by and among us, our Advisor and our Operating Partnership.  We will recognize the expense related to these OP Units as the related service is performed, as each OP Unit will be fully vested upon issuance.

Income Taxes

We will make an election to be taxed as a REIT, under Sections 856 through 860 of the Code, and expect we will be taxed as such beginning with our taxable year ending December 31, 2010.  In order to qualify as a REIT, an entity must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of its annual ordinary taxable income to stockholders.  REITs are generally not subject to U.S. federal income tax on taxable income that they distribute to their stockholders.  If we fail to qualify as a REIT in any taxable year, we will then be subject to U.S. federal income taxes on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for U.S. federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service granted us relief under certain statutory provisions.  Such an event could materially adversely affect our net income and net cash available for distribution to stockholders.  However, we believe that we will be organized and operate in such a manner as to qualify for treatment as a REIT and intend to operate in the foreseeable future in such a manner so that we will remain qualified as a REIT for U.S. federal income tax purposes.

RELATED-PARTY TRANSACTIONS AND AGREEMENTS

We have entered into agreements with our Advisor, the Dealer Manager and our Property Manager, whereby we expect to pay certain fees and reimbursements to these entities, including acquisition fees, selling commissions, dealer manager fees, asset management fees, property management and leasing fees, financing coordination fees, disposition fees, reimbursement of organizational and offering expenses and reimbursement of certain operating costs, as described previously.

Since our inception through March 31, 2010, we made five separate short term loans to our Sponsor in the principal aggregate amount of $985,500. These loans had an average interest rate of 5.8% and were made to pay for certain expenses in connection with our organization and offering while maintaining our minimum capitalization of $200,000. Each of these loans were timely repaid by our Sponsor during the period through December 31, 2009. Interest income related to these loans was $2,227. On January 4, 2010, the Company made a short term loan to the Company’s sponsor in the principal amount of $200,000, bearing an interest rate of 5.6%. Interest income related to this loan was $2,639.

OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2010 and December 31, 2009, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business plan, we expect that interest rate risk will be the primary market risk to which we will be exposed.

We may be exposed to the effects of interest rate changes primarily as a result of long-term debt used to maintain liquidity and fund expansion of our real estate investment portfolio and operations.  Our interest rate risk management objectives will be to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs.  To achieve our objectives, we may borrow at fixed rates or variable rates and, in some cases, with the ability to convert variable rates to fixed rates.  We may also enter into derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on a related financial instrument.  We will not enter into derivative or interest rate transactions for speculative purposes.  As of March 31, 2010, we had no outstanding debt and were not exposed to interest rate risk.

In addition to changes in interest rates, the value of our real estate will be subject to fluctuations based on changes in the real estate capital markets, market rental rates and local, regional and national economic conditions. All of these factors may also affect our ability to refinance our debt if necessary.

Item 4T.     Controls and Procedures.

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2010, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

PART II – OTHER INFORMATION

Item 1.        Legal Proceedings

We do not currently have any material legal proceedings pending against us.

Item 1A.     Risk Factors

As of the date of this report, there have been no material changes to the risk factors set forth in our Registration Statement, as amended and filed with the Securities and Exchange Commission and declared effective on May 14, 2010.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2010, we did not sell or issue any equity securities that were not registered under the Securities Act.

Use of Proceeds from Registered Securities

On May 14, 2010, our Registration Statement on Form S-11 (File No. 333-160093) (the “Registration Statement”), covering a public offering of up to $1,000,000,000 (excluding any shares sold pursuant to our distribution reinvestment program) in shares of common stock, was declared effective under the Securities Act.  The Offering commenced on May 18, 2010 and is currently expected terminate on or before May 14, 2012, unless extended by our board of directors.

Through Empire American Realty, LLC, the dealer manager for the Offering, we are offering to the public on a best efforts basis up to $1,000,000,000 in shares of our common stock.  We are offering up to 100,000,000 shares (excluding shares pursuant to our distribution reinvestment program) of our common stock at a price of $10.00 per share, however, if we sell shares at a discounted per share price as described in the Prospectus for the Offering, we may sell more than 100,000,000 shares.

We are also offering up to 10,000,000 shares of common stock at a price of $9.50 per share, for an aggregate price of $95,000,000, to be issued pursuant to our distribution reinvestment program.

As of June 25, 2010, the Company received a stock subscription for 3,000 shares. These shares will be issued upon satisfying the conditions referred to in the registration statement.

We do not have an obligation to reimburse the Advisor for any organization and offering expenses until we raise the minimum offering pursuant to the Prospectus for the Offering.  Therefore, the Company did not record organization and offering expenses within its financial statements.

As of March 31, 2010, we have not entered into any arrangements to acquire any specific property, to invest in any specific loan or to make any other permitted investment.

Item 3.        Default Upon Senior Securities

None.

Item 4.        (Removed and Reserved)

Item 5.        Other Information

None.

Item 6.        Exhibits

The exhibits required by this item are set forth on the Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMPIRE AMERICAN REALTY TRUST, INC.

June 25 , 2010	By:	/s/ Ezra Beyman
Ezra Beyman
President and Chief Executive Officer
(Principal Executive Officer)

June 25 , 2010	By:	/s/ David Teiler
David Teiler
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*           Filed herewith