Form 10-Q
period 2010-06-30
EMPIRE AMERICAN REALTY TRUST INC
filed 2010-08-12
CIK 1466085

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from to

Commission file number:  333-160093

Empire American Realty Trust, Inc.
(Exact Name of Registrant as Specified in its Charter)

Maryland	26-4567130
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)
25 Philips Parkway
Montvale, New Jersey	07645
(Address of principal executive offices)	(Zip code)

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

Yes ☐  No ☒

As of August 11, 2010,  20,000 shares of the registrant’s common stock were outstanding.

TABLE OF CONTENTS

		Page

PART I – FINANCIAL INFORMATION

Item 1.	Consolidated Balance Sheets as of June 30, 2010 (unaudited) and December 31, 2009	F-1

Consolidated Statements of Operations (unaudited) for the three and six months ended June 30, 2010 and the three months ended June 30, 2009 and the period from March 26, 2009 (Date of Inception) to June 30, 2009
		F-2
	Consolidated Statement of Equity for the six-month period ended June 30, 2010 (unaudited) and the period March 26, 2009 (Date of Inception) through December 31, 2009	F-3
	Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2010 and the period from March 26, 2009 (Date of Inception) to June 30, 2009	F-4
	Notes to Consolidated Financial Statements (unaudited)	F-5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	3
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	10
Item 4T.	Controls and Procedures	11

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	12
Item 1A.	Risk Factors	12
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	12
Item 3.	Defaults Upon Senior Securities	13
Item 4.	(Removed and Reserved)	13
Item 5.	Other Information	13
Item 6.	Exhibits	13
	Signatures	14

PART III

	Certification of Chief Executive Officer	16
	Certification of Chief Financial Officer	18
	Written Statement of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002	20

i

PART I – FINANCIAL INFORMATION

EMPIRE AMERICAN REALTY TRUST INC AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED BALANCE SHEET

	June 30, 2010	December 31, 2009
	(Unaudited)

ASSETS
Cash and cash equivalents	$209,566	$205,667
Subscription escrow	27,000	-
Related party receivable	-	560
Total Assets	$236,566	$206,227

LIABILITIES AND STOCKHOLDER'S EQUITY
Related party payable	$1,000	$2,000
Accrued expense	-	300
Subscription payable	27,000	-
Accrued income taxes payable	250	731
Total Liabilities	28,250	3,031

Stockholder's equity:
Common stock, $.01 par value; 200,000 shares authorized, 20,000 shares issued and outstanding	200	200
Additional paid-in capital	199,800	199,800
Retained earnings	6,316	1,196
Total Company's stockholder's equity	206,316	201,196
Non-controlling interest	2,000	2,000
Total stockholder's equity	208,316	203,196
Total Liabilities and Stockholder's Equity	$236,566	$206,227

EMPIRE AMERICAN REALTY TRUST INC AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENT OF OPERATIONS

	Three months ended June 30, 2010	Three months ended June, 30 2009	Six months ended June 30, 2010	March 26, 2009 (Date of Inception) to June 30, 2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue
Interest Income	$2,730	$-	$5,370	$-

Net income before income taxes	2,730	-	5,370	-
Income tax provision	125	173	250	173
Net income	2,605	(173)	5,120	(173)
Less net income attributable to non-controlling interest	-	-	-	-
Net income attributable to the Company	$2,605	$(173)	$5,120	$(173)
Earnings per common share
Basic earnings per share	$0.13	$(0.01)	$0.26	$(0.01)
Diluted earnings per share	$0.13	$(0.01)	$0.25	$(0.01)
Basic weighted-average common shares	20,000	20,000	20,000	20,000
Diluted weighted-average common shares	20,462	20,000	20,232	20,000

EMPIRE AMERICAN REALTY TRUST INC AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
For the Six-Month Period Ended June 30, 2010 (Unaudited) and the Period March 26, 2009 (Date of Inception) Through December 31, 2009

					Total
	Common Shares		Additional		Company's		Total
	Common		Paid-in	Retained	Stockholders'	Non-controlling	Stockholder's
	Shares	Amount	Capital	Earnings	Equity	Interest	Equity
Balance, March 26, 2009 (Date of Inception)		$-	$-	$-	$-	$-	$-

Proceeds from issuance of common stock	20,000	200	199,800		200,000	-	200,000
Proceeds from issuance of limited partnership units					-	2,000	2,000
Net income				1,196	1,196	$-	1,196
Balance, December 31, 2009	20,000	$200	$199,800	$1,196	$201,196	$2,000	$203,196

Net income	-	-	-	5,120	5,120	$-	5,120
Balance, June 30, 2010	20,000	$200	$199,800	$6,316	$206,316	$2,000	$208,316

EMPIRE AMERICAN REALTY TRUST INC AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CASH FLOWS

	Six months ended June 30, 2010	March 26, 2009 (Date of Inception) to June 30, 2009
	(Unaudited)	(Unaudited)

Cash Flows From Operating Activities:
Net income	$5,120	$(173)

Plus:
related party receivable - interest on short term notes	560	-
related party payable	(1,000)	2,200
accrued expense	(300)	-
accrued income taxes payable	(481)	173
Net cash provided by operating activities	3,899	2,200
Cash flows From Investing Activities:
Net cash provided by investing activities	-	-
Cash Flows From Financing Activities:
Proceeds from subscription	27,000	-
Subscription payable	(27,000)
Proceeds from repayment of short term notes	200,000	-
Issuance of short term notes	(200,000)	-
Proceeds from issuance of common stock	-	200,000
Related party payable	-	-
Proceeds from issuance of limited partnership units	-	2,000
Net cash provided by financing activities	-	202,000
Net Change in Cash and cash equivalents	3,899	204,200
Cash and cash equivalents, beginning of period	205,667	-
Cash and cash equivalents, end of period	$209,566	$204,200

Cash paid for income taxes	$731	$-

EMPIRE AMERICAN REALTY TRUST, INC. AND SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2010

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

As of June 30, 2010, neither the Company nor the Operating Partnership had acquired or contracted to make any investments.  The Advisor had not identified any assets in which there is a reasonable probability that the Company or the Operating Partnership will invest. The Company began selling shares as of May 18, 2010.

2.	Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulations S-X. Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ended December 31, 2010.

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
(Unaudited)
June 30, 2010

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

EMPIRE AMERICAN REALTY TRUST, INC. AND SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2010

2.	Summary of Significant Accounting Policies – (continued)

Cash and Cash Equivalents

Cash is comprised of cash held in a major banking institution. Cash equivalents is comprised of accounts held in a short term money market fund.

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

Subscription Escrow

Subscription escrow and its related payable represent funds held by a third party escrow agent for stock subscriptions received. The funds held in this account are the property of the subscribers until certain conditions are satisfied as referred to in the Company’s registration statement.

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
(Unaudited)
June 30, 2010

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
(Unaudited)
June 30, 2010

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

Income Taxes

The Company will make an election to be taxed as a REIT beginning with the year ending December 31, 2010.  The Company has recorded a corporate income tax provision for the tax periods ending June 30, 2010 and December 31, 2009 of $250 and $731, respectively .

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

Financial Instruments

The carrying amounts of cash and cash equivalents, subscription escrow, related party payable and receivable, subscription payable, accrued expense and income taxes payable, approximate its fair value because of the short maturity of these instruments.

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
(Unaudited)
June 30, 2010

2.	Summary of Significant Accounting Policies – (continued)

Concentration of Risk

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits.  The Company has not experienced any losses in such accounts.  The Company believes it is not exposed to any significant credit risk on its cash

Net Income/Loss per Share

Net income/loss per share is computed in accordance with FASB ASC Topic 260 —“Earnings per Share”, by dividing the net income/loss by the weighted average number of shares of common stock outstanding.  For the three and six months ended June 30, 2010 and the three months ended June 30, 2009 and the period March 26, 2009 (date of inception) through June 30, 2009, the Company had net income attributable to the Company of $2,605, $5,120, $173 and $173, respectively and basic weighted average shares outstanding of 20,000 with no exercisable options or warrants.  The diluted weighted average shares outstanding for these periods were 20,462, 20,232, 20,000 and 20,000, respectively. The resulted basic earnings per share for the three and six months ended June 30, 2010 and the three months ended June 30, 2009 and the period March 26, 2009 (date of inception) through June 30, 2009 were $0.13, $0.26, ($0.01) and ($0.01), respectively. The resulted diluted earnings per share for the three and six months ended June 30, 2010 and the three months ended June 30, 2009 and the period March 26, 2009 (date of inception) through June 30, 2009 were $0.13, $0.25, ($0.01) and ($0.01), respectively.

Organization and Offering Costs

The Advisor may advance or reimburse all of the organization and offering costs incurred on the Company’s behalf.  These costs are not included in the consolidated financial statements of the Company because such costs are not a liability of the Company until the subscriptions for the minimum number of shares of common stock are received and accepted by the Company.  Organization and offering costs include items such as legal and accounting fees, marketing, promotional and printing costs.  All organization and offering costs will be recorded as a reduction of additional paid in capital.  Total organization and offering costs incurred as of June 30, 2010 and December 31, 2009 by the Advisor were $1,380,724 and $850,965, respectively.

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

In January 2010 the FASB issued Accounting Standards Update 2010-06, Fair Value Measurement and Disclosures, Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). ASU 2010-06 requires a number of additional disclosures regarding fair value measurements, including the amount of transfers between Level 1 and 2 of the fair value hierarchy, the reasons for transfers in or out of Level 3 of the fair value hierarchy and activity for recurring Level 3 measures. In addition, the amendments clarify certain existing disclosure requirements related to the level at which fair value disclosures should be disaggregated and the requirement to provide disclosures about the valuation techniques and inputs used in determining the fair value of assets or liabilities classified as Level 2 or 3. ASU 2010-06 was effective January 1, 2010, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for the Company on January 1, 2011 and early adoption is permitted. There were no transfers between Level 1 and 2 of the fair value hierarchy during the six months ended June 30, 2010. The adoption did not have a material effect on the Company’s consolidated financial condition, results of operations, or cash flows.

The Company has considered all other pronouncements that have been issued but are not yet effective which were not listed above.  The Company believes that these other pronouncements will not have any future impact on the Company’s financial statements.

EMPIRE AMERICAN REALTY TRUST, INC. AND SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2010

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

Under its charter, the Company cannot make some material changes to its business form or operations without the approval of stockholders holding at least a majority of the shares of the Company’s stock entitled to vote on the matter.  These include (1) amendment of its charter, (2) its liquidation or dissolution, (3) its reorganization, and (4) its merger, consolidation or the sale or other disposition of its assets.  Share exchanges in which the Company is the acquirer, however, do not require stockholder approval.  The Company had 20,000 shares of common stock outstanding as of June 30, 2010 and December 31, 2009.

As of August 11, 2010, the Company received a stock subscription for 125,555 shares. These shares will be issued upon satisfying the conditions referred to in the registration statement.

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
(Unaudited)
June 30, 2010

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
(Unaudited)
June 30, 2010

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

During the period March 26, 2009 (Date of Inception) through December 31, 2009, the Company made five separate short term loans, bearing an average interest rate of 5.8%, to the Company’s sponsor in the principal aggregate amount of $985,000.  These loans were made to pay for certain expenses in connection with the Company’s organization and offering while maintaining the Company’s minimum capitalization of $200,000.  Each of these loans were repaid by the sponsor during the period through December 31, 2009.  Interest income related to these loans was $2,227. On January 4, 2010, the Company made a short term loan to the Company’s sponsor in the principal amount of $200,000, bearing an interest rate of 5.6%. Interest income related to this loan was $5,370. This loan was repaid in June 2010.

On several instances, the Company's sponsor advanced the Company funds to cover certain costs expected to be incurred during the development stage of the Company. The balances owed at June 30, 2010 and December 31, 2009 are reflected as related party payable on the respective consolidated balance sheets.

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
(Unaudited)
June 30, 2010

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
(Unaudited)
June 30, 2010

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
(Unaudited)
June 30, 2010

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
(Unaudited)
June 30, 2010

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

EXECUTIVE SUMMARY

We are a newly incorporated company and have yet to commence operations.  Therefore, we do not have any meaningful operations to discuss as of June 30, 2010.

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

As of June 30, 2010, we have not declared or paid any dividends to our stockholders.  We expect that once we have fully invested the proceeds of the Offering and other potential subsequent offerings, our debt financing, including our pro rata share of the debt financing of entities in which we invest, will be approximately 50% of the aggregate market value of our real estate investments and other assets.  Financing for acquisitions and investments may be obtained at the time an asset is acquired or an investment is made or at such later time as determined to be appropriate.  In addition, debt financing may be used from time to time for property improvements, lease inducements, tenant improvements and other working capital needs.  Additionally, the amount of debt placed on an individual property or related to a particular investment, including our pro rata share of the amount of debt incurred by an individual entity in which we invest, may be more than 50% of the value of such property or investment or the value of the assets owned by such entity, depending on market conditions and other factors.  Our aggregate borrowings, secured and unsecured, must be reasonable in relation to our net assets and must be reviewed by our board of directors at least quarterly.  Our Articles of Amendment and Restatement limit our borrowing to 300% of our net assets (which approximates 75% of the cost of our assets) unless any excess borrowing is approved by a majority of our independent directors and is disclosed to our stockholders in our next quarterly report along with justification for the excess.  Notwithstanding the above, depending on market conditions and other factors, we may choose not to place debt on our portfolio or our assets and may choose not to borrow to finance our operations or to acquire properties.  Any indebtedness we do incur will likely be subject to continuing covenants, and we will likely be required to make continuing representations and warranties about the Company in connection with such debt.  Moreover, some or all of our debt may be secured by some or all of our assets.  If we default in the payment of interest or principal on any such debt, breach any representation or warranty in connection with any borrowing or violate any covenant in any loan document, our lender(s) may accelerate the maturity of such debt, requiring us to immediately repay all outstanding principal.

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

Since our inception through June 30, 2010, we made five separate short term loans to our Sponsor in the principal aggregate amount of $985,500. These loans had an average interest rate of 5.8% and were made to pay for certain expenses in connection with our organization and offering while maintaining our minimum capitalization of $200,000. Each of these loans were timely repaid by our Sponsor during the period through December 31, 2009. Interest income related to these loans was $2,227. On January 4, 2010, the Company made a short term loan to the Company’s sponsor in the principal amount of $200,000, bearing an interest rate of 5.6%. Interest income related to this loan was $5,370. This loan was repaid in June 2010.

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2010 and December 31, 2009, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

We may be exposed to the effects of interest rate changes primarily as a result of long-term debt used to maintain liquidity and fund expansion of our real estate investment portfolio and operations.  Our interest rate risk management objectives will be to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs.  To achieve our objectives, we may borrow at fixed rates or variable rates and, in some cases, with the ability to convert variable rates to fixed rates.  We may also enter into derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on a related financial instrument.  We will not enter into derivative or interest rate transactions for speculative purposes.  As of June 30, 2010, we had no outstanding debt and were not exposed to interest rate risk.

In addition to changes in interest rates, the value of our real estate will be subject to fluctuations based on changes in the real estate capital markets, market rental rates and local, regional and national economic conditions. All of these factors may also affect our ability to refinance our debt if necessary.

Item 4T.     Controls and Procedures.

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2010, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended June 30, 2010, we did not sell or issue any equity securities that were not registered under the Securities Act.

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

As of August 11, 2010, the Company received a stock subscription for 125,555 shares. These shares will be issued upon satisfying the conditions referred to in the registration statement.

We do not have an obligation to reimburse the Advisor for any organization and offering expenses until we raise the minimum offering pursuant to the Prospectus for the Offering.  Therefore, the Company did not record organization and offering expenses within its financial statements.

As of June 30, 2010, we have not entered into any arrangements to acquire any specific property, to invest in any specific loan or to make any other permitted investment.

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

EMPIRE AMERICAN REALTY TRUST, INC.

August 11, 2010	By:	/s/ Ezra Beyman
Ezra Beyman
President and Chief Executive Officer
(Principal Executive Officer)

August 11, 2010	By:	/s/ David Teiler
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