Form 10-K
period 2010-12-31
INDEPENDENCE REALTY TRUST, INC
filed 2011-03-25
CIK 1466085

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from              to             .

Commission file number 333-160093

INDEPENDENCE REALTY TRUST, INC.

(Exact name of registrant as specified in its charter)

Maryland	26-4567130
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Cira Centre 2929 Arch St., 17th Floor Philadelphia, PA	19104
(Address of principal executive offices)	(Zip Code)

(215) 243-9000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

None

Securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates cannot be determined because there is no established trading market for the registrant’s common stock.

As of March 25, 2011, there were 20,000 outstanding shares of common stock of Independence Realty Trust, Inc. indirectly owned by RAIT Financial Trust.

The registrant meets the conditions set forth in General Instructions I(1)(a) and (b) of Form 10-K and is filing this Form with the reduced disclosure format.

INDEPENDENCE REALTY TRUST, INC.

i

Special Note Regarding Forward-Looking Statements

Certain statements included in this annual report on Form 10-K (this “Annual Report”) that are not historical facts (including any statements concerning investment objectives, other plans and objectives of management for future operations or economic performance, or assumptions or forecasts related thereto) are forward-looking statements. These statements are only predictions. We caution that forward-looking statements are not guarantees. Actual events or our investments and results of operations could differ materially from those expressed or implied in any forward-looking statements. Forward-looking statements are typically identified by the use of terms such as “may,” “should,” “expect,” “could,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “continue,” “predict,” “potential” or the negative of such terms and other comparable terminology.

The forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions and beliefs, which involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to:

•	our ability to effectively deploy the proceeds raised in our public offering;

•	changes in economic conditions generally and the real estate and debt markets specifically;

•	legislative or regulatory changes (including changes to the laws governing the taxation of real estate investment trusts, or REITs);

•	the availability of capital;

•	interest rates; and

•	changes to accounting principles generally accepted in The United States of America, or US GAAP.

Any of the assumptions underlying the forward-looking statements included herein could be inaccurate, and undue reliance should not be placed upon on any forward-looking statements included herein. All forward-looking statements are made as of the date of this Annual Report, and the risk that actual results will differ materially from the expectations expressed herein will increase with the passage of time. Except as otherwise required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements made after the date of this Annual Report, whether as a result of new information, future events, changed circumstances or any other reason. In light of the significant uncertainties inherent in the forward looking statements included in this Annual Report, including, without limitation, the risks described under “Item 1A—Risk Factors,” the inclusion of such forward-looking statements should not be regarded as a representation by us or any other person that the objectives and plans set forth in this Annual Report will be achieved.

PART I

ITEM 1.	Business

Certain portions of this Item 1 are omitted under the reduced disclosure format permitted by General Instruction I(2)(d) of Form 10-K.

Overview

Independence Realty Trust, Inc., formerly Empire American Realty Trust, Inc., or the Company, is a Maryland corporation formed on March 26, 2009 to invest in a diversified portfolio of multifamily properties with strong and stable cash flows that have the potential to generate attractive distributions for our investors, with a primary focus on core and stabilized multifamily properties that are well leased and produce predictable income.

As used herein, the terms “we,” “our” and “us” refer to the Company and, as required by context, Independence Realty Operating Partnership, LP, formerly Empire American Realty Operating Partnership, L.P. and their subsidiaries. We refer to Independence Realty Operating Partnership, LP as our operating partnership. References to “shares” and “our common stock” refer to the shares of our common stock. We plan to own substantially all of our assets and conduct our operations through our operating partnership, of which we are the sole general partner. We intend to qualify as a real estate investment trust, or REIT, commencing in the taxable year in which we satisfy our offering’s minimum offering requirements. We are an indirect, wholly-owned subsidiary of RAIT Financial Trust, a Maryland real estate investment trust, or our sponsor, that has qualified for and has elected to be taxed as a REIT. Our sponsor is publicly-traded on the New York Stock Exchange under the symbol “RAS.” On May 14, 2010, our Registration Statement on Form S-11 (File No. 333-160093) for an offering of a minimum of 250,000 shares and a maximum of 100,000,000 shares of common stock for sale to the public, which we refer to as our offering, at a price of $10 per share (exclusive of the 10,000,000 shares available pursuant to our distribution reinvestment program and 1,000,000 shares reserved for issuance under our Employee and Director Incentive Restricted Share Plan) was declared effective by the Securities and Exchange Commission, or the SEC. During 2010, we suspended sales under our offering and have not recommenced selling our shares. Our business will be managed on a day-to-day basis by our advisor, Independence Realty Advisors, LLC, an indirect, wholly-owned subsidiary of our sponsor. We have not commenced operations, and therefore are in the development stage.

Subject to certain restrictions and limitations, our business will be externally managed by our advisor pursuant to an advisory agreement between us and the advisor. Our advisor conducts our operations and manages our portfolio of real estate investments. We have no paid employees.

Our primary investment objectives are to:

•	preserve our stockholders’ investment in us without subjecting principal to undue risk;

•	generate cash flows from our operations for distributions to our stockholders;

•	realize growth in the value of our investments; and

•	invest in a diversified portfolio of multifamily properties.

ITEM 1A.	Risk Factors

Investment Risks

Our lack of prior operating history makes it difficult for you to evaluate our likely performance and this investment.

We and our advisor are both newly formed entities with no prior operating history and we may both be unable to successfully operate our businesses or achieve our investment objectives. The past performance of our sponsor may not be indicative of the performance we may achieve. We have no income, cash flow, funds from operations or funds from which we can make distributions to you. We may not be able to conduct our business as planned and/or successfully.

We differ from our sponsor in a number of respects, and therefore, the past performance of our sponsor may not be indicative of our future results.

The past performance of our sponsor may not be indicative of our future results and we may not be able to successfully implement our strategies and operate our business. Our business is different in a number of respects from the operations of our sponsor, resulting in returns to our stockholders that may vary from those generated by our sponsor.

We may not raise sufficient funds from our offering to diversify our investments.

Our offering is being made on a “best efforts” basis whereby our dealer manager is only required to use its best efforts to sell our shares and has no firm commitment or obligation to purchase any of our common stock. Our sponsor has only contributed $200,000 in connection with our offering, and therefore we will rely almost entirely on proceeds raised in our offering to purchase real estate. If we are unable to raise substantially more than the minimum offering amount, we will make fewer investments resulting in less diversification in terms of the number of investments owned and the geographic regions in which our investments are located. In such case, the likelihood that any single property’s performance would materially reduce our overall profitability will increase. In addition, any inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, and our net income and the distributions we make to stockholders would be reduced.

Our common stock is not listed on an exchange and there is no public trading market for it, therefore it may be difficult for you to sell your stock. If you sell your stock, it may be at a substantial discount.

Following our offering, our common stock will not be listed on a stock exchange and there is no current public trading market, nor is there any assurance that a public trading market will ever exist, for our stock. Our charter contains restrictions on the ownership and transfer of our stock, which may inhibit your ability to sell your stock. Our share repurchase program is limited in terms of the number of shares of stock that may be repurchased annually. Our board of directors may also limit, suspend or terminate our share repurchase program at any time. As a result, it may be difficult for you to sell your shares of stock. If you are able to sell your stock, it might be at a substantial discount from the price you paid. This may be the result because, in part, the amount of funds available for investment is expected to be reduced by selling commissions, dealer manager fees, organization and offering expenses, and acquisition fees and expenses. If our offering expenses are higher than we anticipate, we will have a smaller amount available for investment. You should consider our stock as an illiquid investment and must be prepared to hold your stock for an indefinite period of time.

Our dealer manager has no experience in public offerings, which may affect the amount of funds it raises in our offering.

Our dealer manager was formed on March 26, 2009 and has not conducted any public offering such as this, nor does it have any established relationships with registered broker dealers, registered investment advisors or bank trust departments, which increases the risk that we will not achieve the minimum offering. This lack of experience may affect the way in which our dealer manager conducts our offering. Until we achieve the minimum offering, your investment in us will be held in escrow and be invested in accordance with the terms of the escrow agreement. If we do not achieve the minimum offering, the return on your investment in us may be less than the return you would have achieved if you had invested your money in other investments.

If we sell substantially less than all of the shares in our offering, the costs we incur to comply with SEC rules regarding internal control over financial reporting and other fixed costs will be a larger percentage of our net income and will reduce the return on your investment.

In order to comply with SEC rules, we expect to incur significant costs in establishing and maintaining adequate internal control over our financial reporting and our management will spend a significant amount of time assessing the effectiveness of such internal control. It is unlikely that such costs and the amount of time our management spends will be significantly less if we sell substantially less than the maximum number of shares we are offering.

We may suffer from delays in locating suitable investments, which could adversely affect the return on your investment.

Our ability to achieve our investment objectives and to make distributions to our stockholders is dependent upon our advisor’s performance in the acquisition of, and arranging of financing for, investments, as well as our property manager’s performance in the selection of residents and the negotiation of leases. The current market for properties that meet our investment objectives is highly competitive as is the leasing market for such properties. The more shares we sell in our offering, the greater our challenge will be to invest all of the net offering proceeds on attractive terms. You will not have the opportunity to evaluate the terms of transactions or other economic or financial data concerning our investments. You must rely entirely on the oversight of our board of directors, the management ability of our advisor and the performance of the property manager. We cannot be sure that our advisor will be successful in obtaining suitable investments on financially attractive terms.

Additionally, as a public company, we are subject to the ongoing reporting requirements under the Exchange Act. Pursuant to the Exchange Act, we may be required to file with the SEC financial statements of properties we acquire. To the extent any required financial statements are not available or cannot be obtained, we will not be able to acquire the investment. As a result, we may be unable to acquire certain properties that otherwise would be a suitable investment. We could suffer delays in our investment acquisitions due to these reporting requirements.

Delays we encounter in the selection and acquisition of properties could adversely affect your returns. In addition, if we are unable to invest our offering proceeds in real properties in a timely manner, we will hold the proceeds of our offering in an interest-bearing escrow account, invest the proceeds in short-term, investment-grade investments, or ultimately, liquidate. In such an event, our ability to make distributions and pay returns to our stockholders would be adversely affected.

The cash distributions you receive may be less frequent or lower in amount than you expect.

Our board of directors will determine the amount and timing of distributions. In making this determination, our directors will consider all relevant factors, including the amount of cash available for distribution, capital expenditure and reserve requirements and general operational requirements. We cannot assure you how long it may take to generate sufficient available cash flow to fund distributions nor can we assure you that sufficient cash will be available to make distributions to you. We may borrow funds, return capital or sell assets to make distributions. With no prior operations, we cannot predict the amount of distributions you may receive and we may be unable to pay, maintain or increase distributions over time.

As we raise proceeds from our offering, the sufficiency of cash flow to fund future distributions with respect to an increased number of outstanding shares will depend on the pace at which we are able to identify and close on suitable cash-generating real property investments. Because the accrual of offering proceeds may outpace the investment of these funds in real property acquisitions, cash generated from such investments may become insufficient to fund operating expenses and distributions. Also, because we may receive income from rents or interest at various times during our fiscal year, distributions paid may not reflect our income earned in that particular distribution period. The amount of cash available for distributions will be affected by many factors, including without limitation, our ability to acquire properties as offering proceeds become available, the income from those investments and yields on securities of other real estate companies that we invest in, and our operating expense levels. Further, if the aggregate amount of our distributions in any given year exceeds our earnings and profits (as determined for U.S. federal income tax purposes), the excess amount will either be (i) a return of capital or (ii) gain from the sale or exchange of property to the extent that a stockholder’s tax basis in our common stock equals or is reduced to zero as the result of our current or prior year distributions, in each case for U.S. federal income tax purposes. For further information regarding the tax consequences in the event we make distributions other than from funds from operations, please see “Item 1A—Risk Factors—United States Federal Income Tax Risks.”

Distributions paid from sources other than our cash flow from operations will result in us having fewer funds available for the acquisition of properties, which may adversely affect our ability to fund future distributions with cash flow from operations and may adversely affect your overall return.

As mentioned above, we may pay distributions from sources other than from our cash flow from operations. Until we acquire properties, we will not generate sufficient cash flow from operations to pay distributions. Our inability to acquire properties may result in a lower return on your investment than you expect. If we have not generated sufficient cash flow from our operations and other sources, such as from borrowings, sale of additional securities, advances from our advisor, our advisor’s deferral, suspension and/or waiver of its fees and expense reimbursements, to fund distributions, we may use the offering proceeds. Moreover, our board of directors may change this policy, in its sole discretion, at any time. Distributions made from offering proceeds are a return of capital to stockholders upon which we will have used to pay offering and organization expenses in connection with our offering. We have not established any limit on the amount of proceeds from our offering that may be used to fund distributions. If we fund distributions from the proceeds of our offering, we will have less funds available for acquiring properties. Our inability to acquire properties may have a negative effect on our ability to generate sufficient cash flow from operations to pay distributions. As a result, the return you realize on your investment may be reduced and investors who invest in us before we commence significant real estate operations or generate significant cash flow may realize a lower rate of return than later investors. We expect to have little cash flow from operations available for distribution until we make substantial investments. Funding distributions from borrowings could restrict the amount we can borrow for investments, which may affect our profitability. Funding distributions with the sale of assets may affect our ability to generate cash flows. Funding distributions from the sale of additional securities could dilute your interest in us if we sell shares of our common stock to third party investors. Payment of distributions from the mentioned sources could restrict our ability to generate sufficient cash flow from operations, affect our profitability and/or affect the distributions payable to you upon a liquidity event, any or all of which may have an adverse affect on your investment.

Your percentage of ownership may become diluted if we issue new shares of stock.

Stockholders have no rights to buy additional shares of stock in the event we issue new shares of stock. We may issue common stock, convertible debt or preferred stock pursuant to a subsequent public offering or a private placement, or to sellers of properties we directly or indirectly acquire instead of, or in addition to, cash consideration. Investors purchasing common stock in our offering who do not participate in any future stock issuances will experience dilution in the percentage of the issued and outstanding stock they own.

The properties we acquire or develop may not produce the cash flow required to meet our REIT minimum distribution requirements, and we may decide to borrow funds to satisfy such requirements, which could adversely affect our overall financial performance.

We may decide to borrow funds in order to meet the REIT minimum distribution requirements even if our management believes that the then prevailing market conditions generally are not favorable for such borrowings or that such borrowings would not be advisable in the absence of such tax considerations. If we borrow money to meet the REIT minimum distribution requirement or for other working capital needs, our expenses will increase, our net income will be reduced by the amount of interest we pay on the money we borrow and we will be obligated to repay the money we borrow from future earnings or by selling assets, any or all of which may decrease future distributions to stockholders.

To maintain our REIT status, we may be forced to forego otherwise attractive opportunities, which may delay or hinder our ability to meet our investment objectives and reduce your overall return.

To qualify as a REIT, we must satisfy certain tests on an ongoing basis concerning, among other things, the sources of our income, nature of our assets and the amounts we distribute to our stockholders. We may be required to make distributions to stockholders at times when it would be more advantageous to reinvest cash in our business or when we do not have funds readily available for distribution. Compliance with the REIT requirements may hinder our ability to operate solely on the basis of maximizing profits and the value of your investment.

Risks Related to Our Organization, Structure and Management

We are dependent upon our sponsor, our advisor and their affiliates to conduct our operations, and therefore, any adverse changes in the financial health of our sponsor, our advisor or their affiliates, or our relationship with any of them, could hinder our operating performance and the return on your investment.

We are dependent on our advisor and its affiliates to manage our operations and acquire and manage our portfolio of real estate assets. Our advisor, which is indirectly wholly owned by our sponsor, will make all decisions with respect to the management of our company. Our advisor will depend upon the fees and other compensation that it will receive from us in connection with the purchase, management and sale of our properties to conduct its operations. Any adverse changes in the financial condition of, or our relationship with, our advisor or property manager could hinder their ability to successfully manage our operations and our portfolio of investments.

If our advisor loses or is unable to make available key personnel, our ability to implement our investment strategies could be hindered, which could adversely affect our ability to make distributions and the value of your investment.

Our success depends to a significant degree upon the contributions of certain of our executive officers and other key personnel of our advisor. We cannot guarantee that all, or any, of the key personnel will remain affiliated with us or our advisor. If any of our key personnel were to cease their affiliation with us or our advisor, our operating results could suffer. Further, we do not intend to maintain key person life insurance that would provide us with proceeds in the event of death or disability of any of our key personnel.

We believe our future success depends upon our advisor’s ability to hire and retain highly skilled managerial, operational and marketing personnel. Competition for such personnel is intense, and we cannot assure you that our advisor will be successful in attracting and retaining such skilled personnel. If our advisor loses or is unable to obtain the services of key personnel, our ability to implement our investment strategies could be delayed or hindered, and the value of your investment may decline.

If our sponsor, our advisor or their affiliates waive certain fees due to them, our results of operations and distributions may be artificially high.

From time to time, our sponsor, our advisor and/or their affiliates may agree to waive or defer all or a portion of the acquisition, asset management or other fees, compensation or incentives due to them, pay general administrative expenses or otherwise supplement stockholder returns in order to increase the amount of cash available to make distributions to stockholders. If our sponsor, our advisor and/or their affiliates choose to no longer waive or defer such fees and incentives, our results of operations will be lower than in previous periods and your return on your investment could be negatively affected.

Maryland General Corporation Law prohibits certain business combinations, which may make it more difficult for us to be acquired.

Under Maryland General Corporation Law, “business combinations” between a Maryland corporation and an “interested stockholder” or an affiliate of an interested stockholder are prohibited for five years after the most recent date on which the interested stockholder becomes an interested stockholder. These business combinations include a merger, consolidation, share exchange, or in circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities. An interested stockholder is defined as (i) any person who beneficially owns 10% or more of the voting power of the then outstanding voting stock of the corporation; or (ii) an affiliate or associate of the corporation who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of the voting power of the then outstanding voting stock of the corporation.

A person is not an interested stockholder under the statute if the board of directors approved in advance the transaction by which the person otherwise would have become an interested stockholder. However, in approving a transaction, the board of directors may provide that its approval is subject to compliance, at or after the time of approval, with any terms and conditions determined by the board.

After the expiration of the five-year period described above, any business combination between the Maryland corporation and an interested stockholder must generally be recommended by the board of directors of the corporation and approved by the affirmative vote of at least:

•	80% of the votes entitled to be cast by holders of the then outstanding shares of voting stock of the corporation; and

•

two-thirds of the votes entitled to be cast by holders of voting stock of the corporation, other than shares held by the interested stockholder with whom or with whose affiliate the business combination is to be effected, or held by an affiliate or associate of the interested stockholder.

These super-majority vote requirements do not apply if the corporation’s common stockholders receive a minimum price, as defined under Maryland General Corporation Law, for their shares in the form of cash or other consideration in the same form as previously paid by the interested stockholder for its shares. Maryland General Corporation Law also permits various exemptions from these provisions, including business combinations that are exempted by the board of directors before the time that the interested stockholder becomes an interested stockholder. The business combination statute may discourage others from trying to acquire control of us and increase the difficulty of consummating any offer.

Stockholders have limited control over changes in our policies and operations.

Our board of directors determines our major policies, including regarding financing, growth, debt capitalization, REIT qualification and distributions. Our board of directors may amend or revise these and other policies without a vote of the stockholders. Our charter sets forth the stockholder voting rights required under the Statement of Policy Regarding Real Estate Investment Trusts, as revised and adopted by the North American Securities Administrators Association on May 7, 2007, or the NASAA REIT Guidelines. Under our charter and the Maryland General Corporation Law, our stockholders generally have a right to vote only on the following matters:

•	the election or removal of directors;

•	any amendment of our charter, except that our board of directors may amend our charter without stockholder approval to:

•	change our name;

•	change the name or other designation or the par value of any class or series of stock and the aggregate par value of our stock;

•	increase or decrease the aggregate number of our shares;

•	increase or decrease the number of our shares of any class or series of stock that we have the authority to issue; and

•	effect certain reverse stock splits;

•	our liquidation and dissolution; and

•	our being a party to any merger, consolidation, sale or other disposition of substantially all of our assets or similar reorganization.

All other matters are subject to the discretion of our board of directors.

Our authorized but unissued shares of common and preferred stock may prevent a change in our control.

Our charter authorizes us to issue additional authorized but unissued shares of common or preferred stock. In addition, our board of directors may, without stockholder approval, amend our charter to increase the aggregate number of shares of our common stock or the number of shares of stock of any class or series that we have authority to issue and classify or reclassify any unissued shares of common or preferred stock and set the preferences, rights and other terms of the classified or reclassified shares. As a result, our board of directors may establish a series of shares of common or preferred stock that could delay or prevent a transaction or a change in control that might involve a premium price for shares of our common stock or otherwise be in the best interest of our stockholders.

Because of our holding company structure, we depend on our operating subsidiary and its subsidiaries for cash flow and we will be structurally subordinated in right of payment to the obligations of such operating subsidiary and its subsidiaries.

We are a holding company with no business operations of our own. Our only significant asset is and will be the general partnership interests of our operating partnership. We conduct, and intend to conduct, all of our business operations through our operating partnership. Accordingly, our only source of cash to pay our obligations is distributions from our operating partnership and its subsidiaries of their net earnings and cash flows. We cannot assure you that our operating partnership or its subsidiaries will be able to, or be permitted to, make distributions to us that will enable us to make distributions to our stockholders from cash flows from operations. Each of our operating partnership’s subsidiaries is a distinct legal entity and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from such entities. In addition, because we are a holding company, your claims as stockholders will be structurally subordinated to all existing and future liabilities and obligations of our operating partnership and its subsidiaries. Therefore, in the event of our bankruptcy, liquidation or reorganization, our assets and those of our operating partnership and its subsidiaries will be able to satisfy your claims as stockholders only after all of our and our operating partnerships and its subsidiaries liabilities and obligations have been paid in full.

Our board of directors may amend or terminate our distribution reinvestment program or our share repurchase program, which may have a material effect on your investment.

The directors, including a majority of independent directors, may by majority vote amend or terminate the distribution reinvestment program upon 10 days’ notice to participants. If our directors terminate our distribution reinvestment program, you will not be able to reinvest your distributions to purchase our shares at a lower price, which may have a material affect on your investment. In addition, limitations on participation in our share repurchase program, and the ability of our board of directors to modify, suspend or terminate the plan, may restrict your ability to participate in and receive liquidity on your investment through this program. As a result, you should not rely on our share repurchase program to provide you with liquidity.

Our rights and the rights of our stockholders to recover on claims against our directors are limited, which could reduce your and our recovery against them if they negligently cause us to incur losses.

Maryland General Corporation Law provides that a director has no liability in such capacity if he performs his duties in good faith, in a manner he reasonably believes to be in our best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. A director who performs his or her duties in accordance with the foregoing standards should not be liable to us or any other person for failure to discharge his or her obligations as a director. We are permitted to purchase and maintain insurance or provide similar protection on behalf of any directors, officers, employees and agents, including our advisor and its affiliates, against any liability asserted which was incurred in any such capacity with us or arising out of such status, except as limited by our charter and/or bylaws. This may result in us having to expend significant funds, which will reduce the available cash for distribution to our stockholders.

Our charter prohibits us from indemnifying our directors, our advisor and its affiliates for any loss or liability that they suffer or holding harmless our directors, the advisor and its affiliates for any loss or liability that we suffer unless certain conditions are met.

As a result of the foregoing, our directors and officers will not be liable for monetary damages unless the director or officer actually received an improper benefit or profit in money, property or services, or is adjudged to be liable to us or our stockholders based on a finding that his or her action, or failure to act, was the result of active and deliberate dishonesty and was material to the cause of action adjudicated in the proceeding.

If we internalize our management functions, the percentage of our outstanding common stock owned by our other stockholders could be reduced, and we could incur other significant costs associated with being self-managed.

In the future, our board of directors may consider internalizing the functions performed for us by our advisor by, among other methods, acquiring our advisor’s assets. The method by which we could internalize these functions could take many forms. There is no assurance that internalizing our management functions will be beneficial to us and our stockholders. An acquisition of our advisor could also result in dilution of your interests as a stockholder and could reduce earnings per share and funds from operation per share. Additionally, we may not realize the perceived benefits or we may not be able to properly integrate a new staff of managers and employees or we may not be able to effectively replicate the services provided previously by our advisor, property manager or their affiliates. Internalization transactions, including without limitation, transactions involving the acquisition of advisors or property managers affiliated with entity sponsors have also, in some cases, been the subject of litigation. Even if these claims are without merit, we could be forced to spend significant amounts of money defending claims which would reduce the amount of funds available for us to invest in properties or other investments and to pay distributions. All of these factors could have a material adverse effect on our results of operations, financial condition and ability to pay distributions.

If we do not successfully implement our listing or liquidation policy, you may have to hold your investment for an indefinite period.

We presently intend to complete a transaction providing liquidity to stockholders within five to seven years from the completion of our offering stage. Market conditions and other factors could cause us to delay the listing of our shares on a national securities exchange or the commencement of our liquidation beyond seven years from the termination of our offering stage. If our board of directors does determine to pursue our liquidation policy, we would be under no obligation to conclude the process within a set time. The timing of the sale of assets will depend on real estate and financial markets, economic conditions in the areas in which properties are located, and U.S. federal income tax effects on stockholders, that may prevail in the future. We cannot guarantee that we will be able to liquidate all of our assets. After we adopt a plan of liquidation, we would remain in existence until all properties and assets are liquidated. If we do not pursue a liquidity event, or delay such an event due to market conditions, your shares may continue to be illiquid and you may, for an indefinite period of time, be unable to convert your investment to cash easily and could suffer losses on your investment.

Risks Related to Conflicts of Interest

Our executive officers have interests that may conflict with the interests of stockholders.

Our executive officers are also affiliated with or are executive officers and stockholders of our sponsor. These individuals may have personal and professional interests that conflict with the interests of our stockholders with respect to business decisions affecting us and our operating partnership, such as interests in the timing and pricing of the acquisition of the multifamily properties in the acquisition portfolio. As a result, the effect of these conflicts of interest on these individuals may influence their decisions affecting the negotiation and consummation of the transactions whereby we acquire the multifamily properties in the acquisition portfolio from our sponsor.

Our advisor, our executive officers and their affiliates may face conflicts of interest and if inadequate time is devoted to our business, your investment may be negatively impacted.

We do not have any employees and, as a result, will rely on the employees of our advisor and its affiliates for the day-to-day operation of our business. Our sponsor and its affiliates are general partners, managing members and sponsors of other real estate programs having similar investment objectives to ours. The employees of our sponsor and its affiliates currently control and/or operate other entities that own properties in the markets in which we may seek to invest, and they spend a material amount of time managing these properties and other assets that are unrelated to our business. Each of our executive officers are also officers of our sponsor and/or its affiliates, and as a result, these individuals owe fiduciary duties to these other entities and their stockholders, members and limited partners. Because our sponsor and its affiliates have such interests in other real estate programs and engage in other business activities, the employees of our sponsor and its affiliates may experience conflicts of interest in allocating their time and resources among our business and these other activities. The amount of time that our advisor and its affiliates spend on our business will vary from time to time and is expected to be more while we are raising money and acquiring properties. During times of intense activity in other programs and ventures, they may devote less time and fewer resources to our business than are necessary or appropriate to manage our business. We expect that as our real estate activities expand, our advisor will attempt to hire additional employees who would devote substantially all of their time to our business. There is no assurance that our advisor will devote adequate time to our business. If our advisor suffers or is distracted by adverse financial or operational problems in connection with its operations unrelated to us, it may allocate less time and resources to our operations. If any of the foregoing events occur, the returns on our investments, our ability to make distributions to stockholders and the value of your investment may suffer.

Some of these individuals could make substantial profits as a result of investment opportunities allocated to entities other than us. As a result, these individuals could pursue transactions that may not be in our best interest, which could have a material affect on our operations and your investment. Our advisor, our property manager and their respective affiliates may, in the future, be engaged in other activities that could result in potential conflicts of interest with the services that they will provide to us. In addition, our sponsor may compete with us for the acquisition and/or refinancing of properties.

Our advisor and its affiliates will receive substantial fees from us. These fees could influence our advisor’s advice to us, as well as the judgment of the affiliates of our advisor who serve as our officers and directors. Among other matters, the compensation arrangements, which might entitle affiliates of our advisor to disposition fees and other possible fees in connection with its services for the seller, could affect the judgment of our advisor or its affiliates with respect to property acquisitions from, or the making of investments in, other programs sponsored by our sponsor. Therefore, considerations relating to their compensation from other programs could result in decisions that are not in the best interests of our stockholders, which could hurt our income, and as a result, our ability to make distributions to you and/or a decline in the value of your investment.

Property management services are being provided by an affiliated party, which may impact our sale of properties, and as a result, affect your investment.

Our property manager is controlled by our sponsor, and is thus subject to an inherent conflict of interest. Specifically, because the property manager will receive significant fees for managing our properties, our advisor may face a conflict of interest when determining whether we should sell properties under circumstances where the property manager would no longer manage the property after the transaction. As a result of this conflict of interest, we may not dispose of properties when it would be in our best interests to do so.

If we acquire properties from affiliates of our advisor, the price may be higher than we would pay if the transaction was the result of arm’s-length negotiations.

The prices we pay to affiliates of our advisor for our properties will be equal to the prices paid by them, plus the costs incurred by them relating to the acquisition and financing of the properties, or if the price to us is in excess of such cost, substantial justification for such excess will exist and such excess will be reasonable and consistent with current market conditions as determined by a majority of our independent directors. Substantial justification for a higher price could result from improvements to a property by the affiliate of our advisor or increases in market value of the property during the period of time the property is owned by the affiliate as evidenced by an appraisal of the property. In no event will we acquire property from an affiliate at an amount in excess of its current appraised value as determined by an independent appraiser selected by our independent directors not otherwise interested in the transaction. An appraisal is “current” if obtained within the prior year. These prices will not be the subject of arm’s-length negotiations, which could mean that the acquisitions may be on terms less favorable to us than those negotiated in an arm’s-length transaction. Even though we will use an independent third-party appraiser to determine fair market value when acquiring properties from our advisor and its affiliates, we may pay more for particular properties than we would have in an arm’s-length transaction, which would reduce our cash available for investment in other properties or distribution to our stockholders.

We may purchase real properties from persons with whom affiliates of our advisor have prior business relationships, which may impact the purchase terms, and as a result, affect your investment.

If we purchase properties from third parties who have sold, or may sell, properties to our advisor or its affiliates, our advisor may experience a conflict between our current interests and its interest in preserving any ongoing business relationship with these sellers. As a result of this conflict, the terms of any transaction between us and such third parties may not reflect the terms that we could receive in the market on an arm’s length basis. If the terms we receive in a transaction are less favorable to us, our results from operations may be adversely affected.

Payment of fees to our advisor and its affiliates will reduce cash available for investment and distribution.

Our advisor and its affiliates will perform services for us in connection with the selection and acquisition of our properties and other investments, as well as the management and leasing of our properties. They will be paid significant fees for these services, which will reduce the amount of cash available for investment and for distribution to stockholders. The agreements between us and our advisor or its affiliates, and the fees paid to them pursuant to such agreements, will not be reached through arm’s-length negotiations and may not reflect the terms that would be available from a third-party; that is, a third-party unaffiliated with our advisor may be willing to provide such services to us at a lower price. These fees increase the risk that the amount available for payment of distributions to our stockholders upon a liquidation of our portfolio would be less than the purchase price of the shares of stock in our offering. Substantial up-front fees also increase the risk that you will not be able to resell your shares of stock at a profit, even if our stock is listed on a national securities exchange.

Certain of our affiliates will receive substantial fees prior to the payment of dividends to our stockholders.

We will pay or cause to be paid substantial compensation to our dealer manager, advisor, property manager and other affiliates and their employees. In addition, generally, our dealer manager and advisor will receive compensation that is not dependent on our success or profitability. These payments are payable before the payment of dividends to our stockholders and none of these payments are subordinated to a specified return to our stockholders. Also, although our property manager will receive compensation under a management agreement, such compensation will generally be dependent on our gross revenues. Further, other affiliates of our sponsor may, from time to time, provide services to us if approved by a majority of our independent directors. It is possible that we could obtain such goods and services from unrelated persons at a lesser price.

Our advisor and its affiliates receive fees and other compensation based upon our investments, which may impact operating decisions, and as a result, affect your investment.

Compensation is payable to our advisor whether or not there is cash available to make distributions to our stockholders. To the extent this occurs, our advisor and its affiliates benefit from us retaining ownership of and leveraging our assets, while our stockholders may be better served by the sale or disposition of, or reduction in leverage on, the assets. For example, because asset management fees payable to our advisor are based on total assets under management, including assets purchased using debt, our advisor may have an incentive to incur a high level of leverage in order to increase the total amount of assets under management. In addition, our advisor’s ability to receive fees and reimbursements depends on our continued investment in real properties. Therefore, the interest of our advisor and its affiliates in receiving fees may conflict with the interest of our stockholders in earning income on their investment in our common stock.

Our advisor may receive substantial fees in connection with the refinancing of any debt that we use to acquire properties or to make other permitted investments, or that is assumed, directly or indirectly, in connection with the acquisition of properties.

In connection with any refinancing of our debt that we use to acquire properties or to make other permitted investments, including any indebtedness assumed by us in connection with the acquisition of properties, we will pay our advisor a financing coordination fee equal to 1% of the amount available and/or outstanding under such financing, subject to certain limitations. There is no limit on our ability to refinance our indebtedness. As a result, our advisor has an incentive to recommend that we refinance our existing indebtedness, regardless of whether the structure, terms or conditions are favorable to us given our then-existing debt levels and current market conditions. Although our charter limits the amount of indebtedness that we may incur, our advisor may have an incentive to recommend that we refinance our indebtedness and incur additional indebtedness in connection with such refinancing.

We may compete with other entities affiliated with our sponsor for tenants.

Our sponsor and its affiliates are not prohibited from engaging, directly or indirectly, in any other business or from possessing interests in any other business ventures, including ventures involved in the acquisition, development, ownership, management, leasing or sale of real estate. Our sponsor and/or its affiliates may own and/or manage properties in the same geographical areas in which we expect to acquire real estate assets. Therefore, our properties may compete for tenants with other properties owned and/or managed by our sponsor and its affiliates. Our sponsor may face conflicts of interest when evaluating tenant opportunities for our properties and other properties owned and/or managed by our sponsor and its affiliates, and these conflicts of interest may have a negative impact on our ability to attract and retain tenants.

If we invest in joint ventures, the objectives of our partners may conflict with our objectives.

In accordance with our acquisition strategies, we may make investments in joint ventures or other partnership arrangements between us and affiliates of our sponsor or with unaffiliated third parties. Investments in joint ventures which own real properties may involve risks otherwise not present when we purchase real properties directly. For example, our co-venturer may file for bankruptcy protection, have economic or business interests or goals which are inconsistent with our interests or goals, or take actions contrary to our instructions, requests, policies or objectives. Among other things, actions by a co-venturer might subject real properties owned by the joint venture to liabilities greater than those contemplated by the terms of the joint venture or other adverse consequences.

These diverging interests could result in, among other things, exposing us to liabilities of the joint venture in excess of our proportionate share of these liabilities. The partition rights of each owner in a jointly owned property could reduce the value of each portion of the divided property. Moreover, there is an additional risk that the co-venturers may not be able to agree on matters relating to the property they jointly own. In addition, the fiduciary obligation that our sponsor or our board of directors may owe to our partner in an affiliated transaction may make it more difficult for us to enforce our rights.

General Risks Related to Investments in Real Estate

Economic conditions may adversely affect the residential real estate market and our income.

A residential property’s income and value may be adversely affected by international, national and regional economic conditions. Currently, the U.S. and international markets are experiencing increased levels of volatility due to a combination of many factors, including decreasing values of home prices and commercial real estate, limited access to credit markets, increased energy costs, increased unemployment rates, and a national and global recession. If such conditions persist, the residential real estate industry may experience a significant decline in business caused by a reduction in overall renters. The current economic downturn and increase in unemployment rates may also have an adverse affect on our operations if the tenants occupying the residential properties we acquire cease making rent payments to us.

In addition, local real estate conditions such as an oversupply of properties or a reduction in demand for properties, availability of “for sale” properties, competition from other similar properties, our ability to provide adequate maintenance, insurance and management services, increased operating costs (including real estate taxes), the attractiveness and location of the property and changes in market rental rates, may adversely affect a property’s income and value. The continued rise in energy costs could result in higher operating costs, which may affect our results from operations. In addition, local conditions in the markets in which we own or intend to own properties may significantly affect occupancy or rental rates at such properties. The risks that may adversely affect conditions in those markets include: layoffs, plant closings, relocations of significant local employers and other events negatively impacting local employment rates and the local economy; an oversupply of, or a lack of demand for, apartments; a decline in household formation; the inability or unwillingness of residents to pay rent increases; and rent control, rent stabilization and other housing laws, which could prevent us from raising rents.

We cannot predict when the residential real estate market will recover. Therefore, to the extent that there are adverse economic conditions in the residential market, such conditions could result in a reduction of our income and cash available for distributions and thus affect the amount of distributions we can make to you.

Our investments in real estate-related investments will be subject to the risks typically associated with real estate, which may have a material affect on your investment.

Our loans held for investment will generally be directly or indirectly secured by a lien on real property (or the equity interests in an entity that owns real property) that, upon the occurrence of a default on the loan, could result in our acquiring ownership of the property. We will not know whether the values of the properties ultimately securing our loans will remain at the levels existing on the dates of origination of those loans. If the values of the underlying properties decline, our risk will increase because of the lower value of the security associated with such loans. In this manner, real estate values could impact the values of our loan investments. Any investments in mortgage-backed securities, collateralized debt obligations and other real estate-related investments (including potential investments in real property) may be similarly affected by real estate property values. Therefore, our investments will be subject to the risks typically associated with real estate.

The value of real estate may be adversely affected by a number of risks, including:

•	natural disasters, such as hurricanes, earthquakes and floods;

•	acts of war or terrorism, including the consequences of terrorist attacks, such as those that occurred on September 11, 2001;

•	adverse changes in national and local economic and real estate conditions;

•	an oversupply of (or a reduction in demand for) space in the areas where particular properties are located and the attractiveness of particular properties to prospective tenants;

•	changes in governmental laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance therewith and the potential for liability under applicable laws;

•	costs of remediation and liabilities associated with environmental conditions affecting properties; and

•	the potential for uninsured or underinsured property losses.

The value of each property is affected significantly by its ability to generate cash flow and net income, which in turn depends on the amount of rental or other income that can be generated net of expenses required to be incurred with respect to the property. Many expenditures associated with properties (such as operating expenses and capital expenditures) cannot be reduced when there is a reduction in income from the properties. These factors may have a material adverse effect on the ability of the borrowers to pay their loans, as well as on the value that we can realize from assets we own or acquire.

Rising expenses could reduce cash flow and funds available for future acquisitions, which may have a material affect on your investment.

Our properties will be subject to increases in tax rates, utility costs, operating expenses, insurance costs, repairs and maintenance, administrative and other expenses. Some of the leases on our properties may require the tenants to pay all or a portion of the expenses, however, renewals of leases or future leases may not be negotiated on that basis, in which event we will have to pay those expenses. Such increased expenses could adversely affect funds available for future acquisitions or cash available for distributions.

Failure to generate sufficient cash flows from operations may reduce distributions to stockholders.

We intend to rely primarily on our cash flow from operations to make distributions to our stockholders. The cash flow from equity investments in our multifamily properties depends on the amount of revenue generated and expenses incurred in operating our properties. The revenue generated and expenses incurred in operating our properties depends on many factors, some of which are beyond our control. For instance, rents from our properties may not increase as expected. If our properties do not generate revenue sufficient to meet our operating expenses, debt service and capital expenditures, our cash flows and ability to make distributions to you will be adversely affected.

If we purchase assets at a time when the residential real estate market is experiencing substantial influxes of capital investment and competition for properties, the real estate we purchase may not appreciate or may decrease in value.

The residential real estate market may experience substantial influxes of capital from investors. This substantial flow of capital, combined with significant competition for real estate, may result in inflated purchase prices for such assets. To the extent we purchase real estate in such an environment, we are subject to the risk that, if the real estate market subsequently ceases to attract the same level of capital investment, or if the number of companies seeking to acquire such assets decreases, our returns will be lower and the value of our assets may not appreciate or may decrease significantly below the amount we paid for such assets.

We may be unable to sell a property if or when we decide to do so, which could adversely impact our ability to make cash distributions to our stockholders.

In connection with the acquisition of a property, we may agree on restrictions that prohibit the sale of that property for a period of time or impose other restrictions, such as a limitation on the amount of debt that can be placed or repaid on that property. Even absent such restrictions, the real estate market is affected by many factors that are beyond our control, including general economic conditions, availability of financing, interest rates and supply and demand. We cannot predict whether we will be able to sell any property for the price or on the terms set by us, or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We cannot predict the length of time needed to find a willing purchaser and to close the sale of a property. If we are unable to sell a property when we determine to do so, it could have a significant adverse effect on our cash flow and results of operations. As a result, we may not have funds to make distributions to our stockholders.

We may not make a profit if we sell a property, which could adversely impact our ability to make cash distributions to our stockholders.

The prices that we can obtain when we determine to sell a property will depend on many factors that are presently unknown, including the operating history, tax treatment of real estate investments, demographic trends in the area and available financing. There is a risk that we will not realize any significant appreciation on our investment in a property. Accordingly, your ability to recover all or any portion of your investment under such circumstances will depend on the amount of funds so realized and claims to be satisfied therefrom.

Our properties may not be diversified by geographic location or by type, which may increase the risk of your investment.

If we are unable to diversify our investments by region, our performance will be linked to a greater extent to economic conditions in the regions in which we acquire properties. Therefore, to the extent that there are adverse economic conditions in the regions in which our properties are located and in the market for real estate properties, such conditions could result in a reduction of our income, and thus affect the amount of distributions we can make to you. Further, we do not anticipate diversifying our investments in properties by industry, that is, we plan to invest primarily in the multifamily industry. Therefore, a downturn in such industry will likely have a more pronounced effect on the amount of cash available to us for distribution or on the value of our assets than if we had diversified our investments by property type.

We may incur liabilities in connection with properties we acquire.

Our anticipated acquisition activities are subject to many risks. We may acquire properties that are subject to liabilities or that have problems relating to environmental condition, state of title, physical condition or compliance with zoning laws, building codes, or other legal requirements. In each case, our acquisition may be without any, or with only limited, recourse with respect to unknown liabilities or conditions. As a result, if any liability were asserted against us relating to those properties or entities, or if any adverse condition existed with respect to the properties or entities, we might have to pay substantial sums to settle or cure it, which could adversely affect our cash flow and operating results. However, some of these liabilities may be covered by insurance. In addition, as mentioned above, absent a determination that an expedited acquisition is necessary, we intend to perform customary due diligence regarding each property or entity we acquire. We also will attempt to obtain appropriate representations and undertakings from the sellers of the properties or entities we acquire, although it is possible that the sellers may not have the resources to satisfy their indemnification obligations if a liability arises. Unknown liabilities to third parties with respect to properties or entities acquired might include, without limitation:

•	liabilities for clean-up of undisclosed environmental contamination;

•	claims by tenants or other persons dealing with the former owners of the properties;

•	liabilities incurred in the ordinary course of business; and

•	claims for indemnification by general partners, directors, officers and others indemnified by the former owners of the properties.

We may suffer losses that are not covered by insurance.

If we suffer losses that are not covered by insurance or that are in excess of insurance coverage, we could lose invested capital and anticipated profits. We intend to cause comprehensive insurance to be obtained for our properties, including casualty, liability, fire, extended coverage and rental loss customarily obtained for similar properties in amounts which our advisor determines are sufficient to cover reasonably foreseeable losses, and with policy specifications and insured limits that we believe are adequate and appropriate under the circumstances. Material losses may occur in excess of insurance proceeds with respect to any property as insurance proceeds may not provide sufficient resources to fund the losses. However, there are types of losses, generally of a catastrophic nature, such as losses due to wars, earthquakes, floods, hurricanes, pollution, environmental matters, mold or terrorism which are either uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments.

Insurance companies have recently begun to exclude acts of terrorism from standard coverage. Terrorism insurance is currently available at an increased premium, and it is possible that the premium will increase in the future or that terrorism coverage will become unavailable. In some cases, mortgage lenders have begun to insist that specific coverage against terrorism be purchased by owners as a condition for providing loans. We intend to obtain terrorism insurance if required by our lenders, but the terrorism insurance that we obtain may not be sufficient to cover loss for damages to our properties as a result of terrorist attacks. In addition, we may not be able to obtain insurance against the risk of terrorism because it may not be available or may not be available on terms that are economically feasible. In such instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. We cannot assure you that we will have adequate coverage for such losses.

In addition, many insurance carriers are excluding asbestos-related claims from standard policies, pricing asbestos endorsements at prohibitively high rates or adding significant restrictions to such coverage.

Because of our inability to obtain specialized coverage at rates that correspond to our perceived level of risk, we may not obtain insurance for acts of terrorism or asbestos-related claims. We will continue to evaluate the availability and cost of additional insurance coverage from the insurance market. If we decide in the future to purchase insurance for terrorism or asbestos, the cost could have a negative impact on our results of operations. If an uninsured loss or a loss in excess of insured limits occurs on a property, we could lose our capital invested in the property, as well as the anticipated future revenues from the property and, in the case of debt that is recourse to us, would remain obligated for any mortgage debt or other financial obligations related to the property. Any loss of this nature would adversely affect us. Although we intend to adequately insure our properties, we cannot assure that we will successfully do so.

We may be unable to secure funds for future capital improvements, which could adversely impact our ability to make cash distributions to our stockholders.

When residents do not renew their leases or otherwise vacate their space, in order to attract replacement residents, we may be required to expend funds for capital improvements to the vacated apartment units. In addition, we may require substantial funds to renovate a multifamily community in order to sell it, upgrade it or reposition it in the market. If we have insufficient capital reserves, we will have to obtain financing from other sources. We intend to establish capital reserves in an amount we, in our discretion, believe is necessary. A lender also may require escrow of capital reserves in excess of any established reserves. If these reserves or any reserves otherwise established are designated for other uses or are insufficient to meet our cash needs, we may have to obtain financing from either affiliated or unaffiliated sources to fund our cash requirements. We cannot assure you that sufficient financing will be available or, if available, will be available on economically feasible terms or on terms acceptable to us. Moreover, certain reserves required by lenders may be designated for specific uses and may not be available for capital purposes such as future capital improvements. Additional borrowing will increase our interest expense, therefore, our financial condition and our ability to make cash distributions to our stockholders may be adversely affected.

We may not have control over costs arising from rehabilitation of properties.

We may elect to acquire properties which require rehabilitation. In particular, we may acquire “affordable” properties that we will rehabilitate and convert to market rate properties. Consequently, we intend to retain independent general contractors to perform the actual physical rehabilitation work and will be subject to risks in connection with a contractor’s ability to control the rehabilitation costs, the timing of completion of rehabilitation, and a contractor’s ability to build in conformity with plans and specifications.

Short-term apartment leases expose us to the effects of declining market rent, which could adversely impact our ability to make cash distributions to our stockholders.

We expect that most of our apartment leases will be for a term of one year or less. Because these leases generally permit the residents to leave at the end of the lease term without any penalty, our rental revenues may be impacted by declines in market rents more quickly than if our leases were for longer terms.

The profitability of our acquisitions is uncertain.

We intend to acquire properties selectively. Acquisition of properties entails risks that investments will fail to perform in accordance with expectations. In undertaking these acquisitions, we will incur certain risks, including the expenditure of funds on, and the devotion of management’s time to, transactions that may not come to fruition. Additional risks inherent in acquisitions include risks that the properties will not achieve anticipated occupancy levels and that estimates of the costs of improvements to bring an acquired property up to standards established for the market position intended for that property may prove inaccurate.

We will face competition from third parties, including other apartment communities, which may limit our profitability and the return on your investment.

The residential apartment industry is highly competitive. This competition could reduce occupancy levels and revenues at our multifamily communities, which would adversely affect our operations. We compete with many other entities engaged in real estate investment activities, including individuals, corporations, bank and insurance company investment accounts, other REITs, real estate limited partnerships, and other entities engaged in real estate investment activities. Many of these entities have significant financial and other resources, including operating experience, allowing them to compete effectively with us. Competitors with substantially greater financial resources than us may be able to accept more risk than we can effectively manage. In addition, those competitors that are not REITs may be at an advantage to the extent they can utilize working capital to finance projects, while we (and our competitors that are REITs) will be required by the annual distribution provisions under the Code to distribute significant amounts of cash from operations to our stockholders. Our competitors include those in other apartment communities both in the immediate vicinity where our multifamily communities will be located and the broader geographic market. Such competition may also result in overbuilding of apartment communities, causing an increase in the number of apartment units available and potentially decreasing our occupancy and apartment rental rates. We may also be required to expend substantial sums to attract new residents. The resale value of the property could be diminished because the market value of a particular property will depend principally upon the value of the leases of such property. In addition, increases in operating costs due to inflation may not be offset by increased apartment rental rates. Further, costs associated with real estate investment, such as real estate taxes and maintenance costs, generally are not reduced when circumstances cause a reduction in income from the investment. These events would cause a significant decrease in revenues and could cause us to reduce the amount of distributions to our stockholders.

The large amount of foreclosed homes and low residential mortgage rates may result in potential renters purchasing residences rather than leasing them, and as a result, cause a decline in occupancy rates.

The large amount of foreclosed homes available at very attractive prices, along with the low residential mortgage interest rates currently available and government sponsored programs to promote home ownership, has resulted in a record high level on the National Association of Realtor’s Housing Affordability Index, an index used to measure whether or not a typical family could qualify for a mortgage loan on a typical home. The foregoing factors may encourage potential renters to purchase residences rather than lease them, thereby causing a decline in the occupancy rates of our properties.

Failure to succeed in new markets or in new property classes may have adverse consequences on our performance.

We may make acquisitions outside of our existing market areas or the property classes of our primary focus if appropriate opportunities arise. Our sponsor’s, advisor’s or any of our affiliates’ historical experience in their existing markets in owning and operating certain classes of property does not ensure that we will be able to operate successfully in new markets, should we choose to enter them, or that we will be successful in new property classes. We may be exposed to a variety of risks if we choose to enter new markets, including an inability to accurately evaluate local market conditions, to identify appropriate acquisition opportunities, to hire and retain key personnel, and a lack of familiarity with local governmental and permitting procedures. In addition, we may abandon opportunities to enter new markets or acquire new classes of property that we have begun to explore for any reason and may, as a result, fail to recover expenses already incurred.

Acquiring or attempting to acquire multiple properties in a single transaction may adversely affect our operations.

We are likely to acquire multiple properties in a single transaction. Such portfolio acquisitions are more complex and expensive than single-property acquisitions, and the risk that a multiple-property acquisition does not close may be greater than in a single-property acquisition. Portfolio acquisitions may also result in us owning investments in geographically dispersed markets, placing additional demands on our ability to manage the properties in the portfolio. In addition, a seller may require that a group of properties be purchased as a package even though we may not want to purchase one or more properties in the portfolio. In these situations, if we are unable to identify another person or entity to acquire the unwanted properties, we may be required to operate, or attempt to dispose of, these properties. To acquire multiple properties in a single transaction we may be required to accumulate a large amount of cash. We expect the returns that we can earn on such cash to be less than the ultimate returns on real property, and therefore, accumulating such cash could reduce the funds available for distributions. Any of the foregoing events may have an adverse effect on our operations.

If we sell properties by providing financing to purchasers, we will bear the risk of default by the purchaser.

If we decide to sell any of our properties, we intend to use our commercially reasonable efforts to sell them for cash. However, in some instances we may sell our properties by providing financing to purchasers. If we provide financing to purchasers, we will bear the risk of default by the purchaser and will be subject to remedies provided by law, which could negatively impact distributions to our stockholders. There are no limitations or restrictions on our ability to take such purchase money obligations. We may, therefore, take a purchase money obligation secured by a mortgage as full or partial payment for the purchase price of a property. The terms of payment to us generally will be affected by custom in the area where the property being sold is located and the then-prevailing economic conditions. If we receive promissory notes or other property in lieu of cash from property sales, the distribution of the proceeds of sales to our stockholders, or their reinvestment in other assets, will be delayed until the promissory notes or other property are actually paid, sold or refinanced or we have otherwise disposed of such promissory notes or other property. In some cases, we may receive initial down payments in cash and other property in the year of sale in an amount less than the selling price and subsequent payments will be spread over a number of years. If any purchaser defaults under a financing arrangement with us, it could negatively impact our ability to make distributions to our stockholders.

We may have difficulty selling real estate investments, and our ability to distribute all or a portion of the net proceeds from such sale to our stockholders may be limited.

Real estate investments are relatively illiquid, and as a result, we will have a limited ability to vary our portfolio in response to changes in economic or other conditions. We will also have a limited ability to sell assets in order to fund working capital and similar capital needs. When we sell any of our properties, we may not realize a gain on such sale. We may elect not to distribute any proceeds from the sale of properties to our stockholders; for example, we may use such proceeds to:

•	purchase additional properties;

•	repay debt, if any;

•	buy out interests of any co-venturers or other partners in any joint venture in which we are a party;

•	create working capital reserves; or

•	make repairs, maintenance, tenant improvements or other capital improvements or expenditures to our remaining properties.

Our ability to sell our properties may also be limited by our need to avoid a 100% penalty tax that is imposed on gain recognized by a REIT from the sale of property characterized as dealer property. In order to ensure that we avoid such characterization, we may be required to hold our properties for a minimum period of time and comply with certain other requirements in the Code.

We may acquire properties with lock-out provisions, or agree to such provisions in connection with obtaining financing, which may prohibit us from selling a property, or may require us to maintain specified debt levels for a period of years on some properties.

We may acquire properties in exchange for operating partnership units and agree to restrictions on sales or refinancing, called “lock-out” provisions, that are intended to preserve favorable tax treatment for the owners of such properties who sell them to us. Additionally, we may agree to lock-out provisions in connection with obtaining financing for the acquisition of properties. Lock-out provisions could materially restrict us from selling, otherwise disposing of or refinancing properties. This would affect our ability to turn our investments into cash and thus affect cash available to return capital to you. Lock-out provisions could impair our ability to take actions during the lock-out period that would otherwise be in the best interests of our stockholders, and therefore, might have an adverse impact on the value of the shares, relative to the value that would result if the lock-out provisions did not exist. In particular, lock-out provisions could preclude us from participating in major transactions that could result in a disposition of our assets or a change in control even though that disposition or change in control might be in the best interests of our stockholders.

Actions of our joint venture partners could subject us to liabilities in excess of those contemplated or prevent us from taking actions which are in the best interests of our stockholders, which could result in lower investment returns to our stockholders.

We may enter into joint ventures with affiliates and other third parties to acquire or improve properties. We may also purchase properties in partnerships, co-tenancies or other co-ownership arrangements. Such investments may involve risks not otherwise present when acquiring real estate directly, including, for example:

•	joint venturers may share certain approval rights over major decisions;

•

a co-venturer, co-owner or partner may at any time have economic or business interests or goals which are or which become inconsistent with our business interests or goals, including inconsistent goals relating to the sale of properties held in the joint venture or the timing of termination or liquidation of the joint venture;

•	the possibility that our co-venturer, co-owner or partner in an investment might become insolvent or bankrupt;

•	the possibility that we may incur liabilities as a result of an action taken by our co-venturer, co-owner or partner;

•

that such co-venturer, co-owner or partner may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives, including our policy with respect to qualifying and maintaining our qualification as a REIT;

•

disputes between us and our joint venturers may result in litigation or arbitration that would increase our expenses and prevent our officers and directors from focusing their time and effort on our business and result in subjecting the properties owned by the applicable joint venture to additional risk; or

•

that under certain joint venture arrangements, neither venture partner may have the power to control the venture, and an impasse could be reached which might have a negative influence on the joint venture.

These events might subject us to liabilities in excess of those contemplated and thus reduce your investment returns. If we have a right of first refusal or buy/sell right to buy out a co-venturer, co-owner or partner, we may be unable to finance such a buy-out if it becomes exercisable or we may be required to purchase such interest at a time when it would not otherwise be in our best interest to do so. If our interest is subject to a buy/sell right, we may not have sufficient cash, available borrowing capacity or other capital resources to allow us to elect to purchase an interest of a co-venturer subject to the buy/sell right, in which case we may be forced to sell our interest as the result of the exercise of such right when we would otherwise prefer to keep our interest. Finally, we may not be able to sell our interest in a joint venture if we desire to exit the venture.

Risks Associated with Debt Financing

We plan to incur mortgage indebtedness and other borrowings, which may increase our business risks.

We intend to acquire properties subject to existing financing or by borrowing new funds. In addition, we intend to incur or increase our mortgage debt by obtaining loans secured by selected, or all of our, real properties to obtain funds to acquire additional real properties and/or make capital improvements to properties. We may also borrow funds, if necessary, to satisfy the requirement that we generally distribute to stockholders as dividends at least 90% of our annual REIT taxable income (excluding net capital gain), or otherwise as is necessary or advisable to assure that we maintain our qualification as a REIT for U.S. federal income tax purposes.

We intend to incur mortgage debt on a particular property if we believe the property’s projected cash flow is sufficient to service the mortgage debt. However, if there is a shortfall in cash flow requiring us to use cash from other sources to make the mortgage payments on the property, then the amount available for distributions to stockholders may be affected. In addition, incurring mortgage debt increases the risk of loss since defaults on indebtedness secured by properties may result in foreclosure actions initiated by lenders and our loss of the property securing the loan which is in default. For tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds. We may, in some circumstances, give a guaranty on behalf of an entity that owns one or more of our properties. In these cases, we will be responsible to the lender for satisfaction of the debt if it is not paid by such entity. If any mortgages contain cross-collateralization or cross-default provisions, there is a risk that more than one real property may be affected by a default.

Any mortgage debt which we place on properties may contain clauses providing for prepayment penalties. If a lender invokes these penalties upon the sale of a property or the prepayment of a mortgage on a property, the cost to us to sell the property could increase substantially, and may even be prohibitive. This could lead to a reduction in our income, which would reduce cash available for distribution to stockholders and may prevent us from borrowing more money.

We may also finance our property acquisitions using interest-only mortgage indebtedness. During the interest-only period, the amount of each scheduled payment will be less than that of a traditional amortizing mortgage loan. The principal balance of the mortgage loan will not be reduced (except in the case of prepayments) because there are no scheduled monthly payments of principal during this period. After the interest-only period, we will be required either to make scheduled payments of amortized principal and interest or to make a lump-sum or “balloon” payment at maturity. These required principal or balloon payments will increase the amount of our scheduled payments and may increase our risk of default under the related mortgage loan. If the mortgage loan has an adjustable interest rate, the amount of our scheduled payments also may increase at a time of rising interest rates. Increased payments and substantial principal or balloon maturity payments will reduce the funds available for distribution to our stockholders because cash otherwise available for distribution will be required to pay principal and interest associated with these mortgage loans.

There is no limitation on the amount we may invest in any single property or other asset or, subject to the limitations in our charter, on the amount we can borrow for the purchase of any individual property or other investment. Under our charter, the maximum amount of our secured and unsecured borrowings in relation to net assets cannot exceed 300% of net assets (the equivalent of 75% of the cost of our net assets) on the date of any borrowing in the absence of a satisfactory showing that a higher level of borrowing is appropriate, approval by a majority of independent directors and disclosure to our stockholders. Net assets means our total assets, other than intangibles, at cost before deducting depreciation, reserves for bad debts or other non-cash reserves less our total liabilities, calculated at least quarterly on a basis consistently applied. This restriction does not, however, apply to individual properties, and therefore, does not limit our ability to borrow more than 75% of the contract purchase price for any individual property.

If mortgage debt is unavailable at reasonable rates, we may not be able to finance the properties, which could reduce the number of properties we can acquire and the amount of cash distributions we can make.

When we place mortgage debt on properties, we run the risk of being unable to refinance the properties when the loans come due, or of being unable to refinance on favorable terms. If interest rates are higher when the properties are refinanced, we may not be able to finance the properties at reasonable rates and our income could be reduced. If this occurs, it would reduce cash available for distribution to our stockholders, and it may prevent us from borrowing more money.

Our ability to obtain financing on reasonable terms could be impacted by negative capital market conditions.

Recently, domestic financial markets have experienced unusual volatility, uncertainty and a tightening of liquidity in both the investment grade debt and equity capital markets. The commercial real estate debt markets are also experiencing volatility as a result of certain factors including the tightening of underwriting standards by lenders and credit rating agencies and the thawing Collateralized Mortgage Backed Securities market. Credit spreads for major sources of capital have widened significantly as investors have demanded a higher risk premium. This is resulting in lenders increasing the cost for debt financing. Should the overall cost of borrowings increase, either by increases in the index rates or by increases in lender spreads, we will need to factor such increases into the economics of our acquisitions. This may result in our acquisitions generating lower overall economic returns and potentially reducing cash flow available for distribution.

The recent dislocations in the debt markets have reduced the amount of capital that is available to finance real estate, which, in turn, (a) will no longer allow real estate investors to rely on capitalization rate compression to generate returns and (b) has slowed real estate transaction activity, all of which may reasonably be expected to have a material impact on revenues and income from the acquisition and operations of real properties and mortgage loans. Investors will need to focus on market-specific growth dynamics, operating performance, asset management and the long-term quality of the underlying real estate asset.

In addition, the state of the debt markets could have an impact on the overall amount of capital investing in real estate which may result in price or value decreases of real estate assets.

Consequently, there is greater uncertainty regarding our ability to access the credit market in order to attract financing on reasonable terms. Investment returns on our assets and our ability to make acquisitions could be adversely affected by our inability to secure financing on reasonable terms, if at all.

Your investment return may be reduced if we are required to register as an investment company under the Investment Company Act.

We are not registered, and do not intend to register our company or any of our subsidiaries, as an investment company under the Investment Company Act. If we become obligated to register the company or any of our subsidiaries as an investment company, the registered entity would have to comply with a variety of substantive requirements under the Investment Company Act imposing, among other things, limitations on capital structure, restrictions on specified investments, prohibitions on transactions with affiliates and compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations that would significantly change our operations.

We intend to conduct our operations, directly and through wholly or majority-owned subsidiaries, so that we and each of our subsidiaries are exempt from registration as an investment company under the Investment Company Act. Under Section 3(a)(1)(A) of the Investment Company Act, a company is deemed to be an “investment company” if it is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities. Under Section 3(a)(1)(C) of the Investment Company Act, a company is deemed to be an “investment company” if it is engaged, or proposes to engage, in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire “investment securities” having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. We believe that our company and most, if not all, of our wholly and majority-owned subsidiaries will not be considered investment companies under either Section 3(a)(1)(A) or Section 3(a)(1)(C) of the Investment Company Act.

Additionally, Rule 3a-1 under the Investment Company Act, generally provides than an issuer will not be deemed to be an “investment company” under the Investment Company Act provided that (1) it does not hold itself out as being engaged primarily, or propose to engage primarily, in the business of investing, reinvesting or trading in securities, and (2) on an unconsolidated basis except as otherwise provided no more than 45% of the value of its total assets, consolidated with the assets of any wholly owned subsidiary (exclusive of government securities and cash items), consists of, and no more than 45% of its net income after taxes, consolidated with the net income of any wholly owned subsidiary (for the last four fiscal quarters combined), is derived from, securities other than government securities, securities issued by employees’ securities companies, securities issued by certain majority owned subsidiaries of such company and securities issued by certain companies that are controlled primarily by such company. We believe that we, our operating partnership and the subsidiaries of our operating partnership will satisfy this exclusion, and we will monitor our holdings to ensure continuing and ongoing compliance with Rule 3a-1.

A change in the value of any of our assets could cause us to fall within the definition of “investment company” and negatively affect our ability to maintain our exemption from regulation under the Investment Company Act. To avoid being required to register the company or any of its subsidiaries as an investment company under the Investment Company Act, we may be unable to sell assets we would otherwise want to sell and may need to sell assets we would otherwise wish to retain. In addition, we may have to acquire additional income- or loss-generating assets that we might not otherwise have acquired or may have to forgo opportunities to acquire interests in companies that we would otherwise want to acquire and would be important to our investment strategy.

If we were required to register as an investment company but failed to do so, we would be prohibited from engaging in our business, and criminal and civil actions could be brought against us. In addition, our contracts would be unenforceable unless a court required enforcement, and a court could appoint a receiver to take control of us and liquidate our business.

High levels of debt or increases in interest rates could increase the amount of our loan payments, which could reduce the cash available for distribution to stockholders.

As mentioned above, we intend to incur debt. High debt levels would cause us to incur higher interest charges, would result in higher debt service payments, and could be accompanied by restrictive covenants. Interest we pay could reduce cash available for distribution to stockholders. Additionally, if we incur variable rate debt, increases in interest rates would increase our interest costs, which would reduce our cash flow and our ability to make distributions to you. If we need to repay existing debt during periods of rising interest rates, we could be required to liquidate one or more of our investments in properties at times which may not permit realization of the maximum return on such investments and could result in a loss.

Lenders may require us to enter into restrictive covenants relating to our operations, which could limit our ability to make distributions to our stockholders.

In providing financing to us, a lender may impose restrictions on us that affect our ability to incur additional debt, make certain investments, reduce liquidity below certain levels, make distributions to our stockholders and otherwise affect our distribution and operating policies. In general, we expect our loan agreements to restrict our ability to encumber or otherwise transfer our interest in the respective property without the prior consent of the lender. Such loan documents may contain other negative covenants that may limit our ability to discontinue insurance coverage, replace our advisor or impose other limitations. Any such restriction or limitation may have an adverse effect on our operations and our ability to make distributions to you. Further, such restrictions could make it difficult for us to satisfy the requirements necessary to maintain our qualification as a REIT for U.S. federal income tax purposes.

Some of our mortgage loans may have “due on sale” provisions, which may impact the manner in which we acquire, sell and/or finance our properties.

In purchasing properties subject to financing, we may obtain financing with “due-on-sale” and/or “due-on-encumbrance” clauses. Due-on-sale clauses in mortgages allow a mortgage lender to demand full repayment of the mortgage loan if the borrower sells the mortgaged property. Similarly, due-on-encumbrance clauses allow a mortgage lender to demand full repayment if the borrower uses the real estate securing the mortgage loan as security for another loan. These clauses may cause the maturity date of such mortgage loans to be accelerated and such financing to become due. In such event, we may be required to sell our properties on an all-cash basis, to acquire new financing in connection with the sale, or to provide seller financing. It is not our intent to provide seller financing, although it may be necessary or advisable for us to do so in order to facilitate the sale of a property. It is unknown whether the holders of mortgages encumbering our properties will require such acceleration or whether other mortgage financing will be available. Such factors will depend on the mortgage market and on financial and economic conditions existing at the time of such sale or refinancing.

Lenders may be able to recover against our other properties under our mortgage loans.

In financing our property acquisitions, we will seek to obtain secured nonrecourse loans. However, only recourse financing may be available, in which event, in addition to the property securing the loan, the lender may look to our other assets for satisfaction of the debt. Therefore, should we be unable to repay a recourse loan with the proceeds from the sale or other disposition of the property securing the loan, the lender could look to one or more of our other properties for repayment. Also, in order to facilitate the sale of a property, we may allow the buyer to purchase the property subject to an existing loan whereby we remain responsible for the debt.

We may be subject to risks related to interest rate fluctuations, and the derivative financial instruments that we may use may be costly and ineffective and may reduce the overall returns on your investment.

We may be subject to risks related to interest rate fluctuations if any of our debt is subject to a floating interest rate. To the extent that we use derivative financial instruments in connection with our floating interest rate debt, we will be exposed to credit, basis and legal enforceability risks. Derivative financial instruments may include interest rate swap contracts, interest rate cap or floor contracts, futures or forward contracts, options or repurchase agreements. In this context, credit risk is the failure of the counterparty to perform under the terms of the derivative contract. If the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us. Basis risk occurs when the index upon which the contract is based is more or less variable than the index upon which the hedged asset or liability is based, thereby making the hedge less effective. Finally, legal enforceability risks encompass general contractual risks, including the risk that the counterparty will breach the terms of, or fail to perform its obligations under, the derivative contract. If we are unable to manage these risks effectively, our results of operations, financial condition and ability to make distributions to you will be adversely affected.

Complying with REIT requirements may limit our ability to hedge risk effectively.

The REIT provisions of the Code may limit our ability to hedge the risks inherent to our operations. As mentioned above, from time to time, we may enter into hedging transactions with respect to one or more of our assets or liabilities. Any income or gain derived by us from transactions that hedge certain risks, such as the risk of changes in interest rates, will not be treated as gross income for purposes of either the 75% or the 95% Income Test, unless specific requirements are met. Such requirements include that the hedging transaction be properly identified within prescribed time periods and that the transaction either (i) hedges risks associated with indebtedness issued by us that is incurred to acquire or carry real estate assets or (ii) manages the risks of currency fluctuations with respect to income or gain that qualifies under the 75% or 95% Income Test (or assets that generate such income). To the extent that we do not properly identify such transactions as hedges, hedge with other types of financial instruments, or hedge other types of indebtedness, the income from those transactions is not likely to be treated as qualifying income for purposes of the 75% and 95% Income Tests. As a result of these rules, we may have to limit the use of hedging techniques that might otherwise be advantageous, which could result in greater risks associated with interest rate or other changes than we would otherwise incur.

Compliance with Laws

The costs of compliance with environmental laws and other governmental laws and regulations may adversely affect our income and the cash available for any distributions.

All real property and the operations conducted on real property are subject to federal, state and local laws and regulations relating to environmental protection and human health and safety. Examples of Federal laws include: National Environmental Policy Act, the Comprehensive Environmental Response, Compensation, and Liability Act, the Solid Waste Disposal Act as amended by the Resource Conservation and Recovery Act, the Federal Water Pollution Control Act, the Federal Clean Air Act, the Toxic Substances Control Act, the Emergency Planning and Community Right to Know Act and the Hazard Communication Act. These laws and regulations generally govern wastewater discharges, air emissions, the operation and removal of underground and above-ground storage tanks, the use, storage, treatment, transportation and disposal of solid and hazardous materials, and the remediation of contamination associated with disposals. Some of these laws and regulations may impose joint and several liability on residents, owners or operators for the costs of investigation or remediation of contaminated properties, regardless of fault or the legality of the original disposal. In addition, the presence of these substances, or the failure to properly remediate these substances, may adversely affect our ability to sell or rent the property or to use the property as collateral for future borrowing.

There may also be potential liability associated with lead-based paint arising from lawsuits alleging personal injury and related claims. The existence of lead paint is especially a concern in residential units. A structure built prior to 1978 may contain lead-based paint and may present a potential for exposure to lead, however, structures built after 1978 are not likely to contain lead-based paint.

Properties’ values may also be affected by their proximity to electric transmission lines. Electric transmission lines are one of many sources of electro-magnetic fields (“EMFs”) to which people may be exposed. Research completed regarding potential health concerns associated with exposure to EMFs has produced inconclusive results. Notwithstanding the lack of conclusive scientific evidence, some states now regulate the strength of electric and magnetic fields emanating from electric transmission lines, and other states have required transmission facilities to measure for levels of EMFs. On occasion, lawsuits have been filed (primarily against electric utilities) that allege personal injuries from exposure to transmission lines and EMFs, as well as from fear of adverse health effects due to such exposure. This fear of adverse health effects from transmission lines has been considered both when property values have been determined to obtain financing and in condemnation proceedings. We may not, in certain circumstances, search for electric transmission lines near our properties, but are aware of the potential exposure to damage claims by persons exposed to EMFs.

Recently, indoor air quality issues, including mold, have been highlighted in the media and the industry is seeing mold claims from lessees rising. Due to such recent increase in mold claims and given that the law relating to mold is unsettled and subject to change, we could incur losses from claims relating to the presence of, or exposure to, mold or other microbial organisms, particularly if we are unable to maintain adequate insurance to cover such losses. We may also incur unexpected expenses relating to the abatement of mold on properties that we may acquire.

Limited quantities of asbestos-containing materials are present in various building materials such as floor coverings, ceiling texture material, acoustical tiles and decorative treatment. Environmental laws govern the presence, maintenance and removal of asbestos. These laws could be used to impose liability for release of, and exposure to, hazardous substances, including asbestos-containing materials, into the air. Such laws require that owners or operators of buildings containing asbestos (i) properly manage and maintain the asbestos, (ii) notify and train those who may come into contact with asbestos and (iii) undertake special precautions, including removal or other abatement, if asbestos would be disturbed during renovation or demolition of a building. These laws may allow third parties to seek recovery from owners or operators of real properties for personal injury associated with exposure to asbestos fibers. As the owner of our properties, we may be liable for any such costs.

Compliance with new or more stringent laws or regulations or stricter interpretation of existing laws may require material expenditures by us. We cannot assure you that future laws, ordinances or regulations will not impose any material environmental liability, or that the current environmental condition of our properties will not be affected by the operations of residents, existing conditions of the land, operations in the vicinity of the properties, or the activities of unrelated third parties. In addition, there are various local, state and federal fire, health, life-safety and similar regulations that we may be required to comply with. Failure to comply with applicable laws and regulations could result in fines and/or damages, suspension of personnel of our advisor and/or other sanctions.

Discovery of previously undetected environmentally hazardous conditions may adversely affect our operating results.

Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be liable for the cost of removal or remediation of hazardous or toxic substances on, under or in such property. The costs of removal or remediation could be substantial. These laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of the hazardous or toxic substances.

Environmental laws also may impose restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require substantial expenditures. Environmental laws provide for sanctions in the event of noncompliance and may be enforced by governmental agencies or, in certain circumstances, by private parties. Certain environmental laws and common law principles govern the presence, maintenance, removal and disposal of certain building materials, including asbestos and lead-based paint (which are both discussed above).

The cost of defending against such claims of liability, of compliance with environmental regulatory requirements, of remediating any contaminated property, or of paying personal injury claims could materially adversely affect our business, assets or results of operations and, consequently, amounts available for distribution to you.

We cannot assure you that properties which we acquire will not have any material environmental conditions, liabilities or compliance concerns. Accordingly, we have no way of determining at this time the magnitude of any potential liability to which we may be subject arising out of environmental conditions or violations with respect to the properties we own.

Our costs associated with and the risk of failing to comply with the Americans with Disabilities Act may affect cash available for distributions.

Our properties are generally expected to be subject to the Americans with Disabilities Act of 1990, as amended (the “Disabilities Act”). Under the Disabilities Act, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons. The Disabilities Act has separate compliance requirements for “public accommodations” and “commercial facilities” that generally require that buildings and services be made accessible and available to people with disabilities. The Disabilities Act’s requirements could require removal of access barriers and could result in the imposition of injunctive relief, monetary penalties or, in some cases, an award of damages. We will attempt to acquire properties that comply with the Disabilities Act or place the burden on the seller or a third party to ensure compliance with such laws. However, we cannot assure you that we will be able to acquire properties or allocate responsibilities in this manner. If we cannot, our funds used for compliance with these laws may affect cash available for distributions and the amount of distributions to you.

The multifamily communities we acquire must comply with Title III of the Disabilities Act, to the extent that such properties are “public accommodations” and/or “commercial facilities” as defined by the Disabilities Act. Compliance with the Disabilities Act could require removal of structural barriers to handicapped access in certain public areas of our multifamily communities where such removal is readily achievable. The Disabilities Act does not, however, consider residential properties, such as multifamily communities to be public accommodations or commercial facilities, except to the extent portions of such facilities, such as the leasing office, are open to the public.

We must comply with the Fair Housing Amendments Act of 1988, or the FHAA, and failure to comply may affect cash available for distributions.

We must comply with the FHAA, which requires that apartment communities first occupied after March 13, 1991 be accessible to handicapped residents and visitors. Compliance with the FHAA could require removal of structural barriers to handicapped access in a community, including the interiors of apartment units covered under the FHAA. Recently there has been heightened scrutiny of multifamily housing communities for compliance with the requirements of the FHAA and Disabilities Act and an increasing number of substantial enforcement actions and private lawsuits have been brought against apartment communities to ensure compliance with these requirements. Noncompliance with the FHAA could result in the imposition of fines, awards of damages to private litigants, payment of attorneys’ fees and other costs to plaintiffs, substantial litigation costs and substantial costs of remediation.

United States Federal Income Tax Risks

If we fail to qualify as a REIT, we will be subjected to tax on our income and the amount of distributions we make to our stockholders will be less.

We intend to qualify as a REIT under the Code. A REIT generally is not taxed at the corporate level on income and gains it distributes to its stockholders on a timely basis. Although we do not intend to request a ruling from the Internal Revenue Service (“IRS”) as to our REIT status, we have received the opinion of our tax counsel, Proskauer Rose LLP with respect to our qualification as a REIT. This opinion has been issued in connection with our offering. Investors should be aware, however, that opinions of counsel are not binding on the IRS or on any court. The opinion of Proskauer Rose LLP represents only the view of our counsel based on our counsel’s review and analysis of existing law and on certain representations as to factual matters and covenants made by us, including representations relating to the values of our assets and the sources of our income and representations related to our future conduct. Proskauer Rose LLP has no obligation to advise us or the holders of our common stock of any subsequent change in the matters stated, represented or assumed in its opinion or of any subsequent change in applicable law. Qualification as a REIT involves the application of highly technical and complex rules for which there are only limited judicial or administrative interpretations. The determination of various factual matters and circumstances not entirely within our control may affect our ability to continue to qualify as a REIT. In addition, new legislation, regulations, administrative interpretations or court decisions could significantly change the tax laws with respect to qualification as a REIT or the U.S. federal income tax consequences of such qualification, including changes with retroactive effect.

If we elect to be taxed as a REIT and then were to fail to qualify as a REIT in any taxable year:

•	we would not be allowed to deduct our distributions to our stockholders when computing our taxable income;

•	we would be subject to U.S. federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates;

•	we could be disqualified from being taxed as a REIT for the four taxable years following the year during which qualification was lost, unless entitled to relief under certain statutory provisions;

•	we would have less cash to make distributions to our stockholders; and

•	we might be required to borrow additional funds or sell some of our assets in order to pay corporate tax obligations we may incur as a result of our disqualification.

Although we intend to operate in a manner intended to qualify as a REIT, it is possible that future economic, market, legal, tax or other considerations may cause our board of directors to determine to delay or revoke our REIT election. Even if we qualify as a REIT, we expect to incur some taxes, such as state and local taxes, taxes imposed on certain subsidiaries and potential U.S. federal excise taxes.

To qualify as a REIT we must meet annual distribution requirements, which may result in us distributing amounts that may otherwise be used for our operations.

To obtain the favorable tax treatment accorded to REITs, we generally will be required each year to distribute to our stockholders at least 90% of our REIT taxable income (excluding net capital gain), determined without regard to the deduction for distributions paid. We will be subject to U.S. federal income tax on our undistributed taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of (i) 85% of our ordinary income, (ii) 95% of our capital gain net income and (iii) 100% of our undistributed income from prior years. These requirements could cause us to distribute amounts that otherwise would be spent on investments in real estate assets and it is possible that we might be required to borrow funds, possibly at unfavorable rates, or sell assets to fund these distributions. Although we intend to make distributions sufficient to meet the annual distribution requirements and to avoid U.S. federal income and excise taxes on our earnings, it is possible that we might not always be able to do so.

Complying with REIT requirements may cause us to forgo otherwise attractive opportunities.

To qualify as a REIT, we must continually satisfy various tests regarding sources of income, nature and diversification of assets, amounts distributed to stockholders and the ownership of common shares. In order to satisfy these tests, we may be required to forgo investments that might otherwise be made. Accordingly, compliance with the REIT requirements may hinder our investment performance.

In particular, at least 75% of our total assets at the end of each calendar quarter must consist of real estate assets, government securities, and cash or cash items. For this purpose, “real estate assets” generally include interests in real property, such as land, buildings, leasehold interests in real property, stock of other entities that qualify as REITs, interests in mortgage loans secured by real property, investments in stock or debt instruments during the one-year period following the receipt of new capital and regular or residual interests in a real estate mortgage investment conduit, or REMIC. In addition, the amount of securities of a single issuer that we hold must generally not exceed either 5% of the value of such issuer’s gross assets or 10% of the vote or value of such issuer’s outstanding securities.

As noted above, in order to comply with the REIT asset tests and 75% gross income test, at least 75% of each of our total assets and 75% of gross income must be derived from qualifying real estate assets, whether or not such assets would otherwise represent our best investment alternative.

A REIT’s net income from prohibited transactions is subject to a 100% penalty tax. In general, prohibited transactions are sales or other dispositions of property, other than foreclosure property, but including any mortgage loans, held in inventory or primarily for sale to customers in the ordinary course of business. The prohibited transaction tax may apply to any sale of assets to a securitization and to any sale of securitization securities, and therefore may limit our ability to sell assets to or equity in securitizations and other assets.

It may be possible to reduce the impact of the prohibited transaction tax and the holding of assets not qualifying as real estate assets for purposes of the REIT asset tests by conducting certain activities, holding non-qualifying REIT assets or engaging in securitization transactions through our taxable REIT subsTRSs, subject to certain limitations as described below. To the extent that we engage in such activities through TRSs, the income associated with such activities may be subject to full U.S. federal corporate income tax.

You may have current tax liability on distributions if you elect to reinvest in shares of our common stock.

If you participate in our distribution reinvestment program, you will be deemed to have received a cash distribution equal to the fair market value of the stock received pursuant to the program. For U.S. federal income tax purposes, you will be taxed on this amount in the same manner as if you have received cash. Further, to the extent that we have current or accumulated earnings and profits (as determined for U.S. federal income tax purposes), you will have ordinary taxable income. To the extent that we make a distribution in excess of such earnings and profits, the distribution will be treated first as a tax-free return of capital, which will reduce the tax basis in your stock, and the amount of the distribution in excess of such basis will be taxable as a gain realized from the sale of your common stock. As a result, unless you are a tax-exempt entity, you may have to use funds from other sources to pay your tax liability on the value of the common stock received.

Certain of our business activities are potentially subject to the prohibited transaction tax, which could reduce the return on your investment.

Our ability to dispose of property during the first few years following acquisition is restricted to a substantial extent as a result of our REIT status. Under applicable provisions of the Code regarding prohibited transactions by REITs, we will be subject to a 100% tax on any gain recognized on the sale or other disposition of any property (other than foreclosure property) that we own, directly or through any subsidiary entity, including our operating partnership, but excluding our taxable REIT subsidiaries, that is deemed to be inventory or property held primarily for sale to customers in the ordinary course of trade or business. Whether property is inventory or otherwise held primarily for sale to customers in the ordinary course of a trade or business depends on the particular facts and circumstances surrounding each property. No assurance can be given that any particular property we own, directly or through any subsidiary entity, including our operating partnership, but excluding our taxable REIT subsidiaries, will not be treated as inventory or property held primarily for sale to customers in the ordinary course of a trade or business.

The use of taxable REIT subsidiaries would increase our overall tax liability.

Some of our assets may need to be owned or sold, or operations conducted, by taxable REIT subsidiaries. Any of our taxable REIT subsidiaries will be subject to U.S. federal and state income tax on their taxable income. The after-tax net income of our taxable REIT subsidiaries would be available for distribution to us. Further, we will incur a 100% excise tax on transactions with our taxable REIT subsidiaries that are not conducted on an arm’s length basis. For example, to the extent that the rent paid by one of our taxable REIT subsidiaries exceeds an arm’s length rental amount, such amount is potentially subject to the excise tax. We intend that all transactions between us and our taxable REIT subsidiaries will be conducted on an arm’s length basis, and therefore, any amounts paid by our taxable REIT subsidiaries to us will not be subject to the excise tax; provided, however, no assurance can be given that no excise tax would arise from such transactions.

Legislative or regulatory action could adversely affect the returns to our investors.

In recent years, numerous legislative, judicial and administrative changes have been made in the provisions of U.S. federal income tax laws applicable to investments similar to an investment in shares of our common stock. Additional changes to the tax laws are likely to continue to occur, and we cannot assure you that any such changes will not adversely affect the taxation of a stockholder. Any such changes could have an adverse effect on an investment in our shares or on the market value or the resale potential of our assets. You are urged to consult with your own tax adviser with respect to the impact of recent legislation on your investment in our shares and the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our shares. You also should note that our counsel’s tax opinion was based upon existing law and Treasury Regulations, applicable as of the date of its opinion, all of which will be subject to change, either prospectively or retroactively.

Although REITs continue to receive substantially better tax treatment than entities taxed as corporations, it is possible that future legislation would result in a REIT having fewer tax advantages, and it could become more advantageous for a company that invests in real estate to elect to be taxed for U.S. federal income tax purposes as a corporation. As a result, our charter provides our board of directors with the power, under certain circumstances, to revoke or otherwise terminate our REIT election and cause us to be taxed as a corporation, without the vote of our stockholders. Our board of directors has fiduciary duties to us and our stockholders and could only cause such changes in our tax treatment if it determines in good faith that such changes are in the best interest of our stockholders.

If the operating partnership fails to maintain its status as a partnership, its income may be subject to taxation.

We intend to maintain the status of the operating partnership as a partnership for U.S. federal income tax purposes. However, if the IRS were to successfully challenge the status of the operating partnership as a partnership for such purposes, it would be taxable as a corporation. In such event, this would reduce the amount of distributions that the operating partnership could make to us. This would also result in our losing REIT status, and becoming subject to a corporate level tax on our own income. This would substantially reduce our cash available to pay distributions and the yield on your investment. In addition, if any of the partnerships or limited liability companies through which the operating partnership owns its properties, in whole or in part, loses its characterization as a partnership for U.S. federal income tax purposes, it would be subject to taxation as a corporation, thereby reducing distributions to the operating partnership. Such a recharacterization of an underlying property owner could also threaten our ability to maintain REIT status.

Distributions to tax-exempt investors may be classified as unrelated business taxable income (“UBTI”) and tax-exempt investors would be required to pay tax on such income and to file income tax returns.

Neither ordinary nor capital gain distributions with respect to our common stock nor gain from the sale of stock should generally constitute UBTI to a tax-exempt investor. However, there are certain exceptions to this rule, including:

•

under certain circumstances, part of the income and gain recognized by certain qualified employee pension trusts with respect to our stock may be treated as UBTI if our stock is predominately held by qualified employee pension trusts, such that we are a “pension-held” REIT (which we do not expect to be the case);

•	part of the income and gain recognized by a tax exempt investor with respect to our stock would constitute UBTI if such investor incurs debt in order to acquire the common stock; and

•

part or all of the income or gain recognized with respect to our stock held by social clubs, voluntary employee benefit associations, supplemental unemployment benefit trusts and qualified group legal services plans which are exempt from U.S. federal income taxation under Sections 501(c)(7), (9), (17) or (20) of the Code may be treated as UBTI.

We encourage you to consult your own tax advisor to determine the tax consequences applicable to you if you are a tax-exempt investor.

Distributions to foreign investors may be treated as an ordinary income distribution to the extent that it is made out of current or accumulated earnings and profits.

In general, foreign investors will be subject to regular U.S. federal income tax with respect to their investment in our stock if the income derived therefrom is “effectively connected” with the foreign investor’s conduct of a trade or business in the United States. A distribution to a foreign investor that is not attributable to gain realized by us from the sale or exchange of a “U.S. real property interest” within the meaning of the Foreign Investment in Real Property Tax Act of 1980, as amended (“FIRPTA”), and that we do not designate as a capital gain dividend, will be treated as an ordinary income distribution to the extent that it is made out of current or accumulated earnings and profits (as determined for U.S. federal income tax purposes). Generally, any ordinary income distribution will be subject to a U.S. federal income tax equal to 30% of the gross amount of the distribution, unless this tax is reduced by the provisions of an applicable treaty.

Foreign investors may be subject to FIRPTA tax upon the sale of their shares of our stock.

A foreign investor disposing of a U.S. real property interest, including shares of stock of a U.S. corporation whose assets consist principally of U.S. real property interests, is generally subject to FIRPTA tax, on the gain recognized on the disposition. Such FIRPTA tax does not apply, however, to the disposition of stock in a REIT if the REIT is “domestically controlled.” A REIT is “domestically controlled” if less than 50% of the REIT’s stock, by value, has been owned directly or indirectly by persons who are not qualifying U.S. persons during a continuous five-year period ending on the date of disposition or, if shorter, during the entire period of the REIT’s existence. While we intend to qualify as “domestically controlled” we cannot assure you that we will. If we were to fail to so qualify, gain realized by foreign investors on a sale of shares of our stock would be subject to FIRPTA tax, unless the shares of our stock were traded on an established securities market and the foreign investor did not at any time during a specified testing period directly or indirectly own more than 5% of the value of our outstanding common stock.

Foreign investors may be subject to FIRPTA tax upon the payment of a capital gain dividend.

A foreign investor also may be subject to FIRPTA tax upon the payment of any capital gain dividend by us, which dividend is attributable to gain from sales or exchanges of U.S. real property interests. Additionally, capital gain dividends paid to foreign investors, if attributable to gain from sales or exchanges of U.S. real property interests, would not be exempt from FIRPTA and would be subject to FIRPTA tax.

ITEM 1B.	Unresolved Staff Comments

None.

ITEM 2.	Properties

As of December 31, 2010, we had neither purchased any real estate nor made any other investments nor identified any probable investments.

ITEM 3.	Legal Proceedings

None.

ITEM 4.	Reserved

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our shares of common stock are not currently listed on a national securities exchange or any over-the-counter market. We presently intend to complete a transaction providing liquidity for our stockholders within five to seven years from the completion of our offering stage. We will consider our offering stage complete when we are no longer publicly offering equity securities that are not listed on a national securities exchange, whether through our offering or follow-on public offerings and have not done so for one year. A liquidity event could include: the sale of all or substantially all of our assets either on a portfolio basis or individually followed by a liquidation; a merger or another transaction approved by our board of directors in which our stockholders will receive cash or shares of a publicly traded company; or a listing of our shares on a national securities exchange. In making the decision to apply for listing of our shares, our directors will try to determine whether listing our shares or liquidating our assets will result in greater value for our stockholders. One of the factors our board of directors will consider when making this determination is the liquidity needs of our stockholders. Market conditions and other factors could cause us to delay the listing of our shares on a national securities exchange or delay the commencement of our liquidation or to delay the listing of our shares on a national securities exchange beyond seven years from the termination of our offering stage. The sale of all, or substantially all, of our assets as well as liquidation would require the affirmative vote of a majority of our then outstanding shares of common stock. A public market for our shares may allow us to increase our size, portfolio diversity, stockholder liquidity and access to capital. There is no assurance, however, that we will list our shares or that a public market will develop if we list our shares.

If we do not begin the process of listing our shares of common stock on a national securities exchange by the end of the mentioned period, or have not otherwise completed a liquidity event by such date, our charter requires that we seek stockholder approval of the liquidation of the company, unless a majority of our board of directors, including a majority of independent directors, determines that liquidation is not then in the best interests of our stockholders. If a majority of our board of directors, including a majority of our independent directors, does determine that liquidation is not then in the best interests of our stockholders, our charter requires that a majority of our board of directors, including a majority of our independent directors, revisit the issue of liquidation at least annually. Further postponement of listing or stockholder action regarding liquidation would only be permitted if a majority of our board of directors, including a majority of our independent directors, again determined that liquidation would not be in the best interest of our stockholders. If we sought and failed to obtain stockholder approval of our liquidation, our charter would not require us to list or liquidate, and we could continue to operate as before. If we sought and obtained stockholder approval of our liquidation, we would begin an orderly sale of our properties and other assets.

Even if we decide to liquidate, we are under no obligation to conclude our liquidation within a set time because the timing of the sale of our assets will depend on real estate and financial markets, economic conditions of the areas in which the properties are located, and U.S. federal income tax effects on stockholders that may prevail in the future. We cannot assure you that we will be able to liquidate any or all of our assets. After commencing a liquidation, we would continue in existence until all properties and other assets are liquidated.

In order for members of Financial Industry Regulatory Authority, Inc., or FINRA, and their associated persons to participate in our offering or any future offering of our common stock, we are required pursuant to FINRA Rule 5110 to disclose in each Annual Report distributed to our stockholders a per share estimated value of our shares of common stock, the method by which it was developed and the date of the data used to develop the estimated value. In addition, our advisor must prepare annual statements of estimated share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in our common shares. For these purposes, the estimated value of the shares shall be deemed to be $10 per share as of December 31, 2010. The basis for this valuation is the fact that we are currently conducting a public offering of our common stock at the price of $10.00 per share.

Sales of Unregistered Securities

We sold 20,000 shares to our advisor on April 30, 2009, for $10 per share. Our advisor is an indirect, wholly-owned subsidiary of our sponsor. We invested the proceeds from this sale in partnership units of our operating partnership and, as a result, hold a 99.01% interest in our operating partnership. Our operating partnership is our sole subsidiary. Our advisor contributed $2,000 to our operating partnership in exchange for 200 limited partner units in our operating partnership. On January 20, 2011, our advisor transferred all of its interests in our operating partnership to RAIT NTR Holdings, LLC, formerly Empire American ALP, LLC, an indirect, wholly-owned subsidiary of our sponsor. The holders of limited partnership units have the right to redeem these units for cash equal to the value of an equivalent number of our common shares, or, at our option, we may purchase such units for cash or by issuing an equal number of our common shares, as permitted by the limited partnership agreement of our operating partnership.

Stockholder Information

As of March 25, 2011, there was one holder of record of our common shares.

Distributions

To qualify as a REIT, we are required to distribute 90% of our annual taxable income to our stockholders. We intend to make distributions on a monthly basis beginning no later than the first calendar month after the month in which the minimum offering requirements are met. In connection with a distribution to our stockholders, our board of directors will approve a monthly distribution of a certain dollar amount per share of our common stock. If we do not have sufficient funds from operations to make distributions, we may need to borrow funds, request that our advisor, in its discretion, defer its receipt of fees and reimbursements of expenses or, to the extent necessary, utilize offering proceeds in order to make cash distributions. Our stockholders may choose whether to have distributions paid in cash or to have distributions otherwise payable to them in cash invested in additional shares of our common stock pursuant to the terms and conditions of our distribution reinvestment program. As of December 31, 2010, we had not paid any distributions.

Use of Offering Proceeds

On May 14, 2010, our Registration Statement on Form S-11 (File No. 333-160093) registering a public offering of up to $1,100,000,000 in shares of our common stock was declared effective under the Securities Act of 1933, as amended, or the Securities Act, and we commenced our initial public offering of up to 100,000,000 shares of our common stock to the public in our primary offering at $10.00 per share and up to 10,000,000 shares of our common stock pursuant to our dividend reinvestment plan at $9.50 per share. We have suspended sales under our public offering.

Before our outstanding common stock was acquired on January 20, 2011 by a wholly owned subsidiary of RAIT Financial Trust, our sponsor, from a wholly owned subsidiary of Empire American Holdings, LLC, our former sponsor, we refunded all subscription proceeds previously received to investors. As of December 31, 2010, we had not recommenced our sales efforts and, therefore, had no subscription proceeds held in escrow.

ITEM 6.	Selected Financial Data

Omitted under the reduced disclosure format permitted by General Instruction I(2)(a) of Form 10-K.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain portions of this Item 7 are omitted under the reduced disclosure format permitted by General Instruction I(2)(a) of Form 10-K.

Results of Operations

Our revenues were $5,369 and $2,227 for the years ended December 31, 2010 and 2009, respectively. Since our inception through December 31, 2010, we made five separate short-term loans to Empire American Holdings, LLC, our former sponsor, in the principal aggregate amount of $1,185,000. These loans had an average interest rate of 5.8% and were made to pay for certain expenses in connection with our organization and offering while maintaining our minimum capitalization of $200,000. Each of these loans was timely repaid by our former sponsor during the period through December 31, 2010. Our revenue primarily related to interest income on these loans.

We incurred certain filing fees in connection with our offering totaling $440 and $300 for the years ended December 31, 2010 and 2009, respectively.

We also incurred income tax expense as we are taxed as a corporation until we qualify and make an election to be taxed as a REIT. Income tax expense was $1,203 and $731 for the years ended December 31, 2010 and 2009, respectively.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. We may be exposed to interest rate changes primarily as a result of long-term debt used to maintain liquidity, fund capital expenditures and expand our real estate investment portfolio and operations. Market fluctuations in real estate financing may affect the availability and cost of funds needed to expand our investment portfolio. In addition, restrictions upon the availability of real estate financing or high interest rates for real estate loans could adversely affect our ability to dispose of real estate in the future. We will seek to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. We may use derivative financial instruments to hedge exposures to changes in interest rates on loans secured by our assets. The market risk associated with interest-rate contracts is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken. With regard to variable rate financing, our advisor will assess our interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. Our advisor will maintain risk management control systems to monitor interest rate cash flow risk attributable to both our outstanding and forecasted debt obligations as well as our potential offsetting hedge positions. While this hedging strategy will be designed to minimize the impact on our net income and funds from operations from changes in interest rates, the overall returns on your investment may be reduced. Because we have not commenced operations, we currently have limited exposure to financial market risks. As of December 31, 2010, an increase or decrease in interest rates would have no effect on our interest expense as we had no outstanding debt as of that date.

We will also be exposed to credit risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. If the fair value of a derivative contract is positive, the counterparty will owe us, which creates credit risk for us. If the fair value of a derivative contract is negative, we will owe the counterparty and, therefore, do not have credit risk. We will seek to minimize the credit risk in derivative instruments by entering into transactions with high-quality counterparties.

ITEM 8.	Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

OF INDEPENDENCE REALTY TRUST, INC.

(A Maryland Corporation)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholder

Independence Realty Trust, Inc.

We have audited the accompanying consolidated balance sheets of Independence Realty Trust, Inc. (formerly Empire American Realty Trust, Inc.) (a Maryland corporation in the development stage) and subsidiary (the “Company”) as of December 31, 2010 and 2009 and the related consolidated statements of operations, changes in equity, and cash flows for the year ended December 31, 2010, for the period from March 26, 2009 (date of inception) through December 31, 2009 and for the period from March 26, 2009 (date of inception) through December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in the accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2010 and 2009 and the consolidated results of its operations and its cash flows for the year ended December 31, 2010, for the period from March 26, 2009 (date of inception) through December 31, 2009 and for the period from March 26, 2009 (date of inception) through December 31, 2010, in conformity with accounting principles generally accepted in The United States of America.

/s/ Grant Thornton LLP

Philadelphia, Pennsylvania

March 25, 2011

INDEPENDENCE REALTY TRUST, INC.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	As of December 31
	2010	2009
ASSETS:
Cash	$209,425	$205,667

Total Assets	$209,425	$205,667

LIABILITIES AND EQUITY:
Related party payable, net	$1,000	$1,440
Accrued expense	300	300
Income taxes payable	1,203	731

Total Liabilities	2,503	2,471
Equity:
Stockholder’s Equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized	—	—
Common stock, $0.01 par value; 300,000,000 shares authorized, 20,000 shares issued and outstanding	200	200
Additional paid-in-capital	199,800	199,800
Retained earnings	4,922	1,196

Total stockholder’s equity	204,922	201,196
Non-controlling interest	2,000	2,000

Total equity	206,922	203,196

Total liabilities and equity	$209,425	$205,667

The accompanying notes are an integral part of these consolidated financial statements.

INDEPENDENCE REALTY TRUST, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2010	Period from March 26, 2009 (Date of Inception) Through December 31, 2009	Period from March 26, 2009 (Date of Inception) Through December 31, 2010
REVENUE:
Interest income	$5,369	$2,227	$7,596

Total revenue	5,369	2,227	7,596
EXPENSES:
Filing fees	440	300	740

Total expenses	440	300	740
Income before income taxes	4,929	1,927	6,856
Income tax provision	(1,203)	(731)	(1,934)

Net income allocable to common shares	$3,726	$1,196	$4,922

The accompanying notes are an integral part of these consolidated financial statements.

INDEPENDENCE REALTY TRUST, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Year Ended December 31, 2010 and for the Period from March 26, 2009 (inception) through December 31, 2009

	Stockholder’s Equity
	Common Stock		Additional Paid-In Capital	Retained Earnings	Total Stockholder’s Equity	Non-Controlling Interest	Total Equity
	Shares	Amount
Balance, March 26, 2009 (Inception)	—	—	—	—	—	—	—
Proceeds from issuance of common stock	20,000	$200	$199,800	—	$200,000	—	$200,000
Proceeds from issuance of limited partnership units	—	—	—	—	—	$2,000	2,000
Net income	—	—	—	1,196	1,196	—	1,196

Balance, December 31, 2009	20,000	200	199,800	1,196	201,196	2,000	203,196
Net income	—	—	—	3,726	3,726	—	3,726

Balance, December 31, 2010	20,000	$200	$199,800	$4,922	$204,922	$2,000	$206,922

The accompanying notes are an integral part of these consolidated financial statements.

INDEPENDENCE REALTY TRUST, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2010	Period from March 26, 2009 (Date of Inception) to December 31, 2009	Period from March 26, 2009 (Date of Inception) Through December 31, 2010
Cash flows from operating activities:
Net income	$3,726	$1,196	$4,922
Changes in assets and liabilities:
Related party payable, net	(440)	1,440	1,000
Accrued expense	—	300	300
Income taxes payable	472	731	1,203

Net cash provided by operating activities	3,758	3,667	7,425

Cash flows from financing activities:
Proceeds from repayment of short-term notes	200,000	985,000	1,185,000
Issuance of short-term notes	(200,000)	(985,000)	(1,185,000)
Proceeds from subscriptions	1,130,000	—	1,130,000
Refund of subscription proceeds	(1,130,000)	—	(1,130,000)
Proceeds from issuance of limited partnership units	—	2,000	2,000
Proceeds from issuance of common stock	—	200,000	200,000

Net cash provided by financing activities	—	202,000	202,000

Net change in cash and cash equivalents	3,758	205,667	209,425
Cash and cash equivalents, beginning of period	205,667	—	—

Cash and cash equivalents, end of period	$209,425	$205,667	$209,425

The accompanying notes are an integral part of these consolidated financial statements.

INDEPENDENCE REALTY TRUST, INC. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2010

NOTE 1: Organization

Independence Realty Trust, Inc., formerly Empire American Realty Trust, Inc., was formed on March 26, 2009 as a Maryland corporation that intends to qualify and elect to be taxed as a real estate investment trust, or REIT, beginning with the taxable year in which it satisfies its offering’s minimum offering requirements. References to “we”, “us”, and “our” refer to Independence Realty Trust, Inc. and its subsidiary, unless the context requires otherwise. We intend to offer a minimum of 250,000 shares and a maximum of 100,000,000 shares of common stock for sale to the public at a price of $10 per share (exclusive of the 10,000,000 shares available pursuant to our distribution reinvestment program and 300,000 shares reserved for issuance under our Employee and Director Incentive Restricted Share Plan), which we refer to as our offering.

We sold 20,000 common shares to Independence Realty Advisors, LLC, formerly Empire American Advisors, LLC, or our advisor, on April 30, 2009, for $10 per share. We invested the proceeds from this sale in the partnership units of Independence Realty Operating Partnership, LP, formerly Empire American Operating Partnership, L.P., or our operating partnership, and as a result, we hold a 99.01% interest in our operating partnership. Our operating partnership is our sole subsidiary. Our advisor contributed $2,000 to our operating partnership in exchange for 200 limited partner units in our operating partnership. On January 20, 2011, our Advisor transferred all of its interests in our operating partnership to RAIT NTR Holdings, LLC, formerly Empire American ALP, LLC, a Delaware limited liability company and an indirect, wholly-owned subsidiary of RAIT Financial Trust (NYSE: RAS), our sponsor. On January 20, 2011, our Advisor and other affiliated entities were acquired by RAIT Financial Trust for approximately $2.3 million. The holders of the limited partnership units have the right to redeem these units for cash equal to the value of an equivalent number of our common shares, or at our option, we may purchase such units for cash or by issuing an equal number of our common shares, as permitted by the limited partnership agreement of our operating partnership. We have not commenced operations, and therefore, we are in the development stage.

Subject to certain restrictions and limitations, we are externally managed by our advisor pursuant to an advisory agreement. We intend to use substantially all of the net proceeds from our offering to acquire a diversified portfolio of real estate. Independence Realty Management, LLC, formerly Empire American Management, LLC, or our property manager, will provide property management services to our multifamily portfolio under the terms of a management agreement, including services in connection with the rental, leasing, operation and management of our properties.

We have retained Independence Realty Securities, LLC, formerly Empire American Realty, LLC, or our dealer manager, to serve as the dealer manager of our offering. Our dealer manager is responsible for marketing our common shares being offered pursuant to our offering. Our advisor and our dealer manager are indirectly owned and controlled by our sponsor and are our affiliates. Our advisor and our dealer manager, each of which is considered to be a related party, will receive compensation and fees for services related to our offering and for the investment and management of our assets. The compensation levels during our offering, acquisition and operational stages are based on percentages of offering proceeds, the cost of properties acquired and the annual revenue earned from such properties, respectively.

As of December 31, 2010, neither we nor our operating partnership had acquired or contracted to make any investments.

NOTE 2: Summary of Significant Accounting Policies

a. Basis of Presentation

The consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in The United States of America, or U.S. GAAP. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our consolidated financial position and consolidated results of operations, equity and cash flows are included.

INDEPENDENCE REALTY TRUST, INC. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2010

b. Principles of Consolidation

The consolidated financial statements reflect our accounts and the accounts of our operating partnership. All intercompany accounts and transactions have been eliminated in consolidation.

c. Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

d. Development Stage Company and Organization and Offering Costs

We comply with the reporting requirements of development stage enterprises. We expect to incur organizational, accounting and offering costs in pursuit of our financing. The offering and organization costs, which are primarily being incurred by our advisor, will be paid or reimbursed by us with offering proceeds. There can be no assurance that our plans will be successful.

Our advisor may advance or reimburse all of the organization and offering costs incurred on our behalf. These costs are not included in our consolidated financial statements because such costs are not a liability of ours until the subscriptions for the minimum number of our common shares are received and accepted. Organization and offering costs include items such as legal and accounting fees, marketing, promotional and printing costs. All organization and offering costs will be recorded as a reduction of additional paid-in-capital when incurred. Our advisor has incurred $2,206,874 of organization and offering costs through December 31, 2010.

e. Revenue Recognition

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

f. Accounts Receivable and Allowance for Bad Debts

We will make estimates of the uncollectability of our accounts receivable related to base rents, expense reimbursements and other revenue. We will analyze accounts receivable and historical bad debt levels, customer credit worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. In addition, tenants experiencing financial difficulties will be analyzed and estimates will be made in connection with expected uncollectible receivables. Our reported operating results will be directly affected by management’s estimate of the collectability of accounts receivable.

g. Investments in Real Estate

Allocation of Purchase Price of Acquired Assets

We will account for acquisitions of properties in accordance with FASB ASC Topic 805- “Business Combinations”. The fair value of the real estate acquired will be allocated to the acquired tangible assets, consisting of land, building and tenant improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases for acquired in-place leases and the value of tenant relationships, based in each case on their fair values. Purchase accounting will be applied to assets and liabilities related to real estate entities acquired. Transaction costs and fees incurred related to acquisitions will be expensed as incurred. Transaction costs and fees incurred related to the acquisition of a joint venture interest, accounted for under the equity method of accounting, will be capitalized as part of the cost of the investment.

Upon the acquisition of real estate operating properties, we will estimate the fair value of acquired tangible assets (consisting of land, building and improvements) and identified intangible assets and liabilities (consisting of above and below-market leases, in-place leases and tenant relationships), and assumed debt at the date of acquisition, based on evaluation of information and estimates available at that date. Based on these estimates, we will allocate the initial purchase price to the applicable assets and liabilities. As final information regarding fair value of the assets acquired and liabilities assumed is received and estimates are refined, appropriate adjustments will be made to the purchase price allocation, in no case later than within twelve months of the acquisition date.

INDEPENDENCE REALTY TRUST, INC. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2010

In determining the fair value of the indentified intangible assets and liabilities of an acquired property, above-market and below-market in-place lease values will be recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the differences between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining term of the lease. The capitalized above-market lease values and the capitalized below-market lease values will be amortized as an adjustment to rental income over the lease term.

The aggregate value of in-place leases will be determined by evaluating various factors, including an estimate of carrying costs during the expected lease-up periods, current market conditions and similar leases. In estimating carrying costs, management includes real estate taxes, insurance and other operating expenses, and estimates of lost rental revenue during the expected lease –up periods based on current market demand. Management also estimates costs to execute similar leases including leasing commissions, legal and other related costs. The value assigned to this intangible asset will be amortized over the remaining lease terms.

Impairment of Long-Lived Assets

Management will evaluate the recoverability of its investment in real estate assets, including related identifiable intangible assets, in accordance with FASB ASC Topic 360- “Property, Plant and Equipment”. This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that recoverability of the assets is not assured.

Management will evaluate the long-lived assets on an ongoing basis and will record an impairment charge when there in an indicator of impairment with the undiscounted projected cash flows are less than the carrying amount for a particular property. The estimated cash flows used for the impairment analysis and the determination of estimated fair value are based on our plans for the respective assets and our views of market and economic conditions. The estimates consider matters such as current and historical rental rates, occupancies for the respective properties and comparable properties, and recent sales data for comparable properties. Changes in estimated future cash flows due to changes in our plans or views of market and economic conditions could result in recognition of impairment losses, which, under the applicable accounting guidance, could be substantial.

Depreciation and Amortization

Depreciation expense for real estate assets will be computed using a straight-line methiod using a life of 30 years for buildings and improvements and five to ten years for equipment and fixtures. Expenditures for tenant improvements will be capitalized and amortized over the initial term of each lease.

h. Deferred Costs

We will capitalize initial direct costs in accordance with FASB ASC Topic 310- “Receivables”. The costs will be capitalized upon the execution of the loan or lease and amortized over the initial term of the corresponding loan or lease. Amortization of deferred loan costs begins in the period during which the loan was originated. Deferred leasing costs are not amortized to expense until the date the tenant’s lease obligation begins.

i. Income Taxes

We expect that we will qualify and elect to be taxed as REIT beginning with the year in which we satisfy our offering’s minimum offering requirement. For the year ended December 31, 2010, for the period from March 26, 2009 (inception) to December 31, 2009 and for the period from March 26, 2009 (inception) through December 31, 2010, we recorded income tax expense of $1,203, $731 and $1,934, respectively.

We intend to qualify and elect to be taxed as a REIT under sections 856 through 860 of the Internal Revenue Code, in conjunction with the filing of our federal tax return for the year in which we satisfy our offering’s minimum offering requirement. To qualify and maintain our status as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our ordinary taxable income to stockholders. As a REIT, we generally will not be subject to federal income tax on taxable income that we distribute toour stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income taxes on its taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders, however, we believe that we will be organized and operate in such a manner as to qualify and maintain treatment as a REIT and intend to operate in such a manner so that we will qualify and remain qualified as a REIT for federal income tax purposes.

INDEPENDENCE REALTY TRUST, INC. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2010

j. Financial Instruments

The carrying amounts of cash, related party payable, net, accrued expense and income taxes payable, approximate its fair value because of the short maturity of these instruments.

k. Earnings Per Share

Earnings per share is computed in accordance with FASB ASC Topic 260- “Earnings per Share”, by dividing the net income by the weighted average number of common shares outstanding during the respective period. Earnings per share for all periods has not be presented because we have not yet commenced operations and, therefore, earnings per share is not a meaningful measure of our performance.

l. Subsequent Events

We have evaluated subsequent events through the date the financial statements were issued and determined there were no events that have occurred that would require adjustment to the consolidated financial statements.

NOTE 2: Equity Compensation Plans

We have adopted an Employee and Director Incentive Restricted Share Plan to provide for grants of awards to our directors, officers and full-time employees (in the event we ever have employees), full-time employees of our advisor and its affiliates, full-time employees of entities that provide services to our advisor, directors of our advisor or of entities that provide services to it, certain of our consultants and certain consultants to our advisor and its affiliates or to entities that provide services to our advisor. Such awards shall consist of restricted common shares.

Restricted share awards entitle the recipient to our common shares under terms that provide for vesting over a specified period of time or upon attainment of pre-established performance objectives. Such awards would typically be forfeited with respect to the unvested shares upon the termination of the recipient’s employment or other relationship with us. Restricted shares may not, in general, be sold or otherwise transferred until restrictions are removed and the shares have vested. Holders of restricted shares may receive cash dividends prior to the time that the restrictions on the restricted shares have lapsed. Any dividends payable in common shares shall be subject to the same restrictions as the underlying restricted shares.

We will account for stock-based compensation in accordance with FASB ASC Topic 718- “Compensation-Stock Compensation”. Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense of the requisite service period, which is the vesting period. There were no restricted shares granted to date. Stock-based compensation will be classified within general and administrative expense in the consolidated statements of operations. As stock-based compensation expense recognized in the consolidated statement of operations will be based on awards ultimately expected to vest, the amount of expense will be reduced for estimated forfeitures. Forfeitures will be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures will be estimated on experience of other companies in the same industry until entity-specific information is available.

Distribution Reinvestment Program

We have adopted a distribution reinvestment program, or the DRP, through which our common stockholders may elect to reinvest an amount equal to the distributions declared on their shares in additional common shares in lieu of receiving cash distributions. No selling commissions or dealer manager fees will be paid on shares sold under the DRP. Our board of directors may amend or terminate the DRP for any reason, provided that any amendment that adversely affects the rights or obligations of a participant shall only take effect upon 10 days’ written notice to participants.

Share Repurchase Plan

Our board of directors has approved a share repurchase plan which allows for share repurchases when certain criteria are met. Share repurchases will be made at the sole discretion of our board of directors.

INDEPENDENCE REALTY TRUST, INC. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2010

NOTE 3: Related Party Transactions and Arrangements

We have executed an advisory agreement with our advisor, a management agreement with our property manager and a dealer manager agreement with our dealer manager. These agreements will entitle our advisor, our property manager and our dealer manager to specified fees upon the provision of certain services with regard to our offering and the investment of proceeds in real estate assets, among other services, as well as reimbursement of organization and offering costs incurred by our advisor and our dealer manager on behalf of us and certain costs incurred by our advisor in providing services to us. A summary of these fees and reimbursement obligations are as follows:

Type of Compensation	Determination of Amount

Offering Stage

Selling Commissions	Payable to our dealer manager up to 7% of the gross proceeds from our offering before reallowance of commissions earned by participating broker-dealers. Our dealer manager intends to reallow all of the commissions earned for those transactions that involve participating broker-dealers.

Dealer Manager Fee	Payable to our dealer manager up to 3% of the gross proceeds from our offering before reallowance to participating broker-dealers. Our dealer manager, in its sole discretion, may reallow a portion of its dealer manager fee of up to 3% of the gross offering proceeds to be paid to such participating broker-dealers.

Organization and Offering Expenses	We will pay our advisor up to 1.5% of the gross proceeds from our offering for organizational and offering expenses (other than dealer manager fees and selling commissions). Our advisor and its affiliates are responsible for the payment of organization and offering expenses, other than selling commissions and the dealer manager fee, to the extent they exceed 1.5% of gross offering proceeds, without recourse against or reimbursement by us; provided, however, that in no event will we pay or reimburse organization and offering expenses (including dealer manager fees and selling commissions) in excess of 15% of the gross offering proceeds.

Operational Stage

Acquisition Fees	Payable to our advisor in the amount of 2.5% of the gross contract purchase price (including any mortgage assumed) of the property, loans or other real estate-related assets purchased. The acquisition fees and expenses for any particular asset, including amounts payable to affiliates, will not exceed, in the aggregate, 6% of the contract purchase price (including any mortgage assumed) of the asset. Our advisor will be paid acquisition fees and we will reimburse our advisor for acquisition expenses only to the extent that acquisition fees and acquisition expenses collectively do not exceed 6% of the contract purchase price of our assets.

Acquisition Expenses	Expenses reimbursed to our advisor incurred in connection with the purchase of an asset. Acquisition fees and expenses for any particular asset, including amounts payable to affiliates, will not exceed, in aggregate, 6% of the gross contract purchase price (including any mortgage assumed) of the asset. Our advisor will be paid acquisition fees and we will reimburse our advisor for acquisition expenses only to the extent that acquisition fees and acquisition expenses collectively do not exceed 6% of the contract purchase price of our assets.

Asset Management Fees	Payable to our advisor in the amount of 0.75% of average invested assets. Average invested assets means the average of the aggregate book value of our assets invested in interests in, and loans secured by, real estate before reserves for depreciation or bad debt or other similar non-cash reserves. We will compute the average invested assets by taking the average of these book values at the end of each month during the quarter for which we will calculate the fee.

INDEPENDENCE REALTY TRUST, INC. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2010

Property Management and Leasing Fees	Payable to our property manager on a monthly basis in the amount of up to 5% of the gross revenues for services in connection with the rental, leasing, operation and management of our properties and the supervision of any third parties that are engaged by our property manager to provide such services. Additionally, we may pay our property manager a separate fee for the one-time initial rent-up or leasing-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s length transactions by others rendering similar services in the same geographic area for similar properties as determined by a survey of brokers and agents in such area.

Operating Expenses	We will reimburse our advisor for all expenses paid or incurred by our advisor in connection with the services provided to us, subject to the limitation that we will not reimburse our advisor for any amount by which our operating expenses (including the asset management fee, the financing coordination fee and disposition fees) at the end of the four preceding fiscal quarters (commencing on the earlier of four fiscal quarters after we make our first investment) exceeds the greater of: (A) 2% of our average invested assets, or (B) 25% of our net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of our assets for that period. Notwithstanding the above, we may reimburse our advisor for expenses in excess of this limitation if a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. We will not reimburse our advisor or its affiliates for personnel employment costs incurred by our advisor or its affiliates in performing services under the advisory agreement to the extent that such employees perform services for which our advisor receives a separate fee.

Financing Coordination Fee	If our advisor provides services in connection with the refinancing of any debt that we use to acquire properties or to make other permitted investments, or that is assumed, directly or indirectly, in connection with the acquisition of properties, we will pay our advisor a financing coordination fee equal to 1% of the amount available and/or outstanding under such financing, subject to certain limitations. The services the advisor may perform include, without limitation, searching for lenders in connection with a proposed refinancing and negotiating the terms of any proposed refinancing with such lenders. Our advisor may reallow some or all of this fee to reimburse third parties that it retains to procure an such refinancing.

Disposition Fee	We may pay our advisor a commission upon the sale of one of more of our properties in an amount equal to the lesser of (a) one-half of the commission that would be reasonable, customary and competitive in the light of the size, type and location of the asset or (b) 1% of the sale price of the asset. In addition, the amount paid when added to all other commissions paid to unaffiliated parties in connection with such sale shall not exceed the lesser of the commission that would be reasonable, customary and competitive in the light of the size, type, and location of the asset or an amount equal to 6% of the sale price of such asset.

Subordinated Participation in Net Sale Proceeds	After investors have received a return of their capital contributions invested and an 8% annual cumulative, non-compounded return, then RAIT NTR Holdings, LLC is entitled to receive 10% of the remaining net sale proceeds.

INDEPENDENCE REALTY TRUST, INC. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2010

Subordinated Incentive Listing Fee	Upon listing our common stock on a national securities exchange, RAIT NTR Holdings, LLC will be entitled to a fee equal to 10% of the amount, if any, by which (a) the market value of our outstanding stock plus distributions paid by us prior to listing, exceeds (b) the aggregate remaining capital contributed by investors plus an amount equal to an 8% annual cumulative, non-compounded return to investors on their aggregate capital contributed. We have no intention of listing our shares at this time.

Subordinated Termination Fee	Upon termination of the advisory agreement, RAIT NTR Holdings, LLC will be entitled to a subordinated termination fee payable in the form of an interest bearing promissory note. The subordinated termination fee, if any, will be equal to the sum of (a) 10% of the amount, if any, by which (1) the appraised value of our assets on the termination date, less any indebtedness secured by such assets, plus total distributions paid through the termination date, less any amounts distributable as of the termination date to limited partners who received units in our operating partnership in connection with the acquisition of any assets upon the liquidation or sale of such assets (assuming the liquidation or sale of such assets on the termination date) exceeds (2) the sum of the total amount of capital raised from stockholders (less amounts paid to repurchase shares of common stock pursuant to our DRP) and the total amount of cash that, if distributed to them as of the termination date, would have provided them an 8% annual cumulative, pre-tax, non-compounded return on the gross proceeds from the sale of shares of common stock through the termination date.

During the period March 26, 2009 (Date of Inception) through December 31, 2010, we made five separate short-term loans, bearing a weighted-average interested rate of 5.8%, to our former sponsor in the aggregate principal amount of $1,185,000. These loans were made to pay for certain expenses in connection with our organization and offering while maintaining our minimum capitalization of $200,000. Each of these loans was repaid by our former sponsor during the period through December 31, 2010. Our interest income was primarily related to these loans.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this report, management, including our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 13d-15(e) under the Exchange Act). Based upon, and as of the date of, the evaluation, our principal executive officer and principal financial officer concluded that the disclosure controls and procedures were effective in recording, processing, summarizing and reporting on a timely basis, information required to be disclosed by us in our reports that we file or submit under the Exchange Act.

Management’s Annual Report on Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There has been no significant change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	Other Information

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

Omitted under the reduced disclosure format permitted by General Instruction I(2)(c) of Form 10-K.

ITEM 11.	Executive Compensation

Omitted under the reduced disclosure format permitted by General Instruction I(2)(c) of Form 10-K.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Omitted under the reduced disclosure format permitted by General Instruction I(2)(c) of Form 10-K.

ITEM 13.	Certain Relationships and Related Transactions and Director Independence

Omitted under the reduced disclosure format permitted by General Instruction I(2)(c) of Form 10-K.

ITEM 14.	Principal Accountant Fees and Services

Independent Auditors

The audit committee or, in the absence of an audit committee, all of our independent directors, preapprove all auditing services and permitted nonaudit services (including the fees and terms thereof) to be performed for us by our independent registered public accounting firm, subject to the de minimis exceptions for nonaudit services described in Section 10A(i)(1)(b) of the Exchange Act and the rules and regulations of the SEC. On February 11, 2011, we announced our decision to replace Ernst & Young LLP, or Ernst & Young, with Grant Thornton LLP, or Grant Thornton, as our independent registered public accounting firm. Our independent directors reviewed the audit and nonaudit services performed by Grant Thornton, as well as the fees charged for such services. In their review of the nonaudit service fees, the independent directors considered whether the provision of such services is compatible with maintaining the independence of Grant Thornton. Grant Thornton was engaged to audit our financial statements for the years ended December 31, 2010 and 2009. Prior to its replacement, Ernst & Young had been engaged to audit our financial statements for the same years and had completed its 2009 audit. The aggregate fees billed to us for professional accounting services, including the audit of our financial statements for the years ended December 31, 2010 and 2009, and the percentage of non-audit fees that were preapproved by the audit committee or our independent directors, are set forth in the table below.

	2010		2009
	Fees(1)	Percentage of Services Approved by Audit Committee/ Independent Directors	Fees	Percentage of Services Approved by Audit Committee/ Independent Directors
Audit fees	$140,280	100%	$25,140	100%
Audit-related fees	—	—	—	—
Tax fees	—	—	—	—
All other fees	—	—	—	—

Total	$140,280		$25,140

(1)	Represents fees paid to Ernst & Young prior to its termination on February 8, 2011, and thereafter to Grant Thornton.

For purposes of the preceding table, professional fees to our independent auditors are classified as follows:

•

Audit fees—These are fees for professional services performed for the audit of our annual financial statements, the required review of quarterly financial statements, registration statements and other procedures performed by Grant Thornton in order for them to be able to form an opinion on our consolidated financial statements. These fees also cover services that are normally provided by independent auditors in connection with statutory and regulatory filings or engagements. For 2010, Audit fees include $110,280 of fees paid to Ernst & Young for services performed on our Quarterly Reports on Form 10-Q during 2010 and our Registration Statement on Form S-11. Audit fees were paid by our advisor pending successful completion of our offering.

•

Audit-related fees—These are fees for assurance and related services that traditionally are performed by independent auditors that are reasonably related to the performance of the audit or review of the financial statements, such as due diligence related to acquisitions and dispositions, attestation services that are not required by statute or regulation, internal control reviews, and consultation concerning financial accounting and reporting standards.

•

Tax fees—These are fees for all professional services performed by professional staff in our independent auditor’s tax division, except those services related to the audit of our financial statements. These include fees for tax compliance, tax planning, and tax advice, including federal, state, and local issues. Services may also include assistance with tax audits and appeals before the IRS and similar state and local agencies, as well as federal, state, and local tax issues related to due diligence.

•	All other fees—These are fees for any services not included in the above-described categories, including assistance with internal audit plans and risk assessments.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

The following documents are filed as part of this Annual Report:

1.	Consolidated Financial Statements

Index to Consolidated Financial Statements

Independence Realty Trust, Inc.

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2010 and 2009

Consolidated Statements of Operations for the year end December 31, 2010, for the period from March 26, 2009 (Date of inception) through December 31, 2009 and for the period from March 26, 2009 (date of inception) through December 31, 2010.

Consolidated Statements of Equity for the year ended December 31, 2010 and for the period from March 26, 2009 (date of inception) to December 31, 2009.

Consolidated Statements of Cash Flows for the year ended December 31, 2010, for the period from March 26, 2009 (date of inception) to December 31, 2009 and for the period from March 26, 2009 (date of inception) through December 31, 2010.

Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

All schedules have been omitted as the required information is either not material, inapplicable or the information is presented in the financial statements or related notes.

3.	Exhibits

The exhibits listed on the Exhibit List (following the signatures section of this Annual Report on Form 10-K) are included herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INDEPENDENCE REALTY TRUST, INC.

Date: March 25, 2011	By:	/S/ JACK E. SALMON
Jack Salmon President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/S/ JACK E. SALMON Jack E. Salmon	President, Chief Financial Officer and Director (Principal Executive Officer)	March 25, 2011

/S/ JAMES J. SEBRA James J. Sebra	Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 25, 2011

/S/ SCOTT F. SCHAEFFER Scott F. Schaeffer	Chairman of the Board of Directors	March 25, 2011

/S/ WILLIAM C. DUNKELBERG William C. Dunkelberg	Independent Director	March 25, 2011

/S/ ROBERT F. MCCADDEN Robert F. McCadden	Independent Director	March 25, 2011

/S/ DEFOREST B. SOARIES, JR. DeForest B. Soaries, Jr.	Independent Director	March 25, 2011

Supplemental Information

No such annual report or proxy statement has been sent to security holders.

EXHIBIT LIST

Ex.	Description

3.1	Articles of Amendment and Restatement of the Company

3.2	First Articles of Amendment to the Articles of Amendment and Restatement of the Company, incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed February 8, 2011

3.3	First Amended and Restated Bylaws of the Company, incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed February 8, 2011

4.1	Agreement of Limited Partnership of Independence Realty Operating Partnership, LP

4.2	Form of Subscription Agreement, incorporated by reference to Appendix C to the prospectus dated May 14, 2010, Commission File No. 333-160093

4.3	Distribution Reinvestment Plan, incorporated by reference to Appendix B to the prospectus dated May 14, 2010, Commission File No. 333-160093

10.1	Amended and Restated Escrow Agreement by and among the Company, UMB Bank, N.A. and Independence Realty Securities, LLC

10.2	Advisory Agreement by and among the Company, Independence Realty Operating Partnership, LP and Independence Realty Advisors, LLC

10.3	Management Agreement by and between the Company, Independence Realty Operating Partnership, LP and Independence Realty Management, LLC

10.4	Employee and Director Incentive Restricted Share Plan

10.5	Form of Indemnification Agreement, incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed March 22, 2011

16.1	Letter of Ernst & Young LLP regarding change in certifying accountant, incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K filed February 11, 2011

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002