Form 10-Q
period 2011-03-31
INDEPENDENCE REALTY TRUST, INC
filed 2011-05-12
CIK 1466085

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer	☐	Accelerated filer	☐

Non-Accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 12, 2011 there were 20,000 shares of the Registrant’s common stock issued and outstanding.

The registrant meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is filing this Form with the reduced disclosure format.

INDEPENDENCE REALTY TRUST, INC.

i

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Independence Realty Trust, Inc. and Subsidiary

(A Development Stage Company)

Consolidated Balance Sheets

(Unaudited)

	As of March 31, 2011	As of December 31, 2010

ASSETS:
Cash	$151,759	$209,425
Related party receivable	4,457	—

Total assets	$156,216	$209,425

LIABILITIES AND EQUITY:
Related party payable	$—	$1,000
Accounts payable and accrued expense	11,275	300
Income taxes payable	1,203	1,203

Total liabilities	12,478	2,503
Equity:
Stockholder’s equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value; 300,000,000 shares authorized, 20,000 shares issued and outstanding	200	200
Additional paid-in capital	199,800	199,800
Retained earnings (deficit)	(58,262)	4,922

Total stockholder’s equity	141,738	204,922
Non-controlling interest	2,000	2,000

Total equity	143,738	206,922

Total liabilities and equity	$156,216	$209,425

The accompanying notes are an integral part of these consolidated financial statements.

PART I — FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

Independence Realty Trust, Inc. and Subsidiary

(A Development Stage Company)

Consolidated Statements of Operations

(Unaudited)

	For the three months ended March 31,		Period from March 26, 2009 (date of inception) through
	2011	2010	March 31, 2011
REVENUE:
Interest income	$—	$2,639	$7,596

Total revenue	—	2,639	7,596
EXPENSES:
Audit and professional fees	31,634	—	31,634
Trustee fees	25,000	—	25,000
Acquisition expenses	5,947	—	5,947
Filing fees	605	—	1,345

Total expenses	63,186	—	63,926

Operating income (loss)	(63,186)	2,639	(56,330)
Interest and other income	2	—	2

Income (loss) before taxes	(63,184)	—	(56,328)
Income tax provision	—	(125)	(1,934)

Net income (loss) allocable to common shares	$(63,184)	$2,514	$(58,262)

Earnings (loss) Per Share:
Basic	$(3.16)	$0.13	$(2.91)

Diluted	$(3.16)	$0.13	$(2.91)

Weighted-Average Shares:
Basic	20,000	20,000	20,000

Diluted	20,000	20,000	20,000

The accompanying notes are an integral part of these consolidated financial statements.

PART I — FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

Independence Realty Trust, Inc. and Subsidiary

(A Development Stage Company)

Consolidated Statement of Cash Flows

For the Three Months Ended March 31, 2011 and 2010

(Unaudited)

	For the three months ended March 31,		Period from March 26, 2009 (date of inception) through March 31, 2011
	2011	2010	2010
Cash flows from operating activities:
Net income (loss)	$(63,184)	$2,514	$(58,262)
Changes in assets and liabilities:
Related party receivable and payable, net	(5,457)	(2,639)	(4,457)
Accounts payable and accrued expense	10,975	—	11,275
Income taxes payable	—	125	1,203

Net cash provided by operating activities	(57,666)	—	(50,241)

Cash flows from financing activities:
Proceeds from repayment of short-term notes	—	—	1,185,000
Issuance of short-term notes	—	(200,000)	(1,185,000)
Proceeds from subscriptions	—	—	1,130,000
Refund of subscription proceeds	—	—	(1,130,000)
Proceeds from issuance of non-controlling interests	—	—	2,000
Proceeds from issuance of common stock	—	—	200,000

Net cash provided by financing activities	—	(200,000)	202,000

Net change in cash and cash equivalents	(57,666)	(200,000)	151,759
Cash and cash equivalents, beginning of period	209,425	205,667	—

Cash and cash equivalents, end of period	$151,759	$5,667	$151,759

The accompanying notes are an integral part of these consolidated financial statements.

PART I — FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

Independence Realty Trust, Inc. and Subsidiary

(A Development Stage Company)

Notes to Consolidated Financial Statements

As of March 31, 2011

(Unaudited)

NOTE 1: Organization

Independence Realty Trust, Inc. was formed on March 26, 2009 as a Maryland corporation that intends to qualify and elect to be taxed as a real estate investment trust, or REIT, beginning with the taxable year ending December 31, 2011. References to “we”, “us” and “our” refer to Independence Realty Trust, Inc. and its subsidiary, unless the context requires otherwise. We intend to offer a minimum of $2,500,000 in shares and a maximum of $1,000,000,000 in shares of common stock for sale to the public at a price of $10 per share (exclusive of the 10,000,000 shares available pursuant to our distribution reinvestment program and a maximum of 1,000,000 shares reserved for issuance under our Employee and Director Incentive Restricted Share Plan), which we refer to as our offering. We intend to use substantially all of the net proceeds from our offering to acquire a diverse portfolio of multifamily properties located throughout the United States.

We sold 20,000 common shares to Independence Realty Advisors, LLC, or our advisor, on April 30, 2009, for $10 per share. We invested the proceeds from this sale in the partnership units of Independence Realty Operating Partnership, LP, or our operating partnership, and as a result, we hold a 99.01% interest in our operating partnership. Our operating partnership is our sole subsidiary. Our advisor contributed $2,000 to our operating partnership in exchange for 200 limited partner units in our operating partnership. On January 20, 2011, our advisor and other entities affiliated with us were acquired by an affiliate of RAIT Financial Trust (NYSE: RAS), or our sponsor, for approximately $2.3 million. On January 20, 2011, our advisor transferred all of its interests in our operating partnership to RAIT NTR Holdings, LLC, a Delaware limited liability company and an indirect, wholly-owned subsidiary of our sponsor. The holders of the limited partner units have the right to redeem these units for cash in an amount equal to the value of an equivalent number of our common shares, or, at our option, we may purchase such units for cash or by issuing an equal number of our common shares, as permitted by the limited partnership agreement of our operating partnership. We have not commenced operations and, therefore, are in the development stage.

Subject to certain restrictions and limitations, we are externally managed by our advisor pursuant to an advisory agreement. We intend to use substantially all of the net proceeds from our offering to acquire a diversified portfolio of real estate. Independence Realty Management, LLC, or our property manager, will provide property management services to our multifamily portfolio under the terms of a management agreement, including services in connection with the rental, leasing, operation and management of our properties.

We have retained Independence Realty Securities, LLC, or our dealer manager, to serve as the dealer manager of our offering. Our dealer manager is responsible for marketing our common shares. Our advisor and our dealer manager are indirectly owned and controlled by our sponsor and are our affiliates. Our advisor and our dealer manager, each of which is considered to be a related party, will receive compensation and fees for services related to our offering and for the investment and management of our assets. The compensation levels during our offering, acquisition and operational stages are based on percentages of offering proceeds, the cost of properties acquired and the annual revenue earned from such properties, respectively.

PART I — FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

Independence Realty Trust, Inc. and Subsidiary

(A Development Stage Company)

Notes to Consolidated Financial Statements (continued)

As of March 31, 2011

(Unaudited)

NOTE 2: Summary of Significant Accounting Policies

a. Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared by management in accordance with U.S. generally accepted accounting principles, or GAAP. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations, although we believe that the included disclosures are adequate to make the information presented not misleading. The unaudited interim consolidated financial statements should be read in conjunction with our audited financial statements as of and for the year ended December 31, 2010 included in our Annual Report on Form 10-K. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our consolidated financial position and consolidated results of operations and cash flows are included. The results of operations for the interim periods presented are not necessarily indicative of the results for the full year.

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

Our advisor may advance or reimburse all of the organization and offering costs incurred on our behalf. These costs are not included in our consolidated financial statements because such costs are not a liability of ours until the subscriptions for the minimum number of our common shares are received and accepted. Organization and offering costs include items such as legal and accounting fees, marketing, promotional and printing costs. All organization and offering costs will be recorded as a reduction of additional paid-in-capital when incurred. Our advisor has incurred $2,553,570 of organization and offering costs from our date of inception through March 31, 2011.

PART I — FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

Independence Realty Trust, Inc. and Subsidiary

(A Development Stage Company)

Notes to Consolidated Financial Statements (continued)

As of March 31, 2011

(Unaudited)

e. Revenue Recognition

Minimum rents will be recognized on an accrual basis, over the terms of the related leases on a straight-line basis. The capitalized above-market lease values and the capitalized below-market lease values will be amortized as an adjustment to rental income over the lease term. Recoveries from residential tenants for utility costs will be recognized as revenue in the period that the applicable costs are incurred.

f. Accounts Receivable and Allowance for Bad Debts

We will make estimates of the collectability of our accounts receivable related to base rents, expense reimbursements and other revenue. We will analyze accounts receivable and historical bad debt levels, tenant credit worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. In addition, tenants experiencing financial difficulties will be analyzed and estimates will be made in connection with expected uncollectible receivables. Our reported operating results will be directly affected by management’s estimate of the collectability of accounts receivable.

g. Investments in Real Estate

Allocation of Purchase Price of Acquired Assets

We will account for acquisitions of properties in accordance with FASB ASC Topic 805, “Business Combinations”. The fair value of the real estate acquired will be allocated to the acquired tangible assets, consisting of land, building and tenant improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases for acquired in-place leases and the value of tenant relationships, based in each case on their fair values. Purchase accounting will be applied to assets and liabilities related to real estate entities acquired. Transaction costs and fees incurred related to acquisitions will be expensed as incurred. Transaction costs and fees incurred related to the acquisition of a joint venture interest, accounted for under the equity method of accounting, will be capitalized as part of the cost of the investment.

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

PART I — FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

Independence Realty Trust, Inc. and Subsidiary

(A Development Stage Company)

Notes to Consolidated Financial Statements (continued)

As of March 31, 2011

(Unaudited)

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

Impairment of Long-Lived Assets

Management will evaluate the recoverability of its investment in real estate assets, including related identifiable intangible assets, in accordance with FASB ASC Topic 360, “Property, Plant and Equipment”. This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that recoverability of the assets is not assured.

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

Depreciation and Amortization

Depreciation expense for real estate assets will be computed using a straight-line method based on a life of 30 years for buildings and improvements and five to ten years for equipment and fixtures. Expenditures for tenant improvements will be capitalized and amortized over the initial term of each lease.

h. Deferred Costs

We will capitalize initial direct costs in accordance with FASB ASC Topic 310, “Receivables”. The costs will be capitalized upon the execution of the loan or lease and amortized over the initial term of the corresponding loan or lease. Amortization of deferred loan costs begins in the period during which the loan was originated. Deferred leasing costs are not amortized to expense until the date the tenant’s lease obligation begins.

PART I — FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

Independence Realty Trust, Inc. and Subsidiary

(A Development Stage Company)

Notes to Consolidated Financial Statements (continued)

As of March 31, 2011

(Unaudited)

i. Income Taxes

We expect that we will qualify and elect to be taxed as REIT beginning with the taxable year ending December 31, 2011. For the three months ended March 31, 2010, we recorded income tax expense of $125. For the period from March 26, 2009 (date of inception) through March 31, 2011, we recorded income tax expense of $1,934.

To qualify and maintain our status as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our ordinary taxable income to stockholders. As a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income taxes on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders, however, we believe that we will be organized and operate in such a manner as to qualify and maintain treatment as a REIT and intend to operate in such a manner so that we will qualify and remain qualified as a REIT for federal income tax purposes.

j. Financial Instruments

The carrying amounts of cash, related party payable, net, accrued expense and income taxes payable, approximate its fair value because of the short maturity of these instruments.

k. Earnings Per Share

Earnings per share is computed in accordance with FASB ASC Topic 260, “Earnings per Share”, by dividing the net income by the weighted average number of common shares outstanding during the respective period.

NOTE 3: Equity Compensation Plans

We have adopted an Employee and Director Incentive Restricted Share Plan to provide for grants of awards to our directors, officers and full-time employees (in the event we ever have employees), full-time employees of our advisor and its affiliates, full-time employees of entities that provide services to our advisor, directors of our advisor or of entities that provide services to it, certain of our consultants and certain consultants to our advisor and its affiliates or to entities that provide services to our advisor. Such awards shall consist of restricted shares of our common stock.

Restricted share awards entitle the recipient to shares of our common stock under terms that may provide for vesting over a specified period of time or upon attainment of pre-established performance objectives. Such awards would typically be forfeited with respect to the unvested shares upon the termination of the recipient’s employment or other relationship with us. Restricted shares may not, in general, be sold or otherwise transferred until restrictions are removed and the shares have vested. Holders of restricted shares may receive cash dividends prior to the time that the restrictions on the restricted shares have lapsed. Any dividends payable in common shares shall be subject to the same restrictions as the underlying restricted shares.

PART I — FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

Independence Realty Trust, Inc. and Subsidiary

(A Development Stage Company)

Notes to Consolidated Financial Statements (continued)

As of March 31, 2011

(Unaudited)

We will account for stock-based compensation in accordance with FASB ASC Topic 718, “Compensation—Stock Compensation”. Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense of the requisite service period, which is the vesting period. We have not granted any stock-based compensation to date. Stock-based compensation will be classified within general and administrative expense in the consolidated statements of operations. As stock-based compensation expense recognized in the consolidated statement of operations will be based on awards ultimately expected to vest, the amount of expense will be reduced for estimated forfeitures. Forfeitures will be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures will be estimated on experience of other companies in the same industry until entity-specific information is available.

Distribution Reinvestment Program

We have adopted a distribution reinvestment program, or the DRP, through which our stockholders may elect to reinvest an amount equal to the distributions declared on their shares of common stock in additional shares in lieu of receiving cash distributions. No selling commissions or dealer manager fees will be paid on shares sold under the DRP. Our board of directors may amend or terminate the DRP for any reason, provided that any amendment that adversely affects the rights or obligations of a participant shall only take effect upon ten days’ written notice to participants.

Share Repurchase Plan

Our board of directors has approved a share repurchase plan which allows for share repurchases when certain criteria are met. Share repurchases will be made at the sole discretion of our board of directors.

NOTE 4: Related Party Transactions and Arrangements

On April 6, 2011, we terminated our management agreement with Independence Realty Management, LLC and our board of directors approved a new management agreement with Jupiter Communities, LLC, or Jupiter, our new property manager. In addition, on April 7, 2011, we executed an amended and restated advisory agreement with our advisor and a new dealer manager agreement with our dealer manager. These agreements will entitle our advisor and its affiliates to specified fees upon the provision of certain services with regard to our offering and the investment of proceeds in real estate assets, among other services, as well as reimbursement of organization and offering costs incurred by our advisor and our dealer manager on behalf of us and certain costs incurred by our advisor in providing services to us. A summary of these fees and reimbursement obligations are as follows:

PART I — FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

Independence Realty Trust, Inc. and Subsidiary

(A Development Stage Company)

Notes to Consolidated Financial Statements (continued)

As of March 31, 2011

(Unaudited)

Type of Compensation	Determination of Amount

Offering Stage

Selling Commissions	Payable to our dealer manager up to 7% of gross offering proceeds before reallowance of commissions earned by participating broker-dealers. Our dealer manager intends to reallow all or a portion of commissions earned for those transactions that involve participating broker dealers.

Dealer Manager Fee	Payable to our dealer manager up to 3% of gross offering proceeds before reallowance to participating broker-dealers. Our dealer manager, in its sole discretion, may reallow a portion of its dealer manager fee of up to 1.5% of the gross offering proceeds to be paid to such participating broker-dealers.

Organization and Offering Expenses	We will pay our advisor up to 1% of the gross offering proceeds for organizational and offering expenses (other than dealer manager fees and selling commissions). We currently estimate that $7,261,880 of organizational and offering expenses will be incurred if the maximum offering is achieved. Our advisor and its affiliates are responsible for the payment of organization and offering expenses, other than selling commissions and the dealer manager fee, to the extent they exceed 1% of gross offering proceeds, without recourse against or reimbursement by us; provided, however, that in no event will we pay or reimburse organization and offering expenses (including dealer manager fees and selling commissions) in excess of 15% of the gross offering proceeds.

Operational Stage

Acquisition Fees	None.

Acquisition Expenses	Expenses reimbursed to our advisor incurred in connection with the purchase of an asset. We have assumed that acquisition expenses will equal approximately 0.5% of the contract purchase price. The acquisition fees and expenses for any particular asset, including amounts payable to affiliates, will not exceed, in the aggregate, 6% of the contract purchase price (including any mortgage assumed) of the asset. Our advisor will be paid acquisition expenses and we will reimburse our advisor for acquisition expenses only to the extent that acquisition fees and acquisition expenses collectively do not exceed 6% of the contract price of our assets.

PART I — FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

Independence Realty Trust, Inc. and Subsidiary

(A Development Stage Company)

Notes to Consolidated Financial Statements (continued)

As of March 31, 2011

(Unaudited)

Type of Compensation	Determination of Amount
Asset Management Fees	Payable to our advisor in the amount of 0.75% of average invested assets. Average invested assets means the average of the aggregate book value of our assets invested in interests in, and loans secured by, real estate before reserves for depreciation or bad debt or other similar non-cash reserves. We will compute the average invested assets by taking the average of these book values at the end of each month during the quarter for which we are calculating the fee. The fee will be payable quarterly in an amount equal to 0.1875% of average invested assets as of the last day of such quarter. We will also reimburse our advisor for expenses that it pays on our behalf.

Property Management and Leasing Fees	We intend to enter into management agreements with our property manager on a property-by-property basis, pursuant to which we will pay a property management fee in an amount up to 4% of the gross revenues. Additionally, we may pay our property manager a separate fee for the one-time initial rent-up or leasing-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s length transactions by others rendering similar services in the same geographic area for similar properties as determined by a survey of brokers and agents in such area.

Operating Expenses	We will reimburse our advisor for all expenses paid or incurred by our advisor in connection with the services provided to us, subject to the limitation that we will not reimburse our advisor for any amount by which our operating expenses (including the asset management fee and the financing coordination fee) at the end of the four preceding fiscal quarters (commencing on the fourth fiscal quarter after we make our first investment) exceeds the greater of: (A) 2% of our average invested assets, or (B) 25% of our net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of our assets for that period. Notwithstanding the above, we may reimburse our advisor for expenses in excess of this limitation if a majority of the independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. We will not reimburse our advisor or its affiliates for personnel employment costs incurred by our advisor or its affiliates in performing services under the advisory agreement to the extent that such employees perform services for which the advisor receives a separate fee.

PART I — FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

Independence Realty Trust, Inc. and Subsidiary

(A Development Stage Company)

Notes to Consolidated Financial Statements (continued)

As of March 31, 2011

(Unaudited)

Type of Compensation	Determination of Amount
Financing Coordination Fee	If our advisor provides services in connection with the refinancing of any debt that we obtain, we will pay the advisor a financing coordination fee equal to 1% of the amount available and/or outstanding under such financing, subject to certain limitations. We will not pay a financing coordination fee in connection with debt provided by our sponsor. The services our advisor may perform include, without limitation, searching for lenders in connection with a proposed refinancing and negotiating the terms of any proposed refinancing with such lenders. Our advisor may reallow some or all of this fee to reimburse third parties that it retains to procure any such refinancing.

Liquidation Distributions

Disposition Fee	We may pay our advisor a commission upon the sale of one or more of our properties in an amount equal to the lesser of (a) one-half of the commission that would be reasonable, customary and competitive in light of the size, type and location of the asset or (b) 1% of the sale price of the asset. Payment of such fee may be made only if the advisor provides a substantial amount of services in connection with the sale of the asset. In addition, the amount paid when added to all other commissions paid to unaffiliated parties in connection with such sale shall not exceed the lesser of the commission that would be reasonable, customary and competitive in light of the size, type and location of the asset or an amount equal to 6% of the sale price of such asset.

Subordinated Participation in Net Sale Proceeds	After investors have received a return of their capital contributions invested and a 7% annual cumulative, non-compounded return, then RAIT NTR Holdings, LLC as holder of the special units is entitled to receive 10% of the remaining net sale proceeds.

Subordinated Participation Upon a Listing	Upon listing our common stock on a national securities exchange, RAIT NTR Holdings, LLC as holder of the special units is entitled to a fee based on the redemption of the special units equal to 10% of the amount, if any, by which (a) the market value of our outstanding stock plus distributions paid by us prior to listing, exceeds (b) the aggregate remaining capital contributed by investors plus an amount equal to a 7% annual cumulative, non-compounded return to investors on their aggregate capital contributed. We have no intent to list our shares at this time.

PART I — FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

Independence Realty Trust, Inc. and Subsidiary

(A Development Stage Company)

Notes to Consolidated Financial Statements (continued)

As of March 31, 2011

(Unaudited)

Type of Compensation	Determination of Amount
Subordinated Participation Upon a Termination of Advisory Agreement	Upon termination of the advisory agreement, RAIT NTR Holdings, LLC as holder of the special units will be entitled to a subordinated participation payable in the form of an interest bearing promissory note. The subordinated participation, if any, will be equal to 10% of the amount, if any, by which (1) the appraised value of our assets on the termination date, less any indebtedness secured by such assets, plus total distributions paid through the termination date, less any amounts distributable as of the termination date to limited partners who received units in the operating partnership in connection with the acquisition of any assets upon the liquidation or sale of such assets (assuming the liquidation or sale of such assets on the termination date) exceeds (2) the sum of the total amount of capital raised from stockholders (less amounts paid to repurchase shares of our common stock pursuant to our share repurchase plan) and the total amount of cash that, if distributed to them as of the termination date, would have provided them a 7% annual cumulative, pre-tax, non-compounded return on the gross proceeds from the sale of shares of our common stock through the termination date. The subordinated participation will be payable solely from the net proceeds from the sale of properties.

During the three months ended March 31, 2010, we made a short-term loan, bearing a weighted-average interest rate of 5.6%, to our former sponsor in the aggregate principal amount of $200,000. No such loans were made during the three-months ended March 31, 2011. For the period from March 26, 2009 (date of inception) through March 31, 2011, we made short-term loans, bearing a weighted-average interest rate of 5.8%, to our former sponsor in the aggregate principal amount of $1,185,000. Each of these loans was repaid by our former sponsor. Our interest income was primarily related to these loans.

NOTE 5: Subsequent Events

On April 5, 2011, our board of directors determined to register a new offering of shares of common stock to the public at $10.00 per share and shares of common stock at $9.50 per share pursuant to our distribution reinvestment plan. Following this determination, on April 8, 2011, we filed with the Securities and Exchange Commission, or the SEC, a Registration Statement on Form S-11 (SEC File No. 333-173391) to register our new offering, which we refer to as our new registration statement. Our currently effective registration statement, declared effective by the SEC on May 14, 2010 (SEC File No. 333-160093) will be automatically terminated upon the SEC’s declaration of effectiveness of our new registration statement.

On April 5, 2011, our board of directors terminated the Employee and Director Incentive Restricted Share Plan and approved and adopted the Long Term Incentive Plan, or our incentive plan, and the Independent Directors Compensation Plan. Our incentive plan provides for the grants of awards to our

PART I — FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

Independence Realty Trust, Inc. and Subsidiary

(A Development Stage Company)

Notes to Consolidated Financial Statements (continued)

As of March 31, 2011

(Unaudited)

directors, officers and full-time employees (in the event we ever have employees), full-time employees of our advisor and its affiliates, full-time employees of entities that provide services to our advisor, directors of our advisor or of entities that provide services to it, certain of our consultants and certain consultants to our advisor and its affiliates or to entities that provide services to our advisor. The incentive plan authorizes the grant of restricted or unrestricted shares of our common stock, non-qualified and incentive stock options, restricted stock units, stock appreciation rights, dividend equivalents and other stock- or cash-based awards.

Under our Independent Directors Compensation Plan, which operates as a subplan of our incentive plan, each of our independent directors will receive 3,000 shares of common stock annually; provided, however, that no shares will be issued pursuant to our Independent Directors Compensation Plan until we have raised at least $2,500,000 in gross offering proceeds from unaffiliated persons. In addition, our independent directors may elect to receive their annual fee in the form of our common shares or a combination of common shares and cash.

On April 7, 2011, we executed a contribution agreement with six wholly-owned subsidiaries of our sponsor, whereby these entities agreed to contribute six multifamily properties to our operating partnership. The contribution transaction closed on April 29, 2011. The contribution value of the properties was $103,790,000. In connection with the contribution of these properties, our operating partnership assumed $64,575,000 of mortgage indebtedness and issued $39,215,000 of limited partner interests, or 3,921,500 limited partner units, to our sponsor. In addition, our sponsor purchased an additional 125,000 limited partner units for $1,250,000 in cash on April 29, 2011. We incurred customary closing expenses of $536,851 and funded $1,333,560 of real estate tax and insurance escrows at the time of closing. As we are wholly owned by our sponsor, the assets and liabilities of the properties will be recorded at our sponsor’s carrying amount at the time of contribution.

PART I — FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition And Results of Operations

Certain portions of this Item 2 are omitted under the reduced disclosure format permitted by General Instruction H(2)(a) of Form 10-Q.

Forward-Looking Statements

Certain statements included in this Quarterly Report on Form 10-Q that are not historical facts (including any statements concerning investment objectives, other plans and objectives of management for future operations or economic performance, or assumptions or forecasts related thereto) are forward-looking statements. These statements are only predictions. We caution that forward-looking statements are not guarantees. Actual events or our investments and results of operations could differ materially from those expressed or implied in any forward-looking statements. Forward-looking statements are typically identified by the use of terms such as “may,” “should,” “expect,” “could,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “continue,” “predict,” “potential” or the negative of such terms and other comparable terminology.

The forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions and beliefs, which involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to:

•	the fact that we have no operating history;

•	our ability to effectively deploy the proceeds raised in our public offering of common stock;

•	changes in economic conditions generally and the real estate market specifically;

•	legislative or regulatory changes (including changes to the laws governing the taxation of REITs);

•	the availability of capital;

•	interest rates; and

•	changes to generally accepted accounting principles, or GAAP.

Any of the assumptions underlying the forward-looking statements included herein could be inaccurate, and undue reliance should not be placed on any forward-looking statements included herein. All forward-looking statements are made as of the date this quarterly report is filed with the SEC, and the risk that actual results will differ materially from the expectations expressed herein will increase with the passage of time. Except as otherwise required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements made herein, whether as a result of new information, future events, changed circumstances or any other reason.

PART I — FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition And Results of Operations (continued)

All forward-looking statements included herein should be read in light of the factors identified in the “Risk Factors” section of our Registration Statement on Form S-11 (File No. 333-160748) filed with the SEC, as the same may be amended and supplemented from time to time.

Results of Operations

We did not have revenue during the three months ended March 31, 2011. Our revenue for the three months ended March 31, 2010 was comprised of interest income on a short-term loan to Empire American Holdings, LLC, our former sponsor, in the principal aggregate amount of $200,000. This loan had an average interest rate of 5.6%

During the three months ended March 31, 2011, we incurred certain general and administrative expenses related to audit and other professional fees, trustee fees and other federal and state filing fees. Additionally, we incurred acquisition expenses associated with our pending acquisition of six properties from our Sponsor. The contribution of these six properties closed on April 29, 2011. We did not incur any expenses during the three months ended March 31, 2010.

We also incurred income tax expense as we are taxed as a corporation until we qualify and make an election to be taxed as a REIT. We intend to make a REIT tax election for the 2011 tax year and thus did not accrue any income tax expense during the three months ended March 31, 2011. During the three months ended March 31, 2010, we incurred $125 of income tax expense.

Item 3.	Qualitative and Quantitative Disclosure About Market Risk.

This Item 3 is omitted under the reduced disclosure format permitted by General Instruction H(2)(c) of Form 10-Q.

Item 4.	Controls and Procedures.

Disclosure Controls and Procedures

As of the end of the period covered by this report, management, including our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 13d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act). Based upon, and as of the date of, the evaluation, our principal executive officer and principal financial officer concluded that the disclosure controls and procedures were effective in recording, processing, summarizing and reporting on a timely basis, information required to be disclosed by us in our reports that we file or submit under the Exchange Act.

Changes in Internal Control Over Financial Reporting

There have been no significant changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

This Item 2 is omitted under the reduced disclosure format permitted by General Instruction H(2)(b) of Form 10-Q.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Reserved.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

The exhibits listed on the Exhibit Index (following the signatures section of this Quarterly Report on Form 10-Q) are included herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Independence Realty Trust, Inc.

Date: May 12, 2011	By:	/s/ JACK E. SALMON
Jack E. Salmon
President and Chief Financial Officer
(Principal Executive Officer)

Date: May 12, 2011	By:	/s/ JAMES J. SEBRA
James J. Sebra
Treasurer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit	Description

3.1	Second Articles of Amendment and Restatement of the Company (filed as Exhibit 3.1 to the Registration Statement on Form S-11 (File No. 333-173391) filed on April 8, 2011 and incorporated herein by reference)

3.2	First Amended and Restated Bylaws of the Company (filed as Exhibit 3.2 to the Registration Statement on Form S-11 (File No. 333-173391) filed on April 8, 2011 and incorporated herein by reference)

4.1	Second Amended and Restated Agreement of Limited Partnership of Independence Realty Operating Partnership, LP (filed as Exhibit 4.1 to the Registration Statement on Form S-11 (File No. 333-173391) filed on May 10, 2011 and incorporated herein by reference)

4.2	Distribution Reinvestment Plan (included as Appendix B to the prospectus included in the Registration Statement on Form S-11 (File No. 333-173391) filed on May 10, 2011 and incorporated herein by reference)

4.3	Form of Subscription Agreement (included as Appendix C to the prospectus included in the Registration Statement on Form S-11 (File No. 333-173391) filed on May 10, 2011 and incorporated herein by reference)

10.1	Form of Indemnification Agreement (filed as Exhibit 10.5 to the Current Report on Form 8-K filed on March 22, 2011 and incorporated herein by reference)

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002