Form 10-Q
period 2011-06-30
INDEPENDENCE REALTY TRUST, INC
filed 2011-08-08
CIK 1466085

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer	☐	Accelerated filer	☐

Non-Accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 5, 2011 there were 20,000 shares of the Registrant’s common stock issued and outstanding.

The registrant meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is filing this Form with the reduced disclosure format.

INDEPENDENCE REALTY TRUST, INC.

i

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Independence Realty Trust, Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited and dollars in thousands, except share and per share data)

	As of June 30, 2011	As of December 31, 2010
ASSETS:
Investments in real estate, net of accumulated depreciation of $7,132 and $0, respectively	$101,433	$0
Cash and cash equivalents	1,644	209
Restricted cash	753	0
Accounts receivable and other assets	422	0
Deferred costs, net of accumulated amortization of $1 and $0, respectively	262	0

Total assets	$104,514	$209

LIABILITIES AND EQUITY:
Mortgage indebtedness	$64,575	$0
Accounts payable and accrued expenses	1,259	2
Other liabilities	317	0

Total liabilities	66,151	2
Equity:
Stockholder’s equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized, no shares issued and outstanding	0	0
Common stock, $0.01 par value; 300,000,000 shares authorized, 20,000 shares issued and outstanding	0	0
Additional paid-in capital	200	200
Retained earnings (deficit)	(31)	5

Total stockholder’s equity	169	205
Non-controlling interest	38,194	2

Total equity	38,363	207

Total liabilities and equity	$104,514	$209

The accompanying notes are an integral part of these consolidated financial statements.

Independence Realty Trust, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited and dollars in thousands, except share and per share data)

	For the Three-Month Periods Ended June 30		For the Six-Month Periods Ended June 30
	2011	2010	2011	2010
REVENUE:
Rental income	$1,933	$0	$1,933	$0
Tenant reimbursement and other property income	107	0	107	0
Other income	134	3	134	5

Total revenue	2,174	3	2,174	5
EXPENSES:
Property operating expenses	1,104	0	1,104	0
General and administrative expenses	42	0	99	0
Acquisition expenses	340	0	346	0
Depreciation and amortization	453	0	453	0

Total expenses	1,939	0	2,002	0

Operating Income	235	3	172	5
Interest expense	(424)	0	(424)	0

Net income (loss)	(189)	3	(252)	5
Loss allocated to non-controlling interest	216	0	216	0

Net income (loss) allocable to common shares	$27	$3	$(36)	$5

Earnings (loss) per share:
Basic	$1.35	$0.13	$(1.80)	$0.26

Diluted	$1.35	$0.13	$(1.80)	$0.26

Weighted-average shares:
Basic	20,000	20,000	20,000	20,000

Diluted	20,000	20,000	20,000	20,000

The accompanying notes are an integral part of these consolidated financial statements.

Independence Realty Trust, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited and dollars in thousands)

	For the Six-Month Periods Ended June 30
	2011	2010
Cash flows from operating activities:
Net income (loss)	$(252)	$5
Depreciation and amortization	453	0
Amortization of deferred financing costs	1	0
Changes in assets and liabilities:
Accounts receivable and other assets	(422)	0
Accounts payable and accrued expenses	879	(2)
Other liabilities	5	0

Net cash from operating activities	664	3
Cash flows from investing activities:
Acquisition of real estate properties	(644)	0
Capital expenditures	(153)	0
Decrease in restricted cash	581	0

Net cash from investing activities	(216)	0
Cash flows from financing activities:
Proceeds from issuance of non-controlling interests	1,250	0
Payments for deferred financing costs	(263)	0
Proceeds from repayment of short-term notes	0	(200)
Issuance of short-term notes	0	200
Proceeds from subscriptions	0	27
Subscriptions payable	0	(27)

Net cash from financing activities	987	0

Net change in cash and cash equivalents	1,435	3
Cash and cash equivalents, beginning of period	209	206

Cash and cash equivalents, end of the period	$1,644	$209

The accompanying notes are an integral part of these consolidated financial statements.

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of June 30, 2011

(Unaudited and dollars in thousands, except share and per share data)

NOTE 1: Organization

Independence Realty Trust, Inc. invests in a diversified portfolio of real estate assets, primarily multi-family properties located throughout the United States. References to “we”, “us” and “our” refer to Independence Realty Trust, Inc. and its subsidiaries, unless the context requires otherwise.

We conduct our business through our subsidiaries, primarily Independence Realty Operating Partnership, LP, or our operating partnership. We are externally managed by Independence Realty Advisors LLC, or our advisor, a wholly-owned subsidiary of our sponsor, RAIT Financial Trust (NYSE: RAS).

We were formed on March 26, 2009 as a Maryland corporation and intend to qualify and elect to be taxed as a real estate investment trust, or REIT, beginning with the taxable year ending December 31, 2011. We sold 20,000 common shares to our advisor on April 30, 2009, for $10 per share. We invested the proceeds from this sale in the partnership units of our operating partnership. Our advisor contributed $2 to our operating partnership in exchange for 200 limited partner units in our operating partnership. On January 20, 2011, our advisor and other entities affiliated with us were acquired by an affiliate of our sponsor for approximately $2.3 million. On January 20, 2011, our advisor transferred all of its interests in our operating partnership to RAIT NTR Holdings, LLC, a Delaware limited liability company and an indirect, wholly-owned subsidiary of our sponsor. The holders of the limited partner units have the right to redeem these units for cash in an amount equal to the value of an equivalent number of our common shares, or, at our option, we may purchase such units for cash or by issuing an equal number of our common shares, as permitted by the limited partnership agreement of our operating partnership.

We are offering a minimum of $2,500 in shares and a maximum of $1,000,000 in shares of common stock for sale to the public at a price of $10 per share in our primary offering and 10,000,000 shares at $9.50 per share pursuant to our distribution reinvestment program, which we collectively refer to as our offering. We intend to use substantially all of the net proceeds from our offering to acquire a diverse portfolio of multifamily properties located throughout the United States.

We have retained Independence Realty Securities, LLC, or our dealer manager, a wholly-owned subsidiary of our sponsor, to serve as our dealer manager for our offering. Our dealer manager is responsible for marketing our common shares. Because our advisor and our dealer manager are indirectly owned and controlled by our sponsor, they are affiliated with us and are considered related parties. Our advisor and our dealer manager will receive compensation and fees for services related to our offering and for the investment and management of our assets. The compensation levels during our offering, acquisition and operational stages are based on percentages of offering proceeds, the cost of properties acquired and the annual revenue earned from such properties, respectively.

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

b. Principles of Consolidation

The consolidated financial statements reflect our accounts and the accounts of our operating partnership and other wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

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

d. Organization and Offering Costs

We have recently exited our development stage and we are fully operational. As such, we no longer provide the additional reporting requirements of development stage enterprises. We have incurred and expect to incur additional organizational, accounting and offering costs in pursuit of our offering. The offering and organization costs, which are primarily being incurred by our advisor, are expected to be paid or reimbursed by us with offering proceeds.

Our advisor may advance or reimburse all of the organization and offering costs incurred on our behalf. These costs are not included in our consolidated financial statements because such costs are not a liability of ours until the subscriptions for the minimum number of our common shares are received and accepted. Organization and offering costs include items such as legal and accounting fees, marketing, promotional and printing costs. All organization and offering costs will be recorded as a reduction of additional paid-in-capital when incurred. Our advisor has incurred $2,906 of organization and offering costs from our date of inception through June 30, 2011.

e. Revenue Recognition

Minimum rents are recognized on an accrual basis, over the terms of the related leases on a straight-line basis. Any above-market lease values and the capitalized below-market lease values will be amortized as an adjustment to rental income over the lease term. Recoveries from residential tenants for utility costs will be recognized as revenue in the period that the applicable costs are incurred.

f. Accounts Receivable and Allowance for Bad Debts

We make estimates of the collectability of our accounts receivable related to base rents, expense reimbursements and other revenue. We analyze accounts receivable and historical bad debt levels, tenant credit worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. In addition, tenants experiencing financial difficulties are analyzed and estimates are made in connection with expected uncollectible receivables. Our reported operating results are directly affected by management’s estimate of the collectability of accounts receivable.

g. Investments in Real Estate

Allocation of Purchase Price of Acquired Assets

We account for acquisitions of properties in accordance with FASB ASC Topic 805, “Business Combinations”. The fair value of the real estate acquired is allocated to the acquired tangible assets, consisting of land, building and tenant improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases for acquired in-place leases and the value of tenant relationships, based in each case on their fair values. Purchase accounting is applied to assets and liabilities associated with the real estate acquired. Transaction costs and fees incurred related to acquisitions are expensed as incurred. Transaction costs and fees incurred related to the acquisition of a joint venture interest, accounted for under the equity method of accounting, are capitalized as part of the cost of the investment.

Upon the acquisition of properties, we estimate the fair value of acquired tangible assets (consisting of land, building and improvements) and identified intangible assets and liabilities (consisting of above and below-market leases, in-place leases and tenant relationships), and assumed debt at the date of acquisition, based on the evaluation of information and estimates available at that date. Based on these estimates, we allocate the initial purchase price to the applicable assets and liabilities. As final information regarding fair value of the assets acquired and liabilities assumed is received and estimates are refined, appropriate adjustments will be made to the purchase price allocation, in no case later than twelve months of the acquisition date.

In determining the fair value of the identified intangible assets and liabilities of an acquired property, above-market and below-market in-place lease values are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the differences between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining term of the lease. The capitalized above-market lease values and the capitalized below-market lease values are amortized as an adjustment to rental income over the lease term.

The aggregate value of in-place leases is determined by evaluating various factors, including an estimate of carrying costs during the expected lease-up periods, current market conditions and similar leases. In estimating carrying costs, management includes real estate taxes, insurance and other operating expenses, and estimates of lost rental revenue during the expected lease-up periods based on current market demand. Management also estimates costs to execute similar leases including leasing commissions, legal and other related costs. The value assigned to this intangible asset is amortized over the remaining lease terms.

Impairment of Long-Lived Assets

Management evaluates the recoverability of its investment in real estate assets, including related identifiable intangible assets, in accordance with FASB ASC Topic 360, “Property, Plant and Equipment”. This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that recoverability of the assets is not assured.

Management evaluates the long-lived assets on an ongoing basis and records an impairment charge when there is an indicator of impairment. The estimated cash flows used for the impairment analysis and the determination of estimated fair value are based on our plans for the respective assets and our views of market and economic conditions. The estimates consider matters such as current and historical rental rates, occupancies for the respective and/or comparable properties, and recent sales data for comparable properties. Changes in estimated future cash flows due to changes in our plans or views of market and economic conditions could result in recognition of impairment losses, which, under the applicable accounting guidance, could be substantial.

Depreciation and Amortization

Depreciation expense for real estate assets are computed using a straight-line method based on a life of 40 years for buildings and improvements and five to ten years for equipment and fixtures. Expenditures for tenant improvements are capitalized and amortized over the initial term of each lease.

h. Deferred Costs

We capitalize initial direct costs in accordance with FASB ASC Topic 310, “Receivables”. The costs are capitalized upon the execution of the loan or lease and amortized over the initial term of the corresponding loan or lease. Deferred loan costs are amortized to interest expense over the term of the loan. Deferred leasing costs are amortized to amortization expense over the initial term of the lease.

i. Income Taxes

We expect that we will qualify and elect to be taxed as a REIT beginning with the taxable year ending December 31, 2011. For the three and six month periods ended June 30, 2011 and 2010, we recorded no income tax expense.

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

k. Recent Accounting Pronouncements

On January 1, 2011, we adopted ASU No. 2010-29, “Disclosure of Supplementary Pro Forma Information for Business Combinations.” This accounting standard requires that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. This accounting standard also expands the supplemental pro forma disclosures under FASB ASU Topic 805, “Business Combinations” to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The adoption of this standard did not have a material effect on our consolidated financial statements.

NOTE 3: Investments in Real Estate

As of June 30, 2011, our investments in real estate consisted of six multifamily real estate properties with 1,492 units. The table below summarizes our investments in real estate:

Land	$21,469
Building	86,592
Furniture, fixtures and equipment	504

Total investment in real estate	108,565
Accumulated depreciation	(7,132)

Investments in real estate, net	$101,433

Acquisitions:

On April 29, 2011, we, through our operating partnership, acquired six multifamily properties, which we refer to as the initial portfolio, from six wholly-owned subsidiaries of our sponsor. The contribution value of the initial portfolio was $103,790. In connection with the acquisition of the initial portfolio, our operating partnership assumed $64,575 of mortgage indebtedness and issued $39,215 of limited partner interests, or 3,921,500 limited partner units, to our sponsor. In addition, our sponsor purchased an additional 125,000 limited partner units for $1,250 in cash on April 29, 2011. As we are wholly-owned by our sponsor and under common control, the assets and liabilities of the initial portfolio were recorded at our sponsor’s carrying amount, or book value, at the time of contribution, pursuant to Staff Accounting Bulletin Topic 5G and ASC 805-50-30-5.

The following table summarizes the aggregate carrying value of the assets and liabilities associated with the Initial Portfolio acquired during the six-month period ended June 30, 2011, on the respective date of each conversion, for the real estate accounted for under FASB ASC Topic 805.

Description	Carrying Amount
Assets acquired:
Investments in real estate, net	$101,733
Liabilities assumed:
Mortgage indebtedness	64,575

Carrying amount of net assets acquired	$37,158

Our consolidated unaudited pro forma information, after including the acquisition of real estate properties, is presented below as if the acquisition occurred on January 1, 2010. These pro forma results are not necessarily indicative of the results which actually would have occurred if the acquisition had occurred on the first day of the periods presented, nor does the pro forma financial information purport to represent the results of operations for future periods:

Description	For the Six-Month Period Ended June 30, 2011	For the Six-Month Period Ended June 30, 2010
Total revenue, as reported	$2,174	$5
Pro forma revenue	6,521	6,526
Net income (loss) allocable to common shares, as reported	(36)	5
Pro forma net income (loss) allocable to common shares	(35)	(31)

NOTE 4: Mortgage Indebtedness

Each of the properties included in the initial portfolio is encumbered by a first mortgage held by our sponsor. A summary of each mortgage, as of June 30, 2011 is as follows:

Property	Outstanding Principal	Current Interest Rate	Maturity Date	Interest Terms
Crestmont Apartments	$6,750	5.7%	April 29, 2021	Fixed rate. Interest only payments are due monthly. Beginning May 1, 2013, principal and interest payments are required based on a 30-year amortization schedule

Cumberland Glen Apartments	6,900	5.7%	April 29, 2021	Fixed rate. Interest only payments are due monthly. Beginning May 1, 2013, principal and interest payments are required based on a 30-year amortization schedule

Copper Mill Apartments	7,350	5.7%	April 29, 2021	Fixed rate. Interest only payments are due monthly. Beginning May 1, 2013, principal and interest payments are required based on a 30-year amortization schedule

Heritage Trace Apartments	5,500	5.7%	April 29, 2021	Fixed rate. Interest only payments are due monthly. Beginning May 1, 2013, principal and interest payments are required based on a 30-year amortization schedule

Belle Creek Apartments	10,575	2.5%	April 29, 2021	Fixed rate of interest at 2.5% for the first two years with a floating rate thereafter at 225 basis points over 30-day LIBOR. Interest only.

Tresa at Arrowhead	27,500	2.5%	April 29, 2021	Fixed rate of interest at 2.5% for the first two years with a floating rate thereafter at 225 basis points over 30-day LIBOR. Interest only.

Total /Weighted-Average	$64,575	3.8%

NOTE 5: Shareholder Equity and Non-Controlling Interest

On April 8, 2011, we filed with the Securities and Exchange Commission, or the SEC, a Registration Statement on Form S-11 (SEC File No. 333-173391) to register our new offering of shares of common stock to the public at $10.00 per share and shares of common stock at $9.50 per share pursuant to our distribution reinvestment plan, which we refer to as our new registration statement. Our new registration statement was declared effective by the SEC on June 10, 2011, which caused our previously effective registration statement (SEC File No. 333-160093) to be automatically terminated.

In connection with the acquisition of the initial portfolio, our operating partnership issued $39,215 of limited partner interests, or 3,921,500 limited partner units, to our sponsor. We recorded the issuance of these limited partnership units at $37,158 as the six properties were recorded at our sponsor’s historical carrying amount at the time of contribution to us. In addition, our sponsor purchased an additional 125,000 limited partner units for $1,250 in cash on April 29, 2011.

On July 28, 2011, our board of directors authorized and declared a special distribution for July 2011, which will be paid to the stockholder of record on July 29, 2011, in an amount equal to $0.0509589 per share, which for the month of July is equivalent to a 6.0% annualized rate based on a share price of $10.00. Additionally, our board of directors declared distributions for the months of August and September 2011, payable to the stockholders of record at a rate of $0.0016438 per share per day, which is an amount that is equivalent to a 6.0% annualized distribution rate based on a share price of $10.00.

NOTE 6: Equity Compensation Plans

Long Term Incentive Plan

On April 5, 2011, our board of directors terminated the Employee and Director Incentive Restricted Share Plan and approved and adopted the Long Term Incentive Plan, or our incentive plan, and the Independent Directors Compensation Plan. Our incentive plan provides for the grants of awards to our directors, officers and full-time employees (in the event we ever have employees), full-time employees of our advisor and its affiliates, full-time employees of entities that provide services to our advisor, directors of our advisor or of entities that provide services to it, certain of our consultants and certain consultants to our advisor and its affiliates or to entities that provide services to our advisor. The incentive plan authorizes the grant of restricted or unrestricted shares of our common stock, non-qualified and incentive stock options, restricted stock units, stock appreciation rights, dividend equivalents and other stock- or cash-based awards.

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

NOTE 7: Related Party Transactions and Arrangements

On April 6, 2011, we terminated our management agreement with Independence Realty Management, LLC and our board of directors approved a new management agreement with Jupiter Communities, LLC, or Jupiter, our new property manager, which is majority owned by our sponsor. On April 7, 2011, we executed an amended and restated advisory agreement with our advisor and a new dealer manager agreement with our dealer manager. These agreements entitle our advisor and its affiliates to specified fees upon the provision of certain services with regard to our offering and the investment of proceeds in real estate assets, among other services, as well as reimbursement of organization and offering costs incurred by our advisor and our dealer manager on behalf of us and certain costs incurred by our advisor in providing services to us. A summary of these fees and reimbursement obligations are as follows:

Type of Compensation	Determination of Amount

Offering Stage

Selling Commissions	Payable to our dealer manager up to 7% of gross offering proceeds before reallowance of commissions earned by participating broker-dealers. Our dealer manager intends to reallow all or a portion of commissions earned for those transactions that involve participating broker dealers. During the three and six month period ended June 30, 2011, selling commissions were $0.

Dealer Manager Fee	Payable to our dealer manager up to 3% of gross offering proceeds before reallowance to participating broker-dealers. Our dealer manager, in its sole discretion, may reallow a portion of its dealer manager fee of up to 1.5% of the gross offering proceeds to be paid to such participating broker-dealers. During the three and six month period ended June 30, 2011, the dealer manager fee was $0.

Type of Compensation	Determination of Amount
Organization and Offering Expenses	We will pay our advisor up to 1% of the gross offering proceeds for organizational and offering expenses (other than dealer manager fees and selling commissions). We currently estimate that $7,262 of organizational and offering expenses will be incurred if the maximum offering is achieved. Our advisor and its affiliates are responsible for the payment of organization and offering expenses, other than selling commissions and the dealer manager fee, to the extent they exceed 1% of gross offering proceeds, without recourse against or reimbursement by us; provided, however, that in no event will we pay or reimburse organization and offering expenses (including dealer manager fees and selling commissions) in excess of 15% of the gross offering proceeds. During the three and six month period ended June 30, 2011, we paid organization and offering expenses of $0.

Operational Stage

Acquisition Fees	None.

Acquisition Expenses	Expenses reimbursed to our advisor incurred in connection with the purchase of an asset. We have assumed that acquisition expenses will equal approximately 0.5% of the contract purchase price. The acquisition fees and expenses for any particular asset, including amounts payable to affiliates, will not exceed, in the aggregate, 6% of the contract purchase price (including any mortgage assumed) of the asset. Our advisor will be paid acquisition expenses and we will reimburse our advisor for acquisition expenses only to the extent that acquisition fees and acquisition expenses collectively do not exceed 6% of the contract price of our assets. During the three and six month period ended June 30, 2011, acquisition expenses were $0.

Asset Management Fees	Payable to our advisor in the amount of 0.75% of average invested assets. Average invested assets means the average of the aggregate book value of our assets invested in interests in, and loans secured by, real estate before reserves for depreciation or bad debt or other similar non-cash reserves. We will compute the average invested assets by taking the average of these book values at the end of each month during the quarter for which we are calculating the fee. The fee will be payable quarterly in an amount equal to 0.1875% of average invested assets as of the last day of such quarter. We will also reimburse our advisor for expenses that it pays on our behalf. Our advisor waived any asset management fees on the initial portfolio for a two-year period from its contribution to us. During the three and six month period ended June 30, 2011, asset management fees were $0.

Property Management and Leasing Fees	We intend to enter into management agreements with our property manager on a property-by-property basis, pursuant to which we will pay a property management fee in an amount up to 4% of the gross revenues. Additionally, we may pay our property manager a separate fee for the one-time initial rent-up or leasing-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s length transactions by others rendering similar services in the same geographic area for similar properties as determined by a survey of brokers and agents in such area. During the three and six month period ended June 30, 2011, property management and leasing fees were $0.

Operating Expenses	We will reimburse our advisor for all expenses paid or incurred by our advisor in connection with the services provided to us, subject to the limitation that we will not reimburse our advisor for any amount by which our operating expenses (including the asset management fee and the financing coordination fee) at the end of the four preceding fiscal quarters (commencing on the fourth fiscal quarter after we make our first investment) exceeds the greater of: (A) 2% of our average invested assets, or (B) 25% of our net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of our assets for that period. Notwithstanding the above, we may reimburse our advisor for expenses in excess of this limitation if a majority of the independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. We will not reimburse our advisor or its affiliates for personnel employment costs incurred by our advisor or its affiliates in performing services under the advisory agreement to the extent that such employees perform services for which the advisor receives a separate fee. During the three and six month period ended June 30, 2011, operating expenses were $0.

Financing Coordination Fee	If our advisor provides services in connection with the refinancing of any debt that we obtain, we will pay the advisor a financing coordination fee equal to 1% of the amount available and/or outstanding under such financing, subject to certain limitations. We will not pay a financing coordination fee in connection with debt provided by our sponsor. The services our advisor may perform include, without limitation, searching for lenders in connection with a proposed refinancing and negotiating the terms of any proposed refinancing with such lenders. Our advisor may reallow some or all of this fee to reimburse third parties that it retains to procure any such refinancing. During the three and six month period ended June 30, 2011, the financing coordination fee was $0.

Type of Compensation	Determination of Amount

Liquidation Distributions

Disposition Fee	We may pay our advisor a commission upon the sale of one or more of our properties in an amount equal to the lesser of (a) one-half of the commission that would be reasonable, customary and competitive in light of the size, type and location of the asset or (b) 1% of the sale price of the asset. Payment of such fee may be made only if the advisor provides a substantial amount of services in connection with the sale of the asset. In addition, the amount paid when added to all other commissions paid to unaffiliated parties in connection with such sale shall not exceed the lesser of the commission that would be reasonable, customary and competitive in light of the size, type and location of the asset or an amount equal to 6% of the sale price of such asset. During the three and six month period ended June 30, 2011, the disposition fee was $0.

Subordinated Participation in Net Sale Proceeds	After investors have received a return of their capital contributions invested and a 7% annual cumulative, non-compounded return, then RAIT NTR Holdings, LLC as holder of the special units is entitled to receive 10% of the remaining net sale proceeds. During the three and six month period ended June 30, 2011, the subordinated participation in net sale proceeds was $0.

Subordinated Participation Upon a Listing	Upon listing our common stock on a national securities exchange, RAIT NTR Holdings, LLC as holder of the special units is entitled to a fee based on the redemption of the special units equal to 10% of the amount, if any, by which (a) the market value of our outstanding stock plus distributions paid by us prior to listing, exceeds (b) the aggregate remaining capital contributed by investors plus an amount equal to a 7% annual cumulative, non-compounded return to investors on their aggregate capital contributed. We have no intent to list our shares at this time. During the three and six month period ended June 30, 2011, subordinated participation upon a listing fee was $0.

Subordinated Participation Upon a Termination of Advisory Agreement	Upon termination of the advisory agreement, RAIT NTR Holdings, LLC as holder of the special units will be entitled to a subordinated participation payable in the form of an interest bearing promissory note. The subordinated participation, if any, will be equal to 10% of the amount, if any, by which (1) the appraised value of our assets on the termination date, less any indebtedness secured by such assets, plus total distributions paid through the termination date, less any amounts distributable as of the termination date to limited partners who received units in the operating partnership in connection with the acquisition of any assets upon the liquidation or sale of such assets (assuming the liquidation or sale of such assets on the termination date) exceeds (2) the sum of the total amount of capital raised from stockholders (less amounts paid to repurchase shares of our common stock pursuant to our share repurchase plan) and the total amount of cash that, if distributed to them as of the termination date, would have provided them a 7% annual cumulative, pre-tax, non-compounded return on the gross proceeds from the sale of shares of our common stock through the termination date. The subordinated participation will be payable solely from the net proceeds from the sale of properties. During the three and six month period ended June 30, 2011, subordinated participation upon termination of advisory agreement fee was $0.

During the three and six months ended June 30, 2010, we made a short-term loan, bearing a weighted-average interest rate of 5.6%, to our former sponsor in the aggregate principal amount of $200,000. No such loans were made during the six-months ended June 30, 2011. Each of these loans was repaid by our former sponsor. Our interest income was primarily related to these loans.

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

The forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions and beliefs, which involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to:

•	the fact that we have a limited operating history;

•	our ability to effectively deploy the proceeds raised in our public offering of common stock;

•	changes in economic conditions generally and the real estate market specifically;

•	legislative or regulatory changes (including changes to the laws governing the taxation of REITs);

•	the availability of capital;

•	interest rates; and

•	changes to generally accepted accounting principles, or GAAP.

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

All forward-looking statements included herein should be read in light of the factors identified in the “Risk Factors” section of our Registration Statement on Form S-11 (File No. 333-173391) filed with the SEC, as the same may be amended and supplemented from time to time.

Overview

We intend to invest in a diversified portfolio of real estate assets, primarily multifamily properties, located throughout the United States. Our investment objectives are to:

•	pay attractive and consistent cash distributions;

•	preserve invested capital; and

•	provide a diversified direct investment in multifamily properties.

We recently exited our development stage with the acquisition of six multifamily properties with 1,492 units from our sponsor in April 2011. The aggregate purchase price for the properties was $103.8 million. In connection with the acquisition, we assumed $64.6 million in mortgage debt and our operating partnership issued $39.2 million in limited partnership units.

Investors should read the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, or the Annual Report, for a detailed discussion of the following items:

•	credit, capital markets and liquidity risk;

•	interest rate environment;

•	prepayment rates; and

•	commercial real estate lack of liquidity and reduced performance.

Our Investment Portfolio

Our current investment portfolio is comprised entirely of multifamily properties. We generate a return on our real estate investments through rental income and other sources of income from the operations of the properties. By owning real estate, we also participate in any increase in the value of the real estate in addition to current income. We finance our real estate holdings through mortgage indebtedness.

The table below describes certain characteristics of our investments in real estate as of June 30, 2011 (dollars in thousands, except average effective rent):

	Investments in Real Estate	Average Physical Occupancy (a)	Units	Number of Properties	Average Effective Rent (a)(b)
Multi-family real estate properties (b)	$101,433	94.4%	1,492	6	$726

(a)	Based on operating performance for the six-month period ended June 30, 2011.
(b)	Average effective rent is rent per unit per month.

Results of Operations

Six-Month Period Ended June 30, 2011 Compared to the Six-Month Period Ended June 30, 2010

We generated $2.2 million of revenue during the six-months ended June 30, 2011 as a result of the acquisition of six properties in April 2011. Prior to this acquisition, we did not own any revenue-producing assets and as such the financial information for the six-month period ended June 30, 2011 is not comparable to the six-month period ended June 30, 2010. Our revenue for the six months ended June 30, 2010 was comprised of interest income on a short-term loan to our former sponsor in the principal aggregate amount of $200,000. This loan had an average interest rate of 5.6%

We incurred $2.0 million of expenses during the six-month period ended June 30, 2011, comprised mainly of property operating expenses of $1.1 million, acquisition expenses of $0.3 million and depreciation and amortization of $0.5 million. As discussed above, these expenses relate to the acquisition and ownership of the six properties we acquired in April 2011. We incurred certain general and administrative expenses related to audit and other professional fees, trustee fees and other federal and state filing fees during the six-months ended June 30, 2011. We did not incur any expenses during the six months ended June 30, 2010.

During the six-months ended June 30, 2011 we incurred $0.4 million of interest expense associated with the $64,575 of mortgage indebtedness used to finance the six properties we acquired in April 2011.

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain investments, pay distributions and other general business needs.

We believe our available cash balances, other financing arrangements, and cash flows from operations will be sufficient to fund our liquidity requirements for the next 12 months. Should our liquidity needs exceed our available sources of liquidity, we believe that we could sell assets to raise additional cash. We may not be able to obtain additional financing when we desire to do so, or may not be able to obtain desired financing on terms and conditions acceptable to us. If we fail to obtain additional financing, our ability to maintain or grow our business will be constrained.

Our primary cash requirements are as follows:

•	to make investments and fund the associated costs;

•	to repay our indebtedness;

•	to pay our operating and organization and offering expenses; and

•	to distribute a minimum of 90% of our REIT taxable income and to make investments in a manner that enables us to maintain our qualification as a REIT.

We intend to meet these liquidity requirements primarily through the following:

•	the use of our cash and cash equivalent balances of $1.6 million as of June 30, 2011;

•	cash generated from operating activities;

•	proceeds from the sale of our common stock pursuant to our offering; and

•	proceeds from future borrowings.

Cash Flows

As of June 30, 2011 and 2010, we maintained cash and cash equivalents of approximately $1.6 million and $0.2 million, respectively. Our cash and cash equivalents were generated from the following activities (dollars in thousands):

	For the Six-Month Periods Ended June 30
	2011	2010
Cash flow from operating activities	$664	$3
Cash flow from investing activities	(216)	0
Cash flow from financing activities	987	0

Net change in cash and cash equivalents	1,435	3
Cash and cash equivalents at beginning of period	209	206

Cash and cash equivalents at end of period	$1,644	$209

Our increased cash inflow from operating activities during the six-month period ended June 30, 2011 is due to the acquisition of the six multifamily properties in April 2011.

Our cash outflows from investing activities during the six-month period ended June 30, 2011 is due to the cash expenses and proration adjustments we incurred to acquire the six properties, along with the payment of certain real estate taxes in June 2011 across our portfolio.

The cash inflow from our financing activities during the six-month period ended June 30, 2011 is substantially due to the issuance of 125,000 limited partnership units of our operating partnership to our sponsor for $1.3 million in cash.

Critical Accounting Estimates and Policies

Our Annual Report on Form 10-K for the year ended December 31, 2010 contains a discussion of our critical accounting policies. On January 1, 2011 we adopted a new accounting pronouncement and revised our accounting policies as described below. See Note 2 in our unaudited consolidated financial statements as of June 30, 2011, as set forth herein. Management discusses our critical accounting policies and management’s judgments and estimates with our Audit Committee.

Recent Accounting Pronouncements

On January 1, 2011, we adopted ASU No. 2010-29, “Disclosure of Supplementary Pro Forma Information for Business Combinations.” This accounting standard requires that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. This accounting standard also expands the supplemental pro forma disclosures under FASB ASU Topic 805, “Business Combinations” to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The adoption of this standard did not have a material effect on our consolidated financial statements.

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

The following risk factors should be read together with the risk factors disclosed under Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2010, which includes a comprehensive discussion of some of the risks and uncertainties that could cause our actual results to differ materially from those presented in our forward-looking statements.

Due to the risks involved in the ownership of real estate, there is no guarantee of any return on your investment in us, and you may lose some or all of your investment.

By owning our shares, stockholders will be subjected to the risks associated with the ownership and operation of real estate properties. The performance of your investment in us will be subject to these risks, which include, without limitation:

•	changes in the general economic climate;

•	changes in local conditions such as an oversupply of space or reduction in demand for real estate;

•	changes in interest rates and the availability of financing;

•	changes in property level operating expenses due to inflation or otherwise; and

•	changes in laws and governmental regulations, including those governing real estate usage, zoning and taxes.

If our assets decrease in value, the value of your investment will likewise decrease, and you could lose some or all of your investment.

The nature of our sponsor’s business, and our dependence on our sponsor and advisor, makes us subject to certain risks that we would not ordinarily be subject to based on our targeted investments.

Our sponsor, as part of the operation of its business, provides a comprehensive set of debt financing options to the commercial real estate industry along with fixed income trading and advisory services. Its investments consist of commercial mortgages, mezzanine loans, other loans and preferred equity investments, debt securities issued by real estate companies, subordinated debentures, mortgage-backed securities, collateralized debt obligations, or CDOs, and other real estate-related debt, none of which we intend to acquire as part of our investment strategy. As a result of our dependence on our sponsor and advisor, we are indirectly subject to some of the same investment risks as our advisor, including risk of payment defaults and credit risks in our sponsor’s investment portfolio, the illiquidity of longer-term, subordinate and non-traditional loans, risk of loss from our sponsor’s subordinated real estate investments such as mezzanine loans and preferred equity interests, exposure to interest rate risk, risks associated with its use of derivatives and hedging instruments and the risk of loss in its commercial mortgage loans from delinquency and foreclosure. We would not be subject to these risks if we were not dependent upon our sponsor and advisor, and therefore investors may not be able to avoid these risks by investing in us.

In addition, our sponsor engages in securitization strategies that seek to match the payment terms, interest rate and maturity dates of its financings with the payment terms, interest rate and maturity dates of its investments. In particular, our sponsor financed the majority of its commercial real estate loan portfolio through two non-recourse loan securitizations which aggregate $1.85 billion of loan capacity. Our sponsor retained all of the most junior debt tranche and all of the preferred equity issued by these securitizations. Our sponsor also financed most of its debt securities portfolio in a series of non-recourse CDOs, which provide long-dated, interest-only, match funded financing to the debt investments. These securitizations typically require that the principal amount of the assets must exceed the principal balance of the related securities issued by them by a certain amount, a practice known as “over-collateralization.” The securitization terms provide that if delinquencies or losses exceed specified levels, the required levels of over-collateralization may be increased or may be prevented from decreasing. In addition, failure by a securitization entity to satisfy an over-collateralization test typically results in accelerated distributions to the holders of the senior debt securities issued by the securitization entity, and a reduction in payment to the holders of the junior debt tranche and preferred equity of the type our sponsor holds. As a result, our sponsor is in a “first-loss” position because the rights of the securities it holds are subordinate in right of payment and in liquidation to the rights of senior security holders issued by the securitization entities. In addition, the failure of the securitization financings of our sponsor to meet their performance tests, including these over-collateralization requirements, may reduce our sponsor’s net income and its cash flow generated by these securitizations may trigger certain termination provisions in the related collateral management agreements under which our sponsor manages these securitizations and may cause an event of default under the remaining securitizations. This would increase the likelihood of a reduction or elimination of cash flow to our sponsor, upon which we are dependent, and may result in adverse consequences to our operations.

We will not calculate our net asset value per share until not more than 18 months after completion of our offering stage. In addition, the methodologies we will use to calculate net asset value are uncertain. Therefore, you will not be able to determine the net asset value of your shares for a substantial period of time and may not be able to meaningfully compare our net asset value to the net asset value of other non-listed REITs.

We do not intend to calculate the net asset value per share for our shares until not more than 18 months after the completion of our offering stage. We will consider our offering stage complete when we are no longer publicly offering equity securities in a continuous offering, whether through our initial public offering or any future offerings (excluding offers to sell under our distribution reinvestment program). Thereafter, our advisor, or another firm it chooses for that purpose, will determine the value of our properties and our other assets based on such information as our advisor determines appropriate, which may or may not include independent valuations of our properties and our other assets or of our enterprise as a whole. We will disclose our net asset value and the methodologies we use to calculate our net asset value to stockholders in our filings with the SEC. Therefore, you will not be able to determine the net asset value of your shares on an on-going basis during this offering and for a substantial period of time thereafter. In addition, we may utilize net asset value calculation methodologies which differ from methodologies utilized by other public, non-listed REITs. As a result, a comparison of our net asset value with the net asset value of other public, non-listed REITs may not be meaningful. Therefore, it is important that you carefully consider how our calculation methodologies differ, if at all, from other non-listed REITs.

Our investment objectives and strategies may be changed without stockholder consent.

Except for the investment limitations contained in our charter, which require stockholder consent to amend, we may change our investment objectives and strategies, and our policies with respect to investments, operations, indebtedness, capitalization and distributions, at any time without the consent of our stockholders, which could result in our making investments that are different from, and possibly riskier or more highly leveraged than, the types of investments described in this prospectus. A change in our investment strategy may, among other things, increase our exposure to interest rate risk, default risk and real estate market fluctuations, all of which could materially affect our ability to achieve our investment objectives.

We may have assumed unknown liabilities in connection with the acquisition of the multifamily properties contributed by our sponsor.

We acquired six multifamily properties contributed by our sponsor subject to existing liabilities, some of which may be unknown at the time of contribution. Unknown liabilities might include liabilities for cleanup or remediation of undisclosed environmental conditions, claims of tenants, vendors or other persons dealing with such entities prior to this offering (that had not been asserted or threatened prior to this offering), tax liabilities, and accrued but unpaid liabilities incurred in the ordinary course of business. As part of the contribution to us of the multifamily properties in the initial portfolio, our sponsor made limited representations and warranties to us regarding the properties. Because many liabilities may not be identified at the time of contribution, we may have no recourse against our sponsor.

We may pursue less vigorous enforcement of terms of the contribution agreement for the multifamily properties we acquired from our sponsor because of conflicts of interest with certain members of our senior management team.

Our senior management team has ownership interests in and professional responsibilities with our sponsor, which contributed the multifamily properties to our operating partnership. As part of the contribution of these properties, our sponsor made limited representations and warranties to us regarding the properties and interests acquired. Any indemnification from our sponsor related to the contribution is limited. We may choose not to enforce, or to enforce less vigorously, our rights under the contribution agreement due to our ongoing relationship with the principals and executive officers of our sponsor.

We will face risks relating to financing arrangements with our sponsor for the multifamily properties we acquire from our sponsor that would not be present with third-party financing.

In connection with the acquisition of the multifamily properties we acquire from our sponsor, our sponsor will make financing available to us. Such financing arrangements may involve risks not otherwise present with other methods of financing, including, for example:

•

the possibility that our sponsor may sell or securitize our loan agreements with a third party, in which case our loan would become subject to the rights of the assignee or transferee whose interests may not be the same as our sponsor’s interests;

•

that our sponsor may in the future have interests that are or that become inconsistent with our interests, which may cause us to disagree with our sponsor as to the best course of action with respect to the payment terms, remedies available under and refinancing of the loan and which disagreement may not be resolved to our satisfaction;

•

that in the event of our default on the loan, our sponsor may determine to foreclose upon the collateral without pursuing alternative remedies such as renegotiation of loan terms or workouts that a third-party lender might pursue; and

•

that our executive officers are also executive officers or employees of our sponsor and would be responsible for negotiating the terms of any loan agreement on our behalf as well as on our sponsor’s behalf.

Our sponsor may also make a loan as part of a lending syndicate with third parties, in which case we expect our sponsor would enter into an inter-creditor agreement that will define its rights and priority with respect to the underlying collateral. The third-party lending syndicate may also have interests that differ with our interests as well as the interests of our sponsor.

Our revenue and net income may vary significantly from one period to another due to investments in opportunity-oriented properties and portfolio acquisitions, which could increase the variability of our cash available for distributions.

We may make investments in opportunity-oriented properties in various phases of development, redevelopment or repositioning and portfolio acquisitions, which may cause our revenues and net income to fluctuate significantly from one period to another. Projects do not produce revenue while in development or redevelopment. During any period when our projects in development or redevelopment or those with significant capital requirements increase without a corresponding increase in stable revenue-producing properties, our revenues and net income will likely decrease. Many factors may have a negative impact on the level of revenues or net income produced by our portfolio of investments, including higher than expected construction costs, failure to complete projects on a timely basis, failure of the properties to perform at expected levels upon completion of development or redevelopment, and increased borrowings necessary to fund higher than expected construction or other costs related to the project. Further, our net income and stockholders’ equity could be negatively affected during periods with large portfolio acquisitions, which generally require large cash outlays and may require the incurrence of additional financing. Any such reduction in our revenues and net income during such periods could cause a resulting decrease in our cash available for distributions during the same periods.

If we are required to make payments under any “bad boy” carve-out guaranties that we may provide in connection with certain mortgages and related loans, our business and financial results could be materially adversely affected.

In obtaining certain nonrecourse loans, we may provide standard carve-out guaranties. These guaranties are only applicable if and when the borrower directly, or indirectly through agreement with an affiliate, joint venture partner or other third party, voluntarily files a bankruptcy or similar liquidation or reorganization action or takes other actions that are fraudulent or improper (commonly referred to as “bad boy” guaranties). Although we believe that “bad boy” carve-out guaranties are not guaranties of payment in the event of foreclosure or other actions of the foreclosing lender that are beyond the borrower’s control, some lenders in the real estate industry have recently sought to make claims for payment under such guaranties. In the event such a claim were made against us under a “bad boy” carve-out guaranty, following foreclosure on mortgages or related loan, and such claim were successful, our business and financial results could be materially adversely affected.

The risk factor in our Annual Report on Form 10-K entitled “If we do not successfully implement our listing or liquidation policy, you may have to hold your investment for an indefinite period of time” is replaced in its entirety with the risk factor below.

If we do not successfully implement a liquidity transaction, you may have to hold your investment for an indefinite period.

Our charter does not require our board of directors to pursue a transaction providing liquidity to our stockholders. If our board of directors does determine to pursue a liquidity transaction, we would be under no obligation to conclude the process within a set time. If we adopt a plan of liquidation, the timing of the sale of assets will depend on real estate and financial markets, economic conditions in areas in which properties are located, and federal income tax effects on stockholders, that may prevail in the future. We cannot guarantee that we will be able to liquidate our assets. After we adopt a plan of liquidation, we would likely remain in existence until all our investments are liquidated. If we do not pursue a liquidity transaction, or delay such a transaction due to market conditions, your shares may continue to be illiquid and you may, for an indefinite period of time, be unable to convert your investment to cash easily and could suffer losses on your investment.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

This Item 2 is omitted under the reduced disclosure format permitted by General Instruction H(2)(b) of Form 10-Q.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Removed and Reserved.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

The exhibits listed on the Exhibit Index (following the signatures section of this Quarterly Report on Form 10-Q) are included herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Independence Realty Trust, Inc.

Date: August 8, 2011	By:	/S/ JACK E. SALMON
Jack E. Salmon
President and Chief Financial Officer
(Principal Executive Officer)

Date: August 8, 2011	By:	/S/ JAMES J. SEBRA
James J. Sebra
Treasurer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit	Description

3.1	Third Articles of Amendment and Restatement of the Company

3.2	First Amended and Restated Bylaws of the Company (filed as Exhibit 3.2 to the Registration Statement on Form S-11 (File No. 333-173391) filed on April 8, 2011 and incorporated herein by reference)

4.1	Second Amended and Restated Agreement of Limited Partnership of Independence Realty Operating Partnership, LP (filed as Exhibit 4.1 to Pre-Effective Amendment No. 1 to the Registration Statement on Form S-11 (File No. 333-173391) filed on May 10, 2011 and incorporated herein by reference)

4.2	Distribution Reinvestment Plan (included as Appendix B to the prospectus (File No. 333-173391) filed on June 10, 2011 and incorporated herein by reference)

4.3	Form of Subscription Agreement (included as Appendix C to the prospectus (File No. 333-173391) filed on June 10, 2011 and incorporated herein by reference)

10.1	Escrow Agreement by and among the Company, UMB Bank, N.A. and Independence Realty Securities, LLC, dated April 7, 2011 (filed as Exhibit 10.1 to the Registration Statement on Form S-11 (File No. 333-173391) filed on April 8, 2011 and incorporated herein by reference)

10.2	Amended and Restated Advisory Agreement by and among the Company, Independence Realty Operating Partnership, LP and Independence Realty Advisors, LLC, dated April 8, 2011 (filed as Exhibit 10.2 to the Registration Statement on Form S-11 (File No. 333-173391) filed on April 8, 2011 and incorporated herein by reference)

10.3	Form of Management Agreement by and among the Company, Independence Realty Operating Partnership, LP and Jupiter Communities, LLC (filed as Exhibit 10.3 to Pre-Effective Amendment No. 1 to the Registration Statement on Form S-11 (File No. 333-173391) filed on May 10, 2011 and incorporated herein by reference)

10.4	Long Term Incentive Plan, dated April 6, 2011 (filed as Exhibit 10.4 to the Registration Statement on Form S-11 (File No. 333-173391) filed on April 8, 2011 and incorporated herein by reference)

10.5	Independent Directors Compensation Plan (filed as Exhibit 10.5 to the Registration Statement on Form S-11 (File No. 333-173391) filed on April 8, 2011 and incorporated herein by reference)

10.6	Contribution Agreement by and among Independence Realty Operating Partnership, LP and the other parties named therein, dated April 7, 2011 (filed as Exhibit 10.7 to the Registration Statement on Form S-11 (File No. 333-173391) filed on April 8, 2011 and incorporated herein by reference)

10.7	Fifth Amendment to Loan and Security Agreement and Promissory Notes, dated as of April 29, 2011, by and among IRT Belle Creek Apartments Colorado, LLC, RAIT Partnership, L.P., Independence Realty Operating Partnership, LP and RAIT CRE CDO I, LTD., relating to the property referred to as Belle Creek (filed as Exhibit 10.8 to Pre-Effective Amendment No. 1 to the Registration Statement on Form S-11 (File No. 333-173391) filed on May 10, 2011 and incorporated herein by reference)

10.8	Guaranty of Non-Recourse Carveouts, dated as of April 29, 2011, by Independence Realty Operating Partnership, LP for the benefit of RAIT CRE CDO I, Ltd., relating to the property referred to as Belle Creek (filed as Exhibit 10.9 to Pre-Effective Amendment No. 1 to the Registration Statement on Form S-11 (File No. 333-173391) filed on May 10, 2011 and incorporated herein by reference)

10.9	Loan Agreement, dated as of April 29, 2011, by and between IRT Copper Mill Apartments Texas, LLC and RAIT Partnership, L.P., relating to the property referred to as Copper Mill (filed as Exhibit 10.10 to Pre-Effective Amendment No. 1 to the Registration Statement on Form S-11 (File No. 333-173391) filed on May 10, 2011 and incorporated herein by reference)

10.10	Guaranty of Non-Recourse Carveouts, dated as of April 29, 2011, by Independence Realty Operating Partnership, LP for the benefit of RAIT Partnership, L.P., relating to the property referred to as Copper Mill (filed as Exhibit 10.11 to Pre-Effective Amendment No. 1 to the Registration Statement on Form S-11 (File No. 333-173391) filed on May 10, 2011 and incorporated herein by reference)

Exhibit	Description

10.11	Loan Agreement, dated as of April 29, 2011, by and between IRT Crestmont Apartments Georgia, LLC and RAIT Partnership, L.P., relating to the property referred to as Crestmont (filed as Exhibit 10.12 to Pre-Effective Amendment No. 1 to the Registration Statement on Form S-11 (File No. 333-173391) filed on May 10, 2011 and incorporated herein by reference)

10.12	Guaranty of Non-Recourse Carveouts, dated as of April 29, 2011, by Independence Realty Operating Partnership, LP for the benefit of RAIT Partnership, L.P., relating to the property referred to as Crestmont (filed as Exhibit 10.13 to Pre-Effective Amendment No. 1 to the Registration Statement on Form S-11 (File No. 333-173391) filed on May 10, 2011 and incorporated herein by reference)

10.13	Loan Agreement, dated as of April 29, 2011, by and between IRT Cumberland Glen Apartments Georgia, LLC and RAIT Partnership, L.P., relating to the property referred to as Cumberland Glen (filed as Exhibit 10.14 to Pre-Effective Amendment No. 1 to the Registration Statement on Form S-11 (File No. 333-173391) filed on May 10, 2011 and incorporated herein by reference)

10.14	Guaranty of Non-Recourse Carveouts, dated as of April 29, 2011, by Independence Realty Operating Partnership, LP for the benefit of RAIT Partnership, L.P., relating to the property referred to as Cumberland Glen (filed as Exhibit 10.15 to Pre-Effective Amendment No. 1 to the Registration Statement on Form S-11 (File No. 333-173391) filed on May 10, 2011 and incorporated herein by reference)

10.15	Loan Agreement, dated as of April 29, 2011, by and between IRT Heritage Trace Apartments Virginia, LLC and RAIT Partnership, L.P., relating to the property referred to as Heritage Trace (filed as Exhibit 10.16 to Pre-Effective Amendment No. 1 to the Registration Statement on Form S-11 (File No. 333-173391) filed on May 10, 2011 and incorporated herein by reference)

10.16	Guaranty of Non-Recourse Carveouts, dated as of April 29, 2011, by Independence Realty Operating Partnership, LP for the benefit of RAIT Partnership, L.P., relating to the property referred to as Heritage Trace (filed as Exhibit 10.17 to Pre-Effective Amendment No. 1 to the Registration Statement on Form S-11 (File No. 333-173391) filed on May 10, 2011 and incorporated herein by reference)

10.17	Third Amendment to Loan and Security Agreement and Promissory Note, dated as of April 29, 2011, by and among IRT Tresa at Arrowhead Arizona, LLC, RAIT Partnership, L.P., Independence Realty Operating Partnership, LP and RAIT CRE CDO I, Ltd., relating to the property referred to as Tresa at Arrowhead (filed as Exhibit 10.18 to Pre-Effective Amendment No. 1 to the Registration Statement on Form S-11 (File No. 333-173391) filed on May 10, 2011 and incorporated herein by reference)

10.18	Guaranty of Non-Recourse Carveouts, dated as of April 29, 2011, by Independence Realty Operating Partnership, LP for the benefit of RAIT CRE CDO I, Ltd., relating to the property referred to as Tresa at Arrowhead (filed as Exhibit 10.19 to Pre-Effective Amendment No. 1 to the Registration Statement on Form S-11 (File No. 333-173391) filed on May 10, 2011 and incorporated herein by reference)

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2011 is formatted in XBRL interactive data files: (i) Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010; (ii) Consolidated Statements of Operations for the Three-Month and Six-Month Periods ended June 30, 2011 and June 30, 2010; (iii) Consolidated Statements of Cash Flows for the Six-Month Periods ended June 30, 2011 and June 30, 2010; and (iv) Condensed Notes to Consolidated Financial Statements as of June 30, 2011. The information in this exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.