Form 10-Q
period 2011-09-30
INDEPENDENCE REALTY TRUST, INC
filed 2011-11-10
CIK 1466085

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 333-173391

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

As of November 8, 2011 there were 20,000 shares of the Registrant’s common stock issued and outstanding.

The registrant meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is filing this Form with the reduced disclosure format.

INDEPENDENCE REALTY TRUST, INC.

i

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Independence Realty Trust, Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited and dollars in thousands, except share and per share data)

	As of September 30, 2011	As of December 31, 2010
ASSETS:
Investments in real estate, net of accumulated depreciation of $7,672 and $0, respectively	$101,206	$0
Cash and cash equivalents	1,210	209
Restricted cash	1,157	0
Accounts receivable and other assets	378	0
Deferred costs, net of accumulated amortization of $6 and $0, respectively	257	0

Total assets	$104,208	$209

LIABILITIES AND EQUITY:
Mortgage indebtedness	$64,575	$0
Accounts payable and accrued expenses	1,468	2
Other liabilities	482	0

Total liabilities	66,525	2
Equity:
Stockholder’s equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized, no shares issued and outstanding	0	0
Common stock, $0.01 par value; 300,000,000 shares authorized, 20,000 shares issued and outstanding	0	0
Additional paid-in capital	200	200
Retained earnings (accumulated deficit)	(82)	5

Total stockholder’s equity	118	205
Non-controlling interest	37,565	2

Total equity	37,683	207

Total liabilities and equity	$104,208	$209

The accompanying notes are an integral part of these consolidated financial statements.

Independence Realty Trust, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited and dollars in thousands, except share and per share data)

	For the Three-Month Periods Ended September 30		For the Nine-Month Periods Ended September 30
	2011	2010	2011	2010
REVENUE:
Rental income	$2,855	$0	$4,788	$0
Tenant reimbursement and other property income	166	0	273	0
Other income	201	0	335	5

Total revenue	3,222	0	5,396	5
EXPENSES:
Property operating expenses	1,721	0	2,825	0
General and administrative expenses	249	0	348	0
Acquisition expenses	58	0	404	0
Depreciation and amortization	630	0	1,083	0

Total expenses	2,658	0	4,660	0

Operating Income	564	0	736	5
Interest expense	(629)	0	(1,053)	0

Net income (loss) before income taxes:	(65)	0	(317)	5
Income tax provision	0	(1)	0	(1)

Net income (loss):	(65)	(1)	(317)	4
Loss allocated to non-controlling interest	17	0	233	0

Net income (loss) allocable to common shares	$(48)	$(1)	$(84)	$4

Earnings (loss) per share:
Basic	$(2.40)	$(0.06)	$(4.20)	$0.20

Diluted	$(2.40)	$(0.06)	$(4.20)	$0.09

Weighted-average shares:
Basic	20,000	20,000	20,000	20,000

Diluted	20,000	20,000	20,000	44,729

The accompanying notes are an integral part of these consolidated financial statements.

Independence Realty Trust, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited and dollars in thousands)

	For the Nine-Month Periods Ended September 30
	2011	2010
Cash flows from operating activities:
Net income (loss)	$(317)	$4
Depreciation and amortization	1,083	0
Amortization of deferred financing costs	6	0
Changes in assets and liabilities:
Accounts receivable and other assets	(378)	0
Accounts payable and accrued expenses	1,088	(1)
Other liabilities	(31)	0

Net cash from operating activities	1,451	3
Cash flows from investing activities:
Acquisition of real estate properties	(644)	0
Capital expenditures	(556)	0
Increase in restricted cash	177	0

Net cash from investing activities	(1,023)	0
Cash flows from financing activities:
Proceeds from issuance of non-controlling interests	1,250	0
Payments for deferred financing costs	(263)	0
Proceeds from repayment of short-term notes	0	(200)
Issuance of short-term notes	0	200
Proceeds from subscriptions	0	1,130
Subscriptions payable	0	(1,130)
Distributions on common stock	(2)	0
Distributions to non-controlling interests	(412)	0

Net cash from financing activities	573	0

Net change in cash and cash equivalents	1,001	3
Cash and cash equivalents, beginning of period	209	206

Cash and cash equivalents, end of the period	$1,210	$209

The accompanying notes are an integral part of these consolidated financial statements.

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of September 30, 2011

(Unaudited and dollars in thousands, except share and per share data)

NOTE 1: Organization

Independence Realty Trust, Inc. invests in a diversified portfolio of real estate assets, primarily multi-family properties located throughout the United States. References to “we”, “us” and “our” refer to Independence Realty Trust, Inc. and its subsidiaries, unless the context requires otherwise.

We conduct our business through our subsidiaries, primarily Independence Realty Operating Partnership, LP, or our operating partnership. We are externally managed by Independence Realty Advisors, LLC, or our advisor, a wholly-owned subsidiary of our sponsor, RAIT Financial Trust (NYSE: RAS).

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

c. Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of September 30, 2011

(Unaudited and dollars in thousands, except share and per share data)

d. Organization and Offering Costs

We have recently exited our development stage and we are fully operational. As such, we no longer provide the additional reporting requirements of development stage enterprises. We have incurred and expect to incur additional accounting and offering costs in pursuit of our offering. The offering and organization costs, which are primarily being incurred by our advisor, are expected to be paid or reimbursed by us with offering proceeds.

Our advisor has advanced or reimbursed and may continue to advance or reimburse, all the organization and offering costs incurred on our behalf. These costs are not included in our consolidated financial statements because such costs are not a liability of ours until the subscriptions for the minimum number of our common shares are received and accepted. Organization and offering costs include items such as legal and accounting fees, marketing, promotional and printing costs. All organization and offering costs will be recorded as a reduction of additional paid-in-capital when incurred. Our advisor has incurred $3,193 of organization and offering costs from our date of inception through September 30, 2011.

e. Revenue Recognition

Minimum rents are recognized on an accrual basis, over the terms of the related leases on a straight-line basis. Any above-market lease values and the capitalized below-market lease values are amortized as an adjustment to rental income over the lease term. Recoveries from residential tenants for utility costs are recognized as revenue in the period that the applicable costs are incurred.

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

As of September 30, 2011

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

i. Income Taxes

We expect that we will qualify and elect to be taxed as a REIT beginning with the taxable year ending December 31, 2011. For the three and nine-month periods ended September 30, 2011 and 2010, we recorded no income tax expense.

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

j. Earnings per Share

Earnings per share is computed in accordance with FASB ASC Topic 260, “Earnings per Share”, by dividing the net income by the weighted average number of common shares outstanding during the respective period. Earnings per share excludes 4,046,700 limited partnership units that are convertible into common stock as their effect would be antidilutive for the three and nine-month periods ended September 30, 2011. No such limited partnership units existed in 2010.

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of September 30, 2011

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

NOTE 3: Investments in Real Estate

As of September 30, 2011, our investments in real estate consisted of six multifamily real estate properties with 1,492 units. The table below summarizes our investments in real estate:

Land	$21,469
Building	86,592
Furniture, fixtures and equipment	817

Total investment in real estate	108,878
Accumulated depreciation	(7,672)

Investments in real estate, net	$101,206

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

The following table summarizes the aggregate carrying value of the assets and liabilities associated with the Initial Portfolio acquired during the nine-month period ended September 30, 2011, on the respective date of each conversion, for the real estate accounted for under FASB ASC Topic 805.

Description	Carrying Amount
Assets acquired:
Investments in real estate, net	$101,733
Liabilities assumed:
Mortgage indebtedness	(64,575)

Carrying amount of net assets acquired	$37,158

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of September 30, 2011

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

Description	For the Nine-Month Period Ended September 30, 2011	For the Nine-Month Period Ended September 30, 2010
Total revenue, as reported	$5,396	$5
Pro forma revenue	9,689	9,694
Net income (loss) allocable to common shares, as reported	(84)	4
Pro forma net income (loss) allocable to common shares	(89)	(85)

NOTE 4: Mortgage Indebtedness

Each of the properties included in the initial portfolio is encumbered by a first mortgage held by our sponsor. A summary of each mortgage, as of September 30, 2011, is as follows:

Property	Outstanding Principal	Current Interest Rate	Maturity Date	Interest Terms
Crestmont Apartments	$6,750	5.7%	April 29, 2021	Fixed rate. Interest only payments are due monthly. Beginning May 1, 2013, principal and interest payments are required based on a 30-year amortization schedule

Cumberland Glen Apartments	6,900	5.7	April 29, 2021	Fixed rate. Interest only payments are due monthly. Beginning May 1, 2013, principal and interest payments are required based on a 30-year amortization schedule

Copper Mill Apartments	7,350	5.7	April 29, 2021	Fixed rate. Interest only payments are due monthly. Beginning May 1, 2013, principal and interest payments are required based on a 30-year amortization schedule

Heritage Trace Apartments	5,500	5.7	April 29, 2021	Fixed rate. Interest only payments are due monthly. Beginning May 1, 2013, principal and interest payments are required based on a 30-year amortization schedule

Belle Creek Apartments	10,575	2.5	April 29, 2021	Fixed rate of interest at 2.5% for the first two years with a floating rate thereafter at 225 basis points over 30-day LIBOR. Interest only.

Tresa at Arrowhead	27,500	2.5	April 29, 2021	Fixed rate of interest at 2.5% for the first two years with a floating rate thereafter at 225 basis points over 30-day LIBOR. Interest only.

Total /Weighted-Average	$64,575	3.8%

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of September 30, 2011

(Unaudited and dollars in thousands, except share and per share data)

NOTE 5: Shareholder Equity and Non-Controlling Interest

On April 8, 2011, we filed with the Securities and Exchange Commission, or the SEC, a Registration Statement on Form S-11 (SEC File No. 333-173391) to register our new offering of shares of common stock to the public at $10.00 per share and shares of common stock at $9.50 per share pursuant to our distribution reinvestment plan, which we refer to as our new registration statement. Our new registration statement was declared effective by the SEC on June 10, 2011.

In connection with the acquisition of the initial portfolio, our operating partnership issued $39,215 of limited partnership interests, or 3,921,500 limited partnership units, to our sponsor. We recorded the issuance of these limited partnership units at $37,158 as the six properties were recorded at our sponsor’s historical carrying amount at the time of contribution to us. In addition, our sponsor purchased an additional 125,000 limited partner units for $1,250 in cash on April 29, 2011.

On July 28, 2011, our board of directors authorized and declared a special distribution for July 2011, paid to the stockholder of record on July 29, 2011, in an amount equal to $0.0509589 per share, which for the month of July was equivalent to a 6.0% annualized rate based on a share price of $10.00. Additionally, our board of directors declared distributions for the months of August and September 2011, paid to the stockholders of record at a rate of $0.0016438 per share per day, which is an amount that is equivalent to a 6.0% annualized distribution rate based on a share price of $10.00.

On October 27, 2011 our board of directors declared distributions for the months of October, November and December 2011, payable to stockholders of record at a rate of $0.0016438 per share per day, which is an amount equivalent to a 6.0% annualized distribution rate based on a share price of $10.00.

NOTE 6: Equity Compensation Plans

Long Term Incentive Plan

On April 5, 2011, our board of directors approved and adopted the Long Term Incentive Plan, or our incentive plan, and the Independent Directors Compensation Plan. Our incentive plan provides for the grants of awards to our directors, officers and full-time employees (in the event we ever have employees), full-time employees of our advisor and its affiliates, full-time employees of entities that provide services to our advisor, directors of our advisor or of entities that provide services to it, certain of our consultants and certain consultants to our advisor and its affiliates or to entities that provide services to our advisor. The incentive plan authorizes the grant of restricted or unrestricted shares of our common stock, non-qualified and incentive stock options, restricted stock units, stock appreciation rights, dividend equivalents and other stock- or cash-based awards.

Under our Independent Directors Compensation Plan, which operates as a sub-plan of our incentive plan, each of our independent directors will receive 3,000 shares of common stock annually; provided, however, that no shares will be issued pursuant to our Independent Directors Compensation Plan until we have raised at least $2,500 in gross offering proceeds from unaffiliated persons. In addition, our independent directors may elect to receive their annual fee in the form of our common shares or a combination of common shares and cash.

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

As of September 30, 2011

(Unaudited and dollars in thousands, except share and per share data)

Share Repurchase Plan

Our board of directors has approved a share repurchase plan which allows for share repurchases when certain criteria are met. Share repurchases will be made at the sole discretion of our board of directors.

NOTE 7: Related Party Transactions and Arrangements

On April 6, 2011, we terminated our property management agreement with Independence Realty Management, LLC and our board of directors approved a new property management agreement with Jupiter Communities, LLC, or Jupiter, our property manager, which is majority owned by our sponsor. On April 7, 2011, we executed an amended and restated advisory agreement with our advisor and a new dealer manager agreement with our dealer manager. These agreements entitle our advisor and its affiliates to specified fees upon the provision of certain services with regard to our offering and the investment of proceeds in real estate assets, among other services, as well as reimbursement of organization and offering costs incurred by our advisor and our dealer manager on behalf of us and certain costs incurred by our advisor in providing services to us. A summary of these fees and reimbursement obligations are as follows:

Type of Compensation	Determination of Amount

Offering Stage

Selling Commissions	Payable to our dealer manager up to 7% of gross offering proceeds before reallowance of commissions earned by participating broker-dealers. Our dealer manager intends to reallow all or a portion of commissions earned for those transactions that involve participating broker dealers. During the three and nine-month period ended September 30, 2011, selling commissions were $0.

Dealer Manager Fee	Payable to our dealer manager up to 3% of gross offering proceeds before reallowance to participating broker-dealers. Our dealer manager, in its sole discretion, may reallow a portion of its dealer manager fee of up to 1.5% of the gross offering proceeds to be paid to such participating broker-dealers. During the three and nine-month period ended September 30, 2011, the dealer manager fee was $0.

Organization and Offering Expenses	We will pay our advisor up to 1% of the gross offering proceeds for organizational and offering expenses (other than dealer manager fees and selling commissions). Our advisor and its affiliates are responsible for the payment of organization and offering expenses, other than selling commissions and the dealer manager fee, to the extent they exceed 1% of gross offering proceeds, without recourse against or reimbursement by us; provided, however, that in no event will we pay or reimburse organization and offering expenses (including dealer manager fees and selling commissions) in excess of 15% of the gross offering proceeds. During the three and nine-month period ended September 30, 2011, we paid organization and offering expenses of $0.

Operational Stage

Acquisition Fees	None.

Acquisition Expenses	Expenses reimbursed to our advisor incurred in connection with the purchase of an asset. We have assumed that acquisition expenses will equal approximately 0.5% of the contract purchase price. The acquisition fees and expenses for any particular asset, including amounts payable to affiliates, will not exceed, in the aggregate, 6% of the contract purchase price (including any mortgage assumed) of the asset. Our advisor will be paid acquisition expenses and we will reimburse our advisor for acquisition expenses only to the extent that acquisition fees and acquisition expenses collectively do not exceed 6% of the contract price of our assets. During the three and nine-month period ended September 30, 2011, acquisition expenses reimbursed to our advisor were $0.

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of September 30, 2011

(Unaudited and dollars in thousands, except share and per share data)

Type of Compensation	Determination of Amount
Asset Management Fees	Payable to our advisor in the amount of 0.75% of average invested assets. Average invested assets means the average of the aggregate book value of our assets invested in interests in, and loans secured by, real estate before reserves for depreciation or bad debt or other similar non-cash reserves. We will compute the average invested assets by taking the average of these book values at the end of each month during the quarter for which we are calculating the fee. The fee will be payable quarterly in an amount equal to 0.1875% of average invested assets as of the last day of such quarter. We will also reimburse our advisor for expenses that it pays on our behalf. Our advisor waived any asset management fees on the initial portfolio for a two-year period from its contribution to us. During the three and nine-month period ended September 30, 2011, asset management fees were $0.

Property Management and Leasing Fees	We intend to enter into management agreements with our property manager on a property-by-property basis, pursuant to which we will pay a property management fee in an amount up to 4% of the gross revenues. Additionally, we may pay our property manager a separate fee for the one-time initial rent-up or leasing-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s length transactions by others rendering similar services in the same geographic area for similar properties as determined by a survey of brokers and agents in such area. During the three and nine-month period ended September 30, 2011, property management and leasing fees were $127 and $212, respectively.

Operating Expenses	We will reimburse our advisor for all expenses paid or incurred by our advisor in connection with the services provided to us, subject to the limitation that we will not reimburse our advisor for any amount by which our operating expenses (including the asset management fee and the financing coordination fee) at the end of the four preceding fiscal quarters (commencing on the fourth fiscal quarter after we make our first investment) exceeds the greater of: (A) 2% of our average invested assets, or (B) 25% of our net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of our assets for that period. Notwithstanding the above, we may reimburse our advisor for expenses in excess of this limitation if a majority of the independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. We will not reimburse our advisor or its affiliates for personnel employment costs incurred by our advisor or its affiliates in performing services under the advisory agreement to the extent that such employees perform services for which the advisor receives a separate fee. During the three and nine-month period ended September 30, 2011, operating expenses paid were $0.

Financing Coordination Fee	If our advisor provides services in connection with the refinancing of any debt that we obtain, we will pay the advisor a financing coordination fee equal to 1% of the amount available and/or outstanding under such financing, subject to certain limitations. We will not pay a financing coordination fee in connection with debt provided by our sponsor. The services our advisor may perform include, without limitation, searching for lenders in connection with a proposed refinancing and negotiating the terms of any proposed refinancing with such lenders. Our advisor may re-allow some or all of this fee to reimburse third parties that it retains to procure any such refinancing. During the three and nine-month period ended September 30, 2011, the financing coordination fee was $0.

Liquidation Distributions

Disposition Fee	We may pay our advisor a commission upon the sale of one or more of our properties in an amount equal to the lesser of (a) one-half of the commission that would be reasonable, customary and competitive in light of the size, type and location of the asset or (b) 1% of the sale price of the asset. Payment of such fee may be made only if the advisor provides a substantial amount of services in connection with the sale of the asset. In addition, the amount paid when added to all other commissions paid to unaffiliated parties in connection with such sale shall not exceed the lesser of the commission that would be reasonable, customary and competitive in light of the size, type and location of the asset or an amount equal to 6% of the sale price of such asset. During the three and nine-month period ended September 30, 2011, the disposition fee was $0.

Subordinated Participation	After investors have received a return of their capital contributions invested and a 7% annual cumulative, non-compounded return, then RAIT NTR Holdings, LLC as holder of the special units is entitled to receive 10% of the remaining net sale proceeds. The subordinated participation may also be payable in connection with a listing of our common stock on a national securities exchange or the termination of our advisory agreement. During the three and nine-month period ended September 30, 2011, the subordinated participation proceeds was $0.

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of September 30, 2011

(Unaudited and dollars in thousands, except share and per share data)

During the three and nine-months ended September 30, 2010, we made short-term loans, bearing a weighted-average interest rate of 5.6%, to our former sponsor in the aggregate principal amount of $200. No such loans were made during the nine-month period ended September 30, 2011. Each of these loans was repaid by our former sponsor. Our interest income was primarily related to these loans.

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

The table below describes certain characteristics of our investments in real estate as of September 30, 2011 (dollars in thousands, except average effective rent):

	Investments in Real Estate	Average Physical Occupancy (a)	Units	Number of Properties	Average Effective Rent (a)(b)
Multi-family real estate properties	$101,206	94.3%	1,492	6	$723

(a)	Based on operating performance for the period ended September 30, 2011 since inception.
(b)	Average effective rent is rent per unit per month.

Non-GAAP Financial Measures

Funds from Operations and Modified Funds from Operations

We believe that funds from operations, or FFO, and modified funds from operations, or MFFO, each of which are non-GAAP measures, are additional appropriate measures of the operating performance of a REIT and us in particular. We compute FFO in accordance with the standards established by the National Association of Real Estate Investment Trusts, or NAREIT, as net income (loss) (computed in accordance with GAAP), excluding real estate-related depreciation and amortization expense, gains or losses on sales of real estate and the cumulative effect of changes in accounting principles.

MFFO is a computation made by analysts and investors to measure a real estate company’s cash flow generated by operations. We compute MFFO in accordance with the standards established by the Investment Program Association, or IPA, by adding to or subtracting from FFO: acquisition fees and expenses, straight-line rental adjustments, amortization of above or below market lease intangible assets or liabilities, amortization or accretion of premiums, discounts and deferred costs, non-recurring impairments, change in fair value of financial instruments, non-recurring gains or losses from the extinguishment or sale of assets or liabilities where trading of such holdings is not a fundamental attribute of the business plan, all of which after adjustments for consolidated and unconsolidated partnerships and joint ventures.

Our management utilizes FFO and MFFO as measures of our operating performance, and believes they are also useful to investors, because they facilitate an understanding of our operating performance after adjustment for certain non-cash items, such as real estate depreciation and various other items required by GAAP that may not necessarily be indicative of current operating performance and that may not accurately compare our operating performance between periods. Furthermore, although FFO, MFFO and other supplemental performance measures are defined in various ways throughout the REIT industry, we also believe that FFO and MFFO may provide us and our investors with an additional useful measure to compare our financial performance to certain other REITs.

MFFO has limitations as a performance measure in an offering such as ours where the price of a share of our common stock is a stated value and there is no net asset value determination during the offering stage and for a period thereafter. MFFO is useful in assisting management and investors in assessing the sustainability of operating performance in future operating periods, and in particular, after the offering and acquisition stages are complete and net asset value is disclosed. MFFO is not a useful measure in evaluating net asset value because impairments are taken into account in determining net asset value but not in determining MFFO.

Neither FFO nor MFFO is equivalent to net income or cash generated from operating activities determined in accordance with U.S. GAAP. Furthermore, FFO and MFFO do not represent amounts available for management’s discretionary use because of needed capital replacement or expansion, debt service obligations or other commitments or uncertainties. Neither FFO nor MFFO should be considered as an alternative to net income as an indicator of our operating performance or as an alternative to cash flow from operating activities as a measure of our liquidity.

Set forth below is a reconciliation net income (loss) to FFO and MFFO for the three-month and nine-month periods ended September 30, 2011 and 2010 (in thousands, except share information):

	For the Three-Month Periods Ended September 30		For the Nine-Month Periods Ended September 30
	2011	2010	2011	2010
Funds From Operations:
Net income (loss)	$(65)	$(1)	$(317)	$4
Adjustments:
Real estate depreciation and amortization	630	—	1,083	—
(Gains) losses on the sale of real estate	—	—	—	—

Funds From Operations	$565	$(1)	$766	$4

Weighted-average shares—diluted (a)	4,066,700	20,000	4,066,700	20,000

Modified Funds From Operations:
Funds From Operations	$565	$(1)	$766	$4
Adjustments:
Acquisition fees and expenses	58	—	404	—
Amortization or accretion of premiums, discounts and deferred costs	—	—	—	—

Modified Funds From Operations	$623	$(1)	$1,170	$4

Weighted-average shares—diluted (a)	4,066,700	20,000	4,066,700	20,000

(a)	Weighted-average shares—diluted includes 4,046,700 limited partnership units that are convertible into common stock for the three and nine-month periods ended September 30, 2011. No such units existed in 2010.

Results of Operations

Nine-Month Period Ended September 30, 2011 Compared to the Nine-Month Period Ended September 30, 2010

We generated $5.4 million of revenue during the nine-months ended September 30, 2011 as a result of the acquisition of six properties in April 2011. Prior to this acquisition, we did not own any revenue-producing assets and as such the financial information for the nine-month period ended September 30, 2011 is not comparable to the nine-month period ended September 30, 2010. Our revenue for the nine-month period ended September 30, 2010 was comprised of interest income on short-term loans to our former sponsor in the aggregate principal amount of $200,000. These loans had a weighted average interest rate of 5.6%.

We incurred $4.7 million of expenses during the nine-month period ended September 30, 2011, comprised primarily of property operating expenses of $2.8 million, acquisition expenses of $0.4 million and depreciation and amortization of $1.1 million. As discussed above, these expenses relate to the acquisition and ownership of the six properties we acquired in April 2011. We incurred certain general and administrative expenses related to audit and other professional fees, trustee fees and other federal and state filing fees during the nine-month period ended September 30, 2011. We did not incur any expenses during the nine-month period ended September 30, 2010.

During the nine-month period ended September 30, 2011, we incurred $1.1 million of interest expense associated with the $64.6 million of mortgage indebtedness used to finance the six properties we acquired in April 2011.

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain investments, pay distributions and other general business needs.

We believe our available cash balances, other financing arrangements, and cash flows from operations will be sufficient to fund our liquidity requirements for the next 12 months. Should our liquidity needs exceed our available sources of liquidity, we believe that we could sell assets to raise additional cash. We may not be able to obtain additional financing when we desire to do so or on terms and conditions acceptable to us. If we fail to obtain additional financing, our ability to maintain or grow our business will be constrained.

Our primary cash requirements are to:

•	make investments and fund the associated costs;

•	repay our indebtedness;

•	pay our operating and organization and offering expenses; and

•	distribute a minimum of 90% of our REIT taxable income and to make investments in a manner that enables us to maintain our qualification as a REIT.

We intend to meet these liquidity requirements primarily through:

•	the use of our cash and cash equivalent balances of $1.2 million as of September 30, 2011;

•	cash generated from operating activities;

•	proceeds from the sale of our common stock pursuant to our offering; and

•	proceeds from future borrowings.

Cash Flows

As of September 30, 2011 and 2010, we maintained cash and cash equivalents of approximately $1.2 million and $0.2 million, respectively. Our cash and cash equivalents were generated from the following activities (dollars in thousands):

	For the Nine-Month Periods Ended September 30
	2011	2010
Cash flow from operating activities	$1,451	$3
Cash flow from investing activities	(1,023)	0
Cash flow from financing activities	573	0

Net change in cash and cash equivalents	1,001	3
Cash and cash equivalents at beginning of period	209	206

Cash and cash equivalents at end of period	$1,210	$209

Our increased cash inflow from operating activities during the nine-month period ended September 30, 2011 is due to the acquisition of the six multifamily properties in April 2011.

Our cash outflows from investing activities during the nine-month period ended September 30, 2011 is due to the cash expenses and proration adjustments we incurred to acquire the six properties, along with the payment of certain real estate taxes in June 2011 across our portfolio.

The cash inflow from our financing activities during the nine-month period ended September 30, 2011 is substantially due to the issuance of 125,000 limited partnership units of our operating partnership to our sponsor for $1.3 million in cash.

Critical Accounting Estimates and Policies

Our Annual Report on Form 10-K for the year ended December 31, 2010 contains a discussion of our critical accounting policies. On January 1, 2011, we adopted a new accounting pronouncement and revised our accounting policies as described below. See Note 2 in our unaudited consolidated financial statements as of September 30, 2011, as set forth herein. Management discusses our critical accounting policies and management’s judgments and estimates with our Audit Committee.

Recent Accounting Pronouncements

On January 1, 2011, we adopted ASU No. 2010-29, “Disclosure of Supplementary Pro Forma Information for Business Combinations.” This accounting standard requires that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. This accounting standard expands the supplemental pro forma disclosures under FASB ASU Topic 805, “Business Combinations” to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The adoption of this standard did not have a material effect on our consolidated financial statements.

Item 3.	Qualitative and Quantitative Disclosure About Market Risk.

This Item 3 is omitted under the reduced disclosure format permitted by General Instruction H(2)(c) of Form 10-Q.

Item 4.	Controls and Procedures.

Disclosure Controls and Procedures

As of the end of the period covered by this report, management, including our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act). Based upon, and as of the date of, the evaluation, our principal executive officer and principal financial officer concluded that the disclosure controls and procedures were effective in recording, processing, summarizing and reporting on a timely basis, information required to be disclosed by us in our reports that we file or submit under the Exchange Act.

Changes in Internal Control Over Financial Reporting

There have been no significant changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

There have not been any material changes from the risk factors previously disclosed in Item 1A—“Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 other than the changes, which have been previously reported in our Quarterly Report on Form 10-Q for the quarterly period ending June 30, 2011 and the addition of the risk factor below.

As a public company, our sponsor may be subject to more litigation than a privately held sponsor with a limited number of investors. Any such litigation may distract our management team.

Our sponsor, RAIT Financial Trust, is a public company and, as a result, may be subject to more litigation than a privately held sponsor with a limited number of investors. For example, our sponsor and certain of its executive officers and trustees were named defendants in class action securities lawsuits filed in 2007. The lawsuits alleged, among other things, that certain defendants violated the Securities Act and the Exchange Act by making materially false and misleading statements and material omissions in registration statements and prospectuses. The lawsuits were settled by written agreement, which was approved by a federal district court in 2009. The settlement was funded within the limits of our sponsor’s directors and officers insurance. Under the terms of the settlement, the lawsuits were dismissed with prejudice and all defendants received a full release of all claims asserted against them. There can be no assurance that our sponsor or any of its officers will not be subject to additional litigation in the future, which may distract our management team from our business.

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

Independence Realty Trust, Inc.

Date: November 10, 2011	By:	/S/ JACK E. SALMON
Jack E. Salmon
President and Chief Financial Officer
(Principal Executive Officer)

Date: November 10, 2011	By:	/S/ JAMES J. SEBRA
James J. Sebra
Treasurer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit	Description

3.1	Fourth Articles of Amendment and Restatement of the Company, dated as of October 19, 2011, incorporated by reference to Exhibit 3.1 to Post-Effective Amendment No. 1 to the Registration Statement on Form S-11 filed on October 21, 2011, Commission File No. 333-173391 (“Post-Effective Amendment No. 1”).

3.2	First Amended and Restated Bylaws of the Company, incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-11 filed on April 8, 2011, Commission File No. 333-173391 (the “Initial Registration Statement”).

4.1	Second Amended and Restated Agreement of Limited Partnership of Independence Realty Operating Partnership, LP, dated as of April 29, 2011, incorporated by reference to Exhibit 4.1 to Pre-Effective Amendment No. 1 to the Registration Statement on Form S-11 filed on May 10, 2011, Commission File No. 333-173391 (“Pre-Effective Amendment No. 1”).

4.2	Distribution Reinvestment Plan, incorporated by reference to Appendix B to the prospectus contained within Post-Effective Amendment No. 1.

4.3	Form of Subscription Agreement, incorporated by reference to Appendix C to the prospectus contained within Post-Effective Amendment No. 1.

10.1	Escrow Agreement by and among the Company, UMB Bank, N.A. and Independence Realty Securities, LLC, dated as of April 7, 2011, incorporated by reference to Exhibit 10.1 to the Initial Registration Statement.

10.2	Amended and Restated Advisory Agreement by and among the Company, Independence Realty Operating Partnership, LP and Independence Realty Advisors, LLC, dated as of April 8, 2011, incorporated by reference to Exhibit 10.2 to the Initial Registration Statement.

10.3	Form of Management Agreement by and among the Company, Independence Realty Operating Partnership, LP and Jupiter Communities, LLC, incorporated by reference to Exhibit 10.3 to Pre-Effective Amendment No. 1 to the Registration Statement on Form S-11, Commission File No. 333-173391 (“Pre-Effective Amendment No. 1”).

10.4	Long Term Incentive Plan, dated as of April 6, 2011, incorporated by reference to Exhibit 10.4 to the Initial Registration Statement.

10.5	Independent Directors Compensation Plan, incorporated by reference to Exhibit 10.5 to the Initial Registration Statement.

10.6	Contribution Agreement by and among Independence Realty Operating Partnership, LP and the other parties named therein, dated as of April 7, 2011, incorporated by reference to Exhibit 10.7 to the Initial Registration Statement.

10.7	Fifth Amendment to Loan and Security Agreement and Promissory Notes, dated as of April 29, 2011, by and among IRT Belle Creek Apartments Colorado, LLC, RAIT Partnership, L.P., Independence Realty Operating Partnership, LP and RAIT CRE CDO I, LTD., relating to the property referred to as Belle Creek, incorporated by reference to Exhibit 10.8 to Pre-Effective Amendment No. 1.

10.8	Guaranty of Non-Recourse Carveouts, dated as of April 29, 2011, by Independence Realty Operating Partnership, LP for the benefit of RAIT CRE CDO I, Ltd., relating to the property referred to as Belle Creek, incorporated by reference to Exhibit 10.9 to Pre-Effective Amendment No. 1.

10.9	Loan Agreement, dated as of April 29, 2011, by and between IRT Copper Mill Apartments Texas, LLC and RAIT Partnership, L.P., relating to the property referred to as Copper Mill, incorporated by reference to Exhibit 10.10 to Pre-Effective Amendment No. 1.

Exhibit	Description

10.10	Guaranty of Non-Recourse Carveouts, dated as of April 29, 2011, by Independence Realty Operating Partnership, LP for the benefit of RAIT Partnership, L.P., relating to the property referred to as Copper Mill, incorporated by reference to Exhibit 10.11 to Pre-Effective Amendment No. 1.

10.11	Loan Agreement, dated as of April 29, 2011, by and between IRT Crestmont Apartments Georgia, LLC and RAIT Partnership, L.P., relating to the property referred to as Crestmont, incorporated by reference to Exhibit 10.12 to Pre-Effective Amendment No. 1.

10.12	Guaranty of Non-Recourse Carveouts, dated as of April 29, 2011, by Independence Realty Operating Partnership, LP for the benefit of RAIT Partnership, L.P., relating to the property referred to as Crestmont, incorporated by reference to Exhibit 10.13 to Pre-Effective Amendment No. 1.

10.13	Loan Agreement, dated as of April 29, 2011, by and between IRT Cumberland Glen Apartments Georgia, LLC and RAIT Partnership, L.P., relating to the property referred to as Cumberland Glen, incorporated by reference to Exhibit 10.14 to Pre-Effective Amendment No. 1.

10.14	Guaranty of Non-Recourse Carveouts, dated as of April 29, 2011, by Independence Realty Operating Partnership, LP for the benefit of RAIT Partnership, L.P., relating to the property referred to as Cumberland Glen, incorporated by reference to Exhibit 10.15 to Pre-Effective Amendment No. 1.

10.15	Loan Agreement, dated as of April 29, 2011, by and between IRT Heritage Trace Apartments Virginia, LLC and RAIT Partnership, L.P., relating to the property referred to as Heritage Trace, incorporated by reference to Exhibit 10.16 to Pre-Effective Amendment No. 1.

10.16	Guaranty of Non-Recourse Carveouts, dated as of April 29, 2011, by Independence Realty Operating Partnership, LP for the benefit of RAIT Partnership, L.P., relating to the property referred to as Heritage Trace, incorporated by reference to Exhibit 10.17 to Pre-Effective Amendment No. 1.

10.17	Third Amendment to Loan and Security Agreement and Promissory Note, dated as of April 29, 2011, by and among IRT Tresa at Arrowhead Arizona, LLC, RAIT Partnership, L.P., Independence Realty Operating Partnership, LP and RAIT CRE CDO I, Ltd., relating to the property referred to as Tresa at Arrowhead, incorporated by reference to Exhibit 10.18 to Pre-Effective Amendment No. 1.

10.18	Guaranty of Non-Recourse Carveouts, dated as of April 29, 2011, by Independence Realty Operating Partnership, LP for the benefit of RAIT CRE CDO I, Ltd., relating to the property referred to as Tresa at Arrowhead, incorporated by reference to Exhibit 10.19 to Pre-Effective Amendment No. 1.

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	XBRL (eXtensible Business Reporting Language). The following materials, formatted in XBRL: (i) Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010, (ii) Consolidated Statements of Operations for the three-month and nine-month periods ended September 30, 2011 and September 30, 2010, (iii) Consolidated Statements of Cash Flows for the nine-month period ended September 30, 2011, and (v) notes to the consolidated financial statements as of September 30, 2011. As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purpose of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.