Form 10-K
period 2011-12-31
INDEPENDENCE REALTY TRUST, INC
filed 2012-03-09
CIK 1466085

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No    ☒

The aggregate market value of the registrant’s common stock held by non-affiliates as of June 30, 2011 was $0 because all shares of the registrant’s common stock were held by an affiliate on that date.

As of March 9, 2012 there were 320,000 outstanding shares of the Registrant’s common stock issued and outstanding.

INDEPENDENCE REALTY TRUST, INC.

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

Any of the assumptions underlying the forward-looking statements included herein could be inaccurate, and undue reliance should not be placed on any forward-looking statements included herein. All forward-looking statements are made as of the date this Annual Report is filed with the Securities and Exchange Commission, or the SEC, and the risk that actual results will differ materially from the expectations expressed herein will increase with the passage of time. Except as otherwise required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements made herein, whether as a result of new information, future events, changed circumstances or any other reason. In light of the significant uncertainties inherent in the forward-looking statements included in this Annual Report, including, without limitation, the risks described under “Item 1A—Risk Factors,” the inclusion of such forward-looking statements should not be regarded as a representation by us or any other person that the objectives and plans set forth in this Annual Report will be achieved.

PART I

ITEM 1.	Business

Overview

Independence Realty Trust, Inc., or the Company, was formed on March 26, 2009 as a Maryland corporation that intends to qualify as a real estate investment trust, or REIT, commencing with the taxable year ended December 31, 2011. As used herein, the terms “we,” “our” and “us” refer to the Company and, as required by context, Independence Realty Operating Partnership, LP, or our operating partnership, and their subsidiaries. References to “shares” and “our common stock” refer to the shares of our common stock. We intend to invest the net proceeds of our ongoing public offering in a diversified portfolio of multifamily properties with strong and stable cash flows that have the potential to generate attractive distributions for its investors, with a primary focus on core and stabilized multifamily properties that are well leased and produce predictable income. We own substantially all of our assets and conduct our operations through our operating partnership, of which we are the sole general partner.

We sold 20,000 shares of our common stock to Independence Realty Advisors, LLC, or our advisor, on April 30, 2009. Our advisor was purchased on January 20, 2011 by a wholly owned subsidiary of RAIT Financial Trust, or our sponsor, a Maryland REIT whose shares are publicly-traded on the New York Stock Exchange under the symbol “RAS.” As of December 31, 2011, our sponsor indirectly owned all of our outstanding common stock.

On May 14, 2010, our Registration Statement on Form S-11 (File No. 333-160093) for an offering of a minimum of 250,000 shares and a maximum of 100,000,000 shares of common stock for sale to the public at a price of $10.00 per share, which we refer to as our previous offering, was declared effective by the SEC. On April 8, 2011, we filed a new Registration Statement on Form S-11 (File No. 333-173391) for an offering of a minimum of 250,000 shares and a maximum of 100,000,000 shares of common stock for sale to the public at a price of $10.00 per share (subject to certain discounts) in the primary offering and $9.50 per share pursuant to our distribution reinvestment plan, which we refer to collectively as our offering. Upon the SEC’s declaration of effectiveness of our offering on June 10, 2011, our previous offering was automatically terminated. As of December 31, no shares had been sold in our offering or our previous offering.

Subject to certain restrictions and limitations, our business is externally managed on a day-to-day basis by our advisor, a wholly owned subsidiary of our sponsor, pursuant to an advisory agreement between us and our advisor. Our advisor conducts our operations and manages our portfolio of real estate investments. We have no paid employees.

We have retained Independence Realty Securities, LLC, or our dealer manager, a wholly owned subsidiary of our sponsor, to serve as our dealer manager for our offering and assume responsibility for marketing our common shares. Our advisor and our dealer manager will receive compensation and fees for services related to our offering and for the investment and management of our assets.

As of December 31, 2011, we owned seven multifamily properties with 1,812 units located in five states, with a total cost of $137.4 million. See “—Our Real Estate Portfolio” below for detailed information.

Our principal executive offices are located at Cira Centre, 2929 Arch Street, 17th Floor, Philadelphia, Pennsylvania 19104, our telephone number is (215) 243-9000, and our website address is www.irtreit.com. The contents of that website are not incorporated by reference or otherwise made part of this Annual Report.

Investment Objectives and Strategy

Our primary investment objectives are to:

•	pay attractive and consistent cash distributions;

•	preserve invested capital; and

•	provide a diversified direct investment in multifamily properties.

We intend to acquire a diverse portfolio of multifamily properties located in the United States. We plan to diversify our portfolio by size, property location and risk. We intend to allocate approximately 70% of our portfolio to investments in well-located, quality multifamily properties with strong and stable cash flows, typically located in supply constrained sub-markets with relatively high expectations of rent growth. As appropriate, we intend to implement strategies at these properties that we anticipate will create sustainable long-term increases in property value and generate attractive returns for our investors by, among other benefits, generating higher rental revenue and reducing resident turnover. We intend to allocate approximately 30% of our portfolio to investments in properties that require limited capital expenditures, have existing cash flow and offer opportunities for significantly enhanced return, with a primary focus on multifamily properties, but to a lesser extent other alternative asset classes.

Our board of directors approves all investment decisions involving the acquisitions of properties upon recommendations made by our advisor and in accordance with our investment guidelines.

2011 Highlights

During 2011, we:

•	commenced our public offering on June 10, 2011;

•	acquired seven multifamily properties totaling 1,812 units and located in five states; and

•	began paying monthly distributions on our common stock at a rate equal to a 6.0% annualized distribution rate if paid over the entire calendar year.

Our Real Estate Portfolio

As of December 31, 2011, we owned the seven multifamily properties described below.

Belle Creek. Belle Creek is located in the Northglenn/Thornton submarket of the Denver, Colorado metropolitan statistical area in the city of Henderson. Belle Creek is a garden style, class A apartment community with 156 units in eight three-story buildings. As of December 31, 2011, Belle Creek had a carrying amount of $9.0 million, was 95.4% occupied, and the average effective rent per month was $829.

Centrepoint. Centrepoint is located in the north-northwest submarket of Tucson, Arizona. The property is a garden-style, class A apartment community with 23 two-story buildings and 320 units. As of December 31, 2011, Centrepoint had a carrying amount of $27.3 million, was 93.1% occupied, and the average effective rent per month was $800.

Copper Mill. Copper Mill is located in the Far North Central submarket of the Austin, Texas metropolitan statistical area. Copper Mill is a garden style, class B apartment community with 320 units in 23 two-story buildings. As of December 31, 2011, Copper Mill had a carrying amount of $16.0 million, was 95.8% occupied, and the average effective rent per month was $656.

Crestmont. Crestmont is located in the Marietta submarket of the Atlanta, Georgia metropolitan statistical area. Crestmont is a garden style, class B apartment community with 228 units in 15 two- and three-story buildings. As of December 31, 2011, Crestmont had a carrying amount of $14.9 million, was 93.0% occupied, and the average effective rent per month was $674.

Cumberland Glen. Cumberland Glen is located in the Smyrna submarket of the Atlanta, Georgia metropolitan statistical area. Cumberland Glen is a garden style, class B apartment community with 222 units in 11 three-story buildings. As of December 31, 2011, Cumberland Glen had a carrying amount of $14.9 million, was 92.2% occupied, and the average effective rent per month was $653.

Heritage Trace. Heritage Trace is located in the Newport News submarket of the Norfolk, Virginia metropolitan statistical area. Heritage Trace is a garden style, class B apartment community with 200 units in 13 two-story buildings. As of December 31, 2011, Heritage Trace had a carrying amount of $12.4 million, was 92.7% occupied, and the average effective rent per month was $741.

Tresa at Arrowhead. Tresa is located in the Peoria/Sun City submarket of the Phoenix, Arizona metropolitan statistical area in the city of Glendale. Tresa is a garden style, class A apartment community with 360 units in 37 one- and two-story buildings. As of December 31, 2011, Tresa had a carrying amount of $33.7 million, was 91.4% occupied, and the average effective rent per month was $766.

See “Item 2. Properties” for further information on our portfolio.

Competition

In attracting and retaining residents to occupy our properties, we compete with numerous other housing alternatives. Our properties compete directly with other rental apartments as well as condominiums and single-family homes that are available for rent or purchase in the sub-markets in which our properties are located. Principal factors of competition include rent or price charged, attractiveness of the location and property and quality and breadth of services and amenities. If our competitors offer leases at rental rates below current market rates, or below the rental rates we currently charge our tenants, we may lose potential tenants and we may be pressured to reduce our rental rates below those we currently charge or to offer more substantial rent abatements, tenant improvements, early termination rights or below-market renewal options in order to retain tenants when our tenants’ leases expire.

The number of competitive properties relative to demand in a particular area has a material effect on our ability to lease apartment units at our properties and on the rents we charge. In certain sub-markets there exists an oversupply of single family homes and condominiums and a reduction of households, both of which affect the pricing and occupancy of our rental apartments. Additionally, we compete with other real estate investors, including other multifamily REITs, pension and investment funds, partnerships and investment companies in acquiring, redeveloping and managing multifamily properties. This competition affects our ability to acquire properties and the price that we pay for such acquisitions.

Financing Objectives

We will fund our investments with proceeds from our offering and expect to finance a portion of our investments with debt. We will use debt financing in various forms in an effort to increase the size of our portfolio and potential returns to our stockholders. We expect to use short-term financing in the form of revolving credit facilities and bank warehousing facilities. For longer-term funding, we may utilize financing provided by government agencies, securitization structures, if available, or mortgage financing on any real estate property we acquire.

We intend to focus our investment activities on obtaining a diverse portfolio of properties. Careful use of debt will help us to achieve our diversification goals because we will have more funds available for investment. Except for the limitations in our charter and as described below, there is no limitation on the amount we may borrow for the purchase of any single property. Our charter limits our borrowings to 300% of our net assets (equivalent to 75% of the cost of our net assets) as of the date of any borrowing, unless excess borrowings approved by a majority of our independent directors and disclosed to our stockholders. Nevertheless, we may exceed the foregoing limits if a majority of our independent directors approve each borrowing in excess of our charter limitation and we disclose such borrowing to our stockholders in our immediately subsequent quarterly report with an explanation from our independent directors of the justification for the excess borrowing. We do not intend to exceed the leverage limit in our charter except in the early stages of our development when the costs of our investments are most likely to exceed our net offering proceeds. Our board of directors must review our aggregate borrowings at least quarterly.

After we have acquired a substantial portfolio of diversified investments, we intend to limit our aggregate leverage to 65% of the combined initial purchase price of all of our real estate properties. During the period when we are beginning our operations, we may employ greater leverage in order to more quickly build a diversified portfolio of assets. As of December 31, 2011, our borrowings as a percentage of our undepreciated investments in real estate was 63%.

Regulations

Our investments are subject to various federal, state, and local laws, ordinances, and regulations, including, among other things, zoning regulations, land use controls, environmental controls relating to air and water quality, noise pollution, and indirect environmental impacts such as increased motor vehicle activity. We believe that we have all permits and approvals necessary under current law to operate our investments.

Income Taxes

We intend to elect to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, or the Code, and intend to operate as such beginning with the taxable year ending December 31, 2011. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our annual REIT taxable income to stockholders (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, we generally will not be subject to federal income tax to the extent we distribute qualifying dividends to our stockholders. If we fail to qualify as a REIT in any taxable year after the taxable year in which we initially elect to be taxed as a REIT, we will be subject to federal income tax on our taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost, unless the Internal Revenue Service grants us relief under certain statutory provisions.

Financial Information About Industry Segments

Our current business consists of owning, managing, operating, leasing, acquiring, developing, investing in, and disposing of real estate assets. We internally evaluate all of our real estate assets as one industry segment, and, accordingly, we do not report segment information.

Available Information

We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and, as a result, file periodic reports, proxy statements and other information with the SEC. Access to copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other filings with the SEC, including amendments to such filings, may be obtained free of charge from our website, www.irtreit.com. These filings are available promptly after we file them with, or furnish them to, the SEC. We are not incorporating our website or any information from the website into this Annual Report. The SEC also maintains a website, www.sec.gov, that contains our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other filings with the SEC. Access to these filings is free of charge.

ITEM 1A.	Risk Factors

Stockholders should carefully consider the following risk factors in conjunction with the other information contained in this report. The risks discussed in this Annual Report could adversely affect our business, operating results, prospects and financial condition. This could cause the value of our stock to decline. The risks and uncertainties described below are not the only ones we face, but do represent those risks and uncertainties that we believe are material to us. Additional risks and uncertainties not presently known to us or that, as of the date of this Annual Report, we deem immaterial may also harm our business.

Investment Risks

Our lack of prior operating history makes it difficult for stockholders to evaluate our likely performance.

We and our advisor are both entities with limited prior operating histories and we may both be unable to successfully operate our businesses or achieve our investment objectives. The past performance of other real estate investment programs sponsored by our sponsor or affiliates of our sponsor may not be indicative of the performance we may achieve. We may not be able to conduct our business as planned or successfully.

We differ from our sponsor in a number of respects, and therefore, the past performance of our sponsor may not be indicative of our future results.

The past performance of our sponsor may not be indicative of our future results and we may not be able to successfully implement our strategies and operate our business. Our business is different in a number of respects from the operations of our sponsor, resulting in returns to our stockholders that vary from those generated by our sponsor.

Currently, our common stock is not listed on an exchange and there is no public trading market for it, therefore it may be difficult for stockholders to sell their stock. If stockholders sell their stock, it may be at a substantial discount.

Our common stock will not be listed on a stock exchange and there is no current public trading market, nor is there any assurance that a public trading market will ever exist, for our stock. In addition, our charter prohibits the ownership of more than 9.8% in the value of the aggregate of the outstanding shares of our stock or more than 9.8% (in value or number of shares, whichever is more restrictive) of any class or series of the outstanding shares of our stock by a single investor, unless exempted by our board of directors, which may inhibit the ability of our stockholders to sell their stock. We have adopted a share repurchase program which limits the number of shares of stock that may be repurchased annually. Our board of directors may also limit, suspend or terminate our share repurchase program at any time. As a result, it may be difficult for stockholders to sell their shares of stock. If stockholders are able to sell their stock, it might be at a substantial discount from the price they paid. Stockholders should consider our stock illiquid and must be prepared to hold their stock for an indefinite period of time.

Due to the risks involved in the ownership of real estate, there is no guarantee of any return for our stockholders, and stockholders may lose some or all of their investment.

By owning our shares, stockholders will be subjected to the risks associated with the ownership and operation of real estate properties. Our stockholders will be subject to these risks, which include, without limitation:

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

If our assets decrease in value, the value of an investment in our shares will likewise decrease, and stockholders could lose some or all of their investment.

We may suffer from delays in locating suitable investments, which could adversely affect the return for our stockholders.

Our ability to achieve our investment objectives and to make distributions to our stockholders is dependent upon our advisor’s performance in the acquisition of, and arranging of financing for, investments, as well as our property manager’s performance in the selection of residents and the negotiation of leases. The current market for properties that meet our investment objectives is highly competitive as is the leasing market for such properties. Stockholders will not have the opportunity to evaluate the terms of most of our transactions or other economic or financial data concerning most of our investments. Stockholders must rely entirely on the oversight of our board of directors, the management ability of our advisor and the performance of the property manager. We cannot be sure that our advisor will be successful in obtaining suitable investments on financially attractive terms.

Additionally, pursuant to the Securities Exchange Act of 1934 we may be required to file with the SEC financial statements of properties we acquire. To the extent any required financial statements are not available or cannot be obtained, we will not be able to acquire the investment. As a result, we may be unable to acquire certain properties that otherwise would be a suitable investment. We could suffer delays in our investment acquisitions due to these reporting requirements, which could adversely affect stockholder returns.

The cash distributions stockholders receive may be less frequent or lower in amount than they expect.

Our board of directors will determine the amount and timing of distributions. In making this determination, our directors will consider all relevant factors, including the amount of cash available for distribution, capital expenditure and reserve requirements and general operational requirements. We cannot assure stockholders that sufficient cash will be available to make distributions to them. We may borrow funds, return capital or sell assets to make distributions. We cannot predict the amount of distributions stockholders may receive and we may be unable to pay, maintain or increase distributions over time.

The sufficiency of cash flow to fund future distributions with respect to an increased number of outstanding shares will depend on the pace at which we are able to identify and close on suitable cash-generating real property investments. Because the accrual of offering proceeds may outpace the investment of these funds in real property acquisitions, cash generated from such investments may become insufficient to fund operating expenses and distributions. Also, because we may receive income from rents or interest at various times during our fiscal year, distributions paid may not reflect our income earned in that particular distribution period. The amount of cash available for distributions will be affected by many factors, including without limitation, our ability to acquire properties as offering proceeds become available, the income from those investments and our operating expense levels. Further, if the aggregate amount of our distributions in any given year exceeds our earnings and profits (as determined for U.S. federal income tax purposes), the excess amount will either be (i) a return of capital or (ii) gain from the sale or exchange of property to the extent that a stockholder’s tax basis in our common stock equals or is reduced to zero as the result of our current or prior year distributions, in each case for U.S. federal income tax purposes.

Distributions paid from sources other than our cash flow from operations will result in us having fewer funds available for the acquisition of properties, which may adversely affect our ability to fund future distributions with cash flow from operations and may adversely affect the overall return on an investment.

We may pay distributions from sources other than from our cash flow from operations. If we have not generated sufficient cash flow from our operations and other sources, such as from borrowings, sale of additional securities, advances from our advisor, our advisor’s deferral, suspension and/or waiver of its fees and expense reimbursements, to fund distributions, we may use the offering proceeds. Moreover, our board of directors may change this policy, in its sole discretion, at any time. Distributions made from offering proceeds are a return of capital to stockholders upon which we will have used to pay offering and organization expenses in connection with this offering. We have not established any limit on the amount of proceeds from this offering that may be used to fund distributions. If we fund distributions from the proceeds of our offering, we will have less funds available for acquiring properties. Our inability to acquire properties may have a negative effect on our ability to generate sufficient cash flow from operations to pay distributions. As a result, the return stockholders realize may be reduced and investors who invest in us before we commence significant real estate operations or generate significant cash flow may realize a lower rate of return than later investors. Funding distributions from borrowings could restrict the amount we can borrow for investments, which may affect our profitability. Funding distributions with the sale of assets may affect our ability to generate cash flows. Funding distributions from the sale of additional securities could dilute existing stockholders interests in us if we sell shares of our common stock to third-party investors. Payment of distributions from the mentioned sources could restrict our ability to generate sufficient cash flow from operations, affect our profitability and/or affect the distributions payable to stockholders upon a liquidity transaction, any or all of which may have an adverse effect on the value of an investment in our shares. In addition, subsequent investors may experience immediate dilution in their investment because a portion of our net offering proceeds may have been used to fund distributions instead of retained in our company and used to make investments.

The properties we acquire may not produce the cash flow required to meet our REIT minimum distribution requirements, and we may decide to borrow funds to satisfy such requirements, which could adversely affect our overall financial performance.

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

To qualify as a REIT, we may be forced to forego otherwise attractive opportunities, which may delay or hinder our ability to meet our investment objectives and reduce the overall return on an investment in our shares.

To qualify as a REIT, we must satisfy certain tests on an ongoing basis concerning, among other things, the sources of our income, nature of our assets and the amounts we distribute to our stockholders. We may be required to make distributions to stockholders at times when it would be more advantageous to reinvest cash in our business or when we do not have funds readily available for distribution. Compliance with the REIT requirements may hinder our ability to operate solely on the basis of maximizing profits and value of an investment in our shares.

Risks Related to Our Organization, Structure and Management

We are dependent upon our sponsor, advisor and their affiliates to conduct our operations, and therefore, any adverse changes in the financial health of our sponsor, advisor or their affiliates, or our relationship with any of them, could hinder our operating performance and the return for our stockholders.

We are dependent on our advisor and affiliates to manage our operations and acquire and manage our portfolio of real estate assets. Our advisor will make all decisions with respect to the management of our company. Our advisor will depend upon the fees and other compensation that it will receive from us in connection with the management and sale of our properties to conduct its operations. Any adverse changes in the financial condition of, or our relationship with, our advisor or property manager could hinder their ability to successfully manage our operations and our portfolio of investments.

The nature of our sponsor’s business, and our dependence on our sponsor and advisor, makes us subject to certain risks that we would not ordinarily be subject to based on our targeted investments.

Our sponsor, as part of the operation of its business, provides a comprehensive set of debt financing options to the commercial real estate industry along with fixed income trading and advisory services. Its investments consist of commercial mortgages, mezzanine loans, other loans and preferred equity investments, debt securities issued by real estate companies, subordinated debentures, mortgage-backed securities, collateralized debt obligations, or CDOs, and other real estate-related debt, none of which we intend to acquire as part of our investment strategy. As a result of our dependence on our sponsor and advisor, we are indirectly subject to some of the same investment risks as our advisor, including risk of payment defaults and credit risks in our sponsor’s investment portfolio, the illiquidity of longer-term, subordinate and non-traditional loans, risk of loss from our sponsor’s subordinated real estate investments such as mezzanine loans and preferred equity interests, exposure to interest rate risk, risks associated with its use of derivatives and hedging instruments and the risk of loss in its commercial mortgage loans from delinquency and foreclosure. We would not be subject to these risks if we were not dependent upon our sponsor and advisor, and therefore stockholders may not be able to avoid these risks.

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

Our sponsor, RAIT Financial Trust, is a public company and, as a result, may be subject to more litigation than a privately held sponsor with a limited number of investors. For example, our sponsor and certain of its executive officers and trustees were named defendants in class action securities lawsuits filed in 2007. The lawsuits alleged, among other things, that certain defendants violated the Securities Act of 1933, as amended, or the Securities Act, and the Exchange Act by making materially false and misleading statements and material omissions in registration statements and prospectuses. The lawsuits were settled by written agreement, which was approved by a federal district court in 2009. The settlement was funded within the limits of our sponsor’s directors and officers insurance. Under the terms of the settlement, the lawsuits were dismissed with prejudice and all defendants received a full release of all claims asserted against them. There can be no assurance that our sponsor or any of its officers will not be subject to additional litigation in the future, which may distract our management team from our business.

If our advisor loses or is unable to obtain key personnel, our ability to implement our investment strategies could be hindered, which could adversely affect our ability to make distributions to our stockholders.

Our success depends to a significant degree upon the contributions of certain of our executive officers and other key personnel of our advisor. We cannot guarantee that all, or any, will remain affiliated with us or our advisor. If any of our key personnel were to cease their affiliation with our advisor, our operating results could suffer. Further, we do not intend to maintain key person life insurance that would provide us with proceeds in the event of death or disability of any of our key personnel.

We believe our future success depends upon our advisor’s ability to hire and retain highly skilled managerial, operational and marketing personnel. Competition for such personnel is intense, and we cannot assure stockholders that our advisor will be successful in attracting and retaining such skilled personnel. If our advisor loses or is unable to obtain the services of key personnel, our ability to implement our investment strategies could be delayed or hindered, and the value of an investment in our shares may decline.

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

Because of our holding company structure, we depend on our operating partnership and its subsidiaries for cash flow and we will be structurally subordinated in right of payment to the obligations of our operating partnership and its subsidiaries.

We are a holding company with no business operations of our own. Our only significant asset is and will be the general partnership interests of our operating partnership. We conduct, and intend to conduct, all of our business operations through our operating partnership. Accordingly, our only source of cash to pay our obligations is distributions from our operating partnership and its subsidiaries of their net earnings and cash flows. We cannot assure our stockholders that our operating partnership or its subsidiaries will be able to, or be permitted to, make distributions to us that will enable us to make distributions to our stockholders from cash flows from operations. Each of our operating partnership’s subsidiaries is a distinct legal entity and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from such entities. In addition, because we are a holding company, stockholders claims will be structurally subordinated to all existing and future liabilities and obligations of our operating partnership and its subsidiaries. Therefore, in the event of our bankruptcy, liquidation or reorganization, our assets and those of our operating partnership and its subsidiaries will be able to satisfy stockholders claims only after all of our and our operating partnerships and its subsidiaries liabilities and obligations have been paid in full.

Our board of directors may amend or terminate our share repurchase program, which may impact the ability of stockholders to liquidate their investment.

Our share repurchase program includes limitations on participation. In addition, our board of directors has the ability, in its sole discretion, to reject any request for repurchase and to amend, suspend or terminate the program. As a result, the ability of stockholders to participate in and receive liquidity on their investment through this program may be restricted. Stockholders should not rely on our share repurchase program to provide them with liquidity.

Our rights and the rights of our stockholders to recover on claims against our directors are limited, which could reduce our ability and the ability of our stockholders to recover against them if they negligently cause us to incur losses.

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

As a result, our directors and officers will not be liable for monetary damages unless the director or officer actually received an improper benefit or profit in money, property or services, or is adjudged to be liable to us or our stockholders based on a finding that his or her action, or failure to act, was the result of active and deliberate dishonesty and was material to the cause of action adjudicated in the proceeding.

If we internalize our management functions, the percentage of our outstanding common stock owned by our other stockholders could be reduced, and we could incur other significant costs associated with being self-managed.

In the future, our board of directors may consider internalizing the functions performed for us by our advisor by, among other methods, acquiring our advisor’s assets. The method by which we could internalize these functions could take many forms. There is no assurance that internalizing our management functions will be beneficial to us and our stockholders. An acquisition of our advisor could also result in dilution of the interests of our stockholders and could reduce earnings per share and funds from operation per share. Additionally, we may not realize the perceived benefits or we may not be able to properly integrate a new staff of managers and employees or we may not be able to effectively replicate the services provided previously by our advisor, property manager or their affiliates. Internalization transactions, including without limitation, transactions involving the acquisition of advisors or property managers affiliated with entity sponsors have also, in some cases, been the subject of litigation. Even if these claims are without merit, we could be forced to spend significant amounts of money defending claims which would reduce the amount of funds available for us to invest in properties or other investments and to pay distributions. All of these factors could have a material adverse effect on our results of operations, financial condition and ability to pay distributions.

If we do not successfully implement a liquidity transaction, stockholders may have to hold their investment for an indefinite period.

Our charter does not require our board of directors to pursue a transaction providing liquidity to our stockholders. If our board of directors does determine to pursue a liquidity transaction, we would be under no obligation to conclude the process within a set time. If we adopt a plan of liquidation, the timing of the sale of assets will depend on real estate and financial markets, economic conditions in areas in which properties are located, and federal income tax effects on stockholders, that may prevail in the future. We cannot guarantee that we will be able to liquidate our assets. After we adopt a plan of liquidation, we would likely remain in existence until all our investments are liquidated. If we do not pursue a liquidity transaction, or delay such a transaction due to market conditions, stockholders’ shares may continue to be illiquid and stockholders may, for an indefinite period of time, be unable to convert their shares to cash easily and could suffer losses.

We will not calculate our net asset value per share until not more than 18 months after completion of our offering stage. In addition, the methodologies we will use to calculate net asset value are uncertain. Therefore, stockholders will not be able to determine the net asset value of their shares for a substantial period of time and may not be able to meaningfully compare our net asset value to the net asset value of other non-listed REITs.

We do not intend to calculate the net asset value per share for our shares until not more than 18 months after the completion of our offering stage. We will consider our offering stage complete when we are no longer publicly offering equity securities in a continuous offering, whether through our current offering or any future offerings (excluding offers to sell under our distribution reinvestment program). Thereafter, our advisor, or another firm it chooses for that purpose, will determine the value of our properties and our other assets based on such information as our advisor determines appropriate, which may or may not include independent valuations of our properties and our other assets or of our enterprise as a whole. We will disclose our net asset value and the methodologies we use to calculate our net asset value to stockholders in our filings with the SEC. Therefore, stockholders will not be able to determine the net asset value of their shares on an on-going basis during this offering and for a substantial period of time thereafter. In addition, we may utilize net asset value calculation methodologies which differ from methodologies utilized by other public, non-listed REITs. As a result, a comparison of our net asset value with the net asset value of other public, non-listed REITs may not be meaningful. Therefore, it is important that stockholders carefully consider how our calculation methodologies differ, if at all, from other non-listed REITs.

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

Our executive officers are also affiliated with or are executive officers and shareholders of our sponsor. These individuals may have personal and professional interests that conflict with the interests of our stockholders with respect to business decisions affecting us and our operating partnership. As a result, the effect of these conflicts of interest on these individuals may influence their decisions affecting the negotiation and consummation of the transactions whereby we acquire multifamily properties in the future from our sponsor.

We may have assumed unknown liabilities in connection with the acquisition of the multifamily properties contributed by our sponsor.

We acquired seven multifamily properties contributed by our sponsor subject to existing liabilities, some of which may be unknown at the time of contribution. Unknown liabilities might include liabilities for cleanup or remediation of undisclosed environmental conditions, claims of tenants, vendors or other persons dealing with such entities, tax liabilities, and accrued but unpaid liabilities incurred in the ordinary course of business. As part of our acquisition of these properties, our sponsor made limited representations and warranties to us regarding the properties. Because many liabilities may not be identified at the time of contribution, we may have no recourse against our sponsor.

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

Our advisor, executive officers and their affiliates may face conflicts of interest and if inadequate time is devoted to our business, our stockholders may be negatively impacted.

We do not have any employees, and as a result, will rely on the employees of our advisor and its affiliates for the day-to-day operation of our business. The employees of our sponsor and its affiliates currently control our sponsor, which owns properties in the markets in which we may seek to invest, and they spend a material amount of time managing these properties and other assets that are unrelated to our business. Each of our executive officers is also an officer or employee of our sponsor and/or its affiliates, and as a result, these individuals owe fiduciary duties to these other entities and their stockholders, members and limited partners. Because our sponsor and its affiliates engage in other business activities, the employees of our sponsor and its affiliates may experience conflicts of interest in allocating their time and resources among our business and these other activities. The amount of time that our advisor and its affiliates spend on our business will vary from time to time and is expected to be more while we are raising money and acquiring properties. During times of intense activity in other programs and ventures, they may devote less time and fewer resources to our business than are necessary or appropriate to manage our business. We expect that as our real estate activities expand, our advisor will attempt to hire additional employees who would devote substantially all of their time to our business. There is no assurance that our advisor will devote adequate time to our business. If our advisor suffers or is distracted by adverse financial or operational problems in connection with its operations unrelated to us, it may allocate less time and resources to our operations. If any of the foregoing events occur, the returns on our investments and our ability to make distributions to stockholders may affect the value of their shares.

Some of these individuals could make substantial profits as a result of investment opportunities allocated to entities other than us. As a result, these individuals could pursue transactions that may not be in our best interest, which could have a material effect on our operations and our stockholders. Our advisor, property manager and their respective affiliates may, in the future, be engaged in other activities that could result in potential conflicts of interest with the services that they will provide to us. In addition, our sponsor may compete with us for the acquisition and/or refinancing of properties.

Our advisor and its affiliates will receive substantial fees from us. These fees could influence our advisor’s advice to us, as well as the judgment of the affiliates of our advisor who serve as our officers and directors. Among other matters, the compensation arrangements, which might entitle affiliates of our advisor to disposition fees and other possible fees in connection with its services for the seller, could affect the judgment of our advisor or its affiliates with respect to property acquisitions from, or the making of investments in, other programs sponsored by our sponsor. Therefore, considerations relating to their compensation from other programs could result in decisions that are not in the best interests of our stockholders, which could hurt our income, and as a result, our ability to make distributions to our stockholders and/or a decline in the value of their shares.

Property management services are being provided by an affiliated party, which may impact our sale of properties, and as a result, affect the value of an investment in our shares.

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

If we acquire properties from affiliates of our advisor, the price may be higher than we would pay if the transaction was the result of arm’s length negotiations.

The prices we pay to affiliates of our advisor for our properties will be equal to the prices paid by them, plus the costs incurred by them relating to the acquisition and financing of the properties, or if the price to us is in excess of such cost, substantial justification for such excess will exist and such excess will be reasonable and consistent with current market conditions as determined by a majority of our independent directors. Substantial justification for a higher price could result from improvements to a property by the affiliate of our advisor or increases in market value of the property during the period of time the property is owned by the affiliate as evidenced by an appraisal of the property. In no event will we acquire property from an affiliate at an amount in excess of its current appraised value as determined by an independent appraiser selected by our independent directors not otherwise interested in the transaction. An appraisal is “current” if obtained within the prior year. These prices will not be the subject of arm’s length negotiations, which could mean that the acquisitions may be on terms less favorable to us than those negotiated in an arm’s length transaction. Even though we will use an independent third-party appraiser to determine fair market value when acquiring properties from our advisor and its affiliates, we may pay more for particular properties than we would have in an arm’s length transaction, which would reduce our cash available for investment in other properties or distribution to our stockholders.

Payment of fees to our advisor and its affiliates will result in immediate dilution of the value of an investment in our shares and reduce cash available for investment and distribution.

Our advisor and its affiliates will perform services for us in connection with the management and leasing of our properties. They will be paid significant fees for these services, which will result in immediate dilution of the value of an investment in our shares and reduce the amount of cash available for investment and for distribution to stockholders. Compensation to be paid to our advisor may be increased subject to approval by our independent directors and the limitations in our charter, which would further dilute an investment in our shares and reduce the amount of cash available for investment or distribution to stockholders.

The agreements between us and our advisor or its affiliates, and the fees paid to them pursuant to such agreements, were not reached through arm’s length negotiations and may not reflect the terms that would be available from a third party; that is, a third party unaffiliated with our advisor may be willing to provide such services to us at a lower price. Substantial up-front fees also increase the risk that our stockholders will not be able to resell their shares of stock at a profit, even if our stock is listed on a national securities exchange. See “Compensation Table” and “Management.”

Our advisor and its affiliates receive fees and other compensation based upon our investments, which may impact operating decisions, and as a result, affect the value of an investment in our shares.

Our advisor and its affiliates receive fees and other compensation based on our investments, and are in a position to make decisions about our investments in ways that could maximize fees payable to our advisor and its affiliates. Some compensation is payable to our advisor whether or not there is cash available to make distributions to our stockholders. To the extent this occurs, our advisor and its affiliates benefit from us retaining ownership, and leveraging, our assets, while our stockholders may be better served by the sale or disposition of, or lack of leverage on, the assets. For example, because asset management fees payable to our advisor are based on total assets under management, including assets purchased using debt, our advisor may have an incentive to incur a high level of leverage in order to increase the total amount of assets under management. In addition, our advisor’s ability to receive fees and reimbursements depends on our continued investment in real properties. Therefore, the interest of our advisor and its affiliates in receiving fees may conflict with the interest of our stockholders in earning income on their investment in our common stock.

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

A residential property’s income and value may be adversely affected by international, national and regional economic conditions. Currently, the U.S. and international markets are experiencing increased levels of volatility due to a combination of many factors, including decreasing values of home prices and commercial real estate, limited access to credit markets, increased energy costs, increased unemployment rates, and a national and global recession. If such conditions persist, the residential real estate industry may experience a significant decline in business caused by a reduction in overall renters. Continued adverse economic conditions may also have an adverse affect on our operations if the tenants occupying the residential properties we acquire cease making rent payments to us.

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

Rising expenses could reduce cash flow and funds available for future acquisitions, which may have a material affect on the value of an investment in our shares.

Our properties will be subject to increases in tax rates, utility costs, operating expenses, insurance costs, repairs and maintenance, administrative and other expenses. Some of the leases on our properties may require the tenants to pay all or a portion of the expenses; however, renewals of leases or future leases may not be negotiated on that basis, in which event we will have to pay those expenses. Such increased expenses could adversely affect funds available for future acquisitions or cash available for distributions.

Failure to generate sufficient cash flows from operations may reduce distributions to stockholders.

We intend to rely primarily on our cash flow from operations to make distributions to our stockholders. The cash flow from equity investments in our multifamily properties depends on the amount of revenue generated and expenses incurred in operating our properties. The revenue generated and expenses incurred in operating our properties depends on many factors, some of which are beyond our control. For instance, rents from our properties may not increase as expected. If our properties do not generate revenue sufficient to meet our operating expenses, debt service and capital expenditures, our cash flows and ability to make distributions to stockholders will be adversely affected.

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

The prices that we can obtain when we determine to sell a property will depend on many factors that are presently unknown, including the operating history, tax treatment of real estate investments, demographic trends in the area and available financing. There is a risk that we will not realize any significant appreciation on our investment in a property. Accordingly, the ability of our stockholders to recover all or any portion of their investment under such circumstances will depend on the amount of funds so realized and claims to be satisfied therefrom.

Our properties may not be diversified by geographic location or by type, which may increase the risk of an investment in our shares.

If we are unable to diversify our investments by region, our performance will be linked to a greater extent to economic conditions in the regions in which we acquire properties. Therefore, to the extent that there are adverse economic conditions in the regions in which our properties are located and in the market for real estate properties, such conditions could result in a reduction of our income, and thus affect the amount of distributions we can make to our stockholders. Further, we do not anticipate diversifying our investments in properties by industry, that is, we plan to invest primarily in the multifamily industry. Therefore, a downturn in such industry will likely have a more pronounced effect on the amount of cash available to us for distribution or on the value of our assets than if we had diversified our investments by property type.

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

Insurance companies have recently begun to exclude acts of terrorism from standard coverage. Terrorism insurance is currently available at an increased premium, and it is possible that the premium will increase in the future or that terrorism coverage will become unavailable. In some cases, mortgage lenders have begun to insist that specific coverage against terrorism be purchased by owners as a condition for providing loans. We intend to obtain terrorism insurance if required by our lenders, but the terrorism insurance that we obtain may not be sufficient to cover loss for damages to our properties as a result of terrorist attacks. In addition, we may not be able to obtain insurance against the risk of terrorism because it may not be available or may not be available on terms that are economically feasible. In such instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. We cannot assure our stockholders that we will have adequate coverage for such losses.

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

When residents do not renew their leases or otherwise vacate their space, in order to attract replacement residents, we may be required to expend funds for capital improvements to the vacated apartment units. In addition, we may require substantial funds to renovate a multifamily community in order to sell it, upgrade it or reposition it in the market. If we have insufficient capital reserves, we will have to obtain financing from other sources. We intend to establish capital reserves in an amount we, in our discretion, believe is necessary. A lender also may require escrow of capital reserves in excess of any established reserves. If these reserves or any reserves otherwise established are designated for other uses or are insufficient to meet our cash needs, we may have to obtain financing from either affiliated or unaffiliated sources to fund our cash requirements. We cannot assure our stockholders that sufficient financing will be available or, if available, will be available on economically feasible terms or on terms acceptable to us. Moreover, certain reserves required by lenders may be designated for specific uses and may not be available for capital purposes such as future capital improvements. Additional borrowing will increase our interest expense, therefore, our financial condition and our ability to make cash distributions to our stockholders may be adversely affected.

Short-term leases expose us to the effects of declining market rent, which could adversely impact our ability to make cash distributions to our stockholders.

We expect that most of our leases will be for a term of one year or less. Because these leases generally permit the residents to leave at the end of the lease term without any penalty, our rental revenues may be impacted by declines in market rents more quickly than if our leases were for longer terms.

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

We will face competition from third parties, including other multifamily communities, which may limit our profitability and the return for our stockholders.

The residential multifamily industry is highly competitive. This competition could reduce occupancy levels and revenues at our multifamily properties, which would adversely affect our operations. We compete with many other entities engaged in real estate investment activities, including individuals, corporations, bank and insurance company investment accounts, other REITs, real estate limited partnerships, and other entities engaged in real estate investment activities. Many of these entities have significant financial and other resources, including operating experience, allowing them to compete effectively with us. Competitors with substantially greater financial resources than us may be able to accept more risk than we can effectively manage. In addition, those competitors that are not REITs may be at an advantage to the extent they can utilize working capital to finance projects, while we (and our competitors that are REITs) will be required by the annual distribution provisions under the Code to distribute significant amounts of cash from operations to our stockholders. Our competitors include those in other apartment communities both in the immediate vicinity where our multifamily properties will be located and the broader geographic market. Such competition may also result in overbuilding of multifamily communities, causing an increase in the number of apartment units available and potentially decreasing our occupancy and apartment rental rates. We may also be required to expend substantial sums to attract new residents. The resale value of the property could be diminished because the market value of a particular property will depend principally upon the value of the leases of such property. In addition, increases in operating costs due to inflation may not be offset by increased apartment rental rates. Further, costs associated with real estate investment, such as real estate taxes and maintenance costs, generally are not reduced when circumstances cause a reduction in income from the investment. These events would cause a significant decrease in revenues and could cause us to reduce the amount of distributions to our stockholders.

The large quantity of foreclosed homes and low residential mortgage rates may result in potential renters purchasing residences rather than leasing them, and as a result, cause a decline in occupancy rates.

The large quantity of foreclosed homes, along with the low residential mortgage interest rates currently available and government sponsored programs to promote home ownership, has resulted in a record high level on the National Association of Realtor’s Housing Affordability Index, an index used to measure whether or not a typical family could qualify for a mortgage loan on a typical home. The foregoing factors may encourage potential renters to purchase residences rather than lease them, thereby causing a decline in the occupancy rates of our properties.

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

We may acquire properties in exchange for operating partnership units and agree to restrictions on sales or refinancing, called “lock-out” provisions, that are intended to preserve favorable tax treatment for the owners of such properties who sell them to us. Additionally, we may agree to lock-out provisions in connection with obtaining financing for the acquisition of properties. Lock-out provisions could materially restrict us from selling, otherwise disposing of or refinancing properties. This would affect our ability to turn our investments into cash and thus affect cash available to return capital to our stockholders. Lock-out provisions could impair our ability to take actions during the lock-out period that would otherwise be in the best interests of our stockholders, and therefore, might have an adverse impact on the value of the shares, relative to the value that would result if the lock-out provisions did not exist. In particular, lock-out provisions could preclude us from participating in major transactions that could result in a disposition of our assets or a change in control even though that disposition or change in control might be in the best interests of our stockholders.

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

These events might subject us to liabilities in excess of those contemplated and thus reduce the return on an investment in our shares. If we have a right of first refusal or buy/sell right to buy out a co-venturer, co-owner or partner, we may be unable to finance such a buy-out if it becomes exercisable or we may be required to purchase such interest at a time when it would not otherwise be in our best interest to do so. If our interest is subject to a buy/sell right, we may not have sufficient cash, available borrowing capacity or other capital resources to allow us to elect to purchase an interest of a co-venturer subject to the buy/sell right, in which case we may be forced to sell our interest as the result of the exercise of such right when we would otherwise prefer to keep our interest. Finally, we may not be able to sell our interest in a joint venture if we desire to exit the venture.

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

Recently, domestic financial markets have experienced unusual volatility, uncertainty and a tightening of liquidity in both the investment grade debt and equity capital markets. The commercial real estate debt markets are also experiencing volatility as a result of certain factors including the tightening of underwriting standards by lenders and credit rating agencies and the restricted Collateralized Mortgage Backed Securities market. Credit spreads for major sources of capital have widened significantly as investors have demanded a higher risk premium. This is resulting in lenders increasing the cost for debt financing. Should the overall cost of borrowings increase, either by increases in the index rates or by increases in lender spreads, we will need to factor such increases into the economics of our acquisitions. This may result in our acquisitions generating lower overall economic returns and potentially reducing cash flow available for distribution.

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

The return on an investment in our shares may be reduced if we are required to register as an investment company under the Investment Company Act.

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

Additionally, Rule 3a-1 under the Investment Company Act generally provides than an issuer will not be deemed to be an “investment company” under the Investment Company Act provided that (1) it does not hold itself out as being engaged primarily, or propose to engage primarily, in the business of investing, reinvesting or trading in securities, and (2) on an unconsolidated basis except as otherwise provided no more than 45% of the value of its total assets, consolidated with the assets of any wholly owned subsidiary (exclusive of government securities and cash items), consists of, and no more than 45% of its net income after taxes, consolidated with the net income of any wholly owned subsidiary (for the last four fiscal quarters combined), is derived from, securities other than government securities, securities issued by employees’ securities companies, securities issued by certain majority owned subsidiaries of such company and securities issued by certain companies that are controlled primarily by such company. We believe that we, our operating partnership and the subsidiaries of our operating partnership will satisfy this exclusion, and we will monitor our holdings to ensure continuing and ongoing compliance with Rule 3a-1.

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

If we were required to register our company as an investment company but failed to do so, we would be prohibited from engaging in our business, and criminal and civil actions could be brought against us. In addition, our contracts would be unenforceable unless a court required enforcement, and a court could appoint a receiver to take control of us and liquidate our business.

High levels of debt or increases in interest rates could increase the amount of our loan payments, which could reduce the cash available for distribution to stockholders.

As mentioned above, we intend to incur debt. High debt levels would cause us to incur higher interest charges, would result in higher debt service payments, and could be accompanied by restrictive covenants. Interest we pay could reduce cash available for distribution to stockholders. Additionally, if we incur variable rate debt, increases in interest rates would increase our interest costs, which would reduce our cash flow and our ability to make distributions to our stockholders. If we need to repay existing debt during periods of rising interest rates, we could be required to liquidate one or more of our investments in properties at times which may not permit realization of the maximum return on such investments and could result in a loss.

Lenders may require us to enter into restrictive covenants relating to our operations, which could limit our ability to make distributions to our stockholders.

In providing financing to us, a lender may impose restrictions on us that affect our ability to incur additional debt, make certain investments, reduce liquidity below certain levels, make distributions to our stockholders and otherwise affect our distribution and operating policies. In general, we expect our loan agreements to restrict our ability to encumber or otherwise transfer our interest in the respective property without the prior consent of the lender. Such loan documents may contain other negative covenants that may limit our ability to discontinue insurance coverage, replace our advisor or impose other limitations. Any such restriction or limitation may have an adverse effect on our operations and our ability to make distributions to our stockholders. Further, such restrictions could make it difficult for us to satisfy the requirements necessary to maintain our qualification as a REIT for U.S. federal income tax purposes.

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

We may be subject to risks related to interest rate fluctuations, and the derivative financial instruments that we may use may be costly and ineffective and may reduce the overall returns for our stockholders.

We may be subject to risks related to interest rate fluctuations if any of our debt is subject to a floating interest rate. To the extent that we use derivative financial instruments in connection with our floating interest rate debt, we will be exposed to credit, basis and legal enforceability risks. Derivative financial instruments may include interest rate swap contracts, interest rate cap or floor contracts, futures or forward contracts, options or repurchase agreements. In this context, credit risk is the failure of the counterparty to perform under the terms of the derivative contract. If the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us. Basis risk occurs when the index upon which the contract is based is more or less variable than the index upon which the hedged asset or liability is based, thereby making the hedge less effective. Finally, legal enforceability risks encompass general contractual risks, including the risk that the counterparty will breach the terms of, or fail to perform its obligations under, the derivative contract. If we are unable to manage these risks effectively, our results of operations, financial condition and ability to make distributions to stockholders will be adversely affected.

Complying with REIT requirements may limit our ability to hedge risk effectively.

The REIT provisions of the Code may limit our ability to hedge the risks inherent to our operations. As mentioned above, from time to time, we may enter into hedging transactions with respect to one or more of our assets or liabilities. Any income or gain derived by us from transactions that hedge certain risks, such as the risk of changes in interest rates, will not be treated as gross income for purposes of either the 75% or the 95% Gross Income Test, which are separate tests based on the composition of our gross income that we must satisfy to qualify as a REIT, unless specific requirements are met. Such requirements include that the hedging transaction be properly identified within prescribed time periods and that the transaction either (i) hedges risks associated with indebtedness issued by us that is incurred to acquire or carry real estate assets or (ii) manages the risks of currency fluctuations with respect to income or gain that qualifies under the 75% or 95% Gross Income Test (or assets that generate such income). To the extent that we do not properly identify such transactions as hedges, hedge with other types of financial instruments, or hedge other types of indebtedness, the income from those transactions is not likely to be treated as qualifying income for purposes of the 75% and 95% Gross Income Tests. As a result of these rules, we may have to limit the use of hedging techniques that might otherwise be advantageous, which could result in greater risks associated with interest rate or other changes than we would otherwise incur.

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

There may also be potential liability associated with lead-based paint arising from lawsuits alleging personal injury and related claims. The existence of lead paint is especially a concern in residential units. A structure built prior to 1978 may contain lead-based paint and may present a potential for exposure to lead; however, structures built after 1978 are not likely to contain lead-based paint.

Properties’ values may also be affected by their proximity to electric transmission lines. Electric transmission lines are one of many sources of electro-magnetic fields, or EMFs, to which people may be exposed. Research completed regarding potential health concerns associated with exposure to EMFs has produced inconclusive results. Notwithstanding the lack of conclusive scientific evidence, some states now regulate the strength of electric and magnetic fields emanating from electric transmission lines, and other states have required transmission facilities to measure for levels of EMFs. On occasion, lawsuits have been filed (primarily against electric utilities) that allege personal injuries from exposure to transmission lines and EMFs, as well as from fear of adverse health effects due to such exposure. This fear of adverse health effects from transmission lines has been considered both when property values have been determined to obtain financing and in condemnation proceedings. We may not, in certain circumstances, search for electric transmission lines near our properties, but are aware of the potential exposure to damage claims by persons exposed to EMFs.

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

Compliance with new or more stringent laws or regulations or stricter interpretation of existing laws may require material expenditures by us. We cannot assure stockholders that future laws, ordinances or regulations will not impose any material environmental liability, or that the current environmental condition of our properties will not be affected by the operations of residents, existing conditions of the land, operations in the vicinity of the properties, or the activities of unrelated third parties. In addition, there are various local, state and federal fire, health, life-safety and similar regulations that we may be required to comply with. Failure to comply with applicable laws and regulations could result in fines and/or damages, suspension of personnel of our advisor and/or other sanctions.

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

The cost of defending against such claims of liability, of compliance with environmental regulatory requirements, of remediating any contaminated property, or of paying personal injury claims could materially adversely affect our business, assets or results of operations and, consequently, amounts available for distribution to stockholders.

We cannot assure stockholders that properties which we acquire will not have any material environmental conditions, liabilities or compliance concerns. Accordingly, we have no way of determining at this time the magnitude of any potential liability to which we may be subject arising out of environmental conditions or violations with respect to the properties we own.

Our costs associated with and the risk of failing to comply with the Americans with Disabilities Act may affect cash available for distributions.

Our properties are generally expected to be subject to the Americans with Disabilities Act of 1990, as amended, or the Disabilities Act. Under the Disabilities Act, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons. The Disabilities Act has separate compliance requirements for “public accommodations” and “commercial facilities” that generally require that buildings and services be made accessible and available to people with disabilities. The Disabilities Act’s requirements could require removal of access barriers and could result in the imposition of injunctive relief, monetary penalties or, in some cases, an award of damages. We will attempt to acquire properties that comply with the Disabilities Act or place the burden on the seller or a third party to ensure compliance with such laws. However, we cannot assure stockholders that we will be able to acquire properties or allocate responsibilities in this manner. If we cannot, our funds used for compliance with these laws may affect cash available for distributions and the amount of distributions to stockholders.

The multifamily properties we acquire must comply with Title III of the Disabilities Act, to the extent that such properties are “public accommodations” and/or “commercial facilities” as defined by the Disabilities Act. Compliance with the Disabilities Act could require removal of structural barriers to handicapped access in certain public areas of our multifamily properties where such removal is readily achievable. The Disabilities Act does not, however, consider residential properties, such as multifamily properties to be public accommodations or commercial facilities, except to the extent portions of such facilities, such as the leasing office, are open to the public.

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

United States Federal Income Tax Risks

If we fail to qualify as a REIT, we will be subjected to tax on our income, and the amount of distributions we make to our stockholders will be less.

We intend to qualify as a REIT under the Code. A REIT generally is not taxed at the corporate level on income and gains that it distributes to its stockholders on a timely basis. Although we do not intend to request a ruling from the Internal Revenue Service, or the IRS, as to our REIT status, we have received the opinion of our tax counsel, Alston & Bird LLP, with respect to our qualification as a REIT. Investors should be aware, however, that opinions of counsel are not binding on the IRS or on any court. The opinion of Alston & Bird LLP represents only the view of our counsel based on our counsel’s review and analysis of existing law and on certain representations as to factual matters and covenants made by us, including representations relating to the values of our assets and the sources of our income and representations related to our future conduct. Alston & Bird LLP has no obligation to advise us or the holders of our common stock of any subsequent change in the matters stated, represented or assumed in its opinion or of any subsequent change in applicable law. Qualification as a REIT involves the application of highly technical and complex rules for which there are only limited judicial or administrative interpretations. The determination of various factual matters and circumstances not entirely within our control may affect our ability to continue to qualify as a REIT. In addition, new legislation, regulations, administrative interpretations or court decisions could significantly change the tax laws with respect to qualification as a REIT or the U.S. federal income tax consequences of such qualification, including changes with retroactive effect.

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

To obtain the favorable tax treatment accorded to REITs, we generally will be required each year to distribute to our stockholders at least 90% of our REIT taxable income (excluding net capital gain), determined without regard to the deduction for distributions paid. We will be subject to U.S. federal income tax on our undistributed taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of (i) 85% of our ordinary income, (ii) 95% of our capital gain net income and (iii) 100% of our undistributed income from prior years. These requirements could cause us to distribute amounts that otherwise would be spent on investments in real estate assets, and it is possible that we might be required to borrow funds, possibly at unfavorable rates, or sell assets to fund these distributions. Although we intend to make distributions sufficient to meet the annual distribution requirements and to avoid U.S. federal income and excise taxes on our earnings, it is possible that we might not always be able to do so.

Complying with REIT requirements may cause us to forgo otherwise attractive opportunities.

To qualify as a REIT, we must continually satisfy various tests regarding sources of income, nature and diversification of assets, amounts distributed to shareholders and the ownership of common shares. In order to satisfy these tests, we may be required to forgo investments that might otherwise be made. Accordingly, compliance with the REIT requirements may hinder our investment performance.

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

It may be possible to reduce the impact of the prohibited transaction tax and the holding of assets not qualifying as real estate assets for purposes of the REIT asset tests by conducting certain activities, holding non-qualifying REIT assets or engaging in securitization transactions through our TRSs, subject to certain limitations as described below. To the extent that we engage in such activities through TRSs, the income associated with such activities may be subject to full U.S. federal corporate income tax.

Stockholders may have current tax liability on distributions that they elect to reinvest in shares of our common stock.

If stockholders participate in our distribution reinvestment program, they will be deemed to have received a cash distribution equal to the fair market value of the stock received pursuant to the program. For U.S. federal income tax purposes, stockholders will be taxed on this amount in the same manner as if they have received cash. Further, to the extent that we have current or accumulated earnings and profits (as determined for U.S. federal income tax purposes), they will have ordinary taxable income except to the extent, if any, we have designated such amount as a capital gain dividend. To the extent that we make a distribution in excess of such earnings and profits, the distribution will be treated first as a tax-free return of capital, which will reduce the tax basis in their stock, and the amount of the distribution in excess of such basis will be taxable as a gain realized from the sale of their common stock. As a result, unless the stockholder is a tax-exempt entity, it may have to use funds from other sources to pay its tax liability on the value of the common stock received.

Certain of our business activities are potentially subject to the prohibited transaction tax, which could reduce the return for stockholders.

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

Some of our assets may need to be owned or sold, or some of our operations may need to be conducted, by taxable REIT subsidiaries. Any of our taxable REIT subsidiaries will be subject to U.S. federal and state income tax on their taxable income. The after-tax net income of our taxable REIT subsidiaries would be available for distribution to us. Further, we will incur a 100% excise tax on transactions with our taxable REIT subsidiaries that are not conducted on an arm’s length basis. For example, to the extent that the rent paid by one of our taxable REIT subsidiaries exceeds an arm’s length rental amount, such amount is potentially subject to the excise tax. We intend that all transactions between us and our taxable REIT subsidiaries will be conducted on an arm’s length basis, and therefore, any amounts paid by our taxable REIT subsidiaries to us will not be subject to the excise tax; provided, however, no assurance can be given that no excise tax would arise from such transactions.

Legislative or regulatory action could adversely affect the returns to our investors.

In recent years, numerous legislative, judicial and administrative changes have been made in the provisions of U.S. federal income tax laws applicable to investments similar to an investment in shares of our common stock. Additional changes to the tax laws are likely to continue to occur, and we cannot assure stockholders that any such changes will not adversely affect the taxation of a stockholder. Any such changes could have an adverse effect on an investment in our shares or on the market value or the resale potential of our assets. Stockholders are urged to consult with their own tax adviser with respect to the impact of recent legislation on their investment in our shares and the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our shares. Stockholders also should note that our counsel’s tax opinion was based upon existing law and Treasury Regulations, applicable as of the date of its opinion, all of which will be subject to change, either prospectively or retroactively.

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

We intend to maintain the status of the operating partnership as a partnership for U.S. federal income tax purposes. However, if the IRS were to successfully challenge the status of the operating partnership as a partnership for such purposes, it would be taxable as a corporation. In such event, this would reduce the amount of distributions that the operating partnership could make to us. This would also result in our losing REIT status, and becoming subject to a corporate level tax on our own income. This would substantially reduce our cash available to pay distributions and the yield on an investment in our shares. In addition, if any of the partnerships or limited liability companies through which the operating partnership owns its properties, in whole or in part, loses its characterization as a partnership for U.S. federal income tax purposes, it would be subject to taxation as a corporation, thereby reducing distributions to the operating partnership. Such a recharacterization of an underlying property owner could also threaten our ability to maintain REIT status.

Distributions to tax-exempt investors may be classified as unrelated business taxable income, or UBTI, and tax-exempt investors would be required to pay tax on such income and to file income tax returns.

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

We encourage stockholders to consult their own tax advisor to determine the tax consequences applicable to them if they are a tax-exempt investor.

Distributions to foreign investors may be treated as an ordinary income distribution to the extent that it is made out of current or accumulated earnings and profits.

In general, foreign investors will be subject to regular U.S. federal income tax with respect to their investment in our stock if the income derived therefrom is “effectively connected” with the foreign investor’s conduct of a trade or business in the United States. A distribution to a foreign investor that is not attributable to gain realized by us from the sale or exchange of a “U.S. real property interest” within the meaning of the Foreign Investment in Real Property Tax Act of 1980, as amended, or FIRPTA, and that we do not designate as a capital gain dividend, will be treated as an ordinary income distribution to the extent that it is made out of current or accumulated earnings and profits (as determined for U.S. federal income tax purposes). Generally, any ordinary income distribution will be subject to a U.S. federal income tax equal to 30% of the gross amount of the distribution, unless this tax is reduced by the provisions of an applicable treaty.

Foreign investors may be subject to FIRPTA tax upon the sale of their shares of our stock.

A foreign investor disposing of a U.S. real property interest, including shares of stock of a U.S. corporation whose assets consist principally of U.S. real property interests, is generally subject to FIRPTA tax, on the gain recognized on the disposition. Such FIRPTA tax does not apply, however, to the disposition of stock in a REIT if the REIT is “domestically controlled.” A REIT is “domestically controlled” if less than 50% of the REIT’s stock, by value, has been owned directly or indirectly by persons who are not qualifying U.S. persons during a continuous five-year period ending on the date of disposition or, if shorter, during the entire period of the REIT’s existence. While we intend to qualify as “domestically controlled,” we cannot assure stockholders that we will do so. If we were to fail to so qualify, gain realized by foreign investors on a sale of shares of our stock would be subject to FIRPTA tax, unless the shares of our stock were traded on an established securities market and the foreign investor did not at any time during a specified testing period directly or indirectly own more than 5% of the value of our outstanding common stock.

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

We encourage stockholders to consult their own tax advisor to determine the tax consequences applicable to them if they are a foreign investor.

Employee Benefit Plan Risks

If stockholders fail to meet the fiduciary and other standards under ERISA or the Code as a result of ownership of our stock, they could be subject to liability and penalties.

Special considerations apply to the purchase of stock by employee benefit plans subject to the fiduciary rules of Title I of ERISA, including pension or profit sharing plans and entities that hold assets of such plans, or ERISA Plans, and plans and accounts that are not subject to ERISA, but are subject to the prohibited transaction rules of Section 4975 of the Code, including IRAs, Keogh Plans, and medical savings accounts (collectively, we refer to ERISA Plans and plans subject to Section 4975 of the Code as “Benefit Plans”). Stockholders who investing the assets of any Benefit Plan, should satisfy themselves that:

•	their investment is consistent with their fiduciary obligations under ERISA and the Code;

•	their investment is made in accordance with the documents and instruments governing the Benefit Plan, including the Benefit Plan’s investment policy;

•	their investment satisfies the prudence and diversification requirements of Sections 404(a)(1)(B) and 404(a)(1)(C) of ERISA, if applicable, and other applicable provisions of ERISA and the Code;

•	their investment will not impair the liquidity of the Benefit Plan;

•	their investment will not produce UBTI for the Benefit Plan;

•	they will be able to value the assets of the plan annually in accordance with ERISA requirements and applicable provisions of the Benefit Plan; and

•	their investment will not constitute a prohibited transaction under Section 406 of ERISA or Section 4975 of the Code.

Fiduciaries may be held personally liable under ERISA for losses as a result of failure to satisfy the fiduciary standards of conduct and other applicable requirements of ERISA. In addition, if an investment in our stock constitutes a prohibited transaction under ERISA or the Code, the fiduciary of the plan who authorized or directed the investment may be subject to imposition of excise taxes with respect to the amount invested and an IRA investing in the stock may lose its tax exempt status.

Plans that are not subject to ERISA or the prohibited transactions of the Code, such as government plans or church plans, may be subject to similar requirements under state law. Such plans should satisfy themselves that the investment satisfies applicable law. We have not, and will not, evaluate whether an investment in our stock is suitable for any particular plan. Rather, we will accept entities as stockholders if an entity otherwise meets the suitability standards set forth in “Investor Suitability Standards.”

ITEM 1B.	Unresolved Staff Comments

None.

ITEM 2.	Properties

The below table summarizes our investments in real estate, all of which are fee simple interests in multi-family properties as of December 31, 2011 (dollars in thousands, except average effective rent):

Property Name	State	Total Cost	Accumulated Depreciation	Carrying Amount	Encumbrances	Units	Average Occupancy	Average Effective Rent (a)(b)
Crestmont Apartments	GA	$16,333	$(1,440)	$14,893	$(6,750)	228	93.0%	$674
Cumberland Glen Apartments	GA	16,374	(1,454)	14,920	(6,900)	222	92.3	653
Copper Mill Apartments	TX	17,523	(1,548)	15,975	(7,350)	320	95.8	656
Heritage Trace Apartments	VA	13,544	(1,192)	12,352	(5,500)	200	92.7	741
Belle Creek Apartments	CO	9,668	(679)	8,989	(10,575)	162	95.4	829
Tresa at Arrowhead	AZ	35,646	(1,922)	33,724	(27,500)	360	91.4	766
Centrepoint Apartments	AZ	28,340	(1,069)	27,271	(17,600)	320	93.1	800

Total		$137,428	$(9,304)	$128,124	$(82,175)	1,812	93.4%	$721

(a)	Based on operating performance from the date of acquisition through December 31, 2011.
(b)	Average effective rent is rent per unit per month.

For additional information on our real estate portfolio, see Part I, Item I, “Business – Our Real Estate Portfolio.”

We are substantially dependent on the net proceeds of our offering to meet our investment objective of acquiring a fully diversified portfolio of multifamily properties. If we are unable to raise a substantial amount of funds in our offering, we will make fewer investments resulting in less diversification in terms of the type, number and size of investments we make, and the value of an investment in us will fluctuate with the performance of the specific assets we acquire. Further, we will have certain fixed operating expenses, including certain expenses as a publicly offered REIT, regardless of whether we are able to raise substantial funds in our offering. Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, reducing our net income and limiting our ability to make distributions.

In addition, after we have acquired a substantial portfolio of diversified investments, we intend to limit our aggregate leverage to 65% of the combined initial purchase price of all of our real estate properties. During the period when we are beginning our operations, we may employ greater leverage in order to more quickly build a diversified portfolio of assets.

ITEM 3.	Legal Proceedings

We are not subject to any material pending legal proceedings.

ITEM 4.	Mine Safety Disclosures

None.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our shares of common stock are not currently listed on a national securities exchange or any over-the-counter market. Subject to then existing market conditions, we expect to consider alternatives for providing liquidity to our stockholders beginning five to seven years from the completion of our offering stage. We will consider our offering stage complete when we are no longer publicly offering equity securities in a public offering, whether through our ongoing public offering or follow-on offerings. For this purpose, we do not consider a “public offering of equity securities” to include offerings on behalf of selling stockholders or offerings related to a distribution reinvestment program, employee benefit plan or the redemption of interests in our operating partnership. While we expect to seek a liquidity transaction in this time frame, there can be no assurance that a suitable transaction will be available or that market conditions for a transaction will be favorable during that time frame. Our board of directors has the discretion to consider a liquidity transaction at any time if it determines such event to be in our best interests. A liquidity transaction could consist of a sale of our assets, a sale or merger of the company, a listing of our shares on a national securities exchange or a similar transaction. Some types of liquidity transactions require, after approval by our board of directors, approval of our stockholders. We do not have a stated term, as we believe setting a finite date for a possible, but uncertain future liquidity transaction may result in actions that are not necessarily in the best interest or within the expectations of our stockholders. A public market for our shares may allow us to increase our size, portfolio diversity, stockholder liquidity and access to capital. There is no assurance, however, that we will list our shares or that a public market will develop if we list our shares.

If we do not begin the process of listing our shares of common stock on a national securities exchange by the end of the mentioned period, or have not otherwise completed a liquidity transaction by such date, our charter requires that our board of directors determine, at least annually, whether a liquidity transaction is in our best interest. If a majority of our board of directors, including a majority of our independent directors, determines that a liquidity transaction is not then in the best interests of our stockholders, our charter requires that a majority of our board of directors, including a majority of our independent directors, revisit the issue of liquidation at least annually. Further postponement of listing or stockholder action regarding liquidation would only be permitted if a majority of our board of directors, including a majority of our independent directors, again determined that liquidation would not be in the best interest of our stockholders. If we sought and failed to obtain stockholder approval of our liquidation, our charter would not require us to list or liquidate, and we could continue to operate as before. If we sought and obtained stockholder approval of our liquidation, we would begin an orderly sale of our properties and other assets.

Even if we decide to liquidate, we are under no obligation to conclude our liquidation within a set time because the timing of the sale of our assets will depend on real estate and financial markets, economic conditions of the areas in which the properties are located, and U.S. federal income tax effects on stockholders that may prevail in the future. We cannot provide any assurance that we will be able to liquidate any or all of our assets. After commencing liquidation, we would continue in existence until all properties and other assets are liquidated.

In order for members of Financial Industry Regulatory Authority, Inc., or FINRA, and their associated persons to participate in our offering or any future offering of our common stock, we are required pursuant to FINRA Rule 5110 to disclose in each Annual Report distributed to our stockholders a per share estimated value of our shares of common stock, the method by which it was developed and the date of the data used to develop the estimated value. In addition, our advisor must prepare annual statements of estimated share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in our common shares. For these purposes, the estimated value of the shares shall be deemed to be $10 per share as of December 31, 2011. The basis for this valuation is the fact that we are currently conducting a public offering of our common stock at the price of $10.00 per share.

Stockholder Information

As of March 9, 2011, there was one holder of record of our common shares.

Distributions

To qualify as a REIT, we are required to distribute 90% of our annual taxable income to our stockholders. In connection with a distribution to our stockholders, our board of directors approved a monthly distribution of a certain dollar amount per share of our common stock. If we do not have sufficient funds from operations to make distributions, we may need to borrow funds, request that our advisor, in its discretion, defer its receipt of fees and reimbursements of expenses or, to the extent necessary, utilize offering proceeds in order to make cash distributions. Our stockholders may choose whether to have distributions paid in cash or to have distributions otherwise payable to them in cash invested in additional shares of our common stock pursuant to the terms and conditions of our distribution reinvestment program.

We did not declare any distribution for 2010. Distributions declared on our common stock for 2011 and the first quarter of 2012 are shown below, all of which were paid in cash.

		Common Shares		Limited Partnership Units
		Dividends Declared per Share	Annualized Rate of Return(a)	Distributions Declared per Unit	Annualized Rate of Return(a)
2011	First Quarter	$—	0%	$—	0%
	Second Quarter	—	0%	—	0%
	Third Quarter	0.15	6.0%	0.15	6.0%
	Fourth Quarter	0.15	6.0%	0.15	6.0%
2012	First Quarter	$0.15	6.0%	$0.15	6.0%

(a)	Based on a price per share and per unit of $10.00.

For the year ended December 31, 2011, including amounts paid to or allocable to our non-controlling interests, we paid cash distributions of $1.0 million, as compared to cash flows from operations of $2.2 million and FFO of $1.4 million. FFO is a non-GAAP financial measure. For a reconciliation of FFO to net income (loss), see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures.”

We intend to pay comparable cash distributions in the future, but cannot guarantee that we will pay distributions at this rate or at all.

Use of Offering Proceeds

We sold 20,000 shares of our common stock to our advisor on April 30, 2009, for $10.00 per share. The issuance of these shares was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder. Our advisor is an indirect, wholly owned subsidiary of our sponsor. We invested the proceeds from this sale in partnership units of our operating partnership and, as a result, hold a 0.38% interest in our operating partnership. Our Advisor contributed $2,000 to our operating partnership in exchange for 200 limited partner units in our operating partnership. On January 20, 2011, our advisor transferred all of its interests in our operating partnership to RAIT NTR Holdings, LLC, an indirect, wholly owned subsidiary of our sponsor. The holders of limited partnership units have the right to redeem these units for cash equal to the value of an equivalent number of our common shares, or, at our option, we may purchase such units for cash or by issuing an equal number of our common shares, as permitted by the limited partnership agreement of our operating partnership.

On May 14, 2010, our Registration Statement on Form S-11 (File No. 333-160093) for an offering of a minimum of 250,000 shares and a maximum of 100,000,000 shares of common stock for sale to the public, which we refer to as the previous offering, at a price of $10.00 per share, which we refer to as the previous offering, was declared effective under the Securities Act by the SEC. Before our outstanding common stock was acquired on January 20, 2011 by a wholly owned subsidiary of our sponsor, during 2010, we suspended sales under the previous offering, refunded all subscriptions received and did not recommence selling our shares. On June 10, 2011, our Registration Statement on Form S-11 (File No. 333-173391) for an offering of a minimum of 250,000 shares and a maximum of 100,000,000 shares of common stock for sale to the public, which we refer to as our offering, at a price of $10.00 per share (subject to certain discounts) in the primary portion of the offering and $9.50 pursuant to our distribution reinvestment plan, which we refer to as the previous offering, was declared effective under the Securities Act by the SEC. Upon the SEC’s declaration of effectiveness of our offering, our previous offering was automatically terminated before any shares were sold. As of March 9, we had issued 300,000 shares of our common stock pursuant to our offering, all of which were issued to a wholly owned subsidiary of our sponsor. We intend to use the proceeds from our offering to acquire a diverse portfolio of multifamily properties located in the United States.

As of December 31, 2011, we had invested in seven multifamily properties for a total purchase price of approximately $133 million. These acquisitions were funded from the issuance by our operating partnership of limited partnership units and the incurrence of approximately $82 million of mortgage indebtedness.

We will pay our advisor 1.0% of the gross offering proceeds for organizational and offering expenses (other than dealer manager fees and selling commissions). Our advisor and its affiliates are responsible for the payment of our organization and offering expenses, other than selling commissions and the dealer manager fee, to the extent they exceed 1.0% of our gross offering proceeds. As of December 31, 2011, we had not issued any shares pursuant to our offering and, therefore, had not made any payment to our advisor for organization and offering expenses. As of December 31, 2011, our advisor had incurred $3.5 million of organization and offering expenses on our behalf. We will also pay selling commissions and a dealer manager fee to our dealer manager as described in the prospectus. As of December 31, 2011, we had not paid any selling commissions or dealer manager fee to our dealer manager.

Share Repurchase Program

We have adopted a share repurchase program that may enable stockholders to sell their shares to us in limited circumstances. During the year ended December 31, 2011, we did not repurchase any of our securities under our share repurchase program.

ITEM 6.	Selected Financial Data

The following selected financial data information should be read in conjunction with Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements, including the notes thereto, included elsewhere herein.

Our results of operations for the year ended December 31, 2011 are not indicative of those expected in future periods. We have not yet invested all of the proceeds received to date from our public offering and expect to continue to raise additional capital, increase our borrowings and make future acquisitions, which would have a significant impact on our future results of operations. We were formed on March 26, 2009 and commenced our offering on June 10, 2011, but did not commence real estate operations until April 29, 2011 when we acquired six multifamily properties. As a result, we had no material results of operations for the period from March 26, 2009 (inception) to April 29, 2011. We subsequently acquired one additional multifamily property, the Centrepoint Apartments, on December 16, 2011. In general, we expect our results of operations to improve in future periods as a result of anticipated future acquisitions of real estate (dollars in thousands, except share and per share data).

	As of and for the Years Ended December 31		As of and for the Period from March 26, 2009 (inception) to December 31,
	2011	2010	2009
Operating Data:
Total revenue	$8,668	$5	$2
Total expenses	(9,038)	(1)	(1)
Net income (loss)	(370)	4	1
Net income (loss) allocable to common shares	(112)	4	1
Earnings (loss) per share:
Basic	$(5.60)	$0.20	$0.06
Diluted	$(5.60)	$0.20	$0.06

Balance Sheet Data:
Investments in real estate	$128,124	$—	$—
Total assets	131,352	209	206
Total indebtedness	82,175	—	—
Total liabilities	84,294	2	3
Total equity	47,058	207	203

	As of and for the year ended December 31
	2011	2010	2009
Other Data:
Common shares outstanding	20,000	20,000	20,000
Limited partnership units outstanding	5,274,900	—	—
Cash distributions declared per common share/unit	$0.30	$—	$—

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We were formed on March 26, 2009 as a Maryland corporation that intends to qualify as a real estate investment trust, or REIT, for the taxable year ended December 31, 2011. We are externally managed by our advisor, Independence Realty Advisors, LLC, an indirect, wholly owned subsidiary of our sponsor, RAIT Financial Trust (NYSE: “RAS”). We own substantially all of our assets and conduct our operations through Independence Realty Operating Partnership, LP, or our operating partnership, of which we are the sole general partner. As used herein, the terms “we,” “our” and “us” refer to our company and, as required by context, our operating partnership and their subsidiaries.

We intend to invest in a diversified portfolio of multifamily properties located throughout the United States. We target primarily core and stabilized multifamily properties that are well leased and produce predictable income. To a lesser extent we seek to acquire properties that require limited capital expenditures, have existing cash flow and offer opportunities for enhanced returns, with a primary focus on multifamily properties and a lesser focus on other asset classes.

Our investment objectives are to:

•	pay attractive and consistent cash distributions;

•	preserve invested capital; and

•	provide a diversified direct investment in multifamily properties.

On May 14, 2010, our Registration Statement on Form S-11 (File No. 333-160093) for an offering of a minimum of 250,000 shares and a maximum of 100,000,000 shares of common stock for sale to the public, which we refer to as the previous offering, was declared effective under the Securities Act by the SEC. Before our outstanding common stock was acquired on January 20, 2011 by a wholly owned subsidiary of our sponsor, during 2010, we suspended sales under the previous offering, refunded all subscriptions received and did not recommence selling our shares. On June 10, 2011, our Registration Statement on Form S-11 (File No. 333-173391) for an offering of a minimum of 250,000 shares and a maximum of 100,000,000 shares of common stock for sale to the public, which we refer to as our offering, was declared effective under the Securities Act by the SEC. Upon the SEC’s declaration of effectiveness of our offering, our previous offering was automatically terminated before any shares were sold. As of March 9, 2012, we had issued 300,000 shares pursuant to our offering. We intend to use the proceeds from our offering to acquire a diverse portfolio of multifamily properties located in the United States. Our offering will end no later than June 10, 2013 unless we elect to extend it to a date no later than June 10, 2014 in states that permit us to make this one-year extension.

Our Investment Portfolio

During 2011, we exited our development stage with the acquisition of six multifamily properties from our sponsor in April 2011. The aggregate purchase price for the properties was $103.8 million, exclusive of closing costs. In connection with the acquisition, we assumed $64.6 million in mortgage debt and our operating partnership issued $39.2 million in limited partnership units. In December 2011, we acquired a fee simple interest in our seventh multi-family property from our sponsor for an aggregate purchase price of $29.5 million, exclusive of closing costs, comprised of $17.6 million in cash and $11.9 million in limited partnership units of our operating partnership. As of December 31, 2011, the total cost of our real investment portfolio of seven multi-family properties with 1,812 units, was $137.4 million exclusive of closing costs. As of the same date, the average physical occupancy was 93.4% and the average monthly effective rent per unit was $721.

Non-GAAP Financial Measures

Funds from Operations and Modified Funds from Operations

We believe that funds from operations, or FFO, and modified funds from operations, or MFFO, each of which are non-GAAP measures, are additional appropriate measures of the operating performance of a REIT and us in particular. We compute FFO in accordance with the standards established by the National Association of Real Estate Investment Trusts, or NAREIT, as net income (loss) (computed in accordance with GAAP), excluding real estate-related depreciation and amortization expense, gains or losses on sales of real estate and after adjustments for unconsolidated partnerships and joint ventures.

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

Set forth below is a reconciliation net income (loss) to FFO and MFFO for the years ended December 31, 2011, 2010 and 2009 (in thousands, except share information):

	For the Years Ended December 31		For the Period from March 26, 2009 (inception) to December 31,
	2011	2010	2009
Funds From Operations:
Net income (loss)	$(370)	$4	$1
Adjustments:
Real estate depreciation and amortization	1,771	—	—

Funds from operations	$1,401	$4	$1

Weighted-average shares—diluted (a)	4,146,260	20,000	20,000

Modified Funds From Operations:
Funds From Operations	$1,401	$4	$1
Adjustments:
Acquisition expenses	488	—	—

Modified funds from operations	$1,889	$4	$1

Weighted-average shares—diluted (a)	4,146,260	20,000	20,000

(a)	Weighted-average shares—diluted includes 4,146,260 limited partnership units that are convertible into common stock for the year ended December 31, 2011. No such units existed in 2010 or 2009. The limited partnership units are excluded in calculating weighted average shares in the consolidated financial statements because their effect was anti-dilutive.

Results of Operations

Year Ended December 31, 2011 Compared to the Year Ended December 31, 2010

We generated $8.7 million of revenue during the year ended December 31, 2011 as a result of the acquisition of six properties in April 2011 and one property in December 2011. Prior to the April acquisition, we did not own any revenue-producing assets and as such the financial information for the year ended December 31, 2011 is not comparable to the financial information for the year ended December 31, 2010. Our revenue for the year ended December 31, 2010 was comprised of interest income on short-term loans to our former sponsor in the aggregate principal amount of $200,000. These loans had a weighted average interest rate of 5.8%.

We incurred $7.3 million of expenses during the year ended December 31, 2011, comprised primarily of property operating expenses of $4.5 million, acquisition expenses of $0.5 million and depreciation and amortization of $1.8 million. As discussed above, these expenses relate to the acquisition and ownership of the seven properties we acquired in 2011. We incurred certain general and administrative expenses related to audit and other professional fees, trustee fees and other federal and state filing fees during the year ended December 31, 2011 of $0.6 million. We did not incur any expenses during the year ended December 31, 2010.

During the year ended December 31, 2011, we incurred $1.7 million of interest expense associated with the $82.2 million of mortgage indebtedness used to finance the seven properties we acquired in 2011.

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain investments, pay distributions and other general business needs.

We believe our available cash balances, other financing arrangements and cash flows from operations will be sufficient to fund our liquidity requirements with respect to our existing portfolio for the next 12 months. We expect to raise capital in our offering, increase our borrowings and make future acquisitions, which would have a significant impact on our future results of operations. In general, we expect that our income and expenses related to our portfolio will increase in future periods as a result of anticipated future acquisitions of real estate. Should our liquidity needs exceed our available sources of liquidity, we believe that we could sell assets to raise additional cash. We may not be able to obtain additional financing when we desire to do so or on terms and conditions acceptable to us. If we fail to obtain additional financing, our ability to maintain or grow our business will be constrained.

Our primary cash requirements are to:

•	make investments and fund the associated costs;

•	repay our indebtedness;

•	pay our operating and organization and offering expenses, including fees paid to our advisor and Jupiter Communites, LLC, our property manager;

•	fund repurchases of shares pursuant to our share repurchase program; and

•	distribute a minimum of 90% of our REIT taxable income and to make investments in a manner that enables us to maintain our qualification as a REIT.

We intend to meet these liquidity requirements primarily through:

•	the use of our cash and cash equivalent balances of $1.1 million as of December 31, 2011;

•	cash generated from operating activities;

•	proceeds from the sale of our common stock pursuant to our offering and our distribution reinvestment plan; and

•	proceeds from future borrowings.

Cash Flows

As of December 31, 2011 and 2010, we maintained cash and cash equivalents of approximately $1.1 million and $0.2 million, respectively. Our cash and cash equivalents were generated from the following activities (dollars in thousands):

	For the Year Ended December 31		For the Period from March 26, 2009 (inception) to December 31,
	2011	2010	2009
Cash flow from operating activities	$2,196	$3	$4
Cash flow from investing activities	(18,788)	0	0
Cash flow from financing activities	17,490	0	202

Net change in cash and cash equivalents	898	3	206
Cash and cash equivalents at beginning of period	209	206	0

Cash and cash equivalents at end of period	$1,107	$209	206

Our increased cash inflow from operating activities during the year ended December 31, 2011 is due to the acquisition of the seven multifamily properties in 2011.

Our cash outflows from investing activities is due to the cash used to acquire properties and capital expenditures during 2011.

The cash inflow from our financing activities during the year ended December 31, 2011 is substantially due to proceeds from mortgage indebtedness, offset by dividends/distributions we paid on our common shares and limited partnership units.

Contractual Commitments

The table below summarizes our contractual obligations as of December 31, 2011:

	Payment due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(dollars in thousands)
Principal payments on outstanding debt obligations	$82,175	$—	$515	$1,340	$80,320
Interest payments on outstanding debt obligations(a)	27,867	3,151	6,453	6,320	11,943

Total	$110,042	$3,151	$6,968	$7,660	$92,263

(a)	All variable-rate indebtedness assumes a 30-day LIBOR rate of 0.435% (the 30-day LIBOR rate at December 31, 2011).

Review of Our Policies

Our board of directors, including our independent directors, has reviewed our policies described in this Annual Report and our registration statement and determined that they are in the best interest of our stockholders because (1) they increase the likelihood that we will be able to acquire a diversified portfolio of income-producing multifamily properties, thereby reducing risk in our portfolio; (2) there are sufficient property acquisition opportunities with the attributes that we seek; (3) our executive officers, our directors, the affiliates of our advisor and our property manager have expertise with the type of real estate investments we seek; and (4) borrowings should enable us to purchase assets and earn rental income more quickly, thereby increasing our likelihood of generating income for our stockholders and preserving stockholder capital.

Critical Accounting Estimates and Policies

We consider the accounting policies discussed below to be critical to an understanding of how we report our financial condition and results of operations because their application places the most significant demands on the judgment of our management.

Our financial statements are prepared on the accrual basis of accounting in accordance with GAAP. The preparation of financial statements in conformity with GAAP requires management to make use of estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

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

In December 2011, the FASB issued an accounting standard classified under FASB ASC Topic 360, “Property, Plant, and Equipment.” This accounting standard amends existing guidance to resolve the diversity in practice about whether the guidance for real estate sales applies to a parent that ceases to have a controlling financial interest in a subsidiary that is in substance real estate as a result of default on the subsidiary’s nonrecourse debt. This accounting standard is effective for fiscal years, and interim periods with those years, beginning on or after June 15, 2012. Management is currently evaluating the impact that these standards may have on our consolidated financial statements.

Subsequent Events

Sale of Preferred Stock

On January 4, 2012, we issued and sold 125 shares of our newly designated 12.5% Series A Cumulative Non-Voting Preferred Stock, $0.01 par value per share, which we refer to as the Series A Preferred Stock, for a purchase price of $1,000 per share, or $125,000 in the aggregate, to 125 accredited investors who are not affiliated with us. We intend to qualify and elect to be taxed as a REIT beginning with the taxable year ending December 31, 2011. One requirement we must meet to qualify as a REIT is that 100 or more persons must own our outstanding shares of capital stock during at least 335 days of a taxable year of 12 months, other than our first REIT taxable year. We expect that the sale of our Series A Preferred Stock will ensure that we can meet this requirement.

In connection with our sale of the Series A Preferred Stock, our operating partnership created a series of 125 preferred units of the operating partnership designated as 12.5% Series A Preferred Units, which we refer to as the Series A Preferred Units. The Series A Preferred Units rank senior to all other equity securities issued by our operating partnership and have preferential rights with respect to distributions, liquidation and redemption. Promptly after the closing of our sale of the Series A Preferred Stock to our sponsor, we contributed the proceeds from such sale to our operating partnership in exchange for 125 Series A Preferred Units.

Declaration of Distributions

On February 15, 2012, our board of directors authorized and declared distributions on our Series A Preferred Stock for the quarterly period ending on March 31, 2012. The distributions will be payable to the holders of the Series A Preferred Stock of record at a rate of $0.34153005 per day, which is an amount that is equivalent to a 12.5% annualized distribution rate based on a share price of $1,000.00. The distributions will be aggregated and paid in cash on July 29, 2012, pursuant to the requirements of our charter.

On February 15, 2012, our board of directors authorized and declared distributions on our common stock for the months of January, February and March 2012. The distributions will be payable to the holders of our common stock of record at a rate of $0.00163934 per day, which is an amount that is equivalent to a 6.0% annualized distribution rate based on a share price of $10.00. The distributions for each month will be aggregated and paid on or before the fifteenth day following the completion of each respective month. All distributions will be paid in cash or reinvested in stock for those participating in our distribution reinvestment plan.

Status of Our Public Offering and Sale of Common Stock to Our Sponsor

Pursuant to the terms of our offering, which we commenced our offering on June 10, 2011, we are required to terminate the offering and promptly return investors’ subscription payments, with interest, in the event that we do not sell a minimum of $2,500,000 in shares of our common stock. On February 29, 2012, we satisfied the minimum offering amount as a result of our sale of $3,000,000 in shares of our common stock for $10.00 per share in our offering to a wholly owned subsidiary of our sponsor in exchange for cash.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. We may be exposed to interest rate changes primarily as a result of long-term debt used to maintain liquidity, fund capital expenditures and expand our real estate investment portfolio and operations. Market fluctuations in real estate financing may affect the availability and cost of funds needed to expand our investment portfolio. In addition, restrictions upon the availability of real estate financing or high interest rates for real estate loans could adversely affect our ability to dispose of real estate in the future. We will seek to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. We may use derivative financial instruments to hedge exposures to changes in interest rates on loans secured by our assets. The market risk associated with interest-rate contracts is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken. With regard to variable rate financing, our advisor will assess our interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. Our advisor will maintain risk management control systems to monitor interest rate cash flow risk attributable to both our outstanding and forecasted debt obligations as well as our potential offsetting hedge positions. While this hedging strategy will be designed to minimize the impact on our net income and funds from operations from changes in interest rates, the overall returns on your investment may be reduced. We currently have limited exposure to financial market risks.

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

Interest Rate Risk and Sensitivity

Interest rates may be affected by economic, geo-political, monetary and fiscal policy, market supply and demand and other factors generally outside our control, and such factors may be highly volatile. A change in market interest rates applicable to the fixed portion of our indebtedness affects the fair value, but it has no effect on interest incurred or cash flows. A change in market interest rates applicable to the variable portion of our indebtedness affects the interest incurred and cash flows, but does not affect the fair value.

As of December 31, 2011, our only interest rate sensitive assets or liabilities related to our $82.2 million of indebtedness. We monitor interest rate risk routinely and seek to minimize the possibility that a change in interest rates would impact the interest incurred and our cash flows. To mitigate such risk, we will use interest rate derivative contracts. As of December 31, 2011, we do not have any interest rate derivatives in effect as all of our interest rate sensitive liabilities were fixed rate.

As of December 31, 2011, the fair value of our fixed-rate indebtedness was $85.8 million. The fair value estimate of our fixed rate debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated at December 31, 2011. A 100 basis point increase in market interest rates would decrease the fair value of our fixed-rate indebtedness by $3.7 million. A 100 basis point decrease in market interest rates would increase the fair value of our fixed-rate indebtedness by $3.9 million. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations.

ITEM 8.	Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

OF INDEPENDENCE REALTY TRUST, INC.

(A Maryland Corporation)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholder

Independence Realty Trust, Inc.

We have audited the accompanying consolidated balance sheets of Independence Realty Trust, Inc. (formerly Empire American Realty Trust, Inc.) (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2011 and 2010 and the related consolidated statements of operations, changes in equity, and cash flows for the years ended December 31, 2011 and 2010 and for the period from March 26, 2009 (date of inception) through December 31, 2009. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in the accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2011 and 2010 and the consolidated results of their operations and their cash flows for the year ended December 31, 2011 and 2010 and for the period from March 26, 2009 (date of inception) through December 31, 2009, in conformity with accounting principles generally accepted in The United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presented fairly, in all material respects, the information set forth therein.

/s/ Grant Thornton LLP

Philadelphia, Pennsylvania

March 9, 2012

Independence Realty Trust, Inc. and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands, except share and per share data)

	As of December 31, 2011	As of December 31, 2010
ASSETS:
Investments in real estate, net of accumulated depreciation of $9,304 and $0, respectively	$128,124	$0
Cash and cash equivalents	1,107	209
Restricted cash	1,072	0
Accounts receivable and other assets	543	0
Deferred costs, net of accumulated amortization of $15 and $0, respectively	506	0

Total assets	$131,352	$209

LIABILITIES AND EQUITY:
Mortgage indebtedness	$82,175	$0
Accounts payable and accrued expenses	1,529	2
Other liabilities	590	0

Total liabilities	84,294	2
Equity:
Stockholder’s equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized, no shares issued and outstanding	0	0
Common stock, $0.01 par value; 300,000,000 shares authorized, 20,000 shares issued and outstanding	0	0
Additional paid-in capital	200	200
Retained earnings (accumulated deficit)	(113)	5

Total stockholder’s equity	87	205
Non-controlling interest	46,971	2

Total equity	47,058	207

Total liabilities and equity	$131,352	$209

The accompanying notes are an integral part of these consolidated financial statements.

Independence Realty Trust, Inc. and Subsidiaries

Consolidated Statements of Operations

(Dollars in thousands, except share and per share data)

	For the Years Ended December 31		Period from March 26, 2009 (Date of inception) Through December 31
	2011	2010	2009
REVENUE:
Rental income	$7,716	$0	$0
Tenant reimbursement and other property income	441	0	0
Other income	511	5	2

Total revenue	8,668	5	2
EXPENSES:
Property operating expenses	4,477	0	0
General and administrative expenses	575	0	0
Acquisition expenses	488	0	0
Depreciation and amortization	1,771	0	0

Total expenses	7,311	0	0

Operating Income	1,357	5	2
Interest expense	(1,727)	0	0

Net income (loss) before income taxes:	(370)	5	2
Income tax provision	0	(1)	(1)

Net income (loss)	(370)	4	1
Loss allocated to non-controlling interest	258	0	0

Net income (loss) allocable to common shares	$(112)	$4	$1

Earnings (loss) per share:
Basic	$(5.60)	$0.20	$0.06

Diluted	$(5.60)	$0.20	$0.06

Weighted-average shares:
Basic	20,000	20,000	20,000

Diluted	20,000	20,000	20,000

The accompanying notes are an integral part of these consolidated financial statements.

Independence Realty Trust, Inc. and Subsidiaries

Consolidated Statements of Equity

(Dollars in thousands, except share and per share data)

	Stockholder’s Equity
	Common Stock		Additional Paid-In Capital	Retained Earnings (accumulated deficit)	Total Stockholder’s Equity	Non-Controlling Interest	Total Equity
	Shares	Amount
Balance, March 26, 2009 (Inception)	—	—	—	—	—	—	—
Proceeds from issuance of common stock	20,000	$0	$200	—	$200	—	$200
Issuance of non-controlling interest	—	—	—	—	—	$2	2
Net income	—	—	—	1	1	—	1

Balance, December 31, 2009	20,000	0	200	1	201	2	203
Net income	—	—	—	4	4	—	4

Balance, December 31, 2010	20,000	0	200	5	205	2	207
Net income (loss)	—	—	—	(112)	(112)	(258)	(370)
Distribution to non-controlling interest declared	—	—	—	—	—	(1,256)	(1,256)
Common dividends declared	—	—	—	(6)	(6)	—	(6)
Issuance of non-controlling interest	—	—	—	—	—	48,483	48,483

Balance, December 31, 2011	20,000	$0	$200	$(113)	$87	$46,971	$47,058

The accompanying notes are an integral part of these consolidated financial statements.

Independence Realty Trust, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Dollars in thousands)

	For the Years Ended December 31		Period from March 26, 2009 (Date of Inception) Through December 31
	2011	2010	2009
Cash flows from operating activities:
Net income (loss)	$(370)	$4	$1
Depreciation and amortization	1,771	0	0
Amortization of deferred financing costs	15	0	0
Changes in assets and liabilities:
Accounts receivable and other assets	(333)	0	0
Accounts payable and accrued expenses	1,075	(1)	3
Other liabilities	38	0	0

Net cash from operating activities	2,196	3	4
Cash flows from investing activities:
Acquisition of real estate properties	(18,244)	0	0
Capital expenditures	(868)	0	0
Increase in restricted cash	324	0	0

Net cash from investing activities	(18,788)	0	0
Cash flows from financing activities:
Proceeds from mortgage indebtedness	17,600	0	0
Proceeds from issuance of non-controlling interests	1,250	0	2
Proceeds from issuance of common stock	0	0	200
Payments for deferred financing costs	(338)	0	0
Proceeds from repayment of short-term notes	0	(200)	985
Issuance of short-term notes	0	200	(985)
Proceeds from subscriptions	0	1,130	0
Subscriptions payable	0	(1,130)	0
Distributions on common stock	(5)	0	0
Distributions to non-controlling interests	(1,017)	0	0

Net cash from financing activities	17,490	0	202

Net change in cash and cash equivalents	898	3	206
Cash and cash equivalents, beginning of period	209	206	0

Cash and cash equivalents, end of the period	$1,107	$209	$206

The accompanying notes are an integral part of these consolidated financial statements.

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of December 31, 2011

(Dollars in thousands, except share and per share data)

NOTE 1: Organization

Independence Realty Trust, Inc., or the Company, was formed on March 26, 2009 as a Maryland corporation that intends to qualify as a real estate investment trust, or REIT, commencing with the taxable year ended December 31, 2011. As used herein, the terms “we,” “our” and “us” refer to the Company and, as required by context, Independence Realty Operating Partnership, LP, which we refer to as our operating partnership, and their subsidiaries. References to “shares” and “our common stock” refer to the shares of our common stock. We intend to invest the net proceeds of our ongoing public offering in a diversified portfolio of multifamily properties with strong and stable cash flows that have the potential to generate attractive distributions for its investors, with a primary focus on core and stabilized multifamily properties that are well leased and produce predictable income. We own substantially all of our assets and conduct our operations through our operating partnership, of which we are the sole general partner.

We sold 20,000 shares of our common stock to Independence Realty Advisors, LLC, our advisor, on April 30, 2009. Our advisor was purchased on January 20, 2011 by a wholly owned subsidiary of RAIT Financial Trust, or our sponsor, a Maryland REIT whose shares are publicly-traded on the New York Stock Exchange under the symbol “RAS.” As of December 31, 2011, our sponsor indirectly owned all of our outstanding common stock.

On May 14, 2010, our Registration Statement on Form S-11 (File No. 333-160093) for an offering of a minimum of 250,000 shares and a maximum of 100,000,000 shares of common stock for sale to the public at a price of $10.00 per share, which we refer to as our previous offering, was declared effective by the SEC. On April 8, 2011, we filed a new Registration Statement on Form S-11 (File No. 333-173391) for an offering of a minimum of 250,000 shares and a maximum of 100,000,000 shares of common stock for sale to the public at a price of $10.00 per share (subject to certain discounts) in the primary offering and $9.50 per share pursuant to our distribution reinvestment plan, which we refer to collectively as our offering. Upon the SEC’s declaration of effectiveness of our offering on June 10, 2011, our previous offering was automatically terminated. As of December 31, no shares had been sold in our offering or our previous offering.

Subject to certain restrictions and limitations, our business is externally managed on a day-to-day basis by our advisor, a wholly owned subsidiary of our sponsor, pursuant to an advisory agreement between us and our advisor. Our advisor conducts our operations and manages our portfolio of real estate investments. We have no paid employees.

We have retained Independence Realty Securities, LLC, or our dealer manager, a wholly owned subsidiary of our sponsor, to serve as our dealer manager for our offering and assume responsibility for marketing our common shares. Because our advisor and our dealer manager are indirectly owned and controlled by our sponsor, they are affiliated with us and are considered related parties. Our advisor and our dealer manager will receive compensation and fees for services related to our offering and for the investment and management of our assets. The compensation levels during our offering, acquisition and operational stages are based on percentages of offering proceeds, the cost of properties acquired and the annual revenue earned from such properties, respectively.

As of December 31, 2011, we owned seven multifamily properties with 1,812 units located in five states, with a total cost of $137.4 million, exclusive of closing costs.

NOTE 2: Summary of Significant Accounting Policies

a. Basis of Presentation

The accompanying consolidated financial statements have been prepared by management in accordance with U.S. generally accepted accounting principles, or GAAP. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our consolidated financial position and consolidated results of operations, equity and cash flows are included.

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

d. Organization and Offering Costs

During 2011, we exited our development stage and we became fully operational. As such, we no longer provide the additional reporting requirements of development stage enterprises. We have incurred and expect to incur additional accounting and offering costs in connection with our offering. The offering and organization costs, which are primarily being incurred by our advisor, are expected to be paid or reimbursed by us with offering proceeds.

Our advisor has advanced or reimbursed and may continue to advance or reimburse, all the organization and offering costs incurred on our behalf. These costs are not included in our consolidated financial statements because such costs are not a liability of ours until the subscriptions for the minimum number of our common shares are received and accepted. Organization and offering costs include items such as legal and accounting fees, marketing, promotional and printing costs. All organizational cost will be expensed when incurred. All offering costs will be recorded as a reduction of additional paid-in-capital when incurred. Our advisor has incurred $3,538 of organization and offering costs from our date of inception through December 31, 2011.

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

i. Income Taxes

We expect that we will qualify and elect to be taxed as a REIT beginning with the taxable year ending December 31, 2011. For the year ended December 31, 2011 and 2010, we recorded income tax expense of $0 and $1, respectively.

To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our ordinary taxable income to stockholders. As a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income taxes on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders, however, we believe that we will be organized and operate in such a manner as to qualify and maintain treatment as a REIT and intend to operate in such a manner so that we will qualify and remain qualified as a REIT for federal income tax purposes.

j. Earnings Per Share

Earnings per share is computed in accordance with FASB ASC Topic 260, “Earnings per Share”, by dividing the net income by the weighted average number of common shares outstanding during the respective period. Earnings per share excludes 5,274,900 limited partnership units that are convertible into common stock as their effect would be anti-dilutive for the year ended December 31, 2011. No such limited partnership units existed in 2010.

k. Recent Accounting Pronouncements

On January 1, 2011, we adopted ASU No. 2010-29, “Disclosure of Supplementary Pro Forma Information for Business Combinations.” This accounting standard requires that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. This accounting standard also expands the supplemental pro forma disclosures under FASB ASU Topic 805, “Business Combinations,” to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The adoption of this standard did not have a material effect on our consolidated financial statements.

In December 2011, The FASB issued an accounting standard classified under FASB ASC Topic 360, “Property, Plant, and Equipment”. This accounting standard amends existing guidance to resolve the diversity in practice about whether the guidance for real estate sales applies to a parent that ceases to have a controlling financial interest in a subsidiary that is in substance real estate as a result of default on the subsidiary’s nonrecourse debt. This accounting standard is effective for fiscal years, and interim periods with those years, beginning on or after June 15, 2012. Management is currently evaluating the impact that these standards may have on our consolidated financial statements.

NOTE 3: Investments in Real Estate

As of December 31, 2011, our investments in real estate consisted of seven multifamily real estate properties with 1,812 units. The table below summarizes our investments in real estate:

Land	$27,089
Building	109,072
Furniture, fixtures and equipment	1,267

Total investment in real estate	137,428
Accumulated depreciation	(9,304)

Investments in real estate, net	$128,124

Acquisitions

On April 29, 2011, we, through our operating partnership, acquired six multifamily properties, which we refer to as the initial portfolio, from six wholly-owned subsidiaries of our sponsor. The contribution value of the initial portfolio was $103,790. In connection with the acquisition of the initial portfolio, our operating partnership assumed $64,575 of mortgage indebtedness and issued $39,215 of limited partnership interests, or 3,921,500 limited partner units, to our sponsor. In addition, our sponsor purchased an additional 125,000 limited partner units for $1,250 in cash on April 29, 2011. Because, we are wholly owned by our sponsor and under common control, the assets and liabilities of the initial portfolio were recorded at our sponsor’s carrying amount, or book value, at the time of contribution, pursuant to Staff Accounting Bulletin Topic 5G and ASC 805-50-30-5.

On December 16, 2011, we entered into a purchase and sale agreement with a wholly owned subsidiary of our sponsor, pursuant to which we purchased a 320-unit multi-family property, which we refer to as Centrepoint Apartments, located in Tucson, Arizona from our sponsor for a purchase price of $29,500. We obtained a $17,600 first mortgage on Centrepoint Apartments and issued $12,282 of limited partnership interests, or 12,282,000 limited partnership units, in our operating partnership. Because, we are wholly owned by our sponsor, the assets and liabilities of the property were recorded at our sponsor’s carrying amount at the time of acquisition, pursuant to Staff Accounting Bulletin Topic 5G and ASC 805-50-30-5.

The following table summarizes the aggregate carrying value of the assets and liabilities associated with the properties acquired during the year ended December 31, 2011, on the respective date of each acquisition, for the real estate accounted for under FASB ASC Topic 805.

Description	Carrying Amount
Assets acquired:
Investments in real estate, net	$128,124
Liabilities assumed:
Mortgage indebtedness	(82,175)

Carrying amount of net assets acquired	$45,949

Our consolidated unaudited pro forma information, after including the acquisition of real estate properties, is presented below as if the acquisitions occurred on January 1, 2011. These pro forma results are not necessarily indicative of the results which actually would have occurred if the acquisition had occurred on the first day of the periods presented, nor does the pro forma financial information purport to represent the results of operations for future periods:

Description	For the Year Ended December 31, 2011	For the Year Ended December 31, 2010
Total revenue, as reported	$8,668	$5
Pro forma revenue	15,222	15,227
Net income (loss) allocable to common shares, as reported	(112)	4
Pro forma net income (loss) allocable to common shares	(112)	4

NOTE 4: Mortgage Indebtedness

A summary of each mortgage, as of December 31, 2011, is as follows:

Property	Outstanding Principal	Current Interest Rate	Maturity Date	Interest Terms
Crestmont Apartments	$6,750	5.7%	May 1, 2021	Fixed rate. Interest only payments are due monthly. Beginning May 1, 2013, principal and interest payments are required based on a 30-year amortization schedule

Cumberland Glen Apartments	6,900	5.7	May 1, 2021	Fixed rate. Interest only payments are due monthly. Beginning May 1, 2013, principal and interest payments are required based on a 30-year amortization schedule

Copper Mill Apartments	7,350	5.7	May 1, 2021	Fixed rate. Interest only payments are due monthly. Beginning May 1, 2013, principal and interest payments are required based on a 30-year amortization schedule

Heritage Trace Apartments	5,500	5.7	May 1, 2021	Fixed rate. Interest only payments are due monthly. Beginning May 1, 2013, principal and interest payments are required based on a 30-year amortization schedule

Belle Creek Apartments	10,575	2.5	April 28, 2021	Fixed rate of interest at 2.5% for the first two years with a floating rate thereafter at 225 basis points over 30-day LIBOR. Interest only

Tresa at Arrowhead	27,500	2.5	April 28, 2021	Fixed rate of interest at 2.5% for the first two years with a floating rate thereafter at 225 basis points over 30-day LIBOR. Interest only

Centrepoint Apartments	17,600	3.7	January 1, 2019	Fixed rate. Interest only payments are due monthly. Beginning February 1, 2015, principal and interest payments are required based on a 30-year amortization schedule

Total /Weighted-Average	$82,175	3.8%

Maturity of Indebtedness

The following table displays the principal repayments on of our indebtedness by year:

2012	$—
2013	181
2014	334
2015	643
2016	697
Thereafter	80,320

Total	$82,175

NOTE 5: Stockholder Equity and Non-Controlling Interest

Stockholder Equity

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

On July 28, 2011, our board of directors authorized and declared a special dividend for July 2011, paid to the stockholder of record on July 29, 2011, in an amount equal to $0.0509589 per share, for a total of $1. Additionally, our board of directors declared dividends for the months of August, September, October, November and December 2011, paid to the stockholders at a rate of $0.0016438 per share per day, for a total of $5.

Non-controlling Interest

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

Our operating partnership issued $12,282 of limited partnership interests, or 12,282,000 limited partnership units to our sponsor in connection with the acquisition of the Centrepoint Apartments. We recorded the issuance of these limited partnership units at $10,075 as the property was recorded at our sponsor’s historical carrying amount at the time of acquisition.

On July 28, 2011, our board of directors authorized and declared a special distribution for July 2011, paid to partnership unit holders of record on July 29, 2011, in an amount equal to $0.0509589 per share, for a total of $206. Additionally, our board of directors declared distributions for the months of August, September, October, November and December 2011, at a rate of $0.0016438 per share per day on each partnership unit outstanding at the close of business on each day, for a total of $1,050.

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

NOTE 7: Related Party Transactions and Arrangements

Fees and Expenses Paid to Our Advisor

Our advisor generally has responsibility for our day-to-day operations. Pursuant to the terms of our Advisory Agreement, we pay our advisor the fees described below.

•

We pay to our advisor an asset management fee that is payable quarterly in an amount equal to 0.1875% of the average invested assets as of the last day of the quarter, which equates to an annualized rate of 0.75% per annum. Average invested assets means the average of the aggregate book value of our assets invested in interests in, and loans secured by, real estate before reserves for depreciation or bad debt or other similar non-cash reserves. As part of the acquisition of our initial portfolio, our advisor agreed to waive any asset management fees on the initial portfolio for the first two years of our ownership. For the year ended December 31, 2011, we paid $9 of asset management fees to our advisor.

•

If our advisor provides services in connection with the financing of any debt that we obtain, we will pay the advisor a financing coordination fee equal to 1.0% of the amount available and/or outstanding under such financing, subject to certain limitations. We do not pay financing coordination fees in connection with debt provided by our sponsor. The services our advisor may perform include, without limitation, searching for lenders in connection with a proposed refinancing and negotiating the terms of any proposed refinancing with such lenders. Our advisor may reallow some or all of this fee to reimburse third parties that it retains to procure any such refinancing. For the year ended December 31, 2011, we did not pay any financing coordination fees to our advisor.

•

We may pay our advisor a disposition fee upon the sale of one or more of our properties in an amount equal to the lesser of (a) one-half of the commission that would be reasonable, customary and competitive in light of the size, type and location of the asset or (b) 1% of the sale price of the asset. Payment of such fee may be made only if the advisor provides a substantial amount of services in connection with the sale of the asset. In addition, the amount paid when added to all other commissions paid to unaffiliated parties in connection with such sale shall not exceed the lesser of the commission that would be reasonable, customary and competitive in light of the size, type and location of the asset or an amount equal to 6% of the sale price of such asset. For the year ended December 31, 2011, we did not pay any disposition fees to our advisor.

In addition to the fees we pay to our advisor pursuant to the advisory agreement, we also reimburse our advisor and its affiliates for the costs and expenses, subject to the limitations described below under the heading “2%/25% Guidelines.” We do not reimburse the advisor or its affiliates for services for which the advisor or its affiliates are entitled to compensation in the form of a separate fee. If the advisor or its affiliates perform services that are outside of the scope of the advisory agreement, we will compensate them at rates and in amounts agreed upon by the advisor and the independent directors. We reimburse our advisor for acquisition expenses up to a maximum amount which, collectively with all acquisition fees and expenses, will not exceed, in the aggregate, 6% of the gross offering proceeds from our public offering.

•

We may reimburse our advisor for certain costs it incurs in connection with the services it provides to us including, but not limited to: (i) organization and offering costs in an amount up to 1% of gross offering proceeds, which include actual legal, accounting, printing and expenses attributable to preparing the SEC registration statement, qualification of the shares for sale in the states and filing fees incurred by the advisor, as well as reimbursements for salaries and direct expenses of its employees, including, without limitation, employee benefits, while engaged in registering the shares and other organization costs, other than selling commissions and the dealer manager fee; (ii) advertising expenses, expense reimbursements, and legal and accounting fees; (iii) the actual cost of goods and materials used by us and obtained from entities not affiliated with the advisor; (iv) administrative services (including personnel costs; provided, however, that no reimbursement shall be made for costs of personnel to the extent that such personnel perform services in transactions for which the advisor receives a separate fee); and (v) rent, leasehold improvement costs, utilities or other administrative items generally constituting our advisor’s overhead. We will not reimburse the advisor for any services for which we will pay the advisor a separate fee. For the year ended December 31, 2011, our advisor incurred $3,538 of these expenses and was reimbursed by us for $0 of such expenses.

•

We reimburse our advisor for expenses it incurs in connection with our purchase of an asset. The acquisition fees and expenses for any particular asset, including amounts payable to affiliates, will not exceed, in the aggregate, 6% of the contract purchase price (including any mortgage assumed) of the asset. Our advisor will be paid acquisition expenses and we will reimburse our advisor for acquisition expenses only to the extent that acquisition fees and acquisition expenses collectively do not exceed 6% of the contract price of our assets. For the year ended December 31, 2011, we reimbursed our advisor for $0 of acquisition expenses.

Our advisory agreement has a one-year term, subject to an unlimited number of successive one-year renewals upon mutual consent of the parties. We may terminate the advisory agreement without penalty upon 60 days’ written notice. If we terminate the advisory agreement, we will pay our advisor all unpaid advances for operating expenses and all earned but unpaid fees.

2%/25% Guidelines

Commencing on the fourth fiscal quarter following the quarter ended June 30, 2011, our advisor must reimburse us for the amounts, if any, by which our total REIT operating expenses paid during the previous fiscal year exceed the greater of:

•	2% of our average invested assets for that fiscal year; or

•	25% of our net income for that fiscal year;

provided, however, that only so much of the excess specified above will be required to be reimbursed as the board of directors, including a majority of the independent directors, determines should justifiably be reimbursed in light of any unanticipated, unusual or non-recurring factors. Within 60 days after the end of the quarter for which the excess occurred, the stockholders will be sent a written disclosure and explanation of the factors the independent directors considered in arriving at the conclusion that the higher total operating expenses were justified. Operating expenses are defined for this purpose as all expenses paid or incurred by us, as determined under GAAP, that are in any way related to our operation, including advisory fees, but excluding (i) the expenses of raising capital such as organization and offering expenses, legal, audit, accounting, underwriting, brokerage, listing, registration and other fees, printing and other such expenses and taxes incurred in connection with the issuance, distribution, transfer, registration and stock exchange listing of our stock; (ii) interest payments; (iii) taxes; (iv) non-cash expenditures such as depreciation, amortization and bad debt reserves; (v) reasonable incentive fees based on the gain from the sale of our assets; and (vi) acquisition fees and expenses (including expenses relating to potential investments that we do not close), disposition fees on the resale of property and other expenses connected with the acquisition, disposition and ownership of real estate interests, loans or other property (including the costs of foreclosure, insurance premiums, legal services, maintenance, repair and improvement of property).

Selling Commissions and Fees Paid to our Dealer Manager

The dealer manager for our public offering of common stock is Independence Realty Securities, LLC, an indirect wholly owned subsidiary of our sponsor. Our dealer manager is a licensed broker-dealer registered with FINRA. Our dealer manager is entitled to certain selling commissions, dealer manager fees and reimbursements relating to raising capital. Our dealer manager agreement with our dealer manager provides for the following compensation:

•

We pay our dealer manager selling commissions of up to 7.0% of the gross proceeds from our public offering. Our dealer manager intends to reallow all or a portion of commissions earned for those transactions that involve participating broker-dealers. For the year ended December 31, 2011, we did not pay any selling commissions to our dealer manager.

•

We pay our dealer manager a dealer manager fee of 3.0% of the gross proceeds from our public offering. Our dealer manager, in its sole discretion, may reallow a portion of its dealer manager fee of up to 1.5% of the gross offering proceeds to be paid to such participating broker-dealers. For the year ended December 31, 2011, we did not pay any dealer manager fees to our dealer manager.

•

We may reimburse our dealer manager for its reasonable bona fide due diligence expenses and reimburse it for reimbursements it may make to broker-dealers for reasonable bona fide due diligence expenses which are included in a detailed and itemized invoice. Reimbursement of these amounts, combined with the reimbursement of all other organizational and offering costs, shall not exceed 15% of the gross proceeds raised in our public offering. For the year ended December 31, 2011, our dealer manager incurred $0 of reimbursable due diligence expenses.

Property Management Fees Paid to Our Property Manager

We have entered into property management agreements with Jupiter Communities, LLC, or our property manager, which is majority owned by our sponsor, with respect to each of our properties. Pursuant to the property management agreements, we pay our property manager property management and leasing fees on a monthly basis of an amount up to 4.0% of the gross revenues from the property for each month. Additionally, we may pay our property manager a separate fee for the one-time initial rent-up or leasing-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s length transactions by others rendering similar services in the same geographic area for similar properties as determined by a survey of brokers and agents in such area. Each management agreement has an initial one year term, subject to automatic one-year renewals unless either party gives prior notice of its desire to terminate the management agreement. For the year ended December 31, 2011, we paid $339 of property management and leasing fees to our property manager.

NOTE 8: Quarterly Financial Data (Unaudited)

The following table summarizes our quarterly financial data which, in the opinion of management, reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of our results of operations:

	For the Three-Month Periods Ended
	March 31	June 30	September 30	December 31
2011:
Total revenue	$—	$2,174	$3,222	$3,272
Net income (loss)	(63)	(189)	(65)	(53)
Net income (loss) allocable to common shares	(63)	27	(48)	(28)
Total earnings (loss) per share—Basic (a)	$(3.16)	$1.35	$(2.40)	$(1.40)
Total earnings (loss) per share—Diluted (a)	$(3.16)	$1.35	$(2.40)	$(1.40)
2010:
Total revenue	$2	$3	$0	$0
Net income (loss)	2	3	(1)	0
Net income (loss) allocable to common shares	2	3	(1)	0
Total earnings (loss) per share—Basic (a)	$0.13	$0.13	$(0.06)	$—
Total earnings (loss) per share—Diluted (a)	$0.13	$0.13	$(0.06)	$—

(a)	The summation of quarterly per share amounts do not equal the full year amounts.

NOTE 9: SEGMENT REPORTING

Segments

We have identified one operating segment; and have determined that it is one reportable segment. As a group, our executive officers act as the Chief Operating Decision Maker (“CODM”). The CODM reviews operating results to make decisions about all investments and resources and to assess performance for the entire company. Our portfolio consists of one reportable segment, investments in real estate through the mechanism of lending and/or ownership. The CODM manages and reviews our operations as one unit. Resources are allocated without regard to the underlying structure of any investment, but rather after evaluating such economic characteristics as returns on investment, leverage ratios, current portfolio mix, degrees of risk, income tax consequences and opportunities for growth. We have no single customer that accounts for 10% or more of revenue.

NOTE 10: SUBSEQUENT EVENTS

Sale of Preferred Stock

On January 4, 2012, we issued and sold 125 shares of our newly designated 12.5% Series A Cumulative Non-Voting Preferred Stock, $0.01 par value per share, which we refer to as the Series A Preferred Stock, for a purchase price of $1,000 per share, or $125,000 in the aggregate, to 125 accredited investors who are not affiliated with us. We intend to qualify and elect to be taxed as a REIT beginning with the taxable year ending December 31, 2011. One requirement we must meet to qualify as a REIT is that 100 or more persons must own our outstanding shares of capital stock during at least 335 days of a taxable year of 12 months, other than our first REIT taxable year. We expect that the sale of our Series A Preferred Stock will ensure that we can meet this requirement.

In connection with our sale of the Series A Preferred Stock, our operating partnership created a series of 125 preferred units of the operating partnership designated as 12.5% Series A Preferred Units, which we refer to as the Series A Preferred Units. The Series A Preferred Units rank senior to all other equity securities issued by our operating partnership and have preferential rights with respect to distributions, liquidation and redemption. Promptly after the closing of our sale of the Series A Preferred Stock to our sponsor, we contributed the proceeds from such sale to our operating partnership in exchange for 125 Series A Preferred Units.

Declaration of Distributions

On February 15, 2012, our board of directors authorized and declared distributions on our Series A Preferred Stock for the quarterly period ending on March 31, 2012. The distributions will be payable to the holders of the Series A Preferred Stock of record at a rate of $0.34153005 per day, which is an amount that is equivalent to a 12.5% annualized distribution rate based on a share price of $1,000.00. The distributions will be aggregated and paid in cash on July 29, 2012, pursuant to the requirements of our charter.

On February 15, 2012, our board of directors authorized and declared distributions on our common stock for the months of January, February and March 2012. The distributions will be payable to the holders of our common stock of record at a rate of $0.00163934 per day, which is an amount that is equivalent to a 6.0% annualized distribution rate based on a share price of $10.00. The distributions for each month will be aggregated and paid on or before the fifteenth day following the completion of each respective month. All distributions will be paid in cash or reinvested in stock for those participating in the Company’s distribution reinvestment plan.

Status of Our Public Offering and Sale of Common Stock to Our Sponsor

Pursuant to the terms of our offering, which we commenced on June 10, 2011, we are required to terminate the offering and promptly return investors’ subscription payments, with interest, in the event that we do not sell a minimum of $2,500,000 in shares of our common stock. On February 29, 2012, we satisfied the minimum offering amount as a result of our sale of $3,000,000 in shares of our common stock in our offering to a subsidiary of our sponsor in exchange for cash.

Independence Realty Trust

Schedule III

Real Estate and Accumulated Depreciation

As of December 31, 2011

(Dollars in thousands)

			Initial Cost		Cost of Improvements, net of Retirements		Gross Carrying Amount		Accumulated Depreciation- Building	Encumbrances (Unpaid Principal)	Year of Acquisition	Life of Depreciation
Property Name	Description	Location	Land	Building	Land	Building	Land(a)	Building(a)
Crestmont	Multi-Family	Marietta, GA	$3,254	$13,044	$—	$35	$3,254	$13,079	$(1,440)	$(6,750)	2011	40
Copper Mill	Multi-Family	Austin, TX	3,472	13,958	—	93	3,472	14,051	(1,548)	(7,350)	2011	40
Cumberland	Multi-Family	Smyrna, GA	3,100	13,166	—	108	3,100	13,274	(1,454)	(6,900)	2011	40
Heritage Trace	Multi-Family	Newport News, VA	2,719	10,715	—	110	2,673	10,871	(1,192)	(5,500)	2011	40
Belle Creek Apartments	Multi-Family	Henderson, CO	1,890	7,596	—	182	1,890	7,778	(679)	(10,575)	2011	40
Tresa at Arrowhead	Multi-Family	Phoenix, AZ	7,080	28,500	—	66	7,080	28,566	(1,922)	(27,500)	2011	40
Centrepoint Apartments	Multi-Family	Tucson, AZ	5,620	22,720	—	—	5,620	22,720	(1,069)	(17,600)	2011	40

			$27,135	$109,700	—	$594	$27,089	$110,339	$(9,304)	$(82,175)

(a)	The aggregate cost basis for federal income tax purposes of our investments in real estate approximates the carrying amount at December 31, 2011.

Investments in Real Estate	For the Year Ended December 31, 2011	For the Year Ended December 31, 2010
Balance, beginning of period	$0	$—
Additions during period:
Acquisitions	136,834	—
Improvements to land and building	868	—
Deductions during period:
Dispositions of real estate	(274)	—
Deconsolidation of real estate	—	—

Balance, end of period:	$137,428	$—

Accumulated Depreciation	For the Year Ended December 31, 2011	For the Year Ended December 31, 2010
Balance, beginning of period	$0	$—
Depreciation expense	1,771	—
Dispositions of real estate	(274)	—
Balances at acquisition(a)	7,807	—

Balance, end of period:	$9,304	$—

(a)	Assets and liabilities were recorded at our sponsor’s carrying amount pursuant to Staff Accounting Bulletin Topic 5G and ASC 805-50-30-5.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Under the supervision of our chief executive officer and chief financial officer and with the participation of our disclosure committee, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management believes that, as of December 31, 2011, our internal control over financial reporting is effective.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to the Dodd-Frank Wall Street and Consumer Protection Act, which exempts non-accelerated filers from the auditor attestation requirement of section 404(b) of the Sarbanes-Oxley Act.

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

Our Directors and Officers

Pursuant to our charter, the term of office for each director is one year and until his or her successor is duly elected and qualifies. Pursuant to our bylaws, officers are elected annually by our board of directors, except that our president may appoint vice presidents, assistant secretaries or assistant treasurers. The following table sets forth information with respect to our directors and executive officers.

Name	Age	Position and Office
Scott F. Schaeffer	49	Chairman of the Board of Directors
Jack E. Salmon	57	President, Chief Financial Officer and Director
R. Martel Day	62	Executive Vice President
James J. Sebra	36	Treasurer
William C. Dunkelberg	69	Independent Director
Robert F. McCadden	54	Independent Director
DeForest B. Soaries, Jr.	60	Independent Director

Scott F. Schaeffer has served as the chairman of our board of directors since January 2011. He has also served as the chief executive officer of our sponsor since February 2009, its president since February 2008, its chief operating officer from February 2008 to February 2009, its co-president and co-chief operating officer from December 2006 to February 2008 and its president and chief operating officer from September 2000 to December 2006. Mr. Schaeffer served as the vice chairman of the board of directors of Resource America, Inc., a specialty finance company, from 1998 to 2000, the executive vice president of Resource America from 1997 to 1998, and a senior vice president of Resource America from 1995 to 1997. Mr. Schaeffer also served as President of Resource Properties, Inc., a wholly owned real estate subsidiary of Resource America, from 1992 to 2000. Mr. Schaeffer served as a director of Resource America until October 2002. Mr. Schaeffer was selected to serve on our board of directors primarily because of his substantial involvement in the acquisition and financing of multifamily properties over his 26-year career in real estate. He is uniquely capable of committing our sponsor’s resources to help us identify, acquire and finance investments in multifamily properties. Mr. Schaeffer holds a Bachelor of Science in Commerce from Rider University in Lawrenceville, New Jersey.

Jack E. Salmon has served as our president, chief financial officer and one of the directors since January 2011. He has also served as the chief financial officer and treasurer of our sponsor since December 2006. Mr. Salmon joined our sponsor in connection with its acquisition of Taberna Realty Finance Trust, or Taberna, and served as Taberna’s executive vice president, chief financial officer and treasurer from March 2005 until its acquisition on December 11, 2006. Mr. Salmon was employed by Cohen & Company, an investment bank, from January 2005 until Taberna commenced operations in April 2005. From 2003 until joining Cohen & Company, he served as a vice president and chief accounting officer of The Rubenstein Company, L.P., a diversified privately-owned real estate company. From 1975 to 2003, Mr. Salmon worked in public accounting serving a variety of real estate and financial services companies, including public and privately held REITs, major real estate opportunity funds, developers and institutional investors in real estate. From 2002 to 2003, Mr. Salmon was a partner with KPMG LLP, an accounting firm. Mr. Salmon was a partner with Arthur Andersen LLP, an accounting firm, from 1989 to 2002. As an audit partner with Arthur Andersen LLP, Mr. Salmon had responsibility for REIT initial public offerings and due diligence engagements. He also advised multiple REITs on mergers and acquisitions, portfolio transactions and SEC matters. Mr. Salmon was selected to serve on our board of directors because of the extensive experience he has gained throughout his 34-year career in real estate, raising capital for multifamily property owners and operators, forming public REITs and managing investment portfolios. Mr. Salmon holds a Bachelor of Science in Business Administration with Honors in Accounting from Pennsylvania State University in University Park.

R. Martel Day has served as our executive vice president and the president of our dealer manager since July 2009. From 1984 until joining our dealer manager in July 2009, Mr. Day enjoyed an extensive career with the Inland Group of Companies, or Inland. From 1984 until December 1991, he served as a regional representative of Inland. In January 1992, Mr. Day was promoted to regional vice president of Inland and served in such position until December 1997. In January 1998, he was promoted to senior vice president—national sales and marketing at Inland and served in such position until December 2004. In January 2005, Mr. Day was promoted to executive vice president—director of business development of Inland and served in such position until June 2009. He is also a member of the board of trustees, president of the Investment Program Association, a member of the Financial Planning Association and a member of the National Association of Real Estate Investment Trusts, or NAREIT. Mr. Day holds General Securities Principal, General Securities and Registered Investment Advisor licenses with FINRA. Mr. Day also holds a Bachelor of Science in Engineering Science from the Georgia Institute of Technology in Atlanta.

James J. Sebra has served as our treasurer since January 2011 and the senior vice president-finance and chief accounting officer of our sponsor since May 2007. Mr. Sebra joined our sponsor in connection with the Taberna acquisition and served as Taberna’s vice president and chief accounting officer from June 2005 until its acquisition in December 2006. Prior to joining Taberna, Mr. Sebra served as the controller of Brandywine Realty Trust, a publicly held REIT, from 2004 to 2005. From 1998 to 2004, Mr. Sebra worked with Arthur Andersen LLP and KPMG LLP, public accounting firms, serving a variety of publicly held and privately held real estate companies and professional service firms.

William C. Dunkelberg, Ph.D. has served as one of our independent directors since February 2011. Dr. Dunkelberg has served as the chairman of the board of directors since July 2005 and member of the audit committee since 2003 of Liberty Bell Bank, a publicly-traded commercial bank chartered in New Jersey. He has served as Professor of Economics in the College of Liberal Arts at Temple University in Philadelphia, Pennsylvania since 1987, where he previously served as Dean of the School of Business and Management from 1987 to 1994. He has served as chief economist for the National Federation of Independent Business, a nonprofit industry association representing small and independent businesses, since 1973. Dr. Dunkelberg was a consultant to the National Federation of Independent Business from 1970 until he accepted the position as chief economist. He has served as Economic Strategist for Boenning & Scattergood, an independent investment banking firm, since April 2009. He co-founded Wireless Energy Solutions, a private company, in July 2009, and continues to serve on its board of directors. He previously served as a member of the board of directors of NCO Group, Inc., a public provider of business process outsourcing solutions, from 2000 until the company was sold in November 2006. Dr. Dunkelberg holds a Bachelor of Arts, a Master of Economics and a Doctor of Philosophy in Economics, each from the University of Michigan in Ann Arbor. Dr. Dunkelberg was selected to serve on our board of directors primarily because of his expertise in economics and banking and his experience as a director of both public and private companies.

Robert F. McCadden has served as one of our independent directors since February 2011. Mr. McCadden has served as executive vice president and chief financial officer of Pennsylvania Real Estate Investment Trust, a publicly-traded REIT (NYSE: PEI), since 2004. He was a partner of KPMG LLP from 2002 to 2004. Before joining KPMG LLP, Mr. McCadden joined Arthur Andersen LLP in 1979 and became partner in 1993. He continued as a partner of Arthur Andersen LLP until he joined KPMG LLP in 2002. He is a member of the American Institute of Certified Public Accountants (AICPA), the Pennsylvania Institute of Certified Public Accountants (PICPA), NAREIT and the International Council of Shopping Centers (ICSC). Mr. McCadden is a Certified Public Accountant and holds a Bachelor of Business Administration from Temple University. Mr. McCadden was selected to serve on our board of directors because of his accounting and financial expertise and experience with public REITs.

DeForest B. Soaries, Jr., D.Min. has served as one of our independent directors since February 2011. Dr. Soaries has served as a director for the Federal Home Loan Bank of New York since January 2009, a position which he previously held from February to December 2003. In this capacity, he served on the affordable housing committee that reviews and approves housing development projects for government funding. Since 1990, he has served as the Senior Pastor of the First Baptist Church of Lincoln Gardens in Somerset, New Jersey, where he currently leads a congregation of 7,000 members. From 2004 to 2005, he served as the first chairman of the U.S. Election Assistance Commission (EAC), appointed by former President George W. Bush and confirmed by the U.S. Senate. From 1999 to 2002, Dr. Soaries served as Secretary of State of New Jersey. In this capacity, he served for three years on the Governor’s Urban Coordinating Council that guided state policy on real estate development, most of which was multifamily real estate development. Dr. Soaries was a professor at the Drew University Theological School in Madison, New Jersey from 1997 to 1999, Kean University in Union, New Jersey from 1993 to 1994 and Princeton Theological Seminary in Princeton, New Jersey from 1992 to 1993 and an assistant professor at Mercer County Community College in Trenton, New Jersey from 1989 to 1991. He has led the development, ownership, conversion and management of several multifamily projects as a community development executive and is currently developing a mixed-use property with approximately 80 senior housing units. Dr. Soaries holds a Bachelor of Arts in Urban and Religious Studies from Fordham University in Bronx, New York, a Master of Divinity from Princeton and a Doctor of Ministry from United Theological Seminary in Dayton, Ohio. Dr. Soaries was selected to serve on our board of directors primarily because of his diverse background in banking, community development, government and as a director of the Federal Home Loan Bank of New York.

Audit Committee

Our charter authorizes our board of directors to establish such committees as it deems appropriate, so long as a majority of the members of each committee are independent directors, and in the case of the audit committee, all members are independent directors. Our board of directors has established an audit committee consisting of our three independent directors, William C. Dunkelberg, Robert F. McCadden and DeForest B. Soaries, Jr. Mr. McCadden is the audit committee chairman and a financial expert, as determined by our board of directors and defined by applicable rules promulgated by the SEC. Our audit committee operates pursuant to a written charter adopted by our board of directors. Among other things, the audit committee charter calls upon the audit committee to:

•

oversee the accounting and financial reporting processes and compliance with legal and regulatory requirements on behalf of our board of directors and report the results of its activities to the board;

•	be directly and solely responsible for the appointment, retention, compensation, oversight, evaluation, and when appropriate, the termination and replacement of our independent auditors;

•	review the annual engagement proposal and qualifications of our independent auditors;

•	prepare an annual report as required by applicable SEC disclosure rules;

•	review the integrity, adequacy and effectiveness of our internal controls and financial disclosure process;

•	review and approve all related party transactions, including all transactions with our advisor; and

•	manage our relationship with our advisor under the advisory agreement.

The audit committee has such additional powers, duties and responsibilities as may be delegated by the board of directors or contained in an audit committee charter approved by our board of directors.

Code of Ethics.

Our board of directors has established a code of ethics that applies to our principal executive officer, principal financial officer, and principal accounting officer. The code of ethics is posted on the corporate governance section on our corporate website address: www.irtreit.com. Among other matters, the code of ethics will be designed to deter wrongdoing and to promote:

•	honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

•	full, fair, accurate, timely and understandable disclosure in our SEC reports and other public communications;

•	compliance with applicable governmental laws, rules and regulations;

•	prompt internal reporting of violations of the code of ethics to appropriate persons identified in such code; and

•	accountability for adherence to the code of ethics.

Waivers to the code of ethics may only be granted by unanimous written consent of the independent directors of our board of directors. In the event that the independent directors grant any waivers of the elements listed above to any of our officers, we expect to announce the waiver within five business days on the corporate governance section on our corporate website. We intend to satisfy any disclosure requirement under Item 10 of Form 8-K regarding any amendment to, or waiver from, a provision of the code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and that relates to any of the elements listed above by posting such information on our website. The information on our website is not incorporated by reference into this Annual Report on Form 10-K.

ITEM 11.	Executive Compensation

Compensation of Executive Officers

Our executive officers have not received compensation directly from us for services rendered to us. As a result, we do not nor has our board of directors considered a compensation policy for our executive officers and have not included a Compensation and Discussion Analysis in this Annual Report on Form 10-K. Our executive officers are officers and/or employees of, or hold an indirect ownership interest in, one or more of our affiliates, and are compensated by these entities (including our sponsor), in part, for their services rendered to us. See Item 13, “Certain Relationships and Related-Party Transactions, and Director Independence—Certain Transactions with Related Persons” for a discussion of the fees paid to our sponsor and its affiliates.

Our executive officers will not receive any cash compensation from us for their services as our executive officers. We may compensate our executive officers with restricted or unrestricted shares of our common stock in accordance with our long term incentive plan. Our board of directors (including a majority of our independent directors) will determine if and when any of our executive officers will receive restricted or unrestricted shares of our common stock. Our board of directors has not made any such determination as of the date of the filing of this annual report with the SEC.

Compensation of Directors

If a director is also one of our executive officers, we do not pay any compensation to that person for services rendered as a director. Our director compensation is designed with the goals of attracting and retaining highly qualified individuals to serve as independent directors and to fairly compensate them for their time and efforts. We pay each of our independent directors an annual fee of $30,000 and are responsible for reimbursement of their out-of-pocket expenses, as incurred. Our audit committee chairperson will receive an additional annual fee of $10,000. We also intend to issue to each of our independent directors 3,000 shares of our common stock annually pursuant to our independent directors compensation plan, which operates as a sub-plan of our long term incentive plan described below; provided, however, that our independent directors will not receive their initial stock grant until we raise at least $2,500,000 in our public offering from unaffiliated persons. An independent director is also entitled to receive his or her annual fee in the form of our common shares or a combination of common shares and cash.

The following table summarizes compensation earned or paid to the independent directors during 2011:

Director Compensation

	Fees Earned or Paid in Cash	All Other Compensation	Total
William C. Dunkelberg	$30,000	$—	$30,000
Robert F. McCadden	$40,000	$—	$40,000
DeForest B. Soaries, Jr.	$30,000	$—	$30,000
Scott F. Schaeffer(a)	$—	$—	$—
Jack E. Salmon(a)	$—	$—	$—

(a)	Directors who are also executive officers do not receive compensation for services rendered as a director.

Compensation Committee Interlocks and Insider Participation

We currently do not have a compensation committee of our board of directors because we do not currently plan to pay any compensation to our officers. There are no interlocks or insider participation as to compensation decisions required to be disclosed pursuant to SEC regulations.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table provides information about our common stock that may be issued under our long term incentive plan as of December 31, 2011.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	—	$—	2,000,000
Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	—	$—	2,000,000

Security Ownership of Certain Beneficial Owners and Management

The following table provides, as of March 9, 2012, information regarding the number and percentage of shares of our common stock and Series A preferred stock beneficially owned by each director, each executive officer, all directors and executive officers as a group and any person known to us to be the beneficial owner of more than 5% of our outstanding shares. As of March 9, 2012, 320,000 shares of common stock outstanding, which were held by one stockholder of record, and 125 shares of Series A preferred stock held by 125 stockholders of record. Beneficial ownership includes outstanding shares and shares which are not outstanding, but that any person has the right to acquire within 60 days.

However, any such shares which are not outstanding are not deemed to be outstanding for the purpose of computing the percentage of outstanding shares beneficially owned by any other person. Except as otherwise provided, the person named in the table has sole voting and investing power with respect to all shares beneficially owned by him.

Beneficial Owner	Number of Shares Beneficially Owned	Percent of Class

Common Stock
Directors and Executive Officers:
Scott F. Schaeffer	—	—
Jack E. Salmon	—	—
R. Martel Day	—	—
James J. Sebra	—	—
William C. Dunkelberg	—	—
Robert F. McCadden	—	—
DeForest B. Soaries, Jr.	—	—
All directors and officers as a group	—	—
5% Stockholders:
RAIT Financial Trust(1)	320,000	100%
Series A Preferred Stock
Directors and Executive Officers:
Scott F. Schaeffer	—	—
Jack E. Salmon	—	—
R. Martel Day	—	—
James J. Sebra	—	—
William C. Dunkelberg	—	—
Robert F. McCadden	—	—
DeForest B. Soaries, Jr.	—	—
All directors and officers as a group	—	—

(1)

The beneficial owner’s address is Cira Centre, 2929 Arch Street, 17th Floor, Philadelphia, Pennsylvania 19104. As of March 9, 2012, RAIT Financial Trust, our sponsor, indirectly owned 100% of Independence Realty Advisors, LLC, our advisor, which directly owned 320,000 shares of our common stock. Thus, RAIT Financial Trust had the power to direct how our advisor votes its shares of common stock and is considered to beneficially own the shares beneficially owned by our advisor.

Changes in Control

We are currently offering a minimum of $2,500,000, and a maximum of $1,000,000,000, in shares of our common stock in a public offering. In the event our sponsor no longer holds a majority of the outstanding shares of our common stock as a result of this offering, that may result in a change of control of us.

ITEM 13.	Certain Relationships and Related Transactions and Director Independence

Certain Relationships and Related-Party Transactions

The following describes all transactions during the year ended December 31, 2011 and currently proposed transactions where the amount involved exceeded $120,000 involving us, our directors, our executive officers, any members of our directors’ and officer’s immediate family, our advisor, our sponsor and any affiliate thereof. Our independent directors, are specifically charged with the duty to examine and have examined, the fairness of such transactions and have determined that all such transactions are fair and reasonable to us.

Ownership Interests

On April 30, 2009, Independence Realty Advisors, LLC, our advisor, purchased 20,000 shares of our common stock for $10.00 per share, or $200,000 in the aggregate, in connection with our organization. Our advisor is an indirect wholly owned subsidiary of RAIT Financial Trust, our sponsor. Our advisor also made an initial capital contribution of $2,000 to Independence Realty Operating Partnership, LP, our operating partnership, in exchange for 200 limited partnership units of the operating partnership. The 200 limited partnership units received by our advisor may be exchanged, at its option, for 200 shares identical to those being offered pursuant to public offering, subject to our option to pay cash in lieu of such shares.

On April 29, 2011, we acquired six multifamily properties, which we refer to as our initial portfolio, from wholly owned subsidiaries of our sponsor for a total purchase price of $103,790,000, exclusive of closing costs, which was comprised of our assumption of $64,575,000 of mortgage indebtedness associated with those properties and the issuance of $39,215,000 in limited partnership units of our operating partnership. To fund certain closing costs in connection with the acquisition, our operating partnership issued $1,250,000 in limited partnership units. In addition, on December 16, 2011, we acquired one multifamily property, which we refer to as the Centrepoint Apartments, from a wholly owned subsidiary of our sponsor for a total purchase price of $29,500,000, exclusive of closing costs, comprised of $17,600,000 in cash and the issuance of $11,900,000 in limited partnership units of our operating partnership. We, as the general partner of our operating partnership and at the direction of our independent directors, may cause our operating partnership to redeem for cash the limited partner interests held by our sponsor, but we may not redeem limited partner interests if it would cause our sponsor to own less than one-half of the limited partnership units it received pursuant to the contribution. Each year, starting on April 29, 2012, our sponsor may request that our operating partnership redeem for cash up to 25% of the limited partner interests it received in connection with the contribution. The right to request redemption is cumulative from period to period. Upon such a request, our independent directors will determine whether our operating partnership will redeem all or a portion of the requested amount. The redemption price for each limited partnership unit will equal, at any time we are making a public offering of our common stock, the maximum offering price per share of common stock in that offering, or, at any other time, the value of a share of our common stock as determined in good faith by our independent directors. Our independent directors have no obligation to cause our operating partnership to redeem all or any portion of the limited partner interests presented for redemption. In addition, our operating partnership will not redeem for cash any limited partner interests held by our sponsor during any period that our share repurchase program is suspended or terminated. Notwithstanding the foregoing, if we terminate or do not renew our advisory agreement with our sponsor (other than for cause) or our advisor terminates our advisory agreement for good reason, we must redeem our sponsor’s limited partner interests within 12 months from the date of termination or non-renewal. With each redemption of limited partner interests, we will increase our percentage ownership interest in our operating partnership and our share of our operating partnership’s cash distributions and profits and losses.

On February 29, 2012, RAIT NTR Holdings, LLC, an indirect wholly owned subsidiary of our sponsor, purchased 300,000 shares of our common stock for $10.00 per share, or $3,000,000 in the aggregate, in cash pursuant to our public offering. In connection with this transaction, our board of directors granted an exemption from the aggregate share ownership limit set forth in our charter to our sponsor and its subsidiaries, including RAIT NTR Holdings, LLC, that would be treated under our charter as beneficially owning or constructively owning shares in excess of such aggregate share ownership limit.

RAIT NTR Holdings, LLC also holds special limited partnership units, or special units, of our operating partnership. Through the sponsor’s ownership and control of RAIT NTR Holdings, LLC, our sponsor may be entitled to a subordinated participation right based on the redemption of the special units in connection with our liquidation, listing on a national stock exchange or the termination of our advisory agreement, provided that our stockholders have received, in the aggregate, cumulative distributions equal to their invested capital plus a 7% annual cumulative, non-compounded return.

Our Relationships with our Advisor and our Sponsor

Duties of Our Advisor. Under the terms of our advisory agreement, our advisor generally has responsibility for our day-to-day operations. Many of the services to be performed by the advisor in managing our day-to-day activities are summarized below. This summary is provided to illustrate the material functions that the advisor will perform for us as our advisor, and it is not intended to include all of the services that may be provided to us by the advisor or by third parties. Under the terms of the advisory agreement, the advisor undertakes to use its best efforts to present to us investment opportunities consistent with our investment policies and objectives as adopted by our board of directors. In its performance of this undertaking, the advisor, either directly or indirectly by engaging an affiliate or third party, will, subject to the authority of the board of directors:

•	locate, present and recommend to us real estate investment opportunities consistent with our investment policies, acquisition strategy and objectives;

•	structure the terms and conditions of transactions pursuant to which acquisitions of properties will be made;

•	acquire properties on our behalf in compliance with our investment objectives and strategies;

•	arrange for the financing and refinancing of properties;

•	administer our bookkeeping and accounting functions;

•	serve as our consultant in connection with policy decisions to be made by our board of directors, managing our properties or causing our properties to be managed by another party; and

•	render other services as our board of directors deems appropriate.

Compensation to Our Advisor. Pursuant to the terms of our Advisory Agreement, we pay our advisor the fees described below.

•

We pay to our advisor an asset management fee that is payable quarterly in an amount equal to 0.1875% of the average invested assets as of the last day of the quarter, which equates to an annualized rate of 0.75% per annum. Average invested assets means the average of the aggregate book value of our assets invested in interests in, and loans secured by, real estate before reserves for depreciation or bad debt or other similar non-cash reserves. As part of the acquisition of our initial portfolio, our advisor agreed to waive any asset management fees on the initial portfolio for the first two years of our ownership. For the year ended December 31, 2011, we paid $9,000 of asset management fees to our advisor.

•

If our advisor provides services in connection with the financing of any debt that we obtain, we will pay the advisor a financing coordination fee equal to 1.0% of the amount available and/or outstanding under such financing, subject to certain limitations. We do not pay financing coordination fees in connection with debt provided by our sponsor. The services our advisor may perform include, without limitation, searching for lenders in connection with a proposed refinancing and negotiating the terms of any proposed refinancing with such lenders. Our advisor may reallow some or all of this fee to reimburse third parties that it retains to procure any such refinancing. For the year ended December 31, 2011, we did not pay any financing coordination fees to our advisor.

•

We may pay our advisor a disposition fee upon the sale of one or more of our properties in an amount equal to the lesser of (a) one-half of the commission that would be reasonable, customary and competitive in light of the size, type and location of the asset or (b) 1% of the sale price of the asset. Payment of such fee may be made only if the advisor provides a substantial amount of services in connection with the sale of the asset. In addition, the amount paid when added to all other commissions paid to unaffiliated parties in connection with such sale shall not exceed the lesser of the commission that would be reasonable, customary and competitive in light of the size, type and location of the asset or an amount equal to 6% of the sale price of such asset. For the year ended December 31, 2011, we did not pay any disposition fees to our advisor.

In addition to the fees we pay to our advisor pursuant to the advisory agreement, we also reimburse our advisor and its affiliates for the costs and expenses, subject to the limitations described under the heading “2%/25% Guidelines.” We do not reimburse the advisor or its affiliates for services for which the advisor or its affiliates are entitled to compensation in the form of a separate fee. If the advisor or its affiliates perform services that are outside of the scope of the advisory agreement, we will compensate them at rates and in amounts agreed upon by the advisor and the independent directors. We reimburse our advisor for acquisition expenses up to a maximum amount which, collectively with all acquisition fees and expenses, will not exceed, in the aggregate, 6% of the gross offering proceeds from our public offering.

•

We may reimburse our advisor for certain costs it incurs in connection with the services it provides to us including, but not limited to: (i) organization and offering costs in an amount up to 2% of gross offering proceeds, which include actual legal, accounting, printing and expenses attributable to preparing the SEC registration statement, qualification of the shares for sale in the states and filing fees incurred by the advisor, as well as reimbursements for salaries and direct expenses of its employees, including, without limitation, employee benefits, while engaged in registering the shares and other organization costs, other than selling commissions and the dealer manager fee; (ii) advertising expenses, expense reimbursements, and legal and accounting fees; (iii) the actual cost of goods and materials used by us and obtained from entities not affiliated with the advisor; (iv) administrative services (including personnel costs; provided, however, that no reimbursement shall be made for costs of personnel to the extent that such personnel perform services in transactions for which the advisor receives a separate fee); and (v) rent, leasehold improvement costs, utilities or other administrative items generally constituting our advisor’s overhead. We will not reimburse the advisor for any services for which we will pay the advisor a separate fee. For the year ended December 31, 2011, our advisor incurred $3.5 million of these expenses and was reimbursed by us for $0 of such expenses.

•

We reimburse our advisor for expenses it incurs in connection with our purchase of an asset. The acquisition fees and expenses for any particular asset, including amounts payable to affiliates, will not exceed, in the aggregate, 6% of the contract purchase price (including any mortgage assumed) of the asset. Our advisor will be paid acquisition expenses and we will reimburse our advisor for acquisition expenses only to the extent that acquisition fees and acquisition expenses collectively do not exceed 6% of the contract price of our assets. For the year ended December 31, 2011, we reimbursed our advisor for $0 of acquisition expenses.

Our advisory agreement has a one-year term, subject to an unlimited number of successive one-year renewals upon mutual consent of the parties. We may terminate the advisory agreement without penalty upon 60 days’ written notice. If we terminate the advisory agreement, we will pay our advisor all unpaid advances for operating expenses and all earned but unpaid fees.

2%/25% Guidelines

Commencing on the fourth fiscal quarter following the quarter ended June 30, 2011, our advisor must reimburse us for the amounts, if any, by which our total REIT operating expenses paid during the previous fiscal year exceed the greater of:

•	2% of our average invested assets for that fiscal year; or

•	25% of our net income for that fiscal year;

provided, however, that only so much of the excess specified above will be required to be reimbursed as the board of directors, including a majority of the independent directors, determines should justifiably be reimbursed in light of any unanticipated, unusual or non-recurring factors. Within 60 days after the end of the quarter for which the excess occurred, the stockholders will be sent a written disclosure and explanation of the factors the independent directors considered in arriving at the conclusion that the higher total operating expenses were justified. Operating expenses are defined for this purpose as all expenses paid or incurred by us, as determined under GAAP, that are in any way related to our operation, including advisory fees, but excluding (i) the expenses of raising capital such as organization and offering expenses, legal, audit, accounting, underwriting, brokerage, listing, registration and other fees, printing and other such expenses and taxes incurred in connection with the issuance, distribution, transfer, registration and stock exchange listing of our stock; (ii) interest payments; (iii) taxes; (iv) non-cash expenditures such as depreciation, amortization and bad debt reserves; (v) reasonable incentive fees based on the gain from the sale of our assets; and (vi) acquisition fees and expenses (including expenses relating to potential investments that we do not close), disposition fees on the resale of property and other expenses connected with the acquisition, disposition and ownership of real estate interests, loans or other property (including the costs of foreclosure, insurance premiums, legal services, maintenance, repair and improvement of property).

For the year ended December 31, 2011, our total operating expenses as a percentage of average invested assets were 6%.

Selling Commissions and Fees Paid to our Dealer Manager

The dealer manager for our public offering of common stock is Independence Realty Securities, LLC, an indirect wholly owned subsidiary of our sponsor. Our dealer manager is a licensed broker-dealer registered with FINRA. Our dealer manager is entitled to certain selling commissions, dealer manager fees and reimbursements relating to raising capital. Our dealer manager agreement with our dealer manager provides for the following compensation:

•

We pay our dealer manager selling commissions of up to 7.0% of the gross proceeds from our public offering. Our dealer manager intends to reallow all or a portion of commissions earned for those transactions that involve participating broker-dealers. For the year ended December 31, 2011, we did not pay any selling commissions to our dealer manager.

•

We pay our dealer manager a dealer manager fee of 3.0% of the gross proceeds from our public offering. Our dealer manager, in its sole discretion, may reallow a portion of its dealer manager fee of up to 1.5% of the gross offering proceeds to be paid to such participating broker-dealers. For the year ended December 31, 2011, we did not pay any dealer manager fees to our dealer manager.

•

We may reimburse our dealer manager for its reasonable bona fide due diligence expenses and reimburse it for reimbursements it may make to broker-dealers for reasonable bona fide due diligence expenses which are included in a detailed and itemized invoice. Reimbursement of these amounts, combined with the reimbursement of all other organizational and offering costs, shall not exceed 15% of the gross proceeds raised in our public offering. For the year ended December 31, 2011, our dealer manager incurred $0 of reimbursable due diligence expenses.

Property Management Fees Paid to Our Property Manager

We have entered into property management agreements with Jupiter Communities, LLC, or our property manager, which is majority owned by our sponsor, with respect to each of our properties. Pursuant to the property management agreements, we pay our property manager property management and leasing fees on a monthly basis of an amount up to 4.0% of the gross revenues from the property for each month. Additionally, we may pay our property manager a separate fee for the one-time initial rent-up or leasing-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s length transactions by others rendering similar services in the same geographic area for similar properties as determined by a survey of brokers and agents in such area. Each management agreement has an initial one year term, subject to automatic one-year renewals unless either party gives prior notice of its desire to terminate the management agreement. For the year ended December 31, 2011, we paid $339,000 of property management and leasing fees to our property manager.

Currently Proposed Transactions

Other than as described above, there is no currently proposed material transactions with related persons other than those covered by the terms of the agreements described above.

Our Policy Regarding Transactions with Related Persons

In order to reduce or eliminate certain potential conflicts of interest, our charter and our advisory agreement contain restrictions and conflict resolution procedures relating to transactions we enter into with our advisor, our directors or their respective affiliates, including our property manager. Each of the restrictions and procedures that apply to transactions with our advisor and its affiliates will also apply to any transaction with any entity or real estate program controlled by our advisor and its affiliates. As a general rule, any related party transaction must be approved by a majority of our directors (including a majority of our independent directors) not otherwise interested in the transaction. In determining whether to approve or authorize a particular related party transaction, these persons will consider whether the transaction between us and the related party is fair and reasonable to us and has terms and conditions no less favorable to us than those available from unaffiliated third parties. Each purchase of a property from a related party and issuance of limited partnership units of our operating partnership is approved by a majority of our board of directors (including a majority of our independent directors) not otherwise interested in the transaction as being fair and reasonable to us and at a price no greater than the costs of these properties to our sponsor. Each property acquired from our sponsor is appraised by a nationally recognized appraisal firm that is independent of us and our sponsor and selected by our independent directors, and the purchase price of each property at the time of purchase must not exceed its appraised value.

We have also adopted a code of ethics that applies to our officers and directors, which we refer to as “covered persons.” The code of ethics sets forth certain conflicts of interest policies that limit and govern certain matters among us, the covered persons, our advisor and their respective affiliates.

Director Independence

We have determined that three of our directors are independent pursuant to the definition of independence in our charter, which is the North American Securities Administrators Association, Inc.’s Statement of Policy Regarding Real Estate Investment Trusts, as revised and adopted on May 7, 2007. Our charter provides that a majority of our directors must be independent directors, except for a period of up to 60 days after the death, removal or resignation of an independent director. Under our charter, an independent director is a director who is not and has not for the last two years been associated, directly or indirectly, with our advisor or our sponsor. A director is deemed to be associated with our advisor or sponsor if he or she:

•	owns any interest in our sponsor, our advisor or their affiliates;

•	is employed by our advisor, our sponsor or their affiliates;

•	performs services as an officer or director of our sponsor, our advisor or any of their affiliates;

•	performs services, other than as a director, for us;

•	serves as a director, including as a member of our board of directors, of more than three REITs organized by our sponsor or advised by our advisor; or

•

maintains a “material” business or professional relationship with our sponsor, our advisor or any of their affiliates. A business or professional relationship is deemed to be material per se if the aggregate gross revenue derived by the director from our sponsor, our advisor and their affiliates exceeds 5% of either the director’s annual gross revenue during either of the last two years or the director’s net worth on a fair market value basis.

According to our charter, an “indirect” association with our sponsor or our advisor includes circumstances in which a spouse, parent, child, sibling, mother- or father-in-law, son- or daughter-in-law or brother- or sister-in-law is or has been associated with our sponsor, our advisor, any of their affiliates or us.

The board of directors has determined that William C. Dunkelberg, Robert F. McCadden and DeForest B. Soaries, Jr. are each independent directors.

Each of our independent directors would also qualify as independent under the rule of the New York Stock Exchange, and our audit committee members would qualify as independent under the New York Stock Exchange’s rules applicable to audit committee members. However, we are not listed on the New York Stock Exchange.

ITEM 14.	Principal Accountant Fees and Services

Independent Auditors

The audit committee or, in the absence of an audit committee, all of our independent directors, preapprove all auditing services and permitted nonaudit services (including the fees and terms thereof) to be performed for us by our independent registered public accounting firm, subject to the de minimis exceptions for nonaudit services described in Section 10A(i)(1)(b) of the Exchange Act and the rules and regulations of the SEC. On February 11, 2011, we announced our decision to replace Ernst & Young LLP, or Ernst & Young, with Grant Thornton LLP, or Grant Thornton, as our independent registered public accounting firm. Our independent directors reviewed the audit and nonaudit services performed by Grant Thornton, as well as the fees charged for such services. In their review of the nonaudit service fees, the independent directors considered whether the provision of such services is compatible with maintaining the independence of Grant Thornton. Grant Thornton was engaged to audit our financial statements for the years ended December 31, 2011 and 2010. Prior to its replacement, Ernst & Young had been engaged to audit our financial statements for the year ended December 31, 2010. The aggregate fees billed to us for professional accounting services, including the audit of our financial statements for the years ended December 31, 2011 and 2010, and the percentage of non-audit fees that were preapproved by the audit committee or our independent directors, are set forth in the table below.

	2011		2010
	Fees	Percentage of Services Approved by Audit Committee/ Independent Directors	Fees (a)	Percentage of Services Approved by Audit Committee/ Independent Directors

Audit fees	$227,308	100%	$140,280	100%
Audit-related fees	—	—	—	—
Tax fees	—	—	—	—
All other fees	—	—	—	—

Total	$227,308		$140,280

(a)	Represents fees paid to Ernst & Young prior to its termination on February 8, 2011, and thereafter to Grant Thornton.

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

Index to Consolidated Financial Statements

Independence Realty Trust, Inc.

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets as of December 31, 2011 and 2010.

Consolidated Statements of Operations for the years ended December 31, 2011 and 2010 and for the period from March 26, 2009 (date of inception) through December 31, 2009.

Consolidated Statements of Equity for the year ended December 31, 2011 and 2010 and for the period from March 26, 2009 (date of inception) to December 31, 2009.

Consolidated Statements of Cash Flows for the years ended December 31, 2011 and 2010 and for the period from March 26, 2009 (date of inception) through December 31, 2009.

Notes to Consolidated Financial Statements.

2.	Financial Statement Schedules

Schedule III: Real Estate and Accumulated Depreciation

All other schedules are not applicable or are omitted since either (i) the required information is not material or (ii) the information required is included in the consolidated financial statements and notes thereto.

3.	Exhibits

The exhibits listed on the Exhibit List (following the signatures section of this Annual Report on Form 10-K) are included herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INDEPENDENCE REALTY TRUST, INC.

Date: March 9, 2012	By:	/S/ JACK E. SALMON
Jack Salmon President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/S/ JACK E. SALMON Jack E. Salmon	President, Chief Financial Officer and Director (Principal Executive Officer)	March 9, 2012

/S/ JAMES J. SEBRA James J. Sebra	Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 9, 2012

/S/ SCOTT F. SCHAEFFER Scott F. Schaeffer	Chairman of the Board of Directors	March 9, 2012

/S/ WILLIAM C. DUNKELBERG William C. Dunkelberg	Independent Director	March 9, 2012

/S/ ROBERT F. MCCADDEN Robert F. McCadden	Independent Director	March 9, 2012

/S/ DEFOREST B. SOARIES, JR. DeForest B. Soaries, Jr.	Independent Director	March 9, 2012

Supplemental Information

The registrant will deliver to its stockholders a copy of its annual report, which will consist solely of this Annual Report on Form 10-K and, therefore, will not be furnished to the Commission. No proxy statement, form of proxy or other proxy soliciting material will be sent to more than ten of the registrant’s security holders with respect to the registrant’s 2012 Annual Meeting of Stockholders. If any such proxy materials are delivered to more than ten of the registrant’s security holders with respect to any other meeting of stockholders, copies of such materials will be furnished to the Commission at that time.

EXHIBIT INDEX

Exhibit	Description

1.1	Dealer Manager Agreement by and between the Company and Independence Realty Securities, LLC, dated as of April 7, 2011, incorporated by reference to Exhibit 1.1 to the Registration Statement on Form S-11 filed on April 8, 2011, Commission File No. 333-173391 (the “Initial Registration Statement”).

1.2	Form of Soliciting Dealers Agreement by and between the Company and the Soliciting Dealers, incorporated by reference to Exhibit 1.2 to the Initial Registration Statement.

3.1	Fifth Articles of Amendment and Restatement of the Company, dated as of February 29, 2012.

3.2	First Amended and Restated Bylaws of the Company, incorporated by reference to Exhibit 3.2 to the Initial Registration Statement.

4.1	Third Amended and Restated Agreement of Limited Partnership of Independence Realty Operating Partnership, LP, dated as of January 4, 2012, incorporated by reference to Exhibit 4.1 to the Current Report of Form 8-K filed on January 5, 2012.

4.2	Distribution Reinvestment Plan, incorporated by reference to Appendix B to the prospectus contained within Post-Effective Amendment No. 1.

4.3	Form of Subscription Agreement, incorporated by reference to Appendix C to the prospectus contained within Post-Effective Amendment No. 1.

5.1	Opinion of Venable LLP as to legality of securities, incorporated by reference to Exhibit 5.1 to the Initial Registration Statement.

8.1	Opinion of Alston & Bird LLP as to tax matters, incorporated by reference to Exhibit 8.1 to the Initial Registration Statement.

10.1	Escrow Agreement by and among the Company, UMB Bank, N.A. and Independence Realty Securities, LLC, dated as of April 7, 2011, incorporated by reference to Exhibit 10.1 to the Initial Registration Statement.

10.2	Amended and Restated Advisory Agreement by and among the Company, Independence Realty Operating Partnership, LP and Independence Realty Advisors, LLC, dated as of April 8, 2011, incorporated by reference to Exhibit 10.2 to the Initial Registration Statement.

10.3	Form of Management Agreement by and among the Company, Independence Realty Operating Partnership, LP and Jupiter Communities, LLC, incorporated by reference to Exhibit 10.3 to Pre-Effective Amendment No. 1.

10.4	Long Term Incentive Plan, dated as of April 6, 2011, incorporated by reference to Exhibit 10.4 to the Initial Registration Statement.

10.5	Independent Directors Compensation Plan, incorporated by reference to Exhibit 10.5 to the Initial Registration Statement.

10.6	Contribution Agreement by and among Independence Realty Operating Partnership, LP and the other parties named therein, dated as of April 7, 2011, incorporated by reference to Exhibit 10.7 to the Initial Registration Statement.

10.7	Fifth Amendment to Loan and Security Agreement and Promissory Notes, dated as of April 29, 2011, by and among IRT Belle Creek Apartments Colorado, LLC, RAIT Partnership, L.P., Independence Realty Operating Partnership, LP and RAIT CRE CDO I, LTD., relating to the property referred to as Belle Creek, incorporated by reference to Exhibit 10.8 to Pre-Effective Amendment No. 1.

10.8	Guaranty of Non-Recourse Carveouts, dated as of April 29, 2011, by Independence Realty Operating Partnership, LP for the benefit of RAIT CRE CDO I, Ltd., relating to the property referred to as Belle Creek, incorporated by reference to Exhibit 10.9 to Pre-Effective Amendment No. 1.

10.9	Loan Agreement, dated as of April 29, 2011, by and between IRT Copper Mill Apartments Texas, LLC and RAIT Partnership, L.P., relating to the property referred to as Copper Mill, incorporated by reference to Exhibit 10.10 to Pre-Effective Amendment No. 1.

10.10	Guaranty of Non-Recourse Carveouts, dated as of April 29, 2011, by Independence Realty Operating Partnership, LP for the benefit of RAIT Partnership, L.P., relating to the property referred to as Copper Mill, incorporated by reference to Exhibit 10.11 to Pre-Effective Amendment No. 1.

10.11	Loan Agreement, dated as of April 29, 2011, by and between IRT Crestmont Apartments Georgia, LLC and RAIT Partnership, L.P., relating to the property referred to as Crestmont, incorporated by reference to Exhibit 10.12 to Pre-Effective Amendment No. 1.

10.12	Guaranty of Non-Recourse Carveouts, dated as of April 29, 2011, by Independence Realty Operating Partnership, LP for the benefit of RAIT Partnership, L.P., relating to the property referred to as Crestmont, incorporated by reference to Exhibit 10.13 to Pre-Effective Amendment No. 1.

10.13	Loan Agreement, dated as of April 29, 2011, by and between IRT Cumberland Glen Apartments Georgia, LLC and RAIT Partnership, L.P., relating to the property referred to as Cumberland Glen, incorporated by reference to Exhibit 10.14 to Pre-Effective Amendment No. 1.

10.14	Guaranty of Non-Recourse Carveouts, dated as of April 29, 2011, by Independence Realty Operating Partnership, LP for the benefit of RAIT Partnership, L.P., relating to the property referred to as Cumberland Glen, incorporated by reference to Exhibit 10.15 to Pre-Effective Amendment No. 1.

10.15	Loan Agreement, dated as of April 29, 2011, by and between IRT Heritage Trace Apartments Virginia, LLC and RAIT Partnership, L.P., relating to the property referred to as Heritage Trace, incorporated by reference to Exhibit 10.16 to Pre-Effective Amendment No. 1.

10.16	Guaranty of Non-Recourse Carveouts, dated as of April 29, 2011, by Independence Realty Operating Partnership, LP for the benefit of RAIT Partnership, L.P., relating to the property referred to as Heritage Trace, incorporated by reference to Exhibit 10.17 to Pre-Effective Amendment No. 1.

10.17	Third Amendment to Loan and Security Agreement and Promissory Note, dated as of April 29, 2011, by and among IRT Tresa at Arrowhead Arizona, LLC, RAIT Partnership, L.P., Independence Realty Operating Partnership, LP and RAIT CRE CDO I, Ltd., relating to the property referred to as Tresa at Arrowhead, incorporated by reference to Exhibit 10.18 to Pre-Effective Amendment No. 1.

10.18	Guaranty of Non-Recourse Carveouts, dated as of April 29, 2011, by Independence Realty Operating Partnership, LP for the benefit of RAIT CRE CDO I, Ltd., relating to the property referred to as Tresa at Arrowhead, incorporated by reference to Exhibit 10.19 to Pre-Effective Amendment No. 1.

10.19	Contribution Agreement, dated as of December 16, 2011, by and among Independence Realty Operating Partnership, LP and Centrepoint Arizona, LLC, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 22, 2011.

10.20	Multifamily Loan and Security Agreement, dated as of December 16, 2011, by and between IRT Centrepoint Arizona, LLC and KeyCorp Real Estate Capital Markets, Inc., relating to the property referred to as the Centrepoint Apartments, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on December 22, 2011.

10.21	Guaranty of Non-Recourse Carveouts, dated as of December 16, 2011, by Independence Realty Operating Partnership, LP for the benefit of KeyCorp Real Estate Capital Markets, Inc., relating to the property referred to as the Centrepoint Apartments, incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on December 22, 2011.

16.1	Letter of Ernst & Young, LLP regarding change in certifying accountant, incorporated by reference to Exhibit 16.1 to the current report on Form 8-K, filed February 11, 2011.

21.1	Subsidiaries of the company

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	XBRL (eXtensible Business Reporting Language). The following materials, formatted in XBRL: (i) Consolidated Balance Sheets as of December 31, 2011 and December 31, 2010, (ii) Consolidated Statements of Operations for the three-month periods and years ended December 31, 2011 and December 31, 2010, (iii) Consolidated Statements of Cash Flows for the years ended December 31, 2011 and December 31, 2010, and (v) notes to the consolidated financial statements as of December 31, 2011. As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purpose of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.