Form 10-Q
period 2012-03-31
INDEPENDENCE REALTY TRUST, INC
filed 2012-05-15
CIK 1466085

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of May 11, 2012 there were 320,000 shares of the Registrant’s common stock issued and outstanding.

INDEPENDENCE REALTY TRUST, INC.

i

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

Independence Realty Trust, Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited and dollars in thousands, except share and per share data)

	As of March 31, 2012	As of December 31, 2011
ASSETS:
Investments in real estate, net of accumulated depreciation of $10,021 and $9,304, respectively	$127,564	$128,124
Cash and cash equivalents	4,214	1,107
Restricted cash	1,204	1,072
Accounts receivable and other assets	274	543
Deferred costs, net of accumulated amortization of $27 and $15, respectively	497	506

Total assets	$133,753	$131,352

LIABILITIES AND EQUITY:
Mortgage indebtedness	$82,175	$82,175
Accounts payable and accrued expenses	1,465	1,529
Other liabilities	643	590

Total liabilities	84,283	84,294
Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized, 125 shares issued and outstanding	0	0
Common stock, $0.01 par value; 300,000,000 shares authorized, 320,000 shares issued and outstanding	3	0
Additional paid-in capital	3,268	200
Retained earnings (accumulated deficit)	(158)	(113)

Total stockholders’ equity	3,113	87
Non-controlling interest	46,357	46,971

Total equity	49,470	47,058

Total liabilities and equity	$133,753	$131,352

The accompanying notes are an integral part of these consolidated financial statements.

Independence Realty Trust, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited and dollars in thousands, except share and per share data)

	For the Three-Month Periods Ended March 31
	2012	2011
REVENUE:
Rental income	$3,566	$0
Tenant reimbursement and other property income	193	0
Other income	231	0

Total revenue	3,990	0
EXPENSES:
Property operating expenses	1,885	0
General and administrative expenses	305	57
Acquisition expenses	27	6
Depreciation and amortization	820	0

Total expenses	3,037	63

Operating income	953	(63)
Interest expense	(800)	0

Net income (loss):	153	(63)
Income allocated to preferred shares	(4)	0
Income (loss) allocated to non-controlling interest	(175)	0

Net income (loss) allocable to common shares	$(26)	$(63)

Earnings (loss) per share:
Basic	$(0.21)	$(3.16)

Diluted	$(0.21)	$(3.16)

Weighted-average shares:
Basic	125,495	20,000

Diluted	125,495	20,000

The accompanying notes are an integral part of these consolidated financial statements.

Independence Realty Trust, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited and dollars in thousands)

	For the Three-Month Periods Ended March 31
	2012	2011
Cash flows from operating activities:
Net income (loss)	$153	$(63)
Depreciation and amortization	820	0
Amortization of deferred financing costs	12	0
Changes in assets and liabilities:
Accounts receivable and other assets	269	(5)
Accounts payable and accrued expenses	(94)	11
Other liabilities	4	0

Net cash from operating activities	1,164	(57)
Cash flows from investing activities:
Capital expenditures	(260)	0
Increase in restricted cash	(132)	0

Net cash from investing activities	(392)	0
Cash flows from financing activities:
Proceeds from issuance of preferred stock	101	0
Proceeds from issuance of common stock	3,000	0
Payments for deferred financing costs	(3)	0
Distributions on common stock	(3)	0
Distributions to non-controlling interests	(760)	0

Net cash from financing activities	2,335	0

Net change in cash and cash equivalents	3,107	(57)
Cash and cash equivalents, beginning of period	1,107	209

Cash and cash equivalents, end of the period	$4,214	$152

The accompanying notes are an integral part of these consolidated financial statements.

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of March 31, 2012

(Unaudited and dollars in thousands, except share and per share data)

NOTE 1: Organization

Independence Realty Trust, Inc., or the Company, was formed on March 26, 2009 as a Maryland corporation that intends to qualify as a real estate investment trust, or REIT, commencing with the taxable year ended December 31, 2011. We are sponsored by RAIT Financial Trust, our sponsor, a publicly traded Maryland REIT whose common shares are listed on the New York Stock Exchange under the symbol “RAS.” As used herein, the terms “we,” “our” and “us” refer to the Company and, as required by context, Independence Realty Operating Partnership, LP, which we refer to as our operating partnership, and their subsidiaries. References to “shares” and “our common stock” refer to the shares of our common stock. We own substantially all of our assets and conduct our operations through our operating partnership, of which we are the sole general partner.

We sold 20,000 shares of our common stock to Independence Realty Advisors, LLC, our advisor, on April 30, 2009. Our advisor was purchased on January 20, 2011 by a wholly owned subsidiary of our sponsor. On January 4, 2012, we issued and sold 125 shares of our newly designated 12.5% Series A cumulative Non-Voting Preferred stock to 125 accredited investors who are not affiliated with us.

On June 10, 2011, our Registration Statement on Form S-11 (File No. 333-173391) for an offering of a minimum of 250,000 shares and a maximum of 100,000,000 shares of common stock for sale to the public at a price of $10.00 per share (subject to certain discounts) in the primary offering and $9.50 per share pursuant to our distribution reinvestment plan, which we refer to collectively as our offering, was declared effective under the Securities Act of 1933, as amended, or the Securities Act. During the quarter ended March 31, 2012, we satisfied the minimum offering amount of our offering as a result of our sale of 300,000 shares of our common stock for $10.00 per share for total gross proceeds of $3,000 to RAIT NTR Holdings, LLC, an indirect wholly owned subsidiary of our sponsor. As of March 31, 2012, our sponsor indirectly owned all of our outstanding common stock. We intend to invest the net proceeds of our ongoing public offering in a diversified portfolio of multifamily properties with strong and stable cash flows that have the potential to generate attractive distributions for our investors, with a primary focus on core and stabilized multifamily properties that are well leased and produce predictable income.

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

As of March 31, 2012, we owned seven multifamily properties with 1,812 units located in five states, with a total cost of $137,585, exclusive of closing costs.

NOTE 2: Summary of Significant Accounting Policies

a. Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared by management in accordance with U.S. generally accepted accounting principles, or GAAP. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations, although we believe that the included disclosures are adequate to make the information presented not misleading. The unaudited interim consolidated financial statements should be read in conjunction with our audited financial statements as of and for the year ended December 31, 2011 included in our Annual Report on Form 10-K. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our consolidated financial position and consolidated results of operations and cash flows are included. The results of operations for the interim periods presented are not necessarily indicative of the results for the full year.

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

As of March 31, 2012

(Unaudited and dollars in thousands, except share and per share data)

d. Organization and Offering Costs

We have incurred and expect to incur additional accounting and offering costs in connection with our offering. The offering and organization costs, which are primarily being incurred by our advisor, are expected to be paid or reimbursed by us with offering proceeds.

Our advisor has advanced or reimbursed, and may continue to advance or reimburse, all the organization and offering costs incurred on our behalf. We will pay our advisor up to 1.0% of gross offering proceeds. As of March 31, 2012, our offering proceeds were $3,000. Organization and offering costs include items such as legal and accounting fees, marketing, promotional and printing costs. All organizational cost will be expensed when incurred. All offering costs will be recorded as a reduction of additional paid-in-capital when incurred. Our advisor has incurred $3,725 of organization and offering costs from our date of inception through March 31, 2012 of which $30 have been reimbursed to our sponsor.

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

As of March 31, 2012

(Unaudited and dollars in thousands, except share and per share data)

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

i. Income Taxes

We expect that we will qualify and elect to be taxed as a REIT beginning with the taxable year ended December 31, 2011. Accordingly, we recorded no income tax expense for the three-months ended March 31, 2012 and 2011.

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

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of March 31, 2012

(Unaudited and dollars in thousands, except share and per share data)

j. Earnings per Share

Earnings per share is computed in accordance with FASB ASC Topic 260, “Earnings per Share”, by dividing the net income by the weighted average number of common shares outstanding during the respective period. Earnings per share excludes 5,274,900 limited partnership units that are convertible into common stock as their effect would be anti-dilutive for the three-months ended March 31, 2012. No such limited partnership units existed as of March 31, 2011.

k. Recent Accounting Pronouncements

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

NOTE 3: Investments in Real Estate

As of March 31, 2012, our investments in real estate consisted of seven multifamily real estate properties with 1,812 units. The table below summarizes our investments in real estate:

Land	$27,089
Building	109,072
Furniture, fixtures and equipment	1,424

Total investment in real estate	137,585
Accumulated depreciation	(10,021)

Investments in real estate, net	$127,564

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of March 31, 2012

(Unaudited and dollars in thousands, except share and per share data)

NOTE 4: Mortgage Indebtedness

A summary of each mortgage, as of March 31, 2012, is as follows:

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

As of March 31, 2012

(Unaudited and dollars in thousands, except share and per share data)

NOTE 5: Shareholder Equity and Non-Controlling Interest

Stockholder Equity

Preferred Shares

On January 4, 2012, we issued and sold 125 shares of our newly designated 12.5% Series A Cumulative Non-Voting Preferred Stock, $0.01 par value per share, which we refer to as the Series A Preferred Stock, for a purchase price of $1,000 per share, or $125 in the aggregate, to 125 accredited investors who are not affiliated with us. We intend to qualify and elect to be taxed as a REIT beginning with the taxable year ended December 31, 2011. One requirement to qualify as a REIT is that 100 or more persons must own our outstanding shares of capital stock during at least 335 days of a taxable year of 12 months, other than our first REIT taxable year. We expect that the sale of our Series A Preferred Stock will ensure that we can meet this requirement.

On February 15, 2012, our board of directors authorized and declared dividends on our Series A Preferred Stock for the quarterly period ending on March 31, 2012. The dividends will be paid to the holders of the Series A Preferred Stock of record at a rate of $0.34153005 per day, which is an amount that is equivalent to a 12.5% annualized rate based on a share price of $1,000. The dividends will be aggregated and paid in cash on July 29, 2012, pursuant to the requirements of our charter.

Common Shares

During the quarter ended March 31, 2012, we satisfied the minimum offering amount as a result of our sale of $3,000 in shares of our common stock to a subsidiary of our sponsor in exchange for cash.

On February 15, 2012, our board of directors authorized and declared dividends on our common stock for the months of January, February and March 2012. The dividends were paid to the holders of our common stock of record at a rate of $0.00163934 per share per day, for a total of $19.

Non-controlling Interest

On February 15, 2012, our board of directors authorized and declared distributions for the months of January, February and March 2012. The distributions were paid to common operating partnership unit holders of record at a rate of $0.00163934 per unit per day, for a total of $789.

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

As of March 31, 2012

(Unaudited and dollars in thousands, except share and per share data)

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

•

We pay to our advisor an asset management fee that is payable quarterly in an amount equal to 0.1875% of the average invested assets as of the last day of the quarter, which equates to an annualized rate of 0.75% per annum. Average invested assets means the average of the aggregate book value of our assets invested in interests in, and loans secured by, real estate before reserves for depreciation or bad debt or other similar non-cash reserves. As part of the acquisition of our initial portfolio of six properties, our advisor agreed to waive any asset management fees on the initial portfolio for the first two years of our ownership. For the three-month period ended March 31, 2012, we paid $53 of asset management fees to our advisor.

•

If our advisor provides services in connection with the financing of any third party debt that we obtain, we will pay the advisor a financing coordination fee equal to 1.0% of the amount available and/or outstanding under such financing, subject to certain limitations. We do not pay financing coordination fees in connection with debt provided by our sponsor. The services our advisor may perform include, without limitation, searching for lenders in connection with a proposed refinancing and negotiating the terms of any proposed refinancing with such lenders. Our advisor may reallow some or all of this fee to reimburse third parties that it retains to procure any such refinancing. For the three-month period ended March 31, 2012, we did not pay any financing coordination fees to our advisor.

•

We may pay our advisor a disposition fee upon the sale of one or more of our properties in an amount equal to the lesser of (a) one-half of the commission that would be reasonable, customary and competitive in light of the size, type and location of the asset or (b) 1% of the sale price of the asset. Payment of such fee may be made only if the advisor provides a substantial amount of services in connection with the sale of the asset. In addition, the amount paid when added to all other commissions paid to unaffiliated parties in connection with such sale shall not exceed the lesser of the commission that would be reasonable, customary and competitive in light of the size, type and location of the asset or an amount equal to 6% of the sale price of such asset. For the three-month period ended March 31, 2012, we did not pay any disposition fees to our advisor.

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of March 31, 2012

(Unaudited and dollars in thousands, except share and per share data)

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

•

We may reimburse our advisor for certain costs it incurs in connection with the services it provides to us including, but not limited to: (i) organization and offering costs in an amount up to 1% of gross offering proceeds, which include actual legal, accounting, printing and expenses attributable to preparing the SEC registration statement, qualification of the shares for sale in the states and filing fees incurred by the advisor, as well as reimbursements for salaries and direct expenses of its employees, including, without limitation, employee benefits, while engaged in registering the shares and other organization costs, other than selling commissions and the dealer manager fee; (ii) advertising expenses, expense reimbursements, and legal and accounting fees; (iii) the actual cost of goods and materials used by us and obtained from entities not affiliated with the advisor; (iv) administrative services (including personnel costs; provided, however, that no reimbursement shall be made for costs of personnel to the extent that such personnel perform services in transactions for which the advisor receives a separate fee); and (v) rent, leasehold improvement costs, utilities or other administrative items generally constituting our advisor’s overhead. We will not reimburse the advisor for any services for which we will pay the advisor a separate fee. For the three-month period ended March 31, 2012, our advisor incurred $187 of these expenses. During the three-months ended March 31, 2012, we reimbursed our advisor for $30 of these expenses.

•

We reimburse our advisor for expenses it incurs in connection with our purchase of an asset. The acquisition fees and expenses for any particular asset, including amounts payable to affiliates, will not exceed, in the aggregate, 6% of the contract purchase price (including any mortgage assumed) of the asset. Our advisor will be paid acquisition expenses and we will reimburse our advisor for acquisition expenses only to the extent that acquisition fees and acquisition expenses collectively do not exceed 6% of the contract price of our assets. For the three-month period ended March 31, 2012, we did not reimburse our advisor for any acquisition expenses.

Our advisory agreement has a one-year term, subject to an unlimited number of successive one-year renewals upon mutual consent of the parties. We may terminate the advisory agreement without penalty upon 60 days’ written notice. If we terminate the advisory agreement, we will pay our advisor all unpaid advances for operating expenses and all earned but unpaid fees. Effective April 7, 2012, our advisory agreement was renewed for a one-year term through April 7, 2013.

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

As of March 31, 2012

(Unaudited and dollars in thousands, except share and per share data)

Selling Commissions and Fees Paid to our Dealer Manager

The dealer manager for our public offering of common stock is Independence Realty Securities, LLC, an indirect wholly owned subsidiary of our sponsor. Our dealer manager is a licensed broker-dealer registered with FINRA. Our dealer manager is entitled to certain selling commissions, dealer manager fees and reimbursements relating to raising capital. Our dealer manager agreement with our dealer manager provides for the following compensation:

•

We pay our dealer manager selling commissions of up to 7.0% of the gross proceeds from our public offering. Our dealer manager intends to reallow all or a portion of commissions earned for those transactions that involve participating broker-dealers. For the three-month period ended March 31, 2012, we did not pay any selling commissions to our dealer manager.

•

We pay our dealer manager a dealer manager fee of 3.0% of the gross proceeds from our public offering. Our dealer manager, in its sole discretion, may reallow a portion of its dealer manager fee of up to 1.5% of the gross offering proceeds to be paid to such participating broker-dealers. For the three-month period ended March 31, 2012, we did not pay any dealer manager fees to our dealer manager.

•

We may reimburse our dealer manager for its reasonable bona fide due diligence expenses and reimburse it for reimbursements it may make to broker-dealers for reasonable bona fide due diligence expenses which are included in a detailed and itemized invoice. Reimbursement of these amounts, combined with the reimbursement of all other organizational and offering costs, shall not exceed 15% of the gross proceeds raised in our public offering. For the three-month period ended March 31, 2012, our dealer manager incurred $0 of reimbursable due diligence expenses.

Property Management Fees Paid to Our Property Manager

We have entered into property management agreements with Jupiter Communities, LLC, or our property manager, which is majority owned by our sponsor, with respect to each of our properties. Pursuant to the property management agreements, we pay our property manager property management and leasing fees on a monthly basis of an amount up to 4.0% of the gross revenues from the property for each month. Additionally, we may pay our property manager a separate fee for the one-time initial rent-up or leasing-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s length transactions by others rendering similar services in the same geographic area for similar properties as determined by a survey of brokers and agents in such area. Each management agreement has an initial one year term, subject to automatic one-year renewals unless either party gives prior notice of its desire to terminate the management agreement. For the three-month period ended March 31, 2012, we paid $157 of property management and leasing fees to our property manager.

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

All forward-looking statements included herein should be read in light of the factors identified in the “Risk Factors” section of our Annual Report on Form 10-K filed with the SEC on March 9, 2012, as the same may be amended and supplemented from time to time.

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

On June 10, 2011, our Registration Statement on Form S-11 (File No. 333-173391) for an offering of a minimum of 250,000 shares and a maximum of 100,000,000 shares of common stock for sale to the public at a price of $10.00 per share (subject to certain discounts) in the primary offering and $9.50 per share pursuant to our distribution reinvestment plan, which we refer to collectively as our offering, was initially declared effective under the Securities Act of 1933, as amended, or the Securities Act. During the quarter ended March 31, 2012, we satisfied the minimum offering amount of our offering as a result of our sale of 300,000 shares of our common stock for $10.00 per share for total gross proceeds of $3,000,000 to RAIT NTR Holdings, LLC, an indirect wholly owned subsidiary of our sponsor. As of March 31, 2012, our sponsor indirectly owned all of our outstanding common stock. We intend to invest the net proceeds of our ongoing public offering in a diversified portfolio of multifamily properties with strong and stable cash flows that have the potential to generate attractive distributions for our investors, with a primary focus on core and stabilized multifamily properties that are well leased and produce predictable income. Our offering will end no later than June 10, 2013 unless we elect to extend it to a date no later than June 10, 2014 in states that permit us to make this one-year extension.

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

The below table summarizes our investments in real estate, all of which are fee simple interests in multifamily properties as of March 31, 2012 (dollars in thousands, except average effective rent):

Property Name	State	Total Cost	Accumulated Depreciation	Carrying Amount	Encumbrances	Units	Average Occupancy	Average Effective Rent (1)
Crestmont Apartments	GA	$16,345	$(1,522)	$14,823	$(6,750)	228	93.0%	$689
Cumberland Glen Apartments	GA	16,382	(1,541)	14,841	(6,900)	222	92.8	672
Copper Mill Apartments	TX	17,562	(1,640)	15,922	(7,350)	320	98.1	690
Heritage Trace Apartments	VA	13,549	(1,263)	12,286	(5,500)	200	92.5	757
Belle Creek Apartments	CO	9,676	(732)	8,944	(10,575)	162	95.7	854
Tresa at Arrowhead	AZ	35,700	(2,107)	33,593	(27,500)	360	95.3	768
Centrepoint Apartments	AZ	28,371	(1,216)	27,155	(17,600)	320	97.2	794

Total		$137,585	$(10,021)	$127,564	$(82,175)	1,812	94.9%	$746

(1)	Average effective rent is rent per unit per month.

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

Set forth below is a reconciliation net income (loss) to FFO and MFFO for the three-month periods ended March 31, 2012 and 2011 (in thousands, except share information):

	For the Three-Month Periods Ended March 31
	2012	2011
Funds From Operations:
Net income (loss)	$153	$(63)
Adjustments:
Real estate depreciation and amortization	820	—
(Gains) losses on the sale of real estate	—	—

Funds From Operations	$973	$(63)

Weighted-average shares—diluted (a)	5,400,395	20,000

Modified Funds From Operations:
Funds From Operations	$973	$(63)
Adjustments:
Acquisition fees and expenses	27	6
Amortization or accretion of premiums, discounts and deferred costs	—	—

Modified Funds From Operations	$1,000	$(57)

Weighted-average shares—diluted (a)	5,400,395	20,000

(a)	Weighted-average shares—diluted includes 5,274,900 limited partnership units that are convertible into common stock as of March 31, 2012. No such units existed as of March 31, 2011.

Results of Operations

Three-Month Period Ended March 31, 2012 Compared to the Three-Month Period Ended March 31, 2011

We generated $4.0 million of revenue during the three-months ended March 31, 2012 as a result of the acquisition of seven properties in 2011. During the three-month period ended March 2011, we did not own any revenue-producing assets and as such the financial information for the three-month period ended March 31, 2012 is not comparable to the three-month period ended March 31, 2011.

We incurred $3.0 million of expenses during the three-month period ended March 31, 2012, comprised primarily of property operating expenses of $1.9 million and depreciation and amortization of $0.8 million. These expenses relate to the acquisition and ownership of the seven properties we acquired in 2011. We incurred certain general and administrative expenses related to audit and other professional fees, trustee fees and other federal and state filing fees during the three-month periods ended March 31, 2012 and 2011, of $0.3 million and $0.1 million, respectively.

During the three-month period ended March 31, 2012, we incurred $0.8 million of interest expense associated with the $82.2 million of mortgage indebtedness used to finance the seven properties we acquired in 2011.

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

Our primary cash requirements are to:

•	make investments and fund the associated costs;

•	repay our indebtedness;

•	pay our operating and organization and offering expenses, including fees paid to our advisor and Jupiter Communities, LLC, our property manager;

•	fund repurchases of shares pursuant to our share repurchase program; and

•	distribute a minimum of 90% of our REIT taxable income and to make investments in a manner that enables us to maintain our qualification as a REIT.

We intend to meet these liquidity requirements primarily through:

•	the use of our cash and cash equivalent balance of $4.2 million as of March 31, 2012;

•	cash generated from operating activities;

•	proceeds from the sale of our common stock pursuant to our offering and our distribution reinvestment plan; and

•	proceeds from future borrowings.

Cash Flows

As of March 31, 2012 and 2011, we maintained cash and cash equivalents of approximately $4.2 million and $0.2 million, respectively. Our cash and cash equivalents were generated from the following activities (dollars in thousands):

	For the Three-Month Periods Ended March 31
	2012	2011
Cash flow from operating activities	$1,164	$(57)
Cash flow from investing activities	(392)	0
Cash flow from financing activities	2,335	0

Net change in cash and cash equivalents	3,107	(57)
Cash and cash equivalents at beginning of period	1,107	209

Cash and cash equivalents at end of period	$4,214	$152

Our increased cash inflow from operating activities during the three-month period ended March 31, 2012 is due to the acquisition of the seven multifamily properties in 2011.

The cash inflow from our financing activities during the three-month period ended March 31, 2012 is substantially due to the issuance of 300,000 shares of our common stock for $3.0 million in cash.

Off-Balance Sheet Arrangements

None.

Critical Accounting Estimates and Policies

Our Annual Report on Form 10-K for the year ended December 31, 2011 contains a discussion of our critical accounting policies. Management discusses our critical accounting policies and management’s judgments and estimates with our Audit Committee.

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

There have been no material changes in quantitative and qualitative market risks during the three months ended March 31, 2012 from the disclosures included in our Annual Report on Form 10-K for the year ended December 31, 2011. Reference is made to Item 7A included in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 4.	Controls and Procedures.

Disclosure Controls and Procedures

As of the end of the period covered by this report, management, including our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act). Based upon, and as of the date of, the evaluation, our principal executive officer and principal financial officer concluded that the disclosure controls and procedures were effective at the reasonable assurance level in recording, processing, summarizing and reporting on a timely basis, information required to be disclosed by us in our reports that we file or submit under the Exchange Act.

Changes in Internal Control Over Financial Reporting

There have been no significant changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

There have not been any material changes from the risk factors previously disclosed in Item 1A—“Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The information required by this Item was previously included in our Current Report on Form 8-K filed with the SEC on January 5, 2012.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information.

The disclosure below is intended to satisfy any obligation of ours to provide disclosure pursuant to clause (b) and clause (c) of Item 5.02 of Form 8-K.

On May 14, 2012, Jack E. Salmon, our president, chief financial officer and one of our directors, recommended to our board of directors that James J. Sebra, our treasurer, assume the title and responsibilities of chief financial officer. Our board of directors accepted Mr. Salmon’s recommendation and, effective May 14, 2012, appointed Mr. Sebra to serve as our chief financial officer while retaining his title of treasurer. Mr. Salmon remains our president and one of our directors.

James J. Sebra, age 36, has served as our chief financial officer since May 2012, our treasurer since January 2011 and as the senior vice president-finance and chief accounting officer of our sponsor since May 2007. Since October 2011, Mr. Sebra has also served as the chief financial officer and treasurer of Independence Mortgage Trust, Inc, a non-listed public REIT which is focused on investments in commercial real estate loans and is sponsored by our sponsor. Mr. Sebra joined our sponsor in connection with our sponsor’s acquisition of Taberna Realty Finance Trust, or Taberna, and served as Taberna’s vice president and chief accounting officer from June 2005 until its acquisition on December 11, 2006. Prior to joining Taberna, Mr. Sebra served as the controller of Brandywine Realty Trust, a publicly held REIT, from 2004 to 2005. From 1998 to 2004, Mr. Sebra worked with Arthur Andersen LLP and KPMG LLP, public accounting firms, serving a variety of publicly held and privately held real estate companies and professional service firms. Mr. Sebra holds a Bachelor of Science in Accounting from Saint Joseph’s University in Philadelphia and a Masters of Business Administration from Villanova University in Philadelphia.

        Our officers, including Mr. Sebra, do not receive any cash compensation from us for their services as our officers. No plans, contracts or arrangements to which Mr. Sebra is a party or in which he participates were made or amended in connection with his appointment and no grants or awards were made to Mr. Sebra in connection with his appointment. There have been no transactions regarding Mr. Sebra that we are required to disclose pursuant to Item 404(a) of Regulation S-K.

Item 6.	Exhibits.

The exhibits listed on the Exhibit Index (following the signatures section of this Quarterly Report on Form 10-Q) are included herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Independence Realty Trust, Inc.

Date: May 15, 2012	By:	/S/ JACK E. SALMON
Jack E. Salmon
President
(Principal Executive Officer)

Date: May 15, 2012	By:	/S/ JAMES J. SEBRA
James J. Sebra
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit	Description

3.1	Fifth Articles of Amendment and Restatement of the Company, dated as of February 29, 2012, incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

3.2	First Amended and Restated Bylaws of the Company, incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-11 filed on April 8, 2011, Commission File No. 333-173391.

4.1	Third Amended and Restated Agreement of Limited Partnership of Independence Realty Operating Partnership, LP, dated as of January 4, 2012, incorporated by reference to Exhibit 4.1 to Post-Effective Amendment No. 3 to the Registration Statement on Form S-11 filed on March 16, 2012, Commission File No. 333-173391 (“Post-Effective Amendment No. 3”).

4.2	Distribution Reinvestment Plan, incorporated by reference to Appendix B to the prospectus contained within Post-Effective Amendment No. 3.

4.3	Form of Subscription Agreement, incorporated by reference to Appendix C to the prospectus contained within Post-Effective Amendment No. 3.

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	XBRL (eXtensible Business Reporting Language). The following materials, formatted in XBRL: (i) Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011, (ii) Consolidated Statements of Operations for the three-month periods ended March 31, 2012 and March 31, 2011, (iii) Consolidated Statements of Cash Flows for the three-month periods ended March 31, 2012 and March 31, 2011, and (v) notes to the consolidated financial statements as of March 31, 2012. As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purpose of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.