Form 10-Q/A
period 2012-03-31
INDEPENDENCE REALTY TRUST, INC
filed 2012-08-07
CIK 1466085

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

As of August 6, 2012 there were 325,000 shares of the Registrant’s common stock issued and outstanding.

EXPLANATORY NOTE

We are filing this Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012 (the “First Quarter 10-Q”), as filed with the Securities and Exchange Commission, or the SEC, on May 15, 2012, in order to revise the Principal Executive Officer and Principal Financial Officer certifications originally filed as Exhibits 31.1 and 31.2, respectively, which inadvertently omitted certain language required to be included.

This Form 10-Q/A is limited in scope to the item identified above and should be read in conjunction with the First Quarter 10-Q and our other filings with the SEC.

This Form 10-Q/A does not reflect events occurring after the filing of the First Quarter 10-Q or modify or update those disclosures affected by subsequent events. Consequently, all other information is unchanged and reflects the disclosures made at the time of the filing of the First Quarter 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Independence Realty Trust, Inc.

Date: August 7, 2012	By:	/S/ JACK E. SALMON
Jack E. Salmon
President
(Principal Executive Officer)

Date: August 7, 2012	By:	/S/ JAMES J. SEBRA
James J. Sebra
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit	Description

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

4