Form 10-Q
period 2012-06-30
INDEPENDENCE REALTY TRUST, INC
filed 2012-08-13
CIK 1466085

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of August 10, 2012 there were 325,010 shares of the Registrant’s common stock issued and outstanding.

INDEPENDENCE REALTY TRUST, INC.

i

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

Independence Realty Trust, Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited and dollars in thousands, except share and per share data)

	As of June 30, 2012	As of December 31, 2011
ASSETS:
Investments in real estate, net of accumulated depreciation of $10,748 and $9,304, respectively	$127,085	$128,124
Cash and cash equivalents	3,940	1,107
Restricted cash	983	1,072
Accounts receivable and other assets	607	543
Deferred costs, net of accumulated amortization of $39 and $15, respectively	407	506

Total assets	$133,022	$131,352

LIABILITIES AND EQUITY:
Mortgage indebtedness	$82,175	$82,175
Accounts payable and accrued expenses	1,374	1,529
Other liabilities	604	590

Total liabilities	84,153	84,294
Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized, 125 shares issued and outstanding	0	0
Common stock, $0.01 par value; 300,000,000 shares authorized, 320,000 shares issued and outstanding	3	0
Additional paid-in capital	3,267	200
Retained earnings (accumulated deficit)	(220)	(113)

Total stockholders’ equity	3,050	87
Non-controlling interest	45,819	46,971

Total equity	48,869	47,058

Total liabilities and equity	$133,022	$131,352

The accompanying notes are an integral part of these consolidated financial statements.

Independence Realty Trust, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited and dollars in thousands, except share and per share data)

	For the Three-Month Periods Ended June 30		For the Six-Month Periods Ended June 30
	2012	2011	2012	2011
REVENUE:
Rental income	$3,652	$1,933	$7,218	$1,933
Tenant reimbursement and other property income	201	107	394	107
Other income	233	134	464	134

Total revenue	4,086	2,174	8,076	2,174
EXPENSES:
Property operating expenses	1,924	1,104	3,809	1,104
General and administrative expenses	300	42	605	99
Acquisition expenses	13	340	40	346
Depreciation and amortization	811	453	1,631	453

Total expenses	3,048	1,939	6,085	2,002

Operating Income	1,038	235	1,991	172
Interest expense	(799)	(424)	(1,599)	(424)

Net income (loss)	239	(189)	392	(252)
Income allocated to preferred shares	(4)	0	(8)	0
Income (loss) allocated to non-controlling interest	(249)	216	(424)	216

Net income (loss) allocable to common shares	$(14)	$27	$(40)	$(36)

Earnings (loss) per share:
Basic	$(0.04)	$1.35	$(0.18)	$(1.80)

Diluted	$(0.04)	$1.35	$(0.18)	$(1.80)

Weighted-average shares:
Basic	320,000	20,000	222,747	20,000

Diluted	320,000	20,000	222,747	20,000

The accompanying notes are an integral part of these consolidated financial statements.

Independence Realty Trust, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited and dollars in thousands)

	For the Six-Month Periods Ended June 30
	2012	2011
Cash flows from operating activities:
Net income (loss)	$392	$(252)
Depreciation and amortization	1,631	453
Amortization of deferred financing costs	92	1
Changes in assets and liabilities:
Accounts receivable and other assets	(64)	(422)
Accounts payable and accrued expenses	(155)	879
Other liabilities	(21)	5

Net cash from operating activities	1,875	664
Cash flows from investing activities:
Acquisition of real estate properties	0	(644)
Capital expenditures	(592)	(153)
Increase in restricted cash	89	581

Net cash from investing activities	(503)	(216)
Cash flows from financing activities:
Proceeds from issuance of preferred stock	100	0
Proceeds from issuance of common stock	2,970	0
Proceeds from issuance of non-controlling interests	0	1,250
Payments for deferred financing costs	7	(263)
Distributions on preferred stock	(8)	0
Distributions on common stock	(52)	0
Distributions to non-controlling interests	(1,556)	0

Net cash from financing activities	1,461	987

Net change in cash and cash equivalents	2,833	1,435
Cash and cash equivalents, beginning of period	1,107	209

Cash and cash equivalents, end of the period	$3,940	$1,644

The accompanying notes are an integral part of these consolidated financial statements.

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of June 30, 2012

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

We sold 20,000 shares of our common stock to Independence Realty Advisors, LLC, our advisor, on April 30, 2009. Our advisor was purchased on January 20, 2011 by a wholly owned subsidiary of our sponsor. Our advisor transferred its 20,000 shares to RAIT NTR Holdings, LLC, or RAIT NTR, an indirect wholly owned subsidiary of our sponsor on June 18, 2012. On January 4, 2012, we issued and sold 125 shares of our newly designated 12.5% Series A Cumulative Non-Voting Preferred Stock to 125 accredited investors who are not affiliated with us.

On June 10, 2011, our Registration Statement on Form S-11 (File No. 333-173391) for an offering of a minimum of 250,000 shares and a maximum of 100,000,000 shares of common stock for sale to the public at a price of $10.00 per share (subject to certain discounts) in the primary offering and $9.50 per share pursuant to our distribution reinvestment plan, which we refer to collectively as our offering, was declared effective under the Securities Act of 1933, as amended, or the Securities Act. During the quarter ended March 31, 2012, we satisfied the minimum offering amount of our offering as a result of our sale of 300,000 shares of our common stock for $10.00 per share for total gross proceeds of $3,000 to RAIT NTR. As of June 30, 2012, our sponsor indirectly owned all of our outstanding common stock. Subsequent to June 30, 2012, an additional 5,000 shares have been sold in our offering to unaffiliated investors. We intend to invest the net proceeds of our ongoing public offering in a diversified portfolio of multifamily properties with strong and stable cash flows that have the potential to generate attractive distributions for our investors, with a primary focus on core and stabilized multifamily properties that are well leased and produce predictable income.

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

As of June 30, 2012, we owned seven multifamily properties with 1,812 units located in five states.

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

Our advisor has advanced or reimbursed, and may continue to advance or reimburse, all the organization and offering costs incurred on our behalf. We will pay our advisor up to 1.0% of gross offering proceeds. As of June 30, 2012, our offering proceeds were $3,000. Organization and offering costs include items such as legal and accounting fees, marketing, promotional and printing costs. All organizational cost will be expensed when incurred. All offering costs will be recorded as a reduction of additional paid-in-capital when incurred. Our advisor has incurred $4,091 of organization and offering costs from our date of inception through June 30, 2012 of which $30 have been reimbursed to our advisor.

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

i. Comprehensive Income

Comprehensive income was $(10) and $27 for the three-month periods ended June 30, 2012 and 2011, respectively. Comprehensive income was $(32) and $(36) for the six-month periods ended June 30, 2012 and 2011, respectively. We did not have any components of comprehensive income and as such our comprehensive income is our reported net income after our income (loss) allocated to non-controlling interest for all periods presented.

j. Income Taxes

We expect that we will qualify and elect to be taxed as a REIT beginning with the taxable year ended December 31, 2011. Accordingly, we recorded no income tax expense for the three and six-months ended June 30, 2012 and 2011.

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

k. Earnings per Share

Earnings per share is computed in accordance with FASB ASC Topic 260, “Earnings per Share”, by dividing the net income by the weighted average number of common shares outstanding during the respective period. Earnings per share excludes 5,274,900 limited partnership units that are convertible into common stock as their effect would be anti-dilutive for the three and six-months ended June 30, 2012.

l. Recent Accounting Pronouncements

In December 2011, the FASB issued an accounting standard classified under FASB ASC Topic 360, “Property, Plant, and Equipment”. This accounting standard amends existing guidance to resolve the diversity in practice about whether the guidance for real estate sales applies to a parent that ceases to have a controlling financial interest in a subsidiary that is in substance real estate as a result of default on the subsidiary’s nonrecourse debt. This accounting standard is effective for fiscal years, and interim periods with those years, beginning on or after June 15, 2012. Management expects that the adoption of this standard will not have a material impact on our consolidated financial statements.

NOTE 3: Investments in Real Estate

As of June 30, 2012, our investments in real estate consisted of seven multifamily real estate properties with 1,812 units. The table below summarizes our investments in real estate:

Land	$27,089
Building	109,072
Furniture, fixtures and equipment	1,672

Total investment in real estate	137,833
Accumulated depreciation	(10,748)

Investments in real estate, net	$127,085

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

Our consolidated unaudited pro forma information, after including the acquisition of real estate properties, is presented below as if the acquisition occurred on January 1, 2011. These pro forma results are not necessarily indicative of the results which actually would have occurred if the acquisition had occurred on the first day of the periods presented, nor does the pro forma financial information purport to represent the results of operations for future periods:

Description	For the Six-Month Period Ended June 30, 2011
Total revenue, as reported	$2,174
Pro forma revenue	6,521
Net income (loss) allocable to common shares, as reported	(36)
Pro forma net income (loss) allocable to common shares	(35)

NOTE 4: Mortgage Indebtedness

Each of our properties is encumbered by a first mortgage. Our sponsor holds $38,075 of our debt while $44,100 is held by third parties. A summary of each mortgage, as of June 30, 2012, is as follows:

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

NOTE 5: Stockholder Equity and Non-Controlling Interest

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

On May 10, 2012, our board of directors authorized and declared distributions on our Series A Preferred Stock for the period beginning on their original issue date, January 4, 2012, and ending on June 30, 2012. The distributions were payable to the holders of the Series A Preferred Stock of record at a rate of $0.34722222 per day, which is an amount that is equivalent to a 12.5% annualized distribution rate based on a share price of $1,000. The distributions were paid in cash on June 29, 2012, pursuant to the requirements of our charter.

On August 9, 2012, our board of directors authorized and declared distributions on our Series A Preferred Stock for the period beginning on July 1, 2012, and ending on December 31, 2012. The distributions are payable to the holders of the Series A Preferred Stock of record at a rate of $0.34722222 per day, which is an amount that is equivalent to a 12.5% annualized distribution rate based on a share price of $1,000. The dividends will be aggregated and paid in cash on December 31, 2012, pursuant to the requirements of our charter.

Common Shares

During the quarter ended March 31, 2012, we satisfied the minimum offering amount as a result of our sale of $3,000 in shares of our common stock to a subsidiary of our sponsor in exchange for cash.

On February 15, 2012, our board of directors authorized and declared distributions on our common stock for the months of January, February and March 2012. The distributions were paid to the holders of our common stock of record at a rate of $0.00163934 per share per day, for a total of $19 for the three months ended March 31, 2012.

On May 10, 2012, our board of directors authorized and declared distributions on our common stock for the months of April, May and June 2012. The distributions were paid to the holders of our common stock of record at a rate of $0.00163934 per share per day, for a total of $48 for the three months ended June 30, 3012.

On August 9, 2012, our board of directors authorized and declared distributions on our common stock for the months of July, August and September 2012. The distributions will be paid to the holders of our common stock of record at a rate of $0.00163934 per share per day.

Non-controlling Interest

On February 15, 2012, our board of directors authorized and declared distributions on our common partnership units for the months of January, February and March 2012. The distributions were paid to common operating partnership unit holders of record at a rate of $0.00163934 per unit per day, for a total of $789 for the three months ended March 31, 2012.

On May 10, 2012, our board of directors authorized and declared distributions on our common partnership units for the months of April, May and June 2012. The distributions were paid to common operating partnership unit holders of record at a rate of $0.00163934 per unit per day, for a total of $787 for the three months ended June 30, 2012.

On August 9, 2012, our board of directors authorized and declared distributions on our common partnership units for the months of July, August and September 2012. The distributions will be paid to common operating partnership unit holders of record at a rate of $0.00163934 per unit per day.

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

•

We pay to our advisor an asset management fee that is payable quarterly in an amount equal to 0.1875% of the average invested assets as of the last day of the quarter, which equates to an annualized rate of 0.75% per annum. Average invested assets means the average of the aggregate book value of our assets invested in interests in, and loans secured by, real estate before reserves for depreciation or bad debt or other similar non-cash reserves. As part of the acquisition of our initial portfolio of six properties, our advisor agreed to waive any asset management fees on the initial portfolio for the first two years of our ownership. For the three and six-month periods ended June 30, 2012, we paid $53 and $106 of asset management fees to our advisor, respectively.

•

If our advisor provides services in connection with the financing of any third party debt that we obtain, we will pay the advisor a financing coordination fee equal to 1.0% of the amount available and/or outstanding under such financing, subject to certain limitations. We do not pay financing coordination fees in connection with debt provided by our sponsor. The services our advisor may perform include, without limitation, searching for lenders in connection with a proposed refinancing and negotiating the terms of any proposed refinancing with such lenders. Our advisor may reallow some or all of this fee to reimburse third parties that it retains to procure any such refinancing. For the three and six-month periods ended June 30, 2012, we did not pay any financing coordination fees to our advisor.

•

We may pay our advisor a disposition fee upon the sale of one or more of our properties in an amount equal to the lesser of (a) one-half of the commission that would be reasonable, customary and competitive in light of the size, type and location of the asset or (b) 1% of the sale price of the asset. Payment of such fee may be made only if the advisor provides a substantial amount of services in connection with the sale of the asset. In addition, the amount paid when added to all other commissions paid to unaffiliated parties in connection with such sale shall not exceed the lesser of the commission that would be reasonable, customary and competitive in light of the size, type and location of the asset or an amount equal to 6% of the sale price of such asset. For the three and six-month periods ended June 30, 2012, we did not pay any disposition fees to our advisor.

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

•

We may reimburse our advisor for certain costs it incurs in connection with the services it provides to us including, but not limited to: (i) organization and offering costs in an amount up to 1% of gross offering proceeds, which include actual legal, accounting, printing and expenses attributable to preparing the SEC registration statement, qualification of the shares for sale in the states and filing fees incurred by the advisor, as well as reimbursements for salaries and direct expenses of its employees, including, without limitation, employee benefits, while engaged in registering the shares and other organization costs, other than selling commissions and the dealer manager fee; (ii) advertising expenses, expense reimbursements, and legal and accounting fees; (iii) the actual cost of goods and materials used by us and obtained from entities not affiliated with the advisor; (iv) administrative services (including personnel costs; provided, however, that no reimbursement shall be made for costs of personnel to the extent that such personnel perform services in transactions for which the advisor receives a separate fee); and (v) rent, leasehold improvement costs, utilities or other administrative items generally constituting our advisor’s overhead. We will not reimburse the advisor for any services for which we will pay the advisor a separate fee. For the three and six-month periods ended June 30, 2012, our advisor incurred $327 and $513 of these expenses, respectively. During the three and six-months ended June 30, 2012, we reimbursed our advisor for $0 and $30 of these expenses, respectively.

•

We reimburse our advisor for expenses it incurs in connection with our purchase of an asset. The acquisition fees and expenses for any particular asset, including amounts payable to affiliates, will not exceed, in the aggregate, 6% of the contract purchase price (including any mortgage assumed) of the asset. Our advisor will be paid acquisition expenses and we will reimburse our advisor for acquisition expenses only to the extent that acquisition fees and acquisition expenses collectively do not exceed 6% of the contract price of our assets. For the three and six-month periods ended June 30, 2012, we did not reimburse our advisor for any acquisition expenses.

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

2%/25% Guidelines

Commencing with the quarter ended June 30, 2012, our advisor must reimburse us for the amounts, if any, by which our total REIT operating expenses paid during the previous four quarters then ended exceed the greater of:

•	2% of our average invested assets for that period; or

•	25% of our net income for that period;

provided, however, that only so much of the excess specified above will be required to be reimbursed as the board of directors, including a majority of the independent directors, determines should justifiably be reimbursed in light of any unanticipated, unusual or non-recurring factors. Within 60 days after the end of the quarter for which the excess occurred, the stockholders will be sent a written disclosure and explanation of the factors the independent directors considered in arriving at the conclusion that the higher total operating expenses were justified. Operating expenses are defined for this purpose as all expenses paid or incurred by us, as determined under GAAP, that are in any way related to our operation, including advisory fees, but excluding (i) the expenses of raising capital such as organization and offering expenses, legal, audit, accounting, underwriting, brokerage, listing, registration and other fees, printing and other such expenses and taxes incurred in connection with the issuance, distribution, transfer, registration and stock exchange listing of our stock; (ii) interest payments; (iii) taxes; (iv) non-cash expenditures such as depreciation, amortization and bad debt reserves; (v) reasonable incentive fees based on the gain from the sale of our assets; and (vi) acquisition fees and expenses (including expenses relating to potential investments that we do not close), disposition fees on the resale of property and other expenses connected with the acquisition, disposition and ownership of real estate interests, loans or other property (including the costs of foreclosure, insurance premiums, legal services, maintenance, repair and improvement of property). For the year ended June 30, 2012, our operating expenses did not exceed the greater of 2% of our average invested assets or 25% of our income.

Selling Commissions and Fees Paid to our Dealer Manager

The dealer manager for our public offering of common stock is Independence Realty Securities, LLC, an indirect wholly owned subsidiary of our sponsor. Our dealer manager is a licensed broker-dealer registered with FINRA. Our dealer manager is entitled to certain selling commissions, dealer manager fees and reimbursements relating to raising capital. Our dealer manager agreement with our dealer manager provides for the following compensation:

•

We pay our dealer manager selling commissions of up to 7.0% of the gross proceeds from our public offering. Our dealer manager intends to reallow all or a portion of commissions earned for those transactions that involve participating broker-dealers. For the three and six-month periods ended June 30, 2012, we did not pay any selling commissions to our dealer manager.

•

We pay our dealer manager a dealer manager fee of 3.0% of the gross proceeds from our public offering. Our dealer manager, in its sole discretion, may reallow a portion of its dealer manager fee of up to 1.5% of the gross offering proceeds to be paid to such participating broker-dealers. For the three and six-month periods ended June 30, 2012, we did not pay any dealer manager fees to our dealer manager.

•

We may reimburse our dealer manager for its reasonable bona fide due diligence expenses and reimburse it for reimbursements it may make to broker-dealers for reasonable bona fide due diligence expenses which are included in a detailed and itemized invoice. Reimbursement of these amounts, combined with the reimbursement of all other organizational and offering costs, shall not exceed 15% of the gross proceeds raised in our public offering. For the three and six-month periods ended June 30, 2012, our dealer manager incurred $0 of reimbursable due diligence expenses.

Property Management Fees Paid to Our Property Manager

We have entered into property management agreements with Jupiter Communities, LLC, or our property manager, which is majority owned by our sponsor, with respect to each of our properties. Pursuant to the property management agreements, we pay our property manager property management and leasing fees on a monthly basis of an amount up to 4.0% of the gross revenues from the property for each month. Additionally, we may pay our property manager a separate fee for the one-time initial rent-up or leasing-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s length transactions by others rendering similar services in the same geographic area for similar properties as determined by a survey of brokers and agents in such area. Each management agreement has an initial one year term, subject to automatic one-year renewals unless either party gives prior notice of its desire to terminate the management agreement. For the three and six-month periods ended June 30, 2012, we paid $157 and $318, respectively, of property management and leasing fees to our property manager.

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

On June 10, 2011, our Registration Statement on Form S-11 (File No. 333-173391) for an offering of a minimum of 250,000 shares and a maximum of 100,000,000 shares of common stock for sale to the public at a price of $10.00 per share (subject to certain discounts) in the primary offering and $9.50 per share pursuant to our distribution reinvestment plan, which we refer to collectively as our offering, was initially declared effective under the Securities Act of 1933, as amended, or the Securities Act. During the quarter ended March 31, 2012, we satisfied the minimum offering amount of our offering as a result of our sale of 300,000 shares of our common stock for $10.00 per share for total gross proceeds of $3,000,000 to RAIT NTR Holdings, LLC, an indirect wholly owned subsidiary of our sponsor. As of June 30, 2012, our sponsor indirectly owned all of our outstanding common stock. Subsequent to June 30, 2012 through the date of filing of this report, we have sold an additional 5,000 shares of our common stock for $10.00 per share for total proceeds of $50,000 to unaffiliated third parties. We intend to invest the net proceeds of our ongoing public offering in a diversified portfolio of multifamily properties with strong and stable cash flows that have the potential to generate attractive distributions for our investors, with a primary focus on core and stabilized multifamily properties that are well leased and produce predictable income. Our offering will end no later than June 10, 2013 unless we elect to extend it to a date no later than June 10, 2014 in states that permit us to make this one-year extension.

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

The below table summarizes our investments in real estate, all of which are fee simple interests in multifamily properties as of June 30, 2012 (dollars in thousands, except average effective rent):

Property Name	State	Total Cost	Accumulated Depreciation	Carrying Amount	Encumbrances	Units	Average Occupancy	Average Effective Rent (1)
Crestmont Apartments	GA	$16,401	$(1,605)	$14,796	$(6,750)	228	92.1%	$701
Cumberland Glen Apartments	GA	16,390	(1,629)	14,761	(6,900)	222	93.2	670
Copper Mill Apartments	TX	17,595	(1,735)	15,860	(7,350)	320	93.1	701
Heritage Trace Apartments	VA	13,592	(1,336)	12,256	(5,500)	200	93.0	767
Belle Creek Apartments	CO	9,711	(785)	8,926	(10,575)	162	96.9	866
Tresa at Arrowhead	AZ	35,748	(2,294)	33,454	(27,500)	360	94.4	792
Centrepoint Apartments	AZ	28,396	(1,364)	27,032	(17,600)	320	92.2	800

Total		$137,833	$(10,748)	$127,085	$(82,175)	1,812	93.6%	$757

(1)	Average effective rent is rent per unit per month for the three months ended June 30, 2012.

Non-GAAP Financial Measures

Funds from Operations and Modified Funds from Operations

Due to certain unique operating characteristics of real estate companies, as discussed below, the National Association of Real Estate Investment Trusts, or NAREIT, an industry trade group, has promulgated a measure known as funds from operations, or FFO, which we believe to be an appropriate supplemental measure to reflect the operating performance of a real estate investment trust, or REIT. The use of FFO is recommended by the REIT industry as a supplemental performance measure. FFO is not equivalent to our net income (loss) as determined under GAAP.

We define FFO, a non-GAAP financial measure, consistent with the standards established by the White Paper on FFO approved by the Board of Governors of NAREIT, as revised in February 2004, or the White Paper. The White Paper defines FFO as net income (loss) computed in accordance with GAAP, excluding gains or losses from sales of property and non-cash impairment charges of real estate related investments, plus real estate related depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. In particular, we believe it is appropriate to disregard impairment charges, as this is a fair value adjustment that is largely based on market fluctuations and assessments regarding general market conditions which can change over time. An asset will only be evaluated for impairment if certain impairment indications exist and if the carrying, or book value, exceeds the total estimated undiscounted future cash flows (including net rental and lease revenues, net proceeds on the sale of the property, and any other ancillary cash flows at a property or group level under GAAP) from such asset. Investors should note, however, that determinations of whether impairment charges have been incurred are based partly on anticipated operating performance, because estimated undiscounted future cash flows from a property, including estimated future net rental and lease revenues, net proceeds on the sale of the property, and certain other ancillary cash flows, are taken into account in determining whether an impairment charge has been incurred. While impairment charges are excluded from the calculation of FFO as described above, investors are cautioned that due to the fact that impairments are based on estimated future undiscounted cash flows and the relatively limited term of our operations, it could be difficult to recover any impairment charges. Our FFO calculation complies with NAREIT’s policy described above.

The historical accounting convention used for real estate assets requires straight-line depreciation of buildings and improvements, which implies that the value of real estate assets diminishes predictably over time, especially if such assets are not adequately maintained or repaired and renovated as required by relevant circumstances and/or as requested or required by lessees for operational purposes in order to maintain the value disclosed. We believe that since real estate values historically rise and fall with market conditions, including inflation, interest rates, the business cycle, unemployment and consumer spending, presentations of operating results for a REIT using historical accounting for depreciation may be less informative. Historical accounting for real estate involves the use of GAAP. Any other method of accounting for real estate such as the fair value method cannot be construed to be any more accurate or relevant than the comparable methodologies of real estate valuation found in GAAP. Nevertheless, we believe that the use of FFO, which excludes the impact of real estate related depreciation and amortization, provides a more complete understanding of our performance to investors and to management, and when compared year over year, reflects the impact on our operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses, and interest costs, which may not be immediately apparent from net income. However, FFO, and modified FFO, or MFFO, as described below, should not be construed to be more relevant or accurate than the current GAAP methodology in calculating net income or in its applicability in evaluating our operating performance. The method used to evaluate the value and performance of real estate under GAAP should be construed as a more relevant measure of operational performance and considered more prominently than the non-GAAP FFO and MFFO measures and the adjustments to GAAP in calculating FFO and MFFO.

Changes in the accounting and reporting promulgations under GAAP (for acquisition fees and expenses from a capitalization/depreciation model to an expensed-as-incurred model) that were put into effect in 2009 and other changes to GAAP accounting for real estate subsequent to the establishment of NAREIT’s definition of FFO have prompted an increase in cash-settled expenses, specifically acquisition fees and expenses for all industries as items that are expensed under GAAP, that are typically accounted for as operating expenses. Under our advisory agreement with our advisor, we will not pay any acquisition fees to our advisor in connection with our purchase of properties and we will reimburse our advisor for acquisition expenses only to the extent that acquisition fees and acquisition expenses collectively do not exceed 6% of the contract price of our assets. We may have to pay acquisition fees to unaffiliated parties in connection with our purchase of properties and we expect to incur acquisition expenses. Management believes these fees and expenses do not affect our overall long-term operating performance. Publicly registered, non-listed REITs typically have a significant amount of acquisition activity and are substantially more dynamic during their initial years of investment and operation. While other start-up entities may also experience significant acquisition activity during their initial years, we believe that public, non-listed REITs, like us, are unique in that they have a limited life with targeted exit strategies within a relatively limited time frame after acquisition activity ceases. Our board of directors has the discretion to consider a liquidity transaction at any time if it determines such event to be in our best interests. However, our board of directors presently intends to consider alternatives for providing liquidity to our stockholders beginning five to seven years from the completion of our offering stage (including follow-on offerings) during which we will attempt to raise additional capital through the sale of our shares. Any liquidity event will depend on market conditions and may take any one of several forms, including a listing of our stock on a national securities exchange, a merger of our company, a sale of our entire portfolio or the sale of our individual assets. Thus, as a limited life REIT, we will not continuously purchase assets and will have a limited life.

Due to the above factors and other unique features of publicly registered, non-listed REITs, the Investment Program Association, or IPA, an industry trade group, has standardized a measure known as MFFO, which the IPA has recommended as a supplemental measure for publicly registered non-listed REITs and which we believe to be another appropriate supplemental measure to reflect the operating performance of a public, non-listed REIT having the characteristics described above. MFFO is not equivalent to our net income or loss as determined under GAAP, and MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not continue to operate with a limited life and targeted exit strategy, as currently intended. We believe that, because MFFO excludes costs that we consider more reflective of investing activities and other non-operating items included in FFO and also excludes acquisition fees and expenses that affect our operations only in periods in which properties are acquired, MFFO can provide, on a going forward basis, an indication of the sustainability (that is, the capacity to continue to be maintained) of our operating performance after the period in which we are acquiring our properties and once our portfolio is in place. By providing MFFO, we believe we are presenting useful information that assists investors and analysts to better assess the sustainability of our operating performance after our offering has been completed and our properties have been acquired. We also believe that MFFO is a recognized measure of sustainable operating performance by the non-listed REIT industry. Further, we believe MFFO is useful in comparing the sustainability of our operating performance after our offering and acquisitions are completed with the sustainability of the operating performance of other real estate companies that are not as involved in acquisition activities. Investors are cautioned that MFFO should only be used to assess the sustainability of our operating performance after our offering has been completed and properties have been acquired, as it excludes acquisition costs that have a negative effect on our operating performance during the periods in which properties are acquired.

We define MFFO, a non-GAAP financial measure, consistent with the IPA’s Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds from Operations, or the Practice Guideline, issued by the IPA in November 2010. The Practice Guideline defines MFFO as FFO further adjusted for the following items, as applicable, included in the determination of GAAP net income: acquisition fees and expenses; amounts relating to deferred rent receivables and amortization of above and below market leases and liabilities (which are adjusted in order to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments); accretion of discounts and amortization of premiums on debt investments; mark-to-market adjustments included in net income; nonrecurring gains or losses included in net income from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan, unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting, and after adjustments for consolidated and unconsolidated partnerships and joint ventures, with such adjustments calculated to reflect MFFO on the same basis. The accretion of discounts and amortization of premiums on debt investments, nonrecurring unrealized gains and losses on hedges, foreign exchange, derivatives or securities holdings, unrealized gains and losses resulting from consolidations, as well as other listed cash flow adjustments are adjustments made to net income in calculating the cash flows provided by operating activities and, in some cases, reflect gains or losses which are unrealized and may not ultimately be realized. While we rely on our advisor for managing interest rate, hedge and foreign exchange risk, we do not retain an outside consultant to review all our hedging agreements. Inasmuch as interest rate hedges are not a fundamental part of our operations, we believe it is appropriate to exclude such non-recurring gains and losses in calculating MFFO, as such gains and losses are not reflective of on-going operations.

Our MFFO calculation complies with the IPA’s Practice Guideline described above. In calculating MFFO, we exclude acquisition related expenses, amortization of above and below market leases, fair value adjustments of derivative financial instruments, deferred rent receivables and the adjustments of such items related to noncontrolling interests. Under GAAP, acquisition fees and expenses are characterized as operating expenses in determining operating net income. These expenses are paid in cash by us. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to such property. In the event that proceeds from our initial public offering are not available to fund our reimbursement of acquisition fees and expenses incurred by our advisor, such fees and expenses will need to be reimbursed to our advisor from other sources, including debt, operational earnings or cash flow, net proceeds from the sale of properties, or from ancillary cash flows. The acquisition of properties, and the corresponding acquisition fees and expenses, is the key operational feature of our business plan to generate operational income and cash flow to fund distributions to our stockholders. Further, under GAAP, certain contemplated non-cash fair value and other non-cash adjustments are considered operating non-cash adjustments to net income in determining cash flow from operating activities. In addition, we view fair value adjustments of derivatives and gains and losses from dispositions of assets as non-recurring items or items which are unrealized and may not ultimately be realized, and which are not reflective of on-going operations and are therefore typically adjusted for when assessing operating performance.

Our management uses MFFO and the adjustments used to calculate MFFO in order to evaluate our performance against other public, non-listed REITs which have limited lives with short and defined acquisition periods and targeted exit strategies shortly thereafter. As noted above, MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not continue to operate in this manner. We believe that our use of MFFO and the adjustments used to calculate MFFO allow us to present our performance in a manner that reflects certain characteristics that are unique to public, non-listed REITs, such as their limited life, limited and defined acquisition period and targeted exit strategy, and hence that the use of such measures is useful to investors. By excluding expensed acquisition costs, the use of MFFO provides information consistent with management’s analysis of the operating performance of the properties. Additionally, fair value adjustments, which are based on the impact of current market fluctuations and underlying assessments of general market conditions, but can also result from operational factors such as rental and occupancy rates, may not be directly related or attributable to our current operating performance. By excluding such changes that may reflect anticipated and unrealized gains or losses, we believe MFFO provides useful supplemental information.

Presentation of this information is intended to provide useful information to investors as they compare the operating performance to that of other public, non-listed REITs, although it should be noted that not all public, non-listed REITs calculate FFO and MFFO the same way, so comparisons with other public, non-listed REITs may not be meaningful. Furthermore, FFO and MFFO are not necessarily indicative of cash flow available to fund cash needs and should not be considered as an alternative to net income (loss) or income (loss) from continuing operations as an indication of our performance, as an alternative to cash flows from operations as an indication of our liquidity, or indicative of funds available to fund our cash needs, including our ability to make distributions to our stockholders. FFO and MFFO should be reviewed in conjunction with GAAP measurements as an indication of our performance. MFFO has limitations as a performance measure in an offering such as ours where the price of a share of common stock is a stated value and there is no regular net asset value determination during the offering stage and for a period thereafter. MFFO is useful in assisting management and investors in assessing the sustainability of operating performance in future operating periods, and in particular, after the offering and acquisition stages are complete and net asset value is disclosed. MFFO is not a useful measure in evaluating net asset value because impairments are taken into account in determining net asset value but not in determining MFFO.

Neither the SEC, NAREIT nor any other regulatory body has passed judgment on the acceptability of the adjustments that we use to calculate FFO or MFFO. In the future, the SEC, NAREIT or another regulatory body may decide to standardize the allowable adjustments across the non-listed REIT industry and in response to such standardization we may have to adjust our calculation and characterization of FFO or MFFO accordingly.

Set forth below is a reconciliation net income (loss) to FFO and MFFO for the three and six month periods ended June 30, 2012 and 2011 (in thousands, except share information):

	For the Three-Month Period Ended June 30, 2012		For the Three-Month Period Ended June 30, 2011
	Amount	Per Share	Amount	Per Share
Funds From Operations:
Net income (loss)	$239	$0.04	$(189)	$(0.07)
Adjustments:
Real estate depreciation and amortization	811	0.14	453	0.16

Funds From Operations	$1,050	$0.19	$264	$0.09

Weighted-average shares—diluted (a)	5,594,900	5,594,900	2,821,623	2,821,623

Modified Funds From Operations:
Funds From Operations	$1,050	$0.19	$264	$0.09
Adjustments:
Acquisition fees and expenses (b)	13	0.00	340	0.12

Modified Funds From Operations	$1,063	$0.19	$604	$0.21

Weighted-average shares—diluted (a)	5,594,900	5,594,900	2,821,623	2,821,623

(a)	Weighted-average shares—diluted includes 4,046,700 and 5,274,900 limited partnership units that are convertible into common stock as of June 30, 2011 and 2012, respectively.
(b)	In evaluating investments in real estate, management differentiates the costs to acquire the investment from the operations derived from the investment. Such information would be comparable only for non-listed REITs that have completed their acquisition activity and have other similar operating characteristics. By excluding expensed acquisition costs, management believes MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. As discussed above, we will not pay any acquisition fees to our advisor in connection with our purchase of properties and we will reimburse our advisor for acquisition expenses only to a limited extent. As a result, acquisition fees relate to payments to third parties and acquisition expenses include payments to our advisor or third parties. Acquisition fees and expenses under GAAP are considered operating expenses and as expenses included in the determination of net income and income from continuing operations, both of which are performance measures under GAAP. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to the property. In the event that proceeds from our initial public offering are not available to fund our reimbursement of acquisition fees and expenses incurred by our advisor, such fees and expenses will need to be reimbursed to the advisor from other sources, including debt, operational earnings or cash flow, net proceeds from the sale of properties, or from ancillary cash flows. The acquisition of properties, and the corresponding acquisition fees and expenses, is the key operational feature of our business plan to generate operational income and cash flow to fund distributions to its stockholders.

	For the Six-Month Period Ended June 30, 2012		For the Six-Month Period Ended June 30, 2011
	Amount	Per Share	Amount	Per Share
Funds From Operations:
Net income (loss)	$392	$0.07	$(252)	$(0.18)
Adjustments:
Real estate depreciation and amortization	1,631	0.30	453	0.32

Funds From Operations	$2,023	$0.37	$201	$0.14

Weighted-average shares—diluted (a)	5,497,647	5,497,647	1,428,650	1,428,650

Modified Funds From Operations:
Funds From Operations	$2,023	$0.37	$201	$0.14
Adjustments:
Acquisition fees and expenses (b)	40	0.01	346	0.24

Modified Funds From Operations	$2,063	$0.38	$547	$0.38

Weighted-average shares—diluted (a)	5,497,647	5,497,647	1,428,650	1,428,650

(a)	Weighted-average shares—diluted includes 4,046,700 and 5,274,900 limited partnership units that are convertible into common stock as of June 30, 2011 and 2012, respectively.
(b)	In evaluating investments in real estate, management differentiates the costs to acquire the investment from the operations derived from the investment. Such information would be comparable only for non-listed REITs that have completed their acquisition activity and have other similar operating characteristics. By excluding expensed acquisition costs, management believes MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. As discussed above, we will not pay any acquisition fees to our advisor in connection with our purchase of properties and we will reimburse our advisor for acquisition expenses only to a limited extent. As a result, acquisition fees relate to payments to third parties and acquisition expenses include payments to our advisor or third parties. Acquisition fees and expenses under GAAP are considered operating expenses and as expenses included in the determination of net income and income from continuing operations, both of which are performance measures under GAAP. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to the property. In the event that proceeds from our initial public offering are not available to fund our reimbursement of acquisition fees and expenses incurred by our advisor, such fees and expenses will need to be reimbursed to the advisor from other sources, including debt, operational earnings or cash flow, net proceeds from the sale of properties, or from ancillary cash flows. The acquisition of properties, and the corresponding acquisition fees and expenses, is the key operational feature of our business plan to generate operational income and cash flow to fund distributions to its stockholders.

Results of Operations

Three-Month Period Ended June 30, 2012 Compared to the Three-Month Period Ended June 30, 2011

Total revenue increased $1.9 million to $4.1 million for the three-month period ended June 30, 2012 from $2.2 million for the three-month period ended June 30, 2011. The increase is attributable to $0.8 million of revenue from a property we acquired in December 2011 that we did not own during the three-months ended June 30, 2011 and $1.1 million of revenue from six properties that we did not own for the entire three-months ended June 30, 2011.

Expenses increased $1.1 million to $3.0 million for the three-month period ended June 30, 2012 from $1.9 million for the three-month period ended June 30, 2011. Expenses were comprised primarily of property operating expenses which increased $0.8 million to $1.9 million from $1.1 million for the three-month period ended June 30, 2011 and depreciation and amortization which increased $0.4 million to $0.8 million from $0.4 million for the three-month period ended June 30, 2011. The increases are attributable to a property we acquired in December 2011 that we did not own during the three-months ended June 30, 2011 and from six properties that we did not own for the entire three-months ended June 30, 2011. We incurred certain general and administrative expenses related to audit and other professional fees, trustee fees and other federal and state filing fees during the three-month periods ended June 30, 2012 and 2011, of $0.3 million and $0.1 million, respectively.

Interest expense increased $0.4 million to $0.8 million for the three-month period ended June 30, 2012 from $0.4 million for the three-month period ended June 30, 2011. The increase is attributable to the mortgage indebtedness used to finance the acquisition of a property in December 2011 that we did not own during the three-months ended June 30, 2011 and from the mortgage indebtedness used to finance the acquisition of six properties that we did not own for the entire three-months ended June 30, 2011.

Six-Month Period Ended June 30, 2012 Compared to the Six-Month Period Ended June 30, 2011

Total revenue increased $5.9 million to $8.1 million for the six-month period ended June 30, 2012 from $2.2 million for the six-month period ended June 30, 2011. The increase is attributable to $1.5 million of revenue from a property we acquired in December 2011 that we did not own during the six-months ended June 30, 2011 and $4.4 million from six properties that we did not own for the entire six-months ended June 30, 2011.

Expenses increased $4.1 million to $6.1 million for the six-month period ended June 30, 2012 from $2.0 million for the six-month period ended June 30, 2011. Expenses were comprised primarily of property operating expenses which increased $2.7 million to $3.8 million from $1.1 million for the six-month period ended June 30, 2011 and depreciation and amortization which increased $1.2 million to $1.6 million from $0.4 million for the six-month period ended June 30, 2011. The increases are attributable to a property we acquired in December 2011 that we did not own during the six-months ended June 30, 2011 and from six properties that we did not own for the entire six-months ended June 30, 2011. We incurred certain general and administrative expenses related to audit and other professional fees, trustee fees and other federal and state filing fees during the six-month periods ended June 30, 2012 and 2011, of $0.6 million and $0.1 million, respectively.

Interest expense increased $1.2 million to $1.6 million for the six-month period ended June 30, 2012 from $0.4 for the six-month period ended June 30, 2011. The increase is attributable to the mortgage indebtedness used to finance the acquisition of a property in December 2011 that we did not own during the six-months ended June 30, 2011 and from the mortgage indebtedness used to finance the acquisition of six properties that we did not own for the entire six-months ended June 30, 2011.

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

Our primary cash requirements are to:

•	make investments and fund the associated costs;

•	repay our indebtedness;

•	pay our operating and organization and offering expenses, including fees paid to our advisor and Jupiter Communities, LLC, our property manager;

•	fund repurchases of shares pursuant to our share repurchase program; and

•	distribute a minimum of 90% of our REIT taxable income and to make investments in a manner that enables us to maintain our qualification as a REIT.

We intend to meet these liquidity requirements primarily through:

•	the use of our cash and cash equivalent balance of $3.9 million as of June 30, 2012;

•	cash generated from operating activities;

•	proceeds from the sale of our common stock pursuant to our offering and our distribution reinvestment plan; and

•	proceeds from future borrowings.

Our offering will end no later than June 10, 2013, unless we elect to extend it to a date no later than June 10, 2014 in the states that permit us to make this one-year extension. If we extend the offering for another year and file another registration statement during the one-year extension in order to sell additional shares, we could continue to sell shares in our offering until the earlier of 180 days after the third anniversary of the commencement of our offering or the effective date of the subsequent registration statement. If we decide to extend the primary offering beyond two years from June 10, 2013, we will provide that information in a prospectus supplement. If we file a subsequent registration statement, we could continue offering shares with the same or different terms and conditions. Nothing in our organizational documents prohibits us from engaging in additional subsequent public or private offerings of our stock. Although we could continue public offerings indefinitely, and although we have not set a date or an aggregate amount of offering proceeds beyond which we must stop offering shares, we do not expect to continue offering shares beyond June 10, 2014. Our board of directors has the discretion to extend the offering period for the shares being sold pursuant to our distribution reinvestment program up to the sixth anniversary of the termination of the primary offering, in which case we will notify participants in the plan of such extension. Our board of directors may terminate our offering at any time prior to the termination date. Unless an exemption from a state’s registration requirements is available, our offering must be registered in every state in which we offer or sell shares. Generally, such registrations are for a period of one year. Thus, we may have to stop selling shares in any state in which the registration is not renewed annually.

Cash Flows

As of June 30, 2012 and 2011, we maintained cash and cash equivalents of approximately $3.9 million and $1.6 million, respectively. Our cash and cash equivalents were generated from the following activities (dollars in thousands):

	For the Six-Month Periods Ended June 30
	2012	2011
Cash flow from operating activities	$1,875	$664
Cash flow from investing activities	(503)	(216)
Cash flow from financing activities	1,461	987

Net change in cash and cash equivalents	2,833	1,435
Cash and cash equivalents at beginning of period	1,107	209

Cash and cash equivalents at end of period	$3,940	$1,644

Our increased cash inflow from operating activities during the six-month period ended June 30, 2012 is attributable to the acquisition of a property in December 2011 that was not present during the six-months ended June 30, 2011 and from six properties acquired during the six-months ended June 30, 2011 present for a full quarter of operations during the six-months ended June 20, 2012.

The cash inflow from our financing activities during the six-month period ended June 30, 2012 is substantially due to the issuance of 300,000 shares of our common stock for $3.0 million in cash.

Off-Balance Sheet Arrangements

None.

Critical Accounting Estimates and Policies

Our Annual Report on Form 10-K for the year ended December 31, 2011 contains a discussion of our critical accounting policies. Management discusses our critical accounting policies and management’s judgments and estimates with our Audit Committee.

Recent Accounting Pronouncements

In December 2011, the FASB issued an accounting standard classified under FASB ASC Topic 360, “Property, Plant, and Equipment.” This accounting standard amends existing guidance to resolve the diversity in practice about whether the guidance for real estate sales applies to a parent that ceases to have a controlling financial interest in a subsidiary that is in substance real estate as a result of default on the subsidiary’s nonrecourse debt. This accounting standard is effective for fiscal years, and interim periods with those years, beginning on or after June 15, 2012. Management does not expect that the adoption of this standard will have a material impact on our consolidated financial statements.

Item 3.	Qualitative and Quantitative Disclosure About Market Risk.

There have been no material changes in quantitative and qualitative market risks during the six months ended June 30, 2012 from the disclosures included in our Annual Report on Form 10-K for the year ended December 31, 2011. Reference is made to Item 7A included in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

During the three months ended June 30, 2012, we did not repurchase any of our securities.

On June 10, 2011, our Registration Statement on Form S-11 (File No. 333-173391) for an offering of a minimum of 250,000 shares and a maximum of 100,000,000 shares of common stock for sale to the public at a price of $10.00 per share (subject to certain discounts) in the primary offering and $9.50 per share pursuant to our distribution reinvestment plan, which we refer to collectively as our offering, was initially declared effective under the Securities Act of 1933, as amended, or the Securities Act. During the quarter ended March 31, 2012, we satisfied the minimum offering amount of our offering as a result of our sale of 300,000 shares of our common stock for $10.00 per share for total gross proceeds of $3,000,000 to RAIT NTR Holdings, LLC, an indirect wholly owned subsidiary of our sponsor. As of June 30, 2012, our sponsor indirectly owned all of our outstanding common stock. Subsequent to June 30, 2012 through the date of filing of this report, we have sold an additional 5,000 shares of our common stock for $10.00 per share for total gross proceeds of $50,000 to unaffiliated third parties. At June 30, 2012, we had not used any of the proceeds of our offering.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information.

The disclosure below is intended to satisfy any obligation of ours to provide disclosure pursuant to clause (c) of Item 5.02 of Form 8-K.

On August 9, 2012, our board of directors appointed Mr. Jack E. Salmon to serve as our chief executive officer while retaining his title of president and remaining one of our directors.

Jack E. Salmon, age 58, has served as our chief executive officer since August 2012, as our president and one of the directors since January 2011 and as our chief financial officer from January 2011 until May 2012. He also has served as a senior vice president of our sponsor since August 2012 and as the chief financial officer and treasurer of our sponsor from December 2006 until May 2012. Mr. Salmon joined our sponsor in connection with its acquisition of Taberna Realty Finance Trust, or Taberna, and served as Taberna’s executive vice president, chief financial officer and treasurer from March 2005 until its acquisition on December 11, 2006. Mr. Salmon was employed by Cohen & Company, an investment bank, from January 2005 until Taberna commenced operations in April 2005. From 2003 until joining Cohen & Company, he served as a vice president and chief accounting officer of The Rubenstein Company, L.P., a diversified privately-owned real estate company. From 1975 to 2003, Mr. Salmon worked in public accounting serving a variety of real estate and financial services companies, including public and privately held REITs, major real estate opportunity funds, developers and institutional investors in real estate. From 2002 to 2003, Mr. Salmon was a partner with KPMG LLP, an accounting firm. Mr. Salmon was a partner with Arthur Andersen LLP, an accounting firm, from 1989 to 2002. As an audit partner with Arthur Andersen LLP, Mr. Salmon had responsibility for REIT initial public offerings and due diligence engagements. He also advised multiple REITs on mergers and acquisitions, portfolio transactions and SEC matters. Mr. Salmon was selected to serve on our board of directors because of the extensive experience he has gained throughout his 34-year career in real estate, raising capital for multifamily property owners and operators, forming public REITs and managing investment portfolios. Mr. Salmon holds a Bachelor of Science in Business Administration with Honors in Accounting from Pennsylvania State University in University Park.

Our officers, including Mr. Salmon, do not receive any cash compensation from us for their services as our officers. No plans, contracts or arrangements to which Mr. Salmon is a party or in which he participates were made or amended in connection with his appointment and no grants or awards were made to Mr. Salmon in connection with his appointment. There have been no transactions regarding Mr. Salmon that we are required to disclose pursuant to Item 404(a) of Regulation S-K.

Item 6.	Exhibits.

The exhibits listed on the Exhibit Index (following the signatures section of this Quarterly Report on Form 10-Q) are included herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Independence Realty Trust, Inc.

Date: August 13, 2012	By:	/S/ JACK E. SALMON
Jack E. Salmon
Chief Executive Officer and President
(Principal Executive Officer)

Date: August 13, 2012	By:	/S/ JAMES J. SEBRA
James J. Sebra
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit	Description

3.1	Fifth Articles of Amendment and Restatement of the Company, dated as of February 29, 2012, incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

3.2	First Amended and Restated Bylaws of the Company, incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-11 filed on April 8, 2011, Commission File No. 333-173391.

4.1	Third Amended and Restated Agreement of Limited Partnership of Independence Realty Operating Partnership, LP, dated as of January 4, 2012, incorporated by reference to Exhibit 4.1 to Post-Effective Amendment No. 3 to the Registration Statement on Form S-11 filed on March 16, 2012, Commission File No. 333-173391 (“Post-Effective Amendment No. 3”).

4.2	Distribution Reinvestment Plan, incorporated by reference to Appendix B to the prospectus contained within Post-Effective Amendment No. 3.

4.3	Form of Subscription Agreement, incorporated by reference to Appendix C to the prospectus contained within Post-Effective Amendment No. 3.

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	XBRL (eXtensible Business Reporting Language). The following materials, formatted in XBRL: (i) Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011, (ii) Consolidated Statements of Operations for the three and six-month periods ended June 30, 2012 and June 30, 2011, (iii) Consolidated Statements of Cash Flows for the three and six-month periods ended June 30, 2012 and June 30, 2011, and (v) notes to the consolidated financial statements as of June 30, 2012. As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purpose of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.