Form 10-Q
period 2012-09-30
INDEPENDENCE REALTY TRUST, INC
filed 2012-11-09
CIK 1466085

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of November 7, 2012 there were 327,536 shares of the Registrant’s common stock issued and outstanding.

INDEPENDENCE REALTY TRUST, INC.

i

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

Independence Realty Trust, Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited and dollars in thousands, except share and per share data)

	As of September 30, 2012	As of December 31, 2011
ASSETS:
Investments in real estate, net of accumulated depreciation of $11,486 and $9,304, respectively	$126,523	$128,124
Cash and cash equivalents	3,618	1,107
Restricted cash	1,194	1,072
Accounts receivable and other assets	881	543
Deferred costs, net of accumulated amortization of $51 and $15, respectively	395	506

Total assets	$132,611	$131,352

LIABILITIES AND EQUITY:
Mortgage indebtedness	$82,175	$82,175
Accounts payable and accrued expenses	1,766	1,529
Other liabilities	618	590

Total liabilities	84,559	84,294
Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized, 125 shares issued and outstanding	0	0
Common stock, $0.01 par value; 300,000,000 shares authorized, 325,023 and 20,000 shares issued and outstanding, respectively	3	0
Additional paid-in capital	3,312	200
Retained earnings (accumulated deficit)	(296)	(113)

Total stockholders’ equity	3,019	87
Non-controlling interest	45,033	46,971

Total equity	48,052	47,058

Total liabilities and equity	$132,611	$131,352

The accompanying notes are an integral part of these consolidated financial statements.

Independence Realty Trust, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited and dollars in thousands, except share and per share data)

	For the Three-Month Periods Ended September 30		For the Nine-Month Periods Ended September 30
	2012	2011	2012	2011
REVENUE:
Rental income	$3,609	$2,855	$10,827	$4,788
Tenant reimbursement and other property income	202	166	596	273
Other income	230	201	694	335

Total revenue	4,041	3,222	12,117	5,396
EXPENSES:
Property operating expenses	2,099	1,721	5,908	2,825
General and administrative expenses	255	249	860	348
Acquisition expenses	52	58	92	404
Depreciation and amortization	840	630	2,471	1,083

Total expenses	3,246	2,658	9,331	4,660

Operating Income	795	564	2,786	736
Interest expense	(809)	(629)	(2,408)	(1,053)

Net income (loss)	(14)	(65)	378	(317)
Income allocated to preferred shares	(4)	0	(12)	0
Income (loss) allocated to non-controlling interest	(10)	17	(434)	233

Net income (loss) allocable to common shares	$(28)	$(48)	$(68)	$(84)

Earnings (loss) per share:
Basic	$(0.09)	$(2.40)	$(0.26)	$(4.20)

Diluted	$(0.09)	$(2.40)	$(0.26)	$(4.20)

Weighted-average shares:
Basic	324,359	20,000	256,883	20,000

Diluted	324,359	20,000	256,883	20,000

The accompanying notes are an integral part of these consolidated financial statements.

Independence Realty Trust, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited and dollars in thousands)

	For the Nine-Month Periods Ended September 30
	2012	2011
Cash flows from operating activities:
Net income (loss)	$378	$(317)
Depreciation and amortization	2,471	1,083
Amortization of deferred financing costs	104	6
Changes in assets and liabilities:
Accounts receivable and other assets	(338)	(378)
Accounts payable and accrued expenses	237	1,088
Other liabilities	(11)	(31)

Net cash from operating activities	2,841	1,451
Cash flows from investing activities:
Acquisition of real estate properties	0	(644)
Capital expenditures	(870)	(556)
Increase in restricted cash	(122)	177

Net cash from investing activities	(992)	(1,023)
Cash flows from financing activities:
Proceeds from issuance of preferred stock	100	0
Proceeds from issuance of common stock	3,015	0
Proceeds from issuance of non-controlling interests	0	1,250
Payments for deferred financing costs	7	(263)
Distributions on preferred stock	(8)	0
Distributions on common stock	(101)	(2)
Distributions to non-controlling interests	(2,351)	(412)

Net cash from financing activities	662	573

Net change in cash and cash equivalents	2,511	1,001
Cash and cash equivalents, beginning of period	1,107	209

Cash and cash equivalents, end of the period	$3,618	$1,210

The accompanying notes are an integral part of these consolidated financial statements.

Independence Realty Trust, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited and dollars in thousands)

	For the Three-Month Periods Ended September 30		For the Nine-Month Periods Ended September 30
	2012	2011	2012	2011
Net income (loss)	$(14)	$(65)	$378	$(317)

Comprehensive income (loss) before allocation to non-controlling interests	(14)	(65)	378	(317)
Allocation to non-controlling interests	(10)	17	(434)	233

Comprehensive income (loss)	$(24)	$(48)	$(56)	$(84)

The accompanying notes are an integral part of these consolidated financial statements.

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of September 30, 2012

(Unaudited and dollars in thousands, except share and per share data)

NOTE 1: Organization

Independence Realty Trust, Inc., or the Company, was formed on March 26, 2009 as a Maryland corporation that has elected to be taxed as a real estate investment trust, or REIT, commencing with the taxable year ended December 31, 2011. We are sponsored by RAIT Financial Trust, our sponsor, a publicly traded Maryland REIT whose common shares are listed on the New York Stock Exchange under the symbol “RAS.” As used herein, the terms “we,” “our” and “us” refer to the Company and, as required by context, Independence Realty Operating Partnership, LP, which we refer to as our operating partnership, and their subsidiaries. We own substantially all of our assets and conduct our operations through our operating partnership, of which we are the sole general partner.

We sold 20,000 shares of our common stock to Independence Realty Advisors, LLC, our advisor, on April 30, 2009. Our advisor was purchased on January 20, 2011 by a wholly owned subsidiary of our sponsor. Our advisor transferred its 20,000 shares to RAIT NTR Holdings, LLC, or RAIT NTR, an indirect wholly owned subsidiary of our sponsor on June 18, 2012. On January 4, 2012, we issued and sold 125 shares of our 12.5% Series A Cumulative Non-Voting Preferred Stock to 125 accredited investors who are not affiliated with us.

On June 10, 2011, our Registration Statement on Form S-11 (File No. 333-173391) for an offering of a minimum of 250,000 shares and a maximum of 100,000,000 shares of common stock for sale to the public at a price of $10.00 per share (subject to certain discounts) in the primary offering and $9.50 per share pursuant to our distribution reinvestment plan, which we refer to collectively as our offering, was declared effective under the Securities Act of 1933, as amended, or the Securities Act. During the quarter ended March 31, 2012, we satisfied the minimum offering amount of our offering as a result of our sale of 300,000 shares of our common stock for $10.00 per share for total gross proceeds of $3,000 to RAIT NTR. During the quarter ended September 30, 2012 we sold an additional 5,000 shares in our offering to unaffiliated investors. We intend to invest the net proceeds of our ongoing public offering in a diversified portfolio of multifamily properties with strong and stable cash flows that have the potential to generate attractive distributions for our investors, with a primary focus on core and stabilized multifamily properties that are well leased and produce predictable income.

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

As of September 30, 2012, we owned seven multifamily properties with 1,812 units located in five states.

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

Our advisor has advanced or reimbursed, and may continue to advance or reimburse, all the organization and offering costs incurred on our behalf. We will pay our advisor up to 1.0% of gross offering proceeds. As of September 30, 2012, our offering proceeds were $3,050. Organization and offering costs include items such as legal and accounting fees, marketing, promotional and printing costs. All organizational cost will be expensed when incurred. All offering costs will be recorded as a reduction of additional paid-in-capital when incurred. Our advisor has incurred $4,161 of organization and offering costs from our date of inception through September 30, 2012 of which $31 have been reimbursed to our advisor.

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

i. Income Taxes

We have elected to be taxed as a REIT beginning with the taxable year ended December 31, 2011. Accordingly, we recorded no income tax expense for the three and nine-months ended September 30, 2012 and 2011.

To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our ordinary taxable income to stockholders. As a REIT, we generally are not subject to federal income tax on taxable income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income taxes on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders, however, we believe that we are organized and operate in such a manner as to qualify and maintain treatment as a REIT and intend to operate in such a manner so that we will remain qualified as a REIT for federal income tax purposes.

j. Earnings per Share

Earnings per share is computed in accordance with FASB ASC Topic 260, “Earnings per Share”, by dividing the net income by the weighted average number of common shares outstanding during the respective period. Earnings per share excludes 5,274,900 limited partnership units that are convertible into common stock as their effect would be anti-dilutive for the three and nine-months ended September 30, 2012.

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

NOTE 3: Investments in Real Estate

As of September 30, 2012, our investments in real estate consisted of seven multifamily real estate properties with 1,812 units. The table below summarizes our investments in real estate:

Land	$27,089
Building	109,072
Furniture, fixtures and equipment	1,848

Total investment in real estate	138,009
Accumulated depreciation	(11,486)

Investments in real estate, net	$126,523

Acquisitions

On April 29, 2011, we, through our operating partnership, acquired six multifamily properties, which we refer to as the initial portfolio, from six wholly-owned subsidiaries of our sponsor. The contribution value of the initial portfolio was $103,790. In connection with the acquisition of the initial portfolio, our operating partnership assumed $64,575 of mortgage indebtedness and issued $39,215 of limited partner interests, or 3,921,500 limited partner units, to subsidiaries of our sponsor. In addition, a subsidiary of our sponsor purchased an additional 125,000 limited partner units for $1,250 in cash on April 29, 2011. Since we were wholly-owned by our sponsor and under common control, the assets and liabilities of the initial portfolio were recorded at our sponsor’s carrying amount, or book value, at the time of contribution, pursuant to Staff Accounting Bulletin Topic 5G and ASC 805-50-30-5.

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

Description	For the Nine-Month Period Ended September 30, 2011
Total revenue, as reported	$5,396
Pro forma revenue	9,689
Net income (loss) allocable to common shares, as reported	(84)
Pro forma net income (loss) allocable to common shares	(89)

NOTE 4: Mortgage Indebtedness

Each of our properties is encumbered by a first mortgage. Our sponsor holds $38,075 of our debt while $44,100 is held by third parties. A summary of each mortgage, as of September 30, 2012, is as follows:

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

NOTE 5: Stockholder Equity and Non-Controlling Interest

Stockholder Equity

Preferred Shares

On January 4, 2012, we issued and sold 125 shares of our 12.5% Series A Cumulative Non-Voting Preferred Stock, $0.01 par value per share, which we refer to as the Series A Preferred Stock, for a purchase price of $1,000 per share, or $125 in the aggregate, to 125 accredited investors who are not affiliated with us. We have elected to be taxed as a REIT beginning with the taxable year ended December 31, 2011. One requirement to qualify as a REIT is that 100 or more persons must own our outstanding shares of capital stock during at least 335 days of a taxable year of 12 months, other than our first REIT taxable year. We expect that the sale of our Series A Preferred Stock ensures that we meet this requirement.

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

On August 9, 2012, our board of directors authorized and declared distributions on our common stock for the months of July, August and September 2012. The distributions were paid to the holders of our common stock of record at a rate of $0.00163934 per share per day, for a total of $48 for the three months ended September 30, 2012.

On November 5, 2012, our board of directors authorized and declared distributions on our common stock for the months of October, November and December 2012. The distributions will be paid to the holders of our common stock of record at a rate of $0.00163934 per share per day.

Non-controlling Interest

On February 15, 2012, our board of directors, in our capacity as the general partner of the operating partnership, authorized and declared distributions on our operating partnership’s common partnership units for the months of January, February and March 2012. The distributions were paid to common operating partnership unit holders of record at a rate of $0.00163934 per unit per day, for a total of $789 for the three months ended March 31, 2012.

On May 10, 2012, our board of directors, in our capacity as the general partner of the operating partnership, authorized and declared distributions on our operating partnership’s common partnership units for the months of April, May and June 2012. The distributions were paid to common operating partnership unit holders of record at a rate of $0.00163934 per unit per day, for a total of $787 for the three months ended June 30, 2012.

On August 9, 2012, our board of directors, in our capacity as the general partner of the operating partnership, authorized and declared distributions on our operating partnership’s common partnership units for the months of July, August and September 2012. The distributions were paid to common operating partnership unit holders of record at a rate of $0.00163934 per unit per day, for a total of $796 for the three months ended September 30, 2012.

On November 5, 2012, our board of directors, in our capacity as the general partner of the operating partnership, authorized and declared distributions on our operating partnership’s common partnership units for the months of October, November and December 2012. The distributions will be paid to the holders of our common operating partnership units holders of record at a rate of $0.00163934 per share per day.

On November 5, 2012, our board of directors, in our capacity as the general partner of the operating partnership, authorized and declared distributions on our operating partnership’s Series B Preferred Units for the period from October 11, 2012 through December 31, 2012. The distributions will be paid to holders of our Series B Preferred Units of record at a rate of $2.78 per unit per day.

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

•

We pay to our advisor an asset management fee that is payable quarterly in an amount equal to 0.1875% of the average invested assets as of the last day of the quarter, which equates to an annualized rate of 0.75% per annum. Average invested assets means the average of the aggregate book value of our assets invested in interests in, and loans secured by, real estate before reserves for depreciation or bad debt or other similar non-cash reserves. As part of the acquisition of our initial portfolio of six properties, our advisor agreed to waive any asset management fees on the initial portfolio for the first two years of our ownership. For the three and nine-month periods ended September 30, 2012, we paid $54 and $160 of asset management fees to our advisor, respectively.

•

If our advisor provides services in connection with the financing of any third party debt that we obtain, we will pay the advisor a financing coordination fee equal to 1.0% of the amount available and/or outstanding under such financing, subject to certain limitations. We do not pay financing coordination fees in connection with debt provided by our sponsor. The services our advisor may perform include, without limitation, searching for lenders in connection with a proposed refinancing and negotiating the terms of any proposed refinancing with such lenders. Our advisor may reallow some or all of this fee to reimburse third parties that it retains to procure any such refinancing. For the three and nine-month periods ended September 30, 2012, we did not pay any financing coordination fees to our advisor.

•

We may pay our advisor a disposition fee upon the sale of one or more of our properties in an amount equal to the lesser of (a) one-half of the commission that would be reasonable, customary and competitive in light of the size, type and location of the asset or (b) 1% of the sale price of the asset. Payment of such fee may be made only if the advisor provides a substantial amount of services in connection with the sale of the asset. In addition, the amount paid when added to all other commissions paid to unaffiliated parties in connection with such sale shall not exceed the lesser of the commission that would be reasonable, customary and competitive in light of the size, type and location of the asset or an amount equal to 6% of the sale price of such asset. For the three and nine-month periods ended September 30, 2012, we did not pay any disposition fees to our advisor.

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

•

We may reimburse our advisor for certain costs it incurs in connection with the services it provides to us including, but not limited to: (i) organization and offering costs in an amount up to 1% of gross offering proceeds, which include actual legal, accounting, printing and expenses attributable to preparing the SEC registration statement, qualification of the shares for sale in the states and filing fees incurred by the advisor, as well as reimbursements for salaries and direct expenses of its employees, including, without limitation, employee benefits, while engaged in registering the shares and other organization costs, other than selling commissions and the dealer manager fee; (ii) advertising expenses, expense reimbursements, and legal and accounting fees; (iii) the actual cost of goods and materials used by us and obtained from entities not affiliated with the advisor; (iv) administrative services (including personnel costs; provided, however, that no reimbursement shall be made for costs of personnel to the extent that such personnel perform services in transactions for which the advisor receives a separate fee); and (v) rent, leasehold improvement costs, utilities or other administrative items generally constituting our advisor’s overhead. We will not reimburse the advisor for any services for which we will pay the advisor a separate fee. For the three and nine-month periods ended September 30, 2012, our advisor incurred $79 and $622 of these expenses, respectively. During the three and nine-months ended September 30, 2012, we reimbursed our advisor for $1 and $31 of these expenses, respectively.

•

We reimburse our advisor for expenses it incurs in connection with our purchase of an asset. The acquisition fees and expenses for any particular asset, including amounts payable to affiliates, will not exceed, in the aggregate, 6% of the contract purchase price (including any mortgage assumed) of the asset. Our advisor will be paid acquisition expenses and we will reimburse our advisor for acquisition expenses only to the extent that acquisition fees and acquisition expenses collectively do not exceed 6% of the contract price of our assets. For the three and nine-month periods ended September 30, 2012, we did not reimburse our advisor for any acquisition expenses.

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

provided, however, that only so much of the excess specified above will be required to be reimbursed as the board of directors, including a majority of the independent directors, determines should justifiably be reimbursed in light of any unanticipated, unusual or non-recurring factors. Within 60 days after the end of the quarter for which the excess occurred, the stockholders will be sent a written disclosure and explanation of the factors the independent directors considered in arriving at the conclusion that the higher total operating expenses were justified. Operating expenses are defined for this purpose as all expenses paid or incurred by us, as determined under GAAP, that are in any way related to our operation, including advisory fees, but excluding (i) the expenses of raising capital such as organization and offering expenses, legal, audit, accounting, underwriting, brokerage, listing, registration and other fees, printing and other such expenses and taxes incurred in connection with the issuance, distribution, transfer, registration and stock exchange listing of our stock; (ii) interest payments; (iii) taxes; (iv) non-cash expenditures such as depreciation, amortization and bad debt reserves; (v) reasonable incentive fees based on the gain from the sale of our assets; and (vi) acquisition fees and expenses (including expenses relating to potential investments that we do not close), disposition fees on the resale of property and other expenses connected with the acquisition, disposition and ownership of real estate interests, loans or other property (including the costs of foreclosure, insurance premiums, legal services, maintenance, repair and improvement of property). For the year ended September 30, 2012, our operating expenses did not exceed the greater of 2% of our average invested assets or 25% of our income.

Selling Commissions and Fees Paid to our Dealer Manager

The dealer manager for our public offering of common stock is Independence Realty Securities, LLC, an indirect wholly owned subsidiary of our sponsor. Our dealer manager is a licensed broker-dealer registered with FINRA. Our dealer manager is entitled to certain selling commissions, dealer manager fees and reimbursements relating to raising capital. Our dealer manager agreement with our dealer manager provides for the following compensation:

•

We pay our dealer manager selling commissions of up to 7.0% of the gross proceeds from our public offering. Our dealer manager intends to reallow all or a portion of commissions earned for those transactions that involve participating broker-dealers. For the three and nine-month periods ended September 30, 2012, we paid $3 and $3 of commissions to our dealer manager, respectively.

•

We pay our dealer manager a dealer manager fee of 3.0% of the gross proceeds from our public offering. Our dealer manager, in its sole discretion, may reallow a portion of its dealer manager fee of up to 1.5% of the gross offering proceeds to be paid to such participating broker-dealers. For the three and nine-month periods ended September 30, 2012, we paid $2 and $2 of dealer manager fees to our dealer manager, respectively.

•

We may reimburse our dealer manager for its reasonable bona fide due diligence expenses and reimburse it for reimbursements it may make to broker-dealers for reasonable bona fide due diligence expenses which are included in a detailed and itemized invoice. Reimbursement of these amounts, combined with the reimbursement of all other organizational and offering costs, shall not exceed 15% of the gross proceeds raised in our public offering. For the three and nine-month periods ended September 30, 2012, our dealer manager incurred $0 of reimbursable due diligence expenses.

Property Management Fees Paid to Our Property Manager

We have entered into property management agreements with Jupiter Communities, LLC, or our property manager, which is majority owned by our sponsor, with respect to each of our properties. Pursuant to the property management agreements, we pay our property manager property management and leasing fees on a monthly basis of an amount up to 4.0% of the gross revenues from the property for each month. Additionally, we may pay our property manager a separate fee for the one-time initial rent-up or leasing-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s length transactions by others rendering similar services in the same geographic area for similar properties as determined by a survey of brokers and agents in such area. Each management agreement has an initial one year term, subject to automatic one-year renewals unless either party gives prior notice of its desire to terminate the management agreement. For the three and nine-month periods ended September 30, 2012, we paid $159 and $476, respectively, of property management and leasing fees to our property manager.

NOTE 9: Subsequent Events

On October 11, 2012, our operating partnership established 400 limited partnership units designated as the Series B Preferred Units. The Series B Preferred Units rank junior to the Series A Preferred Units of the operating partnership and senior to the common units of the operating partnership with respect to distributions, liquidation and redemption rights. Holders of Series B Preferred Units are entitled to preferential cash distributions of 10% per annum of the $10,000 purchase price per unit. On October 11, 2012, the operating partnership issued and sold 350 Series B Preferred Units to RAIT NTR in exchange for $3,500 in cash.

On October 11, 2012, we, through a special purpose subsidiary of our operating partnership, acquired a fee simple interest in a 192-unit multifamily residential community located in Indianapolis, Indiana, known as Runaway Bay Apartments for a purchase price of $15,750, exclusive of closing costs. The purchase price was paid with a combination of a $10,238 first mortgage loan and $5,512 in cash. The mortgage bears interest at 3.59% per annum and has a maturity date of November 1, 2022. Runaway Bay Apartments is a 192 unit, garden style apartment community constructed in 2002 and consists of 15 two-story buildings and one clubhouse/leasing office on 18.6 acres. The apartments consist of a mix of one, two and three-bedroom units. Unit amenities include full-size washer and dryer connections, walk-in closets and private patios/balconies. Runaway Bay Apartments’ amenities include a resort-style swimming pool with a spa, 24-hour fitness facility, a clubhouse and a common area laundry facility.

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

The forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions and beliefs, which involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to:

•	the fact that we have a limited operating history;

•	our ability to effectively raise and deploy the proceeds of our public offering of common stock;

•	changes in economic conditions generally and the real estate market specifically;

•	legislative or regulatory changes (including changes to the laws governing the taxation of REITs);

•	the availability of capital;

•	interest rates; and

•	changes to generally accepted accounting principles, or GAAP.

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

Overview

We were formed on March 26, 2009 as a Maryland corporation and have elected to be taxed as a real estate investment trust, or REIT, for the taxable year ended December 31, 2011. We are externally managed by our advisor, Independence Realty Advisors, LLC, an indirect, wholly owned subsidiary of our sponsor, RAIT Financial Trust (NYSE: “RAS”). We own substantially all of our assets and conduct our operations through Independence Realty Operating Partnership, LP, or our operating partnership, of which we are the sole general partner. As used herein, the terms “we,” “our” and “us” refer to our company and, as required by context, our operating partnership and their subsidiaries.

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

On June 10, 2011, our Registration Statement on Form S-11 (File No. 333-173391) for an offering of a minimum of 250,000 shares and a maximum of 100,000,000 shares of common stock for sale to the public at a price of $10.00 per share (subject to certain discounts) in the primary offering and $9.50 per share pursuant to our distribution reinvestment plan, which we refer to collectively as our offering, was initially declared effective under the Securities Act of 1933, as amended, or the Securities Act. During the quarter ended March 31, 2012, we satisfied the minimum offering amount of our offering as a result of our sale of 300,000 shares of our common stock for $10.00 per share for total gross proceeds of $3,000,000 to RAIT NTR Holdings, LLC, an indirect wholly owned subsidiary of our sponsor. During the quarter ending September 30, 2012 we sold an additional 5,000 shares of our common stock for $10.00 per share for total proceeds of $50,000 to unaffiliated third parties. We intend to invest the net proceeds of our ongoing public offering in a diversified portfolio of multifamily properties with strong and stable cash flows that have the potential to generate attractive distributions for our investors, with a primary focus on core and stabilized multifamily properties that are well leased and produce predictable income. Our offering will end no later than June 10, 2013 unless we elect to extend it to a date no later than June 10, 2014 in states that permit us to make this one-year extension.

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

The below table summarizes our investments in real estate, all of which are fee simple interests in multifamily properties as of September 30, 2012 (dollars in thousands, except average effective rent):

Property Name	State	Total Cost	Accumulated Depreciation	Carrying Amount	Encumbrances	Units	Average Occupancy	Average Effective Rent (1)
Crestmont Apartments	GA	$16,429	$1,690	$14,739	$(6,750)	228	89.04%	$712
Cumberland Glen Apartments	GA	16,407	1,718	14,689	(6,900)	222	88.74	673
Copper Mill Apartments	TX	17,625	1,830	15,795	(7,350)	320	97.19	715
Heritage Trace Apartments	VA	13,640	1,412	12,228	(5,500)	200	89.00	757
Belle Creek Apartments	CO	9,716	839	8,877	(10,575)	162	96.91	879
Tresa at Arrowhead	AZ	35,778	2,484	33,294	(27,500)	360	92.22	784
Centrepoint Apartments	AZ	28,414	1,513	26,901	(17,600)	320	93.44	795

Total		$138,009	$11,486	$126,523	$(82,175)	1,812	92.36%	$759

(1)	Average effective rent is rent per unit per month for the three months ended September 30, 2012.

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

Changes in the accounting and reporting promulgations under GAAP (for acquisition fees and expenses from a capitalization/depreciation model to an expensed-as-incurred model) that were put into effect in 2009 and other changes to GAAP accounting for real estate subsequent to the establishment of NAREIT’s definition of FFO have prompted an increase in cash-settled expenses, specifically acquisition fees and expenses for all industries as items that are expensed under GAAP, that are typically accounted for as operating expenses. Under our advisory agreement with our advisor, we will not pay any acquisition fees to our advisor in connection with our purchase of properties and we will reimburse our advisor for acquisition expenses only to the extent that acquisition fees and acquisition expenses collectively do not exceed 6% of the contract price of our assets. We may have to pay acquisition fees to unaffiliated parties in connection with our purchase of properties and we expect to incur acquisition expenses. Management believes these fees and expenses do not affect our overall long-term operating performance. Publicly registered, non-listed REITs typically have a significant amount of acquisition activity and are substantially more dynamic during their initial years of investment and operation. While other start-up entities may also experience significant acquisition activity during their initial years, we believe that public, non-listed REITs, like us, are unique in that they have a limited life with targeted exit strategies within a relatively limited time frame after acquisition activity ceases. Our board of directors has the discretion to consider a liquidity transaction at any time if it determines such event to be in our best interests. However, our board of directors presently intends to consider alternatives for providing liquidity to our stockholders beginning five to seven years from the completion of our offering stage (including follow-on offerings) during which we will attempt to raise additional capital through the sale of our shares. Any liquidity event will depend on market conditions and may take any one of several forms, including a listing of our stock on a national securities exchange, a merger of our company, a sale of our entire portfolio or the sale of our individual assets. Thus, we will not continuously purchase assets and will have a limited life.

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

Set forth below is a reconciliation net income (loss) to FFO and MFFO for the three and nine month periods ended September 30, 2012 and 2011 (in thousands, except share information):

	For the Three-Month Period Ended September 30, 2012		For the Three-Month Period Ended September 30, 2011
	Amount	Per Share	Amount	Per Share
Funds From Operations:
Net income (loss)	$(14)	$0.00	$(65)	$(0.02)
Adjustments:
Income allocated to preferred shares	(4)	0.00	—	—
Real estate depreciation and amortization	840	0.15	630	0.16

Funds From Operations	$822	$0.15	$565	$0.14

Weighted-average shares—diluted (a)	5,599,259	5,599,259	4,066,700	4,066,700

Modified Funds From Operations:
Funds From Operations	$822	$0.15	$565	$0.14
Adjustments:
Acquisition fees and expenses (b)	52	0.01	58	0.01

Modified Funds From Operations	$874	$0.16	$623	$0.15

Weighted-average shares—diluted (a)	5,599,259	5,599,259	4,066,700	4,066,700

(a)	Weighted-average shares—diluted includes 4,046,700 and 5,274,900 limited partnership units that are convertible into common stock as of September 30, 2011 and 2012, respectively.
(b)	In evaluating investments in real estate, management differentiates the costs to acquire the investment from the operations derived from the investment. Such information would be comparable only for non-listed REITs that have completed their acquisition activity and have other similar operating characteristics. By excluding expensed acquisition costs, management believes MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. As discussed above, we will not pay any acquisition fees to our advisor in connection with our purchase of properties and we will reimburse our advisor for acquisition expenses only to a limited extent. As a result, acquisition fees relate to payments to third parties and acquisition expenses include payments to our advisor or third parties. Acquisition fees and expenses under GAAP are considered operating expenses and as expenses included in the determination of net income and income from continuing operations, both of which are performance measures under GAAP. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to the property. In the event that proceeds from our initial public offering are not available to fund our reimbursement of acquisition fees and expenses incurred by our advisor, such fees and expenses will need to be reimbursed to the advisor from other sources, including debt, operational earnings or cash flow, net proceeds from the sale of properties, or from ancillary cash flows. The acquisition of properties, and the corresponding acquisition fees and expenses, is the key operational feature of our business plan to generate operational income and cash flow to fund distributions to its stockholders.

	For the Nine-Month Period Ended September 30, 2012		For the Nine-Month Period Ended September 30, 2011
	Amount	Per Share	Amount	Per Share
Funds From Operations:
Net income (loss)	$378	$0.07	$(317)	$(0.14)
Adjustments:
Income allocated to preferred shares	(12)	0.00	—	—
Real estate depreciation and amortization	2,471	0.45	1,083	0.47

Funds From Operations	$2,837	$0.52	$766	$0.33

Weighted-average shares—diluted (a)	5,531,783	5,531,765	2,317,663	2,317,663

Modified Funds From Operations:
Funds From Operations	$2,837	$0.52	$766	$0.33
Adjustments:
Acquisition fees and expenses (b)	92	0.02	404	0.17

Modified Funds From Operations	$2,929	$0.54	$1,170	$0.50

Weighted-average shares—diluted (a)	5,531,783	5,531,765	2,317,633	2,317,663

(a)	Weighted-average shares—diluted includes 4,046,700 and 5,274,900 limited partnership units that are convertible into common stock as of September 30, 2011 and 2012, respectively.
(b)	In evaluating investments in real estate, management differentiates the costs to acquire the investment from the operations derived from the investment. Such information would be comparable only for non-listed REITs that have completed their acquisition activity and have other similar operating characteristics. By excluding expensed acquisition costs, management believes MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. As discussed above, we will not pay any acquisition fees to our advisor in connection with our purchase of properties and we will reimburse our advisor for acquisition expenses only to a limited extent. As a result, acquisition fees relate to payments to third parties and acquisition expenses include payments to our advisor or third parties. Acquisition fees and expenses under GAAP are considered operating expenses and as expenses included in the determination of net income and income from continuing operations, both of which are performance measures under GAAP. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to the property. In the event that proceeds from our initial public offering are not available to fund our reimbursement of acquisition fees and expenses incurred by our advisor, such fees and expenses will need to be reimbursed to the advisor from other sources, including debt, operational earnings or cash flow, net proceeds from the sale of properties, or from ancillary cash flows. The acquisition of properties, and the corresponding acquisition fees and expenses, is the key operational feature of our business plan to generate operational income and cash flow to fund distributions to its stockholders.

Results of Operations

Three-Month Period Ended September 30, 2012 Compared to the Three-Month Period Ended September 30, 2011

Total revenue increased $0.8 million to $4.0 million for the three-month period ended September 30, 2012 from $3.2 million for the three-month period ended September 30, 2011. The increase is attributable to revenue from a property we acquired in December 2011 that we did not own during the three-months ended September 30, 2011.

Expenses increased $0.5 million to $3.2 million for the three-month period ended September 30, 2012 from $2.7 million for the three-month period ended September 30, 2011. Expenses were comprised primarily of property operating expenses which increased $0.4 million to $2.1 million from $1.7 million for the three-month period ended September 30, 2011 and depreciation and amortization which increased $0.2 million to $0.8 million from $0.6 million for the three-month period ended September 30, 2011. The increases are attributable to a property we acquired in December 2011 that we did not own during the three-months ended September 30, 2011. We incurred certain general and administrative expenses related to audit and other professional fees, trustee fees and other federal and state filing fees during the three-month periods ended September 30, 2012 and 2011, of $0.2 million and $0.3 million, respectively.

Interest expense increased $0.2 million to $0.8 million for the three-month period ended September 30, 2012 from $0.6 million for the three-month period ended September 30, 2011. The increase is attributable to the mortgage indebtedness used to finance the acquisition of a property in December 2011 that we did not own during the three-months ended September 30, 2011.

Nine-Month Period Ended September 30, 2012 Compared to the Nine-Month Period Ended September 30, 2011

Total revenue increased $6.7 million to $12.1 million for the nine-month period ended September 30, 2012 from $5.4 million for the nine-month period ended September 30, 2011. The increase is attributable to $2.3 million of revenue from a property we acquired in December 2011 that we did not own during the nine-months ended September 30, 2011 and $4.4 million from six properties that we did not own for the entire nine-months ended September 30, 2011.

Expenses increased $4.6 million to $9.3 million for the nine-month period ended September 30, 2012 from $4.7 million for the nine-month period ended September 30, 2011. Expenses were comprised primarily of property operating expenses which increased $3.1 million to $5.9 million from $2.8 million for the nine-month period ended September 30, 2011 and depreciation and amortization which increased $1.4 million to $2.5 million from $1.1 million for the nine-month period ended September 30, 2011. The increases are attributable to a property we acquired in December 2011 that we did not own during the nine-months ended September 30, 2011 and from six properties that we did not own for the entire nine-months ended September 30, 2011. We incurred certain general and administrative expenses related to audit and other professional fees, trustee fees and other federal and state filing fees during the nine-month periods ended September 30, 2012 and 2011, of $0.9 million and $0.3 million, respectively.

Interest expense increased $1.3 million to $2.4 million for the nine-month period ended September 30, 2012 from $1.1 for the nine-month period ended September 30, 2011. The increase is attributable to the mortgage indebtedness used to finance the acquisition of a property in December 2011 that we did not own during the nine-months ended September 30, 2011 and from the mortgage indebtedness used to finance the acquisition of six properties that we did not own for the entire nine-months ended September 30, 2011.

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

Our primary cash requirements are to:

•	make investments and fund the associated costs;

•	repay our indebtedness;

•	pay our operating and organization and offering expenses, including fees paid to our advisor and Jupiter Communities, LLC, our property manager;

•	fund repurchases of shares pursuant to our share repurchase program; and

•	distribute a minimum of 90% of our REIT taxable income and to make investments in a manner that enables us to maintain our qualification as a REIT.

We intend to meet these liquidity requirements primarily through:

•	the use of our cash and cash equivalent balance of $3.6 million as of September 30, 2012;

•	cash generated from operating activities;

•	proceeds from the sale of our common stock pursuant to our offering and our distribution reinvestment plan; and

•	proceeds from future borrowings.

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

Cash Flows

As of September 30, 2012 and 2011, we maintained cash and cash equivalents of approximately $3.6 million and $1.2 million, respectively. Our cash and cash equivalents were generated from the following activities (dollars in thousands):

	For the Nine-Month Periods Ended September 30
	2012	2011
Cash flow from operating activities	$2,841	$1,451
Cash flow from investing activities	(992)	(1,023)
Cash flow from financing activities	662	573

Net change in cash and cash equivalents	2,511	1,001
Cash and cash equivalents at beginning of period	1,107	209

Cash and cash equivalents at end of period	$3,618	$1,210

Our increased cash inflow from operating activities during the nine-month period ended September 30, 2012 is attributable to the acquisition of a property in December 2011 that was not present during the nine-months ended September 30, 2011 and from six properties acquired during the nine-months ended September 30, 2011 present for three full quarters of operations during the nine-months ended September 30, 2012.

The cash inflow from our financing activities during the nine-month period ended September 30, 2012 is substantially due to the issuance of 300,000 shares of our common stock for $3.0 million and cash distributions paid to non-controlling interests of $2.4 million.

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

There have been no material changes in quantitative and qualitative market risks during the nine months ended September 30, 2012 from the disclosures included in our Annual Report on Form 10-K for the year ended December 31, 2011. Reference is made to Item 7A included in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

During the three months ended September 30, 2012, our company did not repurchase any of our securities or issue any equity securities that were not registered under the Securities Act of 1933, as amended.

On June 10, 2011, our Registration Statement on Form S-11 (File No. 333-173391) for an offering of a minimum of 250,000 shares and a maximum of 100,000,000 shares of common stock for sale to the public at a price of $10.00 per share (subject to certain discounts) in the primary offering and $9.50 per share pursuant to our distribution reinvestment plan, which we refer to collectively as our offering, was initially declared effective under the Securities Act of 1933, as amended, or the Securities Act. Independence Realty Securities, LLC, an affiliate of our sponsor, is serving as the dealer manager for the offering. As of September 30, 2012, we had sold 305,000 shares of our common stock for $10.00 per share for total gross proceeds of $3,050,000, including 300,000 shares sold to RAIT NTR. Through the filing date of this report, we used $2,012,500 of the proceeds of our offering to partially fund the purchase price for Runaway Bay Apartments.

From the effective date of our registration statement through September 30, 2012, we incurred actual selling commissions, dealer manager fees and organization and other offering costs in our offering in the amounts set forth below. The dealer manager reallowed all of the selling commissions and a portion of the dealer manager fee to participating broker-dealers.

Type of Expense	Amount	Percentage of Offering Proceeds
Selling commissions	$3,500	0.00%
Dealer manager fees	1,500	0.00%
Other organization and other offering costs	30,500	0.01%

Total expenses related to the offering	$35,500	0.01%

From the commencement of the offering through September 30,2012, the net offering proceeds to us, after deducting the total expenses related to the offering as described above, were $3,014,500. We have issued 23 shares pursuant to our distribution reinvestment plan through September 30, 2012.

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

Independence Realty Trust, Inc.

Date: November 9, 2012	By:	/S/ JACK E. SALMON
Jack E. Salmon
Chief Executive Officer and President
(Principal Executive Officer)

Date: November 9, 2012	By:	/S/ JAMES J. SEBRA
James J. Sebra
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit	Description

3.1	Fifth Articles of Amendment and Restatement of the Company, dated as of February 29, 2012, incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

3.2	First Amended and Restated Bylaws of the Company, incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-11 filed on April 8, 2011, Commission File No. 333-173391.

4.1	Third Amended and Restated Agreement of Limited Partnership of Independence Realty Operating Partnership, LP, dated as of January 4, 2012, incorporated by reference to Exhibit 4.1 to Post-Effective Amendment No. 3 to the Registration Statement on Form S-11 filed on March 16, 2012, Commission File No. 333-173391 (“Post-Effective Amendment No. 3”).

4.2	Distribution Reinvestment Plan, incorporated by reference to Appendix B to the prospectus contained within Post-Effective Amendment No. 3.

4.3	Form of Subscription Agreement, incorporated by reference to Appendix C to the prospectus contained within Post-Effective Amendment No. 3.

4.4	First Amendment to the Third Amended and Restated Agreement of Limited Partnership of Independence Realty Operating Partnership, LP, dated October 11, 2012, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on October 17, 2012.

10.1	Multifamily Loan and Security Agreement effective as of October 11, 2012 between IRT Runaway Bay Apartments, LLC and Walker & Dunlop, LLC, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 17, 2012.

10.2	Guaranty of Non-Recourse Obligations dated as of October 11, 2012 by Independence Realty Operating Partnership, LP, as guarantor, to and for the benefit of Walker & Dunlop, LLC, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on October 17, 2012.

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	XBRL (eXtensible Business Reporting Language). The following materials, formatted in XBRL: (i) Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011, (ii) Consolidated Statements of Operations for the three and nine-month periods ended September 30, 2012 and September 30, 2011, (iii) Consolidated Statements of Cash Flows for the three and nine-month periods ended September 30, 2012 and September 30, 2011, (iv) Consolidated Statements of Comprehensive Income (Loss) for the three and nine-month periods ended September 30,2012 and September 30, 2011, and (v) notes to the consolidated financial statements as of September 30, 2012. As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purpose of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.