Form 10-K
period 2012-12-31
INDEPENDENCE REALTY TRUST, INC
filed 2013-03-13
CIK 1466085

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates as of June 29, 2012 was $0 because all shares of the registrant’s common stock were held by an affiliate on that date.

As of March 8, 2013 there were 345,258 outstanding shares of the registrant’s common stock issued and outstanding.

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

The forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions and beliefs, which involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to:

•	the fact that we have a limited operating history;

•	our ability to effectively deploy the proceeds raised in our public offering of common stock;

•	changes in economic conditions generally and the real estate market specifically;

•	legislative or regulatory changes (including changes to the laws governing the taxation of REITs);

•	the availability of capital;

•	interest rates; and

•	changes to accounting principles generally accepted in the United States, or GAAP.

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

Overview

Independence Realty Trust, Inc., or the Company, was formed on March 26, 2009 as a Maryland corporation that has elected to be taxed as a real estate investment trust, or REIT, commencing with the taxable year ended December 31, 2011. We are sponsored by RAIT Financial Trust, our sponsor, a publicly traded Maryland REIT whose common shares are listed on the New York Stock Exchange under the symbol “RAS.” As used herein, the terms “we,” “our” and “us” refer to the Company and, as required by context, Independence Realty Operating Partnership, LP, which we refer to as our operating partnership, and their subsidiaries. We currently hold a portfolio of multifamily properties and intend to invest the net proceeds of our ongoing public offering in a diversified portfolio of multifamily properties that have the potential to generate attractive returns. We own substantially all of our assets and conduct our operations through our operating partnership, of which we are the sole general partner.

We sold 20,000 shares of our common stock to Independence Realty Advisors, LLC, our advisor, on April 30, 2009. Our advisor was purchased on January 20, 2011 by a wholly owned subsidiary of our sponsor. Our advisor transferred its 20,000 shares to RAIT NTR Holdings, LLC, or RAIT NTR, an indirect wholly owned subsidiary of our sponsor, on June 18, 2012.

On June 10, 2011, our Registration Statement on Form S-11 (File No. 333-173391) for an offering of a minimum of 250,000 shares and a maximum of 100,000,000 shares of common stock for sale to the public at a price of $10.00 per share (subject to certain discounts) in the primary offering and $9.50 per share pursuant to our distribution reinvestment plan, which we refer to collectively as our offering, was declared effective under the Securities Act of 1933, as amended, or the Securities Act. During the year ended December 31, 2012, we satisfied the minimum offering amount of our offering as a result of our sale of 300,000 shares of our common stock for $10.00 per share for total gross proceeds of $3,000,000 to RAIT NTR. During the year ended December 31, 2012 we sold an additional 25,000 shares in our offering to unaffiliated investors. We intend to invest the net proceeds of our ongoing public offering in a diversified portfolio of multifamily properties with strong and stable cash flows that have the potential to generate attractive distributions for our investors, with a primary focus on core and stabilized multifamily properties that are well leased and produce predictable income.

Subject to certain restrictions and limitations, our business is externally managed on a day-to-day basis by our advisor, a wholly owned subsidiary of our sponsor, pursuant to an advisory agreement between us and our advisor. Our advisor conducts our operations and manages our portfolio of real estate investments. We have no paid employees.

We have retained Independence Realty Securities, LLC, or our dealer manager, a wholly owned subsidiary of our sponsor, to serve as our dealer manager for our offering and assume responsibility for marketing our common shares. Because our advisor and our dealer manager are indirectly owned and controlled by our sponsor, they are affiliated with us and are considered related parties. Our advisor and our dealer manager receive compensation and fees for services related to our offering and for the investment and management of our assets.

As of December 31, 2012, we owned eight multifamily properties with 2,004 units located in six states.

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

We have acquired and intend to continue to acquire a diverse portfolio of multifamily properties located in the United States. We plan to diversify our portfolio by size, property location and risk. We intend to continue allocating approximately 70% of our portfolio to investments in well-located, quality multifamily properties with strong and stable cash flows, typically located in supply constrained sub-markets with relatively high expectations of rent growth. As appropriate, we intend to implement strategies at these properties that we anticipate will create sustainable long-term increases in property value and generate attractive returns for our investors by, among other benefits, generating higher rental revenue and reducing resident turnover. We intend to continue allocating approximately 30% of our portfolio to investments in properties that require limited capital expenditures, have existing cash flow and offer opportunities for significantly enhanced return, with a primary focus on multifamily properties, but to a lesser extent other alternative asset classes.

Our board of directors approves all investment decisions involving the acquisitions of properties upon recommendations made by our advisor and in accordance with our investment guidelines.

Our Real Estate Portfolio

As of December 31, 2012, we owned the eight multifamily properties described below.

Belle Creek. Belle Creek is located in the Northglenn/Thornton submarket of the Denver, Colorado metropolitan statistical area in the city of Henderson. Belle Creek is a garden style, class A apartment community with 162 units in eight three-story buildings. As of December 31, 2012, Belle Creek had a carrying amount of $8.8 million, was 91% occupied, and the average effective rent per month was $909.

Centrepoint. Centrepoint is located in the north-northwest submarket of Tucson, Arizona. The property is a garden-style, class A apartment community with 23 two-story buildings and 320 units. As of December 31, 2012, Centrepoint had a carrying amount of $26.8 million, was 95% occupied, and the average effective rent per month was $806.

Copper Mill. Copper Mill is located in the Far North Central submarket of the Austin, Texas metropolitan statistical area. Copper Mill is a garden style, class B apartment community with 320 units in 23 two-story buildings. As of December 31, 2012, Copper Mill had a carrying amount of $15.8 million, was 94% occupied, and the average effective rent per month was $717.

Crestmont. Crestmont is located in the Marietta submarket of the Atlanta, Georgia metropolitan statistical area. Crestmont is a garden style, class B apartment community with 228 units in 15 two- and three-story buildings. As of December 31, 2012, Crestmont had a carrying amount of $14.7 million, was 93% occupied, and the average effective rent per month was $699.

Cumberland Glen. Cumberland Glen is located in the Smyrna submarket of the Atlanta, Georgia metropolitan statistical area. Cumberland Glen is a garden style, class B apartment community with 222 units in 11 three-story buildings. As of December 31, 2012, Cumberland Glen had a carrying amount of $14.6 million, was 96% occupied, and the average effective rent per month was $652.

Heritage Trace. Heritage Trace is located in the Newport News submarket of the Norfolk, Virginia metropolitan statistical area. Heritage Trace is a garden style, class B apartment community with 200 units in 13 two-story buildings. As of December 31, 2012, Heritage Trace had a carrying amount of $12.2 million, was 82% occupied, and the average effective rent per month was $760.

Runaway Bay. Runaway Bay is located in the town of Speedway in Marion County, a suburb of Indianapolis, Indiana. Runaway Bay Apartments is a garden style, class A apartment community with 192 units in 15 two-story buildings and one clubhouse/leasing office on 18.6 acres. As of December 31, 2012, Runaway Bay had a carrying amount of $15.3 million, was 94% occupied, and the average effective rent per month was $941.

Tresa at Arrowhead. Tresa is located in the Peoria/Sun City submarket of the Phoenix, Arizona metropolitan statistical area in the city of Glendale. Tresa is a garden style, class A apartment community with 360 units in 37 one- and two-story buildings. As of December 31, 2012, Tresa had a carrying amount of $33.1 million, was 91% occupied, and the average effective rent per month was $811.

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

We intend to focus our investment activities on obtaining a diverse portfolio of properties. Careful use of debt will help us to achieve our diversification goals because we will have more funds available for investment. Except for the limitations in our charter and as described below, there is no limitation on the amount we may borrow for the purchase of any single property. Our charter limits our borrowings to 300% of our net assets (equivalent to 75% of the cost of our net assets) as of the date of any borrowing. Nevertheless, we may exceed the foregoing limits if a majority of our independent directors approve each borrowing in excess of our charter limitation and we disclose such borrowing to our stockholders in our immediately subsequent quarterly report with an explanation from our independent directors of the justification for the excess borrowing. We do not intend to exceed the leverage limit in our charter except in the early stages of our development when the costs of our investments are most likely to exceed our net offering proceeds. Our board of directors must review our aggregate borrowings at least quarterly.

After we have acquired a substantial portfolio of diversified investments, we intend to limit our aggregate leverage to 65% of the combined initial purchase price of all of our real estate properties. During the period when we are beginning our operations, we may employ greater leverage in order to more quickly build a diversified portfolio of assets. As of December 31, 2012, our borrowings as a percentage of our undepreciated investments in real estate was 63%.

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

Income Taxes

We have elected to be taxed as a REIT beginning with the taxable year ended December 31, 2011. Accordingly, we recorded no income tax expense for the years ended December 31, 2012 and 2011.

To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our ordinary taxable income to stockholders. As a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders. We believe that we have been organized and operated in such a manner as to qualify and maintain treatment as a REIT and intend to operate in such a manner so that we will qualify and remain qualified as a REIT for federal income tax purposes. For a discussion of risks arising out of our REIT status, see Item 1A – “Risk Factors – United States Federal Income Tax Risks” below.

Financial Information About Industry Segments

Our current business consists of owning, managing, operating, leasing, acquiring, developing, investing in, and disposing of real estate assets. We internally evaluate all of our real estate assets as one industry segment, and, accordingly, we do not report segment information.

Available Information

We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and, as a result, file periodic reports and other information with the SEC. Access to copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other filings with the SEC, including amendments to such filings, may be obtained free of charge from our website, www.irtreit.com. These filings are available promptly after we file them with, or furnish them to, the SEC. We are not incorporating our website or any information from the website into this Annual Report. The SEC also maintains a website, www.sec.gov, that contains our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other filings with the SEC. Access to these filings is free of charge.

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

Investment Risks

Our limited prior operating history makes it difficult for stockholders to evaluate our likely performance.

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

Our common stock is not listed on a stock exchange and there is no current public trading market, nor is there any assurance that a public trading market will ever exist, for our stock. In addition, our charter prohibits the ownership of more than 9.8% in the value of the aggregate of the outstanding shares of our stock or more than 9.8% (in value or number of shares, whichever is more restrictive) of any class or series of the outstanding shares of our stock by a single investor, unless exempted by our board of directors, which may inhibit the ability of our stockholders to sell their stock. We have adopted a share repurchase program which limits the number of shares of stock that may be repurchased annually. Our board of directors may also limit, suspend or terminate our share repurchase program at any time. As a result, it may be difficult for stockholders to sell their shares of stock. If stockholders are able to sell their stock, it might be at a substantial discount from the price they paid. Stockholders should consider our stock illiquid and must be prepared to hold their stock for an indefinite period of time.

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

Additionally, as a public company, we are subject to the ongoing reporting requirements under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Pursuant to the Exchange Act, we may be required to file with the SEC financial statements of properties we acquire. To the extent any required financial statements are not available or cannot be obtained, we will not be able to acquire the investment. As a result, we may be unable to acquire certain properties that otherwise would be a suitable investment. We could suffer delays in our investment acquisitions due to these reporting requirements.

Delays we encounter in the selection and acquisition of properties could adversely affect our stockholders’ returns. In addition, if we are unable to invest our offering proceeds in real properties in timely manner, we may invest the proceeds in short-term, investment-grade investments or ultimately liquidate. In such an event, our ability to make distributions and pay returns to our stockholders would be adversely affected.

The cash distributions stockholders receive may be less frequent or lower in amount than they expect.

Our board of directors will determine the amount and timing of distributions. In making this determination, our directors will consider all relevant factors, including the amount of cash available for distribution, capital expenditure and reserve requirements and general operational requirements. We cannot assure stockholders that sufficient cash will be available to make distributions to them. We may borrow funds, return capital or sell assets to make distributions. With limited prior operations, we cannot predict the amount of distributions stockholders may receive and we may be unable to pay, maintain or increase distributions over time.

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

Stockholders have no rights to buy additional shares of stock in the event we issue new shares of stock. We may issue common stock, convertible debt or preferred stock pursuant to a subsequent public offering or a private placement, or to sellers of properties we directly or indirectly acquire instead of, or in additional to, cash consideration. Investors purchasing our common stock in any offering who do not participate in any subsequent future stock issuances will experience dilution in the percentage of the issued and outstanding stock they own.

The properties we own or in the future acquire may not produce the cash flow required to meet our REIT minimum distribution requirements, and we may decide to borrow funds to satisfy such requirements, which could adversely affect our overall financial performance.

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

To continue to qualify as a REIT, we must satisfy certain tests on an ongoing basis concerning, among other things, the sources of our income, nature of our assets and the amounts we distribute to our stockholders. We may be required to make distributions to stockholders at times when it would be more advantageous to reinvest cash in our business or when we do not have funds readily available for distribution. Compliance with the REIT requirements may hinder our ability to operate solely on the basis of maximizing profits and value of an investment in our shares.

Risks Related to Our Organization, Structure and Management

We are dependent upon our sponsor, advisor and their affiliates to conduct our operations, and therefore, any adverse changes in the financial health of our sponsor, advisor or their affiliates, or our relationship with any of them, could hinder our operating performance and the return for our stockholders.

We are dependent on our advisor and affiliates to manage our operations and acquire and manage our portfolio of real estate assets. Our advisor will make all decisions with respect to the day to day management of our company. Our advisor will depend upon the fees and other compensation that it will receive from us in connection with the management and sale of our properties to conduct its operations. Any adverse changes in the financial condition of, or our relationship with, our advisor or property manager could hinder their ability to successfully manage our operations and our portfolio of investments.

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

We will not calculate our net asset value per share until up to 18 months after completion of our offering stage. In addition, the methodologies we will use to calculate net asset value are uncertain. Therefore, stockholders will not be able to determine the net asset value of their shares for a substantial period of time and may not be able to meaningfully compare our net asset value to the net asset value of other non-listed REITs.

We do not intend to calculate the net asset value per share for our shares until up to 18 months after the completion of our offering stage. We will consider our offering stage complete when we are no longer publicly offering equity securities in a continuous offering, whether through our initial public offering or any future offerings (excluding offers to sell under our distribution reinvestment program). Thereafter, our advisor, or another firm it chooses for that purpose, will determine the value of our properties and our other assets based on such information as our advisor determines appropriate, which may or may not include independent valuations of our properties and our other assets or of our enterprise as a whole. We will disclose our net asset value and the methodologies we use to calculate our net asset value to stockholders in our filings with the SEC. Therefore, stockholders will not be able to determine the net asset value of their shares on an on-going basis during this offering and for a substantial period of time thereafter. In addition, we may utilize net asset value calculation methodologies which differ from methodologies utilized by other public, non-listed REITs. As a result, a comparison of our net asset value with the net asset value of other public, non-listed REITs may not be meaningful. Therefore, it is important that stockholders carefully consider how our calculation methodologies differ, if at all, from other non-listed REITs.

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

We acquired seven multifamily properties contributed by our sponsor subject to existing liabilities, some of which may be unknown at the time of contribution. Unknown liabilities might include liabilities for cleanup or remediation of undisclosed environmental conditions, claims of tenants, vendors or other persons dealing with such entities, tax liabilities, and accrued but unpaid liabilities incurred in the ordinary course of business. As part of the contribution to us of certain of the multifamily properties in our portfolio, our sponsor made limited representations and warranties to us regarding the properties. Because many liabilities may not be identified at the time of contribution, we may have no recourse against our sponsor.

We may pursue less vigorous enforcement of terms of the contribution agreements for the multifamily properties we acquired from our sponsor because of conflicts of interest with certain members of our senior management team.

Our senior management team has ownership interest in and professional responsibilities with our sponsor, which contributed multifamily properties to our operating partnership. As part of the contribution of these properties, our sponsor made limited representations and warranties to us regarding the properties and interest acquired. Any indemnification from our sponsor related to the contribution is limited. We may choose not to enforce, or to enforce less vigorously, our rights under the contribution agreements due to our ongoing relationship with the principals and executive officers of our sponsor.

We face risks relating to financing arrangements with our sponsor for the multifamily properties we acquired from our sponsor that would not be present with third-party financing.

In connection with our acquisition of the multifamily properties from our sponsor, our sponsor has made, and in the future may make financing available to us. Such financing arrangements may involve risks not otherwise present with other methods of financing, including, for example:

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

The agreements between us and our advisor or its affiliates, and the fees paid to them pursuant to such agreements, were not reached through arm’s length negotiations and may not reflect the terms that would be available from a third party; that is, a third party unaffiliated with our advisor may be willing to provide such services to us at a lower price. These fees increase the risk that the amount available for payment of distributions to our stockholders upon liquidation of our portfolio would be less than the purchase price of the shares of stock in our initial public offering. Substantial up-front fees also increase the risk that our stockholders will not be able to resell their shares of stock at a profit, even if our stock is listed on a national securities exchange. See “Compensation Table” and “Management.”

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

A residential property’s income and value may be adversely affected by international, national and regional economic conditions. Recently, the U.S. and international markets have experienced increased levels of volatility due to a combination of many factors, including decreasing values of home prices and commercial real estate, limited access to credit markets, increased energy costs, increased unemployment rates, and a national and global recession. If such conditions exist in the future, the residential real estate industry may experience a significant decline in business caused by a reduction in overall renters. Renewed adverse economic conditions may also have an adverse affect on our operations if the tenants occupying the residential properties we acquire cease making rent payments to us.

In addition, local real estate conditions such as an oversupply of properties or a reduction in demand for properties, availability of “for sale” properties, competition from other similar properties, our ability to provide adequate maintenance, insurance and management services, increased operating costs (including real estate taxes), the attractiveness and location of the property and changes in market rental rates, may adversely affect a property’s income and value. A rise in energy costs could result in higher operating costs, which may affect our results from operations. In addition, local conditions in the markets in which we own or intend to own properties may significantly affect occupancy or rental rates at such properties. The risks that may adversely affect conditions in those markets include: layoffs, plant closings, relocations of significant local employers and other events negatively impacting local employment rates and the local economy; an oversupply of, or a lack of demand for, apartments; a decline in household formation; the inability or unwillingness of residents to pay rent increases; and rent control, rent stabilization and other housing laws, which could prevent us from raising rents.

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

Recently, domestic financial markets have experienced unusual volatility, uncertainty and a tightening of liquidity in both the investment grade debt and equity capital markets. The commercial real estate debt markets have also experienced volatility as a result of certain factors including the tightening of underwriting standards by lenders and credit rating agencies and the restricted Collateralized Mortgage Backed Securities market. Credit spreads for major sources of capital widened significantly as investors have demanded a higher risk premium. This resulted in lenders increasing the cost for debt financing. Should the overall cost of borrowings increase again as it did in recent years, either by increases in the index rates or by increases in lender spreads, we would need to factor such increases into the economics of our acquisitions. This may result in our acquisitions generating lower overall economic returns and potentially reducing cash flow available for distribution.

The recent dislocations in the debt markets have reduced the amount of capital that was available to finance real estate, which, in turn, (a) prevented real estate investors from relying on capitalization rate compression to generate returns and (b) slowed real estate transaction activity. If these or similar dislocations in the debt market were renewed, they could have a material impact on revenues and income from the acquisition and operations of real properties and mortgage loans.

Consequently, in light of the recent volatility in the credit markets, there is greater uncertainty regarding our ability to access them in order to attract financing on reasonable terms. Investment returns on our assets and our ability to make acquisitions could be adversely affected by our inability to secure financing on reasonable terms, if at all.

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

The REIT provisions of the Code may limit our ability to hedge the risks inherent to our operations. As mentioned above, from time to time, we may enter into hedging transactions with respect to one or more of our assets or liabilities. Any income or gain derived by us from transactions that hedge certain risks, such as the risk of changes in interest rates, will not be treated as gross income for purposes of either the 75% or the 95% gross income tests, which are separate tests based on the composition of our gross income that we must satisfy to qualify as a REIT, unless specific requirements are met. Such requirements include that the hedging transaction be properly identified within prescribed time periods and that the transaction either (i) hedges risks associated with indebtedness issued by us that is incurred to acquire or carry real estate assets or (ii) manages the risks of currency fluctuations with respect to income or gain that qualifies under the 75% or 95% gross income tests (or assets that generate such income). To the extent that we do not properly identify such transactions as hedges, hedge with other types of financial instruments, or hedge other types of indebtedness, the income from those transactions is not likely to be treated as qualifying income for purposes of the 75% and 95% gross income tests. As a result of these rules, we may have to limit the use of hedging techniques that might otherwise be advantageous, which could result in greater risks associated with interest rate or other changes than we would otherwise incur.

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

United States Federal Income Tax Risks

If we fail to continue to qualify as a REIT, we will be subjected to tax on our income, and the amount of distributions we make to our stockholders will be less.

We intend to continue to qualify as a REIT under the Code. A REIT generally is not taxed at the corporate level on income and gains that it distributes to its stockholders on a timely basis. Although we do not intend to request a ruling from the Internal Revenue Service, or the IRS, as to our REIT status, we have received the opinion of our tax counsel, Alston & Bird LLP, with respect to our qualification as a REIT. Investors should be aware, however, that opinions of counsel are not binding on the IRS or on any court. The opinion of Alston & Bird LLP represents only the view of our counsel based on our counsel’s review and analysis of existing law and on certain representations as to factual matters and covenants made by us, including representations relating to the values of our assets and the sources of our income and representations related to our future conduct. Alston & Bird LLP has no obligation to advise us or the holders of our common stock of any subsequent change in the matters stated, represented or assumed in its opinion or of any subsequent change in applicable law. Qualification as a REIT involves the application of highly technical and complex rules for which there are only limited judicial or administrative interpretations. The determination of various factual matters and circumstances not entirely within our control may affect our ability to continue to qualify as a REIT. In addition, new legislation, regulations, administrative interpretations or court decisions could significantly change the tax laws with respect to qualification as a REIT or the U.S. federal income tax consequences of such qualification, including changes with retroactive effect.

If we fail to qualify as a REIT in any taxable year:

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

To continue to qualify as a REIT we must meet annual distribution requirements, which may result in us distributing amounts that may otherwise be used for our operations.

To obtain the favorable tax treatment accorded to REITs, we generally are required each year to distribute to our stockholders at least 90% of our REIT taxable income (excluding net capital gain), determined without regard to the deduction for distributions paid. We are subject to U.S. federal income tax on our undistributed taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of (i) 85% of our ordinary income, (ii) 95% of our capital gain net income and (iii) 100% of our undistributed income from prior years. These requirements could cause us to distribute amounts that otherwise would be spent on investments in real estate assets, and it is possible that we might be required to borrow funds, possibly at unfavorable rates, or sell assets to fund these distributions. Although we intend to make distributions sufficient to meet the annual distribution requirements and to avoid U.S. federal income and excise taxes on our earnings, it is possible that we might not always be able to do so.

Complying with REIT requirements may cause us to forgo otherwise attractive opportunities.

To continue to qualify as a REIT, we must continually satisfy various tests regarding sources of income, nature and diversification of assets, amounts distributed to shareholders and the ownership of common shares. In order to satisfy these tests, we may be required to forgo investments that might otherwise be made. Accordingly, compliance with the REIT requirements may hinder our investment performance.

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

The below table summarizes our investments in real estate, all of which are fee simple interests in multifamily properties as of December 31, 2012 (dollars in thousands, except average effective rent):

Property Name	State	Total Cost	Accumulated Depreciation	Carrying Amount	Encumbrances	Units	Average Occupancy	Average Effective Rent (a)(b)
Crestmont Apartments	GA	$16,439	$(1,776)	$14,663	$(6,750)	228	93.4%	$699
Cumberland Glen Apartments	GA	16,422	(1,807)	14,615	(6,900)	222	95.5	652
Copper Mill Apartments	TX	17,663	(1,927)	15,736	(7,350)	320	94.1	717
Heritage Trace Apartments	VA	13,683	(1,489)	12,194	(5,500)	200	81.5	760
Belle Creek Apartments	CO	9,725	(893)	8,832	(10,575)	162	91.4	909
Tresa at Arrowhead	AZ	35,800	(2,675)	33,125	(27,500)	360	91.1	811
Centrepoint Apartments	AZ	28,430	(1,663)	26,767	(17,600)	320	94.7	806
Runaway Bay Apartments	IN	15,403	(53)	15,350	(10,238)	192	94.3	941

Total		$153,565	$(12,283)	$141,282	$(92,413)	2,004	92.0%	$787

(a)	Based on operating performance for the year ended December 31, 2012.
(b)	Average effective rent is rent per unit per month.

For additional information on our real estate portfolio, see Part I, Item I, “Business – Our Real Estate Portfolio.”

ITEM 3.	Legal Proceedings

We are not subject to any material pending legal proceedings.

ITEM 4.	Mine Safety Disclosures

Not applicable.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

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

In order for members of Financial Industry Regulatory Authority, Inc., or FINRA, and their associated persons to participate in our offering or any future offering of our common stock, we are required pursuant to FINRA Rule 5110 to disclose in each Annual Report distributed to our stockholders a per share estimated value of our shares of common stock, the method by which it was developed and the date of the data used to develop the estimated value. In addition, our advisor must prepare annual statements of estimated share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in our common shares. For these purposes, the estimated value of the shares shall be deemed to be $10.00 per share as of December 31, 2012. The basis for this valuation is the fact that we are currently conducting a public offering of our common stock at the price of $10.00 per share.

Stockholder Information

As of March 8, 2013, there were seven holders of record of our common shares.

Distributions

To remain qualified as a REIT, we are required to distribute 90% of our annual taxable income to our stockholders. In connection with a distribution to our stockholders, our board of directors approved a monthly distribution of a certain dollar amount per share of our common stock. If we do not have sufficient funds from operations to make distributions, we may need to borrow funds, request that our advisor, in its discretion, defer its receipt of fees and reimbursements of expenses or, to the extent necessary, utilize offering proceeds in order to make cash distributions. Our stockholders may choose whether to have distributions paid in cash or to have distributions otherwise payable to them in cash invested in additional shares of our common stock pursuant to the terms and conditions of our distribution reinvestment program.

		Common Shares		Limited Partnership Units
		Dividends Declared per Share	Annualized Rate of Return(a)	Distributions Declared per Unit	Annualized Rate of Return(a)
2011	First Quarter	$—	0%	$—	0%
	Second Quarter	—	0	—	0
	Third Quarter	0.15	6.0	0.15	6.0
	Fourth Quarter	0.15	6.0	0.15	6.0
2012	First Quarter	$0.15	6.0%	$0.15	6.0%
	Second Quarter	0.15	6.0	0.15	6.0
	Third Quarter	0.15	6.0	0.15	6.0
	Fourth Quarter	0.15	6.0	0.15	6.0
2013	First Quarter	$0.15	6.0%	$0.15	6.0%

(a)	Based on a price per share and per unit of $10.00.

For the year ended December 31, 2012, including amounts paid to or allocable to our non-controlling interests, we paid cash distributions of $3.2 million, as compared to cash flows from operations of $4.5 million and FFO of $3.8 million. FFO is a non-GAAP financial measure. For a reconciliation of FFO to net income (loss), see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures.”

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

On June 10, 2011, our Registration Statement on Form S-11 (File No. 333-173391) for an offering of a maximum of 100,000,000 shares of common stock for sale to the public, which we refer to as our offering, at a price of $10.00 per share (subject to certain discounts) in the primary portion of the offering and $9.50 pursuant to our distribution reinvestment plan, was declared effective under the Securities Act by the SEC. As of March 8, we had issued 345,258 shares of our common stock pursuant to our offering. We have used proceeds received previously as part of the consideration used to acquire a portfolio of multifamily properties.

As of December 31, 2012, we had invested in eight multifamily properties for a total purchase price of approximately $152 million. These acquisitions were funded from the issuance by our operating partnership of limited partnership units, cash and the incurrence of approximately $92.4 million of mortgage indebtedness.

From the effective date of our registration statement through December 31, 2012, we incurred actual selling commissions, dealer manager fees and organization and other offering costs in our offering in the amounts set forth below. The dealer manager reallowed all of the selling commissions and a portion of the dealer manager fee to participating broker-dealers.

Type of Expense	Amount	Percentage of Offering Proceeds
Selling commissions	$17,500	0.01%
Dealer manager fees	7,500	0.00%
Other organization and other offering costs	32,500	0.01%

Total expenses related to the offering	$57,500	0.02%

From the commencement of the offering through December 31, 2012, the net offering proceeds to us, after deducting the total expenses related to the offering as described above, were $3,192,500. We have issued 63 shares pursuant to our distribution reinvestment plan through December 31, 2012. For the year ended December 31, 2012, the ratio of our costs of raising capital to the capital raised was 2%.

We will pay our advisor 1.0% of the gross offering proceeds for organizational and offering expenses (other than dealer manager fees and selling commissions). Our advisor and its affiliates are responsible for the payment of our organization and offering expenses, other than selling commissions and the dealer manager fee, to the extent they exceed 1.0% of our gross offering proceeds. As of December 31, 2012, we had reimbursed our advisor for $32,500 of organization and offering expenses. As of December 31, 2012, our advisor had incurred $4.2 million of organization and offering expenses on our behalf. We also pay selling commissions and a dealer manager fee to our dealer manager as described in the prospectus. As of December 31, 2012, we paid $0 of selling commissions and $7,500 of dealer manager fees to our dealer manager.

Share Repurchase Program

We have adopted a share repurchase program that may enable stockholders to sell their shares to us in limited circumstances. During the year ended December 31, 2012, we did not repurchase any of our securities under our share repurchase program.

ITEM 6.	Selected Financial Data

We were formed on March 26, 2009 and commenced our offering on June 10, 2011, but did not commence real estate operations until April 29, 2011 when we acquired six multifamily properties. As a result, we had no material results of operations for the period from March 26, 2009 (inception) to April 29, 2011. Subsequent to April 29, 2011, we acquired two additional multifamily properties, the Centrepoint Apartments on December 16, 2011 and the Runaway Bay Apartments on October 11, 2012. In general, we expect our results of operations to improve in future periods as a result of anticipated future acquisitions of real estate. The following table summarizes selected financial data about our company (dollars in thousands, except share and per share data). The following selected financial data information should be read in conjunction with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements, including the notes thereto, included elsewhere herein.

	As of and for the Years Ended December 31			As of and for the period from March 26, 2009 (inception) to December 31,
	2012	2011	2010	2009
Operating Data:
Total revenue	$16,629	$8,668	$5	$2
Total expenses	16,202	(9,038)	(1)	(1)
Net income (loss)	427	(370)	4	1
Net income (loss) allocable to common shares	(123)	(112)	4	1
Earnings (loss) per share:
Basic	$(0.45)	$(5.60)	$0.20	$0.06
Diluted	$(0.45)	$(5.60)	$0.20	$0.06

Balance Sheet Data:
Investments in real estate	$141,282	$128,124	$—	$—
Total assets	146,197	131,352	209	206
Total indebtedness	92,413	82,175	—	—
Total liabilities	95,346	84,294	2	3
Total equity	50,851	47,058	207	203

	As of and for the years ended December 31			As of and for the period from March 26, 2009 (inception) to December 31,
	2012	2011	2010	2009
Other Data:
Common shares outstanding	345,063	20,000	20,000	20,000
Limited partnership units outstanding	5,274,900	5,274,900	—	—
Cash distributions declared per common share/unit	$0.60	$0.30	$—	$—

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We were formed on March 26, 2009 as a Maryland corporation and have elected to be taxed as a real estate investment trust, or REIT, beginning with the taxable year ended December 31, 2011. We are externally managed by our advisor, Independence Realty Advisors, LLC, an indirect, wholly owned subsidiary of our sponsor, RAIT Financial Trust (NYSE: “RAS”). We own substantially all of our assets and conduct our operations through Independence Realty Operating Partnership, LP, or our operating partnership, of which we are the sole general partner. As used herein, the terms “we,” “our” and “us” refer to our company and, as required by context, our operating partnership and their subsidiaries.

We have invested and intend to continue to invest in a diversified portfolio of multifamily properties located throughout the United States. We target primarily core and stabilized multifamily properties that are well leased and produce predictable income. To a lesser extent we seek to acquire properties that require limited capital expenditures, have existing cash flow and offer opportunities for enhanced returns, with a primary focus on multifamily properties and a lesser focus on other asset classes.

Our investment objectives are to:

•	pay attractive and consistent cash distributions;

•	preserve invested capital; and

•	provide a diversified direct investment in multifamily properties.

On June 10, 2011, our Registration Statement on Form S-11 (File No. 333-173391) for an offering of a maximum of 100,000,000 shares of common stock for sale to the public at a price of $10.00 per share (subject to certain discounts) in the primary offering and $9.50 per share pursuant to our distribution reinvestment plan, which we refer to collectively as our offering, was initially declared effective under the Securities Act of 1933, as amended, or the Securities Act. During the quarter ended March 31, 2012, we satisfied the minimum offering amount of our offering as a result of our sale of 300,000 shares of our common stock for $10.00 per share for total gross proceeds of $3,000,000 to RAIT NTR Holdings, LLC, an indirect wholly owned subsidiary of our sponsor. During the year ending December 31, 2012, we sold an additional 25,000 shares of our common stock for $10.00 per share for total proceeds of $250,000 to unaffiliated third parties. On February 28, 2013, our board of directors approved an extension of our offering to June 10, 2014. We intend to invest the net proceeds of our ongoing public offering in a diversified portfolio of multifamily properties with strong and stable cash flows that have the potential to generate attractive distributions for our investors, with a primary focus on core and stabilized multifamily properties that are well leased and produce predictable income.

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

Set forth below is a reconciliation net income (loss) to FFO and MFFO for the years ended December 31, 2012 and 2011 (in thousands, except share information):

	For the Year Ended December 31, 2012		For the Year Ended December 31, 2011
	Amount	Per Share	Amount	Per Share
Funds From Operations:
Net income (loss)	$427	$0.08	$(370)	$(0.09)
Adjustments:
Income allocated to preferred shares	(15)	(0.00)	—	—
Income allocated to preferred units	(79)	(0.01)	—	—
Real estate depreciation and amortization	3,466	0.62	1,771	0.43

Funds From Operations	$3,799	$0.68	$1,401	$0.34

Weighted-average shares—diluted (a)	5,550,284	5,550,284	4,146,260	4,146,260

Modified Funds From Operations:
Funds From Operations	$3,799	$0.68	$1,401	$0.34
Adjustments:
Acquisition fees and expenses (b)	157	0.03	488	0.12

Modified Funds From Operations	$3,956	$0.71	$1,889	$0.46

Weighted-average shares—diluted (a)	5,550,284	5,550,284	4,146,260	4,146,260

(a)	Weighted-average shares—diluted includes 4,046,700 and 5,274,900 limited partnership units that are convertible into common stock as of December 31, 2011 and 2012, respectively.
(b)	In evaluating investments in real estate, management differentiates the costs to acquire the investment from the operations derived from the investment. Such information would be comparable only for non-listed REITs that have completed their acquisition activity and have other similar operating characteristics. By excluding expensed acquisition costs, management believes MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. As discussed above, we will not pay any acquisition fees to our advisor in connection with our purchase of properties and we will reimburse our advisor for acquisition expenses only to a limited extent. As a result, acquisition fees relate to payments to third parties and acquisition expenses include payments to our advisor or third parties. Acquisition fees and expenses under GAAP are considered operating expenses and as expenses included in the determination of net income and income from continuing operations, both of which are performance measures under GAAP. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to the property. In the event that proceeds from our initial public offering are not available to fund our reimbursement of acquisition fees and expenses incurred by our advisor, such fees and expenses will need to be reimbursed to the advisor from other sources, including debt, operational earnings or cash flow, net proceeds from the sale of properties, or from ancillary cash flows. The acquisition of properties, and the corresponding acquisition fees and expenses, is the key operational feature of our business plan to generate operational income and cash flow to fund distributions to its stockholders.

Results of Operations

Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011

Our total revenue increased $7.9 million to $16.6 million for the year ended December 31, 2012 from $8.7 million for the year ended December 31, 2011. The increase is primarily attributable to the seven properties we acquired in 2011 and present for a full year in 2012.

Our expenses increased $5.6 million to $12.9 million for the year ended December 31, 2012 from $7.3 million for the year ended December 31, 2011. Expenses were comprised primarily of property operating expenses which increased $3.6 million to $8.1 million from $4.5 million for the year ended December 31, 2011 and depreciation and amortization which increased $1.7 million to $3.5 million from $1.8 million for the year ended December 31, 2011. The increases are primarily attributable to the seven properties we acquired in 2011, which were present for a full year in 2012. We incurred certain general and administrative expenses related to audit and other professional fees, trustee fees and other federal and state filing fees during the years ended December 31, 2012 and 2011 of $1.2 million and $0.6 million, respectively.

Our interest expense increased $1.6 million to $3.3 million for the year ended December 31, 2012 from $1.7 for the year ended December 31, 2011. The increase is primarily attributable to the mortgage indebtedness used to finance the seven properties we acquired in 2011, which were present for a full year in 2012.

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

Our primary cash requirements are to:

•	make investments and fund the associated costs;

•	repay our indebtedness;

•	pay our operating and organization and offering expenses, including fees paid to our advisor and Jupiter Communities, LLC, our property manager;

•	fund repurchases of shares pursuant to our share repurchase program; and

•	distribute a minimum of 90% of our REIT taxable income and to make investments in a manner that enables us to maintain our qualification as a REIT.

We intend to meet these liquidity requirements primarily through:

•	the use of our cash and cash equivalent balance of $2.5 million as of December 31, 2012;

•	cash generated from operating activities;

•	proceeds from the sale of our common stock pursuant to our offering and our distribution reinvestment plan;

•	proceeds from future borrowings.

On February 28, 2013, our board elected to extend our offering to June 10, 2014. If we file another registration statement during the extension in order to sell additional shares, we could continue to sell shares in our offering until the earlier of 180 days after June 10, 2014 or the effective date of the subsequent registration statement. Nothing in our organizational documents prohibits us from engaging in additional subsequent public or private offerings of our stock. Although we could continue public offerings indefinitely, and although we have not set a date or an aggregate amount of offering proceeds beyond which we must stop offering shares, we do not expect to continue offering shares beyond June 10, 2014. As of December 31, 2012 we have raised $3.2 million, including $0.2 million from unaffiliated investors, in net proceeds from our offering.

We are substantially dependent on the net proceeds of our ongoing offering to meet our investment objective of acquiring a fully diversified portfolio of multifamily properties. If we are unable to raise a substantial amount of funds in our offering, we will make fewer investments resulting in less diversification in terms of the type, number and size of investments we make, and the value of an investment in us will fluctuate with the performance of the specific assets we acquire. Further, we will have certain fixed operating expenses, including certain expenses as a publicly offered REIT, regardless of whether we are able to raise substantial funds in our offering. Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, reducing our net income and limiting our ability to make distributions.

In addition, after we have acquired a substantial portfolio of diversified investments, we intend to limit our aggregate leverage to 65% of the combined initial purchase price of all of our real estate properties. During the period when we are beginning our operations, we may employ greater leverage in order to more quickly build a diversified portfolio of assets.

Cash Flows

As of December 31, 2012 and 2011, we maintained cash and cash equivalents of $2.5 million and $1.1 million, respectively. Our cash and cash equivalents were generated from the following activities (dollars in thousands):

	For the Years Ended December 31
	2012	2011	2010
Cash flows from operating activities	$4,484	$2,196	$3
Cash flows from investing activities	(16,928)	(18,788)	0
Cash flows from financing activities	13,870	17,490	0

Net change in cash and cash equivalents	1,426	898	3
Cash and cash equivalents at beginning of period	1,107	209	206

Cash and cash equivalents at end of period	$2,533	$1,107	$209

Our increased cash inflow from operating activities during the year ended December 31, 2012 is primarily attributable to the acquisition of seven properties in 2011 that were present for a full year in 2012 and our acquisition of Runaway Bay Apartments in 2012.

The cash inflow from our financing activities during the year ended December 31, 2012 is substantially due to the issuance by our operating partnership to our sponsor of 350 Series B preferred units for $3.5 million and debt borrowings to fund the acquisition of Runaway Bay Apartments of $10.2 million.

Contractual Commitments

The table below summarizes our contractual obligations as of December 31, 2012 (dollars in thousands):

	Payment due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Principal payments on outstanding debt obligations	$92,413	$213	$1,370	$1,855	$88,975
Interest payments on outstanding debt obligations(a)	29,103	3,814	6,639	6,885	11,765

Total	$121,516	$4,027	$8,009	$8,740	$100,740

(a)	All variable-rate indebtedness assumes a 30-day LIBOR rate of 0.21% as of December 31, 2012.

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

Recent Accounting Pronouncements

In June 2011, the FASB issued an accounting standard classified under FASB ASC Topic 222, “Comprehensive Income”. This accounting standard amends existing guidance to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income by requiring entities to present the total of comprehensive income, the components of net income, and the components of other comprehensive income in either a single continuous statement of comprehensive income or in two separate but consecutive statements. In addition, the entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. In December 2011, the FASB issued an accounting standard that deferred the new presentation requirements about reclassification adjustments. Both of these accounting standards are effective for fiscal years, and interim periods with those years, beginning after December 15, 2011. The adoption of these standards did not have a material effect on our consolidated financial statements.

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

Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. We may be exposed to interest rate changes primarily as a result of long-term debt used to maintain liquidity, fund capital expenditures and expand our real estate investment portfolio and operations. Market fluctuations in real estate financing may affect the availability and cost of funds needed to expand our investment portfolio. In addition, restrictions upon the availability of real estate financing or high interest rates for real estate loans could adversely affect our ability to dispose of real estate in the future. We seek to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. We may use derivative financial instruments to hedge exposures to changes in interest rates on loans secured by our assets. The market risk associated with interest-rate contracts is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken. With regard to variable rate financing, our advisor assesses our interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. Our advisor maintains risk management control systems to monitor interest rate cash flow risk attributable to both our outstanding and forecasted debt obligations as well as our potential offsetting hedge positions. While this hedging strategy is designed to minimize the impact on our net income and funds from operations from changes in interest rates, the overall returns on your investment may be reduced. We currently have limited exposure to financial market risks.

We may also be exposed to credit risk in derivative contracts we may use. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. If the fair value of a derivative contract is positive, the counterparty will owe us, which creates credit risk for us. If the fair value of a derivative contract is negative, we will owe the counterparty and, therefore, do not have credit risk. We seek to minimize the credit risk in derivative instruments by entering into transactions with high-quality counterparties.

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

As of December 31, 2012, our only interest rate sensitive assets or liabilities related to our $92.4 million of indebtedness. As of December 31, 2011, our only interest rate sensitive assets or liabilities related to our $82.2 million of indebtedness. We monitor interest rate risk routinely and seek to minimize the possibility that a change in interest rates would impact the interest incurred and our cash flows. To mitigate such risk, we will use interest rate derivative contracts. As of December 31, 2012 and 2011, we did not have any interest rate derivatives in effect as all of our interest rate sensitive liabilities were fixed rate.

As of December 31, 2012, the fair value of our fixed-rate indebtedness was $95.8 million. The fair value estimate of our fixed rate debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated at December 31, 2012. A 100 basis point increase in market interest rates would decrease the fair value of our fixed-rate indebtedness by $3.8 million. A 100 basis point decrease in market interest rates would increase the fair value of our fixed-rate indebtedness by $4.1 million. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations.

ITEM 8.	Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

OF INDEPENDENCE REALTY TRUST, INC.

(A Maryland Corporation)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Independence Realty Trust, Inc.

We have audited the accompanying consolidated balance sheets of Independence Realty Trust, Inc. (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Independence Realty Trust, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Philadelphia, Pennsylvania

March 13, 2013

Independence Realty Trust, Inc. and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands, except share and per share data)

	As of December 31, 2012	As of December 31, 2011
ASSETS:
Investments in real estate:
Investments in real estate at cost	$153,565	$137,428
Accumulated depreciation	(12,283)	(9,304)

Investments in real estate, net	141,282	128,124
Cash and cash equivalents	2,533	1,107
Restricted cash	1,150	1,072
Accounts receivable and other assets	345	543
Intangible assets, net of accumulated amortization of $79 and $0, respectively	274	0
Deferred costs, net of accumulated amortization of $68 and $15, respectively	613	506

Total Assets	$146,197	$131,352

LIABILITIES AND EQUITY:
Mortgage indebtedness	$92,413	$82,175
Accounts payable and accrued expenses	1,986	1,529
Accrued interest payable	32	0
Dividends payable	499	240
Other liabilities	416	350

Total Liabilities	95,346	84,294
Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized, 125 and 0 shares issued and outstanding, respectively	0	0
Common stock, $0.01 par value; 300,000,000 shares authorized, 345,063 and 20,000 shares issued and outstanding, respectively	3	0
Additional paid-in capital	3,490	200
Retained earnings (accumulated deficit)	(401)	(113)

Total stockholders’ equity	3,092	87
Non-controlling interest	47,759	46,971

Total Equity	50,851	47,058

Total Liabilities and Equity	$146,197	$131,352

The accompanying notes are an integral part of these consolidated financial statements.

Independence Realty Trust, Inc. and Subsidiaries

Consolidated Statements of Operations

(Dollars in thousands, except share and per share information)

	For the Years Ended December 31
	2012	2011	2010
Revenue:
Rental income	$14,849	$7,716	$0
Tenant reimbursement income	818	441	0
Other income	962	511	5

Total revenue	16,629	8,668	5
Expenses:
Property operating expenses	8,066	4,477	0
General and administrative expenses	1,208	575	0
Acquisition expenses	157	488	0
Depreciation and amortization	3,466	1,771	0

Total expenses	12,897	7,311	0

Operating Income	3,732	1,357	5
Interest expense	(3,305)	(1,727)	0

Income (loss) before taxes	427	(370)	5
Income tax provision	0	0	(1)

Net income (loss)	427	(370)	4
Income (loss) allocated to preferred shares	(15)	0	0
Income (loss) allocated to non-controlling interests	(535)	258	0

Net income (loss) allocable to common shares	$(123)	$(112)	$4

Earnings (loss) per share:
Basic	$(0.45)	$(5.60)	$0.20

Diluted	$(0.45)	$(5.60)	$0.20

Weighted-average shares:
Basic	275,384	20,000	20,000

Diluted	275,384	20,000	20,000

Dividends declared per common share	$0.60	$0.30	$0.00

The accompanying notes are an integral part of these consolidated financial statements.

Independence Realty Trust, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(Dollars in thousands)

	For the Years Ended December 31
	2012	2011	2010
Net income (loss)	$427	$(370)	$4

Comprehensive income (loss) before allocation to non-controlling interests	427	(370)	4
Allocation to preferred shares	(15)	0	0
Allocation to non-controlling interests	(535)	258	0

Comprehensive income (loss)	$(123)	$(112)	$4

The accompanying notes are an integral part of these consolidated financial statements.

Independence Realty Trust, Inc. and Subsidiaries

Consolidated Statements of Equity

(Dollars in thousands, except share and per share data)

	Stockholders’ Equity
	Preferred Stock		Common Stock		Additional Paid-In	Retained Earnings (accumulated	Total Stockholder’s	Non-Controlling	Total
	Shares	Amount	Shares	Amount	Capital	deficit)	Equity	Interest	Equity
Balance, January 1, 2010	—	$—	20,000	$0	$200	$1	$201	$2	$203
Net income	—	—	—	—	—	4	4	—	4

Balance, December 31, 2010	—	—	20,000	0	200	5	205	2	207
Net income	—	—	—	—	—	(112)	(112)	(258)	(370)
Distribution to non-controlling interest declared	—	—	—	—	—	—	—	(1,256)	(1,256)
Common dividends declared	—	—	—	—	—	(6)	(6)	—	(6)
Issuance of non-controlling interest	—	—	—	—	—	—	—	48,483	48,483

Balance, December 31, 2011	—	—	20,000	$0	$200	$(113)	$87	$46,971	$47,058
Net income (loss)	—	—	—	—	—	(108)	(108)	535	427
Distribution to non-controlling interest declared	—	—	—	—	—	—	—	(3,247)	(3,247)
Preferred dividends	—	—	—	—	—	(15)	(15)	—	(15)
Common dividends declared	—	—	—	—	—	(165)	(165)	—	(165)
Issuance of preferred shares	125	0	—	—	100	—	100	—	100
Issuance of common shares	—	—	325,063	3	3,190	—	3,193	—	3,193
Issuance of non-controlling interest	—	—	—	—	—	—	—	3,500	3,500

Balance, December 31, 2012	125	$0	345,063	$3	$3,490	$(401)	$3,092	$47,759	$50,851

The accompanying notes are an integral part of these consolidated financial statements.

Independence Realty Trust, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Dollars in thousands)

	For the Years Ended December 31
	2012	2011	2010
Cash flows from operating activities:
Net income (loss)	$427	$(370)	$4
Depreciation and amortization	3,466	1,771	0
Amortization of deferred financing costs	121	15	0
Changes in assets and liabilities:
Accounts Receivable and other assets	240	(333)	0
Accounts payable and accrued expenses	164	1,075	(1)
Other liabilities	66	38	0

Cash flow from operating activities	4,484	2,196	3
Cash flows from investing activities:
Acquisition of real estate properties	(15,781)	(18,244)	0
Capital expenditures	(1,148)	(868)	0
(Increase) decrease in restricted cash	1	324	0

Cash flow from investing activities	(16,928)	(18,788)	0
Financing activities:
Proceeds from issuance of preferred stock	100	0	0
Proceeds from issuance of common stock	3,193	0	0
Proceeds from issuance of non-controlling interests	3,500	1,250	0
Proceeds from mortgage indebtedness	10,238	17,600	0
Proceeds from repayment of short-term notes	0	0	(200)
Issuance of short-term notes	0	0	200
Proceeds from subscriptions	0	0	1,130
Subscriptions payable	0	0	(1,130)
Payments for deferred financing costs	7	(338)	0
Distributions on preferred stock	(15)	0	0
Distributions on common stock	(149)	(5)	0
Distributions to non-controlling interests	(3,004)	(1,017)	0

Net cash from financing activities	13,870	17,490	0

Net change in cash and cash equivalents	1,426	898	3
Cash and cash equivalents at the beginning of the period	1,107	209	206

Cash and cash equivalents at the end of the period	$2,533	$1,107	$209

Supplemental cash flow information:
Cash paid for interest	$3,271	$1,727	$0

The accompanying notes are an integral part of these consolidated financial statements.

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of December 31, 2012

(Dollars in thousands, except share and per share data)

NOTE 1: Organization

Independence Realty Trust, Inc., or the Company, was formed on March 26, 2009 as a Maryland corporation that has elected to be taxed as a real estate investment trust, or REIT, commencing with the taxable year ended December 31, 2011. We are sponsored by RAIT Financial Trust, our sponsor, a publicly traded Maryland REIT whose common shares are listed on the New York Stock Exchange under the symbol “RAS.” As used herein, the terms “we,” “our” and “us” refer to the Company and, as required by context, Independence Realty Operating Partnership, LP, which we refer to as our operating partnership, and their subsidiaries. We currently hold a portfolio of multifamily properties and intend to invest the net proceeds of our ongoing public offering in a diversified portfolio of multifamily properties that have the potential to generate attractive returns. We own substantially all of our assets and conduct our operations through our operating partnership, of which we are the sole general partner.

We sold 20,000 shares of our common stock to Independence Realty Advisors, LLC, our advisor, on April 30, 2009. Our advisor was purchased on January 20, 2011 by a wholly owned subsidiary of our sponsor. Our advisor transferred its 20,000 shares to RAIT NTR Holdings, LLC, or RAIT NTR, an indirect wholly owned subsidiary of our sponsor, on June 18, 2012.

On June 10, 2011, our Registration Statement on Form S-11 (File No. 333-173391) for an offering of a minimum of 250,000 shares and a maximum of 100,000,000 shares of common stock for sale to the public at a price of $10.00 per share (subject to certain discounts) in the primary offering and $9.50 per share pursuant to our distribution reinvestment plan, which we refer to collectively as our offering, was declared effective under the Securities Act of 1933, as amended, or the Securities Act. During the quarter ended March 31, 2012, we satisfied the minimum offering amount of our offering as a result of our sale of 300,000 shares of our common stock for $10.00 per share for total gross proceeds of $3,000 to RAIT NTR. During the year ended December 31, 2012, we sold an additional 25,000 shares in our offering to unaffiliated investors. We intend to invest the net proceeds of our ongoing public offering in a diversified portfolio of multifamily properties with strong and stable cash flows that have the potential to generate attractive distributions for our investors, with a primary focus on core and stabilized multifamily properties that are well leased and produce predictable income.

In order to facilitate our qualification as a REIT, on January 4, 2012, we issued and sold 125 shares of our 12.5% Series A Cumulative Non-Voting Preferred Stock to 125 accredited investors who are not affiliated with us.

Subject to certain restrictions and limitations, our business is externally managed on a day-to-day basis by our advisor, a wholly owned subsidiary of our sponsor, pursuant to an advisory agreement between us and our advisor. Our advisor conducts our operations and manages our portfolio of real estate investments. We have no paid employees.

We have retained Independence Realty Securities, LLC, or our dealer manager, a wholly owned subsidiary of our sponsor, to serve as our dealer manager for our offering and assume responsibility for marketing our common shares. Because our advisor and our dealer manager are indirectly owned and controlled by our sponsor, they are affiliated with us and are considered related parties. Our advisor and our dealer manager receive compensation and fees for services related to our offering and for the investment and management of our assets. The compensation levels during our offering, acquisition and operational stages are based on percentages of offering proceeds, the cost of properties acquired and the annual revenue earned from such properties, respectively.

As of December 31, 2012, we owned eight multifamily properties with 2,004 units located in six states.

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

As of December 31, 2012

(Dollars in thousands, except share and per share data)

d. Organization and Offering Costs

We have incurred and expect to incur additional accounting and offering costs in connection with our offering. The offering and organization costs, which are primarily being incurred by our advisor, are expected to be paid or reimbursed by us with offering proceeds.

Our advisor has advanced or reimbursed, and may continue to advance or reimburse, all the organization and offering costs incurred on our behalf. We will reimburse our advisor up to 1.0% of gross offering proceeds. As of December 31, 2012, our offering proceeds were $3,225. Organization and offering costs include items such as legal and accounting fees, marketing, promotional and printing costs. All organizational cost will be expensed when incurred. All offering costs will be recorded as a reduction of additional paid-in-capital when incurred. Our advisor has incurred $4,190 of organization and offering costs from our date of inception through December 31, 2012, of which $32 have been reimbursed to our advisor.

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

As of December 31, 2012

(Dollars in thousands, except share and per share data)

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

h. Deferred Costs

We capitalize initial direct costs in accordance with FASB ASC Topic 310, “Receivables”. Costs incurred in connection with the execution of the loan or lease are capitalized and amortized over the initial term of the corresponding loan or lease. Deferred loan costs are amortized to interest expense over the term of the loan. Deferred leasing costs are amortized to amortization expense over the initial term of the lease.

i. Income Taxes

We have elected to be taxed as a REIT beginning with the taxable year ended December 31, 2011. Accordingly, we recorded no income tax expense for the years ended December 31, 2012 and 2011.

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

j. Earnings Per Share

Earnings per share is computed in accordance with FASB ASC Topic 260, “Earnings per Share”, by dividing the net income by the weighted average number of common shares outstanding during the respective period. Earnings per share excludes 5,274,900 limited partnership units that are convertible into common stock as their effect would be anti-dilutive for the years ended December 31, 2012 and 2011.

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

                In June 2011, the FASB issued an accounting standard classified under FASB ASC Topic 222, “Comprehensive Income”. This accounting standard amends existing guidance to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income by requiring entities to present the total of comprehensive income, the components of net income, and the components of other comprehensive income in either a single continuous statement of comprehensive income or in two separate but consecutive statements. In addition, the entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. In December 2011, the FASB issued an accounting standard that deferred the new presentation requirements about reclassification adjustments. Both of these accounting standards are effective for fiscal years, and interim periods with those years, beginning after December 15, 2011. The adoption of these standards did not have a material effect on our consolidated financial statements.

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of December 31, 2012

(Dollars in thousands, except share and per share data)

NOTE 3: Investments in Real Estate

As of December 31, 2012, our investments in real estate consisted of eight multifamily real estate properties with 2,004 units. The table below summarizes our investments in real estate:

	2012	2011
Land	$30,168	27,089
Building	121,390	109,072
Furniture, fixtures and equipment	2,007	1,267

Total investment in real estate	153,565	137,428
Accumulated depreciation	(12,283)	(9,304)

Investments in real estate, net	$141,282	128,124

Acquisitions

On April 29, 2011, we, through our operating partnership, acquired six multifamily properties, which we refer to as the initial portfolio, from six wholly-owned subsidiaries of our sponsor. The contribution value of the initial portfolio was $103,790. In connection with the acquisition of the initial portfolio, our operating partnership assumed $64,575 of mortgage indebtedness and issued $39,215 of limited partnership interests, or 3,921,500 limited partner units, to our sponsor. In addition, our sponsor purchased an additional 125,000 limited partner units for $1,250 in cash on April 29, 2011. Because we were wholly owned by our sponsor and under common control as of the date of purchase, the assets and liabilities of the initial portfolio were recorded at our sponsor’s carrying amount, or book value, at the time of contribution, pursuant to Staff Accounting Bulletin Topic 5G and ASC 805-50-30-5.

On December 16, 2011, we entered into a purchase and sale agreement with a wholly owned subsidiary of our sponsor, pursuant to which we purchased a 320-unit multi-family property, which we refer to as Centrepoint Apartments, located in Tucson, Arizona from our sponsor for a purchase price of $29,500. We obtained a $17,600 first mortgage on Centrepoint Apartments and issued $12,282 of limited partnership interests, or 12,282,000 limited partnership units, in our operating partnership. Because we were wholly owned by our sponsor as of the date of purchase, the assets and liabilities of the property were recorded at our sponsor’s carrying amount at the time of acquisition, pursuant to Staff Accounting Bulletin Topic 5G and ASC 805-50-30-5.

On October 11, 2012, we acquired a fee simple interest in a 192-unit multifamily residential community located in Indianapolis, Indiana, known as Runaway Bay Apartments. We acquired the property through a wholly owned subsidiary of our operating partnership, from an unaffiliated third party, 2030 Runaway Bay Drive Holdings, LLC. We acquired the property for an aggregate purchase price of $15,750 exclusive of closing costs. We paid the purchase price with a combination of a $10,238 first mortgage loan and $5,512 in cash.

The following table summarizes the aggregate carrying value of the assets and liabilities associated with the properties acquired during the year ended December 31, 2012, on the respective date of each acquisition, for the real estate accounted for under FASB ASC Topic 805.

Description	Carrying Amount
Assets acquired:
Investments in real estate	$15,397
Intangible asset	353
Liabilities assumed:
Mortgage indebtedness	(10,238)

Carrying amount of net assets acquired	$5,512

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

Description	For the Year Ended December 31, 2012	For the Year Ended December 31, 2011
Total revenue, as reported	$16,629	$8,668
Pro forma revenue	18,308	17,675
Net income (loss) allocable to common shares, as reported	(123)	(112)
Pro forma net income (loss) allocable to common shares	(66)	(55)

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of December 31, 2012

(Dollars in thousands, except share and per share data)

NOTE 4: Mortgage Indebtedness

Each of our properties is encumbered by a first mortgage. A summary of each mortgage, as of December 31, 2012, is as follows:

Property	Outstanding Principal	Current Interest Rate	Maturity Date	Interest Terms
Crestmont Apartments	$6,750	5.7%	May 1, 2021	Fixed rate. Interest only payments are due monthly. Beginning May 1, 2013, principal and interest payments are required based on a 30-year amortization schedule

Cumberland Glen Apartments	6,900	5.7	May 1, 2021	Fixed rate. Interest only payments are due monthly. Beginning May 1, 2013, principal and interest payments are required based on a 30-year amortization schedule

Copper Mill Apartments	7,350	5.7	May 1, 2021	Fixed rate. Interest only payments are due monthly. Beginning May 1, 2013, principal and interest payments are required based on a 30-year amortization schedule

Heritage Trace Apartments	5,500	5.7	May 1, 2021	Fixed rate. Interest only payments are due monthly. Beginning May 1, 2013, principal and interest payments are required based on a 30-year amortization schedule

Belle Creek Apartments	10,575	2.5	April 28, 2021	Fixed rate of interest at 2.5% for the first two years with a floating rate thereafter at 225 basis points over 30-day LIBOR. Interest only

Tresa at Arrowhead	27,500	2.5	April 28, 2021	Fixed rate of interest at 2.5% for the first two years with a floating rate thereafter at 225 basis points over 30-day LIBOR. Interest only

Runaway Bay Apartments	10,238	3.6	November 1, 2022	Fixed Rate. Interest only payments are due monthly. Beginning December 1, 2013, principal and interest payments are required based on a 30-year amortization schedule

Centrepoint Apartments	17,600	3.7	January 1, 2019	Fixed rate. Interest only payments are due monthly. Beginning February 1, 2015, principal and interest payments are required based on a 30-year amortization schedule

Total /Weighted-Average	$92,413	3.8%

As of December 31, 2012 our sponsor holds $38,075 of our debt while $54,338 is held by third parties. From April 29, 2011 to September 16, 2011 our sponsor held $64,575 of our debt. On September 16, 2011 $26,500 of this debt was sold to third parties. For the years ended December 31, 2012 and 2011 we paid $968 and $1,347 of interest to our sponsor, respectively.

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of December 31, 2012

(Dollars in thousands, except share and per share data)

Maturity of Indebtedness

The following table displays the principal repayments on of our indebtedness by year:

2013	$213
2014	527
2015	843
2016	905
2017	950
Thereafter	88,975

Total	$92,413

As of December 31, 2012, the fair value of our fixed-rate indebtedness was $95,827. The fair value estimate of our fixed rate debt was estimated using a discounted cash flow analysis utilizing interest rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated at December 31, 2012.

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

On August 9, 2012, our board of directors authorized and declared distributions on our Series A Preferred Stock for the period beginning on July 1, 2012, and ending on December 31, 2012. The distributions are payable to the holders of the Series A Preferred Stock of record at a rate of $0.34722222 per day, which is an amount that is equivalent to a 12.5% annualized distribution rate based on a share price of $1,000. The distributions were paid in cash on December 31, 2012, pursuant to the requirements of our charter.

On February 28, 2013, our board of directors authorized and declared distributions on our Series A Preferred Stock for the period beginning on January 1, 2013, and ending on June 30, 2013. The distributions are payable to the holders of the Series A Preferred Stock of record at a rate of $0.34153005 per day, which is an amount that is equivalent to a 12.5% annualized distribution rate based on a share price of $1,000. The distributions will be aggregated and paid in cash on June 30, 2013, pursuant to the requirements of our charter.

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

On November 5, 2012, our board of directors authorized and declared distributions on our common stock for the months of October, November and December 2012. The distributions were paid to the holders of our common stock of record at a rate of $0.00163934 per share per day, for a total of $50 for the three months ended December 31, 2012.

On February 28, 2013, our board of directors authorized and declared distributions on our common stock for the months of January through June 2013. For the months of January through March 2013, the distributions will be payable to the holders of our common stock at a rate of $0.00163934 per share per day, which is an amount that is equivalent to a 6.0% annualized distribution rate based on a share price of $10.00. For the months of April through June 2013, our board of directors authorized and declared distributions on our common stock at a rate of $0.00171233 per share per day, which is an amount that is equivalent to a 6.25% annualized distribution rate based on a share price of $10.00. The distributions for each month will be aggregated and paid on or before the fifteenth day following the completion of each respective month. All distributions will be paid in cash or reinvested in stock for those participating in our distribution reinvestment plan.

During 2012, we issued 25,063 shares of our common stock to unaffiliated third parties and generated net proceeds of $225. We issued 300,000 shares of our common stock to an affiliate of our sponsor and generated net proceeds of $3,000.

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of December 31, 2012

(Dollars in thousands, except share and per share data)

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

On November 5, 2012, our board of directors, in our capacity as the general partner of the operating partnership, authorized and declared distributions on our operating partnership’s common partnership units for the months of October, November and December 2012. The distributions were paid to the holders of our common operating partnership units holders of record at a rate of $0.00163934 per share per day for a total of $796 for the three months ended December 31, 2012.

On November 5, 2012, our board of directors, in our capacity as the general partner of the operating partnership, authorized and declared distributions on our operating partnership’s Series B Preferred Units for the period from October 11, 2012 through December 31, 2012. The distributions were paid to holders of our Series B Preferred Units of record at a rate of $2.78 per unit per day for a total of $79 for the three months ended December 31, 2012.

On February 28, 2013, our board of directors, in our capacity as the general partner of the operating partnership, authorized and declared distributions on our operating partnership’s common partnership units for the months of January through June 2013. For the months of January through March 2013, the distributions will be payable to the holders of our common operating partnership units at a rate of $0.00163934 per unit per day, which is an amount that is equivalent to a 6.0% annualized distribution rate based on a unit price of $10.00. For the months of April through June 2013, our board of directors authorized and declared distributions on our operating partnership’s common units at a rate of $0.00171233 per share per day, which is an amount that is equivalent to a 6.25% annualized distribution rate based on a unit price of $10.00. The distributions for each month will be aggregated and paid on or before the fifteenth day following the completion of each respective month.

On February 28, 2013, our board of directors, in our capacity as the general partner of the operating partnership, authorized and declared distributions on our operating partnership’s Series B Preferred Units for the period of January, February and March 2013. The distributions will paid to holders of our Series B Preferred Units of record at a rate of $2.78 per unit per day.

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

As of December 31, 2012

(Dollars in thousands, except share and per share data)

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

•

We pay to our advisor an asset management fee that is payable quarterly in an amount equal to 0.1875% of the average invested assets as of the last day of the quarter, which equates to an annualized rate of 0.75% per annum. Average invested assets means the average of the aggregate book value of our assets invested in interests in, and loans secured by, real estate before reserves for depreciation or bad debt or other similar non-cash reserves. As part of the acquisition of our initial portfolio of six properties, our advisor agreed to waive any asset management fees on the initial portfolio for the first two years of our ownership. For the years ended December 31, 2012, 2011 and 2010, we paid $240, $9 and $0 of asset management fees to our advisor respectively.

•

If our advisor provides services in connection with the financing of any third party debt that we obtain, we will pay the advisor a financing coordination fee equal to 1.0% of the amount available and/or outstanding under such financing, subject to certain limitations. We do not pay financing coordination fees in connection with debt provided by our sponsor. The services our advisor may perform include, without limitation, searching for lenders in connection with a proposed refinancing and negotiating the terms of any proposed refinancing with such lenders. Our advisor may reallow some or all of this fee to reimburse third parties that it retains to procure any such refinancing. For the year ended December 31, 2012, we paid $102 of financing coordination fees to our advisor. For the years ended December 31, 2011 and 2010 we did not pay any financing coordination fees to our advisor.

•

We may pay our advisor a disposition fee upon the sale of one or more of our properties in an amount equal to the lesser of (a) one-half of the commission that would be reasonable, customary and competitive in light of the size, type and location of the asset or (b) 1% of the sale price of the asset. Payment of such fee may be made only if the advisor provides a substantial amount of services in connection with the sale of the asset. In addition, the amount paid when added to all other commissions paid to unaffiliated parties in connection with such sale shall not exceed the lesser of the commission that would be reasonable, customary and competitive in light of the size, type and location of the asset or an amount equal to 6% of the sale price of such asset. For the years ended December 31, 2012, 2011 and 2010, we did not pay any disposition fees to our advisor.

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

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of December 31, 2012

(Dollars in thousands, except share and per share data)

•

We may reimburse our advisor for certain costs it incurs in connection with the services it provides to us including, but not limited to: (i) organization and offering costs in an amount up to 1% of gross offering proceeds, which include actual legal, accounting, printing and expenses attributable to preparing the SEC registration statement, qualification of the shares for sale in the states and filing fees incurred by the advisor, as well as reimbursements for salaries and direct expenses of its employees, including, without limitation, employee benefits, while engaged in registering the shares and other organization costs, other than selling commissions and the dealer manager fee; (ii) advertising expenses, expense reimbursements, and legal and accounting fees; (iii) the actual cost of goods and materials used by us and obtained from entities not affiliated with the advisor; (iv) administrative services (including personnel costs; provided, however, that no reimbursement shall be made for costs of personnel to the extent that such personnel perform services in transactions for which the advisor receives a separate fee); and (v) rent, leasehold improvement costs, utilities or other administrative items generally constituting our advisor’s overhead. We will not reimburse the advisor for any services for which we will pay the advisor a separate fee. For the year ended December 31, 2012, our advisor incurred $657 of these expenses. During the year ended December 31, 2012, we reimbursed our advisor for $32 of these expenses. For the years ended December 31, 2011 and 2010 we did not reimburse our advisor for any of these expenses.

•

We reimburse our advisor for expenses it incurs in connection with our purchase of an asset. The acquisition fees and expenses for any particular asset, including amounts payable to affiliates, will not exceed, in the aggregate, 6% of the contract purchase price (including any mortgage assumed) of the asset. Our advisor will be paid acquisition expenses and we will reimburse our advisor for acquisition expenses only to the extent that acquisition fees and acquisition expenses collectively do not exceed 6% of the contract price of our assets. For the years ended December 31, 2012, 2011 and 2010, we did not reimburse our advisor for any acquisition expenses.

Our advisory agreement has a one-year term, subject to an unlimited number of successive one-year renewals upon mutual consent of the parties. We may terminate the advisory agreement without penalty upon 60 days’ written notice. If we terminate the advisory agreement, we will pay our advisor all unpaid advances for operating expenses and all earned but unpaid fees. Effective April 7, 2012, our advisory agreement was renewed for a one-year term through April 7, 2013. On February 28, 2013, our advisory agreement was renewed effective April 7, 2013 for a one-year term through April 7, 2014.

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of December 31, 2012

(Dollars in thousands, except share and per share data)

Selling Commissions and Fees Paid to our Dealer Manager

The dealer manager for our public offering of common stock is Independence Realty Securities, LLC, an indirect wholly owned subsidiary of our sponsor. Our dealer manager is a licensed broker-dealer registered with FINRA. Our dealer manager is entitled to certain selling commissions, dealer manager fees and reimbursements relating to raising capital. Our dealer manager agreement with our dealer manager provides for the following compensation:

•

We pay our dealer manager selling commissions of up to 7.0% of the gross proceeds from our public offering. Our dealer manager intends to reallow all or a portion of commissions earned for those transactions that involve participating broker-dealers. For the years ended December 31, 2012, 2011 and 2010, we did not pay any commissions to our dealer manager.

•

We pay our dealer manager a dealer manager fee of 3.0% of the gross proceeds from our public offering. Our dealer manager, in its sole discretion, may reallow a portion of its dealer manager fee of up to 1.5% of the gross offering proceeds to be paid to such participating broker-dealers. For the year ended December 31, 2012, we paid $7 of dealer manager fees to our dealer manager. For the years ended December 31, 2011 and 2010 we did not pay any dealer manager fees to our dealer manager.

•

We may reimburse our dealer manager for its reasonable bona fide due diligence expenses and reimburse it for reimbursements it may make to broker-dealers for reasonable bona fide due diligence expenses which are included in a detailed and itemized invoice. Reimbursement of these amounts, combined with the reimbursement of all other organizational and offering costs, shall not exceed 15% of the gross proceeds raised in our public offering. For the years December 31, 2012, 2011 and 2010, our dealer manager incurred $0 of reimbursable due diligence expenses.

Property Management Fees Paid to Our Property Manager

We have entered into property management agreements with Jupiter Communities, LLC, or our property manager, which is majority owned by our sponsor, with respect to each of our properties. Pursuant to the property management agreements, we pay our property manager property management and leasing fees on a monthly basis of an amount up to 4.0% of the gross revenues from the property for each month. Additionally, we may pay our property manager a separate fee for the one-time initial rent-up or leasing-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s length transactions by others rendering similar services in the same geographic area for similar properties as determined by a survey of brokers and agents in such area. Each management agreement has an initial one year term, subject to automatic one-year renewals unless either party gives prior notice of its desire to terminate the management agreement. For the years ended December 31, 2012, 2011 and 2010, we paid $655, $339 and $0 of property management and leasing fees to our property manager, respectively.

Equity transactions

During the year ended December 31, 2012, we sold 300,000 shares of our common stock for $10.00 per share for total gross proceeds of $3,000 to RAIT NTR. Our dealer manager did not charge any sales commissions on sales of shares to our sponsor, through RAIT NTR.

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

NOTE 8: Quarterly Financial Data (Unaudited)

The following table summarizes our quarterly financial data which, in the opinion of management, reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of our results of operations:

	For the Three-Month Periods Ended
	March 31	June 30	September 30	December 31
2012:
Total revenue	$3,990	$4,086	$4,041	$4,512
Net income (loss)	153	239	(14)	49
Net income (loss) allocable to common shares	(26)	(14)	(28)	(55)
Total earnings (loss) per share—Basic (a)	$(0.21)	$(0.04)	$(0.09)	$(0.19)
Total earnings (loss) per share—Diluted (a)	$(0.21)	$(0.04)	$(0.09)	$(0.19)
2011:
Total revenue	$—	$2,174	$3,222	$3,272
Net income (loss)	(63)	(189)	(65)	(53)
Net income (loss) allocable to common shares	(63)	27	(48)	(28)
Total earnings (loss) per share—Basic (a)	$(3.16)	$1.35	$(2.40)	$(1.40)
Total earnings (loss) per share—Diluted (a)	$(3.16)	$1.35	$(2.40)	$(1.40)

(a)	The summation of quarterly per share amounts do not equal the full year amounts.

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of December 31, 2012

(Dollars in thousands, except share and per share data)

NOTE 9: SEGMENT REPORTING

Segments

We have identified one operating segment and have determined that it is one reportable segment. As a group, our executive officers act as the Chief Operating Decision Maker (“CODM”). The CODM reviews operating results to make decisions about all investments and resources and to assess performance for the entire company. Our portfolio consists of one reportable segment, investments in real estate through the mechanism of lending and/or ownership. The CODM manages and reviews our operations as one unit. Resources are allocated without regard to the underlying structure of any investment, but rather after evaluating such economic characteristics as returns on investment, leverage ratios, current portfolio mix, degrees of risk, income tax consequences and opportunities for growth. We have no single customer that accounts for 10% or more of revenue.

Independence Realty Trust

Schedule III

Real Estate and Accumulated Depreciation

As of December 31, 2012

(Dollars in thousands)

			Initial Cost		Cost of Improvements, net of Retirements		Gross Carrying Amount		Accumulated Depreciation- Building	Encumbrances (Unpaid Principal)	Year of Acquisition	Life of Depreciation
Property Name	Description	Location	Land	Building	Land	Building	Land(a)	Building(a)
Crestmont	Multifamily	Marietta, GA	$3,254	$13,044	$—	$140	$3,254	$13,184	$1,776	$(6,750)	2011	40
Copper Mill	Multifamily	Austin, TX	3,472	13,958	—	233	3,472	14,191	1,927	(7,350)	2011	40
Cumberland	Multifamily	Smyrna, GA	3,100	13,166	—	157	3,100	13,323	1,807	(6,900)	2011	40
Heritage Trace	Multifamily	Newport News, VA	2,673	10,761	—	249	2,673	11,010	1,489	(5,500)	2011	40
Belle Creek Apartments	Multifamily	Henderson, CO	1,890	7,596	—	239	1,890	7,835	893	(10,575)	2011	40
Runaway Bay	Multifamily	Indianapolis, IN	3,079	12,318	—	6	3,079	12,324	53	(10,238)	2012	40
Tresa at Arrowhead	Multifamily	Phoenix, AZ	7,080	28,500	—	221	7,080	28,721	2,675	(27,500)	2011	40
Centrepoint Apartments	Multifamily	Tucson, AZ	5,620	22,720	—	89	5,620	22,809	1,663	(17,600)	2011	40

			$30,168	$122,063	$—	$1,334	$30,168	$123,397	$12,283	$(92,413)

(a)	The aggregate cost basis for federal income tax purposes of our investments in real estate approximates the carrying amount at December 31, 2012.

Investments in Real Estate	For the Year Ended December 31, 2012	For the Year Ended December 31, 2011
Balance, beginning of period	$137,428	$0
Additions during period:
Acquisitions	15,397	136,834
Improvements to land and building	1,148	868
Deductions during period:
Dispositions of real estate	(408)	(274)
Deconsolidation of real estate	0	0

Balance, end of period:	$153,565	$137,428

Accumulated Depreciation	For the Year Ended December 31, 2012	For the Year Ended December 31, 2011
Balance, beginning of period	$9,304	$0
Depreciation expense	3,387	1,771
Dispositions of real estate	(408)	(274)
Balances at acquisition(a)	0	7,807

Balance, end of period:	$12,283	$9,304

(a)	Assets and liabilities were recorded at our sponsor’s carrying amount pursuant to Staff Accounting Bulletin Topic 5G and ASC 805-50-30-5.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

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

Under the supervision of our chief executive officer and chief financial officer, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management believes that, as of December 31, 2012, our internal control over financial reporting is effective.

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

Name	Age	Position and Office
Scott F. Schaeffer	50	Chairman of the Board of Directors, Chief Executive Officer and President
R. Martel Day	63	Executive Vice President
James J. Sebra	37	Chief Financial Officer and Treasurer
William C. Dunkelberg	70	Independent Director
Robert F. McCadden	55	Independent Director
DeForest B. Soaries, Jr.	61	Independent Director

Scott F. Schaeffer has served as our chief executive officer and president since February 2013 and as chairman of the board since January 2011. Since October 2011, Mr. Schaeffer has also served as the chairman of the board of Independence Mortgage Trust, Inc., a non-listed public REIT which is focused on investments in commercial real estate loans and is sponsored by RAIT Financial Trust, the Company’s sponsor. He has also served as the chief executive officer of RAIT Financial Trust since February 2009, its president since February 2008, its chairman since December 2010, its chief operating officer from February 2008 to February 2009, its co-president and co-chief operating officer from December 2006 to February 2008 and its president and chief operating officer from September 2000 to December 2006. Mr. Schaeffer served as the vice chairman of the board of directors of Resource America, Inc., a specialty finance company, from 1998 to 2000, the executive vice president of Resource America from 1997 to 1998, and a senior vice president of Resource America from 1995 to 1997. Mr. Schaeffer also served as President of Resource Properties, Inc., a wholly owned real estate subsidiary of Resource America, from 1992 to 2000. Mr. Schaeffer served as a director of Resource America until October 2002. He is uniquely capable of committing our sponsor’s resources to help us identify, acquire and finance investments in multifamily properties. Mr. Schaeffer holds a Bachelor of Science in Commerce from Rider University in Lawrenceville, New Jersey.

R. Martel Day has served as our executive vice president since July 2009. Mr. Day has served as the chief executive officer of our dealer manager since January 2013 and president of our dealer manager from July 2009 to January 2013. From 1984 until joining our dealer manager in July 2009, Mr. Day enjoyed an extensive career with the Inland Group of Companies, or Inland. From 1984 until December 1991, he served as a regional representative of Inland. In January 1992, Mr. Day was promoted to regional vice president of Inland and served in such position until December 1997. In January 1998, he was promoted to senior vice president—national sales and marketing at Inland and served in such position until December 2004. In January 2005, Mr. Day was promoted to executive vice president—director of business development of Inland and served in such position until June 2009. He is also a member of the board of trustees, president of the Investment Program Association, a member of the Financial Planning Association and a member of the National Association of Real Estate Investment Trusts, or NAREIT. Mr. Day holds General Securities Principal, General Securities and Registered Investment Advisor licenses with FINRA. Mr. Day also holds a Bachelor of Science in Engineering Science from the Georgia Institute of Technology in Atlanta.

James J. Sebra has served as our chief financial officer since May 2012, our treasurer since January 2011 and as the senior vice president-finance and chief accounting officer of our sponsor since May 2007. Since October 2011, Mr. Sebra has also served as the chief financial officer and treasurer of Independence Mortgage Trust, Inc, a non-listed public REIT which is focused on investments in commercial real estate loans and is sponsored by our sponsor. Mr. Sebra joined our sponsor in connection with our sponsor’s acquisition of Taberna Realty Finance Trust, or Taberna, and served as Taberna’s vice president and chief accounting officer from June 2005 until its acquisition on December 11, 2006. Prior to joining Taberna, Mr. Sebra served as the controller of Brandywine Realty Trust, a publicly held REIT, from 2004 to 2005. From 1998 to 2004, Mr. Sebra worked with Arthur Andersen LLP and KPMG LLP, public accounting firms, serving a variety of publicly held and privately held real estate companies and professional service firms. Mr. Sebra holds a Bachelor of Science in Accounting from Saint Joseph’s University in Philadelphia and a Masters of Business Administration from Villanova University in Philadelphia.

William C. Dunkelberg, Ph.D. has served as one of our independent directors since February 2011. Dr. Dunkelberg has served as the chairman of the board of directors since July 2005 and member of the audit committee since 2003 of Liberty Bell Bank, a publicly-traded commercial bank chartered in New Jersey. He served as Professor of Economics in the College of Liberal Arts at Temple University in Philadelphia, Pennsylvania from 1987 to 2012, where he previously served as Dean of the School of Business and Management from 1987 to 1994. He has served as chief economist for the National Federation of Independent Business, a nonprofit industry association representing small and independent businesses, since 1973. Dr. Dunkelberg was a consultant to the National Federation of Independent Business from 1970 until he accepted the position as chief economist. He has served as Economic Strategist for Boenning & Scattergood, an independent investment banking firm, since April 2009. He co-founded Wireless Energy Solutions, a private company, in July 2009, and continues to serve on its board of directors. He previously served as a member of the board of directors of NCO Group, Inc., a public provider of business process outsourcing solutions, from 2000 until the company was sold in November 2006. Dr. Dunkelberg holds a Bachelor of Arts, a Master of Economics and a Doctor of Philosophy in Economics, each from the University of Michigan in Ann Arbor. Dr. Dunkelberg was selected to serve on our board of directors primarily because of his expertise in economics and banking and his experience as a director of both public and private companies.

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

Code of Ethics

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

Waivers to the code of ethics may only be granted by unanimous written consent of our independent directors. In the event that the independent directors grant any waivers of the elements listed above to any of our officers, we expect to announce the waiver within five business days on the corporate governance section on our corporate website. We intend to satisfy any disclosure requirement under Item 10 of Form 8-K regarding any amendment to, or waiver from, a provision of the code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and that relates to any of the elements listed above by posting such information on our website. The information on our website is not incorporated by reference into this Annual Report on Form 10-K.

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

Our executive officers do not receive any cash compensation from us for their services as our executive officers. We may compensate our executive officers with restricted or unrestricted shares of our common stock in accordance with our long term incentive plan. Our board of directors (including a majority of our independent directors) will determine if and when any of our executive officers will receive restricted or unrestricted shares of our common stock. Our board of directors has not made any such determination as of the date of the filing of this annual report with the SEC.

Compensation of Directors

If a director is also one of our executive officers, we do not pay any compensation to that person for services rendered as a director. Our director compensation is designed with the goals of attracting and retaining highly qualified individuals to serve as independent directors and to fairly compensate them for their time and efforts. We pay each of our independent directors an annual fee of $30,000 and are responsible for reimbursement of their out-of-pocket expenses, as incurred. Our audit committee chairperson receives an additional annual fee of $10,000. We also intend to issue to each of our independent directors 3,000 shares of our common stock annually pursuant to our independent directors compensation plan, which operates as a sub-plan of our long term incentive plan described below; provided, however, that our independent directors will not receive their initial stock grant until we raise at least $2,500,000 in our public offering from unaffiliated persons. An independent director is also entitled to receive his or her annual fee in the form of our common shares or a combination of common shares and cash.

The following table summarizes compensation earned or paid to the directors during 2012:

	Fees Earned or Paid in Cash	All Other Compensation	Total
William C. Dunkelberg	$30,000	$—	$30,000
Robert F. McCadden	$40,000	$—	$40,000
DeForest B. Soaries, Jr.	$30,000	$—	$30,000
Scott F. Schaeffer(a)	$—	$—	$—
Jack E. Salmon(a)(b)	$—	$—	$—

(a)	Directors who are also executive officers do not receive compensation for services rendered as a director.
(b)	Mr. Salmon resigned as our director and executive officer effective February 8, 2013.

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

Equity Compensation Plan Information

The following table provides information about our common stock that may be issued under our long term incentive plan as of December 31, 2012.

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

Security Ownership of Certain Beneficial Owners and Management

The following table provides, as of March 8, 2013, information regarding the number and percentage of shares of our common stock beneficially owned by each director, each executive officer, all directors and executive officers as a group and any person known to us to be the beneficial owner of more than 5% of our outstanding shares. As of March 8, 2013, 345,258 shares of common stock were outstanding, which were held by seven stockholders of record. Beneficial ownership includes outstanding shares and shares which are not outstanding, but that any person has the right to acquire within 60 days. However, any such shares which are not outstanding are not deemed to be outstanding for the purpose of computing the percentage of outstanding shares beneficially owned by any other person. Except as otherwise provided, the person named in the table has sole voting and investing power with respect to all shares beneficially owned by him.

Beneficial Owner	Number of Shares Beneficially Owned	Percent of Class

Common Stock
Directors and Executive Officers:
Scott F. Schaeffer	—	—
R. Martel Day	—	—
James J. Sebra	—	—
William C. Dunkelberg	—	—
Robert F. McCadden	—	—
DeForest B. Soaries, Jr.	—	—
All directors and officers as a group	—	—
5% Stockholders:
RAIT Financial Trust(1)	320,000	92.7%

(1)

The beneficial owner’s address is Cira Centre, 2929 Arch Street, 17th Floor, Philadelphia, Pennsylvania 19104. As of March 8, 2013, RAIT Financial Trust, our sponsor, indirectly owned 100% of RAIT NTR Holdings, LLC, which directly owned 320,000 shares of our common stock. Thus, RAIT Financial Trust had the power to direct how RAIT NTR Holdings, LLC votes its shares of common stock and is considered to beneficially own such shares.

Changes in Control

We are currently offering a maximum of $1,095,000,000, in shares of our common stock in a public offering. In the event our sponsor no longer holds a majority of the outstanding shares of our common stock as a result of this offering, that may result in a change of control of us.

ITEM 13.	Certain Relationships and Related Transactions and Director Independence

Certain Relationships and Related-Party Transactions

The following describes all transactions during the year ended December 31, 2012 and currently proposed transactions where the amount involved exceeded $120,000 involving us, our directors, our executive officers, any members of our directors’ and officer’s immediate family, our advisor, our sponsor and any affiliate thereof. Our independent directors, are specifically charged with the duty to examine and have examined, the fairness of such transactions and have determined that all such transactions are fair and reasonable to us.

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

Our Relationships with our Advisor and our Sponsor

Duties of Our Advisor. Under the terms of our advisory agreement, our advisor has responsibility for our day-to-day operations. Many of the services to be performed by the advisor in managing our day-to-day activities are summarized below. This summary is provided to illustrate the material functions that the advisor will perform for us as our advisor, and it is not intended to include all of the services that may be provided to us by the advisor or by third parties. Under the terms of the advisory agreement, the advisor undertakes to use its best efforts to present to us investment opportunities consistent with our investment policies and objectives as adopted by our board of directors. In its performance of this undertaking, the advisor, either directly or indirectly by engaging an affiliate or third party, will, subject to the authority of the board of directors:

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

•

We pay to our advisor an asset management fee that is payable quarterly in an amount equal to 0.1875% of the average invested assets as of the last day of the quarter, which equates to an annualized rate of 0.75% per annum. Average invested assets means the average of the aggregate book value of our assets invested in interests in, and loans secured by, real estate before reserves for depreciation or bad debt or other similar non-cash reserves. As part of the acquisition of our initial portfolio, our advisor agreed to waive any asset management fees on the initial portfolio for the first two years of our ownership. For the year ended December 31, 2012, we paid $239,424 of asset management fees to our advisor.

•

If our advisor provides services in connection with the financing of any debt that we obtain, we will pay the advisor a financing coordination fee equal to 1.0% of the amount available and/or outstanding under such financing, subject to certain limitations. We do not pay financing coordination fees in connection with debt provided by our sponsor. The services our advisor may perform include, without limitation, searching for lenders in connection with a proposed refinancing and negotiating the terms of any proposed refinancing with such lenders. Our advisor may reallow some or all of this fee to reimburse third parties that it retains to procure any such refinancing. For the year ended December 31, 2012, we paid $102,238 of financing coordination fees to our advisor.

•

We may pay our advisor a disposition fee upon the sale of one or more of our properties in an amount equal to the lesser of (a) one-half of the commission that would be reasonable, customary and competitive in light of the size, type and location of the asset or (b) 1% of the sale price of the asset. Payment of such fee may be made only if the advisor provides a substantial amount of services in connection with the sale of the asset. In addition, the amount paid when added to all other commissions paid to unaffiliated parties in connection with such sale shall not exceed the lesser of the commission that would be reasonable, customary and competitive in light of the size, type and location of the asset or an amount equal to 6% of the sale price of such asset. For the year ended December 31, 2012, we did not pay any disposition fees to our advisor.

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

•

We may reimburse our advisor for certain costs it incurs in connection with the services it provides to us including, but not limited to: (i) organization and offering costs in an amount up to 1.0% of gross offering proceeds, which include actual legal, accounting, printing and expenses attributable to preparing the SEC registration statement, qualification of the shares for sale in the states and filing fees incurred by the advisor, as well as reimbursements for salaries and direct expenses of its employees, including, without limitation, employee benefits, while engaged in registering the shares and other organization costs, other than selling commissions and the dealer manager fee; (ii) advertising expenses, expense reimbursements, and legal and accounting fees; (iii) the actual cost of goods and materials used by us and obtained from entities not affiliated with the advisor; (iv) administrative services (including personnel costs; provided, however, that no reimbursement shall be made for costs of personnel to the extent that such personnel perform services in transactions for which the advisor receives a separate fee); and (v) rent, leasehold improvement costs, utilities or other administrative items generally constituting our advisor’s overhead. We will not reimburse the advisor for any services for which we will pay the advisor a separate fee. For the year ended December 31, 2012, our advisor incurred $0.7 million of these expenses and was reimbursed by us for $32,500 of such expenses.

•

We reimburse our advisor for expenses it incurs in connection with our purchase of an asset. The acquisition fees and expenses for any particular asset, including amounts payable to affiliates, will not exceed, in the aggregate, 6% of the contract purchase price (including any mortgage assumed) of the asset. Our advisor will be paid acquisition expenses and we will reimburse our advisor for acquisition expenses only to the extent that acquisition fees and acquisition expenses collectively do not exceed 6% of the contract price of our assets. For the year ended December 31, 2012, we did not reimburse our advisor for any acquisition expenses.

Our advisory agreement has a one-year term, subject to an unlimited number of successive one-year renewals upon mutual consent of the parties. On February 28, 2013, our advisory agreement was renewed effective April 7, 2013 for a one-year term through April 7, 2014. We may terminate the advisory agreement without penalty upon 60 days’ written notice. If we terminate the advisory agreement, we will pay our advisor all unpaid advances for operating expenses and all earned but unpaid fees.

2%/25% Guidelines

Commencing with the fiscal quarter ended June 30, 2012, we may reimburse our advisor, at the end of each fiscal quarter, for the total operating expenses incurred by our advisor on our behalf; provided, however, that our charter prohibits us from reimbursing our advisor at the end of any fiscal quarter for total operating expenses that, in the four consecutive fiscal quarters then ended, or the expense year, exceed the greater of (i) 2% of our average invested assets for that fiscal year or (ii) 25% of our net income for that fiscal year, which we refer to as the “2%/25% guidelines.” Our independent directors may determine that a higher level of expenses is justified based on unusual and non-recurring factors.

For purposes of the 2%/25% guidelines, “total operating expenses” means all costs and expenses paid or incurred by our company, as determined under GAAP, that are in any way related to the operation of the company or to our business, including advisory fees, but excluding (i) the expenses of raising capital such as organization and offering expenses, legal, audit, accounting, underwriting, brokerage, listing, registration, and other fees, printing and other such expenses and tax incurred in connection with the issuance, distribution, transfer and registration of our shares, (ii) interest payments, (iii) taxes, (iv) non-cash expenditures such as depreciation, amortization and bad debt reserves, (v) incentive fees paid in compliance with the NASAA REIT Guidelines, (vi) acquisition fees and acquisition expenses, (vii) real estate commissions on the sale of property, and (viii) other fees and expenses connected with the acquisition, disposition, management and ownership of real estate interests, mortgage loans or other property (including the costs of foreclosure, insurance premiums, legal services, maintenance, repair and improvement of property). “Average invested assets” means, for a specified period, the average of the aggregate book value of our assets invested, directly or indirectly in equity interests in and loans secured by real estate, before deducting depreciation, bad debts or other non-cash reserves, computed by taking the average of such values at the end of each month during such period. Solely for the purposes of the 2%/25% guidelines, “net income” means, for any period, our total revenues applicable to such period, less the total expenses applicable to such period other than additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of assets. For the year ended December 31, 2012, our total operating expenses were $1.4 million, which represents 1.0% of our average invested assets and 36% of our net income (calculated as described above).

Selling Commissions and Fees Paid to our Dealer Manager

The dealer manager for our public offering of common stock is Independence Realty Securities, LLC, an indirect wholly owned subsidiary of our sponsor. Our dealer manager is a licensed broker-dealer registered with FINRA. Our dealer manager is entitled to certain selling commissions, dealer manager fees and reimbursements relating to raising capital. Our dealer manager agreement with our dealer manager provides for the following compensation:

•

We pay our dealer manager selling commissions of up to 7.0% of the gross proceeds from our public offering. Our dealer manager intends to reallow all or a portion of commissions earned for those transactions that involve participating broker-dealers. For the year ended December 31, 2012, we did not pay any commissions to our dealer manager.

•

We pay our dealer manager a dealer manager fee of 3.0% of the gross proceeds from our public offering. Our dealer manager, in its sole discretion, may reallow a portion of its dealer manager fee of up to 1.5% of the gross offering proceeds to be paid to such participating broker-dealers. For the year ended December 31, 2012, we paid $7,500 of dealer manager fees to our dealer manager.

•

We may reimburse our dealer manager for its reasonable bona fide due diligence expenses and reimburse it for reimbursements it may make to broker-dealers for reasonable bona fide due diligence expenses which are included in a detailed and itemized invoice. Reimbursement of these amounts, combined with the reimbursement of all other organizational and offering costs, shall not exceed 15% of the gross proceeds raised in our public offering. For the year December 31, 2012, our dealer manager incurred $0 of reimbursable due diligence expenses.

Property Management Fees Paid to Our Property Manager

We have entered into property management agreements with Jupiter Communities, LLC, or our property manager, which is majority owned by our sponsor, with respect to each of our properties. Pursuant to the property management agreements, we pay our property manager property management and leasing fees on a monthly basis of an amount up to 4.0% of the gross revenues from the property for each month. Additionally, we may pay our property manager a separate fee for the one-time initial rent-up or leasing-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s length transactions by others rendering similar services in the same geographic area for similar properties as determined by a survey of brokers and agents in such area. Each management agreement has an initial one year term, subject to automatic one-year renewals unless either party gives prior notice of its desire to terminate the management agreement. For the year ended December 31, 2012, we paid $655,000, of property management and leasing fees to our property manager.

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

Director Independence

We have determined that three of our directors are independent pursuant to the definition of independence in our charter, which is the same definition that is set forth in the North American Securities Administrators Association, Inc.’s Statement of Policy Regarding Real Estate Investment Trusts, as revised and adopted on May 7, 2007. Our charter provides that a majority of our directors must be independent directors, except for a period of up to 60 days after the death, removal or resignation of an independent director. Under our charter, an independent director is a director who is not and has not for the last two years been associated, directly or indirectly, with our advisor or our sponsor. A director is deemed to be associated with our advisor or sponsor if he or she:

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

Each of our independent directors would also qualify as independent under the rule of the New York Stock Exchange, and our audit committee members would qualify as independent under the New York Stock Exchange’s rules applicable to audit committee members. However, our shares are not listed on the New York Stock Exchange.

ITEM 14.	Principal Accountant Fees and Services

Independent Auditors

On February 11, 2011, we announced our decision to replace Ernst & Young LLP, or Ernst & Young, with Grant Thornton LLP, or Grant Thornton, as our independent registered public accounting firm. Our independent directors reviewed the audit and nonaudit services performed by Grant Thornton, as well as the fees charged for such services. In their review of the nonaudit service fees, the independent directors considered whether the provision of such services is compatible with maintaining the independence of Grant Thornton. Grant Thornton was engaged to audit our financial statements for the years ended December 31, 2012 and 2011. The aggregate fees billed to us for professional accounting services, including the audit of our financial statements for the years ended December 31, 2012 and 2011, and the percentage of non-audit fees that were preapproved by the audit committee or our independent directors, are set forth in the table below.

	2012	2011

Audit fees	$213,325	$227,308
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—

Total	$213,325	$227,308

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

Audit Committee Pre-Approval Policies and Procedures

The audit committee preapproves all auditing services and permitted nonaudit services (including the fees and terms thereof) to be performed for us by our independent registered public accounting firm, except as set forth in our audit committee’s pre-approval policy or in accordance with the de minimis exceptions for nonaudit services described in Section 10A(i)(1)(b) of the Exchange Act and the rules and regulations of the SEC.

Unless a type of service to be provided by the independent auditors has received “general” pre-approval, it will require “specific” pre-approval by the audit committee. All requests for services to be provided by the independent auditor that do not require specific pre-approval by the audit committee will be submitted to management and must include a detailed description of the services to be rendered. Management will determine whether such services are included within the list of services that have received the general pre-approval of the audit committee. The audit committee will be informed on a timely basis of any such services rendered by the independent auditors.

Requests to provide services that require specific pre-approval by the audit committee will be submitted to the audit committee by both the independent auditors and the chief financial officer or his designee, and must include a joint statement as to whether, in their view, the request is consistent with the SEC’s rules on auditor independence. The chairman of the audit committee has been delegated the authority to specifically pre-approve all services not covered by the general pre-approval guidelines up to $35,000 per occurrence. Amounts in excess of $35,000 per occurrence require specific pre-approval by the audit committee prior to the engagement of the independent auditor. All amounts, other than de minimis amounts not subject to pre-approval, specifically pre-approved by the chairman of the audit committee in accordance with this policy are to be disclosed to the full audit committee at the next regularly scheduled meeting.

All services rendered by Ernst & Young LLP and Grant Thornton LLP were approved in accordance with the policies and procedures described above.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

The following documents are filed as part of this Annual Report:

1.	Consolidated Financial Statements

Index to Consolidated Financial Statements

Independence Realty Trust, Inc.

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets as of December 31, 2012 and 2011.

Consolidated Statements of Operations for the years ended December 31, 2012, 2011 and 2010.

Consolidated Statement of Comprehensive Income (Loss) for the years ended December 31, 2012, 2011 and 2010.

Consolidated Statements of Equity for the years ended December 31, 2012, 2011 and 2010.

Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010.

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

INDEPENDENCE REALTY TRUST, INC.

Date: March 13, 2013	By:	/S/ SCOTT F. SCHAEFFER
Scott F. Schaeffer Chairman of the Board, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/S/ SCOTT F. SCHAEFFER Scott F. Schaeffer	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)	March 13, 2013

/S/ JAMES J. SEBRA James J. Sebra	Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 13, 2013

/S/ WILLIAM C. DUNKELBERG William C. Dunkelberg	Independent Director	March 13, 2013

/S/ ROBERT F. MCCADDEN Robert F. McCadden	Independent Director	March 13, 2013

/S/ DEFOREST B. SOARIES, JR. DeForest B. Soaries, Jr.	Independent Director	March 13, 2013

Supplemental Information

The registrant will deliver to its stockholders a copy of its annual report, which will consist solely of this Annual Report on Form 10-K and, therefore, will not be furnished to the Commission. No proxy statement, form of proxy or other proxy soliciting material will be sent to more than ten of the registrant’s security holders with respect to the registrant’s 2013 Annual Meeting of Stockholders. If any such proxy materials are delivered to more than ten of the registrant’s security holders with respect to any other meeting of stockholders, copies of such materials will be furnished to the Commission at that time.

EXHIBIT INDEX

Exhibit	Description

3.1

Fifth Articles of Amendment and Restatement of the Company, dated as of February 29, 2012, incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K filed on March 9, 2012 (the “2011 Annual Report”).

3.2	First Amended and Restated Bylaws of the Company, incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-11 filed on April 8, 2011, Commission File No. 333-173391 (the “Initial Registration Statement”).

4.1

Third Amended and Restated Agreement of Limited Partnership of Independence Realty Operating Partnership, LP, dated as of January 4, 2012, incorporated by reference to Exhibit 4.1 to Post-Effective Amendment No. 3 to the Registration Statement on Form S-11 filed on March 16, 2012.

4.2	First Amendment to Third Amended and Restated Agreement of Limited Partnership of Independence Realty Operating Partnership , LP, dated as of October 11, 2012 and incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on October 17, 2012 (the “October 17, 2012 Form 8-K”).

4.3	Distribution Reinvestment Program, incorporated by reference to Appendix B to the prospectus contained within Post-Effective Amendment No. 4 to the Initial Registration Statement (“Post-Effective Amendment No. 4”).

4.4	Form of Subscription Agreement, incorporated by reference to Appendix C to Prospectus Supplement No. 6 to the prospectus contained within Post-Effective Amendment No. 4.

10.1	Escrow Agreement by and among the Company, UMB Bank, N.A. and Independence Realty Securities, LLC, dated as of April 7, 2011, incorporated by reference to Exhibit 10.1 to the Initial Registration Statement.

10.2	Amended and Restated Advisory Agreement by and among the Company, Independence Realty Operating Partnership, LP and Independence Realty Advisors, LLC, dated as of April 7, 2011, incorporated by reference to Exhibit 10.2 to the Initial Registration Statement.

10.3	Form of Property Management Agreement by and among the Company, Independence Realty Operating Partnership, LP and Jupiter Communities, LLC, incorporated by reference to Exhibit 10.3 to Pre-Effective Amendment No. 1 to the Initial Registration Statement (“Pre-Effective Amendment No. 1”).

10.4	Long Term Incentive Plan, dated as of April 6, 2011, incorporated by reference to Exhibit 10.4 to the Initial Registration Statement.

10.5	Independent Directors Compensation Plan, incorporated by reference to Exhibit 10.5 to the Initial Registration Statement.

10.6	Contribution Agreement by and among Independence Realty Operating Partnership, LP and the other parties named therein, dated as of April 7, 2011, incorporated by reference to Exhibit 10.7 to the Initial Registration Statement.

10.7	Fifth Amendment to Loan and Security Agreement and Promissory Notes, dated as of April 29, 2011, by and among IRT Belle Creek Apartments Colorado, LLC, RAIT Partnership, L.P., Independence Realty Operating Partnership, LP and RAIT CRE CDO I, LTD., relating to the property referred to as Belle Creek, incorporated by reference to Exhibit 10.8 to Pre-Effective Amendment No. 1.

10.8	Guaranty of Non-Recourse Carveouts, dated as of April 29, 2011, by Independence Realty Operating Partnership, LP for the benefit of RAIT CRE CDO I, Ltd., relating to the property referred to as Belle Creek, incorporated by reference to Exhibit 10.9 to Pre-Effective Amendment No. 1.

10.9	Loan Agreement, dated as of April 29, 2011, by and between IRT Copper Mill Apartments Texas, LLC and RAIT Partnership, L.P., relating to the property referred to as Copper Mill, incorporated by reference to Exhibit 10.10 to Pre-Effective Amendment No. 1.

10.10	Guaranty of Non-Recourse Carveouts, dated as of April 29, 2011, by Independence Realty Operating Partnership, LP for the benefit of RAIT Partnership, L.P., relating to the property referred to as Copper Mill, incorporated by reference to Exhibit 10.11 to Pre-Effective Amendment No. 1.

10.11	Loan Agreement, dated as of April 29, 2011, by and between IRT Crestmont Apartments Georgia, LLC and RAIT Partnership, L.P., relating to the property referred to as Crestmont, incorporated by reference to Exhibit 10.12 to Pre-Effective Amendment No. 1.

10.12	Guaranty of Non-Recourse Carveouts, dated as of April 29, 2011, by Independence Realty Operating Partnership, LP for the benefit of RAIT Partnership, L.P., relating to the property referred to as Crestmont, incorporated by reference to Exhibit 10.13 to Pre-Effective Amendment No. 1.

10.13	Loan Agreement, dated as of April 29, 2011, by and between IRT Cumberland Glen Apartments Georgia, LLC and RAIT Partnership, L.P., relating to the property referred to as Cumberland Glen, incorporated by reference to Exhibit 10.14 to Pre-Effective Amendment No. 1.

10.14	Guaranty of Non-Recourse Carveouts, dated as of April 29, 2011, by Independence Realty Operating Partnership, LP for the benefit of RAIT Partnership, L.P., relating to the property referred to as Cumberland Glen, incorporated by reference to Exhibit 10.15 to Pre-Effective Amendment No. 1.

10.15	Loan Agreement, dated as of April 29, 2011, by and between IRT Heritage Trace Apartments Virginia, LLC and RAIT Partnership, L.P., relating to the property referred to as Heritage Trace, incorporated by reference to Exhibit 10.16 to Pre-Effective Amendment No. 1.

10.16	Guaranty of Non-Recourse Carveouts, dated as of April 29, 2011, by Independence Realty Operating Partnership, LP for the benefit of RAIT Partnership, L.P., relating to the property referred to as Heritage Trace, incorporated by reference to Exhibit 10.17 to Pre-Effective Amendment No. 1.

10.17	Third Amendment to Loan and Security Agreement and Promissory Note, dated as of April 29, 2011, by and among IRT Tresa at Arrowhead Arizona, LLC, RAIT Partnership, L.P., Independence Realty Operating Partnership, LP and RAIT CRE CDO I, Ltd., relating to the property referred to as Tresa at Arrowhead, incorporated by reference to Exhibit 10.18 to Pre-Effective Amendment No. 1.

10.18	Guaranty of Non-Recourse Carveouts, dated as of April 29, 2011, by Independence Realty Operating Partnership, LP for the benefit of RAIT CRE CDO I, Ltd., relating to the property referred to as Tresa at Arrowhead, incorporated by reference to Exhibit 10.19 to Pre-Effective Amendment No. 1.

10.19	Contribution Agreement, dated as of December 16, 2011, by and among Independence Realty Operating Partnership, LP and Centrepoint Arizona, LLC, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 22, 2011.

10.20	Multifamily Loan and Security Agreement, dated as of December 16, 2011, by and between IRT Centrepoint Arizona, LLC and KeyCorp Real Estate Capital Markets, Inc., relating to the property referred to as the Centrepoint Apartments, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on December 22, 2011.

10.21	Guaranty of Non-Recourse Carveouts, dated as of December 16, 2011, by Independence Realty Operating Partnership, LP for the benefit of KeyCorp Real Estate Capital Markets, Inc., relating to the property referred to as the Centrepoint Apartments, incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on December 22, 2011.

10.22	Multifamily Loan and Security Agreement, dated as of October 11, 2012, by and between IRT Runaway Bay Apartments, LLC and Walker & Dunlop, LLC, relating to the property referred to as Runaway Bay Apartments, incorporated by reference to Exhibit 10.1 the October 17, 2012 Form 8-K.

10.23	Guaranty of Non-Recourse Obligations, dated as of October 11, 2012, by Independence Realty Operating Partnership, LP for the benefit of Walker & Dunlop, LLC, relating to the property referred to as Runaway Bay Apartments, incorporated by reference to Exhibit 10.2 to the October 17, 2012 Form 8-K.

16.1	Letter of Ernst & Young, LLP regarding change in certifying accountant, incorporated by reference to Exhibit 16.1 to the current report on Form 8-K, filed February 11, 2011.

21.1	Subsidiaries of the company, filed herewith.

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

101	XBRL (eXtensible Business Reporting Language). The following materials, formatted in XBRL: (i) Consolidated Balance Sheets as of December 31, 2012 and December 31, 2011, (ii) Consolidated Statements of Operations for the years ended December 31, 2012, 2011 and 2010. (iii) Consolidated Statements of Equity for the years ended December 31, 2012, 2011 and 2010, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011, and 2010, and (v) notes to the consolidated financial statements as of December 31, 2012. As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purpose of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.