Form 10-Q
period 2013-03-31
INDEPENDENCE REALTY TRUST, INC
filed 2013-05-13
CIK 1466085

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of May 8, 2013 there were 5,643,540 shares of the Registrant’s common stock issued and outstanding.

INDEPENDENCE REALTY TRUST, INC.

ii

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

Independence Realty Trust, Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited and dollars in thousands, except share and per share data)

	As of March 31, 2013	As of December 31, 2012
ASSETS:
Investments in real estate:
Investments in real estate at cost	$153,717	$153,565
Accumulated depreciation	(13,110)	(12,283)

Investments in real estate, net	140,607	141,282
Cash and cash equivalents	2,728	2,533
Restricted cash	1,176	1,150
Accounts receivable and other assets	284	345
Intangible assets, net of accumulated amortization of $196 and $79, respectively	157	274
Deferred costs, net of accumulated amortization of $86 and $68, respectively	595	613

Total Assets	$145,547	$146,197

LIABILITIES AND EQUITY:
Mortgage indebtedness	$92,413	$92,413
Accounts payable and accrued expenses	1,770	1,986
Accrued interest payable	32	32
Dividends payable	504	499
Other liabilities	456	416

Total Liabilities	95,175	95,346

Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized, 125 and 125 shares issued and outstanding, respectively	0	0
Common stock, $0.01 par value; 300,000,000 shares authorized, 356,558 and 345,063 shares issued and outstanding, respectively	4	3
Additional paid-in capital	3,591	3,490
Retained earnings (accumulated deficit)	(448)	(401)

Total stockholders’ equity	3,147	3,092
Non-controlling interest	47,225	47,759

Total Equity	50,372	50,851

Total Liabilities and Equity	$145,547	$146,197

The accompanying notes are an integral part of these consolidated financial statements.

Independence Realty Trust, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited and dollars in thousands, except share and per share data)

	For the Three-Month Periods Ended March 31
	2013	2012
REVENUE:
Rental income	$4,178	$3,566
Tenant reimbursement and other property income	223	193
Other income	287	231

Total revenue	4,688	3,990
EXPENSES:
Property operating expenses	2,165	1,885
General and administrative expenses	259	305
Acquisition expenses	0	27
Depreciation and amortization	1,036	820

Total expenses	3,460	3,037

Operating income	1,228	953
Interest expense	(888)	(800)

Net income (loss):	340	153
Income allocated to preferred shares	(4)	(4)
Income (loss) allocated to non-controlling interest	(332)	(175)

Net income (loss) allocable to common shares	$4	$(26)

Earnings (loss) per share:
Basic	$0.01	$(0.21)

Diluted	$0.00	$(0.21)

Weighted-average shares:
Basic	345,910	125,495

Diluted	5,620,810	125,495

Dividends declared per common share	$0.15	$0.15

The accompanying notes are an integral part of these consolidated financial statements.

Independence Realty Trust, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited and dollars in thousands)

	For the Three-Month Periods Ended March 31
	2013	2012
Cash flows from operating activities:
Net income (loss)	$340	$153
Depreciation and amortization	1,036	820
Amortization of deferred financing costs	18	12
Changes in assets and liabilities:
Accounts receivable and other assets	61	269
Accounts payable and accrued expenses	(114)	(94)
Other liabilities	40	4

Net cash from operating activities	1,381	1,164
Cash flows from investing activities:
Capital expenditures	(244)	(260)
Increase in restricted cash	(26)	(132)

Net cash from investing activities	(270)	(392)
Cash flows from financing activities:
Proceeds from issuance of preferred stock	0	101
Proceeds from issuance of common stock	102	3,000
Payments for deferred financing costs	(102)	(3)
Distributions on common stock	(50)	(3)
Distributions to non-controlling interests	(866)	(760)

Net cash from financing activities	(916)	2,335

Net change in cash and cash equivalents	195	3,107
Cash and cash equivalents, beginning of period	2,533	1,107

Cash and cash equivalents, end of the period	$2,728	$4,214

The accompanying notes are an integral part of these consolidated financial statements.

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of March 31, 2013

(Unaudited and dollars in thousands, except share and per share data)

NOTE 1: Organization

Independence Realty Trust, Inc., or the Company, was formed on March 26, 2009 as a Maryland corporation that has elected to be taxed as a real estate investment trust, or REIT, commencing with the taxable year ended December 31, 2011. We are externally managed by a subsidiary of RAIT Financial Trust, or RAIT, a publicly traded Maryland REIT whose common shares are listed on the New York Stock Exchange under the symbol “RAS.” As used herein, the terms “we,” “our” and “us” refer to the Company and, as required by context, Independence Realty Operating Partnership, LP, which we refer to as our operating partnership, and their subsidiaries. We currently hold a portfolio of apartment properties and intend to invest the net proceeds of our ongoing public offering in a diversified portfolio of apartment properties that have the potential to generate attractive returns. We own substantially all of our assets and conduct our operations through our operating partnership, of which we are the sole general partner.

We sold 20,000 shares of our common stock to Independence Realty Advisors, LLC, our advisor, on April 30, 2009. Our advisor was purchased on January 20, 2011 by a wholly owned subsidiary of RAIT. Our advisor transferred its 20,000 shares to RAIT NTR Holdings, LLC, or RAIT NTR, an indirect wholly owned subsidiary of RAIT, on June 18, 2012.

On June 10, 2011, our Registration Statement on Form S-11 (File No. 333-173391), or the registration statement, for a continuous offering of a minimum of 250,000 shares and a maximum of 100,000,000 shares of common stock for sale to the public at a price of $10.00 per share (subject to certain discounts) in the primary offering and $9.50 per share pursuant to our distribution reinvestment plan, which we refer to collectively as our continuous offering, was declared effective under the Securities Act of 1933, as amended, or the Securities Act. During the quarter ended March 31, 2012, we satisfied the minimum offering amount of our offering as a result of our sale of 300,000 shares of our common stock for $10.00 per share for total gross proceeds of $3,000 to RAIT NTR. During the three months ended March 31, 2013, we sold an additional 11,300 shares in our offering to unaffiliated investors. Through April 8, 2013, we sold common stock pursuant to this registered continuous offering carried out in a manner consistent with offerings of non-listed REITs. Subsequently, we decided to sell shares of common stock in an underwritten public offering and terminate our continuous offering. Accordingly, we amended the registration statement, or the amended registration statement, on April 26, 2013 to terminate our continuous offering and describe the anticipated underwritten public offering, or the underwritten offering. There can be no assurance that we will be able to complete the underwritten offering. While the amended registration statement has been filed with the SEC, it has not yet been declared effective by the SEC. The common stock to be registered pursuant to our amended registration statement may not be sold nor may offers to buy be accepted prior to the time the amended registration statement becomes effective. Any disclosure concerning the underwritten offering is neither an offer nor a solicitation to purchase our securities.

In order to facilitate our qualification as a REIT, on January 4, 2012, we issued and sold 125 shares of our 12.5% Series A Cumulative Non-Voting Preferred Stock to 125 accredited investors who are not affiliated with us.

Subject to certain restrictions and limitations, our business is externally managed on a day-to-day basis by our advisor, a wholly owned subsidiary of RAIT, pursuant to an advisory agreement between us and our advisor. Our advisor conducts our operations and manages our portfolio of real estate investments. We have no paid employees.

We retained Independence Realty Securities, LLC, or IR Securities, a wholly owned subsidiary of RAIT, to serve as dealer manager for our continuous offering and assume responsibility for marketing our common shares in the continuous offering. IR Securities will not participate in the underwritten offering. Because our advisor and IR Securities are indirectly owned and controlled by RAIT, they are affiliated with us and are considered related parties. IR Securities received compensation and fees for services related to our continuous offering terminated by the amended registration statement and our advisor receives compensation and fees for services related to the investment and management of our assets. The compensation levels during our offering, acquisition and operational stages are based on percentages of offering proceeds, the cost of properties acquired and the annual revenue earned from such properties, respectively.

As of March 31, 2013, we owned eight apartment properties with 2,004 units located in six states.

NOTE 2: Summary of Significant Accounting Policies

a. Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared by management in accordance with U.S. generally accepted accounting principles, or GAAP. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations, although we believe that the included disclosures are adequate to make the information presented not misleading. The unaudited interim consolidated financial statements should be read in conjunction with our audited financial statements as of and for the year ended December 31, 2012 included in our Annual Report on Form 10-K. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our consolidated financial position and consolidated results of operations and cash flows are included. The results of operations for the interim periods presented are not necessarily indicative of the results for the full year.

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of March 31, 2013

(Unaudited and dollars in thousands, except share and per share data)

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

d. Organization and Offering Costs

We have incurred accounting and offering costs in connection with our continuous offering and expect to incur additional accounting and offering costs in connection with our underwritten offering. The offering and organization costs, which are primarily being incurred by our advisor, are expected to be paid or reimbursed by us with offering proceeds.

Our advisor has advanced or reimbursed, and may continue to advance or reimburse, all the organization and offering costs incurred on our behalf. We will reimburse our advisor up to 1.0% of gross offering proceeds. As of March 31, 2013, our offering proceeds were $3,293. Organization and offering costs include items such as legal and accounting fees, marketing, promotional and printing costs. All organizational cost will be expensed when incurred. All offering costs will be recorded as a reduction of additional paid-in-capital when incurred. Our advisor has incurred $4,392 of organization and offering costs from our date of inception through March 31, 2013, of which $34 have been reimbursed to our advisor.

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

As of March 31, 2013

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

i. Income Taxes

We have elected to be taxed as a REIT beginning with the taxable year ended December 31, 2011. Accordingly, we recorded no income tax expense for the three months ended March 31, 2013 and 2012.

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

j. Earnings per Share

Earnings per share is computed in accordance with FASB ASC Topic 260, “Earnings per Share”, by dividing the net income by the weighted average number of common shares outstanding during the respective period. Earnings per share excludes 5,274,900 limited partnership units that are convertible into common stock as their effect would be anti-dilutive for the three-months ended March 31, 2013 and 2012.

k. Recent Accounting Pronouncements

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of March 31, 2013

(Unaudited and dollars in thousands, except share and per share data)

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

NOTE 3: Investments in Real Estate

As of March 31, 2013, our investments in real estate consisted of eight apartment properties with 2,004 units. The table below summarizes our investments in real estate as of March 31, 2013 and December 31, 2012:

	As of March 31, 2013	As of December 31, 2012
Land	$30,168	$30,168
Building	121,390	121,390
Furniture, fixtures and equipment	2,159	2,007

Total investment in real estate	153,717	153,565
Accumulated depreciation	(13,110)	(12,283)

Investments in real estate, net	$140,607	$141,282

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

Our consolidated unaudited pro forma information, after including the acquisition of real estate properties, is presented below as if the acquisitions occurred on January 1, 2012. These pro forma results are not necessarily indicative of the results which actually would have occurred if the acquisition had occurred on the first day of the periods presented, nor does the pro forma financial information purport to represent the results of operations for future periods:

Description	For the Three-Month Period Ended March 31, 2012
Total revenue, as reported	$3,990
Pro forma revenue	4,529
Net income (loss) allocable to common shares, as reported	(26)
Pro forma net income (loss) allocable to common shares	(23)

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of March 31, 2013

(Unaudited and dollars in thousands, except share and per share data)

NOTE 4: Mortgage Indebtedness

Each of our properties is encumbered by a first mortgage. A summary of each mortgage, as of March 31, 2013 and December 31, 2012, is as follows:

	Outstanding Principal
Property	As of March 31, 2013	As of December 31, 2012	Current Interest Rate		Maturity Date

Belle Creek Apartments	10,575	10,575	2.5	(1)	April 28, 2021

Centrepoint Apartments	17,600	17,600	3.7	(2)	January 1, 2019

Copper Mill Apartments	7,350	7,350	5.7	(3)	May 1, 2021

Crestmont Apartments	6,750	6,750	5.7	(3)	May 1, 2021

Cumberland Glen Apartments	6,900	6,900	5.7	(3)	May 1, 2021

Heritage Trace Apartments	5,500	5,500	5.7	(3)	May 1, 2021

Runaway Bay Apartments	10,238	10,238	3.6	(4)	November 1, 2022

Tresa at Arrowhead	27,500	27,500	2.5	(1)	April 28, 2021

Total /Weighted-Average	$92,413	$92,413	3.8%

(1)	Fixed rate of interest at 2.5% for the first two years with a floating rate thereafter at 225 basis points over 30-day LIBOR. Interest only

(2)	Fixed rate. Interest only payments are due monthly. Beginning February 1, 2015, principal and interest payments are required based on a 30-year amortization schedule

(3)	Fixed rate. Interest only payments are due monthly. Beginning May 1, 2013, principal and interest payments are required based on a 30-year amortization schedule

(4)	Fixed Rate. Interest only payments are due monthly. Beginning December 1, 2013, principal and interest payments are required based on a 30-year amortization schedule

As of March 31, 2013 RAIT holds $38,075 of our debt while $54,338 is held by third parties. For the three months ended March 31, 2013 and 2012 we paid $238 and $241 of interest to RAIT, respectively.

NOTE 5: Shareholder Equity and Non-Controlling Interest

Stockholder Equity

Preferred Shares

On February 28, 2013, our board of directors authorized and declared distributions on our Series A Preferred Stock for the period beginning on January 1, 2013, and ending on June 30, 2013. The distributions are payable to the holders of the Series A Preferred Stock of record at a rate of $0.34722222 per day, which is an amount that is equivalent to a 12.5% annualized distribution rate based on a share price of $1,000. The distributions will be aggregated and paid in cash on June 28, 2013, pursuant to the requirements of our charter.

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of March 31, 2013

(Unaudited and dollars in thousands, except share and per share data)

Common Shares

On February 28, 2013, our board of directors authorized and declared distributions on our common stock for the months of January through June 2013. For the months of January through March 2013, the distributions will be payable to the holders of our common stock at a rate of $0.00163934 per share per day, which is an amount that is equivalent to a 6.0% annualized distribution rate based on a share price of $10.00. For the months of April through June 2013, our board of directors authorized and declared distributions on our common stock at a rate of $0.00171233 per share per day, which is an amount that is equivalent to a 6.25% annualized distribution rate based on a share price of $10.00. The distributions for each month will be aggregated and paid on or before the fifteenth day following the completion of each respective month. All distributions will be paid in cash.

Non-controlling Interest

On February 28, 2013, our board of directors, in our capacity as the general partner of the operating partnership, authorized and declared distributions on our operating partnership’s common partnership units for the months of January through June 2013. For the months of January through March 2013, the distributions were paid to the holders of our common operating partnership units at a rate of $0.00163934 per unit per day, which is an amount that is equivalent to a 6.0% annualized distribution rate based on a unit price of $10.00. For the months of April through June 2013, our board of directors authorized and declared distributions on our operating partnership’s common units at a rate of $0.00171233 per share per day, which is an amount that is equivalent to a 6.25% annualized distribution rate based on a unit price of $10.00. The distributions for each month will be aggregated and paid on or before the fifteenth day following the completion of each respective month.

On February 28, 2013, our board of directors, in our capacity as the general partner of the operating partnership, authorized and declared distributions on our operating partnership’s Series B Preferred Units for the period of January, February and March 2013. The distributions will paid to holders of our Series B Preferred Units of record at a rate of $2.78 per unit per day.

On May 7, 2013, our board of directors, in our capacity as the general partner of the operating partnership, authorized and declared distributions on our operating partnership’s Series B Preferred Units for the period of April, May and June 2013. The distributions will paid to holders of our Series B Preferred Units of record at a rate of $2.78 per unit per day.

NOTE 6: Equity Compensation Plans

Long Term Incentive Plan

On April 5, 2011, our board of directors approved and adopted the Long Term Incentive Plan, or our incentive plan, and the Independent Directors Compensation Plan. Our incentive plan provides for the grants of awards to our directors, officers and full-time employees (in the event we ever have employees), full-time employees of our advisor and its affiliates, full-time employees of entities that provide services to our advisor, directors of our advisor or of entities that provide services to it, certain of our consultants and certain consultants to our advisor and its affiliates or to entities that provide services to our advisor. The incentive plan authorizes the grant of restricted or unrestricted shares of our common stock, non-qualified and incentive stock options, restricted stock units, stock appreciation rights, dividend equivalents and other stock- or cash-based awards. The amended registration statement contemplates that the incentive plan will be amended.

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

Distribution Reinvestment Program

We adopted a distribution reinvestment program, or the DRP, through which our stockholders may elect to reinvest an amount equal to the distributions declared on their shares of common stock in additional shares in lieu of receiving cash distributions. The common stock available under the DRP was reallocated to the underwritten offering when the amended registration statement was filed and the DRP was subsequently terminated. No selling commissions or dealer manager fees were paid on shares sold under the DRP.

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of March 31, 2013

(Unaudited and dollars in thousands, except share and per share data)

NOTE 7: Related Party Transactions and Arrangements

Fees and Expenses Paid to Our Advisor

We amended and restated our advisory agreement with our advisor as of May 7, 2013. The disclosure below describes the terms and conditions of the advisory agreement prior to May 7, 2013. For a description of the terms and conditions of the advisory agreement on and after May 7, 2013, see Note 8-Subsequent Events below.

Our advisor generally has responsibility for our day-to-day operations. Pursuant to the terms of the advisory agreement through May 7, 2013 we paid our advisor the fees described below.

•

We paid to our advisor an asset management fee that is payable quarterly in an amount equal to 0.1875% of the average invested assets as of the last day of the quarter, which equates to an annualized rate of 0.75% per annum. Average invested assets means the average of the aggregate book value of our assets invested in interests in, and loans secured by, real estate before reserves for depreciation or bad debt or other similar non-cash reserves. As part of the acquisition of our initial portfolio of six properties, our advisor agreed to waive any asset management fees on the initial portfolio for the first two years of our ownership. That period expired in April 2013. For the three-month periods ended March 31, 2013 and 2012, we paid $82 and $53 of asset management fees to our advisor, respectively.

•

If our advisor provided services in connection with the financing of any third party debt that we obtain, we would pay the advisor a financing coordination fee equal to 1.0% of the amount available and/or outstanding under such financing, subject to certain limitations. We do not pay financing coordination fees in connection with debt provided by RAIT. The services our advisor may perform include, without limitation, searching for lenders in connection with a proposed refinancing and negotiating the terms of any proposed refinancing with such lenders. Our advisor may reallow some or all of this fee to reimburse third parties that it retains to procure any such refinancing. For the three-month periods ended March 31, 2013 and 2012, we paid $102 and $0 of financing coordination fees to our advisor, respectively.

•

We may pay our advisor a disposition fee upon the sale of one or more of our properties in an amount equal to the lesser of (a) one-half of the commission that would be reasonable, customary and competitive in light of the size, type and location of the asset or (b) 1% of the sale price of the asset. Payment of such fee may be made only if the advisor provides a substantial amount of services in connection with the sale of the asset. In addition, the amount paid when added to all other commissions paid to unaffiliated parties in connection with such sale shall not exceed the lesser of the commission that would be reasonable, customary and competitive in light of the size, type and location of the asset or an amount equal to 6% of the sale price of such asset. For the three-month periods ended March 31, 2013 and 2012, we did not pay any disposition fees to our advisor.

In addition to the fees we pay to our advisor pursuant to the advisory agreement prior to May 7, 2013, we also reimbursed our advisor and its affiliates for the costs and expenses, subject to the limitations described below under the heading “2%/25% Guidelines.” We did not reimburse the advisor or its affiliates for services for which the advisor or its affiliates are entitled to compensation in the form of a separate fee. If the advisor or its affiliates perform services that are outside of the scope of the advisory agreement, we will compensate them at rates and in amounts agreed upon by the advisor and the independent directors. We reimburse our advisor for acquisition expenses up to a maximum amount which, collectively with all acquisition fees and expenses, will not exceed, in the aggregate, 6% of the gross offering proceeds from our public offering.

•

We may reimburse our advisor for certain costs it incurs in connection with the services it provides to us including, but not limited to: (i) organization and offering costs in an amount up to 1% of gross offering proceeds, which include actual legal, accounting, printing and expenses attributable to preparing the SEC registration statement, qualification of the shares for sale in the states and filing fees incurred by the advisor, as well as reimbursements for salaries and direct expenses of its employees, including, without limitation, employee benefits, while engaged in registering the shares and other organization costs, other than selling commissions and the dealer manager fee; (ii) advertising expenses, expense reimbursements, and legal and accounting fees; (iii) the actual cost of goods and materials used by us and obtained from entities not affiliated with the advisor; (iv) administrative services (including personnel costs; provided, however, that no reimbursement shall be made for costs of personnel to the extent that such personnel perform services in transactions for which the advisor receives a separate fee); and (v) rent, leasehold improvement costs, utilities or other administrative items generally constituting our advisor’s overhead. We will not reimburse the advisor for any services for which we will pay the advisor a separate fee. For the three-month period ended March 31, 2013, our advisor incurred $201 of organization and offering costs. During the three-months ended March 31, 2013, we reimbursed our advisor for $1 of organization and offering costs.

•

We reimburse our advisor for expenses it incurs in connection with our purchase of an asset. The acquisition fees and expenses for any particular asset, including amounts payable to affiliates, will not exceed, in the aggregate, 6% of the contract purchase price (including any mortgage assumed) of the asset. Our advisor will be paid acquisition expenses and we will reimburse our advisor for acquisition expenses only to the extent that acquisition fees and acquisition expenses collectively do not exceed 6% of the contract price of our assets. For the three-month period ended March 31, 2013, we did not reimburse our advisor for any acquisition expenses.

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of March 31, 2013

(Unaudited and dollars in thousands, except share and per share data)

2%/25% Guidelines

Our charter was amended on May 7, 2013. The amendments included removing the 2%/25% Guidelines. See “Subsequent Events” and Part II Item 5. “Other Events” below.

Commencing on the fourth fiscal quarter following the quarter ended June 30, 2011 through May 7, 2013 our advisor must reimburse us for the amounts, if any, by which our total REIT operating expenses paid during the previous fiscal year exceed the greater of:

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

Selling Commissions and Fees Paid to our Dealer Manager

The dealer manager for our continuous offering of common stock was IR Securities, an indirect wholly owned subsidiary of RAIT. IR Securities is a licensed broker-dealer registered with FINRA. IR Securities will not participate in the underwritten offering. IR Securities was entitled to certain selling commissions, dealer manager fees and reimbursements relating to raising capital in connection with the continuous offering. Our agreement with IR Securities provided for the following compensation relating to the continuous offering:

•

We paid IR Securities selling commissions of up to 7.0% of the gross proceeds from our continuous offering. IR Securities reallowed all or a portion of commissions earned for those transactions that involve participating broker-dealers. For the three-month period ended March 31, 2013, we did not pay any selling commissions to IR Securities.

•

We paid IR Securities a dealer manager fee of 3.0% of the gross proceeds from our continuous offering. IR Securities, in its sole discretion, could reallow a portion of its dealer manager fee of up to 1.5% of the gross offering proceeds to be paid to such participating broker-dealers. For the three-month period ended March 31, 2013, we paid $3 of dealer manager fees to IR Securities.

•

We reimbursed IR Securities for its reasonable bona fide due diligence expenses and reimbursed it for reimbursements it could make to broker-dealers for reasonable bona fide due diligence expenses which are included in a detailed and itemized invoice. Reimbursement of these amounts, combined with the reimbursement of all other organizational and offering costs, was not to exceed 15% of the gross proceeds raised in our continuous offering. For the three-month period ended March 31, 2013, IR Securities incurred $0 of reimbursable due diligence expenses.

Property Management Fees Paid to Our Property Manager

We have entered into property management agreements with Jupiter Communities, LLC, or our property manager, which is majority owned by RAIT, with respect to each of our properties. Pursuant to the property management agreements, we pay our property manager property management and leasing fees on a monthly basis of an amount up to 4.0% of the gross revenues from the property for each month. Additionally, we may pay our property manager a separate fee for the one-time initial rent-up or leasing-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s length transactions by others rendering similar services in the same geographic area for similar properties as determined by a survey of brokers and agents in such area. Each management agreement has an initial one year term, subject to automatic one-year renewals unless either party gives prior notice of its desire to terminate the management agreement. For the three-month period ended March 31, 2013, we paid $185 of property management and leasing fees to our property manager.

NOTE 8: Subsequent Events

Through April 8, 2013, we sold common stock pursuant to this registered continuous offering carried out in a manner consistent with offerings of non-listed REITs. Subsequently, we decided to sell shares of common stock in an underwritten public offering and terminate this continuous offering. Accordingly, we amended the registration statement, or the amended registration statement, on April 26, 2013 to terminate our continuous offering and describe the anticipated underwritten public offering, or the underwritten offering. There can be no assurance that we will be able to complete the underwritten offering. While the amended registration statement has been filed with the SEC, it has not yet been declared effective by the SEC. The common stock to be registered pursuant to our amended registration statement may not be sold nor may offers to buy be accepted prior to the time the amended registration statement becomes effective. Any disclosure concerning the underwritten offering is neither an offer nor a solicitation to purchase our securities.

On May 7, 2013, RAIT elected to convert 5,274,900 of its common limited partnership units to shares of our common stock according to the terms of the Agreement of Limited Partnership. The shares of our common stock issued were issued in reliance on an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Effective as of May 7, 2013, we entered into the Second Amended and Restated Advisory Agreement, or the amended and restated advisory agreement. The amended and restated advisory agreement was adopted primarily to adjust the advisor’s compensation and modify its duties to us.

Pursuant to the terms of the amended advisory agreement, our advisor will be compensated as follows:

•

Annual Base Management Fee of 0.75% of average gross real estate assets. Average gross real estate assets means the average of the aggregate book value of our real estate assets before reserves for depreciation or other similar noncash reserves. We will compute average gross real estate assets by taking the average of these book values at the end of each month during the quarter for which we are calculating the fee. The fee is payable quarterly in an amount equal to 0.1875% of average gross real estate assets as of the last day of such quarter.

•

We will pay our advisor an incentive fee based on our pre-incentive fee core funds from operations, or Core FFO, a non-GAAP measure as defined in the advisory agreement. The incentive fee is computed at the end of each fiscal quarter as follows:

•

no incentive fee in any fiscal quarter in which our pre-incentive fee Core FFO does not exceed the hurdle rate of 1.75% (7% annualized) of the cumulative gross amount of equity capital we have obtained; and

•	20% of the amount of our pre-incentive fee Core FFO that exceeds 1.75% (7% annualized) of the cumulative gross amount of equity capital we have obtained.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions and beliefs, which involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to:

•	the fact that we have a limited operating history;

•	our ability to effectively deploy the proceeds we expect to raise in our underwritten public offering of common stock;

•	changes in economic conditions generally and the real estate market specifically;

•	legislative or regulatory changes (including changes to the laws governing the taxation of REITs);

•	the availability of capital;

•	interest rates; and

•	changes to generally accepted accounting principles, or GAAP.

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

All forward-looking statements included herein should be read in light of the factors identified in the “Risk Factors” section of our Annual Report on Form 10-K filed with the SEC on March 13, 2013, as the same may be amended and supplemented from time to time.

Overview

We are a Maryland corporation that owns well-located apartment properties in geographic submarkets that we believe support strong occupancy and have the potential for growth in rental rates. We seek to provide stockholders with attractive risk-adjusted returns, with an emphasis on distributions and capital appreciation. We are externally advised by a wholly-owned subsidiary of RAIT financial Trust (NYSE: RAS), a REIT that invests primarily in commercial mortgages and, to a lesser extent, apartment properties. We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, or the Code, commencing with our taxable year ended December 31, 2011.

We acquire and operate apartment properties that:

•	have stable occupancy rates and resident bases;

•	are located in submarkets that we do not expect to experience substantial new apartment construction in the foreseeable future;

•	in appropriate circumstances, have opportunities for repositioning or updating through capital expenditures; and

•	provide opportunities to apply tailored marketing and management strategies designed to attract and retain residents and enable rent increases.

As of March 31, 2013, we own eight apartment properties containing an aggregate of 2,004 apartment units in Arizona, Colorado, Georgia, Indiana, Texas and Virginia. We refer to these apartment properties as our “existing portfolio.” As of March 31, 2013, our existing portfolio had an average occupancy of 94% and an average monthly effective rent per occupied apartment unit of $791.

We were formed in 2009. Affiliates of RAIT contributed seven of the eight properties in our existing portfolio to our operating partnership in exchange for 5,111,500 common units in our operating partnership, and acquired an additional 163,200 common units for cash to fund closing costs in connection with the contributions. In 2012, we purchased the eighth property in our existing portfolio from an unaffiliated third party. In April 2013, as described in “Public Offerings” below, we terminated our continuous offering and amended our registration statement. Prior to the consummation of the underwritten offering, RAIT will exchange all of its common units for 5,274,900 shares of our common stock. RAIT is currently our largest stockholder, and, following the exchange but before consummation of our offering, will hold approximately 99.1% of the outstanding shares of our common stock. Each of our apartment properties is managed by Jupiter, a majority owned subsidiary of RAIT.

On June 10, 2011, our Registration Statement on Form S-11 (File No. 333-173391), or the registration statement, for a continuous offering of a minimum of 250,000 shares and a maximum of 100,000,000 shares of common stock for sale to the public at a price of $10.00 per share (subject to certain discounts) in the primary offering and $9.50 per share pursuant to our distribution reinvestment plan, which we refer to collectively as our continuous offering, was declared effective under the Securities Act of 1933, as amended, or the Securities Act. During the quarter ended March 31, 2012, we satisfied the minimum offering amount of our offering as a result of our sale of 300,000 shares of our common stock for $10.00 per share for total gross proceeds of $3,000 to RAIT NTR. During the three months ended March 31, 2013, we sold an additional 11,300 shares in our offering to unaffiliated investors. Through April 8, 2013, we sold common stock pursuant to this registered continuous offering carried out in a manner consistent with offerings of non-listed REITs. Subsequently, we decided to sell shares of common stock in an underwritten public offering and terminate this continuous offering. Accordingly, we amended the registration statement, or the amended registration statement, on April 26, 2013 to terminate our continuous offering and describe the anticipated underwritten public offering, or the underwritten offering. There can be no assurance that we will be able to complete the underwritten offering. While the amended registration statement has been filed with the SEC, it has not yet been declared effective by the SEC. The common stock to be registered pursuant to our amended registration statement may not be sold nor may offers to buy be accepted prior to the time the amended registration statement becomes effective. Any disclosure concerning the underwritten offering is neither an offer nor a solicitation to purchase our securities.

Our Properties

The following table presents an overview of our apartment portfolio as of March 31, 2013:

Property Name	Location	Purchase Date	Year Built or Renovated (1)	Units (2)		Average Occupancy (3)		Average Monthly Effective Rent per Occupied Unit (4)
Belle Creek	Henderson, Colorado	4/29/11	2011	162	(5)	95.7	%(5)	$896	(5)
Centrepoint	Tucson, Arizona	12/16/11	2006	320		98.1		817
Copper Mill	Austin, Texas	4/29/11	2010	320		95.3		719
Crestmont	Marietta, Georgia	4/29/11	2010	228		94.3		705
Cumberland Glen	Smyrna, Georgia	4/29/11	2010	222		94.6		662
Heritage Trace	Newport News, Virginia	4/29/11	2010	200		80.0		751
Runaway Bay	Indianapolis, Indiana	10/11/12	2002	192		93.8		939
Tresa at Arrowhead	Phoenix, Arizona	4/29/11	2006	360		96.7		836

				2,004		93.6%		$791

(1)	All dates are for the year in which a renovation program was completed, except for Runaway Bay, which is the year construction was completed. The year construction was completed for each of the other properties is: Belle Creek - 2002; Centrepoint - 1995; Copper Mill - 1984; Crestmont - 1987; Cumberland Glen - 1987; Heritage Trace - 1973; and Tresa at Arrowhead - 1998.
(2)	Units represents the total number of apartment units available for rent at March 31, 2013.
(3)	Average occupancy for each of our properties is calculated as (i) total units rented as of March 31, 2013 divided by (ii) total units available as of March 31, 2013, expressed as a percentage.
(4)	Average monthly effective rent per occupied unit represents the average monthly rent for all occupied units for the three months ended March 31, 2013.
(5)	Does not include 6,256 square feet of retail space in six units, of which 1,010 square feet of space is occupied by Jupiter for use as the leasing office. The remaining 5,246 square feet of space is 100% occupied by five tenants with an average monthly base rent of $1,564, or $16.50 per square foot per year.

Non-GAAP Financial Measures

Funds from Operations and Core Funds from Operations

We believe that FFO and Core FFO, each of which is a non-GAAP measure, are additional appropriate measures of the operating performance of a REIT and us in particular. We compute FFO in accordance with the standards established by the National Association of Real Estate Investment Trusts, or NAREIT, as net income or loss allocated to common shares (computed in accordance with GAAP), excluding real estate-related depreciation and amortization expense, gains or losses on sales of real estate and the cumulative effect of changes in accounting principles.

Core FFO is a computation made by analysts and investors to measure a real estate company’s operating performance by removing the effect of items that do not reflect ongoing property operations, including acquisition expenses, expensed costs related to the issuance of shares of our common stock and equity-based compensation expenses, from the determination of FFO. We incur acquisition expenses in connection with acquisitions of real estate properties and expense those costs when incurred in accordance with U.S. GAAP. As these expenses are one-time and reflective of investing activities rather than operating performance, we add back these costs to FFO in determining Core FFO.

Our calculation of Core FFO differs from the methodology used for calculating Core FFO by certain other REITs and, accordingly, our Core FFO may not be comparable to Core FFO reported by other REITs. Our management utilizes FFO and Core FFO as measures of our operating performance, and believes they are also useful to investors, because they facilitate an understanding of our operating performance after adjustment for certain non-cash items, such as depreciation and amortization expenses, and acquisition expenses and pursuit costs that are required by GAAP to be expensed but may not necessarily be indicative of current operating performance and that may not accurately compare our operating performance between periods. Furthermore, although FFO, Core FFO and other supplemental performance measures are defined in various ways throughout the REIT industry, we also believe that FFO and Core FFO may provide us and our investors with an additional useful measure to compare our financial performance to certain other REITs. We will also use Core FFO for purposes of determining the quarterly incentive fee, if any, payable to our advisor after April 30, 2013. See “Our Advisor, Our Property Manager and Related Agreements—Compensation to Our Advisor and Our Property Manager.”

Neither FFO nor Core FFO is equivalent to net income or cash generated from operating activities determined in accordance with GAAP. Furthermore, FFO and Core FFO do not represent amounts available for management’s discretionary use because of needed capital replacement or expansion, debt service obligations or other commitments or uncertainties. Neither FFO nor Core FFO should be considered as an alternative to net income as an indicator of our operating performance or as an alternative to cash flow from operating activities as a measure of our liquidity.

Set forth below is a reconciliation of net income (loss) to FFO and Core FFO for the three months ended March 31, 2013 and 2012 (in thousands, except share and per share information):

	For the Three-Month Period Ended March 31, 2013		For the Three-Month Period Ended March 31, 2012
	Amount	Per Share	Amount	Per Share
Funds From Operations:
Net income (loss)	$340	$0.06	$153	$0.03
Adjustments:
Income allocated to preferred shares	(4)	(0.00)	—	—
Income allocated to preferred units	(88)	(0.02)	—	—
Real estate depreciation and amortization	1,036	0.18	820	0.15

Funds From Operations	$1,284	$0.23	$973	$0.18

Weighted-average shares—diluted (a)	5,620,810	5,620,810	5,400,395	5,400,395

Core Funds From Operations:
Funds From Operations	$1,284	$0.23	$973	$0.18
Adjustments:
Acquisition fees and expenses	—	—	27	0.00

Core Funds From Operations	$1,284	$0.23	$1,000	$0.18

Weighted-average shares—diluted (a)	5,620,810	5,620,810	5,400,395	5,400,395

(a)	Weighted-average shares—diluted includes 5,274,900 limited partnership units that are exchangeable for common stock as of March 31, 2013 and 2012.

Results of Operations

Three-Month Period Ended March 31, 2013 Compared to the Three-Month Period Ended March 31, 2012

Our total revenue increased $0.7 million to $4.7 million for the three-month period ended March 31, 2013 from $4.0 million for the three-month period ended March 31, 2012. The increase is primarily attributable to a property we acquired on October 11, 2012 along with improved occupancy and rental rates.

Our expenses increased $0.5 million to $3.5 million for the three-month period ended March 31, 2013 from $3.0 million for the three-month period ended March 31, 2012. Expenses were comprised primarily of property operating expenses which increased $0.3 million to $2.2 million from $1.9 million for the three-month period ended March 31, 2012 and depreciation and amortization which increased $0.2 million to $1.0 million from $0.8 million for the three-month period ended March 31, 2012. The increase is primarily attributable to a property we acquired on October 11, 2012. We incurred certain general and administrative expenses related to audit and other professional fees, trustee fees and other federal and state filing fees during the three-month periods ended March 31, 2013 and 2012 of $0.3 million and $0.3 million, respectively.

Our interest expense increased $0.1 million to $0.9 million for the three-month period ended March 31, 2013 from $0.8 for the three-month period ended March 31, 2012. The increase is attributable to the mortgage indebtedness used to finance the acquisition of a property on October 11, 2012.

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

Our primary cash requirements are to:

•	make investments and fund the associated costs;

•	repay our indebtedness;

•	pay our operating expenses, including fees paid to our advisor and our property manager; and

•

distribute a minimum of 90% of our REIT taxable income (determined without regard to the deduction for dividends paid and excluding net capital gain) and to make investments in a manner that enables us to maintain our qualification as a REIT.

We intend to meet these liquidity requirements primarily through:

•	the use of our cash and cash equivalent balance of $2.7 million as of March 31, 2013;

•	cash generated from operating activities;

•	proceeds from the sale of our common stock pursuant to the offering described in the amended registration statement;

•	if required proceeds from future borrowings and offerings.

Through April 8, 2013, we had sold shares of our common stock pursuant to the continuous offering carried out in a manner consistent with offerings of non-listed REITs. Our board of directors subsequently determined that it would be in our best interest to sell our common stock in an underwritten offering described in the amended registration statement, and terminate our continuous offering. Through March 31, 2013 we had raised $3.3 million, including $0.3 million from unaffiliated investors, in net proceeds from our continuous offering. We will depend on the net proceeds of the offering described in the amended registration statement, and any future offerings in which we engage, together with the proceeds of debt financings, to meet our investment objectives of acquiring, owning and operating a portfolio of apartment properties. We will seek to enhance our growth through the use of prudent amounts of leverage. In general, we intend to limit our aggregate leverage to 70% of the combined initial purchase price of all of our real estate properties. During the period following the underwritten offering, we may employ greater leverage in order to more quickly build a diversified portfolio of assets

Cash Flows

As of March 31, 2013 and 2012, we maintained cash and cash equivalents of approximately $2.7 million and $4.2 million, respectively. Our cash and cash equivalents were generated from the following activities (dollars in thousands):

	For the Three-Month Periods Ended March 31
	2013	2012
Cash flow from operating activities	$1,381	$1,164
Cash flow from investing activities	(270)	(392)
Cash flow from financing activities	(916)	2,335

Net change in cash and cash equivalents	195	3,107
Cash and cash equivalents at beginning of period	2,533	1,107

Cash and cash equivalents at end of period	$2,728	$4,214

Our increased cash inflow from operating activities during the three-month period ended March 31, 2013 is due to the acquisition of a property on October 11, 2012 along with improved occupancy and rental rates.

The cash inflow from our financing activities during the three-month period ended March 31, 2012 is substantially due to the issuance of 300,000 shares of our common stock for $3.0 million in cash.

Off-Balance Sheet Arrangements

None.

Critical Accounting Estimates and Policies

Our Annual Report on Form 10-K for the year ended December 31, 2012 contains a discussion of our critical accounting policies. Management discusses our critical accounting policies and management’s judgments and estimates with our Audit Committee.

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

There have been no material changes in quantitative and qualitative market risks during the three months ended March 31, 2013 from the disclosures included in our Annual Report on Form 10-K for the year ended December 31, 2012. Reference is made to Item 7A included in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

There have not been any material changes from the risk factors previously disclosed in Item 1A—“Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2013, our company did not repurchase any of our securities or issue any equity securities that were not registered under the Securities Act of 1933, as amended.

On June 10, 2011, our Registration Statement on Form S-11 (File No. 333-173391) for a continuous offering of a minimum of 250,000 shares and a maximum of 100,000,000 shares of common stock for sale to the public at a price of $10.00 per share (subject to certain discounts) in the primary offering and $9.50 per share pursuant to our distribution reinvestment plan, which we refer to collectively as our offering, was initially declared effective under the Securities Act of 1933, as amended, or the Securities Act. Independence Realty Securities, LLC, an affiliate of RAIT, is serving as the dealer manager for the offering. As of March 31, 2013, we had sold 336,300 shares of our common stock for $10.00 per share for total gross proceeds of $3,363,000, including 300,000 shares sold to RAIT NTR. Through the filing date of this report, we used $2,012,500 of the proceeds of our offering to partially fund the purchase price for Runaway Bay Apartments. As described above, we have filed the amended registration statement to terminate the continuous offering and describe a proposed underwritten offering.

From the effective date of our registration statement through March 31, 2013, we incurred actual selling commissions, dealer manager fees and organization and other offering costs in our offering in the amounts set forth below. The dealer manager reallowed all of the selling commissions and a portion of the dealer manager fee to participating broker-dealers.

Type of Expense	Amount	Percentage of Offering Proceeds
Selling commissions	$25,410	0.76%
Dealer manager fees	10,890	0.32%
Other organization and other offering costs	33,630	1.00%

Total expenses related to the offering	$69,930	2.08%

From the commencement of the offering through March 31, 2013, the net offering proceeds to us, after deducting the total expenses related to the offering as described above, were $3,293,070. We have issued 258 shares pursuant to our distribution reinvestment plan through March 31, 2013. On April 26, 2013, we filed the amended registration statement which reallocated the common stock available under the DRP to the underwritten offering and subsequently terminated the DRP.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information.

The disclosure below is intended to satisfy any obligation of the Company to provide disclosure pursuant Item 1.01-“Entry into a Material Definitive Agreement” of Form 8-K.

Effective as of May 7, 2013, the operating partnership adopted the Fourth Amended and Restated Agreement of Limited Partnership of Independence Realty Operating Partnership, LP, or the amended and restated operating partnership agreement. The amended and restated operating partnership agreement was adopted primarily to (i) eliminate the special units previously issued to RAIT NTR in connection with the amendment and restatement of the amended and restated advisory agreement described below and (ii) reflect the exchange of shares of the Company’s common stock for limited partnership common units of the operating partnership held by RAIT NTR and other wholly-owned subsidiaries of RAIT, or the RAIT subsidiaries, described below. As described in this report, the operating partnership is a subsidiary of the Company which serves as its operating partnership. A copy of the amended and restated operating partnership agreement is attached to this report as Exhibit 4.1 and is incorporated herein by reference.

Effective as of May 7, 2013, the Company, the operating partnership and the advisor entered into the Second Amended and Restated Advisory Agreement, or the amended and restated advisory agreement. The amended and restated advisory agreement was adopted primarily to adjust the advisor’s compensation and modify its duties to the Company. As described in this report, the advisor is a subsidiary of RAIT which serves as the Company’s advisor. A copy of the amended and restated advisory agreement is attached to this report as Exhibit 10.1 and is incorporated herein by reference.

The disclosure below is intended to satisfy any obligation of ours to provide disclosure pursuant (e) of Item 3.02 “Unregistered Sales of Equity Securities” of Form 8-K.

On May 7, 2013, the Company contributed $1,000 to its newly formed wholly owned subsidiary, IRT Limited Partner, LLC, or the OP limited partner. The OP limited partner then contributed $1,000 to the operating partnership and the operating partnership issued the OP limited partner 100 common units of the operating partnership characterized as limited partnership interests. The common units of the operating partnership issued were issued in reliance on an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

On May 7, 2013, the Company issued an aggregate of 5,274,900 shares of its common stock to the RAIT subsidiaries in exchange for 5,274,900 common units of limited partnership interest in the operating partnership held by the RAIT subsidiaries. The exchange was effected pursuant to the terms of the Third Amended and Restated Agreement of Limited Partnership of the operating partnership immediately prior to the effectiveness of the amended and restated operating partnership agreement described above. The Third Amended and Restated Agreement of Limited Partnership of the operating partnership provided that each holder of a common unit of the operating partnership had the right to cause the operating partnership to exchange the holder’s units for cash equal to the value of an equivalent number of shares of the Company’s common stock or, at the Company’s option, for shares of the Company’s common stock on a one-for-one basis. This right was not changed in the amended and restated operating partnership agreement described above. The Company exercised its option to exchange each holder’s units for the Company’s common stock. The shares of Company common stock issued were issued in reliance on an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

The disclosure below is intended to satisfy any obligation of ours to provide disclosure pursuant to Item 3.03-“Material Modification to Rights of Security Holders” and Item 5.03-“Amendments to Articles of Incorporation or Bylaws; Change in Fiscal Year” of Form 8-K.

The disclosure above concerning the amended and restated operating partnership agreement is incorporated herein by reference.

On May 7, 2013, the board of directors of the Company, or the board, adopted the Second Amendment and Restatement of the Company’s Bylaws, or the amended and restated bylaws. The changes included, among other things, removing requirements relating to the independent directors and also permitting stockholders to take action by written consent of stockholders holding the minimum number of votes that would be necessary to authorize an action at a meeting of stockholders. A copy of the amended and restated bylaws is attached to this report as Exhibit 3.2 and is incorporated herein by reference.

On May 7, 2013, the board deemed advisable and submitted to RAIT NTR, as the holder of over 90% of the Company’s common stock, the Sixth Amendment to the Company’s charter, or the charter amendment, for approval. On May 7, 2013, RAIT NTR approved the charter amendment by written consent in accordance with the amended and restated bylaws. The changes included, among other things, removing financial requirements relating to the Company’s operations and other requirements. The charter amendment was filed with the Maryland State Department of Assessments and Taxation on May 7, 2013. A copy of the amended charter is attached to this report as Exhibit 3.1 and is incorporated herein by reference.

Item 6.	Exhibits.

The exhibits listed on the Exhibit Index (following the signatures section of this Quarterly Report on Form 10-Q) are included herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Independence Realty Trust, Inc.

Date: May 13, 2013	By:	/S/ SCOTT F. SCHAEFFER
Scott F. Schaeffer
Chairman of the Board, Chief Executive Officer and President
(Principal Executive Officer)

Date: May 13, 2013	By:	/S/ JAMES J. SEBRA
James J. Sebra
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit	Description

3.1	Sixth Articles of Amendment and Restatement of the Company, dated as of May 7, 2013.

3.2	Second Amended and Restated Bylaws of the Company, dated as of May 7, 2013.

4.1	Fourth Amended and Restated Agreement of Limited Partnership of Independence Realty Operating Partnership, LP, dated as of May 7, 2013.

10.1	Second Amended and Restated Advisory Agreement by and among the Company, Independence Realty Operating Partnership, LP and Independence Realty Advisors, LLC, dated as of May 7, 2013.

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	XBRL (eXtensible Business Reporting Language). The following materials, formatted in XBRL: (i) Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012, (ii) Consolidated Statements of Operations for the three-month periods ended March 31, 2013 and March 31, 2012, (iii) Consolidated Statements of Cash Flows for the three-month periods ended March 31, 2013 and March 31, 2012, and (v) notes to the consolidated financial statements as of March 31, 2013. As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purpose of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.