Form 10-Q
period 2013-06-30
INDEPENDENCE REALTY TRUST, INC
filed 2013-08-14
CIK 1466085

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 001-36041

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

As of August 13, 2013 there were 5,643,540 shares of the Registrant’s common stock issued and outstanding.

INDEPENDENCE REALTY TRUST, INC.

ii

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

Independence Realty Trust, Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited and dollars in thousands, except share and per share data)

	As of June 30, 2013	As of December 31, 2012
ASSETS:
Investments in real estate:
Investments in real estate at cost	$154,040	$153,565
Accumulated depreciation	(13,949)	(12,283)

Investments in real estate, net	140,091	141,282
Cash and cash equivalents	2,248	2,533
Restricted cash	856	1,150
Accounts receivable and other assets	1,010	345
Intangible assets, net of accumulated amortization of $314 and $79, respectively	39	274
Deferred costs, net of accumulated amortization of $104 and $68, respectively	577	613

Total Assets	$144,821	$146,197

LIABILITIES AND EQUITY:
Mortgage indebtedness	$92,360	$92,413
Accounts payable and accrued expenses	1,769	1,986
Accrued interest payable	31	32
Dividends payable	376	499
Other liabilities	454	416

Total Liabilities	94,990	95,346

Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized, 125 and 125 shares issued and outstanding, respectively	—	—
Common stock, $0.01 par value; 300,000,000 shares authorized, 5,643,540 and 345,063 shares issued and outstanding, respectively	56	3
Additional paid-in capital	47,229	3,490
Retained earnings (accumulated deficit)	(954)	(401)

Total stockholders’ equity	46,331	3,092
Non-controlling interest	3,500	47,759

Total Equity	49,831	50,851

Total Liabilities and Equity	$144,821	$146,197

The accompanying notes are an integral part of these consolidated financial statements.

Independence Realty Trust, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited and dollars in thousands, except share and per share data)

	For the Three-Month Periods Ended June 30		For the Six-Month Periods Ended June 30
	2013	2012	2013	2012
REVENUE:
Rental income	$4,218	$3,652	$8,396	$7,218
Tenant reimbursement and other property income	220	201	443	394
Other income	262	233	549	464

Total revenue	4,700	4,086	9,388	8,076
EXPENSES:
Property operating expenses	2,241	1,924	4,406	3,809
General and administrative expenses	94	247	271	499
Asset Management Fees	79	53	161	106
Acquisition expenses	—	13	—	40
Depreciation and amortization	1,063	811	2,099	1,631

Total expenses	3,477	3,048	6,937	6,085

Operating income	1,223	1,038	2,451	1,991
Interest expense	(899)	(799)	(1,787)	(1,599)

Net income (loss):	324	239	664	392
Income allocated to preferred shares	(4)	(4)	(8)	(8)
Income (loss) allocated to non-controlling interest	(272)	(249)	(604)	(424)

Net income (loss) allocable to common shares	$48	$(14)	$52	$(40)

Earnings (loss) per share:
Basic	$0.01	$(0.04)	$0.03	$(0.18)

Diluted	$0.01	$(0.04)	$0.03	$(0.18)

Weighted-average shares:
Basic	3,556,349	320,000	1,959,998	222,747

Diluted	3,556,349	320,000	1,959,998	222,747

Dividends declared per common share	$0.16	$0.15	$0.31	$0.30

The accompanying notes are an integral part of these consolidated financial statements.

Independence Realty Trust, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited and dollars in thousands)

	For the Six-Month Periods Ended June 30
	2013	2012
Cash flows from operating activities:
Net income (loss)	$664	$392
Depreciation and amortization	2,099	1,631
Amortization of deferred financing costs	36	92
Changes in assets and liabilities:
Accounts receivable and other assets	(665)	(64)
Accounts payable and accrued expenses	(116)	(155)
Other liabilities	38	(21)

Net cash from operating activities	2,056	1,875
Cash flows from investing activities:
Capital expenditures	(673)	(592)
Increase in restricted cash	294	89

Net cash from investing activities	(379)	(503)
Cash flows from financing activities:
Proceeds from issuance of preferred stock	—	100
Proceeds from issuance of common stock	207	2,970
Payments for deferred financing costs	(102)	7
Debt repayments	(53)	—
Distributions on common stock	(333)	(52)
Distributions on preferred stock	(8)	(8)
Distributions to non-controlling interests	(1,673)	(1,556)

Net cash from financing activities	(1,962)	1,461

Net change in cash and cash equivalents	(285)	2,833
Cash and cash equivalents, beginning of period	2,533	1,107

Cash and cash equivalents, end of the period	$2,248	$3,940

Supplemental cash flow information:
Cash paid for interest	$1,752	$1,575
Non cash decrease in noncontrolling interest from conversion of common limited partnership units to shares of common stock	$43,532	$—

The accompanying notes are an integral part of these consolidated financial statements.

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of June 30, 2013

(Unaudited and dollars in thousands, except share and per share data)

NOTE 1: Organization

Independence Realty Trust, Inc., or the Company, was formed on March 26, 2009 as a Maryland corporation that has elected to be taxed as a real estate investment trust, or REIT, commencing with the taxable year ended December 31, 2011. We are externally managed by a subsidiary of RAIT Financial Trust, or RAIT, a publicly traded Maryland REIT whose common shares are listed on the New York Stock Exchange under the symbol “RAS.” As used herein, the terms “we,” “our” and “us” refer to the Company and, as required by context, Independence Realty Operating Partnership, LP, which we refer to as our operating partnership, and their subsidiaries. We currently hold a portfolio of apartment properties and intend to invest the net proceeds of our public offering described below in a diversified portfolio of apartment properties that have the potential to generate attractive returns. We own substantially all of our assets and conduct our operations through our operating partnership, of which we are the sole general partner.

We sold 20,000 shares of our common stock to Independence Realty Advisors, LLC, our advisor, on April 30, 2009. Our advisor was purchased on January 20, 2011 by a wholly owned subsidiary of RAIT. Our advisor transferred its 20,000 shares to RAIT NTR Holdings, LLC, or RAIT NTR, an indirect wholly owned subsidiary of RAIT, on June 18, 2012.

On June 10, 2011, our Registration Statement on Form S-11 (File No. 333-173391), or the prior registration statement, for a continuous offering of a minimum of 250,000 shares and a maximum of 100,000,000 shares of common stock for sale to the public at a price of $10.00 per share (subject to certain discounts) in the primary offering and $9.50 per share pursuant to our distribution reinvestment plan, which we refer to collectively as our continuous offering, was declared effective under the Securities Act of 1933, as amended, or the Securities Act. During the quarter ended March 31, 2012, we satisfied the minimum offering amount of our offering as a result of our sale of 300,000 shares of our common stock for $10.00 per share for total gross proceeds of $3,000 to RAIT NTR. During the three months ended June 30, 2013, we sold an additional 12,000 shares in our offering to unaffiliated investors. Through April 8, 2013, we sold common stock pursuant to this registered continuous offering carried out in a manner consistent with offerings of non-listed REITs. Subsequently, we decided to sell shares of common stock in an underwritten public offering and terminate our continuous offering. Accordingly, we amended the prior registration statement, on April 26, 2013 to terminate our continuous offering and describe the anticipated underwritten public offering, or the underwritten offering.

We subsequently determined to register the shares of common stock that were to be offered in the underwritten public offering by filing a Registration Statement on Form S-11 (File No. 333-188577), or the registration statement, with the Securities and Exchange Commission, or SEC, on May 14, 2013. On August 13, 2013, the SEC declared the registration statement effective and we announced the pricing of our public offering of 4,000,000 shares of common stock at a public offering price of $8.50 per share for total gross proceeds of approximately $34.0 million. We also granted the underwriters a 30-day option to purchase up to an additional 600,000 shares of common stock at the public offering price, less underwriting discounts and commissions, solely to cover overallotments, if any. The net proceeds of the offering are estimated to be approximately $31.1 million after deducting underwriting discounts and commissions and estimated offering expenses, prior to any exercise of the underwriters’ overallotment option. We intend to use the net proceeds from the offering to acquire additional properties, redeem all of our and our operating partnership’s outstanding preferred securities and for general corporate purposes. A registration statement relating to these securities has been declared effective by the SEC. This offering is being made solely by means of a prospectus.

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

As of June 30, 2013, we owned eight apartment properties with 2,004 units located in six states.

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

As of June 30, 2013

(Unaudited and dollars in thousands, except share and per share data)

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

Our advisor has advanced or reimbursed, and may continue to advance or reimburse, all the organization and offering costs incurred on our behalf. We will reimburse our advisor up to 1.0% of gross offering proceeds. As of June 30, 2013, our gross offering proceeds were $3,483. Organization and offering costs include items such as legal and accounting fees, marketing, promotional and printing costs. All organizational cost will be expensed when incurred. All offering costs will be recorded as a reduction of additional paid-in-capital when incurred. Our advisor has incurred $4,478 of organization and offering costs from our date of inception through June 30, 2013, of which $35 have been reimbursed to our advisor.

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

As of June 30, 2013

(Unaudited and dollars in thousands, except share and per share data)

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

h. Fair Value of Financial Instruments

In accordance with FASB ASC Topic 820, “Fair Value Measurements and Disclosures”, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation techniques involve management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instruments’ complexity for disclosure purposes. Assets and liabilities recorded at fair value in the consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their value. Hierarchical levels, as defined in FASB ASC Topic 820, “Fair Value Measurements and Disclosures” and directly related to the amount of subjectivity associated with the inputs to fair valuations of these assets and liabilities, are as follows:

• Level 1: Valuations are based on unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date. The types of assets carried at level 1 fair value generally are equity securities listed in active markets. As such, valuations of these investments do not entail a significant degree of judgment.

• Level 2: Valuations are based on quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active or for which all significant inputs are observable, either directly or indirectly.

• Level 3: Inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of June 30, 2013

(Unaudited and dollars in thousands, except share and per share data)

falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset.

The availability of observable inputs can vary depending on the financial asset or liability and is affected by a wide variety of factors, including, for example, the type of investment, whether the investment is new, whether the investment is traded on an active exchange or in the secondary market, and the current market condition. To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by us in determining fair value is greatest for instruments categorized in level 3.

Fair value is a market-based measure considered from the perspective of a market participant who holds the asset or owes the liability rather than an entity-specific measure. Therefore, even when market assumptions are not readily available, our own assumptions are set to reflect those that management believes market participants would use in pricing the asset or liability at the measurement date. We use prices and inputs that management believes are current as of the measurement date, including during periods of market dislocation. In periods of market dislocation, the observability of prices and inputs may be reduced for many instruments. This condition could cause an instrument to be transferred from Level 1 to Level 2 or Level 2 to Level 3.

Fair value for certain of our Level 3 financial instruments is derived using internal valuation models. These internal valuation models include discounted cash flow analyses developed by management using current interest rates, estimates of the term of the particular instrument, specific issuer information and other market data for securities without an active market. In accordance with FASB ASC Topic 820, “Fair Value Measurements and Disclosures”, the impact of our own credit spreads is also considered when measuring the fair value of financial assets or liabilities, including derivative contracts. Where appropriate, valuation adjustments are made to account for various factors, including bid-ask spreads, credit quality and market liquidity. These adjustments are applied on a consistent basis and are based on observable inputs where available. Management’s estimate of fair value requires significant management judgment and is subject to a high degree of variability based upon market conditions, the availability of specific issuer information and management’s assumptions.

FASB ASC Topic 825, “Financial Instruments” requires disclosure of the fair value of financial instruments for which it is practicable to estimate that value. The fair value of mortgage indebtedness is based on a discounted cash flows valuation technique, which classifies this as a level 3 liability within the fair value hierarchy. The carrying value and fair value of mortgage indebtedness as of June 30, 2013 is $92,360 and $92,876, respectively. The carrying value and fair value of mortgage indebtedness as of December 31, 2012 was $92,413 and $95,827, respectively. The fair value of cash and cash equivalents and restricted cash approximates cost due to the nature of these instruments.

i. Deferred Costs

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

j. Income Taxes

We have elected to be taxed as a REIT beginning with the taxable year ended December 31, 2011. Accordingly, we recorded no income tax expense for the three and six months ended June 30, 2013 and 2012.

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

As of June 30, 2013

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

NOTE 3: Investments in Real Estate

As of June 30, 2013, our investments in real estate consisted of eight apartment properties with 2,004 units. The table below summarizes our investments in real estate as of June 30, 2013 and December 31, 2012:

	As of June 30, 2013	As of December 31, 2012
Land	$30,168	$30,168
Building	121,390	121,390
Furniture, fixtures and equipment	2,482	2,007

Total investment in real estate	154,040	153,565
Accumulated depreciation	(13,949)	(12,283)

Investments in real estate, net	$140,091	$141,282

On October 11, 2012, we acquired a fee simple interest in a 192-unit multifamily residential community located in Indianapolis, Indiana, known as Runaway Bay Apartments. We acquired the property through a wholly owned subsidiary of our operating partnership, from an unaffiliated third party. We acquired the property for an aggregate purchase price of $15,750 exclusive of closing costs. We paid the purchase price with a combination of a $10,238 first mortgage loan and $5,512 in cash.

The following table summarizes the aggregate carrying value of the assets and liabilities associated with the properties acquired during the year ended December 31, 2012, on the respective date of each acquisition, for the real estate accounted for under FASB ASC Topic 805.

Description	Carrying Amount
Assets acquired:
Investments in real estate	$15,397
Intangible asset	353
Liabilities assumed:
Mortgage indebtedness	(10,238)

Carrying amount of net assets acquired	5,512

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of June 30, 2013

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

Description	For the Three-Month Period Ended June 30, 2012	For the Six-Month Period Ended June 30, 2012
Total revenue, as reported	$4,086	$8,076
Pro forma revenue	4,625	9,154
Net income (loss) allocable to common shares, as reported	(14)	(40)
Pro forma net income (loss) allocable to common shares	(12)	(43)

NOTE 4: Mortgage Indebtedness

Each of our properties is encumbered by a first mortgage. A summary of each mortgage, as of June 30, 2013 and December 31, 2012, is as follows:

	Outstanding Principal
Property	As of June 30, 2013	As of December 31, 2012	Current Interest Rate		Maturity Date
Belle Creek Apartments	10,575	10,575	2.5	(1)	April 28, 2021
Centrepoint Apartments	17,600	17,600	3.7	(2)	January 1, 2019
Copper Mill Apartments	7,335	7,350	5.7	(3)	May 1, 2021
Crestmont Apartments	6,737	6,750	5.7	(3)	May 1, 2021
Cumberland Glen Apartments	6,886	6,900	5.7	(3)	May 1, 2021
Heritage Trace Apartments	5,489	5,500	5.7	(3)	May 1, 2021
Runaway Bay Apartments	10,238	10,238	3.6	(4)	November 1, 2022
Tresa at Arrowhead	27,500	27,500	2.5	(1)	April 28, 2021

Total /Weighted-Average	$92,360	$92,413	3.8%

(1)	Floating rate at 225 basis points over 30-day LIBOR. As of June 30, 2013 30-day LIBOR was 0.19%. Interest only payments are due monthly.
(2)	Fixed rate. Interest only payments are due monthly. Beginning February 1, 2015, principal and interest payments are required based on a 30-year amortization schedule.
(3)	Fixed rate. Interest only payments are due monthly. Beginning May 1, 2013, principal and interest payments are required based on a 30-year amortization schedule.
(4)	Fixed Rate. Interest only payments are due monthly. Beginning December 1, 2013, principal and interest payments are required based on a 30-year amortization schedule.

As of June 30, 2013 RAIT holds $38,075 of our debt while $54,285 is held by third parties. As of December 31, 2012, RAIT holds $38,075 of our debt while $54,338 is held by third parties. For the three and six months ended June 30, 2013, we paid $241 and $479 of interest to RAIT, respectively. For the three and six months ended June 30, 2012, we paid $241 and $481 of interest to RAIT, respectively.

NOTE 5: Shareholder Equity and Non-Controlling Interest

Stockholder Equity

Preferred Shares

On February 28, 2013, our board of directors authorized and declared distributions on our Series A Preferred Stock for the period beginning on January 1, 2013, and ending on June 30, 2013. The distributions are payable to the holders of the Series A Preferred Stock of record at a rate of $0.34722222 per day, which is an amount that is equivalent to a 12.5% annualized distribution rate based on a share price of $1,000. The distributions were aggregated and paid in cash on June 28, 2013, pursuant to the requirements of our charter.

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of June 30, 2013

(Unaudited and dollars in thousands, except share and per share data)

On July 25, 2013, our board of directors authorized setting aside amounts sufficient to redeem our Series A Preferred Stock with the proceeds of our underwritten offering.

Common Shares

On February 28, 2013, our board of directors authorized and declared distributions on our common stock for the months of January through June 2013. For the months of January through March 2013, the distributions were payable to the holders of our common stock at a rate of $0.00163934 per share per day, which is an amount that is equivalent to a 6.0% annualized distribution rate based on a share price of $10.00. For the months of April through June 2013, our board of directors authorized and declared distributions on our common stock at a rate of $0.00171233 per share per day, which is an amount that is equivalent to a 6.25% annualized distribution rate based on a share price of $10.00. The distributions for each month were aggregated and paid on or before the fifteenth day following the completion of each respective month. All distributions were paid in cash.

On July 25, 2013, our board of directors declared the following dividends for July, August and September 2013:

Month	Record Date	Payment Date	Dividend Declared Per Share
July 2013	August 5, 2013	August 15, 2013	$0.05333
August 2013	August 30, 2013	September 13, 2013	$0.05333
September 2013	September 30, 2013	October 15, 2013	$0.05333

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

On July 25, 2013, our board of directors, in our capacity as the general partner of the operating partnership, authorized setting aside amounts sufficient to redeem our operating partnership’s Series B Preferred Units with the proceeds of our underwritten offering. Our operating partnership, at its option, may redeem the Series B Preferred Units, in whole or in part, at any time or from time to time for a redemption price equal to $10 plus all accrued and unpaid distributions thereon to and including the date fixed for redemption.

On May 7, 2013, RAIT elected to convert 5,274,900 of its common limited partnership units to shares of our common stock according to the terms of the Agreement of Limited Partnership. The shares of our common stock issued were issued in reliance on an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

NOTE 6: Equity Compensation Plans

Long Term Incentive Plan

On April 5, 2011, our board of directors approved and adopted the Long Term Incentive Plan, or our incentive plan, and the Independent Directors Compensation Plan. Our incentive plan provides for the grants of awards to our directors, officers and full-time employees (in the event we ever have employees), full-time employees of our advisor and its affiliates, full-time employees of entities that provide services to our advisor, directors of our advisor or of entities that provide services to it, certain of our consultants and certain consultants to our advisor and its affiliates or to entities that provide services to our advisor. The incentive plan authorizes the grant of restricted or unrestricted shares of our common stock, non-qualified and incentive stock options, restricted stock units, stock appreciation rights, dividend equivalents and other stock- or cash-based awards. On July 29, 2013, our board of directors and stockholders approved the amendment and restatement of our incentive plan to reduce the number of shares of common stock issuable thereunder to 800,000 shares.

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of June 30, 2013

(Unaudited and dollars in thousands, except share and per share data)

Under our Independent Directors Compensation Plan, which operates as a sub-plan of our incentive plan, each of our independent directors will receive 3,000 shares of common stock annually. In addition, our independent directors may elect to receive their annual fee in the form of our common shares or a combination of common shares and cash.

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

Pursuant to the terms of the amended advisory agreement, our advisor will be compensated as follows:

•

Annual Base Management Fee of 0.75% of average gross real estate assets. Average gross real estate assets means the average of the aggregate book value of our real estate assets before reserves for depreciation or other similar noncash reserves. We will compute average gross real estate assets by taking the average of these book values at the end of each month during the quarter for which we are calculating the fee. The fee is payable quarterly in an amount equal to 0.1875% of average gross real estate assets as of the last day of such quarter. In July 2013, our advisor agreed to an amendment to our advisory agreement, which provides that the gross assets attributable to the initial eight properties in our existing portfolio are excluded from the computation of the base management fee payable to the advisor, which amendment is retroactive to April 1, 2013. This agreement will have the effect of increasing our net income, or reducing our net loss, in future periods from what they otherwise would be.

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

For the three and six-month periods ended June 30, 2013 we incurred $79 of incentive fees payable to our advisor.

Our advisor generally has responsibility for our day-to-day operations. Pursuant to the terms of the advisory agreement, through May 7, 2013 we paid our advisor the fees described below.

•

We paid to our advisor an asset management fee that is payable quarterly in an amount equal to 0.1875% of the average invested assets as of the last day of the quarter, which equates to an annualized rate of 0.75% per annum. Average invested assets means the average of the aggregate book value of our assets invested in interests in, and loans secured by, real estate before reserves for depreciation or bad debt or other similar non-cash reserves. As part of the acquisition of our initial portfolio of six properties, our advisor agreed to waive any asset management fees on the initial portfolio for the first two years of our ownership. That period expired in April 2013. For the three and six-month periods ended June 30, 2013, we paid $82 and $162 of asset management fees to our advisor, respectively. For the three and six-month periods ended June 30, 2012, we paid $53 and $62 of asset management fees to our advisor, respectively. As of June 30, 2013 and December 31, 2012 we had liabilities payable to our advisor for asset management fees of $79 and $80, respectively.

•

If our advisor provided services in connection with the financing of any third party debt that we obtain, we would pay the advisor a financing coordination fee equal to 1.0% of the amount available and/or outstanding under such financing,

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of June 30, 2013

(Unaudited and dollars in thousands, except share and per share data)

subject to certain limitations. We do not pay financing coordination fees in connection with debt provided by RAIT. The services our advisor may perform include, without limitation, searching for lenders in connection with a proposed refinancing and negotiating the terms of any proposed refinancing with such lenders. Our advisor may reallow some or all of this fee to reimburse third parties that it retains to procure any such refinancing. For the three and six-month periods ended June 30, 2013, we paid $102 and $102 of financing coordination fees to our advisor, respectively. For the three and six-month periods ended June 30, 2012, we did not pay any financing coordination fees to our advisor. As of June 30, 2013 and December 31, 2012, we had liabilities payable to our advisor for financing coordination fees of $0 and $102, respectively.

•

We may pay our advisor a disposition fee upon the sale of one or more of our properties in an amount equal to the lesser of (a) one-half of the commission that would be reasonable, customary and competitive in light of the size, type and location of the asset or (b) 1% of the sale price of the asset. Payment of such fee may be made only if the advisor provides a substantial amount of services in connection with the sale of the asset. In addition, the amount paid when added to all other commissions paid to unaffiliated parties in connection with such sale shall not exceed the lesser of the commission that would be reasonable, customary and competitive in light of the size, type and location of the asset or an amount equal to 6% of the sale price of such asset. For the three and six-month periods ended June 30, 2013 and 2012, we did not pay any disposition fees to our advisor.

In addition to the fees we pay to our advisor pursuant to the advisory agreement prior to May 7, 2013, we also reimbursed our advisor and its affiliates for the costs and expenses, subject to the limitations described below under the heading “2%/25% Guidelines.” We did not reimburse the advisor or its affiliates for services for which the advisor or its affiliates are entitled to compensation in the form of a separate fee. If the advisor or its affiliates perform services that are outside of the scope of the advisory agreement, we will compensate them at rates and in amounts agreed upon by the advisor and the independent directors. We reimburse our advisor for acquisition expenses up to a maximum amount which, collectively with all acquisition fees and expenses, will not exceed, in the aggregate, 6% of the gross offering proceeds from our continuous offering.

•

We may reimburse our advisor for certain costs it incurs in connection with the services it provides to us including, but not limited to: (i) organization and offering costs in an amount up to 1% of gross offering proceeds, which include actual legal, accounting, printing and expenses attributable to preparing the SEC registration statement, qualification of the shares for sale in the states and filing fees incurred by the advisor, as well as reimbursements for salaries and direct expenses of its employees, including, without limitation, employee benefits, while engaged in registering the shares and other organization costs, other than selling commissions and the dealer manager fee; (ii) advertising expenses, expense reimbursements, and legal and accounting fees; (iii) the actual cost of goods and materials used by us and obtained from entities not affiliated with the advisor; (iv) administrative services (including personnel costs; provided, however, that no reimbursement shall be made for costs of personnel to the extent that such personnel perform services in transactions for which the advisor receives a separate fee); and (v) rent, leasehold improvement costs, utilities or other administrative items generally constituting our advisor’s overhead. We will not reimburse the advisor for any services for which we will pay the advisor a separate fee. For the three and six-month period ended June 30, 2013, our advisor incurred $86 and $288 of organization and offering costs, respectively. For the three and six-month periods ended June 30, 2012, our advisor incurred $327 and $513 of organization and offering costs, respectively. During the three and six-months ended June 30, 2013, we reimbursed our advisor for $1 and $3, respectively, of organization and offering costs.

•

We reimburse our advisor for expenses it incurs in connection with our purchase of an asset. The acquisition fees and expenses for any particular asset, including amounts payable to affiliates, will not exceed, in the aggregate, 6% of the contract purchase price (including any mortgage assumed) of the asset. Our advisor will be paid acquisition expenses and we will reimburse our advisor for acquisition expenses only to the extent that acquisition fees and acquisition expenses collectively do not exceed 6% of the contract price of our assets. For the three and six-month period ended June 30, 2013 and 2012, we did not reimburse our advisor for any acquisition expenses.

•	During the six-month period ended June 30, 2013, our advisor reimbursed us for $132 of transfer agent costs we incurred from January 2013 through May 2013 in connection with the continuous offering.

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

As of June 30, 2013

(Unaudited and dollars in thousands, except share and per share data)

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

Selling Commissions and Fees Paid to our Dealer Manager

The dealer manager for our continuous offering of common stock was IR Securities, an indirect wholly owned subsidiary of RAIT. IR Securities is a licensed broker-dealer registered with FINRA. IR Securities did not participate in the underwritten offering and our agreement with IR Securities was terminated when we terminated our continuous offering. IR Securities was entitled to certain selling commissions, dealer manager fees and reimbursements relating to raising capital in connection with the continuous offering. Our agreement with IR Securities provided for the following compensation relating to the continuous offering:

•

We paid IR Securities selling commissions of up to 7.0% of the gross proceeds from our continuous offering. IR Securities reallowed all or a portion of commissions earned for those transactions that involve participating broker-dealers. For the three and six-month period ended June 30, 2013, we did not pay any selling commissions to IR Securities.

•

We paid IR Securities a dealer manager fee of 3.0% of the gross proceeds from our continuous offering. IR Securities, in its sole discretion, could reallow a portion of its dealer manager fee of up to 1.5% of the gross offering proceeds to be paid to such participating broker-dealers. For the three and six-month period ended June 30, 2013, we paid $2 and $4 of dealer manager fees to IR Securities, respectively. For the three and six-month period ended June 30, 2012, we did not pay any dealer manager fees to IR Securities.

•

We reimbursed IR Securities for its reasonable bona fide due diligence expenses and reimbursed it for reimbursements it could make to broker-dealers for reasonable bona fide due diligence expenses which are included in a detailed and itemized invoice. Reimbursement of these amounts, combined with the reimbursement of all other organizational and offering costs, was not to exceed 15% of the gross proceeds raised in our continuous offering. For the three and six-month period ended June 30, 2013 and 2012, IR Securities did not incur any reimbursable due diligence expenses.

Property Management Fees Paid to Our Property Manager

We have entered into property management agreements with Jupiter Communities, LLC, or our property manager, which is majority owned by RAIT, with respect to each of our properties. Pursuant to the property management agreements, we pay our property manager property management and leasing fees on a monthly basis of an amount up to 4.0% of the gross revenues from the property for each month. Additionally, we may pay our property manager a separate fee for the one-time initial rent-up or leasing-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s length transactions by others rendering similar services in the same geographic area for similar properties as determined by a survey of brokers and agents in such area. Each management agreement has an initial one year term, subject to automatic one-year renewals unless either party gives prior notice of its desire to terminate the management agreement. For the three and six-month period ended June 30, 2013, we paid $191 and $373, respectively, of property management and leasing fees to our property manager. For the three and six-month periods ended June 30, 2012, we paid $157 and $318 of property management and leasing fees to our property manager, respectively. As of June 30, 2013 and December 31, 2012, we had liabilities payable to our property manager for property management and leasing fees of $59.

NOTE 8: Earnings (Loss) Per Share

The following table presents a reconciliation of basic and diluted earnings (loss) per share for the three-month and six-month periods ended June 30, 2013 and 2012:

	For the Three-Month Periods Ended June 30		For the Six-Month Periods Ended June 30
	2013	2012	2013	2012
Net Income (loss)	$324	$239	$664	$392
(Income) loss allocated to preferred shares	(4)	(4)	(8)	(8)
(Income) loss allocated to noncontrolling interests	(272)	(249)	(604)	(424)

Net Income (loss) allocable to common shares	48	(14)	52	(40)

Weighted-average shares outstanding—Basic	3,556,349	320,000	1,959,998	222,747
Weighted-average shares outstanding—Diluted	3,556,349	320,000	1,959,998	222,747

Earnings (loss) per share—Basic	$0.01	$(0.04)	$0.03	$(0.18)

Earnings (loss) per share—Diluted	$0.01	$(0.04)	$0.03	$(0.18)

Earnings per share is computed in accordance with FASB ASC Topic 260, “Earnings per Share”, by dividing the net income by the weighted average number of common shares outstanding during the respective period. Earnings per share for the three and six-month periods ended June 30, 2012 excludes 5,274,900 limited partnership units that are convertible into common stock as their effect would be anti-dilutive.

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

As of June 30, 2013, we own eight apartment properties containing an aggregate of 2,004 apartment units in Arizona, Colorado, Georgia, Indiana, Texas and Virginia. We refer to these apartment properties as our “existing portfolio.” As of June 30, 2013, our existing portfolio had an average occupancy of 94.2% and an average monthly effective rent per occupied apartment unit of $789.

We were formed in 2009. Affiliates of RAIT contributed seven of the eight properties in our existing portfolio to our operating partnership in exchange for 5,111,500 common units in our operating partnership, and acquired an additional 163,200 common units for cash to fund closing costs in connection with the contributions. In 2012, we purchased the eighth property in our existing portfolio from an unaffiliated third party. In May 2013, we terminated our continuous offering and amended our registration statement. RAIT exchanged all of its common units for 5,274,900 shares of our common stock. RAIT is currently our largest stockholder, and, following the exchange but before consummation of our offering, will hold approximately 99.1% of the outstanding shares of our common stock. Each of our apartment properties is managed by Jupiter, a majority owned subsidiary of RAIT.

On June 10, 2011, our Registration Statement on Form S-11 (File No. 333-173391), or the prior registration statement, for a continuous offering of a minimum of 250,000 shares and a maximum of 100,000,000 shares of common stock for sale to the public at a price of $10.00 per share (subject to certain discounts) in the primary offering and $9.50 per share pursuant to our distribution reinvestment plan, which we refer to collectively as our continuous offering, was declared effective under the Securities Act of 1933, as amended, or the Securities Act. During the quarter ended March 31, 2012, we satisfied the minimum offering amount of our offering as a result of our sale of 300,000 shares of our common stock for $10.00 per share for total gross proceeds of $3,000 to RAIT NTR. During the three months ended June 30, 2013, we sold an additional 12,000 shares in our offering to unaffiliated investors. Through April 8, 2013, we sold common stock pursuant to this registered continuous offering carried out in a manner consistent with offerings of non-listed REITs. Subsequently, we decided to sell shares of common stock in an underwritten public offering and terminate our continuous offering. Accordingly, we amended the prior registration statement, on April 26, 2013 to terminate our continuous offering and describe the anticipated underwritten public offering, or the underwritten offering.

We subsequently determined to register the shares of common stock that were to be offered in the underwritten public offering by filing a Registration Statement on Form S-11 (File No. 333-188577), or the registration statement, with the Securities and Exchange Commission, or SEC, on May 14, 2013. On August 13, 2013, the SEC declared the registration statement effective and announced the pricing of our public offering of 4,000,000 shares of common stock at a public offering price of $8.50 per share for total gross proceeds of approximately $34.0 million. We also granted the underwriters a 30-day option to purchase up to an additional 600,000 shares of common stock at the public offering price, less underwriting discounts and commissions, solely to cover overallotments, if any. The net proceeds of the offering are estimated to be approximately $31.1 million after deducting underwriting discounts and commissions and estimated offering expenses, prior to any exercise of the underwriters’ overallotment option. We intend to use the net proceeds from the offering to acquire additional properties, redeem all of our and our operating partnership’s outstanding preferred securities and for general corporate purposes. A registration statement relating to these securities has been declared effective by the SEC. This offering is being made solely by means of a prospectus.

Our Properties

The following table presents an overview of our apartment portfolio as of June 30, 2013:

Property Name	Location	Purchase Date	Year Built or Renovated (1)	Units (2)		Average Occupancy (3)	Average Monthly Effective Rent per Occupied Unit (4)
Belle Creek	Henderson, Colorado	4/29/2011	2011	162	(5)	96.9%	$911
Centrepoint	Tucson, Arizona	12/16/2011	2006	320		94.4%	818
Copper Mill	Austin, Texas	4/29/2011	2010	320		97.8%	721
Crestmont	Marietta, Georgia	4/29/2011	2010	228		96.9%	703
Cumberland Glen	Smyrna, Georgia	4/29/2011	2010	222		95.5%	663
Heritage Trace	Newport News, Virginia	4/29/2011	2010	200		86.5%	737
Runaway Bay	Indianapolis, Indiana	10/11/2012	2002	192		93.2%	927
Tresa at Arrowhead	Phoenix, Arizona	4/29/2011	2006	360		91.9%	833

				2,004		94.2%	$789

(1)	All dates are for the year in which a renovation program was completed, except for Runaway Bay, which is the year construction was completed. The year construction was completed for each of the other properties is: Belle Creek - 2002; Centrepoint - 1995; Copper Mill - 1984; Crestmont - 1987; Cumberland Glen - 1987; Heritage Trace - 1973; and Tresa at Arrowhead - 1998.
(2)	Units represents the total number of apartment units available for rent at June 30, 2013.
(3)	Average occupancy for each of our properties is calculated as (i) total units rented as of June 30, 2013 divided by (ii) total units available as of June 30, 2013, expressed as a percentage.
(4)	Average monthly effective rent per occupied unit represents the average monthly rent collected for all occupied units for the six months ended June 30, 2013 after giving effect to tenant concessions.

(5)	Does not include 6,256 square feet of retail space in six units, of which 1,010 square feet of space is occupied by Jupiter for use as the leasing office. The remaining 5,246 square feet of space is 100% occupied by five tenants with an average monthly base rent of $1,491, or $15.51 per square foot per year.

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

Set forth below is a reconciliation of net income (loss) to FFO and Core FFO for the three and six months ended June 30, 2013 and 2012 (in thousands, except share and per share information):

	For the Three-Month Period Ended June 30, 2013		For the Three-Month Period Ended June 30, 2012
	Amount	Per Share	Amount	Per Share
Funds From Operations:
Net income (loss)	$324	0.06	$239	0.04
Adjustments:
Income allocated to preferred shares	(4)	(0.00)	—	—
Income allocated to preferred units	(88)	(0.02)	—	—
Real estate depreciation and amortization	1,063	0.19	811	0.14

Funds From Operations	$1,295	0.23	$1,050	0.19

Weighted-average shares—diluted (a)	5,643,122	5,643,122	5,594,900	5,594,900

Core Funds From Operations:
Funds From Operations	$1,295	0.23	$1,050	0.19
Adjustments:
Acquisition fees and expenses	—	—	13	—

Core Funds From Operations	$1,295	0.23	$1,063	0.19

Weighted-average shares—diluted (a)	5,643,122	5,643,122	5,594,900	5,594,900

	For the Six-Month Period Ended June 30, 2013		For the Six-Month Period Ended June 30, 2012
	Amount	Per Share	Amount	Per Share
Funds From Operations:
Net income (loss)	$664	0.12	$392	0.07
Adjustments:
Income allocated to preferred shares	(8)	(0.00)	—	—
Income allocated to preferred units	(175)	(0.03)	—	—
Real estate depreciation and amortization	2,099	0.37	1,631	0.30

Funds From Operations	$2,580	0.46	$2,023	0.37

Weighted-average shares—diluted (a)	5,632,028	5,632,028	5,497,647	5,497,647

Core Funds From Operations:
Funds From Operations	$2,580	0.46	$2,023	0.37
Adjustments:
Acquisition fees and expenses	—	—	40	0.01

Core Funds From Operations	$2,580	0.46	$2,063	0.38

Weighted-average shares—diluted (a)	5,632,028	5,632,028	5,497,647	5,497,647

(a)	Weighted-average shares—diluted includes 5,274,900 limited partnership units that were converted to common shares in May 2013.

Results of Operations

Three-Month Period Ended June 30, 2013 Compared to the Three-Month Period Ended June 30, 2012

Our total revenue increased $0.6 million to $4.7 million for the three-month period ended June 30, 2013 from $4.1 million for the three-month period ended June 30, 2012. The increase is primarily attributable to a property we acquired on October 11, 2012 along with improved occupancy and rental rates as compared to occupancies and rental rates in 2012.

Our expenses increased $0.5 million to $3.5 million for the three-month period ended June 30, 2013 from $3.0 million for the three-month period ended June 30, 2012. Expenses were comprised primarily of property operating expenses which increased $0.3 million to $2.2 million from $1.9 million for the three-month period ended June 30, 2012 and depreciation and amortization which increased $0.2 million to $1.0 million from $0.8 million for the three-month period ended June 30, 2012. The increase is primarily attributable to a property we acquired on October 11, 2012. We incurred asset management fees during the three-months ended June 30, 2013 and 2012 of $0.1 million. We incurred certain general and administrative expenses related to audit and other professional fees, trustee fees and other federal and state filing fees during the three-month periods ended June 30, 2013 and 2012 of $0.1 million and $0.2 million, respectively. During the three-months ended June 30, 2013, our advisor reimbursed $132,000 of transfer agent costs that were incurred from January 2013 through May 2013. This reimbursement reduced our general and administrative expenses during the three-months ended June 30, 2013.

Our advisor waived $0.2 million of asset management fees for the three-month periods ended June 30, 2013 and 2012, respectively. If our advisor had not waived the asset management in such periods, such fees would have reduced net income (loss) allocable to common shares by $13,216 and $11,727 for the three-month periods ended June 30, 2013 and 2012, respectively.

Our interest expense increased $0.1 million to $0.9 million for the three-month period ended June 30, 2013 from $0.8 for the three-month period ended June 30, 2012. The increase is attributable to the mortgage indebtedness used to finance the acquisition of a property that we acquired on October 11, 2012.

Six-Month Period Ended June 30, 2013 Compared to the Six-Month Period Ended June 30, 2012

Our total revenue increased $1.3 million to $9.4 million for the six-month period ended June 30, 2013 from $8.1 million for the six-month period ended June 30, 2012. The increase is primarily attributable to a property we acquired on October 11, 2012 along with improved occupancy and rental rates.

Our expenses increased $0.8 million to $6.9 million for the six-month period ended June 30, 2013 from $6.1 million for the six-month period ended June 30, 2012. Expenses were comprised primarily of property operating expenses which increased $0.6 million to $4.4 million from $3.8 million for the six-month period ended June 30, 2012 and depreciation and amortization which increased $0.5 million to $2.1 million from $1.6 million for the six-month period ended June 30, 2012. The increase is primarily attributable to a property we acquired on October 11, 2012. We incurred asset management fees during the six-months ended June 30, 2013 and 2012 of $0.2 million and $0.1 million, respectively. We incurred certain general and administrative expenses related to audit and other professional fees, trustee fees and other federal and state filing fees during the six-month periods ended June 30, 2013 and 2012 of $0.3 million and $0.5 million, respectively. During the six-months ended June 30, 2013, our advisor reimbursed $132,000 of transfer agent costs that were incurred from January 2013 through May 2013. This reimbursement reduced our general and administrative expenses during the six-months ended June 30, 2013.

Our advisor waived $0.4 million of asset management fees for the six-month periods ended June 30, 2013 and 2012, respectively. If our advisor had not waived the asset management in such periods, such fees would have reduced net income (loss) allocable to common shares by $25,650 and $16,271 for the six-month periods ended June 30, 2013 and 2012, respectively.

Our interest expense increased $0.2 million to $1.8 million for the six-months period ended June 30, 2013 from $1.6 for the six-month period ended June 30, 2012. The increase is attributable to the mortgage indebtedness used to finance the acquisition of a property on October 11, 2012.

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain investments, pay distributions and other general business needs.

We believe our available cash balances, the proceeds of the underwritten offering discussed below, other financing arrangements and cash flows from operations will be sufficient to fund our liquidity requirements with respect to our existing portfolio for the next 12 months. We expect that the capital we have raised in our underwritten offering, together with borrowings we may obtain and the future acquisitions we expect to make as a result of the completion of our underwritten offering will have a significant impact on our future results of operations. In general, we expect that our income and expenses related to our portfolio will increase in future periods as a result of anticipated future acquisitions of real estate. Should our liquidity needs exceed our available sources of liquidity, we believe that we could sell assets to raise additional cash. We may not be able to obtain additional financing when we desire to do so or on terms and conditions acceptable to us. If we fail to obtain additional financing, our ability to maintain or grow our business will be constrained.

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

We intend to meet these liquidity requirements primarily through:

•	the use of our cash and cash equivalent balance of $2.2 million as of June 30, 2013;

•	cash generated from operating activities;

•	proceeds from the sale of our common stock pursuant to the underwritten offering described in the registration statement;

•	if required, proceeds from future borrowings and offerings.

Through April 8, 2013, we had sold shares of our common stock pursuant to the continuous offering carried out in a manner consistent with offerings of non-listed REITs. Our board of directors subsequently determined that it would be in our best interest to sell our common stock in an underwritten offering described in the amended registration statement, and terminate our continuous offering. Through June 30, 2013 we had raised $3.5 million, including $0.5 million from unaffiliated investors, in net proceeds from our continuous offering. We will depend on the net proceeds of the underwritten offering described in the registration statement, and any future offerings in which we engage, together with the proceeds of debt financings, to meet our investment objectives of acquiring, owning and operating a portfolio of apartment properties.

On August 13, 2013, the SEC declared the registration statement effective and announced the pricing of our public offering of 4,000,000 shares of common stock at a public offering price of $8.50 per share for total gross proceeds of approximately $34.0 million. We also granted the underwriters a 30-day option to purchase up to an additional 600,000 shares of common stock at the public offering price, less underwriting discounts and commissions, solely to cover overallotments, if any. The net proceeds of the offering are estimated to be approximately $31.1 million after deducting underwriting discounts and commissions and estimated offering expenses, prior to any exercise of the underwriters’ overallotment option. We intend to use the net proceeds from the offering to acquire additional properties, redeem all of our and our operating partnership’s outstanding preferred securities and for general corporate purposes.

We will seek to enhance our growth through the use of prudent amounts of leverage. In general, we intend to limit our aggregate leverage to 70% of the combined initial purchase price of all of our real estate properties. During the period following the underwritten offering, we may employ greater leverage in order to more quickly build a diversified portfolio of assets

Cash Flows

As of June 30, 2013 and 2012, we maintained cash and cash equivalents of approximately $2.2 million and $3.9 million, respectively. Our cash and cash equivalents were generated from the following activities (dollars in thousands):

	For the Six-Month Periods Ended June 30
	2013	2012
Cash flow from operating activities	$2,056	$1,875
Cash flow from investing activities	(379)	(503)
Cash flow from financing activities	(1,962)	1,461

Net change in cash and cash equivalents	(285)	2,833
Cash and cash equivalents at beginning of period	2,533	1,107

Cash and cash equivalents at end of period	$2,248	$3,940

Our increased cash inflow from operating activities during the six-month period ended June 30, 2013 is due to the acquisition of a property on October 11, 2012 along with improved occupancy and rental rates.

Our cash outflow from investing activities is due to capital expenditures for the eight properties in our portfolio.

The cash flow from our financing activities during the six-month period ended June 30, 2012 is substantially due to the issuance of 300,000 shares of our common stock for $3.0 million in cash.

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

There have been no material changes in quantitative and qualitative market risks during the six months ended June 30, 2013 from the disclosures included in our Annual Report on Form 10-K for the year ended December 31, 2012. Reference is made to Item 7A included in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

During the six months ended June 30, 2013, our company did not repurchase any of our securities. We previously disclosed our issuances during the six months ended June 30, 2013 of equity securities that were not registered under the Securities Act of 1933, as amended, in our quarterly report on Form 10-Q for the quarterly period ended March 31, 2013.

On June 10, 2011, our Registration Statement on Form S-11 (File No. 333-173391) for a continuous offering of a minimum of 250,000 shares and a maximum of 100,000,000 shares of common stock for sale to the public at a price of $10.00 per share (subject to certain discounts) in the primary offering and $9.50 per share pursuant to our distribution reinvestment plan, which we refer to collectively as our continuous offering, was initially declared effective under the Securities Act of 1933, as amended, or the Securities Act. Independence Realty Securities, LLC, an affiliate of RAIT, served as the dealer manager for the continuous offering. As of June 30, 2013, we had sold 348,300 shares of our common stock for $10.00 per share for total gross proceeds of $3,483,000, including 300,000 shares sold to a subsidiary of RAIT. Through the filing date of this report, we used $2,012,500 of the proceeds of our offering to partially fund the purchase price for Runaway Bay Apartments. As described above, we have filed the amended registration statement to terminate the continuous offering and describe a proposed underwritten offering.

From the effective date of our registration statement through June 30, 2013, we incurred actual selling commissions, dealer manager fees and organization and other offering costs in our offering in the amounts set forth below. The dealer manager reallowed all of the selling commissions and a portion of the dealer manager fee to participating broker-dealers.

Type of Expense	Amount	Percentage of Offering Proceeds
Selling commissions	$37,305	1.07%
Dealer manager fees	10,995	0.32%
Other organization and other offering costs	34,830	1.00%

Total expenses related to the offering	$83,130	2.39%

From the commencement of the offering through June 30, 2013, the net offering proceeds to us, after deducting the total expenses related to the offering as described above, were $3,399,870. We have issued 340 shares pursuant to our distribution reinvestment plan through June 30, 2013. On April 26, 2013, we filed the amended registration statement which reallocated the common stock available under the DRP to the underwritten offering and subsequently terminated the DRP.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information.

The disclosure below is intended to satisfy any obligation of the Company to provide disclosure pursuant Item 1.01—“Entry into a Material Definitive Agreement” of Form 8-K.

On August 13, 2013, we issued a press release, or the press release, announcing the pricing of our public offering, or the offering, of shares of our common stock, par value $0.01 per share, or the common stock. The above summary of the press release does not purport to be complete and is qualified in its entirety by the press release, a copy of which is attached to this report as Exhibit 99.1 and incorporated by reference herein.

In connection with the offering, on August 13, 2013, we, our operating partnership, Independence Realty Operating Partnership, LP, and our advisor, Independence Realty Advisors, LLC, entered into an underwriting agreement, or the underwriting agreement, with Ladenburg Thalmann & Co. Inc., as representative of the several underwriters named therein, or the underwriters. The underwriting agreement sets forth the terms and conditions of our offer and sale in connection with the offering of 4,000,000 shares of common stock at a public offering price of $8.50 per share of common stock. As part of the offering, we granted the underwriters an option, exercisable for 30 days, to purchase up to an additional 600,000 shares of common stock.

The underwriting agreement contains customary representations, warranties and agreements made by us, conditions to closing, indemnification rights and obligations of the parties, and termination provisions. Under the terms of the underwriting agreement, we agreed to indemnify the underwriters against certain specified types of liabilities, including liabilities under the Securities Act of 1933, as amended, to contribute to payments the underwriters may be required to make in respect of these liabilities and to reimburse the underwriters for certain expenses. The offering was made pursuant to our registration statement on Form S-11 (File No. 333-188577) which was declared effective by the Securities and Exchange Commission on August 13, 2013.

Certain of the underwriters and/or their affiliates have engaged in, and may in the future engage in, investment banking services for our parent company, RAIT Financial Trust, or RAIT, in the ordinary course of their business, including acting as underwriters in connection with public offerings of RAIT’s securities. They have received, or may in the future receive, customary fees and commissions for these transactions. In addition, certain of the underwriters and/or their affiliates may in the future engage in investment banking services for us and our other affiliates in the ordinary course of business for which they may receive customary fees and commissions.

The above summary of the underwriting agreement does not purport to be complete and is qualified in its entirety by the underwriting agreement, a copy of which is attached to this report as Exhibit 1.1 and incorporated by reference herein.

Item 6.	Exhibits.

The exhibits listed on the Exhibit Index (following the signatures section of this Quarterly Report on Form 10-Q) are included herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Independence Realty Trust, Inc.

Date: August 14, 2013	By:	/S/ SCOTT F. SCHAEFFER
Scott F. Schaeffer
Chairman of the Board, Chief Executive Officer and President
(Principal Executive Officer)

Date: August 14, 2013	By:	/S/ JAMES J. SEBRA
James J. Sebra
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit	Description

1.1	Underwriting Agreement dated August 13, 2013 among Independence Realty Trust, Inc. (the “Company”), Independence Realty Operating Partnership, LP (the “Operating Partnership”), Independence Realty Advisors, LLC, (the “Advisor”) and Ladenburg Thalmann & Co. Inc., as representative of the several underwriters named therein.

3.1	Sixth Articles of Amendment and Restatement of the Company, dated as of May 7, 2013, incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 (the “First Quarter 10-Q”).

3.2	Second Amended and Restated Bylaws of the Company, incorporated by reference to Exhibit 3.2 to the First Quarter 10-Q.

4.1	Fourth Amended and Restated Agreement of Limited Partnership of Independence Realty Operating Partnership, LP, dated as of May 7, 2013, incorporated by reference to Exhibit 4.1 to the First Quarter 10-Q.

4.2	Registration Rights Agreement by and among the Company, Independence Realty Operating Partnership, LP, RAIT Financial Trust and the RAIT Parties (as defined therein), dated as of July 26, 2013, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 1, 2013.

10.1(a)	Second Amended and Restated Advisory Agreement by and among the Company, Independence Realty Operating Partnership, LP and Independence Realty Advisors, LLC, dated as of May 7, 2013, incorporated by reference to Exhibit 10.1 to the First Quarter 10-Q.

10.1(b)	First Amendment dated as of July 26, 2013 to the Second Amended and Restated Advisory Agreement dated May 7, 2013 by and among the Company, Independence Realty Operating Partnership, LP and Independence Realty Advisors, LLC, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 1, 2013.

10.2	Independence Realty Trust, Inc. Long Term Incentive Plan (as amended and restated as of July 29, 2013), incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on August 1, 2013.

10.3	Indemnification Agreement dated March 17, 2011 between the Company and Scott F. Schaeffer, together with the schedule required by Instruction 2 of Item 601 of Regulation S-K, listing other substantially identical agreements incorporated by reference to Exhibit 10.22 to Pre-Effective Amendment No. 1 to the Registration Statement on Form S-11 filed on June 18, 2013, Commission File No. 333-188577.

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Press Release.

101	XBRL (eXtensible Business Reporting Language). The following materials, formatted in XBRL: (i) Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012, (ii) Consolidated Statements of Operations for the three-month and six-month periods ended June 30, 2013 and June 30, 2012, (iii) Consolidated Statements of Cash Flows for the six-month periods ended June 30, 2013 and June 30, 2012, and (v) notes to the consolidated financial statements as of June 30, 2013. As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purpose of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.