Form 10-Q
period 2013-09-30
INDEPENDENCE REALTY TRUST, INC
filed 2013-11-06
CIK 1466085

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of November 4, 2013 there were 9,652,540 shares of the Registrant’s common stock issued and outstanding.

INDEPENDENCE REALTY TRUST, INC.

ii

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

Independence Realty Trust, Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited and dollars in thousands, except share and per share data)

	As of September 30, 2013	As of December 31, 2012
ASSETS:
Investments in real estate:
Investments in real estate at cost	$166,665	$153,565
Accumulated depreciation	(14,805)	(12,283)

Investments in real estate, net	151,860	141,282
Cash and cash equivalents	16,526	2,533
Restricted cash	1,076	1,150
Accounts receivable and other assets	1,035	345
Deferred costs and Intangible assets, net of accumulated amortization of $475 and $147, respectively	1,528	887

Total Assets	$172,025	$146,197

LIABILITIES AND EQUITY:
Mortgage indebtedness	$92,284	$92,413
Accounts payable and accrued expenses	2,329	1,986
Accrued interest payable	31	32
Dividends payable	514	499
Other liabilities	652	416

Total Liabilities	95,810	95,346

Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized, 0 and 125 shares issued and outstanding, respectively	—	—
Common stock, $0.01 par value; 300,000,000 shares authorized, 9,643,540 and 345,063 shares issued and outstanding, respectively	96	3
Additional paid-in capital	78,182	3,490
Retained earnings (accumulated deficit)	(2,063)	(401)

Total stockholders’ equity	76,215	3,092
Non-controlling interests	—	47,759

Total Equity	76,215	50,851

Total Liabilities and Equity	$172,025	$146,197

The accompanying notes are an integral part of these consolidated financial statements.

Independence Realty Trust, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited and dollars in thousands, except share and per share data)

	For the Three-Month Periods Ended September 30		For the Nine-Month Periods Ended September 30
	2013	2012	2013	2012
REVENUE:
Rental income	$4,259	$3,609	$12,655	$10,827
Tenant reimbursement and other property income	225	202	668	596
Other income	303	230	852	694

Total revenue	4,787	4,041	14,175	12,117
EXPENSES:
Property operating expenses	2,414	2,099	6,820	5,908
General and administrative expenses	103	201	374	700
Asset management fees	4	54	165	160
Acquisition expenses	50	52	50	92
Depreciation and amortization	1,008	840	3,107	2,471

Total expenses	3,579	3,246	10,516	9,331

Operating income	1,208	795	3,659	2,786
Interest expense	(906)	(809)	(2,693)	(2,408)

Net income (loss):	302	(14)	966	378
(Income) loss allocated to preferred shares	(2)	(4)	(10)	(12)
(Income) loss allocated to non-controlling interests	(45)	(10)	(649)	(434)

Net income (loss) allocable to common shares	$255	$(28)	$307	$(68)

Earnings (loss) per share:
Basic	$0.03	$(0.09)	$0.08	$(0.26)

Diluted	$0.03	$(0.09)	$0.08	$(0.26)

Weighted-average shares:
Basic	7,643,540	324,359	3,875,331	256,883

Diluted	7,643,540	324,359	3,875,331	256,883

Dividends declared per common share	$0.16	$0.15	$0.47	$0.45

The accompanying notes are an integral part of these consolidated financial statements.

Independence Realty Trust, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited and dollars in thousands)

	For the Nine-Month Periods Ended September 30
	2013	2012
Cash flows from operating activities:
Net income (loss)	$966	$378
Depreciation and amortization	3,107	2,471
Amortization of deferred financing costs	54	104
Changes in assets and liabilities:
Accounts receivable and other assets	(632)	(338)
Accounts payable and accrued expenses	218	237
Other liabilities	13	(11)

Net cash from operating activities	3,726	2,841
Cash flows from investing activities:
Capital expenditures	(1,130)	(870)
Acquisition of real estate properties	(13,020)	—
(Increase) decrease in restricted cash	74	(122)

Net cash from investing activities	(14,076)	(992)
Cash flows from financing activities:
Proceeds from issuance of preferred stock	—	100
Proceeds from issuance of common stock	31,461	3,015
(Payments) reimbursements for deferred financing costs	(102)	7
Debt repayments	(129)	—
Redemption of preferred shares	(137)	—
Redemption of non-controlling interests	(3,500)	—
Distributions on common stock	(1,435)	(101)
Distributions on preferred stock	(10)	(8)
Distributions to non-controlling interests	(1,805)	(2,351)

Net cash from financing activities	24,343	662

Net change in cash and cash equivalents	13,993	2,511
Cash and cash equivalents, beginning of period	2,533	1,107

Cash and cash equivalents, end of the period	$16,526	$3,618

Supplemental cash flow information:
Cash paid for interest	$2,641	$2,371
Non cash decrease in non-controlling interests from conversion of limited partnership units to shares of common stock	$43,585	$—

The accompanying notes are an integral part of these consolidated financial statements.

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of September 30, 2013

(Unaudited and dollars in thousands, except share and per share data)

NOTE 1: Organization

Independence Realty Trust, Inc., or the Company, was formed on March 26, 2009 as a Maryland corporation that has elected to be taxed as a real estate investment trust, or REIT, commencing with the taxable year ended December 31, 2011. We are externally managed by a subsidiary of RAIT Financial Trust, or RAIT, a publicly traded Maryland REIT whose common shares are listed on the New York Stock Exchange under the symbol “RAS.” As used herein, the terms “we,” “our” and “us” refer to Independence Realty Trust, Inc. and, as required by context, Independence Realty Operating Partnership, LP, which we refer to as our operating partnership, and their subsidiaries. We currently hold a portfolio of apartment properties and intend to invest the net proceeds of our public offering described below in a diversified portfolio of apartment properties that have the potential to generate attractive returns. We own substantially all of our assets and conduct our operations through our operating partnership, of which we are the sole general partner.

On June 10, 2011, our Registration Statement on Form S-11 (File No. 333-173391), or the prior registration statement, was declared effective under the Securities Act of 1933, as amended, or the Securities Act for a continuous offering of a minimum of 250,000 shares and a maximum of 100,000,000 shares of common stock for sale to the public at a price of $10.00 per share (subject to certain discounts) in the primary offering and $9.50 per share pursuant to our distribution reinvestment plan, which we refer to collectively as our continuous offering. During the quarter ended March 31, 2012, we satisfied the minimum offering amount of our offering as a result of our sale of 300,000 shares of our common stock for $10.00 per share for total gross proceeds of $3,000 to RAIT NTR Holdings, LLC, or RAIT NTR, an indirect wholly-owned subsidiary of RAIT. Through April 8, 2013, we sold common stock pursuant to this registered continuous offering carried out in a manner consistent with offerings of non-listed REITs. Subsequently, we decided to sell shares of common stock in an underwritten public offering and terminate our continuous offering. Accordingly, we amended the prior registration statement on April 26, 2013 to terminate our continuous offering and describe the anticipated underwritten public offering, or the underwritten offering.

We subsequently determined to register the shares of common stock that were to be offered in the underwritten public offering by filing a Registration Statement on Form S-11 (File No. 333-188577), or the registration statement, with the Securities and Exchange Commission, or SEC, on May 14, 2013. On August 13, 2013, the SEC declared the registration statement effective and we announced the pricing of our public offering of 4,000,000 shares of common stock at a public offering price of $8.50 per share for total gross proceeds of approximately $34.0 million. We also granted the underwriters a 30-day option to purchase up to an additional 600,000 shares of common stock at the public offering price, less underwriting discounts and commissions, solely to cover overallotments, if any. The net proceeds of the offering were $31.1 million after deducting underwriting discounts and commissions and offering expenses, prior to any exercise of the underwriters’ overallotment option. We have used and intend to continue to use the net proceeds from the offering to acquire additional properties, redeem all of our and our operating partnership’s outstanding preferred securities and for general corporate purposes.

As of September 30, 2013, we owned nine apartment properties with 2,358 units located in six states.

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of September 30, 2013

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

e. Accounts Receivable and Allowance for Bad Debts

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

f. Investments in Real Estate

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

As of September 30, 2013

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

g. Fair Value of Financial Instruments

In accordance with FASB ASC Topic 820, “Fair Value Measurements and Disclosures”, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation techniques involve management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instruments’ complexity for disclosure purposes. Assets and liabilities recorded at fair value in the consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their value. Hierarchical levels, as defined in FASB ASC Topic 820, “Fair Value Measurements and Disclosures” and directly related to the amount of subjectivity associated with the inputs to fair valuations of these assets and liabilities, are as follows:

•	Level 1: Valuations are based on unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date. The types of assets carried at level 1 fair value generally are equity securities listed in active markets. As such, valuations of these investments do not entail a significant degree of judgment.

•	Level 2: Valuations are based on quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active or for which all significant inputs are observable, either directly or indirectly.

•	Level 3: Inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset.

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

As of September 30, 2013

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

FASB ASC Topic 825, “Financial Instruments” requires disclosure of the fair value of financial instruments for which it is practicable to estimate that value. The fair value of mortgage indebtedness is based on a discounted cash flows valuation technique, which classifies this as a level 3 liability within the fair value hierarchy. The carrying value and fair value of mortgage indebtedness as of September 30, 2013 is $92,284 and $92,386, respectively. The carrying value and fair value of mortgage indebtedness as of December 31, 2012 was $92,413 and $95,827, respectively. The fair value of cash and cash equivalents and restricted cash approximates cost due to the nature of these instruments.

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

i. Income Taxes

We have elected to be taxed as a REIT beginning with the taxable year ended December 31, 2011. Accordingly, we recorded no income tax expense for the three and nine months ended September 30, 2013 and 2012.

To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our ordinary taxable income to stockholders. As a REIT, we generally are not subject to federal income tax on taxable income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income taxes on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders; however, we believe that we are organized and operate in such a manner as to qualify and maintain treatment as a REIT and intend to operate in such a manner so that we will remain qualified as a REIT for federal income tax purposes.

j. Recent Accounting Pronouncements

In December 2011, the FASB issued an accounting standard classified under FASB ASC Topic 360, “Property, Plant, and Equipment”. This accounting standard amends existing guidance to resolve the diversity in practice about whether the guidance for real estate sales applies to a parent that ceases to have a controlling financial interest in a subsidiary that is in substance real estate as a result of default on the subsidiary’s nonrecourse debt. This accounting standard is effective for fiscal years, and interim periods with those years, beginning on or after June 15, 2012. This standard did not have a material impact on our consolidated financial statements.

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

As of September 30, 2013

(Unaudited and dollars in thousands, except share and per share data)

NOTE 3: Investments in Real Estate

As of September 30, 2013, our investments in real estate consisted of nine apartment properties with 2,358 units. The table below summarizes our investments in real estate as of September 30, 2013 and December 31, 2012:

	As of September 30, 2013	As of December 31, 2012
Land	$32,624	$30,168
Building	131,215	121,390
Furniture, fixtures and equipment	2,826	2,007

Total investment in real estate	166,665	153,565
Accumulated depreciation	(14,805)	(12,283)

Investments in real estate, net	$151,860	$141,282

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

On September 19, 2013, we acquired a fee simple interest in a 354-unit multifamily residential community located in Indianapolis, Indiana, known as Berkshire Square Apartments. We acquired the property through a wholly owned subsidiary of our operating partnership, from an unaffiliated third party. We acquired the property for an aggregate purchase price of $13,250 exclusive of closing costs.

The following table summarizes the aggregate carrying value of the assets and liabilities associated with the properties acquired during the year ended December 31, 2012 and the three-month period ended September 30, 2013, on the respective date of each acquisition, for the real estate accounted for under FASB ASC Topic 805.

Description	Carrying Amount of Assets Acquired During the Year Ended December 31, 2012	Carrying Amount of Assets Acquired During the three- months Ended September 30, 2013
Assets acquired:
Investments in real estate	$15,397	$12,281
Intangible asset	353	969
Liabilities assumed:
Mortgage indebtedness	(10,238)	—

Carrying amount of net assets acquired	$5,512	$13,250

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of September 30, 2013

(Unaudited and dollars in thousands, except share and per share data)

Our consolidated unaudited pro forma information, after including the acquisition of real estate properties, is presented below as if the acquisitions occurred on January 1, 2012. These pro forma results are not necessarily indicative of the results which actually would have occurred if the acquisition occurred on the first day of the periods presented, nor does the pro forma financial information purport to represent the results of operations for future periods:

Description	For the Nine-Month Period Ended September 30, 2013	For the Nine-Month Period Ended September 30, 2012
Total revenue, as reported	$14,175	$12,117
Pro forma revenue	16,017	15,290
Net income (loss) allocable to common shares, as reported	307	(68)
Pro forma net income (loss) allocable to common shares	836	(1)

We have not yet completed the process of estimating the fair value of assets acquired and liabilities assumed. Accordingly, our preliminary estimates and the allocation of the purchase price to the assets acquired and liabilities assumed may change as we complete the process. In accordance with FASB ASC Topic 805, changes, if any, to the preliminary estimates and allocation will be reported in our financial statements retrospectively.

NOTE 4: Mortgage Indebtedness

Each of our properties is encumbered by a first mortgage. A summary of each mortgage, as of September 30, 2013 and December 31, 2012, is as follows:

	Outstanding Principal
Property	As of September 30, 2013	As of December 31, 2012	Current Interest Rate		Maturity Date
Belle Creek Apartments	10,575	10,575	2.4	(1)	April 28, 2021
Centrepoint Apartments	17,600	17,600	3.7	(2)	January 1, 2019
Copper Mill Apartments	7,314	7,350	5.7	(3)	May 1, 2021
Crestmont Apartments	6,717	6,750	5.7	(3)	May 1, 2021
Cumberland Glen Apartments	6,867	6,900	5.7	(3)	May 1, 2021
Heritage Trace Apartments	5,473	5,500	5.7	(3)	May 1, 2021
Runaway Bay Apartments	10,238	10,238	3.6	(4)	November 1, 2022
Tresa at Arrowhead	27,500	27,500	2.4	(1)	April 28, 2021

Total /Weighted-Average	$92,284	$92,413	3.7%

(1)	Floating rate at 225 basis points over 30-day LIBOR. As of September 30, 2013, 30-day LIBOR was 0.18%. Interest only payments are due monthly.
(2)	Fixed rate. Interest only payments are due monthly. Beginning February 1, 2015, principal and interest payments are required based on a 30-year amortization schedule.
(3)	Fixed rate. Interest only payments are due monthly. Beginning May 1, 2013, principal and interest payments are required based on a 30-year amortization schedule.
(4)	Fixed Rate. Interest only payments are due monthly. Beginning December 1, 2013, principal and interest payments are required based on a 30-year amortization schedule.

As of September 30, 2013 RAIT holds $38,075 of our debt while $54,209 is held by third parties. As of December 31, 2012, RAIT held $38,075 of our debt while $54,338 was held by third parties. For the three and nine months ended September 30, 2013, we paid $243 and $722 of interest to RAIT, respectively. For the three and nine months ended September 30, 2012, we paid $243 and $724 of interest to RAIT, respectively.

On October 25, 2013, we entered into a $20,000 secured revolving credit agreement with The Huntington National Bank to be used to acquire properties, capital expenditures and for general corporate purposes. The facility has a 3-year term, bears interest at LIBOR plus 2.75% and contains customary financial covenants for this type of revolving credit agreement.

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of September 30, 2013

(Unaudited and dollars in thousands, except share and per share data)

NOTE 5: Shareholder Equity and Non-Controlling Interests

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

On August 19, 2013, we redeemed 125 shares of our 12.5% Series A Cumulative Non-Voting Preferred Stock for an aggregate redemption price of approximately $140. The redemption of the Series A Preferred Stock was funded with cash received from the August 2013 public offering of common stock. After the redemption date, there were no shares of Series A Preferred Stock outstanding, and all rights of the holders of such shares and units were terminated.

Common Shares

On February 28, 2013, our board of directors authorized and declared distributions on our common stock for the months of January through June 2013. For the months of January through March 2013, the distributions were payable to the holders of our common stock at a rate of $0.00163934 per share per day. For the months of April through June 2013, our board of directors authorized and declared distributions on our common stock at a rate of $0.00171233 per share per day. The distributions for each month were aggregated and paid on or before the fifteenth day following the completion of each respective month. All distributions were paid in cash.

On July 25, 2013, our board of directors declared the following dividends for July, August and September 2013:

Month	Record Date	Payment Date	Dividend Declared Per Share
July 2013	August 5, 2013	August 15, 2013	$0.05333
August 2013	August 30, 2013	September 13, 2013	$0.05333
September 2013	September 30, 2013	October 15, 2013	$0.05333

On October 10, 2013, our board of directors declared the following dividends for October, November and December 2013:

Month	Record Date	Payment Date	Dividend Declared Per Share
October 2013	October 31, 2013	November 15, 2013	$0.05333
November 2013	November 29, 2013	December 16, 2013	$0.05333
December 2013	December 31, 2013	January 15, 2014	$0.05333

Non-controlling Interest

On February 28, 2013, our board of directors, in our capacity as the general partner of the operating partnership, authorized and declared distributions on our operating partnership’s common partnership units for the months of January through June 2013. For the months of January through March 2013, the distributions were paid to the holders of our common operating partnership units at a rate of $0.00163934 per unit per day. For the months of April through June 2013, our board of directors authorized and declared distributions on our operating partnership’s common units at a rate of $0.00171233 per share per day. The distributions for each month were aggregated and paid on or before the fifteenth day following the completion of each respective month. On July 25, 2013, our board of directors, in our capacity as the general partner of the operating partnership, declared distributions on our operating partnership’s common partnership units for the months of July through September 2013 with record dates, payment dates and the amounts of the dividend declared per unit corresponding to the dividends on our common stock set forth above. On October 10, 2013, our board of directors, in our capacity as the general partner of the operating partnership, declared distributions on our operating partnership’s common partnership units for the months of July through September 2013 with record dates, payment dates and the amounts of the dividend declared per unit corresponding to the dividends on our common stock set forth above. On May 7, 2013, RAIT elected to convert 5,274,900 of its common limited partnership units to shares of our common stock according to the terms of the Agreement of Limited Partnership. The shares of our common stock issued were issued in reliance on an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

On February 28, 2013, our board of directors, in our capacity as the general partner of the operating partnership, authorized and declared distributions on our operating partnership’s Series B Preferred Units for the period of January, February and March 2013. The distributions will be paid to holders of our Series B Preferred Units of record at a rate of $2.78 per unit per day. On May 7, 2013, our board of directors, in our capacity as the general partner of the operating partnership, authorized and declared distributions on our operating partnership’s Series B Preferred Units for the period of April, May and June 2013. The distributions were paid to holders of our Series B Preferred Units of record at a rate of $2.78 per unit per day. On July 25, 2013, our board of directors, in our capacity as the general partner of the operating partnership, authorized setting aside amounts sufficient to redeem our operating partnership’s Series B Preferred Units with the proceeds of our underwritten

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of September 30, 2013

(Unaudited and dollars in thousands, except share and per share data)

offering. Our operating partnership, had the right to redeem the Series B Preferred Units, in whole or in part, at any time or from time to time for a redemption price equal to $10 plus all accrued and unpaid distributions thereon to and including the date fixed for redemption.

On August 19, 2013, our operating partnership redeemed 350 of its Series B Units, all of which were owned by a wholly-owned subsidiary of RAIT Financial Trust, an affiliate of the Company, for an aggregate redemption price of approximately $3,500. The redemption of the Series B Units was funded with cash received from the August 2013 public offering of the common stock. After the redemption date, there were no Series B Units outstanding and all rights of the holders of such units were terminated.

NOTE 6: Equity Compensation Plans

Long Term Incentive Plan

On April 5, 2011, our board of directors approved and adopted the Long Term Incentive Plan, or our incentive plan, and the Independent Directors Compensation Plan, or the director plan. Our incentive plan provides for the grants of awards to our directors, officers and full-time employees (in the event we ever have employees), full-time employees of our advisor and its affiliates, full-time employees of entities that provide services to our advisor, directors of our advisor or of entities that provide services to it, certain of our consultants and certain consultants to our advisor and its affiliates or to entities that provide services to our advisor. The incentive plan authorizes the grant of restricted or unrestricted shares of our common stock, non-qualified and incentive stock options, restricted stock units, stock appreciation rights, dividend equivalents and other stock- or cash-based awards. On July 29, 2013, our board of directors and stockholders approved the amendment and restatement of our incentive plan to reduce the number of shares of common stock issuable thereunder to 800,000 shares.

Under our Independent Directors Compensation Plan, which operates as a sub-plan of our incentive plan, each of our independent directors will receive 3,000 shares of common stock annually. In addition, our independent directors may elect to receive their annual fee in the form of our common shares or a combination of common shares and cash. On October 29, 2013, our compensation committee made the initial stock grant under the director plan so that our independent directors received 9,000 shares of our common stock, in the aggregate. These awards vested immediately.

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

Distribution Reinvestment Program

We had adopted a distribution reinvestment program, or the DRP, through which our stockholders could elect to reinvest an amount equal to the distributions declared on their shares of common stock in additional shares in lieu of receiving cash distributions. The common stock available under the DRP was reallocated to the underwritten offering when the amended registration statement was filed and the DRP was subsequently terminated. No selling commissions or dealer manager fees were paid on shares sold under the DRP.

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

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of September 30, 2013

(Unaudited and dollars in thousands, except share and per share data)

Pursuant to the terms of the amended advisory agreement, our advisor will be compensated as follows:

•	Annual base management fee of 0.75% of average gross real estate assets. Average gross real estate assets means the average of the aggregate book value of our real estate assets before reserves for depreciation or other similar noncash reserves. We will compute average gross real estate assets by taking the average of these book values at the end of each month during the quarter for which we are calculating the fee. The fee is payable quarterly in an amount equal to 0.1875% of average gross real estate assets as of the last day of such quarter. In July 2013, our advisor agreed to an amendment to our advisory agreement, which provides that the gross assets attributable to the initial eight properties in our existing portfolio are excluded from the computation of the base management fee payable to the advisor, which amendment is retroactive to April 1, 2013. This agreement will have the effect of increasing our net income, or reducing our net loss, in future periods from what they otherwise would be. For the three and nine-month periods ended September 30, 2013 our advisor waived $0 and $494 of asset management fees, respectively. For the three and nine-month periods ended September 30, 2012 our advisor waived $205 and $615, respectively.

•	Beginning with the second quarter of 2013, we will pay our advisor an incentive fee based on our pre-incentive fee core funds from operations, or Core FFO, a non-GAAP measure as defined in the advisory agreement. The incentive fee is computed at the end of each fiscal quarter as follows:

•	no incentive fee in any fiscal quarter in which our pre-incentive fee Core FFO does not exceed the hurdle rate of 1.75% (7% annualized) of the cumulative gross amount of equity capital we have obtained; and

•	20% of the amount of our pre-incentive fee Core FFO that exceeds 1.75% (7% annualized) of the cumulative gross amount of equity capital we have obtained.

For the three and nine-month periods ended September 30, 2013 we paid $79 of incentive fees to our advisor.

Our advisor generally has responsibility for our day-to-day operations. Pursuant to the terms of the advisory agreement, we paid our advisor the fees described below.

•	We paid to our advisor an asset management fee that is payable quarterly in an amount equal to 0.1875% of the average invested assets as of the last day of the quarter, which equates to an annualized rate of 0.75% per annum. Average invested assets means the average of the aggregate book value of our assets invested in interests in, and loans secured by, real estate before reserves for depreciation or bad debt or other similar non-cash reserves. For the three and nine-month periods ended September 30, 2013, we paid $0 and $82 of asset management fees to our advisor, respectively. For the three and nine-month periods ended September 30, 2012, we paid $53 and $115 of asset management fees to our advisor, respectively. As of September 30, 2013 and December 31, 2012 we had liabilities payable to our advisor for asset management fees of $4 and $80, respectively.

•	If our advisor provided services in connection with the financing of any third party debt that we obtain, we would pay the advisor a financing coordination fee equal to 1.0% of the amount available and/or outstanding under such financing, subject to certain limitations. We do not pay financing coordination fees in connection with debt provided by RAIT. The services our advisor may perform include, without limitation, searching for lenders in connection with a proposed refinancing and negotiating the terms of any proposed refinancing with such lenders. Our advisor may reallow some or all of this fee to reimburse third parties that it retains to procure any such refinancing. For the three and nine-month periods ended September 30, 2013, we paid $0 and $102 of financing coordination fees to our advisor, respectively. For the three and nine-month periods ended September 30, 2012, we did not pay any financing coordination fees to our advisor. As of September 30, 2013 and December 31, 2012, we had liabilities payable to our advisor for financing coordination fees of $0 and $102, respectively.

•	We may pay our advisor a disposition fee upon the sale of one or more of our properties in an amount equal to the lesser of (a) one-half of the commission that would be reasonable, customary and competitive in light of the size, type and location of the asset or (b) 1% of the sale price of the asset. Payment of such fee may be made only if the advisor provides a substantial amount of services in connection with the sale of the asset. In addition, the amount paid when added to all other commissions paid to unaffiliated parties in connection with such sale shall not exceed the lesser of the commission that would be reasonable, customary and competitive in light of the size, type and location of the asset or an amount equal to 6% of the sale price of such asset. For the three and nine-month periods ended September 30, 2013 and 2012, we did not pay any disposition fees to our advisor.

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

As of September 30, 2013

(Unaudited and dollars in thousands, except share and per share data)

our advisor for acquisition expenses up to a maximum amount which, collectively with all acquisition fees and expenses, will not exceed, in the aggregate, 6% of the gross offering proceeds from our continuous offering.

•	We may reimburse our advisor for certain costs it incurs in connection with the services it provides to us including, but not limited to: (i) organization and offering costs in an amount up to 1% of gross offering proceeds, which include actual legal, accounting, printing and expenses attributable to preparing the SEC registration statement, qualification of the shares for sale in the states and filing fees incurred by the advisor, as well as reimbursements for salaries and direct expenses of its employees, including, without limitation, employee benefits, while engaged in registering the shares and other organization costs, other than selling commissions and the dealer manager fee; (ii) advertising expenses, expense reimbursements, and legal and accounting fees; (iii) the actual cost of goods and materials used by us and obtained from entities not affiliated with the advisor; (iv) administrative services (including personnel costs; provided, however, that no reimbursement shall be made for costs of personnel to the extent that such personnel perform services in transactions for which the advisor receives a separate fee); and (v) rent, leasehold improvement costs, utilities or other administrative items generally constituting our advisor’s overhead. We will not reimburse the advisor for any services for which we will pay the advisor a separate fee. For the three and nine-month period ended September 30, 2013, our advisor incurred $0 and $288 of organization and offering costs, respectively. For the three and nine-month periods ended September 30, 2012, our advisor incurred $79 and $622 of organization and offering costs, respectively. During the three and nine-months ended September 30, 2013, we reimbursed our advisor for $0 and $3, respectively, of organization and offering costs.

•	We reimburse our advisor for expenses it incurs in connection with our purchase of an asset. The acquisition fees and expenses for any particular asset, including amounts payable to affiliates, will not exceed, in the aggregate, 6% of the contract purchase price (including any mortgage assumed) of the asset. Our advisor will be paid acquisition expenses and we will reimburse our advisor for acquisition expenses only to the extent that acquisition fees and acquisition expenses collectively do not exceed 6% of the contract price of our assets. For the three and nine-month period ended September 30, 2013 and 2012, we did not reimburse our advisor for any acquisition expenses.

•	During the nine-month period ended September 30, 2013, our advisor reimbursed us for $134 of transfer agent costs we incurred from January 2013 through May 2013 in connection with the continuous offering.

2%/25% Guidelines

Our charter was amended on May 7, 2013. The amendments included removing the 2%/25% Guidelines.

Commencing on the fourth fiscal quarter following the quarter ended June 30, 2011 through May 7, 2013 our advisor was required to reimburse us for the amounts, if any, by which our total REIT operating expenses paid during the previous fiscal year exceed the greater of:

•	2% of our average invested assets for that fiscal year; or

•	25% of our net income for that fiscal year;

provided, however, that only so much of the excess specified above was required to be reimbursed as the board of directors, including a majority of the independent directors, determined should justifiably be reimbursed in light of any unanticipated, unusual or non-recurring factors. Within 60 days after the end of the quarter for which the excess occurred, we were required to send to the stockholders a written disclosure and explanation of the factors the independent directors considered in arriving at the conclusion that the higher total operating expenses were justified. Operating expenses were defined for this purpose as all expenses paid or incurred by us, as determined under GAAP, that were in any way related to our operation, including advisory fees, but excluding (i) the expenses of raising capital such as organization and offering expenses, legal, audit, accounting, underwriting, brokerage, listing, registration and other fees, printing and other such expenses and taxes incurred in connection with the issuance, distribution, transfer, registration and stock exchange listing of our stock; (ii) interest payments; (iii) taxes; (iv) non-cash expenditures such as depreciation, amortization and bad debt reserves; (v) reasonable incentive fees based on the gain from the sale of our assets; and (vi) acquisition fees and expenses (including expenses relating to potential investments that we did not close), disposition fees on the resale of property and other expenses connected with the acquisition, disposition and ownership of real estate interests, loans or other property (including the costs of foreclosure, insurance premiums, legal services, maintenance, repair and improvement of property).

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

As of September 30, 2013

(Unaudited and dollars in thousands, except share and per share data)

certain selling commissions, dealer manager fees and reimbursements relating to raising capital in connection with the continuous offering. Our agreement with IR Securities provided for the following compensation relating to the continuous offering:

•	We paid IR Securities selling commissions of up to 7.0% of the gross proceeds from our continuous offering. IR Securities reallowed all or a portion of commissions earned for those transactions that involve participating broker-dealers. For the three and nine-month periods ended September 30, 2013, we did not pay any selling commissions to IR Securities.

•	We paid IR Securities a dealer manager fee of 3.0% of the gross proceeds from our continuous offering. IR Securities, in its sole discretion, could reallow a portion of its dealer manager fee of up to 1.5% of the gross offering proceeds to be paid to such participating broker-dealers. For the three and nine-month periods ended September 30, 2013, we paid $0 and $4 of dealer manager fees to IR Securities, respectively. For the three and nine-month periods ended September 30, 2012, we did not pay any dealer manager fees to IR Securities.

•	We reimbursed IR Securities for its reasonable bona fide due diligence expenses and reimbursed it for reimbursements it could make to broker-dealers for reasonable bona fide due diligence expenses which are included in a detailed and itemized invoice. Reimbursement of these amounts, combined with the reimbursement of all other organizational and offering costs, was not to exceed 15% of the gross proceeds raised in our continuous offering. For the three and nine-month periods ended September 30, 2013 and 2012, IR Securities did not incur any reimbursable due diligence expenses.

Property Management Fees Paid to Our Property Manager

We have entered into property management agreements with Jupiter Communities, LLC, or our property manager, which is majority owned by RAIT, with respect to each of our properties. Pursuant to the property management agreements, we pay our property manager property management and leasing fees on a monthly basis of an amount up to 4.0% of the gross revenues from the property for each month. Additionally, we may pay our property manager a separate fee for the one-time initial rent-up or leasing-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s length transactions by others rendering similar services in the same geographic area for similar properties as determined by a survey of brokers and agents in such area. Each management agreement has an initial one year term, subject to automatic one-year renewals unless either party gives prior notice of its desire to terminate the management agreement. For the three and nine-month periods ended September 30, 2013, we paid $187 and $559, respectively, of property management and leasing fees to our property manager. For the three and nine-month periods ended September 30, 2012, we paid $164 and $473 of property management and leasing fees to our property manager, respectively. As of September 30, 2013 and December 31, 2012, we had liabilities payable to our property manager for property management and leasing fees of $63 and $59, respectively.

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of September 30, 2013

(Unaudited and dollars in thousands, except share and per share data)

NOTE 8: Earnings (Loss) Per Share

The following table presents a reconciliation of basic and diluted earnings (loss) per share for the three-month and nine-month periods ended September 30, 2013 and 2012:

	For the Three-Month Periods Ended September 30		For the Nine-Month Periods Ended September 30
	2013	2012	2013	2012
Net Income (loss)	$302	$(14)	$966	$378
(Income) loss allocated to preferred shares	(2)	(4)	(10)	(12)
(Income) loss allocated to non-controlling interests	(45)	(10)	(649)	(434)

Net Income (loss) allocable to common shares	255	(28)	307	(68)

Weighted-average shares outstanding—Basic	7,643,540	324,359	3,875,331	256,883
Weighted-average shares outstanding—Diluted	7,643,540	324,359	3,875,331	256,883

Earnings (loss) per share—Basic	$0.03	$(0.09)	$0.08	$(0.26)

Earnings (loss) per share—Diluted	$0.03	$(0.09)	$0.08	$(0.26)

Earnings per share is computed in accordance with FASB ASC Topic 260, “Earnings per Share”, by dividing the Net Income (loss) allocable to common shares by the weighted average number of common shares outstanding during the respective periods. Earnings (loss) per share for the three and nine-month periods ended September 30, 2013 and 2012 excludes 5,274,900 limited partnership units were exchanged for common stock on May 7, 2013 as their effect would be anti-dilutive.

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

The forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions and beliefs, which involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to:

•	the fact that we have a limited operating history;

•	our ability to effectively deploy the proceeds we raised in our underwritten public offering of common stock;

•	changes in economic conditions generally and the real estate market specifically;

•	legislative or regulatory changes (including changes to the laws governing the taxation of REITs);

•	the availability of capital;

•	interest rates; and

•	changes to generally accepted accounting principles, or GAAP.

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

All forward-looking statements included herein should be read in light of the factors identified in Exhibit 99.1, attached to this report, “Risk Factors” .

Overview

We are a Maryland corporation that owns well-located apartment properties in geographic submarkets that we believe support strong occupancy and have the potential for growth in rental rates. We seek to provide stockholders with attractive risk-adjusted returns, with an emphasis on distributions and capital appreciation. We are externally advised by a wholly-owned subsidiary of RAIT Financial Trust (NYSE: RAS), a REIT that invests primarily in commercial mortgages and, to a lesser extent, apartment properties and RAIT is our largest stockholder. Each of our apartment properties is managed by Jupiter, a majority owned subsidiary of RAIT. We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, or the Code, commencing with our taxable year ended December 31, 2011.

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

As of September 30, 2013, we own nine apartment properties containing an aggregate of 2,358 apartment units. We refer to these apartment properties as our “existing portfolio.” As of September 30, 2013, our existing portfolio had an average occupancy of 94.1% and an average monthly effective rent per occupied apartment unit of $789.

We were formed in 2009. Since our formation, we have sold our common stock in two public offerings. From June 10, 2011 to April 8, 2013 we engaged in a registered continuous offering carried out in a manner consistent with offerings of non-listed REITs and sold 348,300 shares of our common stock for aggregate gross proceeds of $3.5 million, including $0.5 million from unaffiliated investors. On August 13, 2013, we engaged in an underwritten public offering of 4,000,000 shares of our common stock for $8.50 per share for total gross proceeds of approximately $34.0 million and listed our common stock for trading on the NYSE MKT. After giving effect to our underwritten public offering, the percent of our outstanding common stock held by RAIT was reduced from 99% to 60%. The net proceeds of the offering were approximately $31.1 million after deducting underwriting discounts and commissions and offering expenses. We used and intend to continue to use the net proceeds from the offering to acquire additional properties, redeem all of our and our operating partnership’s outstanding preferred securities and for general corporate purposes.

Our Properties

The following table presents an overview of our apartment portfolio as of September 30, 2013:

Property Name	Location	Purchase Date	Year Built or Renovated (1)	Units (2)		Average Occupancy (3)	Average Monthly Effective Rent per Occupied Unit (4)
Belle Creek	Henderson, Colorado	4/29/2011	2011	162	(5)	97.5%	$920
Berkshire Square	Indianapolis, Indiana	9/19/2013	2012	354		98.0%	N/A (6)
Centrepoint	Tucson, Arizona	12/16/2011	2006	320		92.5%	817
Copper Mill	Austin, Texas	4/29/2011	2010	320		97.5%	728
Crestmont	Marietta, Georgia	4/29/2011	2010	228		93.9%	705
Cumberland Glen	Smyrna, Georgia	4/29/2011	2010	222		93.7%	666
Heritage Trace	Newport News, Virginia	4/29/2011	2010	200		90.5%	725
Runaway Bay	Indianapolis, Indiana	10/11/2012	2002	192		88.5%	923
Tresa at Arrowhead	Phoenix, Arizona	4/29/2011	2006	360		94.7%	827

				2,358		94.1%	$789

(1)	All dates are for the year in which a renovation program was completed, except for Runaway Bay, which is the year construction was completed. The year construction was completed for each of the other properties is: Belle Creek - 2002; Berkshire Square – 1970; Centrepoint - 1995; Copper Mill - 1984; Crestmont - 1987; Cumberland Glen - 1987; Heritage Trace - 1973; and Tresa at Arrowhead - 1998.

(2)	Units represents the total number of apartment units available for rent at September 30, 2013.
(3)	Average occupancy for each of our properties is calculated as (i) total units rented as of September 30, 2013 divided by (ii) total units available as of September 30, 2013, expressed as a percentage.
(4)	Average monthly effective rent per occupied unit represents the average monthly rent for all occupied units for the nine months ended September 30, 2013.
(5)	Does not include 6,256 square feet of retail space in six units, of which 1,010 square feet of space is occupied by Jupiter for use as the leasing office. The remaining 5,246 square feet of space is 100% occupied by five tenants with an average monthly base rent of $1,487, or $15.40 per square foot per year.
(6)	We do not report average effective rent per unit in the month of acquisition as it is not representative of a full month of operations.

On October 16, 2013, our operating partnership entered into an agreement of purchase and sale, or the purchase agreement, with Kola Investments, LLC, or the seller, regarding a portfolio, or the Oklahoma portfolio, of five apartment properties located around Oklahoma City, Oklahoma. Pursuant to the terms and conditions of the purchase agreement, the purchase price for the Oklahoma portfolio is $65,000,000 payable as follows: (1) a deposit of $650,000 comprised of an initial deposit of $250,000 paid at signing and an additional deposit of $400,000 to be paid after the expiration of the due diligence period on November 15, 2013, (2) the assumption by our operating partnership at the closing under the purchase agreement of indebtedness to which the Oklahoma portfolio and seller are subject with an outstanding principal balance of approximately $46,100,000 at October 16, 2013 and (3) the balance of the purchase price, after any defined adjustments, in cash. We cannot provide any assurances that we will complete the acquisition contemplated by the purchase agreement. The closing is subject to customary terms and conditions and we may terminate the purchase agreement with or without cause prior to the expiration of the due diligence period.

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

Our calculation of Core FFO differs from the methodology used for calculating Core FFO by certain other REITs and, accordingly, our Core FFO may not be comparable to Core FFO reported by other REITs. Our management utilizes FFO and Core FFO as measures of our operating performance, and believes they are also useful to investors, because they facilitate an understanding of our operating performance after adjustment for certain non-cash items, such as depreciation and amortization expenses, and acquisition expenses and pursuit costs that are required by GAAP to be expensed but may not necessarily be indicative of current operating performance and that may not accurately compare our operating performance between periods. Furthermore, although FFO, Core FFO and other supplemental performance measures are defined in various ways throughout the REIT industry, we also believe that FFO and Core FFO may provide us and our investors with an additional useful measure to compare our financial performance to certain other REITs. We will also use Core FFO for purposes of determining the quarterly incentive fee, if any, payable to our advisor beginning with the second quarter of 2013. See “Our Advisor, Our Property Manager and Related Agreements—Compensation to Our Advisor and Our Property Manager.”

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

Set forth below is a reconciliation of net income (loss) to FFO and Core FFO for the three and nine-months ended September 30, 2013 and 2012 (in thousands, except share and per share information):

	For the Three-Month Period Ended September 30, 2013		For the Three-Month Period Ended September 30, 2012
	Amount	Per Share	Amount	Per Share
Funds From Operations:
Net income (loss)	$302	$0.04	$(14)	$0.00
Adjustments:
Income allocated to preferred shares	(2)	0.00	(4)	0.00
Income allocated to preferred units	(45)	(0.01)	—	—
Real estate depreciation and amortization	1,008	0.13	840	0.15

Funds From Operations	$1,263	$0.17	$822	$0.15

Weighted-average shares—diluted (a)	7,643,540	7,643,540	5,599,259	5,599,259

Core Funds From Operations:
Funds From Operations	$1,263	$0.17	$822	$0.15
Adjustments:
Acquisition fees and expenses	50	0.00	52	0.01

Core Funds From Operations	$1,313	$0.17	$874	$0.16

Weighted-average shares—diluted (a)	7,643,540	7,643,540	5,599,259	5,599,259

	For the Nine-Month Period Ended September 30, 2013		For the Nine-Month Period Ended September 30, 2012
	Amount	Per Share	Amount	Per Share
Funds From Operations:
Net income (loss)	$966	$0.15	$378	$0.07
Adjustments:
Income allocated to preferred shares	(10)	0.00	(12)	—
Income allocated to preferred units	(220)	(0.03)	—	—
Real estate depreciation and amortization	3,107	0.49	2,471	0.45

Funds From Operations	$3,843	$0.61	$2,837	$0.52

Weighted-average shares—diluted (a)	6,309,900	6,309,900	5,531,783	5,531,783

Core Funds From Operations:
Funds From Operations	$3,843	$0.61	$2,837	$0.52
Adjustments:
Acquisition fees and expenses	50	0.01	92	0.01

Core Funds From Operations	$3,893	$0.62	$2,929	$0.53

Weighted-average shares—diluted (a)	6,309,900	6,309,900	5,531,783	5,531,783

(a)	Weighted-average shares—diluted includes 5,274,900 limited partnership units that were exchanged for common stock on May 7, 2013 and exchangeable for common stock as of September 30, 2012.

Results of Operations

Three-Month Period Ended September 30, 2013 Compared to the Three-Month Period Ended September 30, 2012

Our total revenue increased $0.8 million to $4.8 million for the three-month period ended September 30, 2013 from $4.0 million for the three-month period ended September 30, 2012. The increase is primarily attributable to a property we acquired on October 11, 2012 along with improved occupancy and rental rates as compared to occupancies and rental rates in 2012.

Our expenses increased $0.3 million to $3.6 million for the three-month period ended September 30, 2013 from $3.3 million for the three-month period ended September 30, 2012. Expenses were comprised primarily of property operating expenses which increased $0.3 million to $2.4 million from $2.1 million for the three-month period ended September 30, 2012 and depreciation and amortization which increased $0.2 million to $1.0 million for the three-month period ended September 30, 2013 from $0.8 million for the three-month period ended September 30, 2012. The increase is primarily attributable to a property we acquired on October 11, 2012. We incurred asset management fees during the three-month periods ended September 30, 2013 and 2012 of $0.0 million and $0.1 million, respectively. We incurred certain general and administrative expenses related to audit and other professional fees, trustee fees and other federal and state filing fees during the three-month periods ended September 30, 2013 and 2012 of $0.1 million and $0.2 million, respectively.

Our interest expense increased $0.1 million to $0.9 million for the three-month period ended September 30, 2013 from $0.8 for the three-month period ended September 30, 2012. The increase is attributable to the mortgage indebtedness used to finance the acquisition of a property that we acquired on October 11, 2012.

Nine-Month Period Ended September 30, 2013 Compared to the Nine-Month Period Ended September 30, 2012

Our total revenue increased $2.1 million to $14.2 million for the nine-month period ended September 30, 2013 from $12.1 million for the nine-month period ended September 30, 2012. The increase is primarily attributable to a property we acquired on October 11, 2012 along with improved occupancy and rental rates.

Our expenses increased $1.2 million to $10.5 million for the nine-month period ended September 30, 2013 from $9.3 million for the nine-month period ended September 30, 2012. Expenses were comprised primarily of property operating expenses which increased $0.9 million to $6.8 million for the nine-month period ended September 30, 2013 from $5.9 million for the nine-month period ended September 30, 2012 and depreciation and amortization which increased $0.6 million to $3.1 million from $2.5 million for the nine-month period ended September 30, 2012. The increase is primarily attributable to a property we acquired on October 11, 2012. We incurred asset management fees during the nine-months ended September 30, 2013 and 2012 of $0.2 million. We incurred certain general and administrative expenses related to audit and other professional fees, trustee fees and other federal and state filing fees during the nine-month periods ended September 30, 2013 and 2012 of $0.4 million and $0.7 million, respectively. During the nine-months ended September 30, 2013, our advisor reimbursed $0.1 million of transfer agent costs that were incurred from January 2013 through May 2013. This reimbursement reduced our general and administrative expenses during the nine-month period ended September 30, 2013.

Our advisor waived $0.5 million and $0.6 million of asset management fees for the nine-month periods ended September 30, 2013 and 2012, respectively. If our advisor had not waived the asset management in such periods, such fees would have reduced net income (loss) allocable to common shares by $0.2 million and $0.1 million for the nine-month periods ended September 30, 2013 and 2012, respectively.

Our interest expense increased $0.3 million to $2.7 million for the nine-month period ended September 30, 2013 from $2.4 for the nine-month period ended September 30, 2012. The increase is attributable to the mortgage indebtedness used to finance the acquisition of a property on October 11, 2012.

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

Our primary cash requirements are to:

•	make investments and fund the associated costs;

•	repay our indebtedness;

•	pay our operating expenses, including fees paid to our advisor and our property manager; and

•	distribute a minimum of 90% of our REIT taxable income (determined without regard to the deduction for dividends paid and excluding net capital gain) and to make investments in a manner that enables us to maintain our qualification as a REIT.

We intend to meet these liquidity requirements primarily through:

•	the use of our cash and cash equivalent balance of $16.5 million as of September 30, 2013;

•	cash generated from operating activities;

•	if required, proceeds from future borrowings and offerings.

Since our formation, we have sold our common stock in two public offerings. From June 10, 2011 to April 8, 2013 we engaged in a registered continuous offering carried out in a manner consistent with offerings of non-listed REITs and sold 348,300 shares of our common stock for aggregate gross proceeds of $3.5 million, including $0.5 million from unaffiliated investors. On August 13, 2013, we engaged in an underwritten public offering of 4,000,000 shares of our common stock for $8.50 per share for total gross proceeds of approximately $34.0 million and listed our common stock for trading on the NYSE MKT. After giving effect to our underwritten public offering, the percent of our outstanding common stock held by RAIT was reduced from 99% to 60%. The net proceeds of the offering were approximately $31.1 million after deducting underwriting discounts and commissions and offering expenses. We used and intend to continue to use the net proceeds from the offering to acquire additional properties, redeem all of our and our operating partnership’s outstanding preferred securities and for general corporate purposes. We will depend on the net proceeds of this underwritten offering and any future offerings in which we engage, together with the proceeds of debt financings, to meet our investment objectives of acquiring, owning and operating a portfolio of apartment properties.

We will seek to enhance our growth through the use of prudent amounts of leverage. In general, we intend to limit our aggregate leverage to 70% of the combined initial purchase price of all of our real estate properties. During the period following the underwritten offering, we may employ greater leverage in order to more quickly build a diversified portfolio of assets.

On October 25, 2013, we entered into a $20 million secured revolving credit agreement with The Huntington National Bank to be used to acquire properties, capital expenditures and for general corporate purposes. The facility has a 3-year term, bears interest at LIBOR plus 2.75% and contains customary financial covenants for this type of revolving credit agreement.

Cash Flows

As of September 30, 2013 and 2012, we maintained cash and cash equivalents of approximately $16.5 million and $3.6 million, respectively. Our cash and cash equivalents were generated from the following activities (dollars in thousands):

	For the Nine-Month Periods Ended September 30
	2013	2012
Cash flow from operating activities	$3,726	$2,841
Cash flow from investing activities	(14,076)	(992)
Cash flow from financing activities	24,343	662

Net change in cash and cash equivalents	13,993	2,511
Cash and cash equivalents at beginning of period	2,533	1,107

Cash and cash equivalents at end of period	$16,526	$3,618

Our increased cash inflow from operating activities during the nine-month period ended September 30, 2013 is due to the acquisition of a property on October 11, 2012 along with improved occupancy and rental rates.

Our increased cash outflow from investing activities during the nine-month period ended September 30, 2013 is due to the acquisition of a property on September 19, 2013.

The increased cash flow from our financing activities during the nine-month period ended September 30, 2013 is substantially due to the completion of our underwritten public offering.

Off-Balance Sheet Arrangements

None.

Critical Accounting Estimates and Policies

Our Annual Report on Form 10-K for the year ended December 31, 2012 contains a discussion of our critical accounting policies. Management discusses our critical accounting policies and management’s judgments and estimates with our Audit Committee.

Recent Accounting Pronouncements

In December 2011, the FASB issued an accounting standard classified under FASB ASC Topic 360, “Property, Plant, and Equipment”. This accounting standard amends existing guidance to resolve the diversity in practice about whether the guidance for real estate sales applies to a parent that ceases to have a controlling financial interest in a subsidiary that is in substance real estate as a result of default on the subsidiary’s nonrecourse debt. This accounting standard is effective for fiscal years, and interim periods with those years, beginning on or after June 15, 2012. This standard did not have a material impact on our consolidated financial statements.

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

There have been no material changes in quantitative and qualitative market risks during the nine-months ended September 30, 2013 from the disclosures included in our Annual Report on Form 10-K for the year ended December 31, 2012. Reference is made to Item 7A included in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Updated risk factors incorporating any material changes from the risk factors previously disclosed in Item 1A—“Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 are included in Exhibit 99.1 to this report and incorporated herein by reference.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

During the nine-month period ended September 30, 2013, our company did not repurchase any of our equity securities registered under Section 12 of the Securities Exchange Act. We previously disclosed our issuances during the nine-month period ended September 30, 2013 of equity securities that were not registered under the Securities Act of 1933, as amended, in our quarterly report on Form 10-Q for the quarterly period ended March 31, 2013.

On June 10, 2011, our Registration Statement on Form S-11 (File No. 333-173391) for a continuous offering of a minimum of 250,000 shares and a maximum of 100,000,000 shares of common stock for sale to the public at a price of $10.00 per share (subject to certain discounts) in the primary offering and $9.50 per share pursuant to our distribution reinvestment plan, which we refer to collectively as our continuous offering, was initially declared effective under the Securities Act of 1933, as amended, or the Securities Act. Independence Realty Securities, LLC, an affiliate of RAIT, served as the dealer manager for the continuous offering. As of September 30, 2013, we had sold 348,300 shares of our common stock for $10.00 per share for total gross proceeds of $3,483,000, including 300,000 shares sold to a subsidiary of RAIT. Through the filing date of this report, we used $2,012,500 of the proceeds of our offering to partially fund the purchase price for Runaway Bay Apartments and the remaining $1,470,500 to partially fund the purchase price for Berkshire Square described above. As described above, we have filed the amended registration statement to terminate the continuous offering.

From the effective date of our registration statement through September 30, 2013, we incurred actual selling commissions, dealer manager fees and organization and other offering costs in our offering in the amounts set forth below. The dealer manager reallowed all of the selling commissions and a portion of the dealer manager fee to participating broker-dealers.

Type of Expense	Amount	Percentage of Offering Proceeds
Selling commissions	$37,305	1.07%
Dealer manager fees	10,995	0.32%
Other organization and other offering costs	34,830	1.00%

Total expenses related to the offering	$83,130	2.39%

From the commencement of the offering through September 30, 2013, the net offering proceeds to us, after deducting the total expenses related to the offering as described above, were $3,399,870. We have issued 340 shares pursuant to our distribution reinvestment plan through September 30, 2013. On April 26, 2013, we filed the amended registration statement which reallocated the common stock available under the DRP to the underwritten offering and subsequently terminated the DRP.

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

Independence Realty Trust, Inc.

Date: November 6, 2013	By:	/S/ SCOTT F. SCHAEFFER
Scott F. Schaeffer
Chairman of the Board, Chief Executive Officer and President
(Principal Executive Officer)

Date: November 6, 2013	By:	/S/ JAMES J. SEBRA
James J. Sebra
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit	Description

3.1	Articles of Restatement of Independence Realty Trust, Inc (the “Company”)., dated as of August 20, 2013, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 20, 2013.

3.2	Second Amended and Restated Bylaws of the Company, incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 (the “First Quarter 10-Q”).

4.1	Fourth Amended and Restated Agreement of Limited Partnership of Independence Realty Operating Partnership, LP, dated as of May 7, 2013, incorporated by reference to Exhibit 4.1 to the First Quarter 10-Q.

4.2	First Amendment, dated as of August 20, 2013, to Fourth Amended and Restated Agreement of Limited Partnership of Independence Realty Operating Partnership, LP, dated as of May 7, 2013 incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 20, 2013.

4.2	Registration Rights Agreement by and among the Company, Independence Realty Operating Partnership, LP, RAIT Financial Trust and the RAIT Parties (as defined therein), dated as of July 26, 2013, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 1, 2013.

10.1(a)	Second Amended and Restated Advisory Agreement by and among the Company, Independence Realty Operating Partnership, LP and Independence Realty Advisors, LLC, dated as of May 7, 2013 , incorporated by reference to Exhibit 10.1 to the First Quarter 10-Q.

10.1(b)	First Amendment dated as of July 26, 2013 to the Second Amended and Restated Advisory Agreement dated May 7, 2013 by and among the Company, Independence Realty Operating Partnership, LP and Independence Realty Advisors, LLC, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 1, 2013.

10.2	Independence Realty Trust, Inc. Long Term Incentive Plan (as amended and restated as of July 29, 2013), incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on August 1, 2013.

10.3	Indemnification Agreement dated March 17, 2011 between the Company and Scott F. Schaeffer, together with the schedule required by Instruction 2 of Item 601 of Regulation S-K, listing other substantially identical agreements incorporated by reference to Exhibit 10.22 to Pre-Effective Amendment No. 1 to the Registration Statement on Form S-11 filed on June 18, 2013, Commission File No. 333-188577.

10.4	Secured Revolving Credit Agreement dated as of October 25, 2013 among Independence Realty Operating Partnership, LP, as borrower, and The Huntington National Bank, as lender, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 28, 2013.

10.5	Guaranty Agreement, dated as of October 25, 2013 made by Independence Realty Trust, Inc., as guarantor, to The Huntington National Bank and defined related creditors, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 28, 2013.

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Risk Factors

101	XBRL (eXtensible Business Reporting Language). The following materials, formatted in XBRL: (i) Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012, (ii) Consolidated Statements of Operations for the three-month and nine-month periods ended September 30, 2013 and September 30, 2012, (iii) Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 2013 and September 30, 2012, and (v) notes to the consolidated financial statements as of September 30, 2013.