Form 10-K
period 2013-12-31
INDEPENDENCE REALTY TRUST, INC
filed 2014-03-11
CIK 1466085

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                      to                     .

Commission file number 001-36041

INDEPENDENCE REALTY TRUST, INC.

(Exact name of registrant as specified in its charter)

Maryland	26-4567130
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Cira Centre 2929 Arch St., 17th Floor Philadelphia, PA	19104
(Address of principal executive offices)	(Zip Code)

(215) 243-9000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of each class	Name of each exchange on which registered
Common Stock	NYSE MKT

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s shares of common stock held by non-affiliates as of June 28, 2013, based upon a $10.00 per share purchase price for those shares, was $486,400.

As of March 10, 2014 there were 17,742,540 outstanding shares of the registrant’s common stock issued and outstanding.

INDEPENDENCE REALTY TRUST, INC.

FORWARD LOOKING STATEMENTS

The Securities and Exchange Commission, or SEC, encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This report contains or incorporates by reference such “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act.

Words such as “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes” and words and terms of similar substance used in connection with any discussion of future operating or financial performance identify forward-looking statements. As used herein, the terms “we,” “our” and “us” refer to Independence Realty Trust, Inc. and, as required by context, Independence Realty Operating Partnership, LP, which we refer to as our operating partnership, and their subsidiaries.

We claim the protection of the safe harbor for forward-looking statements provided in the Private Securities Litigation Reform Act of 1995. These statements may be made directly in this report and they may also be incorporated by reference in this report to other documents filed with the SEC, and include, but are not limited to, statements about future financial and operating results and performance, statements about our plans, objectives, expectations and intentions with respect to future operations, products and services, and other statements that are not historical facts. These forward-looking statements are based upon the current beliefs and expectations of our management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are difficult to predict and generally beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. Actual results may differ materially from the anticipated results discussed in these forward-looking statements.

The risk factors discussed and identified in item 1A of this report and in other of our public filings with the SEC, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements. We caution you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. Except to the extent required by applicable law or regulation, we undertake no obligation to update these forward-looking statements to reflect events or circumstances after the date of this filing or to reflect the occurrence of unanticipated events.

PART I

ITEM 1.	Business

Our Company

We are a Maryland corporation that owns apartment properties in geographic submarkets that we believe support strong occupancy and have the potential for growth in rental rates. We seek to provide stockholders with attractive risk-adjusted returns, with an emphasis on distributions and capital appreciation. We are externally advised by a wholly-owned subsidiary of RAIT Financial Trust, or RAIT (NYSE: RAS), a multi-strategy commercial real estate company organized as an internally managed REIT with approximately $3.6 billion of assets under management as of December 31, 2013. RAIT invests primarily in commercial mortgages and, to a lesser extent, apartment properties. We elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, or the Code, commencing with our taxable year ended December 31, 2011.

We seek to acquire and operate apartment properties that:

•	have stable occupancy;

•	are located in submarkets that we do not expect will experience substantial new apartment construction in the foreseeable future;

•	in appropriate circumstances, present opportunities for repositioning or updating through capital expenditures; and

•	present opportunities to apply tailored marketing and management strategies to attract and retain residents and enable rent increases.

Our Business Objective and Investment Strategies

Our primary business objective is to maximize stockholder value by increasing cash flows at our existing apartment properties and acquiring additional properties that have strong and stable occupancies and the ability to raise rental rates or that have the potential for repositioning through capital expenditures or tailored management strategies. We intend to achieve this objective by executing the following strategies:

•	Use RAIT’s extensive experience lending to, owning and/or managing apartment properties, and its networks of contacts in the apartment industry, to acquire additional apartment properties. RAIT has provided debt financing for apartment owners and operators since 1997 and, as of December 31, 2013, owned 37 apartment properties. RAIT’s property management subsidiary, Jupiter Communities, LLC, which does business as RAIT Residential, manages over 10,600 apartment units in 17 states (including those owned by us). We believe these factors and RAIT’s commercial real estate relationships and access to off-market transactions, including relationships with the brokerage community, will provide us with a strong pipeline of acquisition opportunities.

•	Focus on properties in markets that have strong apartment demand, reduced competition from national apartment buyers and no substantial new apartment construction. In evaluating potential acquisitions, our advisor analyzes apartment occupancy and trends in rental rates, employment and new construction, among many other factors, and seeks to identify properties located primarily in secondary and tertiary markets where there is strong demand for apartment units, little to no apartment development, stable resident bases and occupancy rates, positive net migration trends and strong employment drivers. We generally will seek to avoid markets where we believe potential yields have decreased as a result of the acquisition and development efforts of large institutional buyers.

•	Acquire properties that have operating upside through targeted management strategies. Both we and our advisor have expertise in acquiring and/or managing under-performing properties and increasing the net operating income of such properties through more effective marketing and leasing, better management of rental rates and more efficient expense management. We will seek to acquire properties that we believe possess significant prospects for increased occupancy and rental revenue growth. Our target profile for acquisitions currently is midrise/garden-style apartments containing 150-500 units with good amenities that we can acquire at less than replacement cost in the $10 million to $35 million price range with a five to fifteen year operating track record. We do not intend to limit ourselves to properties in this target profile and may make acquisitions outside of this profile or change our target profile whenever market conditions warrant.

•	Selectively use our capital to improve apartment properties where we believe the return on such investments is accretive to our stockholders. We have significant experience allocating capital to value-added improvements of apartment properties to produce better occupancy and rental rates. We will selectively deploy our capital into revenue-enhancing capital projects that we and our advisor believe will improve the physical plant or market positioning of particular apartment properties and generate increased income over time.

Financing Strategy

We intend to use prudent amounts of leverage in making our investments, which we define as having total indebtedness of no more than approximately 65% of the combined initial purchase price of all of the properties in our portfolio from time to time. However, we are not subject to any limitations on the amount of leverage we may use, and, accordingly, the amount of leverage we use may be significantly less or greater than we currently anticipate. By operating on a leveraged basis, we expect to have more funds available for property acquisitions and other purposes, which we believe will allow us to acquire more properties than would otherwise be possible, resulting in a larger and more diversified portfolio. See “Risk Factors—Risks Associated with Debt Financing” for more information about the risks related to operating on a leveraged basis.

If our board of directors changes our policies regarding our use of leverage, we expect that it will consider many factors, including, among others, the lending standards of government-sponsored enterprises, such as the Federal National Mortgage Association, or Fannie Mae, and the Federal Home Loan Mortgage Corporation, or Freddie Mac, for loans in connection with the financing of apartment properties, the leverage ratios of publicly traded REITs with similar investment strategies, the cost of leverage as compared to expected operating net revenues and general market conditions.

We have no outstanding long-term indebtedness as of March 11, 2014 other than the existing mortgage financing secured by the apartment properties in our portfolio and a $20.0 million secured revolving credit agreement, or the Secured Credit Facility, with The Huntington National Bank, pursuant to which our operating partnership may borrow up to the lesser of (i) $20.0 million, (ii) 60% of the total acquisition costs of all properties acquired with advances under the secured credit facility and (iii) an amount that would not cause our operating partnership to exceed a defined debt service coverage ratio.

2013 Implementation of Our Objective and Strategies.

During 2013, we acquired two apartments and successfully improved occupancies and rental rates in our portfolio while managing property operating expenses, resulting in a 19.9% increase in our revenue and a 23.0% increase in our property net operating income when compared to 2012. We also reported a 46.2% increase in our core funds from operations, or Core FFO, when compared to 2012. In 2013, we also entered into agreements to acquire six additional properties, including the Oklahoma portfolio described below.

We completed the acquisition of one of these properties in January 2014 and five additional properties in February 2014. With respect to our financing strategy, our leverage was 52% at December 31, 2013, based on debt to gross assets. In August 2013 we raised $34.0 million through an offering of our common stock, listed our common stock on the NYSE MKT and used the majority of these proceeds to acquire these six additional properties. As a result of our progress and the performance of our investment portfolio in 2013, our board of directors, or the board, increased our monthly dividend in January 2014 to $0.06 per month or $0.18 cents per quarter for the first quarter of 2014, a 12.5% increase in from the monthly dividend rate in effect during the fourth quarter of 2013.

As of December 31, 2013, we owned ten apartment properties with 2,790 units located in seven states summarized below.

	At December 31, 2013	At December 31, 2012
Investments in real estate, at cost	$190,096	$153,565
Less: accumulated depreciation	(15,775)	(12,283)

Investments in real estate, net	$174,321	$141,282

Multifamily units owned	2,790	2,004
Portfolio average occupancy	94.5%	92.0%
Average monthly effective rent per unit	$775	$787

See “Item 2. Properties” for further information on our current portfolio and pending acquisitions. See “Management’s Discussion and Analysis—Historical Performance of Our Apartment Properties” for information about the historical performance of our properties and “—Outstanding Indebtedness” for a summary of the mortgage debt encumbering our properties.

Development and Structure of Our Company

We were formed as a Maryland corporation on March 26, 2009. RAIT acquired beneficial ownership of 100% of our outstanding common stock on January 20, 2011 for approximately $2.5 million and we commenced operations on April 29, 2011 upon our acquisition of six properties from RAIT. Since our formation, we have sold our common stock in three public offerings. From June 2011 to April 2013, we engaged in a registered continuous offering carried out in a manner consistent with offerings of non-listed REITs and sold 348,300 shares of our common stock for aggregate gross proceeds of $3.5 million, including approximately $3.0 million from RAIT and $0.5 million from unaffiliated investors. In August 2013, we completed an underwritten public offering, or the August 2013 offering, of 4,000,000 shares of our common stock for total gross proceeds of approximately $34.0 million and our common stock commenced trading on the NYSE MKT. In January 2014, we completed another underwritten public offering of 8,050,000 shares of our common stock for total gross proceeds of approximately $66.8 million. RAIT bought shares in each of these offerings and has been our largest stockholder since it acquired us. RAIT beneficially owned 59.7% of the outstanding shares of our common stock at December 31, 2013 and owns approximately 39.3% of the outstanding shares of our common stock as of March 11, 2014.

We conduct our business through a traditional umbrella partnership REIT, or UPREIT, structure in which our properties are owned by our operating partnership directly or through subsidiaries. We are the sole general partner of, and we and a wholly-owned subsidiary own 100% of the limited partnership interests in, our operating partnership. Our operating partnership was formed as a Delaware limited partnership on March 27, 2009. Substantially all of our assets are held by, and substantially all of our operations are conducted through, our operating partnership. As the sole general partner of our operating partnership, and direct and indirect holder of all limited partnership interests in our operating partnership, we have the exclusive power under the partnership agreement to manage and conduct its business. In the future, we may issue common units from time to time in connection with property acquisitions, as compensation or otherwise. Limited partners have certain limited approval and voting rights.

We are externally advised by our advisor pursuant to an advisory agreement and subject to the oversight of our board of directors. Our advisor was formed on March 26, 2009 and is responsible for managing our day-to-day business operations and identifying properties for us to acquire. We pay our advisor and its affiliates fees and reimburse them for expenses in connection with their services to us. The items of compensation and reimbursement are outlined below in Item 8-“Financial Statements and Supplementary Data— Note 7. Related Party Transactions and Arrangements.”

RAIT Residential, our property manager, was formed on April 9, 2009 as an indirect subsidiary of Jupiter Realty Company, a Chicago-based residential and commercial real estate firm established in 1985. In May 2009, RAIT acquired a 75% controlling equity interest in our property manager. Our property manager is a full-service apartment property management company that, as of December 31, 2013, employs approximately 300 staff and professionals and manages approximately 10,600 apartment units for RAIT and third parties. Our property manager provides services to us in connection with the rental, leasing, operation and management of our properties.

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

The number of competitive properties relative to demand in a particular area has a material effect on our ability to lease apartment units at our properties and on the rents we charge. In certain sub-markets there exists an oversupply of single family homes and condominiums and a reduction of households, both of which affect the pricing and occupancy of our rental apartments. Additionally, we compete with other real estate investors, including other apartment REITs, pension and investment funds, partnerships and investment companies in acquiring, redeveloping and managing apartment properties. This competition affects our ability to acquire properties and the price that we pay for such acquisitions.

Regulation

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

Income Taxes

We have elected to be taxed as a REIT beginning with the taxable year ended December 31, 2011. Accordingly, we recorded no income tax expense for the years ended December 31, 2013, 2012 and 2011.

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

Available Information

We file annual, quarterly and current reports, proxy statements and other information with the SEC. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The internet address of the SEC site is http://www.sec.gov. Our internet address is http:// www.irtreit.com. We make our SEC filings available free of charge on or through our internet website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. We are not incorporating by reference in this report any material from our website.

ITEM 1A.	Risk Factors

Stockholders should carefully consider the following risk factors in conjunction with the other information contained in this report. The risks discussed in this report could adversely affect our business, operating results, prospects and financial condition. This could cause the value of our common stock to decline and/or you to lose part or all of any investment in our securities. The risks and uncertainties described below are not the only ones we face, but do represent those risks and uncertainties that we believe are material to us. Additional risks and uncertainties not presently known to us or that, as of the date of this report, we deem immaterial may also harm our business. Some statements in this report, including statements in the following risk factors, constitute forward-looking statements. Please refer to the “ Forward-Looking Statements” above contained in this report.

Risks Related to Our Business and Operations

We may be limited in our ability to diversify our investments.

Our ability to diversify our portfolio may be limited both as to the number of investments owned and the geographic regions in which our investments are located. While we will seek to diversify our portfolio by geographic location, we expect to focus on markets with high potential for attractive returns located in the United States and, accordingly, our actual investments may result in concentrations in a limited number of geographic regions. As a result, there is an increased likelihood that the performance of any single property, or the economic performance of a particular region in which our properties are located, could materially affect our operating results.

We may fail to consummate our pending property acquisition, which could have a material adverse impact on our results of operations, earnings and cash flow.

We disclose a pending acquisition in this report and expect to enter into agreements to acquire additional apartment properties in the future. These acquisitions are subject to the satisfaction of various closing conditions, and there can be no assurance that these conditions will be satisfied or that the acquisitions will close on the terms described herein, or at all. If we fail to consummate these acquisitions, to the extent we issued additional securities in order to use the proceeds of the offering to fund any of the acquisitions, we may have issued a significant number of our securities without realizing a corresponding increase in earnings and cash flow from acquiring the properties involved in such acquisitions. In addition, we may have broad authority to use the net proceeds of any offering for other purposes, including the repayment of indebtedness, the acquisition of other properties that we may identify in the future or for other investments, which may not be initially accretive to our results of operations. As a result, failure to consummate one or more of the pending property acquisitions could have a material adverse impact on our financial condition, results of operations and the market price of our common stock.

We may suffer from delays in locating suitable investments or, because of our public company status, may be unable to acquire otherwise suitable investments, which could adversely affect our growth prospects and results of operations.

Our ability to achieve our investment objectives and to make distributions to our stockholders depends upon our advisor’s ability to locate, obtain financing for and consummate the acquisition of apartment properties that meet our investment criteria. The current market for apartment properties that meet our investment criteria is highly competitive. We cannot be sure that our advisor will be successful in obtaining suitable investments on financially attractive terms or at all.

Additionally, as a public company, we are subject to the ongoing reporting requirements under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Pursuant to the Exchange Act, we may be required to file with the SEC financial statements of properties we acquire. To the extent any required financial statements are not available or cannot be obtained, we may not be able to acquire the property. As a result, we may be unable to acquire certain properties that otherwise would be suitable investments.

If we are unable to invest the proceeds of any offering of our securities in real properties in a timely manner, we may invest the proceeds in short-term, investment-grade investments which typically will yield significantly less than what we expect our investments will yield. As a result, delays we encounter in identifying and consummating potential acquisitions may adversely affect our growth prospects, results of operations and our ability to make distributions to our stockholders.

We have not established a minimum dividend payment level and we cannot assure you of our ability to pay dividends in the future or the amount of any dividends.

Our board of directors will determine the amount and timing of distributions. In making this determination, our directors will consider all relevant factors, including REIT minimum distribution requirements, the amount of cash available for distribution, restrictions under Maryland law, capital expenditures and reserve requirements and general operational requirements. We cannot assure you that we will be able to make distributions in the future or in amounts similar to our past distributions. We may need to fund distributions through borrowings, returning capital or selling assets, which may be available only at commercially unattractive terms, if at all. Any of the foregoing could adversely affect the market price of our common stock.

Your percentage of ownership may be diluted if we issue new shares of stock.

Stockholders have no rights to buy additional shares of stock if we issue new shares of stock. We may issue common stock, convertible debt or preferred stock pursuant to a public offering or a private placement, to sellers of properties we directly or indirectly acquire instead of, or in addition to, cash consideration, or to our advisor in payment of some or all of the quarterly base or incentive fee that may be earned by our advisor or in payment of some or all of the termination fee that may be payable to our advisor. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Investors purchasing our common stock who do not participate in any future stock issuances will experience dilution in the percentage of the issued and outstanding stock they own.

We may decide to borrow funds to satisfy our REIT minimum distribution requirements, which could adversely affect our overall financial performance.

We may decide to borrow funds in order to meet the REIT minimum distribution requirements even if our management believes that the then prevailing market conditions generally are not favorable for such borrowings or that such borrowings would not be advisable in the absence of such tax considerations. If we borrow money to meet the REIT minimum distribution requirements or for other working capital needs, our expenses will increase, our net income will be reduced by the amount of interest we pay on the money we borrow and we will be obligated to repay the money we borrow from future earnings or by selling assets, any or all of which may decrease future distributions to stockholders.

To maintain our qualification as a REIT, we may be forced to forego otherwise attractive opportunities, which may delay or hinder our ability to meet our investment objectives and adversely affect the trading price of our common stock.

To maintain our qualification as a REIT, we must satisfy certain tests on an ongoing basis concerning, among other things, the sources of our income, nature of our assets and the amounts we distribute to our stockholders. We may be required to make distributions to stockholders at times when it would be more advantageous to reinvest cash in our business or when we do not have funds readily available for distribution. Compliance with the REIT qualification requirements may hinder our ability to operate solely on the basis of maximizing profits and adversely affect the trading price of our common stock.

Risks Related to Our Organization, Structure and Management

We depend upon RAIT, our advisor and their affiliates to conduct our operations and, therefore, any adverse changes in the financial health of RAIT, our advisor or their affiliates, or our relationship with any of them, could hinder our operating performance and adversely affect the trading price of our common stock.

We depend on RAIT, our advisor and their affiliates, including our property manager, to manage our operations and acquire and manage our portfolio of real estate assets. Our advisor will make all decisions with respect to the management of our company, subject to the supervision of, and any guidelines established by, our board of directors. Our advisor will depend upon the fees and other compensation that it will receive from us in connection with the management of our business and sale of our properties to conduct its operations. Any adverse changes in the financial condition of, or our relationship with, RAIT, our advisor or our property manager could hinder their ability to successfully manage our operations and our portfolio of investments.

The nature of RAIT’s business, and our dependence on RAIT and our advisor, makes us subject to certain risks to which we would not ordinarily be subject based on our targeted investments.

RAIT conducts a substantial real estate and real estate finance business which has, in the past, resulted in substantial losses. If these losses were to recur, the ability of RAIT and its affiliates, including our advisor and our property manager, to provide us with the services we need to operate our business could be impaired and we could be required to seek alternative service providers. We cannot assure you that we would be able to obtain alternative service providers on acceptable terms, or at all, which would reduce or eliminate our ability to make distributions and, possibly, if we could not find acceptable alternative service providers, require us to liquidate our portfolio.

If our advisor loses or is unable to retain or obtain key personnel, our ability to implement our investment strategies could be hindered, which could reduce our ability to make distributions and adversely affect the trading price of our common stock.

Our success depends to a significant degree upon the contributions of certain of the officers and other key personnel of our advisor, all of whom are officers or employees of RAIT. We cannot guarantee that all, or any, will remain affiliated with us, our advisor or RAIT. If any of our key personnel were to cease their affiliation with our advisor, our operating results could suffer. Further, we do not intend to maintain key person life insurance that would provide us with proceeds in the event of death or disability of any of our key personnel.

We believe our future success depends upon our advisor’s ability to hire and retain highly skilled managerial, operational and marketing personnel. Competition for such personnel is intense, and we cannot assure you that our advisor will be successful in attracting and retaining such skilled personnel. If our advisor loses or is unable to obtain the services of key personnel, our ability to implement our investment strategies could be delayed or hindered, and the trading price of our common stock may be adversely affected.

Termination of our advisory agreement, even for poor performance, could be difficult and costly, including as a result of termination fees, and may cause us to be unable to execute our business plan.

Termination of our advisory agreement without cause, even for poor performance, could be difficult and costly. Our advisory agreement provides that we may terminate the advisory agreement only for cause upon the affirmative vote of two-thirds of our independent directors or a majority of our outstanding common stock or a change of control of RAIT or the advisor (each as defined in the advisory agreement) if a majority of our independent directors determine that such a change of control of RAIT or our advisor is materially detrimental to us. If we terminate the agreement without cause, or if the advisor terminates the agreement because of a material breach of the agreement by us or as a result of a change of control of our company, we must pay our advisor a termination fee, which is payable in cash, shares of our common stock or any combination thereof at the election of our advisor. The termination fee, if any, will be equal to four times the sum of (i) the average annual base management fee and (ii) the average annual incentive fee, in each case earned by the advisor during the eight full calendar quarters immediately preceding the termination date. These provisions may substantially restrict our ability to terminate the advisory agreement without cause and would cause us to incur substantial costs in connection with such a termination. Furthermore, if our advisory agreement is terminated and we are unable to identify a suitable replacement to manage us, our ability to execute our business plan could be adversely affected.

The Maryland General Corporation Law prohibits certain business combinations, which may make it more difficult for us to be acquired.

Under the Maryland General Corporation Law, “business combinations” between a Maryland corporation and an “interested stockholder” or an affiliate of an interested stockholder are prohibited for five years after the most recent date on which the interested stockholder became an interested stockholder. These business combinations include a merger, consolidation, share exchange, or in circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities. An interested stockholder is defined as (i) any person who beneficially owns 10% or more of the voting power of the then outstanding voting stock of the corporation; or (ii) an affiliate or associate of the corporation who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of the voting power of the then outstanding stock of the corporation.

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

These super-majority vote requirements do not apply if the corporation’s common stockholders receive a minimum price, as defined under the Maryland General Corporation Law, for their shares in the form of cash or other consideration in the same form as previously paid by the interested stockholder for its shares. The Maryland General Corporation Law also permits various exemptions from these provisions, including business combinations that are exempted by the board of directors before the time that the interested stockholder becomes an interested stockholder. Pursuant to the statute, our board of directors has by resolution exempted business combinations between us and any other person from these provisions of the Maryland General Corporation Law, provided that the business combination is first approved by our board of directors and, consequently, the five year prohibition and the supermajority vote requirements will not apply to such business combinations. As a result, any person approved by our board of directors will be able to enter into business combinations with us that may not be in the best interests of our stockholders without compliance by us with the supermajority vote requirements and other provisions of the statute. This resolution, however, may be altered or repealed in whole or in part at any time. If this resolution is repealed, or our board of directors does not otherwise approve a business combination, the statute may discourage others from trying to acquire control of us and increase the difficulty of consummating any offer.

Stockholders have limited control over changes in our policies and operations.

Our board of directors determines our major policies, including those regarding financing, growth, debt capitalization, REIT qualification and distributions. Our board of directors may amend or revise these and other policies without a vote of the stockholders. Under our charter and the Maryland General Corporation Law, our stockholders generally have a right to vote only on the following matters:

•	the election or removal of directors;

•	the amendment of our charter, except that our board of directors may amend our charter without stockholder approval to:

•	change our name;

•	change the name or other designation or the par value of any class or series of stock and the aggregate par value of our stock;

•	increase or decrease the aggregate number of our shares;

•	increase or decrease the number of our shares of any class or series of stock that we have the authority to issue; and

•	effect certain reverse stock splits;

•	our dissolution; and

•	our being a party to any merger, consolidation, sale or other disposition of substantially all of our assets or statutory share exchange.

All other matters are subject to the discretion of our board of directors.

Our authorized but unissued shares of common and preferred stock may prevent a change in our control.

Our charter authorizes us to issue additional authorized but unissued shares of common or preferred stock. In addition, our board of directors may, without stockholder approval, amend our charter from time to time to increase or decrease the aggregate number of shares of our stock or the number of shares of stock of any class or series that we have authority to issue and classify or reclassify any unissued shares of common or preferred stock into other classes or series of stock and set the preferences, rights and other terms of the classified or reclassified shares. As a result, our board of directors may establish a series of common or preferred stock that could delay or prevent a transaction or a change in control that might involve a premium price for our common stock or otherwise be in the best interest of our stockholders.

Because of our holding company structure, we depend on our operating partnership and its subsidiaries for cash flow; however, we will be structurally subordinated in right of payment to the obligations of our operating partnership and its subsidiaries.

We are a holding company with no business operations of our own. Our only significant asset is and will be the partnership interests in our operating partnership. We conduct, and intend to continue to conduct, all of our business operations through our operating partnership. Accordingly, our only source of cash to pay our obligations is distributions from our operating partnership and its subsidiaries of their net earnings and cash flows. We cannot assure you that our operating partnership or its subsidiaries will be able to, or be permitted to, make distributions to us that will enable us to make distributions to our stockholders from cash flows from operations. Each of our operating partnership’s subsidiaries is a distinct legal entity and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from such entities. In addition, because we are a holding company, your claims as stockholders will be structurally subordinated to all existing and future liabilities and obligations of our operating partnership and its subsidiaries. Therefore, in the event of our bankruptcy, liquidation or reorganization, our assets and those of our operating partnership and its subsidiaries will be able to satisfy your claims as stockholders only after all of our and our operating partnership’s and its subsidiaries’ liabilities and obligations have been paid in full.

Our rights and the rights of our stockholders to recover on claims against our directors are limited, which could reduce your and our recovery against them if they negligently cause us to incur losses.

The Maryland General Corporation Law provides that a director has no liability in such capacity if he performs his duties in good faith, in a manner he reasonably believes to be in our best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. In addition, our directors and officers will not be liable to us or our stockholders for monetary damages unless the director or officer actually received an improper benefit or profit in money, property or services, or is adjudged to be liable to us or our stockholders based on a finding that his or her action, or failure to act, was the result of active and deliberate dishonesty and was material to the cause of action adjudicated in the proceeding. We will indemnify and advance expenses to our directors and officers to the maximum extent permitted by the Maryland General Corporation Law and we are permitted to purchase and maintain insurance or provide similar protection on behalf of any directors, officers, employees and agents, including our advisor and its affiliates, against any liability asserted which was incurred in any such capacity with us or arising out of such status. Prior to January 29, 2014, we were insured under RAIT’s directors’ and officers’ insurance policy as a majority-owned subsidiary of RAIT. During January 2014 RAIT’s ownership of us was reduced below 50% of our outstanding equity interests as a result of the completion of an offering of our common stock and we were no longer be covered by RAIT’s policy. As of January 29, 2014, we obtained our own directors’ and officers’ insurance policy which will result in us having to expend funds, which will reduce the amount of cash available for distribution to our stockholders.

If we internalize our management functions, your interest in our company could be diluted, and we could incur other significant costs associated with being self-managed.

In the future, our board of directors may consider internalizing the functions performed for us by our advisor by, among other methods, acquiring our advisor’s assets. The method by which we could internalize these functions could take many forms, subject to certain limitations set forth in our advisory agreement and described under “Our Advisor, Our Property Manager and Related Agreements—Our Advisory Agreement—Potential Acquisition of Our Advisor.” We cannot assure you that internalizing our management functions will be beneficial to us or our stockholders. If we internalize our advisor, certain key personnel of our advisor may remain employees of RAIT or its affiliates rather than becoming our employees, which could make it difficult for us to manage our business effectively. An acquisition of our advisor could also result in dilution of your interests as a stockholder and could reduce earnings per share and funds from operations per share. Additionally, we may not realize the perceived benefits or we may not be able to properly integrate the advisor’s operations with ours, or we may not be able to effectively replicate the services provided previously by our advisor, our property manager or their affiliates. In addition, if we become internally managed, our overhead costs may increase by an amount that is greater than the costs of the advisory fees and reimbursements currently paid to our advisor, as we would be responsible for compensation and benefits of all of our officers and other employees, including those who were previously paid by our advisor, as well as new employees. Internalization transactions, including without limitation, transactions involving the acquisition of advisors or property managers affiliated with entity sponsors, have also, in some cases, been the subject of litigation. Even if these claims are without merit, we could be forced to spend significant amounts of money defending claims which would reduce the amount of funds available for us to invest in properties or other investments and to pay distributions. All of these factors could have a material adverse effect on our results of operations, financial condition and ability to pay distributions.

If our advisor is acquired by a non-affiliated third party, we could incur significant costs and we could be in competition for the acquisition and leasing of properties with such third party or its affiliates.

If there is a change of control of our advisor (as defined in our advisory agreement), our advisory agreement provides that we may terminate the advisory agreement; however, we may incur substantial costs in connection with such a termination. If we terminate the advisory agreement upon a change of control of our advisor, unless a majority of our independent directors determines that such a change of control is materially detrimental to us, we must pay our advisor a termination fee payable in cash, shares of our common stock or any combination thereof at the election of our advisor. The termination fee, if any, will be equal to four times the sum of (i) the average annual base management fee and (ii) the average annual incentive fee, in each case earned by the advisor during the eight full calendar quarters immediately preceding the termination date. Furthermore, if our advisor is acquired by a non-affiliated third party, we could be in competition with such third party or its affiliates for the acquisition or leasing of properties. Moreover, such an acquisition could cause our advisor to devote significantly less time to the management of our business. Although our advisory agreement may allow us to terminate the advisory agreement if the advisor is acquired by a non-affiliated third party, any termination by us could adversely impact our ability to execute our business plan if we are unable to identify a suitable replacement to manage us.

Our investment objectives and strategies may be changed without stockholder consent.

We may change our investment objectives and strategies, and our policies with respect to investments, operations, indebtedness, capitalization and distributions, at any time without the consent of our stockholders, which could result in our making investments that are different from, and possibly riskier or more highly leveraged than, the types of investments described in this report. A change in our investment strategy may, among other things, increase our exposure to interest rate risk, default risk and real estate market fluctuations, all of which could adversely affect our ability to achieve our investment objectives and the market value of our common stock.

General Risks Related to Investments in Real Estate

There are inherent risks associated with real estate investments and with the real estate industry, each of which could have an adverse impact on our financial performance and the value of our properties.

By owning our common stock, you will be subject to the risks associated with the ownership and operation of real properties, including risks related to:

•	changes in national, regional and local conditions, which may be affected by concerns about inflation, deflation, government deficits, high unemployment rates, decreased consumer confidence, liquidity concerns and other adverse business concerns;

•	changes in local real estate conditions, such as an oversupply of space or reduction in demand for rental properties;

•	changes in interest rates and the availability of financing;

•	changes in property-level operating expenses, including increased real property taxes, maintenance, insurance and utilities costs;

•	the existence and quality of the competition, such as the attractiveness of our properties as compared to our competitors’ properties based on considerations such as convenience of location, property design and appearance, rental rates, amenities and safety record;

•	a favorable interest rate environment that may result in a significant number of potential residents of our apartment properties deciding to purchase homes instead of renting; and

•	changes in laws and governmental regulations, including those governing real estate usage, zoning and taxes.

Any of these changes could cause our net revenues and the value of our assets to decrease.

The illiquidity of real estate investments could make it difficult for us to respond to changing economic, financial, and investment conditions or changes in the operating performance of our properties, which could reduce our cash flows and adversely affect results of operations.

Real estate investments are relatively illiquid and, as a result, we will have a limited ability to vary our portfolio in response to changes in economic, financial and investment conditions or changes in the operating performance of our properties. We will also have a limited ability to sell assets in order to fund working capital and similar capital needs. We cannot predict whether we will be able to sell any property for the price or on the terms set by us, or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We also cannot predict the length of time needed to find a willing purchaser and to close the sale of a property. We also may be required to expend funds to correct defects or to make improvements before a property can be sold, and we cannot assure you that we will have funds available to correct those defects or to make those improvements. Our inability to dispose of assets at opportune times or on favorable terms could adversely affect our cash flows and results of operations.

Moreover, the Code imposes restrictions on a REIT’s ability to dispose of properties that are not applicable to other types of real estate companies. In particular, the tax laws applicable to REITs require that we hold our properties for investment, rather than primarily for sale in the ordinary course of business, which may cause us to forego or defer sales of properties that otherwise would be in our best interests. Therefore, we may not be able to vary our portfolio promptly in response to economic or other conditions or on favorable terms, which may adversely affect our cash flows, our ability to make distributions to our stockholders and the market price of our common stock.

Economic conditions may adversely affect the residential real estate market and our income.

A residential property’s income and value may be adversely affected by international, national and regional economic conditions. During the past five years, the U.S. and international markets have experienced increased levels of volatility due to a combination of many factors, including decreased values of homes and commercial real estate, limited access to credit markets, increased energy costs, increased unemployment rates, and a national and global recession. Although recently some economic conditions appear to have improved, if such improvement does not continue or if new economic or capital markets problems arise, the value of our portfolio may decline significantly. A deterioration in economic conditions may also have an adverse effect on our operations if they result in our tenants or prospective tenants being unable to afford the rents we need to charge to be profitable.

In addition, local real estate conditions such as an oversupply of properties or a reduction in demand for properties, availability of “for sale” properties and competition from other similar properties, our ability to provide adequate maintenance, insurance and management services, increased operating costs (including real estate taxes), the attractiveness and location of the property and changes in market rental rates, may adversely affect a property’s income and value. A rise in energy costs could result in higher operating costs, which may affect our results from operations. In addition, local conditions in the markets in which we own or intend to own properties may significantly affect occupancy or rental rates at such properties. Layoffs, plant closings, relocations of significant local employers and other events reducing local employment rates and the local economy; an oversupply of, or a lack of demand for, apartments; a decline in household formation; the inability or unwillingness of residents to pay rent increases; and rent control, rent stabilization and other housing laws, all could prevent us from raising or maintaining rents, and could cause us to reduce rents.

Rising expenses could reduce cash flow and funds available for future acquisitions, which may have a material effect on the trading price of our common stock.

Our properties may be subject to increases in tax rates, utility costs, operating expenses, insurance costs, repairs and maintenance, administrative and other expenses. If we are unable to match increased costs with increased rental rates, our growth prospects, our ability to make distributions to stockholders and the trading price of our common stock may be materially and adversely affected.

Properties we purchase may not appreciate or may decrease in value.

The residential real estate market may experience substantial influxes of capital from investors. A substantial flow of capital, combined with significant competition for real estate, may result in inflated purchase prices for such assets. To the extent we purchase real estate in such an environment, we are subject to the risk that, if the real estate market subsequently ceases to attract the same level of capital investment, or if the number of investors seeking to acquire such assets decreases, our returns will be lower and the value of our assets may not appreciate or may decrease significantly below the amount we paid for such assets.

We may incur liabilities in connection with properties we acquire.

We may acquire properties that are subject to liabilities or that have problems relating to environmental condition, state of title, physical condition or compliance with zoning laws, building codes, or other legal requirements, many of which may not be known to us at the time of acquisition. In each case, our acquisition may be without any, or with only limited, recourse with respect to unknown liabilities or conditions. If any liability were asserted against us relating to those properties or entities, or if any adverse condition existed with respect to the properties or entities, we might have to pay substantial sums to settle or cure it, which could adversely affect our cash flow and operating results. While we will attempt to obtain appropriate representations and undertakings from the sellers of the properties or entities we acquire, the sellers may not have the resources to satisfy their indemnification obligations if a liability arises.

RAIT may provide loan financing to us through the use of a securitization or other special purpose vehicle.

RAIT has used securitizations in which it has a retained interest to finance many of its investments, and has retained interests in these vehicles consisting of their subordinated notes and equity. Although RAIT’s securitization vehicles holding properties have passed their reinvestment periods, RAIT may form new securitization vehicles in the future which it may use to provide financing on properties we may acquire.

The servicer for the loans held in such securitization vehicles, which may not be an entity affiliated with RAIT, would be responsible for ensuring timely payments under the terms of the loans. If we are unable to make payments on these loans, we may not be able to modify them on terms acceptable to us as a result of the securitization.

Payment of fees to our advisor and its affiliates will reduce cash available for investment and distribution.

Our advisor and its affiliates will perform services for us in connection with the management and leasing of our properties. They will be paid significant fees for these services, none of which were the result of arm’s-length negotiations. Payment of these fees will reduce the amount of cash available for investment and for distribution to stockholders.

We may have assumed unknown liabilities in connection with the acquisition of the apartment properties contributed by RAIT.

We acquired the apartment properties in our portfolio subject to all existing liabilities. Not all of the liabilities may have been known at the time of acquisition and we cannot assure you that all possible liabilities have been discovered as of the date of this report. Unknown liabilities might include liabilities for cleanup or remediation of undisclosed environmental conditions, claims of tenants, vendors or other persons dealing with those properties before we acquired them, tax liabilities, and accrued but unpaid liabilities incurred in the ordinary course of business. As part of the sale or contribution to us of the apartment properties in our portfolio, the entities selling or contributing the properties made limited representations and warranties to us regarding these properties, and any properties that we acquire in the future may be acquired on the basis of similarly limited representations and warranties. Because of these limited warranties, we may have no recourse against such entities with respect to those unknown liabilities should they arise in the future.

We may suffer losses that are not covered by insurance.

If we suffer losses that are not covered by insurance or that are in excess of insurance coverage, we could lose invested capital and anticipated profits. We maintain comprehensive insurance for our properties, including casualty, liability, fire, extended coverage, terrorism, earthquakes, hurricanes and rental loss customarily obtained for similar properties in amounts which our advisor determines are sufficient to cover reasonably foreseeable losses, and with policy specifications and insured limits that we believe are adequate and appropriate under the circumstances. Material losses may occur in excess of insurance proceeds with respect to any property, and there are types of losses, generally of a catastrophic nature, such as losses due to wars, pollution, environmental matters and mold, which are either uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments. Moreover, we cannot predict whether all of the coverage that we currently maintain will be available to us in the future, or what the future costs or limitations on any coverage that is available to us will be.

We may be unable to secure funds for property improvements, which could reduce cash distributions to our stockholders.

When tenants do not renew their leases or otherwise vacate, we may be required to expend funds for capital improvements to the vacated apartment units in order to attract replacement tenants. In addition, we may require substantial funds to renovate an apartment property in order to sell, upgrade or reposition it in the market. If our reserves are insufficient to fund these improvements, we may have to obtain financing. We cannot assure you that sufficient financing will be available or, if available, will be available on economically feasible terms or on terms acceptable to us. Moreover, some reserves required by lenders may be designated for specific uses and may not be available for capital improvements to other properties. Additional borrowing will increase our interest expense, and could result in decreased net revenues and a decreased ability to make cash distributions to our stockholders.

Short-term tenant leases expose us to the effects of declining market rent, which could adversely impact our ability to make cash distributions to our stockholders.

We expect that most of our tenant leases will be for a term of one year or less. Because these leases generally permit the tenants to leave at the end of the lease term without any penalty, our rental revenues may be impacted by declines in market rents more quickly than if our leases were for longer terms.

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

We will face competition from third parties, including other apartment properties, which may limit our profitability and the return on any investment in our securities.

The apartment industry is highly competitive. This competition could reduce occupancy levels and revenues at our apartment properties. We compete with many other entities engaged in real estate investment activities, including individuals, corporations, bank and insurance company investment accounts, other REITs, real estate limited partnerships, and other entities engaged in real estate investment activities. Many of these entities have significant financial and other resources, including operating experience, allowing them to compete effectively with us. Competitors with substantially greater financial resources than us may be able to accept more risk than we can effectively manage. In addition, those competitors that are not REITs may be at an advantage to the extent they can use working capital to finance projects, while we (and our competitors that are REITs) will be required by the annual distribution provisions under the Code to distribute significant amounts of cash from operations to our stockholders. Competition may also result in overbuilding of apartment properties, causing an increase in the number of apartment units available which could potentially decrease our occupancy and apartment rental rates. We may also be required to expend substantial sums to attract new residents. The resale value of the property could be diminished because the market value of a particular property will depend principally upon the net revenues generated by the property. In addition, increases in operating costs due to inflation may not be offset by increased apartment rental rates. Further, costs associated with real estate investment, such as real estate taxes and maintenance costs, generally are not reduced when circumstances cause a reduction in income from the investment. These events would cause a significant decrease in revenues and the trading price of our common stock, and could cause us to reduce the amount of distributions to our stockholders.

Acquiring or attempting to acquire multiple properties in a single transaction may adversely affect our operations.

We acquired multiple properties in a single transaction when we acquired the Oklahoma portfolio described below and may do so in the future. Such portfolio acquisitions are more complex and expensive than single-property acquisitions, and the risk that a multiple-property acquisition does not close may be greater than in a single-property acquisition. Portfolio acquisitions may also result in us owning investments in geographically dispersed markets, placing additional demands on our ability to manage the properties in the portfolio. In addition, a seller may require that a group of properties be purchased as a package even though we may not want to purchase one or more properties in the portfolio. In these situations, if we are unable to identify another person or entity to acquire the unwanted properties, we may be required to operate, or attempt to dispose of, these properties. To acquire multiple properties in a single transaction we may be required to accumulate a large amount of cash. We expect the returns that we can earn on such cash to be less than the ultimate returns on real property, and therefore, accumulating such cash could reduce the funds available for distributions. Any of the foregoing events may have an adverse effect on our operations.

If we sell properties by providing financing to purchasers, we will bear the risk of default by the purchaser.

If we decide to sell any of our properties, we intend to use commercially reasonable efforts to sell them for cash. However, in some instances we may sell our properties by providing financing to purchasers. If we provide financing to purchasers, we will bear the risk of default by the purchaser which would reduce the value of our assets, impair our ability to make distributions to our stockholders and reduce the price of our common stock.

Our revenue and net income may vary significantly from one period to another due to investments in value-add properties and portfolio acquisitions, which could increase the variability of our cash distributions.

We may make investments in properties that have existing cash flow which are in various phases of development, redevelopment or repositioning and where we believe that, through limited capital expenditures, we can achieve enhanced returns (which we refer to as value-add properties), which may cause our revenues and net income to fluctuate significantly from one period to another. Projects do not produce revenue while in development or redevelopment. During any period when the number of our projects in development or redevelopment or those with significant capital requirements increases without a corresponding increase in stable revenue-producing properties, our revenues and net income will likely decrease and we could have losses. Moreover, value-add properties subject us to the risks of higher than expected construction costs, failure to complete projects on a timely basis, failure of the properties to perform at expected levels upon completion of development or redevelopment, and increased borrowings necessary to fund higher than expected construction or other costs related to the project. The occurrence of one or more of these risks could decrease our cash available for distribution.

We may acquire properties with lock-out provisions, or agree to such provisions in connection with obtaining financing, which may prohibit us from selling or refinancing a property during the lock-out period.

We may acquire properties in exchange for operating partnership units and agree to restrictions on sales or refinancing, called “lock-out” provisions, which are intended to preserve favorable tax treatment for the owners of such properties who sell them to us. Additionally, we may agree to lock-out provisions in connection with obtaining financing for the acquisition of properties. Lock-out provisions could materially restrict us from selling, otherwise disposing of or refinancing properties. This would affect our ability to turn our investments into cash and thus affect cash available to return capital to you. Lock-out provisions could impair our ability to take actions during the lock-out period that would otherwise be in the best interests of our stockholders and, therefore, could adversely impact the market value of our common stock. In particular, lock-out provisions could preclude us from participating in major transactions that could result in a disposition of our assets or a change in control even though that disposition or change in control might be in the best interests of our stockholders.

We may acquire properties through joint ventures, which could subject us to liabilities in excess of those contemplated or prevent us from taking actions which are in the best interests of our stockholders, which could adversely affect our trading price.

We may enter into joint ventures with affiliates and/or other third parties to acquire or improve properties. We may also purchase properties in partnerships, co-tenancies or other co-ownership arrangements. Such investments may involve risks not otherwise present when acquiring real estate directly, including the following:

•	a co-venturer, co-owner or partner may have certain approval rights over major decisions, which may prevent us from taking actions that are in the best interest of our stockholders but opposed by our partners or co-venturers;

•	a co-venturer, co-owner or partner may at any time have economic or business interests or goals which are or become inconsistent with our business interests or goals, including inconsistent goals relating to the sale of properties held in the joint venture or the timing of termination or liquidation of the joint venture;

•	a co-venturer, co-owner or partner in an investment might become insolvent or bankrupt (in which event we and any other remaining partners or members would generally remain liable for the liabilities of the partnership or joint venture);

•	we may incur liabilities as a result of an action taken by our co-venturer, co-owner or partner;

•	a co-venturer, co-owner or partner may be in a position to take actions contrary to our instructions, requests, objectives or policies, including our policy with respect to qualifying and maintaining our qualification as a REIT;

•	agreements governing joint ventures, limited liability companies and partnerships often contain restrictions on the transfer of a member’s or partner’s interest or “buy-sell” or other provisions that may result in a purchase or sale of the interest at a disadvantageous time or on disadvantageous terms;

•	disputes between us and our joint venturers may result in litigation or arbitration that would increase our expenses and prevent our officers and directors from focusing their time and effort on our business and result in subjecting the properties owned by the applicable joint venture to additional risk; and

•	under certain joint venture arrangements, neither venture partner may have the power to control the venture, and an impasse could be reached which might have a negative influence on the joint venture.

If any of the foregoing were to occur we may be subject to liabilities in excess of those contemplated, which could adversely affect our trading price.

Risks Associated with Debt Financing

We plan to incur mortgage indebtedness and other borrowings and are not limited in the amount or percentage of indebtedness that we may incur, which may increase our business risks.

We intend to acquire properties subject to existing financing or by borrowing new funds. In addition, we intend to incur additional mortgage debt by obtaining loans secured by some, or all, of our real properties to obtain funds to acquire additional real properties and/or make capital improvements to properties. We may also borrow funds, if necessary, to satisfy the requirement that we generally distribute to stockholders as dividends at least 90% of our annual REIT taxable income (computed without regard to dividends paid and excluding net capital gain), or otherwise as is necessary or advisable to assure that we maintain our qualification as a REIT for U.S. federal income tax purposes.

Our charter and bylaws do not limit the amount or percentage of indebtedness that we may incur. We are subject to risks normally associated with debt financing, including the risk that our cash flows will be insufficient to meet required payments of principal and interest. There can be no assurance that we will be able to refinance any maturing indebtedness, that such refinancing would be on terms as favorable as the terms of the maturing indebtedness or that we will be able to otherwise obtain funds by selling assets or raising equity to make required payments on maturing indebtedness.

In particular, loans obtained to fund property acquisitions will generally be secured by mortgages or deeds in trust on such properties. If we are unable to make our debt service payments as required, a lender could foreclose on the property or properties securing its debt.

In addition, for U.S. federal income tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds. We may, in some circumstances, give a guaranty on behalf of an entity that owns one or more of our properties. In these cases, we will be responsible to the lender for satisfaction of the debt if it is not paid by such entity. If any mortgages contain cross-collateralization or cross-default provisions, there is a risk that we could lose part or all of our investment in multiple properties. Each of these events could in turn cause the value of our common stock and distributions payable to stockholders to be reduced.

Any mortgage debt which we place on properties may contain clauses providing for prepayment penalties. If a lender invokes these penalties upon the sale of a property or the prepayment of a mortgage on a property, the cost to us to sell the property could increase substantially. This could lead to a reduction in our income, which would reduce cash available for distribution to stockholders.

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

Failure to procure adequate capital and funding may decrease our profitability and our ability to make distributions, reducing the market price of our common stock.

We depend upon the availability of adequate funding and capital for our operations. As a REIT, we must distribute annually at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gain, to our stockholders and are therefore not able to retain significant amounts of our earnings for new investments. Consequently, we will depend upon the availability of financing and additional capital to execute our investment strategy. If sufficient financing or capital is not available to us on acceptable terms, we may not be able to achieve anticipated levels of profitability either due to the lack of funding or an increase in funding costs and our ability to make distributions and the price of our common stock may decline.

High levels of debt or increases in interest rates could increase the amount of our loan payments, which could reduce the cash available for distribution to stockholders.

If we incur high levels of debt, our interest costs will increase, resulting in higher debt service payments which could reduce cash available for distribution to stockholders. If we incur variable rate debt, increases in interest rates would also increase our interest costs and decrease our ability to make distributions to you. If we need to repay existing debt during periods of rising interest rates, any refinancing we may obtain would likely increase our interest and other costs; if we were unable to obtain acceptable financing, we could be required to liquidate one or more of our investments in properties at times which may not permit realization of the maximum return on such investments and could result in a loss.

Lenders may require us to enter into restrictive covenants relating to our operations, which could limit our ability to make distributions to our stockholders.

In providing financing to us, a lender may impose restrictions on us that would affect our ability to incur additional debt, make certain investments, reduce liquidity below certain levels, make distributions to our stockholders and otherwise affect our distribution and operating policies. Our credit facility with The Huntington National Bank restricts our ability to encumber or otherwise transfer our interest in properties financed in whole or in part through the facility without the prior consent of the lender and includes other restrictions and requirements relating to the incurrence of debt, permitted investments, maintenance of insurance, the amendment of our charter documents and the charter documents of our operating partnership and its subsidiaries, mergers and sales of assets and transactions with affiliates. We expect that any other loan agreements we enter into will contain similar covenants and may also impose other restrictions and limitations. Any such covenants, restrictions or limitations may limit our ability to make distributions to you and could make it difficult for us to satisfy the requirements necessary to maintain our qualification as a REIT for U.S. federal income tax purposes.

Some of our mortgage loans may have “due on sale” provisions, which may impact the manner in which we acquire, sell and/or finance our properties.

In purchasing properties subject to financing, we may obtain financing with “due-on-sale” and/or “due-on-encumbrance” clauses. Due-on-sale clauses in mortgages allow a mortgage lender to demand full repayment of the mortgage loan if the borrower sells the mortgaged property. Similarly, due-on-encumbrance clauses allow a mortgage lender to demand full repayment if the borrower uses the real estate securing the mortgage loan as security for another loan. In such event, we may be required to sell our properties on an all-cash basis, which may make it more difficult to sell the property or reduce the selling price.

Lenders may be able to recover against our other properties under our mortgage loans.

In financing our property acquisitions, we will seek to obtain secured nonrecourse loans. However, only recourse financing may be available, in which event, in addition to the property securing the loan, the lender would have the ability to look to our other assets for satisfaction of the debt if the proceeds from the sale or other disposition of the property securing the loan are insufficient to fully repay it. Also, in order to facilitate the sale of a property, we may allow the buyer to purchase the property subject to an existing loan whereby we remain responsible for the debt.

If we are required to make payments under any “bad boy” carve-out guaranties that we may provide in connection with certain mortgages and related loans, our business and financial results could be materially adversely affected.

In obtaining certain nonrecourse loans, we may provide standard carve-out guaranties. These guaranties are only applicable if and when the borrower directly, or indirectly through agreement with an affiliate, joint venture partner or other third party, voluntarily files a bankruptcy or similar liquidation or reorganization action or takes other actions that are fraudulent or improper (commonly referred to as “bad boy” guaranties). Although we believe that “bad boy” carve-out guaranties are not guaranties of payment in the event of foreclosure or other actions of the foreclosing lender that are beyond the borrower’s control, some lenders in the real estate industry have recently sought to make claims for payment under such guaranties. In the event such a claim were made against us under a “bad boy” carve-out guaranty following foreclosure on mortgages or related loan, and such claim were successful, our business and financial results could be materially adversely affected.

We may be subject to risks related to interest rate fluctuations, and the derivative financial instruments that we may use may be costly and ineffective and may reduce the overall returns on any investment in our securities.

We may be subject to risks related to interest rate fluctuations if any of our debt is subject to a floating interest rate. At December 31, 2013, we had $103.3 million of outstanding indebtedness, $40.6 million of which was floating-rate indebtedness and none of which was subject to interest rate hedges. To the extent that we use derivative financial instruments in the future to hedge our exposure to floating interest rate debt, we will be exposed to credit, basis and legal enforceability risks. Derivative financial instruments may include interest rate swap contracts, interest rate cap or floor contracts, futures or forward contracts, options or repurchase agreements. In this context, credit risk is the failure of the counterparty to perform under the terms of the derivative contract. If the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us. Basis risk occurs when the index upon which the contract is based is more or less variable than the index upon which the hedged asset or liability is based, thereby making the hedge less effective. Finally, legal enforceability risks encompass general contractual risks, including the risk that the counterparty will breach the terms of, or fail to perform its obligations under, the derivative contract. If we are unable to manage these risks effectively, our results of operations, financial condition and ability to make distributions to you will be adversely affected.

Complying with REIT requirements may limit our ability to hedge risk effectively.

The REIT provisions of the Code may limit our ability to hedge the risks inherent to our operations. Any income or gain derived by us from transactions that hedge certain risks, such as the risk of changes in interest rates, will not be treated as gross income for purposes of either the 75% or the 95% Gross Income Test, as defined in Exhibit 99.1 “Material U.S. Federal Income Tax Considerations” of this report, provided specific requirements are met. Such requirements include that the hedging transaction be properly identified within prescribed time periods and that the transaction either (i) hedges risks associated with indebtedness issued by us that is incurred to acquire or carry real estate assets or (ii) manages the risks of currency fluctuations with respect to income or gain that qualifies under the 75% or 95% Gross Income Test (or assets that generate such income). To the extent that we do not properly identify such transactions as hedges, hedge with other types of financial instruments, or hedge other types of indebtedness, the income from those transactions will not be treated as qualifying income for purposes of the 75% and 95% Gross Income Tests. As a result of these rules, we may have to limit the use of hedging techniques that might otherwise be advantageous, which could result in greater risks associated with interest rate or other changes than we would otherwise incur.

Compliance with Laws

The costs of compliance with environmental laws and other governmental laws and regulations may adversely affect our income and the cash available for any distributions.

All real property and the operations conducted on real property are subject to federal, state and local laws and regulations relating to environmental protection and human health and safety. Examples of federal laws include: the National Environmental Policy Act, the Comprehensive Environmental Response, Compensation, and Liability Act, the Solid Waste Disposal Act as amended by the Resource Conservation and Recovery Act, the Federal Water Pollution Control Act, the Federal Clean Air Act, the Toxic Substances Control Act, the Emergency Planning and Community Right to Know Act and the Hazard Communication Act. These laws and regulations generally govern wastewater discharges, air emissions, the operation and removal of underground and above-ground storage tanks, the use, storage, treatment, transportation and disposal of solid and hazardous materials, and the remediation of contamination associated with disposals. Some of these laws and regulations may impose joint and several liability on residents, owners or operators for the costs of investigation or remediation of contaminated properties, regardless of fault or the legality of the original disposal. In addition, the presence of these substances, or the failure to properly remediate these substances, may limit or eliminate affect our ability to sell or rent the property or to use the property as collateral for future borrowing.

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

Recently, indoor air quality issues, including mold, have been highlighted in the media and the industry is seeing mold claims from lessees rising. Due to recent increases in mold claims, and since the law relating to mold is unsettled and subject to change, we could incur losses from claims relating to the presence of, or exposure to, mold or other microbial organisms, particularly if we are unable to maintain adequate insurance to cover such losses. We may also incur unexpected expenses relating to the abatement of mold on properties that we may acquire.

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

The cost of defending against any claims of liability, of compliance with environmental regulatory requirements, of remediating any contaminated property, or of paying personal injury claims could materially adversely affect our business, assets or results of operations and, consequently, amounts available for distribution to you.

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

We generally expect that our properties will be subject to the Americans with Disabilities Act of 1990, as amended, or the Disabilities Act. Under the Disabilities Act, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons. The Disabilities Act has separate compliance requirements for “public accommodations” and “commercial facilities” that generally require that buildings and services be made accessible and available to people with disabilities. The Disabilities Act does not, however, consider residential properties, such as apartment properties, to be public accommodations or commercial facilities, except to the extent portions of such facilities, such as a leasing office, are open to the public. The Disabilities Act’s requirements could require removal of access barriers and could result in the imposition of injunctive relief, monetary penalties or, in some cases, an award of damages. We will attempt to acquire properties that comply with the Disabilities Act or place the burden on the seller or a third party to ensure compliance with such laws. However, we cannot assure you that we will be able to acquire properties or allocate responsibilities in this manner. If we cannot, costs in complying with these laws may affect cash available for distributions and the amount of distributions to you.

We must comply with the Fair Housing Amendments Act of 1988, or the FHAA, and failure to comply may affect cash available for distributions.

We must comply with the FHAA, which requires that apartment properties first occupied after March 13, 1991 be accessible to handicapped residents and visitors. As with the Disabilities Act, compliance with the FHAA could require removal of structural barriers to handicapped access in a community, including the interiors of apartment units covered under the FHAA. Recently there has been heightened scrutiny of apartment housing properties for compliance with the requirements of the FHAA and the Disabilities Act and an increasing number of substantial enforcement actions and private lawsuits have been brought against apartment communities to ensure compliance with these requirements. Noncompliance with the FHAA could result in the imposition of fines, awards of damages to private litigants, payment of attorneys’ fees and other costs to plaintiffs, substantial litigation costs and substantial costs of remediation.

United States Federal Income Tax Risks

If we fail to maintain our qualification as a REIT, we will be subject to tax on our income, and the amount of distributions we make to our stockholders will be less.

We intend to maintain our qualification as a REIT under the Code. A REIT generally is not taxed at the corporate level on income and gains that it distributes to its stockholders on a timely basis. We do not intend to request a ruling from the Internal Revenue Service, or the IRS, as to our REIT status. Qualification as a REIT involves the application of highly technical and complex rules for which there are only limited judicial or administrative interpretations. The determination of various factual matters and circumstances not entirely within our control may affect our ability to continue to qualify as a REIT. In addition, new legislation, regulations, administrative interpretations or court decisions could significantly change the tax laws with respect to qualification as a REIT or the U.S. federal income tax consequences of such qualification, including changes with retroactive effect.

If we fail to qualify as a REIT in any taxable year:

•	we would not be allowed to deduct our distributions to our stockholders when computing our taxable income;

•	we would be subject to U.S. federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates;

•	we generally would be disqualified from being taxed as a REIT for the four taxable years following the year during which qualification was lost, unless entitled to relief under certain statutory provisions;

•	we would have less cash to make distributions to our stockholders; and

•	we might be required to borrow additional funds or sell some of our assets in order to pay corporate tax obligations we may incur as a result of our disqualification.

Although our organization and current and proposed method of operation is intended to enable us to maintain our qualification to be taxed as a REIT, it is possible that future economic, market, legal, tax or other considerations may cause our board of directors to revoke our REIT election. Even if we maintain our qualification to be taxed as a REIT, we expect to incur some taxes, such as state and local taxes, taxes imposed on certain subsidiaries and potential U.S. federal excise taxes.

We encourage you to read Exhibit 99.1-“Material U.S. Federal Income Tax Considerations” to this report for further discussion of the tax issues related to an investment in us.

To maintain our qualification as a REIT, we must meet annual distribution requirements, which may result in our distributing amounts that may otherwise be used for our operations.

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

To maintain our qualification as a REIT, we must continually satisfy various tests regarding sources of income, nature and diversification of assets, amounts distributed to stockholders and the ownership of shares of our capital stock. In order to satisfy these tests, we may be required to forgo investments that might otherwise be made. Accordingly, compliance with the REIT requirements may hinder our investment performance.

In particular, at least 75% of our total assets at the end of each calendar quarter must consist of real estate assets, government securities, and cash or cash items. For this purpose, “real estate assets” generally include interests in real property, such as land, buildings, leasehold interests in real property, stock of other entities that qualify as REITs, interests in mortgage loans secured by real property, investments in stock or debt instruments during the one-year period following the receipt of new capital and regular or residual interests in a real estate mortgage investment conduit, or REMIC. In addition, the amount of securities of a single issuer that we hold, other than securities qualifying under the 75% asset test and certain other securities, must generally not exceed either 5% of the value of our gross assets or 10% of the vote or value of such issuer’s outstanding securities.

A REIT’s net income from prohibited transactions is subject to a 100% penalty tax. In general, prohibited transactions are sales or other dispositions of property, other than foreclosure property, held in inventory or primarily for sale to customers in the ordinary course of business. It may be possible to reduce the impact of the prohibited transaction tax and the holding of assets not qualifying as real estate assets for purposes of the REIT asset tests by conducting certain activities, or holding non-qualifying REIT assets through a TRS, subject to certain limitations as described below. To the extent that we engage in such activities through a TRS, the income associated with such activities will be subject to full U.S. federal corporate income tax.

If RAIT failed to qualify as a REIT in its 2007 through 2011 taxable years, we would be prevented from qualifying as a REIT under applicable Treasury Regulations.

We elected to qualify as a REIT commencing with our taxable year ended December 31, 2011. However, under applicable Treasury Regulations, if RAIT failed to qualify as a REIT in its 2007 through 2011 taxable years, unless RAIT’s failure to qualify as a REIT was subject to relief under U.S. federal tax laws, we would be prevented from electing to qualify as a REIT prior to the fifth calendar year following the year in which RAIT failed to qualify. RAIT received opinions of its counsel that it qualified as a REIT for each of those years.

Certain of our business activities are potentially subject to the prohibited transaction tax, which could reduce the return on any investment in our securities.

Our ability to dispose of property is restricted to a substantial extent as a result of our REIT status. Under applicable provisions of the Code regarding prohibited transactions by REITs, we will be subject to a 100% tax on any gain recognized on the sale or other disposition of any property (other than foreclosure property) that we own, directly or through any subsidiary entity, including our operating partnership, but excluding a TRS, that is deemed to be inventory or property held primarily for sale to customers in the ordinary course of trade or business. Whether property is inventory or otherwise held primarily for sale to customers in the ordinary course of a trade or business depends on the particular facts and circumstances surrounding each property. No assurance can be given that any particular property we own, directly or through any subsidiary entity, including our operating partnership, but excluding a TRS, will not be treated as inventory or property held primarily for sale to customers in the ordinary course of a trade or business.

The use of TRSs would increase our overall tax liability.

Some of our assets may need to be owned or sold, or some of our operations may need to be conducted, by TRSs. We do not currently have a TRS but may form one in the future. A TRS will be subject to U.S. federal and state income tax on its taxable income. The after-tax net income of a TRS would be available for distribution to us. Further, we will incur a 100% excise tax on transactions with a TRS that are not conducted on an arm’s length basis. For example, to the extent that the rent paid by a TRS exceeds an arm’s length rental amount, such amount is potentially subject to the excise tax. We intend that all transactions between us and any TRS we form will be conducted on an arm’s length basis, and, therefore, any amounts paid by any TRS we form to us will not be subject to the excise tax. However, no assurance can be given that no excise tax would arise from such transactions.

Dividends paid by REITs do not qualify for the reduced tax rates provided for under current law.

Dividends paid by REITs are generally not eligible for the reduced 20% maximum tax rate applicable to qualified dividends paid to individuals. The more favorable rates applicable to qualified dividends could cause stockholders who are individuals to perceive investments in REITs to be relatively less attractive than investments in the stock of non-REIT corporations that pay dividends to which more favorable rates apply, which could reduce the value of the stocks of REITs.

Legislative or regulatory action could adversely affect the returns to our investors.

In recent years, numerous legislative, judicial and administrative changes have been made in the provisions of U.S. federal income tax laws applicable to investments similar to an investment in shares of our common stock. Additional changes to the tax laws are likely to continue to occur, and we cannot assure you that any such changes will not adversely affect the taxation of our stockholders. Any such changes could have an adverse effect on an investment in our shares or on the market value or the resale potential of our assets. You are urged to consult with your own tax adviser with respect to the impact of recent legislation on any investment in our securities and the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our shares.

Although REITs continue to receive more favorable tax treatment than entities taxed as corporations, it is possible that future legislation would result in a REIT having fewer tax advantages, and it could become more advantageous for a company that invests in real estate to elect to be taxed for U.S. federal income tax purposes as a corporation. As a result, our charter provides our board of directors with the power, under certain circumstances, to revoke or otherwise terminate our REIT election and cause us to be taxed as a corporation, without the vote of our stockholders. Our board of directors has fiduciary duties to us and our stockholders and could only cause such changes in our tax treatment if it determines in good faith that such changes are in our best interest.

If our operating partnership is not treated as a partnership or disregarded entity for U.S. federal income tax purposes, its income may be subject to taxation.

We intend to maintain the status of our operating partnership as a partnership or disregarded entity for U.S. federal income tax purposes. However, if the IRS were to successfully challenge the status of our operating partnership as a partnership or disregarded entity for such purposes, it would be taxable as a corporation. In such event, this would reduce the amount of distributions that our operating partnership could make to us. This would also result in our losing REIT status, and becoming subject to a corporate level tax on our own income. This would substantially reduce our cash available to pay distributions and the yield on any investment in our securities. In addition, if any of the partnerships or limited liability companies through which our operating partnership owns its properties, in whole or in part, loses its characterization as a partnership for U.S. federal income tax purposes, it would be subject to taxation as a corporation, thereby reducing distributions to our operating partnership. Such a recharacterization of an underlying property owner could also threaten our ability to maintain REIT status.

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

Neither ordinary nor capital gain distributions with respect to our common stock nor gain from the sale of stock should generally constitute UBTI to a tax-exempt investor. However, there are certain exceptions to this rule, including:

•	under certain circumstances, part of the income and gain recognized by certain qualified employee pension trusts with respect to our stock may be treated as UBTI if our stock is predominately held by qualified employee pension trusts, such that we are a “pension-held” REIT (which we do not expect to be the case);

•	part of the income and gain recognized by a tax-exempt investor with respect to our stock would constitute UBTI if such investor incurs debt in order to acquire our common stock; and

•	part or all of the income or gain recognized with respect to our stock held by social clubs, voluntary employee benefit associations, supplemental unemployment benefit trusts and qualified group legal services plans which are exempt from U.S. federal income taxation under Sections 501(c)(7), (9), (17) or (20) of the Code may be treated as UBTI.

We encourage you to consult your own tax advisor to determine the tax consequences applicable to you if you are a tax-exempt investor.

Distributions to foreign investors may be treated as an ordinary income distribution to the extent that it is made out of current or accumulated earnings and profits.

In general, foreign investors will be subject to regular U.S. federal income tax with respect to their investment in our stock if the income derived therefrom is “effectively connected” with the foreign investor’s conduct of a trade or business in the United States. A distribution to a foreign investor that is not attributable to gain realized by us from the sale or exchange of a “U.S. real property interest” within the meaning of the Foreign Investment in Real Property Tax Act of 1980, as amended, or FIRPTA, will be treated as an ordinary income distribution to the extent that it is made out of current or accumulated earnings and profits (as determined for U.S. federal income tax purposes). Generally, any ordinary income distribution will be subject to a U.S. withholding tax equal to 30% of the gross amount of the distribution, unless this tax is reduced by the provisions of an applicable treaty.

Foreign investors may be subject to FIRPTA tax upon the sale of their shares of our stock.

A foreign investor disposing of a U.S. real property interest, including shares of stock of a U.S. corporation whose assets consist principally of U.S. real property interests, is generally subject to FIRPTA tax on the gain recognized on the disposition. Such FIRPTA tax does not apply, however, to the disposition of stock in a REIT if the REIT is “domestically controlled.” A REIT is “domestically controlled” if less than 50% of the REIT’s stock, by value, has been owned directly or indirectly by persons who are not U.S. persons during a continuous five-year period ending on the date of disposition or, if shorter, during the entire period of the REIT’s existence. While we intend to qualify as “domestically controlled,” we cannot assure you that we will. If we were to fail to so qualify, gain realized by foreign investors on a sale of shares of our stock would be subject to FIRPTA tax, unless the shares of our stock were traded on an established securities market and the foreign investor did not at any time during a specified testing period directly or indirectly own more than 5% of the value of our outstanding common stock

Foreign investors may be subject to FIRPTA tax upon a capital gain dividend.

A foreign investor may be subject to FIRPTA tax upon the payment of any capital gain dividend by us if such dividend is attributable to gain from sales or exchanges of U.S. real property interests.

We encourage you to consult your own tax advisor to determine the tax consequences applicable to you if you are a foreign investor.

Risks Relating to the Market for our Common Stock

An active trading market may not exist for our common stock or, if it does, you may not be able to sell your shares at or above your purchase price.

Although our common stock is currently listed on the NYSE MKT, we cannot assure you that an active trading market for our common stock will exist in the future. In addition, the market price and trading volume of our common stock may be volatile. As a result, you may not be able to sell your shares at or above your purchase price. The market price of our common stock may also be subject to significant fluctuations in response to our future operating results, analyst reports about us, additions to or departures of key management personnel, actual or projected interest rate changes and other factors, including conditions affecting securities markets generally

The percentage of ownership of any of our common stockholders may be diluted if we issue new shares of common stock.

Stockholders have no rights to buy additional shares of stock if we issue new shares of stock. We may issue common stock, convertible debt or preferred stock pursuant to a public offering or a private placement, to sellers of properties we directly or indirectly acquire instead of, or in addition to, cash consideration, or to our advisor in payment of some or all of the quarterly base or incentive fee that may be earned by our advisor or in payment of some or all of the termination fee that may be payable to our advisor. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Any of our common stockholders who do not participate in any future stock issuances will experience dilution in the percentage of the issued and outstanding stock they own.

Sales of our common stock, or the perception that such sales will occur, may have adverse effects on our share price.

We cannot predict the effect, if any, of future sales of common stock, or the availability of shares for future sales, on the market price of our common stock. Sales of substantial amounts of common stock, including shares of common stock issuable upon the exchange of units of our operating partnership that we may issue from time to time, the sale of shares of common stock held by our current stockholders, particularly RAIT and its affiliates, and the sale of any shares we may issue under our long-term incentive plan, or the perception that these sales could occur, may adversely affect prevailing market prices for our common stock.

An increase in market interest rates may have an adverse effect on the market price of our common stock.

One of the factors that investors may consider in deciding whether to buy or sell our common stock is our distribution yield, which is our distribution rate as a percentage of our share price, relative to market interest rates. If market interest rates increase, prospective investors may desire a higher distribution yield on our common stock or may seek securities paying higher dividends or interest. The market price of our common stock likely will be based primarily on the earnings that we derive from rental income with respect to our properties and our related distributions to stockholders, and not from the underlying appraised value of the properties themselves. As a result, interest rate fluctuations and capital market conditions are likely to affect the market price of our common stock, and such effects could be significant. For example, if interest rates rise without an increase in our distribution rate, the market price of our common stock could decrease because potential investors may require a higher distribution yield on our common stock as market rates on interest-bearing securities, such as bonds, rise.

Some of our distributions may include a return of capital for U.S. federal income tax purposes.

Some of our distributions may include a return of capital. To the extent that we decide to make distributions in excess of our current and accumulated earnings and profits, such distributions would generally be considered a return of capital for U.S. federal income tax purposes to the extent of the holder’s adjusted tax basis in its shares, and thereafter as gain on a sale or exchange of such shares.

Future issuances of debt securities, which would rank senior to our common stock upon liquidation, or future issuances of preferred equity securities, may adversely affect the trading price of our common stock.

In the future, we may issue debt or equity securities or incur other borrowings. Upon our liquidation, holders of our debt securities, other loans and preferred stock will receive a distribution of our available assets before common stockholders. Any preferred stock, if issued, likely will also have a preference on periodic distribution payments, which could eliminate or otherwise limit our ability to make distributions to common stockholders. Common stockholders bear the risk that our future issuances of debt or equity securities or our incurrence of other borrowings may negatively affect the trading price of our common stock.

Risks Related to Conflicts of Interest

We may have conflicts of interest with our advisor and other affiliates, which could result in investment decisions that are not in the best interests of our stockholders.

We are entirely dependent upon our advisor and our property manager for our day-to-day management and do not have any independent employees. Our executive officers, one of whom is also the chairman of our board of directors, serve as officers and/or directors of RAIT and its affiliates, and RAIT owns a significant percentage of the outstanding shares of our common stock. As a result, conflicts of interest may arise between our advisor, RAIT and our property manager, on the one hand, and us on the other. There are numerous conflicts of interest between our interests and the interests of our advisor, RAIT and their respective affiliates, including conflicts arising out of allocation of personnel to our activities, allocation of investment opportunities between us and RAIT, purchase or sale of apartment properties from or to RAIT or its affiliates and fee arrangements with our advisor that might induce our advisor to make investment decisions that are not in our best interests. Examples of these potential conflicts of interest include:

•	RAIT owns a significant percentage of our outstanding shares of common stock, which gives RAIT the ability to exert significant influence over our company in a manner that may not be in the best interests of our other stockholders;

•	competition for the time and services of personnel that work for us and our affiliates;

•	compensation payable by us to our advisor, property manager and their affiliates for their various services, which may not be on market terms and is payable, in some cases, whether or not our stockholders receive distributions;

•	the possibility that our advisor, its officers and their respective affiliates will face conflicts of interest relating to the purchase and leasing of properties (e.g., if RAIT or an affiliate has an existing direct or indirect investment in a property that would otherwise be suitable for us, RAIT or such affiliate, as the case may be, will have the right to acquire such property, directly or indirectly, without first offering us the opportunity to acquire the property), and that such conflicts may not be resolved in our favor, thus potentially limiting our investment opportunities, impairing our ability to make distributions and adversely affecting the trading price of our common stock;

•	the possibility that our advisor and its affiliates may make investment recommendations to us in order to increase their own compensation even though the investments may not be in the best interests of our stockholders;

•	the possibility that if we acquire properties from RAIT or its affiliates, the price may be higher than we would pay if the transaction were the result of arms’ length negotiations with a third party;

•	the possibility that our advisor will face conflicts of interest caused by its ownership by RAIT, some of whose officers are also our officers and one of whom is a director of ours, resulting in actions that may not be in the long-term best interests of our stockholders;

•	RAIT’s ability to provide financing to us for acquisitions of properties which could result in conflicts with respect to negotiation and enforcement of loan terms; and

•	the possibility that we may acquire or merge with our advisor, resulting in an internalization of our management functions.

Any of these and other conflicts of interest between us and our advisor could have a material adverse effect on the returns on our investments, our ability to make distributions to stockholders and the trading price of our common stock.

RAIT’s ownership of a significant percentage of the outstanding shares of our common stock could give RAIT the ability to exert significant influence over our company in a manner that may not be in the best interests of our other stockholders.

Our board of directors has granted an exception for RAIT and its subsidiaries to own, in the aggregate, up to 100% of our outstanding common stock. As of March 11, 2014, RAIT beneficially owned 6,969,719 shares of our common stock, which represented approximately 39.3% of our outstanding common stock. As a result RAIT will continue to have significant influence over our affairs and could exercise such influence in a manner that is not in the best interests of our other stockholders, including the ability to effectively prevent the approval of certain matters submitted to our stockholders for approval such as charter amendments, certain mergers and other extraordinary transactions. Conversely, RAIT’s concentrated voting control could result in the consummation of such a transaction that our other stockholders and our board do not support and would significantly influence the election of our directors.

We may be obligated to pay our advisor quarterly incentive fees even if we incur a net loss during a particular quarter and our advisor will receive a base management fee regardless of the performance of our portfolio.

Our advisor is entitled to a quarterly incentive fee based on our pre-incentive fee Core FFO, which will reward our advisor if our quarterly pre-incentive fee Core FFO exceeds 1.75% of the cumulative gross proceeds from the issuance of our equity securities during such quarter. Our Core FFO for a particular quarter will exclude the effect of any unrealized gains, losses or other items during that quarter that do not affect realized net income, even if these adjustments result in a net loss on our statement of operations for that quarter. Thus, we may be required to pay our advisor an incentive fee for a fiscal quarter even if we incur a net loss for that quarter as determined in accordance with U.S. generally accepted accounting principles, or GAAP. In addition, our advisor is entitled to receive a base management fee based on a percentage of our gross assets (excluding the eight properties in our portfolio that were acquired prior to August 16, 2013), regardless of our performance or its performance in managing our business. Our advisor will also receive reimbursement of expenses and fees incurred directly on our behalf regardless of its or our performance. As a result, even if our advisor does not identify profitable investment opportunities for us, it will still receive material compensation from us. This compensation structure may reduce our advisor’s incentive to devote time and effort to seeking profitable opportunities for our portfolio.

We may compete with other entities affiliated with RAIT for tenants.

RAIT and its affiliates are not prohibited from engaging, directly or indirectly, in any other business or from possessing interests in any other business ventures, including ventures involved in the acquisition, development, ownership, management, leasing or sale of real estate. RAIT currently owns one property in the same market as our Tresa at Arrowhead property and two properties in the same market as The Crossings and, although its primary focus is providing debt financing rather than acquiring apartment properties, as of December 31, 2013 it had approximately $88.8 million available for investment. RAIT and/or its affiliates may in the future own, manage or finance properties in the same geographical areas in which we expect to acquire real estate assets. Therefore, our properties may compete for tenants with other properties owned, managed or financed by RAIT and its affiliates. RAIT may face conflicts of interest when evaluating tenant opportunities for our properties and other properties owned, managed or financed by RAIT and its affiliates, and these conflicts of interest may lessen our ability to attract and retain tenants.

Conflicts of interest may arise between our advisor, RAIT and our property manager, on the one hand, and us on the other.

We are entirely dependent upon our advisor and our property manager for our day-to-day management and do not have any independent employees. Our executive officers, one of whom is also the chairman of our board of directors, serve as officers and/or directors of RAIT and its affiliates, and RAIT owns a significant portion of the outstanding shares of our common stock. As a result, conflicts of interest may arise between our advisor, RAIT and our property manager, on the one hand, and us on the other.

Our executive officers have interests that may conflict with the interests of stockholders.

Our executive officers are also affiliated with or are executive officers and stockholders of RAIT. These individuals may have personal and professional interests that conflict with the interests of our stockholders with respect to business decisions affecting us and our operating partnership. As a result, the effect of these conflicts of interest on these individuals may influence their decisions affecting the negotiation and consummation of the transactions whereby we acquire apartment properties in the future from RAIT, or in the allocation of investment opportunities to us by RAIT or its affiliates.

We may pursue less vigorous enforcement of terms of the contribution agreements for the apartment properties we acquired from RAIT because of conflicts of interest with our senior management team.

Our executive officers, one of whom is also chairman of our board of directors, have ownership interests in and professional responsibilities with RAIT, which contributed apartment properties to our operating partnership. As part of the contribution of these properties, RAIT made limited representations and warranties to us regarding the properties and interests acquired. See “—General Risks Related to Investments in Real Estate—We may have assumed unknown liabilities in connection with the acquisition of the apartment properties contributed by RAIT” above. Any indemnification from RAIT related to the contribution is limited. We may choose not to enforce, or to enforce less vigorously, our rights under the contribution agreements due to our ongoing relationship between our executive officers and RAIT.

We face conflicts of interest relating to financing arrangements with RAIT for the acquisition of apartment properties that would not be present with third-party financing.

Two of the apartment properties we acquired from RAIT were subject to financing provided by an affiliate of RAIT. RAIT may make financing available to us in the future. Such financing arrangements may involve conflicts of interest not otherwise present with other methods of financing, including:

•	that RAIT may sell or securitize our loan agreements with a third party, in which case our loan would become subject to the rights of the assignee or transferee whose interests may not be the same as RAIT’s interests;

•	that RAIT may in the future have interests that are or that become inconsistent with our interests, which may cause us to disagree with RAIT as to the best course of action with respect to the payment terms, remedies available under and refinancing of the loans; any such disagreement may not be resolved to our satisfaction;

•	that in the event of our default on any loan, RAIT may determine to foreclose upon the collateral without pursuing alternative remedies such as renegotiation of loan terms or workouts that a third-party lender might pursue; and

•	that our executive officers are also executive officers or employees of RAIT and would be responsible for negotiating the terms of any future loan agreement on our behalf as well as on RAIT’s behalf.

RAIT may also make a loan as part of a lending syndicate with third parties, in which case we expect that RAIT would enter into an intercreditor agreement that will define its rights and priority with respect to the underlying collateral. The third-party lending syndicate may also have interests that differ with our interests as well as the interests of RAIT.

Our advisor, our property manager, our executive officers and their affiliates may face conflicts of interest and competing demands on their time, which could adversely impact any investment in our securities.

We do not have any employees and, as a result, rely on the employees of our advisor our property manager and its affiliates for the day-to-day operation of our business. Each of our executive officers is also an officer or employee of RAIT and its affiliates. As a result, all of these individuals owe fiduciary duties to these other entities and their stockholders, members and limited partners. Because RAIT and its affiliates engage in other business activities, the employees of RAIT and its affiliates may experience conflicts of interest in allocating their time and resources among our business and these other activities. The amount of time that our advisor and its affiliates spend on our business will vary from time to time, although we expect that they will devote more time to us while we are acquiring properties. During times of intense activity in other programs and ventures, they may devote less time and fewer resources to our business than are necessary or appropriate to manage our business. While we expect that, as our real estate activities expand, our advisor will attempt to hire additional employees who would devote substantially all of their time to our business, there is no assurance that our advisor will devote adequate time to our business. If our advisor suffers or is distracted by adverse financial or operational problems in connection with its operations unrelated to us, it may allocate less time and resources to our operations. If any of the foregoing events occur, the returns on our investments, our ability to make distributions to stockholders and the trading price of our common stock may suffer.

Property management services are being provided by an affiliated party, which may impact our sale of properties, and as a result, affect any investment in our securities.

Because the property manager will receive significant fees for managing our properties, our advisor may face a conflict of interest when determining whether we should sell properties under circumstances where the property manager would no longer manage the property after the transaction. As a result, we may not dispose of properties when it would be in our best interests to do so.

If we acquire properties from affiliates of our advisor, the price may be higher than we would pay if the transaction were the result of arms’ length negotiations.

The prices way pay to acquire properties from affiliates of our advisor will not be the subject of arms’ length negotiations, which means that the acquisitions may be on terms less favorable to us than those negotiated in an arms’ length transaction. Even though we expect to use an independent third-party appraiser to determine fair market value when acquiring properties from our advisor and its affiliates, we may pay more for particular properties than we would have in an arms’ length transaction, which would reduce our cash available for investment in other properties or distribution to our stockholders.

Our advisor and its affiliates receive fees and other compensation based upon our investments, which may impact operating decisions, and as a result, affect any investment in our securities.

Our advisor and its affiliates receive fees based, in part, on the value of our investments, and are in a position to make decisions about our investments, and the amount of leverage we use to acquire our investments, in ways that could maximize fees payable to our advisor and its affiliates. Some compensation is payable to our advisor whether or not there is cash available to make distributions to our stockholders. As a result, our advisor and its affiliates may benefit from us retaining ownership, and leveraging, our assets, while our stockholders may be better served by the sale or disposition of, or lack of leverage on, the assets.

The incentive fee we pay our advisor may induce it to make riskier investments.

The incentive fee payable by us to our advisor is determined based on Core FFO, which may create an incentive for our advisor to make investments that are risky or more speculative than would otherwise be in our best interests. In evaluating investments and other management strategies, the incentive fee structure may lead our advisor to place undue emphasis on the maximization of Core FFO at the expense of other criteria, such as preservation of capital, in order to increase its incentive fee. Investments with higher yields generally have higher risk of loss than investments with lower yields, and could result in higher investment losses, particularly during cyclical economic downturns, which could adversely affect the trading price of our common stock.

ITEM 1B.	Unresolved Staff Comments

None.

ITEM 2.	Properties

We hold fee title to all properties in our portfolio. The following table presents an overview of our portfolio as of December 31, 2013.

Property Name	Location	Acquisition Date	Year Built or Renovated (1)	Units (2)		Average Occupancy (3)	Average Monthly Effective Rent per Occupied Unit (4)
Belle Creek	Henderson, Colorado	4/29/2011	2011	162	(5)	97.5%	$932
Berkshire Square	Indianapolis, Indiana	9/19/2013	2012	354		96.6%	580
Centrepoint	Tucson, Arizona	12/16/2011	2006	320		91.6%	817
Copper Mill	Austin, Texas	4/29/2011	2010	320		96.3%	736
Crestmont	Marietta, Georgia	4/29/2011	2010	228		95.2%	708
Cumberland Glen	Smyrna, Georgia	4/29/2011	2010	222		93.2%	668
Heritage Trace	Newport News, Virginia	4/29/2011	2010	200		89.0%	717
Runaway Bay	Indianapolis, Indiana	10/11/2012	2002	192		94.8%	922
The Crossings	Jackson, Mississippi	11/22/2013	2006	432		96.1%	793
Tresa at Arrowhead	Phoenix, Arizona	4/29/2011	2006	360		94.4%	827

				2,790		94.5%	$770

(1)	All dates are for the year in which a significant renovation program was completed, except for Runaway Bay, which is the year construction was completed. The year construction was completed for each of the other properties is: Belle Creek - 2002; Berkshire Square – 1970; Centrepoint - 1995; Copper Mill - 1983; Crestmont - 1986; The Crossings – 1976; Cumberland Glen - 1986; Heritage Trace - 1971; and Tresa at Arrowhead - 1998.
(2)	Units represents the total number of apartment units available for rent at December 31, 2013.
(3)	Average occupancy for each of our properties is calculated as (i) total units rented as of December 31, 2013 divided by (ii) total units available as of December 31, 2013, expressed as a percentage.
(4)	Average monthly effective rent per occupied unit represents the average monthly rent for all occupied units for the year ended December 31, 2013.
(5)	Includes 6,256 square feet of retail space in six units, of which 1,010 square feet of space is occupied by RAIT Residential for use as the leasing office. The remaining 5,246 square feet of space is 100% occupied by five tenants with an average monthly base rent of $1,537, or $16 per square foot per year. These five tenants are principally engaged in the following businesses: grocery, retail and various retail services.

Acquisition of the Oklahoma Portfolio in 2014

On February 28, 2014, we acquired fee simple interests in a portfolio of five apartment properties located in Oklahoma and referred to as the Oklahoma portfolio. The purchase price for the Oklahoma portfolio was $65 million paid as follows: (1) cash in the amount of $19.0 million and (2) the assumption by a subsidiary of our operating partnership, or the IRT OK owner, of a first lien mortgage secured by the Oklahoma portfolio having an outstanding principal balance of $46.0 million, or the OK loan, held by JPMC Series 2006 LDP7, or the OK lender.

We funded the cash portion of the purchase price for the Oklahoma portfolio with a portion of the net proceeds of our public offering, or the January 2014 offering, in January 2014. The OK loan accrues interest at a fixed rate equal to 5.62% per annum and will mature in April 2016. The mortgage is not permitted to be prepaid prior to March 1, 2016; however, the mortgage may be defeased and the collateral securing the mortgage loan released, subject to IRT OK owner’s compliance with customary conditions to defeasance. Our operating partnership guaranteed the loan and we agreed to give a springing guaranty of the loan if defined conditions relating to the operating partnership’s financial condition are not met. The Oklahoma portfolio consists of five properties and 1,658 units, consisting of 1,048 one bedroom, one bathroom units, 40 two bedroom, one bathroom units, 537 two bedroom, two bathroom units, 32 three bedroom, two bathroom units and one bungalow house. The properties were constructed between 1984 and 1986 and have been owned by the seller since 2000. Four properties are located in Oklahoma City’s northwest submarket and the fifth in Edmond, Oklahoma, a suburb of Oklahoma City. The seller has spent approximately $12 million to improve the portfolio since 2010. The improvements include new roofs and siding, windows, parking lots, interior flooring and HVAC units.

The following table presents an overview of the Oklahoma portfolio:

Property Name	Location	Year Renovated (1)	Units (2)	Average Occupancy (3)	Average Monthly Effective Rent per Occupied Unit (4)
Oklahoma Portfolio:
Augusta	Oklahoma City, Oklahoma	2011	197	90.4%	$726
Heritage Park	Oklahoma City, Oklahoma	2011	453	88.3	574
Invitational	Oklahoma City, Oklahoma	2011	344	93.0	683
Raindance	Oklahoma City, Oklahoma	2011	504	93.7	517
Windrush	Edmond, Oklahoma	2011	160	96.3	747

Total/Weighted Average			1,658	91.9%	$614

(1)	All dates are for the year in which a renovation program was completed. The year construction was completed for each of the properties is: Augusta—1986; Heritage Park—1984; Invitational—1984; Raindance—1984; Windrush—1984;.
(2)	Units represents the total number of apartment units available for rent at December 31, 2013.
(3)	Average occupancy for each of the properties is calculated as (i) total units rented as of December 31, 2013 divided by (ii) total units available as of December 31, 2013, expressed as a percentage.
(4)	Average monthly effective rent per occupied unit represents the average monthly rent collected for all occupied units for the three months ended December 31, 2013, after giving effect to tenant concessions.

Acquisition of Eagle Ridge in 2014

On January 31, 2014, we acquired a fee simple interest in a property known as The Reserve at Eagle Ridge located in Waukegan, Illinois. This property is a 370 apartment unit-community consisting of six studios, 130 one bedroom, one bathroom apartments, 156 two bedroom, one bathroom apartments and 78 two bedroom, two bathroom apartments with an average unit size of 817 square feet. The property was constructed in two phases in 2001 and 2004 and the last major renovation of the property was completed in 2008. As of December 31, 2013, the occupancy of the property was 93%.

We acquired Eagle Ridge for a purchase price of $29.0 million. We paid the purchase price for the property with a portion of the net proceeds of the January 2014 offering. On February 7, 2014, we entered into a loan agreement, or ER loan agreement, with Bank of America, N.A., or the ER lender. Pursuant to the ER loan agreement, we borrowed $18.9 million, or the ER loan, secured by a first mortgage on Eagle Ridge. The ER loan bears interest at a fixed rate of 4.67% per annum and provides for monthly payments of interest only until the maturity date of March 1, 2024 when the principal balance, accrued interest and all other amounts due under the ER loan become due. The ER loan is prepayable at the borrower’s option after August 31, 2023 and permits defeasance by the borrower if defined conditions are met. Our operating partnership has guaranteed the ER loan.

Property Under Contract

On February 27, 2014, we entered into a purchase and sale agreement, or the purchase agreement, for the purchase of all of the outstanding limited liability company interests, or the interests, of King’s Landing, LLC, or the Missouri property owner, from BCMR King’s Landing, a Limited Partnership and MLP King’s Landing, LLC, which are collectively referred to as the Missouri property sellers. The Missouri property owner is the fee owner of a property located in Creve Coeur, Missouri, or the Missouri property. The Missouri property sellers do not have any relationship with us or our affiliates. Pursuant to the terms and conditions of the purchase agreement, the purchase price, or the Missouri purchase price, for the interests is $32.7 million payable as follows: (1) a deposit of $500,000 and (2) at the closing of the transaction, an amount, or the equity, equal to the difference between the Missouri purchase price and the then current outstanding principal balance of the existing loan defined below, as adjusted by credits and prorations provided for in the purchase agreement. The purchase agreement provides that the date of the closing is March 14, 2014, subject to extension.

In connection with its acquisition of the interests, we have agreed to assume all of property sellers’ and defined guarantors’ obligations in connection with a loan made to the property owner with a current outstanding principal amount of $21.2 million, or the existing loan. The transaction contemplated by the purchase agreement is subject to obtaining the consent to the assumption of the existing loan of the lender, or the existing lender, of the existing loan by April 14, 2014, which may be extended to May 14, 2014, and other customary conditions. We may terminate the purchase agreement with or without cause if we object to title matters that are not cured by property sellers, for the property sellers’ breach of, and failure to cure, their representations and warranties, if any of our conditions to closing are not satisfied and for other reasons set forth in the purchase agreement. If we terminate the purchase agreement on any of these grounds or if the existing lender’s consent has not been obtained by the relevant deadline, our deposit will be refunded.

The property has 152 apartment units with 10,921 square feet of retail. The property unit mix is comprised of 39 one bedroom, one bathroom apartments, 88 two bedroom, two bathroom apartments, eight three bedroom, two bathroom apartments and 17 one bedroom, two bathroom loft apartments with an average size of 1,105 square feet. Unit amenities include HVAC and a full kitchen appliance package. Property amenities include parking and landscaping. As of February 2014, the property’s occupancy rate was 94% and the average monthly effective rent per occupied unit was $1,402. The property is the newest construction asset in the relevant submarket, having been built in 2005.

ITEM 3.	Legal Proceedings

From time to time, we are party to various lawsuits, claims for negligence and other legal proceedings that arise in the ordinary course of our business. We are not currently a party, as plaintiff or defendant, to any legal proceedings which, individually or in the aggregate, would be expected to have a material effect on our business, financial condition, results of operations, or financial statements, taken as a whole, if determined adversely to us.

ITEM 4.	Mine Safety Disclosures

Not applicable.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Price Information

Our common stock has been listed and traded on the NYSE MKT under the symbol “IRT” since August 13, 2013. At the close of business on March 10, 2014, the closing price for our common stock was $8.73 per share and there were 23 holders of record, one of which is the holder for all beneficial owners who hold in street name.

Since our formation, we have sold our common stock in three public offerings. See Item 1-“Business.” The following table sets forth the range of high and low sales prices of our common stock by quarter since August 13, 2013, the date our common stock commenced trading on the NYSE MKT.

2013	High	Low
Third Quarter (August 13, 2013 through September 30, 2013)	$8.50	$7.90
Fourth Quarter (October 1, 2013 through December 31, 2013)	$8.85	$7.95

2014
First Quarter (January 1, 2014 through March 10, 2014)	$9.06	$8.15

We have adopted a Code of Ethics, which we refer to as the Code, for our directors, officers and employees intended to satisfy NYSE MKT listing standards and the definition of a “code of ethics” set forth in Item 406 of Regulation S-K. Any information relating to amendments to the Code or waivers of a provision of the Code required to be disclosed pursuant to Item 5.05 of Form 8-K will be disclosed through our website.

PERFORMANCE GRAPH

On August 13, 2013, our common stock commenced trading on the NYSE MKT. The following graph compares the index of the cumulative total shareholder return on our common shares for the measurement period commencing August 12, 2013 and ending December 31, 2013 with the cumulative total returns of the National Association of Real Estate Investment Trusts (NAREIT) Equity REIT index and the Russell 3000 Index. The following graph assumes that each index was 100 on the initial day of the relevant measurement period and that all dividends were reinvested.

Share Repurchase Program

We terminated our share repurchase program effective May 1, 2013 that enabled stockholders to sell their shares to us in limited circumstances. During the year ended December 31, 2013, we did not repurchase any of our securities under our share repurchase program.

Unregistered Sales of Equity Securities

We previously disclosed our issuances during the year ended December 31, 2013 of equity securities that were not registered under the Securities Act of 1933, as amended, in our quarterly report on Form 10-Q for the quarterly period ended March 31, 2013.

DISTRIBUTIONS

We intend to continue to qualify as a REIT for U.S. federal income tax purposes. The Code generally requires that a REIT annually distribute at least 90% of its REIT taxable income, determined without regard to the deduction for dividends paid and excluding any net capital gain, and imposes a tax on any taxable income retained by a REIT, including capital gains.

To satisfy the requirements for qualification as a REIT and generally not be subject to U.S. federal income and excise tax, we intend to make regular monthly distributions of all or substantially all of our REIT taxable income, determined without regard to dividends paid, to our stockholders out of assets legally available for such purposes. Except for dividends for January, February and March 2014, our board of directors has not yet determined the rate for our future dividends, and all future distributions will be at the sole discretion of our board of directors. When determining the amount of future distributions, our board of directors considers, among other factors, (i) the amount of cash generated from our operating activities, (ii) our expectations of future cash flows, (iii) our determination of near-term cash needs for acquisitions of new properties, general property capital improvements and debt repayments, (iv) our ability to continue to access additional sources of capital, (v) the requirements of Maryland law, (vi) the amount required to be distributed to maintain our status as a REIT and to reduce any income and excise taxes that we otherwise would be required to pay and (vii) any limitations on our distributions contained in our credit or other agreements.

We cannot assure you that we will generate sufficient cash flows to make distributions to our stockholders or that we will be able to sustain those distributions. If our operations do not generate sufficient cash flow to allow us to satisfy the REIT distribution requirements, we may be required to fund distributions from working capital, borrow funds, sell assets, make taxable distributions of our securities or reduce such distributions. Our distribution policy enables us to review the alternative funding sources available to us from time to time. Our actual results of operations will be affected by a number of factors, including the revenues we receive from our properties, our operating expenses, interest expense, the ability of our tenants to meet their obligations and unanticipated expenditures. For more information regarding risk factors that could materially adversely affect our actual results of operations, please see “Risk Factors.”

Prior to October 1, 2013, we calculated our distributions based upon daily record dates and distribution amounts so that our stockholders would be entitled to be paid distributions beginning with the day their shares were purchased. Thereafter, our board has established, and intends to continue to establish, on a quarterly basis, in advance, the dividend amount for our common stock for each month in the quarter. The distributions for each month in the three-month period are paid on or about the fifteenth day following the completion of each respective month. For 2011, 2012, and 2013, we have declared and paid the following dividends (expressed on a quarterly basis) on our common stock (dollars in thousands except per share and per unit data):

	Common Shares
	Dividends Declared and Paid per Share	Total Dividends Paid
2011
First Quarter	$—	$—
Second Quarter	—	—
Third Quarter	0.1500	2
Fourth Quarter	0.1500	3
2012
First Quarter	0.1500	3
Second Quarter	0.1500	49
Third Quarter	0.1500	49
Fourth Quarter	0.1500	48
2013
First Quarter	0.1500	50
Second Quarter	0.1563	554
Third Quarter	0.1600	1,330
Fourth Quarter	0.1600	1,544

On January 15, 2014, we declared the following monthly dividends for January, February and March 2014:

Month	Record Date	Payment Date	Dividend Declared Per Share
January 2014	January 31, 2014	February 14, 2014	$0.06
February 2014	February 28, 2014	March 17, 2014	0.06
March 2014	March 31, 2014	April 15, 2014	0.06

			$0.18

For the year ended December 31, 2013, including amounts paid to or allocable to our non-controlling interests, we paid cash distributions of $4.8 million, as compared to cash flows from operations of $6.0 million and FFO of $5.7 million. FFO is a non-GAAP financial measure. For a reconciliation of FFO to net income (loss), see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures.”

Our board of directors intends to continue, on a quarterly basis, in advance, establishing the dividend amount for our common stock for each month in the quarter. Distributions will be paid monthly in arrears. The record date for each monthly distribution will be the last business day of such month and the payment date for each distribution will be the ninth day of the subsequent month (or, if such day is not a business day, the first business day following the ninth day of such month), or such other date as our board of directors may determine in its discretion.

ITEM 6.	Selected Financial Data

The following table summarizes selected financial data about our company (dollars in thousands, except share and per share data). The following selected financial data information should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements, including the notes thereto, included elsewhere herein.

	As of and for the Years Ended December 31				As of and for the period from March 26, 2009 (inception) to December 31,
	2013	2012	2011	2010	2009
Operating Data:
Total revenue	$19,943	$16,629	$8,668	$5	$2
Property operating expenses	(9,429)	(8,066)	(4,477)	—	—
Total expenses	(15,010)	12,897	7,311	(1)	(1)
Interest expense	(3,659)	(3,305)	(1,727)	—	—
Net income (loss)	1,274	427	(370)	4	1
Net income (loss) allocable to common shares	615	(123)	(112)	4	1
Earnings (loss) per share:
Basic	$0.12	$(0.45)	$(5.60)	$0.20	$0.06
Diluted	$0.12	$(0.45)	$(5.60)	$0.20	$0.06

Balance Sheet Data:
Investments in real estate	$174,321	$141,282	$128,124	$—	$—
Total assets	181,871	146,197	131,352	209	206
Total indebtedness	103,303	92,413	82,175	—	—
Total liabilities	106,963	95,346	84,294	2	3
Total equity	74,908	50,851	47,058	207	203

	As of and for the years ended December 31				As of and for the period from March 26, 2009 (inception) to December 31,
	2013	2012	2011	2010	2009
Other Data:
Property portfolio occupancy	94.5%	92.0%	91.4%	—	—
Common shares outstanding	9,652,540	345,063	20,000	20,000	20,000
Limited partnership units outstanding	—	5,274,900	5,274,900	—	—
Cash distributions declared per common share/unit	$0.6263	$0.6000	$0.3000	$—	$—

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We were formed on March 26, 2009 as a Maryland corporation and elected to be taxed as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2011. We are externally managed by our advisor, an indirect, wholly owned subsidiary of RAIT. We conduct our operations through our operating partnership, of which we are the sole general partner.

We own and operate a portfolio of apartment properties located throughout the United States. Our primary business objective is to maximize stockholder value by increasing cash flows at our existing apartment properties and acquiring additional properties either with strong and stable occupancies and the ability to raise rental rates or potential for repositioning through capital expenditures.

During 2013 we acquired two apartment properties adding 786 units to our portfolio. In addition we entered into purchase agreements for six additional apartment properties with 2,028 total units. As of December 31, 2013, we own ten apartment properties containing an aggregate of 2,790 apartment units. We refer to these apartment properties as our “existing portfolio.” As of December 31, 2013, our existing portfolio had an average occupancy of 94.5% and an average monthly effective rent per occupied apartment unit of $775. See “—Historical Performance of our Apartment Properties.” We expect that that acquisition of The Reserve at Eagle Ridge and the Oklahoma portfolio and, upon completion, the Missouri property, will increase our revenues, expenses and net income.

Key Statistics

(Dollars in thousands, except per share and per unit information)

	For the Years Ended
Financial Statistics	2013	2012	2011
Total revenue	$19,943	$16,629	$8,668
Earnings (loss) per share- diluted	0.12	(0.45)	(5.60)
Core funds from operations (“Core FFO”) per share	0.81	0.71	0.46
Leverage	52%	58%	58%
Dividends declared per common share	0.63	0.60	0.30
Apartment Portfolio
Reported investments in real estate at cost	$190,096	$153,565	$137,428
Net operating income	$10,514	$8,563	$4.191
Number of properties owned	10	8	7
Multifamily units owned	2,790	2,004	1,812
Portfolio average occupancy	94.5%	92.0%	91.4%
Average monthly effective rent per unit(1)	$770	$787	$721

(1)	Average monthly effective rent per occupied unit represents the average monthly rent collected for all occupied units after giving effect to tenant concessions. We do not report average effective rent per unit in the month of acquisition as it is not representative of a full month of operations.

Non-GAAP Financial Measures

Funds from Operations and Core Funds from Operations

We believe that FFO and Core FFO, each of which is a non-GAAP financial measure, are additional appropriate measures of the operating performance of a REIT and us in particular. We compute FFO in accordance with the standards established by the National Association of Real Estate Investment Trusts, or NAREIT, as net income or loss allocated to common shares (computed in accordance with GAAP), excluding real estate-related depreciation and amortization expense, gains or losses on sales of real estate and the cumulative effect of changes in accounting principles.

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

Our calculation of Core FFO differs from the methodology used for calculating Core FFO by some other REITs and, accordingly, our Core FFO may not be comparable to Core FFO reported by other REITs. Our management utilizes FFO and Core FFO as measures of our operating performance, and believes they are also useful to investors, because they facilitate an understanding of our operating performance after adjustment for certain non-cash items, such as depreciation and amortization expenses, and with respect to Core FFO, acquisition expenses and pursuit costs that are required by GAAP to be expensed but may not necessarily be indicative of current operating performance and that may not accurately compare our operating performance between periods. Furthermore, although FFO, Core FFO and other supplemental performance measures are defined in various ways throughout the REIT industry, we also believe that FFO and Core FFO may provide us and our investors with an additional useful measure to compare our financial performance to certain other REITs. We also use Core FFO for purposes of determining the quarterly incentive fee, if any, payable to our advisor.

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

Set forth below is a reconciliation of net income (loss) to FFO and Core FFO for the years ended December 31, 2013, 2012 and 2011 (in thousands, except share and per share information):

	For the Year Ended December 31, 2013		For the Year Ended December 31, 2012		For the Year Ended December 31, 2011
	Amount	Per Share	Amount	Per Share	Amount	Per Share
Funds From Operations:
Net income (loss)	$1,274	$0.18	$427	$0.08	$(370)	$(0.09)
Adjustments:
Income allocated to preferred shares	(10)	(0.00)	(15)	(0.00)	—	—
Income allocated to preferred units	(220)	(0.03)	(79)	(0.01)	—	—
Real estate depreciation and amortization	4,413	0.62	3,466	0.61	1,771	0.43

Funds From Operations	$5,457	$0.77	$3,799	$0.68	$1,401	$0.34

Weighted-average shares—diluted (a)	7,151,738	7,151,738	5,550,284	5,550,284	4,146,260	4,146,260

Core Funds From Operations:
Funds From Operations	$5,457	$0.77	$3,799	$0.68	$1,401	$0.34
Adjustments:
Equity based compensation	77	0.01	—	—	—	—
Acquisition fees and expenses	248	0.03	157	0.03	488	0.12

Core Funds From Operations	$5,782	$0.81	$3,956	$0.71	$1,889	$0.46

Weighted-average shares—diluted (a)	7,151,738	7,151,738	5,550,284	5,550,284	4,146,260	4,146,260

(a)	Weighted-average shares—diluted includes 5,274,900 limited partnership units that were exchanged for common stock on May 7, 2013 and exchangeable for common stock as of December 31, 2012 and 2011.

Results of Operations

Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012

Our total revenue increased $3.3 million to $19.9 million for the year ended December 31, 2013 from $16.6 million for the year ended December 31, 2012. The increase is attributable to $2.8 million of revenue from a property we acquired in 2012 present for a full year in 2013 and the acquisition of two properties in 2013 along with improved occupancy which increased 250 basis points to 94.5% as of December 31, 2013 from 92.0% as of December 31, 2012.

Our expenses increased $2.1 million to $15.0 million for the year ended December 31, 2013 from $12.9 million for the year ended December 31, 2012. Expenses were comprised of property operating expenses which increased $1.4 million to $9.5 million from $8.1 million for the year ended December 31, 2012 and depreciation and amortization which increased $0.9 million to $4.4 million from $3.5 million for the year ended December 31, 2012. The increases are primarily attributable to $2.2 million from a property we acquired in 2012 present for a full year in 2013 and the acquisition of two properties in 2013. We incurred asset management fees during the year ended December 31, 2013 and 2012 of $0.3 million and $0.2 million, respectively. We incurred general and administrative expenses related to audit and other professional fees, trustee fees and other federal and state filing fees during the years ended December 31, 2013 and 2012 of $0.6 million and $1.0 million, respectively.

Our interest expense increased $0.3 million to $3.6 million for the year ended December 31, 2013 from $3.3 for the year ended December 31, 2012. The increase is primarily attributable to the mortgage indebtedness used to finance a property we acquired in 2012, which was present for a full year in 2013.

Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011

Our total revenue increased $7.9 million to $16.6 million for the year ended December 31, 2012 from $8.7 million for the year ended December 31, 2011. The increase is primarily attributable to the seven properties we acquired in 2011 and present for a full year in 2012.

Our expenses increased $5.6 million to $12.9 million for the year ended December 31, 2012 from $7.3 million for the year ended December 31, 2011. Expenses were comprised primarily of property operating expenses which increased $3.6 million to $8.1 million from $4.5 million for the year ended December 31, 2011 and depreciation and amortization which increased $1.7 million to $3.5 million from $1.8 million for the year ended December 31, 2011. The increases are primarily attributable to the seven properties we acquired in 2011, which were present for a full year in 2012. We incurred certain general and administrative expenses related to audit and other professional fees, trustee fees and other federal and state filing fees during the years ended December 31, 2012 and 2011 of $1.0 million and $0.6 million, respectively.

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

We believe our available cash balances, other financing arrangements and cash flows from operations will be sufficient to fund our liquidity requirements with respect to our December 2013 Portfolio for the next 12 months. We expect that the capital we raised in our underwritten offerings of common stock in August 2013 and January 2014, together with borrowings we may obtain and the future acquisitions we expect to make, will have a significant impact on our future results of operations. In general, we expect that our income and expenses related to our portfolio will increase in future periods as a result of anticipated future acquisitions of real estate. Should our liquidity needs exceed our available sources of liquidity, we believe that we could sell assets to raise additional cash. We may not be able to obtain additional financing when we desire to do so or on terms and conditions acceptable to us. If we fail to obtain additional financing, our ability to maintain or grow our business will be constrained.

Our primary cash requirements are to:

•	make investments and fund the associated costs;

•	repay our indebtedness;

•	pay our operating expenses, including fees paid to our advisor and our property manager; and

•	distribute a minimum of 90% of our REIT taxable income (determined without regard to the deduction for dividends paid and excluding net capital gain) and to make investments in a manner that enables us to maintain our qualification as a REIT.

We intend to meet these liquidity requirements primarily through:

•	the use of our cash and cash equivalent balance of $3.3 million as of December 31, 2013;

•	cash generated from operating activities;

•	our $20 million secured credit facility and existing and future financing secured directly or indirectly by the apartment properties in our portfolio;

•	proceeds from the sale of our common stock, including the January 2014 offering; and

•	if required, proceeds from future borrowings and offerings.

Since our formation, we have sold our common stock in three public offerings. From June 2011 to April 2013, we engaged in a registered continuous offering carried out in a manner consistent with offerings of non-listed REITs and sold 348,300 shares of our common stock for aggregate gross proceeds of $3.5 million, including approximately $3.0 million from RAIT and $0.5 million from unaffiliated investors. On August 16, 2013, we completed an underwritten public offering of 4,000,000 shares of our common stock for total gross proceeds of approximately $34.0 million and our common stock commenced trading on the NYSE MKT. In January 2014, we completed another underwritten public offering of 8,050,000 shares of our common stock for total gross proceeds of approximately $66.8 million. RAIT bought shares in each of these offerings and has been our largest stockholder since RAIT acquired us. RAIT beneficially owned 59.7% of the outstanding shares of our common stock at December 31, 2013 and owns approximately 39.3% of the outstanding shares of our common stock as of March 11, 2014. We used a portion of the net proceeds from the August 2013 public offering to acquire additional properties, to redeem all of our and our operating partnership’s outstanding preferred securities and for general corporate purposes and the remainder of such proceeds for the acquisition of The Crossings. We used the proceeds of the January 2014 offering to acquire the Oklahoma Portfolio and Eagle Ridge. We expect to use the net proceeds of any future offerings in which we engage, our secured credit facility, and the proceeds of any debt financings, to meet our investment objectives of acquiring, owning and operating a portfolio of apartment properties.

We will seek to enhance our growth through the use of prudent amounts of leverage. In general, we intend to limit our aggregate leverage to no more than approximately 65% of the combined initial purchase price of all of the properties in our portfolio from time to time. However, we are not subject to any limitations on the amount of leverage we may use, and, accordingly, the amount of leverage we use may be significantly less or greater than we currently anticipate. By operating on a leveraged basis, we expect to have more funds available for property acquisitions and other purposes, which we believe will allow us to acquire more properties than would otherwise be possible, resulting in a larger and more diversified portfolio. We may employ greater leverage in order to more quickly build a diversified portfolio of assets.

On October 25, 2013, we entered into our secured credit facility to be used to acquire properties, capital expenditures and for general corporate purposes. See “—Outstanding Indebtedness—Secured Credit Facility for a description of this facility.

Cash Flows

As of December 31, 2013 and 2012, we maintained cash and cash equivalents of approximately $3.3 million and $2.5 million, respectively. Our cash and cash equivalents were generated from the following activities (dollars in thousands):

	For the Years Ended December 31
	2013	2012	2011
Cash flow from operating activities	$6,018	$4,484	$2,196
Cash flow from investing activities	(38,239)	(16,928)	(18,788)
Cash flow from financing activities	33,022	13,870	17,490

Net change in cash and cash equivalents	801	1,426	898
Cash and cash equivalents at beginning of period	2,533	1,107	209

Cash and cash equivalents at end of period	$3,334	$2,533	$1,107

Our increased cash inflow from operating activities during the year ended December 31, 2013 is due to the acquisition of a property in 2012 present for a full year of operations and the acquisition of two properties in 2013 along with improved occupancy and rental rates.

Our increased cash outflow from investing activities during the year ended December 31, 2013 is due to the acquisition of two properties in 2013.

The increased cash flow from our financing activities during the year ended December 31, 2013 is substantially due to the completion of our August 2013 underwritten public offering.

Outstanding Indebtedness

The following table contains summary information concerning the indebtedness that encumbered our properties as of December 31, 2013 (dollars in thousands):

	Outstanding Principal
	As of December 31, 2013	As of December 31, 2012	Current Interest Rate		Maturity Date
Belle Creek Apartments	$10,575	$10,575	2.4	%(1)	April 28, 2021
Berkshire Square Apartments	8,612	—	4.4	(5)	January 1, 2021
Centrepoint Apartments	17,600	17,600	3.7	(2)	January 1, 2019
Copper Mill Apartments	7,293	7,350	5.7	(3)	May 1, 2021
Crestmont Apartments	6,698	6,750	5.7	(3)	May 1, 2021
Cumberland Glen Apartments	6,846	6,900	5.7	(3)	May 1, 2021
Heritage Trace Apartments	5,457	5,500	5.7	(3)	May 1, 2021
Runaway Bay Apartments	10,222	10,238	3.6	(4)	November 1, 2022
Tresa at Arrowhead	27,500	27,500	2.4	(1)	April 28, 2021

Total Mortgage debt/Weighted Average	$100,803	$92,413	3.8%

Secured Credit Facility	2,500	—	2.9	(6)	October 25, 2016

Total indebtedness/Weighted-Average	$103,303	$92,413	3.8%

(1)	Floating rate at 225 basis points over 30-day LIBOR. As of December 31, 2013, 30-day LIBOR was 0.17%. Interest only payments are due monthly. The mortgage loan is not permitted to be prepaid prior to April 29, 2016. Thereafter, the mortgage loan is generally prepayable in whole, but not in part, subject to the payment of a make-whole breakage amount, which is based on the aggregate interest shortfall that would exist on each subsequent monthly payment date through maturity, if any.
(2)	Fixed rate. Interest only payments are due monthly. Beginning February 1, 2015, principal and interest payments are required based on a 30-year amortization schedule. The mortgage loan is generally prepayable, subject to a prepayment premium based on the remaining amount of the loan and then-current rates, through June 2018.
(3)	Fixed rate. Interest only payments are due monthly. Beginning May 1, 2013, principal and interest payments are required based on a 30-year amortization schedule. The mortgage loan is not permitted to be prepaid prior to February 2, 2021. However, the mortgage loan may be defeased and the collateral securing the mortgage loan released, subject to our compliance with customary conditions to defeasance.
(4)	Fixed rate. Interest only payments were due monthly through November 30, 2013. Beginning December 1, 2013, principal and interest payments are required based on a 30-year amortization schedule. The mortgage loan is generally prepayable, subject to a prepayment premium based on the remaining amount of the loan and then-current interest rates, through April 2022.
(5)	Fixed Rate. Interest only payments are due monthly. Beginning February 1, 2016, principal and interest payments are required based on a 30-year amortization schedule.
(6)	Floating rate at 275 basis points over 30-day LIBOR. As of December 31, 2013, 30-day LIBOR was 0.17%. Interest only payments are due monthly.

The weighted average interest rate of our mortgage indebtedness was 3.8% as of December 31, 2013. As of December 31, 2013, RAIT held $38.1 million of our debt while $65.2 million was held by third parties. As of December 31, 2012, RAIT held $38.1 million of our debt while $54.3 million was held by third parties. For the year ended December 31, 2013 and 2012, we paid approximately $722,000 and $724,000 respectively, of interest to RAIT.

On December 27, 2013, we entered into a loan agreement for an $8.6 million loan secured by a first mortgage on our Berkshire Square property. We used a portion of the loan to repay an advance of approximately $8.0 million made with respect to the property pursuant to our Secured Credit Facility. The loan bears interest at a fixed rate of 4.42% per annum, provides for monthly payments of interest only until February 2016 and for payments of principal and interest thereafter. The loan matures on January 1, 2021 and $7.5 million will be due upon maturity. Prior to placement of the loan into a securitization, or if the placement of the loan into a securitization does not occur within the first year of the loan term, prepayment of the loan in full but not in part is permitted, along with payment of additional consideration which during the defined yield maintenance period is equal to the Federal Home Loan Mortgage Corporation’s defined yield maintenance prepayment premium, subject to a minimum of 1% of the loan amount. If the loan is placed into a securitization within the first year of the loan term, the loan cannot thereafter be prepaid or defeased for two years following such placement of the loan into a securitization. Thereafter, the loan may be defeased pursuant to the terms of the note and loan agreement. The loan may be prepaid in full without additional consideration during the last three months of the loan term.

Each of our mortgages is a non-recourse obligation subject to customary exceptions. The loan agreements contain customary events of default, including defaults in the payment of principal or interest, defaults in compliance with the covenants contained in the documents evidencing the loan, defaults in payments under any other security instrument covering any part of the property, whether junior or senior to the loan, and bankruptcy or other insolvency events.

At the closing of our acquisition of the Oklahoma portfolio on February 28, 2014, our subsidiary assumed the OK loan secured by the Oklahoma portfolio having an outstanding principal balance of approximately $46.0 million. The OK loan accrues interest at a fixed rate equal to 5.62% per annum and will mature in April 2016. The mortgage is not permitted to be prepaid prior to March 1, 2016; however, the mortgage may be defeased and the collateral securing the mortgage loan released, subject to our compliance with customary conditions to defeasance. Our operating partnership guaranteed the loan and we agreed to give a springing guaranty of the loan if defined conditions relating to the operating partnership’s financial condition are not met.

As of December 31, 2013, our total mortgage indebtedness had an aggregate outstanding principal balance of $103.3 million and a weighted average interest rate of 3.8%. On a pro forma basis, including the mortgage indebtedness on our Berkshire Square property incurred in December 2013 and the first lien mortgage to be assumed in connection with the probable acquisition of the Oklahoma portfolio, as of December 31, 2013, our total mortgage indebtedness would have an aggregate outstanding principal balance of $149.3 million and a weighted average interest rate of 4.3%.

Subsequent to our acquisition of Eagle Ridge on January 31, 2014, on February 7, 2014, our subsidiary entered into the ER loan agreement. Pursuant to the ER loan agreement, our subsidiary borrowed the ER loan in the amount of $18.85 million secured by a first mortgage on Eagle Ridge. The ER loan bears interest at a fixed rate of 4.67% per annum and provides for monthly payments of interest only until the maturity date of March 1, 2024 when the principal balance, accrued interest and all other amounts due under the ER loan become due. The ER loan is prepayable at our subsidiary’s option after August 31, 2023 and permits defeasance by our subsidiary if defined conditions are met. Our operating partnership has guaranteed the ER loan.

Secured Credit Facility

On October 25, 2013, our operating partnership entered into the secured credit facility with The Huntington National Bank. Subject to the terms and conditions of the credit agreement, our operating partnership may borrow up to the lesser of $20.0 million, 60% of the total acquisition costs of all properties, or the borrowing base properties, acquired with advances under the secured credit facility or an amount that would not cause the operating partnership to exceed the debt service coverage ratio (as defined in the credit agreement). Advances under the secured credit facility bear interest at a daily fluctuating LIBO (as defined in the secured credit facility) rate plus 2.75% per annum or a prime commercial rate (as defined in the secured credit facility). Each advance against a specific borrowing base property must be repaid in full within six months after the property first becomes a borrowing base property. Our operating partnership must also make mandatory principal payments from time to time if, due to any reduction in net operating income at a borrowing base property, the debt service coverage ratio is no longer satisfied for the pool of borrowing base properties to the extent necessary to remain in compliance with such ratio. All outstanding advances must be paid by October 26, 2016, the maturity date; however, our operating partnership will have the option to extend the credit agreement for 12 months upon its satisfaction of defined conditions. The secured credit facility is secured by the equity of any of our operating partnership’s subsidiaries that own any borrowing base properties and guaranteed by those subsidiaries and by us.

The credit agreement contains customary representations and warranties, conditions precedent to each advance and covenants, including, without limitation, restrictions and requirements relating to permitted investments, maintenance of insurance, our qualification as a REIT, the amendment of our charter documents and the charter documents of our operating partnership and its subsidiaries, mergers and sales of assets, the incurrence of liens and transactions with affiliates. The credit agreement also requires that (i) all of our recourse indebtedness is secured indebtedness; (ii) our outstanding variable rate indebtedness does not exceed 40% of our total asset value; and (ii) that we maintain the following: (A) a minimum adjusted tangible net worth of $75 million plus 75% of the net proceeds from certain equity contributions and sales, (B) a ratio of total funded indebtedness to total asset value of less than 65%, (C) a ratio of adjusted total EBITDA to fixed charges of less than 1.35 to 1.00 and (D) an aggregate amount of recourse indebtedness, excluding obligations under the credit agreement, not in excess of 5% of total asset value. The credit agreement contains events of default (subject to certain materiality thresholds and grace periods) customary for this type of credit facility, including payment defaults, covenant breaches, failure to pay defined material indebtedness, bankruptcy or insolvency proceedings and certain changes of control or changes of management.

As of December 31, 2013, there was approximately $2.5 million outstanding under the secured credit facility, collateralized by The Crossings, and $17.5 million in borrowing capacity available, subject to borrowing base requirements.

Equity Financing

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

On August 19, 2013, we redeemed 125 shares of our 12.5% Series A Cumulative Non-Voting Preferred Stock for an aggregate redemption price of approximately $140. The redemption of the Series A Preferred Stock was funded with cash received from the August 2013 offering. After the redemption date, there were no shares of Series A Preferred Stock outstanding, and all rights of the holders of such shares and units were terminated.

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

On August 13, 2013, we engaged in an underwritten public offering of 4,000,000 shares of our common stock for $8.50 per share for total gross proceeds of approximately $34.0 million.

Our board of directors declared the following dividends for the months of July, August, September, October, November and December 2013:

Month	Record Date	Payment Date	Dividend Declared Per Share
July 2013	August 5, 2013	August 15, 2013	$0.05333
August 2013	August 30, 2013	September 13, 2013	$0.05333
September 2013	September 30, 2013	October 15, 2013	$0.05333
October 2013	October 31, 2013	November 15, 2013	$0.05333
November 2013	November 29, 2013	December 16, 2013	$0.05333
December 2013	December 31, 2013	January 15, 2014	$0.05333

On January 15, 2014, our board of directors declared the following dividends for January, February and March 2014:

Month	Record Date	Payment Date	Dividend Declared Per Share
January 2014	January 31, 2014	February 14, 2014	$0.06
February 2014	February 28, 2014	March 17, 2014	$0.06
March 2014	March 31, 2014	April 15, 2014	$0.06

Contractual Commitments

The table below summarizes our contractual obligations as of December 31, 2013 (dollars in thousands):

	Payment due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Principal payments on outstanding debt obligations	$103,303	$550	$4,425	$2,292	$96,036
Interest payments on outstanding debt obligations(a)	27,117	3,894	7,774	7,642	7,808

Total	$130,420	$4,444	$12,199	$9,934	$103,844

(a)	All variable-rate indebtedness assumes a 30-day LIBOR rate of 0.17% as of December 31, 2013.

Terms of Leases and Tenant Characteristics

The leases for our portfolio typically follow standard forms customarily used between landlords and tenants in the geographic area in which the relevant property is located. Under such leases, the tenant typically agrees to pay an initial deposit (generally one month’s rent) and pays rent on a monthly basis. As landlord, we are directly responsible for all real estate taxes, sales and use taxes, special assessments, property-level utilities, insurance and building repairs, and other building operation and management costs. Individual tenants are responsible for the utility costs of their unit. Our lease terms generally range from six months to two years and average twelve months.

Our apartment tenant composition varies across the regions in which we operate, includes single and family renters and is generally reflective of the principal employers in the relevant region. For example, in our Norfolk, Virginia market, many of our tenants are employees of the U.S. military. Our apartment properties predominantly consist of one-bedroom and two-bedroom units, although some of our apartment properties also have three-bedroom units.

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

Investments in Real Estate

Allocation of Purchase Price of Acquired Assets

We account for acquisitions of properties in accordance with FASB ASC Topic 805, “Business Combinations”. The fair value of the real estate acquired is allocated to the acquired tangible assets, consisting of land, building and tenant improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases for acquired in-place leases and the value of tenant relationships, based in each case on their fair values. Purchase accounting is applied to assets and liabilities associated with the real estate acquired. Transaction costs and fees incurred related to acquisitions are expensed as incurred. Transaction costs and fees incurred related to the financing of an acquisition are capitalized and amortized over the life of the loan.

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

Impairment of Long-Lived Assets

Management evaluates the recoverability of its investment in real estate assets, including related identifiable intangible assets, in accordance with FASB ASC Topic 360, “Property, Plant and Equipment.” This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that recoverability of the assets is not assured.

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

Recent Accounting Pronouncements

In December 2011, the FASB issued an accounting standard classified under FASB ASC Topic 360, “Property, Plant, and Equipment”. This accounting standard amends existing guidance to resolve the diversity in practice about whether the guidance for real estate sales applies to a parent that ceases to have a controlling financial interest in a subsidiary that is in substance real estate as a result of default on the subsidiary’s nonrecourse debt. This accounting standard is effective for fiscal years, and interim periods with those years, beginning on or after June 15, 2012. The adaption of this standard did not have a material impact on our consolidated financial statements.

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

Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. We may be exposed to interest rate changes primarily as a result of long-term debt used to maintain liquidity, fund capital expenditures and expand our real estate investment portfolio and operations. Market fluctuations in real estate financing may affect the availability and cost of funds needed to expand our investment portfolio. In addition, restrictions upon the availability of real estate financing or high interest rates for real estate loans could adversely affect our ability to dispose of real estate in the future. We seek to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. We may use derivative financial instruments to hedge exposures to changes in interest rates on loans secured by our assets. The market risk associated with interest-rate contracts is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken. With regard to variable rate financing, our advisor assesses our interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. Our advisor maintains risk management control systems to monitor interest rate cash flow risk attributable to both our outstanding and forecasted debt obligations as well as our potential offsetting hedge positions. While this hedging strategy is designed to minimize the impact on our net income and funds from operations from changes in interest rates, the overall returns on any investment in our securities may be reduced. We currently have limited exposure to financial market risks.

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

As of December 31, 2013, our only interest rate sensitive assets or liabilities related to our $103.3 million of outstanding indebtedness, of which $40.6 million is floating-rate and $62.7 million is fixed-rate indebtedness. We monitor interest rate risk routinely and seek to minimize the possibility that a change in interest rates would impact the interest incurred and our cash flows. To mitigate such risk, we may use interest rate derivative contracts. As of December 31, 2013 and 2012, we did not have any interest rate derivatives in effect.

As of December 31, 2013, the fair value of our $62.7 million of fixed-rate indebtedness was $63.3 million. The fair value estimate of our fixed rate debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated at December 31, 2013. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations.

The following table summarizes the interest income and interest expense for a 12-month period, and the change in the net fair value of our investments and indebtedness assuming an instantaneous increase or decrease of 100 basis points in the LIBOR interest rate curve, both adjusted for the effects of our interest rate hedging activities (dollars in thousands):

	Liabilities Subject to Interest Rate Sensitivity (Par Amount)	100 Basis Point Increase	100 Basis Point Decrease (a)
Interest expense from variable-rate indebtedness	(40,575)	(406)	69
Fair value of fixed-rate indebtedness	(62,728)	(3,583)	3,834

(a)	Assumes the LIBOR interest rate will not decrease below 0%. The quoted 30-day LIBOR rate was 0.17% at December 31, 2013.

ITEM 8.	Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

OF INDEPENDENCE REALTY TRUST, INC.

(A Maryland Corporation)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Independence Realty Trust, Inc.

We have audited the accompanying consolidated balance sheets of Independence Realty Trust, Inc. (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(1) and 15(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Independence Realty Trust, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ GRANT THORNTON LLP

New York, New York
March 11, 2014

Independence Realty Trust, Inc. and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands, except share and per share data)

	As of December 31, 2013	As of December 31, 2012
ASSETS:
Investments in real estate:
Investments in real estate at cost	$190,096	$153,565
Accumulated depreciation	(15,775)	(12,283)

Investments in real estate, net	174,321	141,282
Cash and cash equivalents	3,334	2,533
Restricted cash	1,122	1,150
Accounts receivable and other assets	1,731	345
Intangible assets, net of accumulated amortization of $569 and $79, respectively	517	274
Deferred costs, net of accumulated amortization of $151 and $68, respectively	846	613

Total Assets	$181,871	$146,197

LIABILITIES AND EQUITY:
Indebtedness	$103,303	$92,413
Accounts payable and accrued expenses	2,374	1,986
Accrued interest payable	63	32
Dividends payable	515	499
Other liabilities	708	416

Total Liabilities	106,963	95,346
Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized, 0 and 125 shares issued and outstanding, respectively	—	0
Common stock, $0.01 par value; 300,000,000 shares authorized, 9,652,540 and 345,063 shares issued and outstanding, respectively	96	3
Additional paid-in capital	78,112	3,490
Retained earnings (accumulated deficit)	(3,300)	(401)

Total stockholders’ equity	74,908	3,092
Non-controlling interest	—	47,759

Total Equity	74,908	50,851

Total Liabilities and Equity	$181,871	$146,197

The accompanying notes are an integral part of these consolidated financial statements.

Independence Realty Trust, Inc. and Subsidiaries

Consolidated Statements of Operations

(Dollars in thousands, except share and per share information)

	For the Years Ended December 31
	2013	2012	2011
Revenue:
Rental income	$17,843	$14,849	$7,716
Tenant reimbursement income	943	818	441
Other income	1,157	962	511

Total revenue	19,943	16,629	8,668
Expenses:
Property operating expenses	9,429	8,066	4,477
General and administrative expenses	648	968	566
Asset management fees	272	240	9
Acquisition expenses	248	157	488
Depreciation and amortization	4,413	3,466	1,771

Total expenses	15,010	12,897	7,311

Operating Income	4,933	3,732	1,357
Interest expense	(3,659)	(3,305)	(1,727)

Net income (loss)	1,274	427	(370)
Income (loss) allocated to preferred shares	(10)	(15)	0
Income (loss) allocated to non-controlling interests	(649)	(535)	258

Net income (loss) allocable to common shares	$615	$(123)	$(112)

Earnings (loss) per share:
Basic	$0.12	$(0.45)	$(5.60)

Diluted	$0.12	$(0.45)	$(5.60)

Weighted-average shares:
Basic	5,330,814	275,384	20,000

Diluted	5,330,814	275,384	20,000

Dividends declared per common share	$0.63	$0.60	$0.30

The accompanying notes are an integral part of these consolidated financial statements.

Independence Realty Trust, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(Dollars in thousands)

	For the Years Ended December 31
	2013	2012	2011
Net income (loss)	$1,274	$427	$(370)

Comprehensive income (loss) before allocation to non-controlling interests	1,274	427	(370)
Allocation to preferred shares	(10)	(15)	0
Allocation to non-controlling interests	(649)	(535)	258

Comprehensive income (loss)	$615	$(123)	$(112)

The accompanying notes are an integral part of these consolidated financial statements.

Independence Realty Trust, Inc. and Subsidiaries

Consolidated Statements of Equity

(Dollars in thousands, except share and per share data)

	Stockholders’ Equity
	Preferred Stock		Common Stock		Additional Paid-In	Retained Earnings (accumulated	Total Stockholder’s	Non-Controlling	Total
	Shares	Amount	Shares	Amount	Capital	deficit)	Equity	Interest	Equity
Balance, December 31, 2010	—	$—	20,000	$0	$200	$5	$205	$2	$207
Net income	—	—	—	—	—	(112)	(112)	(258)	(370)
Distribution to non-controlling interest declared	—	—	—	—	—	—	—	(1,256)	(1,256)
Common dividends declared	—	—	—	—	—	(6)	(6)	—	(6)
Issuance of non-controlling interest	—	—	—	—	—	—	—	48,483	48,483

Balance, December 31, 2011	—	—	20,000	$0	$200	$(113)	$87	$46,971	$47,058
Net income	—	—	—	—	—	(108)	(108)	535	427
Distribution to non-controlling interest declared	—	—	—	—	—	—	—	(3,247)	(3,247)
Preferred dividends	—	—	—	—	—	(15)	(15)	—	(15)
Common dividends declared	—	—	—	—	—	(165)	(165)	—	(165)
Issuance of preferred shares	125	0	—	—	100	—	100	—	100
Issuance of common shares	—	—	325,063	3	3,190	—	3,193	—	3,193
Issuance of non-controlling interest	—	—	—	—	—	—	—	3,500	3,500

Balance, December 31, 2012	125	$0	345,063	$3	$3,490	$(401)	$3,092	$47,759	$50,851
Net income (loss)	—	—	—	—	—	625	625	649	1,274
Distribution to non-controlling interest declared	—	—	—	—	—	—	—	(1,323)	(1,323)
Preferred dividends	—	—	—	—	—	(10)	(10)	—	(10)
Common dividends declared	—	—	—	—	—	(3,477)	(3,477)	—	(3,477)
Redemption of preferred shares	(125)	0	—	—	(100)	(37)	(137)	—	(137)
Redemption of Series B preferred units	—	—	—	—	—	—	—	(3,500)	(3,500)
Issuance of common shares	—	—	4,023,577	40	31,113	—	31,153	—	31,153
Conversion of common units	—	—	5,274,900	53	43,532	—	43,585	(43,585)	—
Stock compensation expense	—	—	9,000	0	77	—	77	—	77

Balance, December 31, 2013	—	$—	9,652,540	$96	$78,112	$(3,300)	$74,908	$—	$74,908

The accompanying notes are an integral part of these consolidated financial statements.

Independence Realty Trust, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Dollars in thousands)

	For the Years Ended December 31
	2013	2012	2011
Cash flows from operating activities:
Net income (loss)	$1,274	$427	$(370)
Adjustments to reconcile net income (loss) to cash flow from operating activities:
Depreciation and amortization	4,413	3,466	1,771
Amortization of deferred financing costs	83	121	15
Share based compensation	77	—	—
Changes in assets and liabilities:
Accounts receivable and other assets	(89)	240	(333)
Accounts payable and accrued expenses	210	132	1,075
Accrued interest payable	31	32	—
Other liabilities	19	66	38

Cash flow from operating activities	6,018	4,484	2,196
Cash flows from investing activities:
Acquisition of real estate properties	(36,822)	(15,781)	(18,244)
Capital expenditures	(1,445)	(1,148)	(868)
(Increase) decrease in restricted cash	28	1	324

Cash flow from investing activities	(38,239)	(16,928)	(18,788)
Financing activities:
Proceeds from issuance of preferred stock	—	100	—
Proceeds from issuance of common stock	31,153	3,193	—
Proceeds from issuance of non-controlling interests	—	3,500	1,250
Proceeds from mortgage indebtedness	10,940	10,238	17,600
Mortgage principal repayments	(222)	—	—
Redemption of Series B preferred units	(3,500)	—	—
Redemption of preferred shares	(137)	—	—
(Payments) reimbursements for deferred financing costs	(418)	7	(338)
Distributions on preferred stock	(10)	(15)	—
Distributions on common stock	(2,979)	(149)	(5)
Distributions to non-controlling interests	(1,805)	(3,004)	(1,017)

Cash flow from financing activities	33,022	13,870	17,490

Net change in cash and cash equivalents	801	1,426	898
Cash and cash equivalents at the beginning of the period	2,533	1,107	209

Cash and cash equivalents at the end of the period	$3,334	$2,533	$1,107

Supplemental cash flow information:
Cash paid for interest	$3,545	$3,219	$1,712
Non cash decrease in non-controlling interests from conversion of limited partnership units to shares of common stock	$43,585	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of December 31, 2013

(Dollars in thousands, except share and per share data)

NOTE 1: Organization

Independence Realty Trust, Inc., or the Company, was formed on March 26, 2009 as a Maryland corporation that has elected to be taxed as a real estate investment trust, or REIT, commencing with the taxable year ended December 31, 2011. We are externally managed by a subsidiary of RAIT Financial Trust, or RAIT, a publicly traded Maryland REIT whose common shares are listed on the New York Stock Exchange under the symbol “RAS.” As used herein, the terms “we,” “our” and “us” refer to Independence Realty Trust, Inc. and, as required by context, Independence Realty Operating Partnership, LP, which we refer to as our operating partnership, and their subsidiaries. We own apartment properties in geographic submarkets that we believe support strong occupancy and have the potential for growth in rental rates. We seek to provide stockholders with attractive risk-adjusted returns, with an emphasis on distributions and capital appreciation. We own substantially all of our assets and conduct our operations through our operating partnership, of which we are the sole general partner.

As of December 31, 2013, we owned ten apartment properties with 2,790 units located in seven states.

NOTE 2: Summary of Significant Accounting Policies

a. Basis of Presentation

The consolidated financial statements have been prepared by management in accordance with U.S. generally accepted accounting principles, or GAAP. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our consolidated financial position and consolidated results of operations, equity and cash flows are included.

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

d. Cash and Cash Equivalents

Cash and cash equivalents include cash held in banks and highly liquid investments with maturities of three months or less when purchased. Cash, including amounts restricted, may at times exceed the Federal Deposit Insurance Corporation deposit insurance limit of $250 per institution. We mitigate credit risk by placing cash and cash equivalents with major financial institutions. To date, we have not experienced any losses on cash and cash equivalents.

e. Restricted Cash

Restricted cash includes tenant escrows and our funds held by lenders to fund certain expenditures or to be released at our discretion upon the occurrence of certain pre-specified events. As of December 31, 2013 and 2012, we had $1,122 and $1,150, respectively, of restricted cash accounts.

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of December 31, 2013

(Dollars in thousands, except share and per share data)

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

g. Investments in Real Estate

Allocation of Purchase Price of Acquired Assets

We account for acquisitions of properties in accordance with FASB ASC Topic 805, “Business Combinations”. The fair value of the real estate acquired is allocated to the acquired tangible assets, consisting of land, building and tenant improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases for acquired in-place leases and the value of tenant relationships, based in each case on their fair values. Purchase accounting is applied to assets and liabilities associated with the real estate acquired. Transaction costs and fees incurred related to acquisitions are expensed as incurred. Transaction costs and fees incurred related to the financing of an acquisition are capitalized and amortized over the life of the loan.

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

The aggregate value of in-place leases is determined by evaluating various factors, including an estimate of carrying costs during the expected lease-up periods, current market conditions and similar leases. In estimating carrying costs, management includes real estate taxes, insurance and other operating expenses, and estimates of lost rental revenue during the expected lease-up periods based on current market demand. Management also estimates costs to execute similar leases including leasing commissions, legal and other related costs. The value assigned to this intangible asset is amortized over the remaining lease terms. For the year ended December 31, 2013 we recorded $490 of amortization expense for intangible assets. We expect to record amortization expense of intangible assets of $517 for 2014.

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

Depreciation and Amortization

Depreciation expense for real estate assets are computed using a straight-line method based on a life of 40 years for buildings and improvements and five to ten years for equipment and fixtures. Expenditures for tenant improvements are capitalized and amortized over the initial term of each lease. For the years ended December 31, 2013, 2012 and 2011 we recorded $3,923, $3,411 and $1,748 of depreciation expense, respectively.

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of December 31, 2013

(Dollars in thousands, except share and per share data)

h. Revenue Recognition

Minimum rents are recognized on an accrual basis, over the terms of the related leases on a straight-line basis. Any above-market lease values and the capitalized below-market lease values are amortized as an adjustment to rental income over the lease term. Recoveries from residential tenants for utility costs are recognized as revenue in the period that the applicable costs are incurred.

i. Fair Value of Financial Instruments

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

FASB ASC Topic 825, “Financial Instruments” requires disclosure of the fair value of financial instruments for which it is practicable to estimate that value. The fair value of mortgage indebtedness is based on a discounted cash flows valuation technique, which classifies this as a level 3 liability within the fair value hierarchy. The carrying value and fair value of mortgage indebtedness as of December 31, 2013 is $100,803 and $101,272, respectively. The carrying value and fair value of mortgage indebtedness as of December 31, 2012 was $92,413 and $95,827, respectively. The fair value of secured credit facility, cash and cash equivalents and restricted cash approximates cost due to the nature of these instruments.

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of December 31, 2013

(Dollars in thousands, except share and per share data)

j. Deferred Costs

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

k. Income Taxes

We have elected to be taxed as a REIT beginning with the taxable year ended December 31, 2011. Accordingly, we recorded no income tax expense for the years ended December 31, 2013, 2012 and 2011.

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

l. Share-Based Compensation

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

m. Recent Accounting Pronouncements

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

As of December 31, 2013

(Dollars in thousands, except share and per share data)

NOTE 3: Investments in Real Estate

As of December 31, 2013, our investments in real estate consisted of ten apartment properties with 2,790 units. The table below summarizes our investments in real estate:

	2013	2012	Depreciable Lives
Land	$37,418	$30,168	—
Building	149,657	121,390	40
Furniture, fixtures and equipment	3,021	2,007	5-10

Total investment in real estate	190,096	153,565
Accumulated depreciation	(15,775)	(12,283)

Investments in real estate, net	$174,321	$141,282

Acquisitions

On November 22, 2013, we acquired a fee simple interest in a 432-unit apartment residential community located in Jackson, Mississippi, known as The Crossings at Ridgewood Apartments. We acquired the property through a wholly owned subsidiary, from an unaffiliated third party. We acquired the property for an aggregate purchase price of $23,000 exclusive of closing costs.

On September 19, 2013, we acquired a fee simple interest in a 354-unit apartment residential community located in Indianapolis, Indiana, known as Berkshire Square Apartments. We acquired the property through a wholly owned subsidiary of our operating partnership, from an unaffiliated third party. We acquired the property for an aggregate purchase price of $13,250 exclusive of closing costs.

On October 11, 2012, we acquired a fee simple interest in a 192-unit apartment residential community located in Indianapolis, Indiana, known as Runaway Bay Apartments. We acquired the property through a wholly owned subsidiary of our operating partnership, from an unaffiliated third party. We acquired the property for an aggregate purchase price of $15,750 exclusive of closing costs. We paid the purchase price with a combination of a $10,238 first mortgage loan and $5,512 in cash.

The following table summarizes the aggregate fair value of the assets associated with the properties acquired during the years ended December 31, 2013 and 2012, on the respective date of each acquisition, for the real estate accounted for under FASB ASC Topic 805.

Description	Fair Value of Assets Acquired During the Year Ended December 31, 2013	Fair Value of Assets Acquired During the Year Ended December 31, 2012
Assets acquired:
Investments in real estate	$35,517	$15,397
Intangible asset	733	353

Total	$36,250	$15,750

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

Description	For the Year Ended December 31, 2013	For the Year Ended December 31, 2012
Total revenue, as reported	$19,943	$16,629
Pro forma revenue	25,238	24,025
Net income (loss) allocable to common shares, as reported	615	(123)
Pro forma net income (loss) allocable to common shares	1,348	398

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of December 31, 2013

(Dollars in thousands, except share and per share data)

We have not yet completed the process of estimating the fair value of assets acquired and liabilities assumed during 2013. Accordingly, our preliminary estimates and the allocation of the purchase price to the assets acquired and liabilities assumed may change as we complete the process. In accordance with FASB ASC Topic 805, changes, if any, to the preliminary estimates and allocation will be reported in our financial statements retrospectively.

NOTE 4: Indebtedness

The following table contains summary information concerning the indebtedness that encumbered our properties as of December 31, 2013 and 2012:

	Outstanding Principal
	As of December 31, 2013	As of December 31, 2012	Current Interest Rate		Maturity Date
Belle Creek Apartments	10,575	10,575	2.4	%(1)	April 28, 2021
Berkshire Square Apartments	8,612	—	4.4	%(5)	January 1, 2021
Centrepoint Apartments	17,600	17,600	3.7	%(2)	January 1, 2019
Copper Mill Apartments	7,293	7,350	5.7	%(3)	May 1, 2021
Crestmont Apartments	6,698	6,750	5.7	%(3)	May 1, 2021
Cumberland Glen Apartments	6,846	6,900	5.7	%(3)	May 1, 2021
Heritage Trace Apartments	5,457	5,500	5.7	%(3)	May 1, 2021
Runaway Bay Apartments	10,222	10,238	3.6	%(4)	November 1, 2022
Tresa at Arrowhead	27,500	27,500	2.4	%(1)	April 28, 2021

Total mortgage debt/Weighted-Average	$100,803	$92,413	3.8%

Secured Credit Facility	2,500	—	2.9	%(6)	October 25, 2016

Total indebtedness /Weighted-Average	$103,303	$92,413	3.8%

(1)	Floating rate at 225 basis points over 30-day LIBOR. As of December 31, 2013 and 2012, 30-day LIBOR was 0.17% and 0.21%, respectively. Interest only payments are due monthly. These mortgages are held by RAIT.
(2)	Fixed rate. Interest only payments are due monthly. Beginning February 1, 2015, principal and interest payments are required based on a 30-year amortization schedule.
(3)	Fixed rate. Interest only payments are due monthly. Beginning May 1, 2013, principal and interest payments are required based on a 30-year amortization schedule.
(4)	Fixed Rate. Interest only payments are due monthly. Beginning December 1, 2013, principal and interest payments are required based on a 30-year amortization schedule.
(5)	Fixed Rate. Interest only payments are due monthly. Beginning February 1, 2016, principal and interest payments are required based on a 30-year amortization schedule.
(6)	Floating rate at 275 basis points our 30-day LIBOR. As of December 31, 2013, 30-day LIBOR was 0.17%. Interest only payments are due monthly.

The weighted average interest rate of our mortgage indebtedness was 3.8% as of December 31, 2013. As of December 31, 2013, RAIT held $38,100 of our debt while $65,200 was held by third parties. As of December 31, 2012, RAIT held $38,200 of our debt while $54,300 was held by third parties. For the year ended December 31, 2013 and 2012, we paid approximately $722 and $724 respectively, of interest to RAIT.

On October 25, 2013, we entered into a $20,000 secured revolving credit agreement with The Huntington National Bank to be used to acquire properties, capital expenditures and for general corporate purposes. The facility has a 3-year term, bears interest at LIBOR plus 2.75% and contains customary financial covenants for this type of revolving credit agreement. As of December 31, 2013 we had $2,500 of debt outstanding on this credit facility. As of December 31, 2013, we were in compliance with all financial covenants contained in the $20,000 secured facility.

On December 27, 2013, we entered into a loan agreement for an $8.6 million loan secured by a first mortgage on our Berkshire Square property. We used a portion of the loan to repay an advance of approximately $8.0 million made with respect to the property pursuant to our secured credit facility. The loan bears interest at a fixed rate of 4.42% per annum, provides for monthly payments of interest only until February 2016 and for payments of principal and interest thereafter. The loan matures on January 1, 2021 and $7.5 million will be due upon maturity. Prior to placement of the loan into a securitization, or if the placement of the loan into a securitization does not occur within the first year of the loan term, prepayment of the loan in full but not in part is permitted, along with payment of additional consideration which during the defined yield maintenance period is equal to the Federal Home Loan Mortgage Corporation’s defined yield maintenance prepayment premium, subject to a minimum of 1% of the loan amount. If the loan is placed into a securitization within the first year of the loan term, the loan cannot thereafter be prepaid or defeased for two years following such placement of the loan into a securitization. Thereafter, the loan may be defeased pursuant to the terms of the note and loan agreement. The loan may be prepaid in full without additional consideration during the last three months of the loan term.

Maturity of Indebtedness

The following table displays the principal repayments on of our indebtedness by year:

2014	$550
2015	869
2016	3,556
2017	1,120
2018	1,172
Thereafter	96,036

Total	$103,303

As of December 31, 2013, the fair value of our fixed-rate indebtedness was $63,324. The fair value estimate of our fixed rate debt was estimated using a discounted cash flow analysis utilizing interest rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated at December 31, 2013.

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of December 31, 2013

(Dollars in thousands, except share and per share data)

NOTE 5: Stockholder Equity and Non-Controlling Interest

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

On August 19, 2013, we redeemed 125 shares of our 12.5% Series A Cumulative Non-Voting Preferred Stock for an aggregate redemption price of approximately $140 inclusive of accrued interest. The redemption of the Series A Preferred Stock was funded with cash received from the August 2013 public offering of common stock. After the redemption date, there were no shares of Series A Preferred Stock outstanding, and all rights of the holders of such shares and units were terminated.

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

On August 13, 2013, we engaged in an underwritten public offering of 4,000,000 shares of our common stock for $8.50 per share for total gross proceeds of approximately $34.0 million.

Our board of directors declared the following dividends for the months of July, August, September, October, November and December 2013:

Month	Record Date	Payment Date	Dividend Declared Per Share
July 2013	August 5, 2013	August 15, 2013	$0.05333
August 2013	August 30, 2013	September 13, 2013	$0.05333
September 2013	September 30, 2013	October 15, 2013	$0.05333
October 2013	October 31, 2013	November 15, 2013	$0.05333
November 2013	November 29, 2013	December 16, 2013	$0.05333
December 2013	December 31, 2013	January 15, 2014	$0.05333

On January 15, 2014, our board of directors declared the following dividends for January, February and March 2014:

Month	Record Date	Payment Date	Dividend Declared Per Share
January 2014	January 31, 2014	February 14, 2014	$0.06
February 2014	February 28, 2014	March 17, 2014	$0.06
March 2014	March 31, 2014	April 15, 2014	$0.06

On February 15, 2012, our board of directors authorized and declared distributions on our common stock for the months of January, February and March 2012. The distributions were paid to the holders of our common stock of record at a rate of $0.00163934 per share per day, for a total of $19 for the three months ended March 31, 2012.

On May 10, 2012, our board of directors authorized and declared distributions on our common stock for the months of April, May and June 2012. The distributions were paid to the holders of our common stock of record at a rate of $0.00163934 per share per day, for a total of $48 for the three months ended June 30, 2012.

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

As of December 31, 2013

(Dollars in thousands, except share and per share data)

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

On February 28, 2013, our board of directors, in our capacity as the general partner of the operating partnership, authorized and declared distributions on our operating partnership’s Series B Preferred Units for the period of January, February and March 2013. The distributions were paid to holders of our Series B Preferred Units of record at a rate of $2.78 per unit per day. On May 7, 2013, our board of directors, in our capacity as the general partner of the operating partnership, authorized and declared distributions on our operating partnership’s Series B Preferred Units for the period of April, May and June 2013. The distributions were paid to holders of our Series B Preferred Units of record at a rate of $2.78 per unit per day. On July 25, 2013, our board of directors, in our capacity as the general partner of the operating partnership, authorized setting aside amounts sufficient to redeem our operating partnership’s Series B Preferred Units with the proceeds of our August 2013 underwritten offering. Our operating partnership, had the right to redeem the Series B Preferred Units, in whole or in part, at any time or from time to time for a redemption price equal to $10 plus all accrued and unpaid distributions thereon to and including the date fixed for redemption.

On August 19, 2013, our operating partnership redeemed 350 of its Series B Units, all of which were owned by a wholly-owned subsidiary of RAIT, an affiliate of the Company, for an aggregate redemption price of approximately $3,500. The redemption of the Series B Units was funded with cash received from the August 2013 underwritten offering of the common stock. After the redemption date, there were no Series B Units outstanding and all rights of the holders of such units were terminated.

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

On January 31, 2014, the compensation committee awarded 40,000 shares of restricted common stock, valued at $328 using our closing stock price of $8.20, to persons affiliated with our advisor, including our executive officers. These awards generally vest over three-year periods.

On January 31, 2014, the compensation committee awarded 80,000 stock appreciation rights, or SARs, valued at $106 based on a Black-Scholes option pricing model at the date of grant, to persons affiliated with our advisor, including our executive officers. The SARs vest over a three-year period and may be exercised between the date of vesting and January 31, 2019, the expiration date of the SARs.

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of December 31, 2013

(Dollars in thousands, except share and per share data)

Distribution Reinvestment Program

We had adopted a distribution reinvestment program, or the DRP, through which our stockholders could elect to reinvest an amount equal to the distributions declared on their shares of common stock in additional shares in lieu of receiving cash distributions. The common stock available under the DRP was reallocated to the August 2013 underwritten offering when the amended registration statement was filed and the DRP was subsequently terminated. No selling commissions or dealer manager fees were paid on shares sold under the DRP.

NOTE 7: Related Party Transactions and Arrangements

Fees and Expenses Paid to Our Advisor

Effective as of May 7, 2013, we entered into the Second Amended and Restated Advisory Agreement, or the amended and restated advisory agreement. The amended and restated advisory agreement was adopted primarily to adjust the advisor’s compensation and modify its duties to us.

Pursuant to the terms of the amended advisory agreement, our advisor is compensated as follows:

•	Annual base management fee of 0.75% of average gross real estate assets. Average gross real estate assets means the average of the aggregate book value of our real estate assets before reserves for depreciation or other similar noncash reserves. We will compute average gross real estate assets by taking the average of these book values at the end of each month during the quarter for which we are calculating the fee. The fee is payable quarterly in an amount equal to 0.1875% of average gross real estate assets as of the last day of such quarter. In July 2013, our advisor agreed to an amendment to our advisory agreement, which provides that the gross assets attributable to the initial eight properties in our existing portfolio are excluded from the computation of the base management fee payable to the advisor, which amendment is retroactive to April 1, 2013. This agreement will have the effect of increasing our net income, or reducing our net loss, in future periods from what they otherwise would be. For the years ended December 31, 2013 and 2012 our advisor waived $494 and $821 of asset management fees, respectively.

•	Beginning with the second quarter of 2013, we pay our advisor an incentive fee based on our pre-incentive fee core funds from operations, or Core FFO, a non-GAAP measure as defined in the advisory agreement. The incentive fee is computed at the end of each fiscal quarter as follows:

•	no incentive fee in any fiscal quarter in which our pre-incentive fee Core FFO does not exceed the hurdle rate of 1.75% (7% annualized) of the cumulative gross amount of equity capital we have obtained; and

•	20% of the amount of our pre-incentive fee Core FFO that exceeds 1.75% (7% annualized) of the cumulative gross amount of equity capital we have obtained.

For the years ended December 31, 2013 and 2012 we incurred $144 and $0 of incentive fees to our advisor. These fees are included in asset management fees in our consolidated statements of operations. As of December 31, 2013 and 2012 we had liabilities payable to our advisor for incentive fees of $65 and $0, respectively.

Prior to the May 7, 2013 amendment to the advisory agreement, we paid our advisor the fees described below.

•	A quarterly asset management fee of 0.1875% of the average invested assets as of the last day of the quarter, which equated to an annualized rate of 0.75% per annum. Average invested assets meant the average of the aggregate book value of our assets invested in interests in, and loans secured by, real estate before reserves for depreciation or bad debt or other similar non-cash reserves. For the years ended December 31, 2013, 2012 and 2011, we paid $166, $240 and $0 of asset management fees to our advisor, respectively. As of December 31, 2013 and December 31, 2012 we had liabilities payable to our advisor for asset management fees of $42 and $80, respectively.

•	If our advisor provided services in connection with the financing of any third party debt that we obtained, we would pay the advisor a financing coordination fee equal to 1.0% of the amount available and/or outstanding under such financing, subject to certain limitations. We did not pay financing coordination fees in connection with debt provided by RAIT. For the years ended December 31, 2013, 2012 and 2011 we paid $102, $0 and $0 of financing coordination fees to our advisor, respectively. As of December 31, 2013 and December 31, 2012, we had liabilities payable to our advisor for financing coordination fees of $0 and $102, respectively.

•

Our advisor was entitled to a disposition fee upon the sale of one or more of our properties in an amount equal to the lesser of (a) one-half of the commission that would be reasonable, customary and competitive in light of the size, type and location of the asset or (b) 1% of the sale price of the asset. Payment of such fee could be made only if the advisor provided

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of December 31, 2013

(Dollars in thousands, except share and per share data)

a substantial amount of services in connection with the sale of the asset. In addition, the amount paid when added to all other commissions paid to unaffiliated parties in connection with such sale could not exceed the lesser of the commission that would be reasonable, customary and competitive in light of the size, type and location of the asset or an amount equal to 6% of the sale price of such asset. For the years ended December 31, 2013, 2012 and 2011, we did not pay any disposition fees to our advisor.

In addition to the fees we paid to our advisor pursuant to the advisory agreement prior to May 7, 2013, we also reimbursed our advisor and its affiliates for the costs and expenses, subject to the limitations described below under the heading “2%/25% Guidelines.” We did not reimburse the advisor or its affiliates for services for which the advisor or its affiliates were entitled to compensation in the form of a separate fee. If the advisor or its affiliates performed services that were outside of the scope of the advisory agreement, we compensated them at rates and in amounts agreed upon by the advisor and the independent directors. We could reimburse our advisor for acquisition expenses up to a maximum amount which, collectively with all acquisition fees and expenses, did not exceed, in the aggregate, 6% of the gross offering proceeds from our continuous offering which terminated in April 2013.

•	We reimbursed our advisor for certain costs it incurs in connection with the services it provided to us including, but not limited to: (i) organization and offering costs in an amount up to 1% of gross offering proceeds, which include actual legal, accounting, printing and expenses attributable to preparing the SEC registration statement, qualification of the shares for sale in the states and filing fees incurred by the advisor, as well as reimbursements for salaries and direct expenses of its employees, including, without limitation, employee benefits, while engaged in registering the shares and other organization costs, other than selling commissions and the dealer manager fee; (ii) advertising expenses, expense reimbursements, and legal and accounting fees; (iii) the actual cost of goods and materials used by us and obtained from entities not affiliated with the advisor; (iv) administrative services (including personnel costs; provided, however, that no reimbursement was made for costs of personnel to the extent that such personnel performed services in transactions for which the advisor receives a separate fee); and (v) rent, leasehold improvement costs, utilities or other administrative items generally constituting our advisor’s overhead. We did not reimburse the advisor for any services for which we paid the advisor a separate fee. For the year ended December 31, 2013 and 2012, our advisor incurred $0 and $657 of organization and offering costs, respectively. During the year ended December 31, 2013 and 2012, we reimbursed our advisor for $3 and $32, respectively, of organization and offering costs.

•	We reimbursed our advisor for expenses it incurred in connection with our purchase of an asset. The acquisition fees and expenses for any particular asset, including amounts payable to affiliates, could not exceed, in the aggregate, 6% of the contract purchase price (including any mortgage assumed) of the asset. We reimbursed our advisor for acquisition expenses only to the extent that acquisition fees and acquisition expenses collectively did not exceed 6% of the contract price of our assets. For the years ended December 31, 2013 and 2012, we did not reimburse our advisor for any acquisition expenses.

•	During the year ended December 31, 2013, our advisor reimbursed us for $134 of transfer agent costs we incurred from January 2013 through May 2013 in connection with the continuous offering.

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

As of December 31, 2013

(Dollars in thousands, except share and per share data)

Selling Commissions and Fees Paid to our Dealer Manager

The dealer manager for our continuous offering of common stock which was terminated in April 2013, was Independence Realty Securities LLC, or IR Securities, an indirect wholly owned subsidiary of RAIT. IR Securities is a licensed broker-dealer registered with FINRA. IR Securities did not participate in our underwritten offerings in August 2013 and January 2014 and our agreement with IR Securities was terminated when we terminated our continuous offering. IR Securities was entitled to certain selling commissions, dealer manager fees and reimbursements relating to raising capital in connection with the continuous offering. Our agreement with IR Securities provided for the following compensation relating to the continuous offering:

•	We paid IR Securities selling commissions of up to 7.0% of the gross proceeds from our continuous offering. IR Securities reallowed all or a portion of commissions earned for those transactions that involve participating broker-dealers. For the year ended December 31, 2013, 2012 and 2011, we did not pay any selling commissions to IR Securities.

•	We paid IR Securities a dealer manager fee of 3.0% of the gross proceeds from our continuous offering. IR Securities, in its sole discretion, could reallow a portion of its dealer manager fee of up to 1.5% of the gross offering proceeds to be paid to such participating broker-dealers. For the year ended December 31, 2013, 2012 and 2011, we paid $0, $7 and $0 of dealer manager fees to IR Securities, respectively.

•	We reimbursed IR Securities for its reasonable bona fide due diligence expenses and reimbursed it for reimbursements it could make to broker-dealers for reasonable bona fide due diligence expenses which are included in a detailed and itemized invoice. Reimbursement of these amounts, combined with the reimbursement of all other organizational and offering costs, was not to exceed 15% of the gross proceeds raised in our continuous offering. For the years ended December 31, 2013, 2012 and 2011, IR Securities did not incur any reimbursable due diligence expenses.

Property Management Fees Paid to Our Property Manager

We have entered into property management agreements with RAIT Residential, LLC, or our property manager, which is majority owned by RAIT, with respect to each of our properties. Pursuant to the property management agreements, we pay our property manager property management and leasing fees on a monthly basis of an amount up to 4.0% of the gross revenues from the property for each month. Additionally, we may pay our property manager a separate fee for the one-time initial rent-up or leasing-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s length transactions by others rendering similar services in the same geographic area for similar properties as determined by a survey of brokers and agents in such area. Each management agreement has an initial one year term, subject to automatic one-year renewals unless either party gives prior notice of its desire to terminate the management agreement. For the years ended December 31, 2013, 2012 and 2011 we paid $762, $655 and $339, respectively, of property management and leasing fees to our property manager. As of December 31, 2013 and December 31, 2012, we had liabilities payable to our property manager for property management and leasing fees of $83 and $59, respectively.

NOTE 8: Earnings (Loss) Per Share

The following table presents a reconciliation of basic and diluted earnings (loss) per share for the years ended December 31, 2013, 2012 and 2011:

	For the Years Ended December 31
	2013	2012	2011
Net Income (loss)	$1,274	$427	$(370)
(Income) loss allocated to preferred shares	(10)	(15)	0
(Income) loss allocated to non-controlling interests	(649)	(535)	258

Net Income (loss) allocable to common shares	$615	$(123)	$(112)

Weighted-average shares outstanding—Basic	5,330,814	275,384	20,000
Weighted-average shares outstanding—Diluted	5,330,814	275,384	20,000

Earnings (loss) per share—Basic	$0.12	$(0.45)	$(5.60)

Earnings (loss) per share—Diluted	$0.12	$(0.45)	$(5.60)

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of December 31, 2013

(Dollars in thousands, except share and per share data)

Earnings per share is computed in accordance with FASB ASC Topic 260, “Earnings per Share”, by dividing the Net Income (loss) allocable to common shares by the weighted average number of common shares outstanding during the respective periods. Earnings (loss) per share for the period beginning January 1, 2013 and ended May 7, 2013 and the years ended December 31, 2012 and 2011 excludes 5,274,900 limited partnership units that were exchanged for common stock on May 7, 2013 as their effect would be anti-dilutive.

NOTE 9: Quarterly Financial Data (Unaudited)

The following table summarizes our quarterly financial data which, in the opinion of management, reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of our results of operations:

	For the Three-Month Periods Ended
	March 31	June 30	September 30	December 31
2013:
Total revenue	$4,688	$4,700	$4,787	$5,768
Net income (loss)	340	324	302	308
Net income (loss) allocable to common shares	4	48	255	308
Total earnings (loss) per share—Basic (a)	$0.01	$0.01	$0.03	$0.03
Total earnings (loss) per share—Diluted (a)	$0.00	$0.01	$0.03	$0.03
2012:
Total revenue	$3,990	$4,086	$4,041	$4,512
Net income (loss)	153	239	(14)	49
Net income (loss) allocable to common shares	(26)	(14)	(28)	(55)
Total earnings (loss) per share—Basic (a)	$(0.21)	$(0.04)	$(0.09)	$(0.19)
Total earnings (loss) per share—Diluted (a)	$(0.21)	$(0.04)	$(0.09)	$(0.19)

(a)	The summation of quarterly per share amounts do not equal the full year amounts.

NOTE 10: SEGMENT REPORTING

Segments

We have identified one operating segment and have determined that we have one reportable segment. As a group, our executive officers act as the Chief Operating Decision Maker or CODM. The CODM reviews operating results to make decisions about all investments and resources and to assess performance for the entire company. Our portfolio consists of one reportable segment, investments in real estate through the mechanism of lending and/or ownership. The CODM manages and reviews our operations as one unit. Resources are allocated without regard to the underlying structure of any investment, but rather after evaluating such economic characteristics as returns on investment, leverage ratios, current portfolio mix, degrees of risk, income tax consequences and opportunities for growth. We have no single customer that accounts for 10% or more of revenue.

NOTE 11: COMMITMENTS AND CONTINGENCIES

Litigation

From time to time, we are party to various lawsuits, claims for negligence and other legal proceedings that arise in the ordinary course of our business. We are not currently a party, as plaintiff or defendant, to any legal proceedings which, individually or in the aggregate, would be expected to have a material effect on our business, financial condition, results of operations, or financial statements, taken as a whole, if determined adversely to us.

NOTE 12: SUBSEQUENT EVENTS

On February 28, 2014, we acquired a fee simple interest in five apartments properties known as the Oklahoma Portfolio. The Oklahoma portfolio consists of five properties and 1,658 units, consisting of 1,048 one bedroom, one bathroom units, 40 two bedroom, one bathroom units, 537 two bedroom, two bathroom units, 32 three bedroom, two bathroom units and one bungalow house. The properties were constructed between 1984 and 1986 and have been owned by the seller since 2000. Four properties are located in Oklahoma City’s northwest submarket and the fifth in Edmond, Oklahoma, a suburb of Oklahoma City. The seller has spent approximately $12 million to improve the portfolio since 2010. The improvements include new roofs and siding, windows, parking lots, interior flooring and HVAC units. The purchase price for the Oklahoma portfolio was $65 million. The first lien mortgage that is to be assumed accrues interest at a fixed rate equal to 5.6% per annum, will mature in April 2016 and $43.6 million will be due upon maturity.

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of December 31, 2013

(Dollars in thousands, except share and per share data)

On February 7, 2014, we entered into a loan agreement, or the loan agreement, with Bank of America, N.A, the lender. Pursuant to the loan agreement, the lender made a loan for $18,850, to us secured by a first mortgage on the property known as The Reserve at Eagle Ridge located in Waukegan, Illinois. The loan bears interest at a fixed rate of 4.67% per annum and provides for monthly payments of interest only until the maturity date of March 1, 2024 when the principal balance, accrued interest and all other amounts due under the loan become due. The loan is prepayable at our option after August 31, 2023 and permits defeasance by us if defined conditions are met.

On January 31, 2014, we acquired a fee simple interest in a 370-unit apartment residential community located in Waukegan, Illinois, known as The Reserve at Eagle Ridge. We acquired the property through a wholly owned subsidiary for an aggregate purchase price of $29,000 exclusive of closing costs.

On January 29, 2014, we completed an underwritten public offering selling 8,050,000 shares of IRT common stock for $8.30 per share raising gross proceeds of $66.8 million.

Independence Realty Trust

Schedule III

Real Estate and Accumulated Depreciation

As of December 31, 2013

(Dollars in thousands)

Property Name			Initial Cost		Cost of Improvements, net of Retirements		Gross Carrying Amount		Accumulated Depreciation-	Encumbrances (Unpaid	Year of	Life of
	Description	Location	Land	Building	Land	Building	Land(a)	Building(a)	Building	Principal)	Acquisition	Depreciation
Crestmont	Apartment	Marietta, GA	$3,254	$13,044	$—	$225	$3,254	$13,269	$(2,129)	$(6,698)	2011	40
Copper Mill	Apartment	Austin, TX	3,472	13,958	—	346	3,472	14,304	(2,326)	(7,293)	2011	40
Cumberland	Apartment	Smyrna, GA	3,100	13,166	—	308	3,100	13,474	(2,180)	(6,846)	2011	40
Heritage Trace	Apartment	Newport News, VA	2,673	10,761	—	350	2,673	11,111	(1,811)	(5,457)	2011	40

Belle Creek Apartments	Apartment	Henderson, CO	1,890	7,596	—	370	1,890	7,966	(1,123)	(10,575)	2011	40
Runaway Bay	Apartment	Indianapolis, IN	3,079	12,318	—	192	3,079	12,510	(377)	(10,222)	2012	40
Tresa at Arrowhead	Apartment	Phoenix, AZ	7,080	28,500	—	353	7,080	28,853	(3,455)	(27,500)	2011	40
The Crossings	Apartment	Phoenix, AZ	4,600	17,948	—	3	4,600	17,951	(37)	—	2013	40
Berkshire Square	Apartment	Phoenix, AZ	2,650	10,319	—	7	2,650	10,326	(65)	(8,612)	2013	40
Centrepoint Apartments	Apartment	Tucson, AZ	5,620	22,720	—	194	5,620	22,914	(2,272)	(17,600)	2011	40

			$37,418	$150,330	$—	$2,348	$37,418	$152,678	$(15,775)	$(100,803)

(a)	The aggregate cost basis for federal income tax purposes of our investments in real estate approximates the carrying amount at December 31, 2013.

Investments in Real Estate	For the Year Ended December 31, 2013	For the Year Ended December 31, 2012
Balance, beginning of period	$153,565	$137,428
Additions during period:
Acquisitions	35,517	15,397
Improvements to land and building	1,014	1,148
Deductions during period:
Dispositions of real estate	—	(408)

Balance, end of period:	$190,096	$153,565

Accumulated Depreciation	For the Year Ended December 31, 2013	For the Year Ended December 31, 2012
Balance, beginning of period	$12,283	$9,304
Depreciation expense	3,492	3,387
Dispositions of real estate	—	(408)

Balance, end of period:	$15,775	$12,283

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management believes that, as of December 31, 2013, our internal control over financial reporting is effective.

This report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to the Dodd-Frank Wall Street and Consumer Protection Act, which exempts non-accelerated filers from the auditor attestation requirement of section 404(b) of the Sarbanes-Oxley Act.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	Other Information

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

The information required by this item will be set forth in our definitive proxy statement with respect to our 2014 annual meeting of shareholders to be filed on or before April 30, 2014, and is incorporated herein by reference.

ITEM 11.	Executive Compensation

The information required by this item will be set forth in our definitive proxy statement with respect to our 2014 annual meeting of shareholders, and is incorporated herein by reference.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be set forth in our definitive proxy statement with respect to our 2014 annual meeting of shareholders, and is incorporated herein by reference.

ITEM 13.	Certain Relationships and Related Transactions and Director Independence

The information required by this item will be set forth in our definitive proxy statement with respect to our 2014 annual meeting of shareholders, and is incorporated herein by reference.

ITEM 14.	Principal Accountant Fees and Services

The information required by this item will be set forth in our definitive proxy statement with respect to our 2014 annual meeting of shareholders, and is incorporated herein by reference.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

The following documents are filed as part of this report:

1.	Consolidated Financial Statements

Index to Consolidated Financial Statements

Independence Realty Trust, Inc.

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets as of December 31, 2013 and 2012.

Consolidated Statements of Operations for the years ended December 31, 2013, 2012 and 2011.

Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2013, 2012 and 2011.

Consolidated Statements of Changes in Equity for the years ended December 31, 2013, 2012 and 2011.

Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011.

Notes to Consolidated Financial Statements.

2.	Financial Statement Schedules

Schedule III: Real Estate and Accumulated Depreciation

All other schedules are not applicable.

3.	Exhibits

The exhibits listed on the Exhibit List (following the signatures section of this report on Form 10-K) are included herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INDEPENDENCE REALTY TRUST, INC.

Date: March 11, 2014	By:	/S/ SCOTT F. SCHAEFFER
Scott F. Schaeffer
Chairman of the Board, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/S/ SCOTT F. SCHAEFFER Scott F. Schaeffer	Chairman of the Board, Chief Executive Officer (Principal Executive Officer)	March 11, 2014

/S/ JAMES J. SEBRA James J. Sebra	Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 11, 2014

/S/ WILLIAM C. DUNKELBERG William C. Dunkelberg	Independent Director	March 11, 2014

/S/ ROBERT F. MCCADDEN Robert F. McCadden	Independent Director	March 11, 2014

/S/ DEFOREST B. SOARIES, JR. DeForest B. Soaries, Jr.	Independent Director	March 11, 2014

EXHIBIT INDEX

Exhibit	Description

3.1	Articles of Restatement of Independence Realty Trust, Inc. (the “Company”), dated as of August 20, 2013, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 20, 2013.

3.2	Second Amended and Restated Bylaws of the Company, incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 (the “First Quarter 10-Q”)..

4.1	Fourth Amended and Restated Agreement of Limited Partnership of Independence Realty Operating Partnership, LP, dated as of May 7, 2013, incorporated by reference to Exhibit 4.1 to the First Quarter 10-Q.

4.2	First Amendment, dated as of August 20, 2013, to Fourth Amended and Restated Agreement of Limited Partnership of Independence Realty Operating Partnership, LP, dated as of May 7, 2013, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 20, 2013.

4.3	Registration Rights Agreement by and among the Company, Independence Realty Operating Partnership, LP, RAIT Financial Trust and the RAIT Parties (as defined therein), dated as of July 26, 2013, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 1, 2013.

10.1	Second Amended and Restated Advisory Agreement by and among the Company, Independence Realty Operating Partnership, LP and Independence Realty Advisors, LLC, dated as of May 7, 2013, incorporated by reference to Exhibit 10.1 to the First Quarter 10-Q.

10.2	First Amendment dated as of July 26, 2013 to the Second Amended and Restated Advisory Agreement dated May 7, 2013 by and among the Company, Independence Realty Operating Partnership, LP and Independence Realty Advisors, LLC, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 1, 2013.

10.3	Independence Realty Trust, Inc. Long-term Incentive Plan (as amended and restated as of July 29, 2013), incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on August 1, 2013.

10.4	Independent Directors Compensation Plan, incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-11 filed on April 8, 2011, as amended, Commission File No. 333-173391, as amended (the “4/8/11 Registration Statement”).

10.5	Contribution Agreement by and among Independence Realty Operating Partnership, LP and the other parties named therein, dated as of April 7, 2011, incorporated by reference to Exhibit 10.7 to the 4/8/11 Registration Statement.

10.6	Fifth Amendment to Loan and Security Agreement and Promissory Notes, dated as of April 29, 2011, by and among IRT Belle Creek Apartments Colorado, LLC, RAIT Partnership, L.P., Independence Realty Operating Partnership, LP and RAIT CRE CDO I, LTD., relating to the property referred to as Belle Creek, incorporated by reference to Exhibit 10.8 to the Pre-Effective Amendment No. 1 to the 4/8/11 Registration Statement filed on May 10, 2011 (“Amendment No. 1”).

10.7	Guaranty of Non-Recourse Carveouts, dated as of April 29, 2011, by Independence Realty Operating Partnership, LP for the benefit of RAIT CRE CDO I, Ltd., relating to the property referred to as Belle Creek, incorporated by reference to Exhibit 10.9 to Amendment No. 1.

10.8	Loan Agreement, dated as of April 29, 2011, by and between IRT Copper Mill Apartments Texas, LLC and RAIT Partnership, L.P., relating to the property referred to as Copper Mill, incorporated by reference to Exhibit 10.10 to Amendment No. 1.

10.9	Guaranty of Non-Recourse Carveouts, dated as of April 29, 2011, by Independence Realty Operating Partnership, LP for the benefit of RAIT Partnership, L.P., relating to the property referred to as Copper Mill, incorporated by reference to Exhibit 10.11 to Amendment No. 1.

10.10	Loan Agreement, dated as of April 29, 2011, by and between IRT Crestmont Apartments Georgia, LLC and RAIT Partnership, L.P., relating to the property referred to as Crestmont, incorporated by reference to Exhibit 10.12 to Amendment No. 1.

Exhibit	Description

10.11	Guaranty of Non-Recourse Carveouts, dated as of April 29, 2011, by Independence Realty Operating Partnership, LP for the benefit of RAIT Partnership, L.P., relating to the property referred to as Crestmont, incorporated by reference to Exhibit 10.13 to Amendment No. 1.

10.12	Loan Agreement, dated as of April 29, 2011, by and between IRT Cumberland Glen Apartments Georgia, LLC and RAIT Partnership, L.P., relating to the property referred to as Cumberland Glen, incorporated by reference to Exhibit 10.14 to Amendment No. 1.

10.13	Guaranty of Non-Recourse Carveouts, dated as of April 29, 2011, by Independence Realty Operating Partnership, LP for the benefit of RAIT Partnership, L.P., relating to the property referred to as Cumberland Glen, incorporated by reference to Exhibit 10.15 to Amendment No. 1.

10.14	Loan Agreement, dated as of April 29, 2011, by and between IRT Heritage Trace Apartments Virginia, LLC and RAIT Partnership, L.P., relating to the property referred to as Heritage Trace, incorporated by reference to Exhibit 10.16 to Amendment No. 1.

10.15	Guaranty of Non-Recourse Carveouts, dated as of April 29, 2011, by Independence Realty Operating Partnership, LP for the benefit of RAIT Partnership, L.P., relating to the property referred to as Heritage Trace, incorporated by reference to Exhibit 10.17 to Amendment No. 1.

10.16	Third Amendment to Loan and Security Agreement and Promissory Note, dated as of April 29, 2011, by and among IRT Tresa at Arrowhead Arizona, LLC, RAIT Partnership, L.P., Independence Realty Operating Partnership, LP and RAIT CRE CDO I, Ltd., relating to the property referred to as Tresa at Arrowhead, incorporated by reference to Exhibit 10.18 to Amendment No. 1.

10.17	Guaranty of Non-Recourse Carveouts, dated as of April 29, 2011, by Independence Realty Operating Partnership, LP for the benefit of RAIT CRE CDO I, Ltd., relating to the property referred to as Tresa at Arrowhead, incorporated by reference to Exhibit 10.19 to Amendment No. 1.

10.18	Contribution Agreement by and between Independence Realty Operating Partnership, LP and Centrepoint Arizona, LLC, dated as of December 16, 2011, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 22, 2011 (the “12/22/11 Form 8-K”).

10.19	Multifamily Loan and Security Agreement, dated as of December 16, 2011, by and between IRT Centrepoint Arizona, LLC and KeyCorp Real Estate Capital Markets, Inc., relating to the property referred to as the Centrepoint Apartments, incorporated by reference to Exhibit 10.2 to the 12/22/11 Form 8-K.

10.20	Guaranty of Non-Recourse Obligations, dated as of December 16, 2011, by Independence Realty Operating Partnership, LP for the benefit of KeyCorp Real Estate Capital Markets, Inc., relating to the property referred to as the Centrepoint Apartments, incorporated by reference to Exhibit 10.3 to the 12/22/11 Form 8-K.

10.21	Multifamily Loan and Security Agreement, dated as of October 11, 2012, by and between IRT Runaway Bay Apartments, LLC and Walker & Dunlop, LLC, relating to the property referred to as Runaway Bay Apartments, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 17, 2012 (the “10/17/12 Form 8-K”).

10.22	Guaranty of Non-Recourse Obligations, dated as of October 11, 2012, by Independence Realty Operating Partnership, LP for the benefit of Walker & Dunlop, LLC, relating to the property referred to as Runaway Bay Apartments, incorporated by reference to Exhibit 10.2 to the 10/17/12 Form 8-K.

Exhibit	Description

10.23	Indemnification Agreement dated March 17, 2011 between the Company and Scott F. Schaeffer, together with the schedule required by Instruction 2 of Item 601 of Regulation S-K, listing other substantially identical agreements incorporated by reference to Exhibit 10.22 to Pre-Effective Amendment No. 1 to the Registration Statement on Form S-11 filed on June 18, 2013, Commission File No. 333-188577.

10.24	Secured Revolving Credit Agreement dated as of October 25, 2013 among Independence Realty Operating Partnership, LP, as borrower, and The Huntington National Bank, as lender, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 28, 2013 (the “10/28/13 Form 8-K”).

10.25	Guaranty Agreement, dated as of October 25, 2013 made by Independence Realty Trust, Inc., as guarantor, to The Huntington National Bank and defined related creditors, incorporated by reference to Exhibit 10.2 to the 10/28/13 Form 8-K.

10.26	Agreement of Purchase and Sale, dated October 16, 2013, between Independence Realty Operating Partnership, LP and Kola Investments, LLC, and amendments thereto incorporated by reference to Exhibit 10.25 to Pre-Effective Amendment No. 1 to the Registration Statement on Form S-11 filed on January 21, 2014, Commission File No. 333-192403 (the 01/21/14 Amendment No. 1”).

10.27	Agreement for the Purchase of Real Estate and Related Property, dated December 19, 2013, between Independence Realty Operating Partnership, LP and JRC/CSE Eagle Ridge JV, LLC incorporated by reference to Exhibit 10.26 to the 01/21/14 Amendment No. 1.

10.28	Multifamily Loan and Security Agreement dated as of December 27, 2013 among Berkshire Square LLC and Berkshire II Cumberland, LLC, collectively as borrower, and Grandbridge Real Estate Capital, LLC, as lender, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 3, 2014 (the “1/3/14 Form 8-K”).

10.29	Multifamily Note effective as of December 27, 2013 made by Berkshire Square LLC and Berkshire II Cumberland, LLC, collectively as borrower, incorporated by reference to Exhibit 10.2 to the 1/3/14 Form 8-K.

10.30	Guaranty dated as of December 27, 2013 made by Independence Realty Operating Partnership, LP, as guarantor, for the benefit of Grandbridge Real Estate Capital, LLC, as lender, incorporated by reference to Exhibit 10.3 to the 1/3/14 Form 8-K.

10.31	Independence Realty Trust, Inc. Long Term Incentive Plan Form of Stock Appreciation Rights Award Certificate adopted January 31, 2014 incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 6, 2014 (the “2/6/14 Form 8-K”).

10.32	Independence Realty Trust, Inc. Long Term Incentive Plan a Form of Restricted Stock Award Certificate adopted January 31, 2014 incorporated by reference to Exhibit 10.2 to the 2/6/14 Form 8-K.

10.33	Loan Agreement dated as of February 7, 2014 between Bank of America, N.A., as lender, and IRT Eagle Ridge Apartments Owner, LLC, as borrower, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 12, 2014 (the “2/12/14 Form 8-K”).

10.34	Promissory Note dated February 7, 2014 made by IRT Eagle Ridge Apartments Owner, LLC, as borrower, payable to Bank of America, N.A., as lender, incorporated by reference to Exhibit 10.2 to the 2/12/14 Form 8-K.

10.35	Guaranty Agreement dated as of February 7, 2014 made by Independence Realty Operating Partnership, LP, as guarantor, for the benefit of Bank of America, N.A., as lender, incorporated by reference to Exhibit 10.2 to the 2/12/14 Form 8-K.

10.36	Purchase and Sale Agreement dated as of February 27, 2014 among Independence Realty Operating Partnership, LP, as buyer, BCMR King’s Landing, a Limited Partnership, and MLP King’s Landing, LLC, as sellers, filed herewith.

10.37	Note and Mortgage Assumption Agreement dated as of February 28, 2014 among U.S. Bank National Association, a national banking association, as trustee for the registered holders of J.P. Morgan Chase Commercial Mortgage Securities Corp., Commercial Mortgage Pass-Through Certificates, Series 2006-LDP7, as lender, Kola Investments, LLC, as original borrower, IRT OKC Portfolio Owner, LLC, as new borrower, together with the Joinder by and Agreement of Original Indemnitor by Allstate Management Corp. and the Joinder by and Agreement of New Indemnitor by Independence Realty Operating Partnership, LP and the Company, filed herewith.

10.38	Loan Agreement dated as of March 3, 2006 between Kola Investments, L.L.C., as borrower, and GMAC Commercial Mortgage Corporation, as lender, filed herewith.

10.39	Consolidated Amended and Restated Promissory Note dated as of March 3, 2006 between Kola Investments, L.L.C., as borrower, and GMAC Commercial Mortgage Corporation, as lender, filed herewith.

10.40	Guaranty dated as of March 3, 2006 by Allstate Management Corp. in favor of GMAC Commercial Mortgage Corporation, as lender, filed herewith.

10.41	Environmental Indemnity Agreement dated as of March 3, 2006 by Kola Investments, L.L.C. and Allstate Management Corp. in favor of GMAC Commercial Mortgage Corporation, as lender, filed herewith.

21.1	Subsidiaries of the company, filed herewith.

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith.

Exhibit	Description

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

99.1	Material U.S. Federal Income Tax Considerations filed herewith.

101	XBRL (eXtensible Business Reporting Language). The following materials, formatted in XBRL: (i) Consolidated Balance Sheets as of December 31, 2013 and December 31, 2012, (ii) Consolidated Statements of Operations for the years ended December 31, 2013, 2012 and 2011. (iii) Consolidated Statements of Equity for the years ended December 31, 2013, 2012 and 2011, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012, and 2011, and (v) notes to the consolidated financial statements as of December 31, 2013.