Form 10-Q
period 2014-03-31
INDEPENDENCE REALTY TRUST, INC
filed 2014-05-13
CIK 1466085

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of May 12, 2014 there were 17,742,540 shares of the Registrant’s common stock issued and outstanding.

INDEPENDENCE REALTY TRUST, INC.

ii

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

Independence Realty Trust, Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited and dollars in thousands, except share and per share data)

	As of March 31, 2014	As of December 31, 2013
ASSETS:
Investments in real estate:
Investments in real estate at cost	$320,437	$190,096
Accumulated depreciation	(17,039)	(15,775)

Investments in real estate, net	303,398	174,321
Cash and cash equivalents	24,635	3,334
Restricted cash	3,126	1,122
Accounts receivable and other assets	2,142	1,731
Intangible assets, net of accumulated amortization of $1,299 and $569, respectively	1,827	517
Deferred costs, net of accumulated amortization of $229 and $151, respectively	1,442	846

Total Assets	$336,570	$181,871

LIABILITIES AND EQUITY:
Indebtedness	$191,350	$103,303
Accounts payable and accrued expenses	5,493	2,374
Accrued interest payable	32	63
Dividends payable	1,062	515
Other liabilities	961	708

Total Liabilities	198,898	106,963

Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized, 0 and 0 shares issued and outstanding, respectively	—	—
Common stock, $0.01 par value; 300,000,000 shares authorized, 17,742,540 and 9,652,540 shares issued and outstanding, including 40,000 unvested restricted common share awards, as of March 31, 2014	177	96
Additional paid-in capital	141,046	78,112
Retained earnings (accumulated deficit)	(3,551)	(3,300)

Total Equity	137,672	74,908

Total Liabilities and Equity	$336,570	$181,871

The accompanying notes are an integral part of these consolidated financial statements.

Independence Realty Trust, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited and dollars in thousands, except share and per share data)

	For the Three-Month Periods Ended March 31
	2014	2013
REVENUE:
Rental income	$7,353	$4,178
Tenant reimbursement income	366	223
Other income	416	287

Total revenue	8,135	4,688
EXPENSES:
Property operating expenses	3,988	2,165
General and administrative expenses	168	177
Asset management fees	146	82
Acquisition expenses	362	—
Depreciation and amortization	2,123	1,036

Total expenses	6,787	3,460

Operating income	1,348	1,228
Interest expense	(1,299)	(888)
Interest income	4	—
Gain (loss) on assets	2,882	—

Net income (loss):	2,935	340
(Income) loss allocated to preferred shares	—	(4)
(Income) loss allocated to non-controlling interests	—	(332)

Net income (loss) allocable to common shares	$2,935	$4

Earnings (loss) per share:
Basic	$0.19	$0.01

Diluted	$0.19	$0.00

Weighted-average shares:
Basic	15,198,096	345,910

Diluted	15,213,951	5,620,810

The accompanying notes are an integral part of these consolidated financial statements.

Independence Realty Trust, Inc. and Subsidiaries

Consolidated Statements of Changes in Equity

(Unaudited and dollars in thousands, except share information)

	Common Shares	Par Value Common Shares	Additional Paid In Capital	Retained Earnings (Deficit)	Total Equity
Balance, January 1, 2014	9,652,540	$96	$78,112	$(3,300)	$74,908
Net income (loss)	—	—	—	2,935	2,935
Common dividends declared	—	—	—	(3,186)	(3,186)
Stock compensation expense	40,000	0	31	—	31
Common shares issued, net	8,050,000	81	62,903	—	62,984

Balance, March 31, 2014	17,742,540	$177	$141,046	$(3,551)	$137,672

The accompanying notes are an integral part of these consolidated financial statements.

Independence Realty Trust, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited and dollars in thousands)

	For the Three-Month Periods Ended March 31
	2014	2013
Cash flows from operating activities:
Net income (loss)	$2,935	$340
Adjustments to reconcile net income (loss) to cash flow from operating activities:
Depreciation and amortization	2,123	1,036
Amortization of deferred financing costs and debt discounts	(23)	18
Share based compensation	31	—
(Gain) loss on assets	(2,882)	—
Changes in assets and liabilities:
Accounts receivable and other assets	(862)	61
Accounts payable and accrued expenses	1,352	(114)
Accrued interest payable	(31)	0
Other liabilities	9	40

Net cash from operating activities	2,652	1,381
Cash flows from investing activities:
Acquisition of real estate properties	(58,186)	—
Capital expenditures	(381)	(244)
(Increase) decrease in restricted cash	(1,683)	(26)

Net cash from investing activities	(60,250)	(270)
Cash flows from financing activities:
Debt borrowings	18,767	—
Proceeds from issuance of common stock	62,984	102
(Payments) reimbursements for deferred financing costs	—	(102)
Debt repayments	(213)	—
Distributions on common stock	(2,639)	(50)
Distributions to non-controlling interests	—	(866)

Net cash from financing activities	78,899	(916)

Net change in cash and cash equivalents	21,301	195
Cash and cash equivalents, beginning of period	3,334	2,533

Cash and cash equivalents, end of the period	$24,635	$2,728

Supplemental cash flow information:
Cash paid for interest	$1,354	$873
Mortgage debt assumed	$66,963	$—

The accompanying notes are an integral part of these consolidated financial statements.

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of March 31, 2014

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

As of March 31, 2014, we owned seventeen apartment properties with 4,970 units located in ten states.

NOTE 2: Summary of Significant Accounting Policies

a. Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared by management in accordance with U.S. generally accepted accounting principles, or GAAP. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations, although we believe that the included disclosures are adequate to make the information presented not misleading. The unaudited interim consolidated financial statements should be read in conjunction with our audited financial statements as of and for the year ended December 31, 2013 included in our Annual Report on Form 10-K. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our consolidated financial position and consolidated results of operations and cash flows are included. The results of operations for the interim periods presented are not necessarily indicative of the results for the full year.

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

d. Investments in Real Estate

Allocation of Purchase Price of Acquired Assets

We account for acquisitions of properties that meet the definition of a business pursuant to FASB ASC Topic 805, “Business Combinations”. The fair value of the real estate acquired is allocated to the acquired tangible assets, consisting of land, building and tenant improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases for acquired in-place leases and the value of tenant relationships, based in each case on their fair values. Purchase accounting is applied to assets and liabilities associated with the real estate acquired. Transaction costs and fees incurred related to acquisitions are expensed as incurred. Transaction costs and fees incurred related to the financing of an acquisition are capitalized and amortized over the life of the loan.

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of March 31, 2014

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

In determining the fair value of the identified intangible assets and liabilities of an acquired property, above-market and below-market in-place lease values are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the differences between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining term of the lease. The capitalized above-market lease values and the capitalized below-market lease values are amortized as an adjustment to rental income over the lease term. We did not acquire any above-market or below-market in-place leases during the three-month period ending March 31, 2014.

The aggregate value of in-place leases is determined by evaluating various factors, including an estimate of carrying costs during the expected lease-up periods, current market conditions and similar leases. In estimating carrying costs, management includes real estate taxes, insurance and other operating expenses, and estimates of lost rental revenue during the expected lease-up periods based on current market demand. Management also estimates costs to execute similar leases including leasing commissions, legal and other related costs. The value assigned to this intangible asset is amortized over the assumed lease up period of six months. For the three months ended March 31, 2014 and 2013 we recorded $729 and $118 of amortization expense for intangible assets, respectively. We expect to record amortization expense of intangible assets of $1,827 for 2014.

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

Depreciation and Amortization

Depreciation expense for real estate assets are computed using a straight-line method based on a life of 40 years for buildings and improvements and five to ten years for equipment and fixtures. Expenditures for tenant improvements are capitalized and amortized over the initial term of each lease. For the three-months ended March 31, 2014 and 2013 we recorded $2,123 and $1,036 of depreciation expense, respectively.

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of March 31, 2014

(Unaudited and dollars in thousands, except share and per share data)

e. Fair Value of Financial Instruments

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

FASB ASC Topic 825, “Financial Instruments” requires disclosure of the fair value of financial instruments for which it is practicable to estimate that value. The fair value of mortgage indebtedness is based on a discounted cash flows valuation technique, which classifies this as a level 3 liability within the fair value hierarchy. The carrying value and fair value of mortgage indebtedness as of March 31, 2014 is $188,850 and $189,800, respectively. The carrying value and fair value of mortgage indebtedness as of December 31, 2013 was $100,803 and $101,272, respectively. The fair value of secured credit facility, cash and cash equivalents and restricted cash approximates cost due to the nature of these instruments.

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of March 31, 2014

(Unaudited and dollars in thousands, except share and per share data)

f. Recent Accounting Pronouncements

In April 2014, the FASB issued an accounting standard classified under FASB ASC Topic 205, “Presentation of Financial Statements”. This accounting standard amends existing guidance to change reporting requirements for discontinued operations by requiring the disposal of an entity to be reported in discontinued operations if the disposal represents a strategic shift that has or will have a major effect on an entity’s operations and financial results. This standard is effective for interim and annual reporting periods beginning on or after December 15, 2014. Management is currently evaluating the impact that this standard may have on our consolidated financial statements.

NOTE 3: Investments in Real Estate

As of March 31, 2014, our investments in real estate consisted of seventeen apartment properties with 4,790 units. The table below summarizes our investments in real estate:

	As of March 31, 2014	As December 31, 2013	Depreciable Lives
Land	$63,845	$37,418	—
Building	253,321	149,657	40
Furniture, fixtures and equipment	3,271	3,021	5-10

Total investment in real estate	320,437	190,096
Accumulated depreciation	(17,039)	(15,775)

Investments in real estate, net	$303,398	$174,321

Acquisitions

On March 31, 2014, we acquired a 152-unit apartment residential community, known as King’s Landing, in Creve Coeur, Missouri. We acquired the property for an aggregate purchase price of $32,700 exclusive of closing costs. In connection with the acquisition we assumed an existing loan with an outstanding principal balance of $21,200 secured by the property, bearing interest at 4.0% per annum, and maturing on June 1, 2021.

On February 28, 2014, we acquired a portfolio of five apartment properties with 1,658 units located in Oklahoma and referred to as the Oklahoma portfolio or, the “OKC Portfolio”. We acquired the property for an aggregate purchase price of $65,000 exclusive of closing costs. In connection with the acquisition we assumed an existing loan with an outstanding principal balance of $45,763 secured by the property, bearing interest at 5.6% per annum and maturing on April 1, 2016. The fair value of the properties acquired and debt assumed was $70,431 and $48,312, respectively, generating a net gain of $2,882.

On January 31, 2014, we acquired a 370-unit apartment residential community located in Waukegan, Illinois, known as The Reserve at Eagle Ridge. We acquired the property for an aggregate purchase price of $29,000 exclusive of closing costs.

On May 7, 2014, we acquired a 202-unit apartment residential community located in Little Rock, Arkansas, known as Carrington. We acquired the property for an aggregate purchase price of $21,500 exclusive of closing costs.

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of March 31, 2014

(Unaudited and dollars in thousands, except share and per share data)

The following table summarizes the aggregate fair value of the assets and liabilities associated with the properties acquired during the three months ended March 31, 2014, on the date of each acquisition, for the real estate accounted for under FASB ASC Topic 805.

Description	Fair Value of Assets Acquired During the Three-Month Period Ended March 31, 2014
Assets acquired:
Investments in real estate	$130,091
Restricted cash	$320
Other assets	$943
Deferred financing costs	$548
Intangible asset	$2,040

Total assets acquired	$133,942
Liabilities assumed:
Loans payable on real estate	$69,512
Accounts payable and accrued expenses	$1,721
Other liabilities	$(374)

Total liabilities assumed	$70,859

Estimated fair value of net assets acquired	$63,083

Our consolidated unaudited pro forma information, after including the acquisition of real estate properties, is presented below as if the acquisitions occurred on January 1, 2013. These pro forma results are not necessarily indicative of the results which actually would have occurred if the acquisition occurred on the first day of the periods presented, nor does the pro forma financial information purport to represent the results of operations for future periods:

Description	For the Three-Month Period Ended March 31, 2014	For the Three-Month Period Ended March 31, 2013
Total revenue from acquisitions, as reported	$1,694	$0
Pro forma revenue	4,721	4,569
Net income (loss) allocable to common shares from acquisitions, as reported(1)	2,633	0
Pro forma net income (loss) allocable to common shares	3,346	881
Earnings (loss) per share
Basic-as reported	$0.17	$0.00
Diluted-as reported	$0.17	$0.00
Basic-pro forma	$0.22	$2.55
Diluted-pro forma	$0.22	$0.16

(1)	The fair value of a property acquired exceeded the purchase price and a gain of $2,882 was recorded.

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

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of March 31, 2014

(Unaudited and dollars in thousands, except share and per share data)

NOTE 4: Mortgage Indebtedness

The following table contains summary information concerning the indebtedness that encumbered our properties as of March 31, 2014:

	Outstanding Principal	Carrying Amount	Effective Interest Rate		Maturity Date
Belle Creek Apartments	10,575	10,575	2.4	%(1)	April 28, 2021
Berkshire Square Apartments	8,612	8,612	4.4	%(3)	January 1, 2021
Centrepoint Apartments	17,600	17,600	3.7	%(2)	January 1, 2019
Copper Mill Apartments	7,269	7,269	5.7%		May 1, 2021
Crestmont Apartments	6,675	6,675	5.7%		May 1, 2021
Cumberland Glen Apartments	6,824	6,824	5.7%		May 1, 2021
Heritage Trace Apartments	5,439	5,439	5.7%		May 1, 2021
Runaway Bay Apartments	10,174	10,174	3.6%		November 1, 2022
Tresa at Arrowhead	27,500	27,500	2.4	%(1)	April 28, 2021
Reserve at Eagle Ridge	18,850	18,850	4.7%		March 1, 2024
OKC Portfolio	45,685	48,132	2.8	%(5)	April 1, 2016
Kings’ Landing	21,200	21,200	4.0	%(6)	June 1, 2021

Total mortgage debt/Weighted-Average	$186,403	$188,850	3.6%

Secured Credit Facility	2,500	2,500	2.9	%(4)	October 25, 2016

Total indebtedness /Weighted-Average	$188,903	$191,350	3.6%

(1)	Floating rate at 225 basis points over 30-day LIBOR. As of March 31, 2014, 30-day LIBOR was 0.15%. Interest only payments are due monthly. These mortgages are held by RAIT.
(2)	Fixed rate. Interest only payments are due monthly. Beginning February 1, 2015, principal and interest payments are required based on a 30-year amortization schedule.
(3)	Fixed Rate. Interest only payments are due monthly. Beginning February 1, 2016, principal and interest payments are required based on a 30-year amortization schedule.
(4)	Floating rate at 275 basis points over 30-day LIBOR. As of March 31, 2014, 30-day LIBOR was 0.15%. Interest only payments are due monthly. As of March 31, 2014, we were in compliance with all financial covenants contained in the credit facility.
(5)	Contractual interest rate is 5.6%. The debt was assumed and recorded at a premium that will be amortized to interest expense over the remaining term. Principal and interest payments are required based on a 30-year amortization schedule.
(6)	Fixed Rate. Interest only payments are due monthly. Beginning June 1, 2017, principal and interest payments are required based on a 30-year amortization schedule.

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of March 31, 2014

(Unaudited and dollars in thousands, except share and per share data)

The following table contains summary information concerning the indebtedness that encumbered our properties as of December 31, 2013:

	Outstanding Principal	Carrying Amount	Effective Interest Rate		Maturity Date
Belle Creek Apartments	10,575	10,575	2.4	%(1)	April 28, 2021
Berkshire Square Apartments	8,612	8,612	4.4	%(3)	January 1, 2021
Centrepoint Apartments	17,600	17,600	3.7	%(2)	January 1, 2019
Copper Mill Apartments	7,293	7,293	5.7%		May 1, 2021
Crestmont Apartments	6,698	6,698	5.7%		May 1, 2021
Cumberland Glen Apartments	6,846	6,846	5.7%		May 1, 2021
Heritage Trace Apartments	5,457	5,457	5.7%		May 1, 2021
Runaway Bay Apartments	10,222	10,222	3.6%		November 1, 2022
Tresa at Arrowhead	27,500	27,500	2.4	%(1)	April 28, 2021

Total mortgage debt/Weighted-Average	$100,803	$100,803	3.8%

Secured Credit Facility	2,500	2,500	2.9	%(4)	October 25, 2016

Total indebtedness /Weighted-Average	$103,303	$103,303	3.8%

(1)	Floating rate at 225 basis points over 30-day LIBOR. As of December 31, 2013, 30-day LIBOR was 0.17%. Interest only payments are due monthly. These mortgages are held by RAIT.
(2)	Fixed rate. Interest only payments are due monthly. Beginning February 1, 2015, principal and interest payments are required based on a 30-year amortization schedule.
(3)	Fixed Rate. Interest only payments are due monthly. Beginning February 1, 2016, principal and interest payments are required based on a 30-year amortization schedule.
(4)	Floating rate at 275 basis points over 30-day LIBOR. As of December 31, 2013, 30-day LIBOR was 0.17%. Interest only payments are due monthly. As of March 31, 2014, we were in compliance with all financial covenants contained in the credit facility.

The weighted average interest rate of our mortgage indebtedness was 3.6% as of March 31, 2014. As of March 31, 2014, RAIT held $38,075 of our debt while $150,828 was held by third parties. As of December 31, 2013, RAIT held $38,075 of our debt while $65,228 was held by third parties. For the three-months ended March 31, 2014 and 2013, we paid approximately $238 and $238 respectively, of interest to RAIT.

On March 31, 2014, in connection with the acquisition of King’s Landing, we assumed $21,200 of an existing loan secured by the property. The loan bears interest at a fixed rate of 4.0% per annum, provides for monthly payments of interest only until June 1, 2017 when principal and interest payments will be due monthly based on a 30-year amortization schedule, and matures on June 1, 2021.

On February 28, 2014, in connection with the acquisition of the OKC Portfolio we assumed $45,763 of an existing loan secured by the property. The Loan bears interest at a fixed rate of 5.6% per annum, provides for monthly payments of principal and interest based on a 30-year amortization schedule and matures on April 1, 2016. We recorded the debt assumed at its fair value of $48,312 based on a market rate of 2.8% for the remaining term. The resulting premium of $2,549 will be amortized to interest expense over the remaining term of the mortgage.

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of March 31, 2014

(Unaudited and dollars in thousands, except share and per share data)

On February 7, 2014, we entered into a loan agreement for an $18,850 loan secured by a first mortgage on our Reserve at Eagle Ridge property. The loan bears interest at a fixed rate of 4.7% per annum, provides for monthly payments of interest only until the maturity date of March 1, 2024 when the principal balance, accrued interest and all other amounts due under the loan become due.

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

Common Shares

On January 29, 2014, we completed an underwritten public offering selling 8,050,000 shares of our common stock for $8.30 per share resulting in gross and net proceeds of $66,815 and $62,984, respectively.

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

On January 15, 2014 our board of directors declared the following dividends:

Month	Record Date	Payment Date	Dividend Declared Per Share
January 2014	January 31, 2014	February 14, 2014	$0.06
February 2014	February 28, 2014	March 17, 2014	$0.06
March 2014	March 31, 2014	April 15, 2014	$0.06

On April 17, 2014 our board of directors declared the following dividends:

Month	Record Date	Payment Date	Dividend Declared Per Share
April 2014	April 30, 2014	May 15, 2014	$0.06
May 2014	May 30, 2014	June 16, 2014	$0.06
June 2014	June 30, 2014	July 15, 2014	$0.06

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of March 31, 2014

(Unaudited and dollars in thousands, except share and per share data)

Non-controlling Interest

On May 7, 2013, RAIT elected to convert 5,274,900 of its common limited partnership units to shares of our common stock according to the terms of the operating partnership’s agreement of limited partnership.

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

On August 19, 2013, our operating partnership redeemed 350 of its Series B Units, all of which were owned by a wholly-owned subsidiary of RAIT, for an aggregate redemption price of approximately $3,500. The redemption of the Series B Units was funded with cash received from the August 2013 underwritten offering of the common stock. After the redemption date, there were no Series B Units outstanding and all rights of the holders of such units were terminated.

NOTE 6: Equity Compensation Plans

Long Term Incentive Plan

On April 5, 2011, our board of directors approved and adopted the Long Term Incentive Plan, or the incentive plan, and the Independent Directors Compensation Plan, or the director plan. Our incentive plan provides for the grants of awards to our directors, officers and full-time employees (in the event we ever have employees), full-time employees of our advisor and its affiliates, full-time employees of entities that provide services to our advisor, directors of our advisor or of entities that provide services to it, certain of our consultants and certain consultants to our advisor and its affiliates or to entities that provide services to our advisor. The incentive plan authorizes the grant of restricted or unrestricted shares of our common stock, non-qualified and incentive stock options, restricted stock units, stock appreciation rights, dividend equivalents and other stock- or cash-based awards. On July 29, 2013, our board of directors and stockholders approved the amendment and restatement of our incentive plan to reduce the number of shares of common stock issuable thereunder to 800,000 shares.

Under the director plan, which operates as a sub-plan of our incentive plan, each of our independent directors will receive 3,000 shares of common stock annually. In addition, our independent directors may elect to receive their annual cash fee in the form of our common shares or a combination of common shares and cash. On October 29, 2013, our compensation committee made the initial stock grant under the director plan so that our independent directors received 9,000 shares of our common stock, in the aggregate. These awards vested immediately.

On January 31, 2014, the compensation committee awarded 40,000 shares of restricted common stock, valued at $328 using our closing stock price of $8.20, to persons affiliated with our advisor, including our executive officers. These awards generally vest over three-year periods.

On January 31, 2014, the compensation committee awarded 80,000 stock appreciation rights, or SARs, valued at $49 based on a Black-Scholes option pricing model at the date of grant, to persons affiliated with our advisor, including our executive officers. The SARs vest over a three-year period and may be exercised between the date of vesting and January 31, 2019, the expiration date of the SARs.

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of March 31, 2014

(Unaudited and dollars in thousands, except share and per share data)

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

Pursuant to the terms of the amended advisory agreement, our advisor will be compensated as follows:

•	Quarterly base management fee of 0.1875% of average gross real estate assets as of the last day of such quarter. Average gross real estate assets means the average of the aggregate book value of our real estate assets before reserves for depreciation or other similar noncash reserves and excluding the book values attributable to the eight properties that were acquired prior to August 16, 2013. We compute average gross real estate assets by taking the average of these book values at the end of each month during the quarter for which we are calculating the fee. The fee is payable quarterly in an amount equal to 0.1875% of average gross real estate assets as of the last day of such quarter. For the three-month periods ended March 31, 2014 and 2013, our advisor earned $146 and $82 of asset management fees, respectively. As of March 31, 2014 and December 31, 2013 we had liabilities payable to our advisor for asset management fees of $146 and $42, respectively.

•	We pay our advisor an incentive fee based on our pre-incentive fee core funds from operations, or Core FFO, a non-GAAP measure, as defined in the advisory agreement. The incentive fee is computed at the end of each fiscal quarter as follows:

•	no incentive fee in any fiscal quarter in which our pre-incentive fee Core FFO does not exceed the hurdle rate of 1.75% (7% annualized) of the cumulative gross amount of equity capital we have obtained; and

•	20% of the amount of our pre-incentive fee Core FFO that exceeds 1.75% (7% annualized) of the cumulative gross proceeds from the issuance of equity securities we have obtained.

For the three-month periods ended March 31, 2014 and 2013 our advisor earned $0 incentive fees. These fees are included within asset management fees in our consolidated statements of operations. As of March 31, 2014 and December 31, 2013 we had liabilities payable to our advisor for incentive fees of $0 and $65, respectively.

Property Management Fees Paid to Our Property Manager

We have entered into property management agreements with RAIT Residential, or our property manager, which is majority owned by RAIT, with respect to each of our properties. Pursuant to the property management agreements, we pay our property manager property management and leasing fees on a monthly basis of an amount up to 4.0% of the gross revenues from the property for each month. Additionally, we may pay our property manager a separate fee for the one-time initial rent-up or leasing-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s length transactions by others rendering similar services in the same geographic area for similar properties as determined by a survey of brokers and agents in such area. Each management agreement has an initial one year term, subject to automatic one-year renewals unless either party gives prior notice of its desire to terminate the management agreement. For the three-month periods ended March 31, 2014 and 2013 our property manager earned $321 and $185, respectively, of property management and leasing fees. As of March 31, 2014 and December 31, 2013, we had liabilities payable to our property manager for property management and leasing fees of $139 and $83, respectively.

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of March 31, 2014

(Unaudited and dollars in thousands, except share and per share data)

NOTE 8: Earnings (Loss) Per Share

The following table presents a reconciliation of basic and diluted earnings (loss) per share for the three-month periods ended March 31, 2014 and 2013:

	For the Three-Month Periods Ended March 31
	2014	2013
Net Income (loss)	$2,935	$340
(Income) loss allocated to preferred shares	—	(4)
(Income) loss allocated to non-controlling interests	—	(332)

Net Income (loss) allocable to common shares	2,935	4

Weighted-average shares outstanding—Basic	15,198,096	345,910
Weighted-average shares outstanding—Diluted	15,213,951	5,620,810

Earnings (loss) per share—Basic	$0.19	$0.01

Earnings (loss) per share—Diluted	$0.19	$0.00

Earnings per share is computed in accordance with FASB ASC Topic 260, “Earnings per Share”, by dividing the Net Income (loss) allocable to common shares by the weighted average number of common shares outstanding during the respective periods.

NOTE 9: Commitments and Contingencies

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

The risk factors discussed and identified in Item 1A of our Annual Report on Form 10-K filed with the SEC on March 11, 2014, and in other of our public filings with the SEC, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements. We caution you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. Except to the extent required by applicable law or regulation, we undertake no obligation to update these forward-looking statements to reflect events or circumstances after the date of this filing or to reflect the occurrence of unanticipated events.

Overview

We are a Maryland corporation that owns apartment properties in geographic submarkets that we believe support strong occupancy and have the potential for growth in rental rates. We seek to provide stockholders with attractive risk-adjusted returns, with an emphasis on distributions and capital appreciation. We are externally advised by a wholly-owned subsidiary of RAIT Financial Trust, or RAIT (NYSE: RAS), a multi-strategy commercial real estate company organized as an internally managed REIT with approximately $3.3 billion of assets under management as of March 31, 2014. RAIT invests primarily in commercial mortgages and, to a lesser extent, apartment properties. RAIT owns 39.3% of our outstanding common shares as of March 31, 2014. We elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, or the Code, commencing with our taxable year ended December 31, 2011.

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

On January 29, 2014, we completed our underwritten public offering of our common stock raising gross proceeds of $66.8 million. The majority of the proceeds were deployed in the latter half of the first quarter ended March 31, 2014. After giving effect to this offering, the percent of our outstanding common stock held by RAIT Financial Trust, IRT’s largest stockholder and the parent company of IRT’s external advisor, was reduced from 59.7% to 39.4%. During the quarter ending March 31, 2014, we acquired seven properties totaling 2,180 units for $126.7 million. These acquisitions contributed to our substantial growth in a number of key financial measures this quarter when compared to the corresponding period in 2013 as follows: core funds from operations increased 100% to $2.6 million from $1.3 million, operating income increased 10% to $1.3 million from $1.2 million and total revenues grew 74% to $8.1 million from $4.7 million.

Key Statistics

(Unaudited and dollars in thousands, except per share and per unit information)

	As of or For the Three-Month Periods Ended
	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
Financial Statistics:
Total revenue	$8,135	$5,768	$4,787	$4,700	$4,688
Earnings (loss) per share-diluted	$0.19	$0.03	$0.03	$0.01	$0.00
Funds from Operations (“FFO”) per share	$0.33	$0.17	$0.17	$0.23	$0.23
Core funds from operations (“CFFO”) per share	$0.17	$0.20	$0.17	$0.23	$0.23
Dividends declared per common share	$0.18	$0.16	$0.16	$0.16	$0.15
Total Shares Outstanding	17,742,540	9,652,540	9,643,540	5,643,540	356,558
Apartment Property Portfolio:
Reported investments in real estate at cost	$320,437	$190,096	$166,665	$154,040	$153,717
Net operating income	$4,147	$3,159	$2,373	$2,459	$2,523
Number of properties owned	17	10	9	8	8
Multifamily units owned	4,970	2,790	2,358	2,004	2,004
Portfolio weighted average occupancy	93.9%	94.6%	94.4%	94.2%	94.2%
Weighted average monthly effective rent per unit (1)	$730	$765	$784	$784	$786

(1)	Weighted average monthly effective rent per occupied unit represents the average monthly rent collected for all occupied units after giving effect to tenant concessions. We do not report average effective rent per unit in the month of acquisition as it is not representative of a full month of operations. Same Store weighted average effective rent per unit was $795, $792, $784, $784, and $786 for the periods presented above, respectively. Same Store is defined as properties in the portfolio as of January 1, 2013.

As of March 31, 2014, we own 17 apartment properties containing an aggregate of 4,970 apartment units. We refer to these apartment properties as our “existing portfolio.” As of March 31, 2014, our existing portfolio had an average occupancy of 93.9% and an average monthly effective rent per occupied apartment unit of $730.

Our Properties

The following table presents an overview of our portfolio as of March 31, 2014.

Property Name	Location	Acquisition Date	Year Built or Renovated(1)	Units(2)		Physical Occupancy(3)	Average Monthly Effective Rent per Occupied Unit(4)
Belle Creek	Henderson, Colorado	4/29/2011	2011	162	(5)	99.4%	$960
Berkshire Square	Indianapolis, Indiana	9/19/2013	2012	354		97.5%	574
Copper Mill	Austin, Texas	4/29/2011	2010	320		96.9%	768
Crestmont	Marietta, Georgia	4/29/2011	2010	228		96.5%	719
Cumberland Glen	Smyrna, Georgia	4/29/2011	2010	222		95.5%	681
Heritage Trace	Newport News, Virginia	4/29/2011	2010	200		90.0%	682
Tresa at Arrowhead	Phoenix, Arizona	4/29/2011	2006	360		94.7%	839
Centrepoint	Tucson, Arizona	12/16/2011	2006	320		93.8%	815
Runaway Bay	Indianapolis, Indiana	10/11/2012	2002	192		93.8%	923
Berkshire Square	Indianapolis, Indiana	9/19/2013	2012	354		97.5%	574
The Crossings	Jackson, Mississippi	11/22/2013	2006	432		92.6%	780
Reserve at Eagle Ridge	Waukegan, Illinois	1/31/2014	2008	370		97.3%	923
Windrush	Edmond, Oklahoma	2/28/2014	2011	160		94.4%	775
Heritage Park	Oklahoma City, Oklahoma	2/28/2014	2011	453		87.9%	620
Raindance	Oklahoma City, Oklahoma	2/28/2014	2011	504		94.2%	522
Augusta	Oklahoma City, Oklahoma	2/28/2014	2011	197		86.3%	726
Invitational	Oklahoma City, Oklahoma	2/28/2014	2011	344		93.3%	673
King’s Landing	Creve Coeur, Missouri	3/31/2014	2005	152		94.2%	—	(6)

Total/Weighted Average				4,970		93.9%	$730

(1)	All dates are for the year in which a significant renovation program was completed, except for Runaway Bay and King’s Landing, which is the year construction was completed.
(2)	Units represents the total number of apartment units available for rent at March 31, 2014.
(3)	Physical occupancy for each of our properties is calculated as (i) total units rented as of March 31, 2014 divided by (ii) total units available as of March 31, 2014, expressed as a percentage.
(4)	Average monthly effective rent per occupied unit represents the average monthly rent for all occupied units for the three-month period ended March 31, 2014.
(5)	Includes 6,256 square feet of retail space in six units, of which 1,010 square feet of space is occupied by RAIT Residential for use as the leasing office. The remaining 5,246 square feet of space is 100% occupied by five tenants with an average monthly base rent of $1,537, or $16 per square foot per year. These five tenants are principally engaged in the following businesses: grocery, retail and various retail services.
(6)	We do not report average effective rent per unit in the month of acquisition as it is not representative of a full month of operations

On May 7, 2014, we acquired a 202-unit apartment residential community located in Little Rock, Arkansas, known as Carrington. We acquired the property for an aggregate purchase price of $21.5 million exclusive of closing costs.

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

Core FFO is a computation made by analysts and investors to measure a real estate company’s operating performance by removing the effect of items that do not reflect ongoing property operations, including acquisition expenses, expensed costs related to the issuance of shares of our common stock, gains or losses on real estate transactions and equity-based compensation expenses, from the determination of FFO. We incur acquisition expenses in connection with acquisitions of real estate properties and expense those costs when incurred in accordance with U.S. GAAP. As these expenses are one-time and reflective of investing activities rather than operating performance, we add back these costs to FFO in determining Core FFO.

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

Set forth below is a reconciliation of net income (loss) to FFO and Core FFO for the three-months ended March 31, 2014 and 2013 (in thousands, except share and per share information):

	For the Three-Month Period Ended March 31, 2014		For the Three-Month Period Ended March 31, 2013
	Amount	Per Share	Amount	Per Share
Funds From Operations:
Net income (loss)	$2,935	$0.19	$340	$0.06
Adjustments:
Income allocated to preferred shares	—	—	(4)	(0.00)
Income allocated to preferred units	—	—	(88)	(0.02)
Real estate depreciation and amortization	2,123	0.14	1,036	0.19

Funds From Operations	$5,058	$0.33	$1,284	$0.23

Weighted-average shares—diluted(a)	15,213,951	15,213,951	5,620,810	5,620,810

Core Funds From Operations:
Funds From Operations	$5,058	$0.33	$1,284	$0.23
Adjustments:
Equity based compensation	31	0.00	—	—
Acquisition fees and expenses	362	0.03	—	—
(Gain) loss on assets	(2,882)	(0.19)	—	—

Core Funds From Operations	$2,569	$0.17	$1,284	$0.23

Weighted-average shares—diluted(1)	15,213,951	15,213,951	5,620,810	5,620,810

(1)	Weighted-average shares—diluted includes 5,274,900 limited partnership units that were exchanged for common stock on May 7, 2013 and exchangeable for common stock as of March 31, 2013.

Results of Operations

Three-Month Period Ended March 31, 2014 Compared to the Three-Month Period Ended March 31, 2013

Revenue

Rental income. Rental revenue increased $3.2 million to $7.4 million for the three-month period ended March 31, 2014 from $4.2 million for the three-month period ended March 31, 2013. $3.0 million of the increase is due to the acquisition of seven properties during the three-months ended March 31, 2014 and from two properties acquired in September 2013 and November 2013. The remaining increase is due to improved occupancy and rental rates at the historical properties.

Tenant reimbursement income. Reimbursement income increased $0.2 million to $0.4 million for the three-month period ended March 31, 2014 from $0.2 million for the three-month period ended March 31, 2013. The increase is due to the acquisition of seven properties during the three-months ended March 31, 2014 and from two properties acquired in September 2013 and November 2013.

Other income. Other income increased $0.1 million to $0.4 million for the three-month period ended March 31, 2014 from $0.3 million for the three-month period ended March 31, 2013. The increase is due to the acquisition of seven properties during the three-months ended March 31, 2014 and from two properties acquired in September 2013 and November 2013.

Expenses

Property operating expense. Property operating expenses increased $1.8 million to $4.0 million for the three-month period ended March 31, 2014 from $2.2 million for the three-month period ended March 31, 2013. $1.5 million of the increase is due to the acquisition of seven properties during the three-months ended March 31, 2014 and from two properties acquired in September 2013 and November 2013. The remaining increase is due to an increase in real estate tax expense and repairs and maintenance expense at the historical properties.

General and administrative expense. General and administrative expense was $0.2 million for the three-month periods ended March, 31 2014 and 2013.

Asset management fees. Asset management fee expense was $0.1 for the three-month periods ended March 31, 2014 and 2013.

Acquisition expense. Acquisition expenses were $0.3 million for the three-month period ended March 31, 2014. These expenses were incurred in connection with the acquisition of seven properties during the three-months ended March 31, 2014.

Depreciation and amortization. Depreciation and amortization expense increased $1.1 million to $2.1 million for the three-month period ended March 31, 2014 from $1.0 million for the three-month period ended March 31, 2013. The increase is due to the acquisition of seven properties during the three-months ended March 31, 2014 and from two properties acquired in September, 2013 and November 2013.

Interest expense. Interest expense increased $0.4 million to $1.3 million for the three-month period ended March 31, 2014 from $0.9 for the three-month period ended March 31, 2013. The increase is due to the $18.9 million first mortgage on Eagle Ridge and the $67.8 million of debt assumed on the OKC Portfolio and King’s Landing during the three-months ended March 31, 2014.

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain investments, pay distributions and other general business needs.

We believe our available cash balances, and other financing arrangements and cash flows from operations will be sufficient to fund our liquidity requirements with respect to our existing portfolio for the next 12 months. We expect that our existing cash, which was obtained principally in our underwritten offering, together with borrowings we may obtain and the future acquisitions we expect to make as a result of the completion of our underwritten offering will have a significant impact on our future results of operations. In general, we expect that our income and expenses related to our portfolio will increase in future periods as a result of anticipated future acquisitions of real estate. Should our liquidity needs exceed our available sources of liquidity, we believe that we could sell assets to raise additional cash. We may not be able to obtain additional financing when we desire to do so or on terms and conditions acceptable to us. If we fail to obtain additional financing, our ability to maintain or grow our business will be constrained.

Our primary cash requirements are to:

•	make investments and fund the associated costs;

•	repay our indebtedness;

•	pay our operating expenses, including fees paid to our advisor and our property manager; and

•	distribute a minimum of 90% of our REIT taxable income (determined without regard to the deduction for dividends paid and excluding net capital gain) and to make investments in a manner that enables us to maintain our qualification as a REIT.

We intend to meet these liquidity requirements primarily through:

•	the use of our cash and cash equivalent balance of $24.6 million as of March 31, 2014;

•	cash generated from operating activities;

•	if required, proceeds from future borrowings and offerings.

We will seek to enhance our growth through the use of prudent amounts of leverage. In general, we intend to limit our aggregate leverage to 65% of the combined initial purchase price of all of our real estate properties. During the period following the underwritten offering, we may employ greater leverage in order to more quickly build a diversified portfolio of assets.

On January 29, 2014, we completed an underwritten public offering selling 8,050,000 shares of IRT common stock for $8.30 per share raising gross and net proceeds of $66.8 million and $63.0 million, respectively.

On October 25, 2013, we entered into a $20 million secured revolving credit agreement with The Huntington National Bank to be used to acquire properties, for capital expenditures and for general corporate purposes. The facility has a 3-year term, bears interest at LIBOR plus 2.75% and contains customary financial covenants for this type of revolving credit agreement. As of March 31, 2014, there was $17.5 million of availability under this facility.

Cash Flows

As of March 31, 2014 and 2013, we maintained cash and cash equivalents of approximately $24.6 million and $2.7 million, respectively. Our cash and cash equivalents were generated from the following activities (dollars in thousands):

	For the Three-Month Periods Ended March 31
	2014	2013
Cash flow from operating activities	$2,652	$1,381
Cash flow from investing activities	60,250	(270)
Cash flow from financing activities	78,899	(916)

Net change in cash and cash equivalents	21,301	195
Cash and cash equivalents at beginning of period	3,334	2,533

Cash and cash equivalents at end of period	$24,635	$2,728

Our increased cash inflow from operating activities during the three-month period ended March 31, 2014 is primarily due to the operations of the seven additional properties acquired during the three-months ended March 31, 2014 and two properties acquired in September 2013 and November 2013.

Our increased cash outflow from investing activities during the three-month period ended March 31, 2014 is primarily due to the acquisition of seven properties during the three months ended March 31, 2014.

The increased cash flow from our financing activities during the three month period ended March 31, 2014 is primarily due to the completion of our January underwritten public offering and financing secured by our Reserve at Eagle Ridge property.

Off-Balance Sheet Arrangements

None.

Critical Accounting Estimates and Policies

Our Annual Report on Form 10-K for the year ended December 31, 2013 contains a discussion of our critical accounting policies. Management discusses our critical accounting policies and management’s judgments and estimates with our Audit Committee.

Recent Accounting Pronouncements

In April 2014, the FASB issued an accounting standard classified under FASB ASC Topic 205, “Presentation of Financial Statements”. This accounting standard amends existing guidance to change reporting requirements for discontinued operations by requiring the disposal of an entity to be reported in discontinued operations if the disposal represents a strategic shift that has or will have a major effect on an entity’s operations and financial results. This standard is effective for interim and annual reporting periods beginning on or after December 15, 2014. Management is currently evaluating the impact that this standard may have on our consolidated financial statements.

Item 3.	Qualitative and Quantitative Disclosure About Market Risk.

Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. We may be exposed to interest rate changes primarily as a result of long-term debt used to maintain liquidity, fund capital expenditures and expand our real estate investment portfolio and operations. Market fluctuations in real estate financing may affect the availability and cost of funds needed to expand our investment portfolio. In addition, restrictions upon the availability of real estate financing or high interest rates for real estate loans could adversely affect our ability to dispose of real estate in the future. We seek to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. We may use derivative financial instruments to hedge exposures to changes in interest rates on loans secured by our assets. The market risk associated with interest-rate contracts is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken. With regard to variable rate financing, our advisor assesses our interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. Our advisor maintains risk management control systems to monitor interest rate cash flow risk attributable to both our outstanding and forecasted debt obligations as well as our potential offsetting hedge positions. While this hedging strategy is designed to minimize the impact on our net income and funds from operations of changes in interest rates, the overall returns on any investment in our securities may be reduced. We currently have limited exposure to financial market risks.

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

As of March 31, 2014, our only interest rate sensitive assets or liabilities related to our $188.9 million of outstanding indebtedness, of which $40.6 million is floating-rate and $148.3 million is fixed-rate indebtedness. We monitor interest rate risk routinely and seek to minimize the possibility that a change in interest rates would impact the interest incurred and our cash flows. To mitigate such risk, we may use interest rate derivative contracts. As of March 31, 2014 and December 31, 2013, we did not have any interest rate derivatives in effect.

As of March 31, 2014, the fair value of our $148.3 million of fixed-rate indebtedness was $151.9 million. The fair value estimate of our fixed rate debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated at March 31, 2014. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations.

The following table summarizes the interest income and interest expense for a 12-month period, and the change in the net fair value of our investments and indebtedness assuming an instantaneous increase or decrease of 100 basis points in the LIBOR interest rate curve, both adjusted for the effects of our interest rate hedging activities (dollars in thousands):

	Liabilities Subject to Interest Rate Sensitivity (Par Amount)	100 Basis Point Increase	100 Basis Point Decrease(1)
Interest expense from variable-rate indebtedness	(40,575)	(406)	61
Fair value of fixed-rate indebtedness	(151,944)	(7,249)	7,756

(1)	Assumes the LIBOR interest rate will not decrease below 0%. The quoted 30-day LIBOR rate was 0.15% at March 31, 2014.

Item 4.	Controls and Procedures.

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

There have not been any material changes from the risk factors previously disclosed in Item 1A—“Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Item 2.	Unregistered Sales of Equity Securities and use of proceeds.

The information called for by this item was disclosed in our current report on Form 8-K filed with the Securities and Exchange Commission on May 7, 2014.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information.

The following disclosure is intended to update disclosure pursuant to Item 9.01(d) of our Current Report on 8-K filed on May 7, 2014, or the 5/7/14 Form 8-K, with the Securities and Exchange Commission. The Exhibit filed as Exhibit 4.3 to this report corrects and replaces Exhibit 4.1 to the 5/7/14 Form 8-K.

Item 6.	Exhibits.

The exhibits listed on the Exhibit Index (following the signatures section of this Quarterly Report on Form 10-Q) are included herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Independence Realty Trust, Inc.

Date: May 13, 2014	By:	/S/ SCOTT F. SCHAEFFER
Scott F. Schaeffer
Chairman of the Board, Chief Executive Officer and President
(Principal Executive Officer)

Date: May 13, 2014	By:	/S/ JAMES J. SEBRA
James J. Sebra
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit	Description

3.1	Articles of Restatement of Independence Realty Trust, Inc. (the “Company”), dated as of August 20, 2013, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 20, 2013.

3.2	Second Amended and Restated Bylaws of the Company, incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 (the “First Quarter 10-Q”).

4.1	Fourth Amended and Restated Agreement of Limited Partnership of Independence Realty Operating Partnership, LP, dated as of May 7, 2013, incorporated by reference to Exhibit 4.1 to the First Quarter 10-Q.

4.2	First Amendment, dated as of August 20, 2013, to Fourth Amended and Restated Agreement of Limited Partnership of Independence Realty Operating Partnership, LP, dated as of May 7, 2013, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 20, 2013.

4.3	Admission Agreement and Amendment dated as of May 7, 2014 to Fourth Amendment and Restated Agreement of Limited Partnership of Independence Realty Operating Partnership, LP dated as of May 7, 2013, a corrected copy is filed herewith, replacing the copy filed as Exhibit 4.1 to the company’s current report on Form 8-K filed on May 7, 2014 (the “5/7/14 Form 8-K”).

4.4	Registration Rights Agreement by and among the Company, Independence Realty Operating Partnership, LP, RAIT Financial Trust and the RAIT Parties (as defined therein), dated as of July 26, 2013, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 1, 2013.

10.1	Independence Realty Trust, Inc. Long Term Incentive Plan Form of Stock Appreciation Rights Award Certificate adopted January 31, 2014, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 6, 2014 (the “2/6/14 Form 8-K”).

10.2	Independence Realty Trust, Inc. Long Term Incentive Plan a Form of Restricted Stock Award Certificate adopted January 31, 2014, incorporated by reference to Exhibit 10.2 to the 2/6/14 Form 8-K.

10.3	Loan Agreement dated as of February 7, 2014 between Bank of America, N.A., as lender, and IRT Eagle Ridge Apartments Owner, LLC, as borrower, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 12, 2014 (the “2/12/14 Form 8-K”).

10.4	Promissory Note dated February 7, 2014 made by IRT Eagle Ridge Apartments Owner, LLC, as borrower, payable to Bank of America, N.A., as lender, incorporated by reference to Exhibit 10.2 to the 2/12/14 Form 8-K.

10.5	Guaranty Agreement dated as of February 7, 2014 made by Independence Realty Operating Partnership, LP, as guarantor, for the benefit of Bank of America, N.A., as lender, incorporated by reference to Exhibit 10.2 to the 2/12/14 Form 8-K.

10.6	Purchase and Sale Agreement dated as of February 27, 2014 among Independence Realty Operating Partnership, LP, as buyer, BCMR King’s Landing, a Limited Partnership, and MLP King’s Landing, LLC, as sellers, incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (the “2013 10-K”).

10.7	Note and Mortgage Assumption Agreement dated as of February 28, 2014 among U.S. Bank National Association, a national banking association, as trustee for the registered holders of J.P. Morgan Chase Commercial Mortgage Securities Corp., Commercial Mortgage Pass-Through Certificates, Series 2006-LDP7, as lender, Kola Investments, LLC, as original borrower, IRT OKC Portfolio Owner, LLC, as new borrower, together with the Joinder by and Agreement of Original Indemnitor by Allstate Management Corp. and the Joinder by and Agreement of New Indemnitor by Independence Realty Operating Partnership, LP and the Company, incorporated by reference to Exhibit 10.37 to the 2013 10-K.

10.8	Loan Agreement dated as of March 3, 2006 between Kola Investments, L.L.C., as borrower, and GMAC Commercial Mortgage Corporation, as lender, incorporated by reference to Exhibit 10.38 to the 2013 10-K.

10.9	Consolidated Amended and Restated Promissory Note dated as of March 3, 2006 between Kola Investments, L.L.C., as borrower, and GMAC Commercial Mortgage Corporation, as lender, incorporated by reference to Exhibit 10.39 to the 2013 10-K.

10.10	Guaranty dated as of March 3, 2006 by Allstate Management Corp. in favor of GMAC Commercial Mortgage Corporation, as lender, incorporated by reference to Exhibit 10.40 to the 2013 10-K.

10.11	Environmental Indemnity Agreement dated as of March 3, 2006 by Kola Investments, L.L.C. and Allstate Management Corp. in favor of GMAC Commercial Mortgage Corporation, as lender, incorporated by reference to Exhibit 10.41 to the 2013 10-K.

10.12	Assumption and Release Agreement dated as of March 31, 2014 among the original guarantors named therein, Independence Realty Operating Partnership, LP, as the new guarantor, between King’s Landing LLC, as borrower, and Fannie Mae, as

Exhibit	Description
lender, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 3, 2014 (the “4/3/14 Form 8-K”).

10.13	First Amendment to Multifamily Loan and Security Agreement made as of March 31, 2014 between King’s Landing LLC, as borrower, and Fannie Mae, as lender, incorporated by reference to Exhibit 10.2 to the 4/3/14 Form 8-K.

10.14	Multifamily Loan and Security Agreement made as of May 24, 2012 between King’s Landing LLC, as borrower, and CWCapital LLC, as lender, incorporated by reference to Exhibit 10.3 to the 4/3/14 Form 8-K.

10.15	Multifamily Note dated as of May 24, 2012 made by King’s Landing LLC, as borrower, to CWCapital LLC, as lender, incorporated by reference to Exhibit 10.4 to the 4/3/14 Form 8-K.

10.16	Guaranty of Non-Recourse Obligations dated as of May 24, 2012 made by the guarantors named therein, as guarantor, to CWCapital LLC, as lender, incorporated by reference to Exhibit 10.5 to the 4/3/14 Form 8-K.

10.17	Contribution Agreement dated as of May 2, 2014 among Independence Realty Operating Partnership, LP and the contributors named therein, incorporated by reference to Exhibit 10.1 to the 5/7/14 Form 8-K.

10.18	Promissory Note dated May 7, 2014 made by the makers named therein to IRT UPREIT Lender, LP (“IRT Lender”), as lender incorporated by reference to Exhibit 10.2 to the 5/7/14 Form 8-K.

10.19	Loan Assumption Agreement and Release dated as of May 5, 2014 effective May 7, 2014 among the transferors named therein, IRT Carrington Apartment Owner, LLC, as transferee, and IRT Lender, filed herewith.

12.1	Statements regarding computation of ratios as of March 31, 2014, filed herewith.

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

101	XBRL (eXtensible Business Reporting Language). The following materials, formatted in XBRL: (i) Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013, (ii) Consolidated Statements of Operations for the three-month periods ended March 31, 2014 and March 31, 2013, (iii) Consolidated Statements of Cash Flows for the three-month periods ended March 31, 2014 and March 31, 2013, (iv) Consolidated Statements of Changes in Equity for the three-month periods ended March 31, 2014 and (v) notes to the consolidated financial statements as of March 31, 2014.