Form 10-Q
period 2014-06-30
INDEPENDENCE REALTY TRUST, INC
filed 2014-08-07
CIK 1466085

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of August 5, 2014 there were 25,801,540 shares of the Registrant’s common stock issued and outstanding.

INDEPENDENCE REALTY TRUST, INC.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

Independence Realty Trust, Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited and dollars in thousands, except share and per share data)

	As of June 30, 2014	As of December 31, 2013
ASSETS:
Investments in real estate:
Investments in real estate at cost	$362,323	$190,096
Accumulated depreciation	(18,804)	(15,775)

Investments in real estate, net	343,519	174,321
Cash and cash equivalents	8,054	3,334
Restricted cash	2,698	1,122
Accounts receivable and other assets	2,682	1,731
Intangible assets, net of accumulated amortization of $2,513 and $569, respectively	1,126	517
Deferred costs, net of accumulated amortization of $293 and $151, respectively	1,568	846

Total Assets	$359,647	$181,871

LIABILITIES AND EQUITY:
Indebtedness	$215,628	$103,303
Accounts payable and accrued expenses	5,725	2,374
Accrued interest payable	30	63
Dividends payable	1,076	515
Other liabilities	946	708

Total Liabilities	223,405	106,963

Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized, 0 and 0 shares issued and outstanding, respectively	—	—
Common stock, $0.01 par value; 300,000,000 shares authorized, 17,751,540 and 9,652,540 shares issued and outstanding, including 40,000 unvested restricted common share awards, as of June 30, 2014	177	96
Additional paid-in capital	140,973	78,112
Retained earnings (accumulated deficit)	(6,867)	(3,300)

Total shareholders’ equity	134,283	74,908
Noncontrolling interests	1,959	—

Total Equity	136,242	74,908

Total Liabilities and Equity	$359,647	$181,871

The accompanying notes are an integral part of these consolidated financial statements.

Independence Realty Trust, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited and dollars in thousands, except share and per share data)

	For the Three-Month Periods Ended June 30		For the Six-Month Periods Ended June 30
	2014	2013	2014	2013
REVENUE:
Rental income	$10,613	$4,218	$17,966	$8,396
Tenant reimbursement income	436	220	802	443
Other income	600	262	1,016	549

Total revenue	11,649	4,700	19,784	9,388
EXPENSES:
Property operating expenses	5,585	2,241	9,573	4,406
General and administrative expenses	378	94	546	271
Asset Management Fees	501	79	647	161
Acquisition expenses	152	—	514	—
Depreciation and amortization	3,232	1,063	5,355	2,099

Total expenses	9,848	3,477	16,635	6,937

Operating income	1,801	1,223	3,149	2,451
Interest expense	(1,930)	(899)	(3,229)	(1,787)
Interest income	1	0	5	0
Gain (loss) on assets	—	—	2,882	—

Net income (loss):	(128)	324	2,807	664
Income allocated to preferred shares	0	(4)	0	(8)
Income (loss) allocated to noncontrolling interest	0	(272)	0	(604)

Net income (loss) allocable to common shares	$(128)	$48	$2,807	$52

Earnings (loss) per share:
Basic	$(0.01)	$0.01	$0.17	$0.03

Diluted	$(0.01)	$0.01	$0.17	$0.03

Weighted-average shares:
Basic	17,707,287	3,556,349	16,459,623	1,959,998

Diluted	17,707,287	3,556,349	16,484,357	1,959,998

The accompanying notes are an integral part of these consolidated financial statements.

Independence Realty Trust, Inc. and Subsidiaries

Consolidated Statements of Changes in Equity

(Unaudited and dollars in thousands, except share information)

	Common Shares	Par Value Common Shares	Additional Paid In Capital	Retained Earnings (Deficit)	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance, January 1, 2014	9,652,540	$96	$78,112	$(3,300)	$74,908	$—	$74,908
Net income (loss)	—	—	—	2,807	2,807	—	2,807
Common dividends declared	—	—	—	(6,374)	(6,374)	—	(6,374)
Stock compensation expense	49,000	0	143	—	143	—	143
Common shares issued, net	8,050,000	81	62,718	—	62,799	—	62,799
Issuance of noncontrolling interests	—	—	—	—	—	1,986	1,986
Distributions to noncontrolling interests	—	—	—	—	—	(27)	(27)

Balance, June 30, 2014	17,751,540	$177	$140,973	$(6,867)	$134,283	$1,959	$136,242

The accompanying notes are an integral part of these consolidated financial statements.

Independence Realty Trust, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited and dollars in thousands)

	For the Six-Month Periods Ended June 30
	2014	2013
Cash flows from operating activities:
Net income (loss)	$2,807	$664
Adjustments to reconcile net income (loss) to cash flow from operating activities:
Depreciation and amortization	5,355	2,099
Amortization of deferred financing costs and debt discounts	(265)	36
Share based compensation	143	—
(Gain) loss on assets	(2,882)	—
Changes in assets and liabilities:
Accounts receivable and other assets	(630)	(665)
Accounts payable and accrued expenses	1,455	(116)
Accrued interest payable	(33)	0
Other liabilities	(66)	38

Net cash from operating activities	5,884	2,056
Cash flows from investing activities:
Acquisition of real estate properties	(97,913)	—
Capital expenditures	(1,283)	(673)
(Increase) decrease in restricted cash	(1,255)	294

Net cash from investing activities	(100,451)	(379)
Cash flows from financing activities:
Debt borrowings	50,421	—
Debt repayments	(8,093)	(53)
Proceeds from issuance of common stock	62,799	207
(Payments) reimbursements for deferred financing costs	—	(102)
Distributions on common stock	(5,827)	(333)
Distributions on preferred stock	—	(8)
Distributions to noncontrolling interests	(13)	(1,673)

Net cash from financing activities	99,287	(1,962)

Net change in cash and cash equivalents	4,720	(285)
Cash and cash equivalents, beginning of period	3,334	2,533

Cash and cash equivalents, end of the period	$8,054	$2,248

Supplemental cash flow information:
Cash paid for interest	$3,527	$1,752
Non cash decrease in noncontrolling interest from conversion of common limited partnership units to share of common stock	$—	$43,532
Mortgage debt assumed	$66,963	$—

The accompanying notes are an integral part of these consolidated financial statements.

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of June 30, 2014

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

As of June 30, 2014, we owned nineteen apartment properties with 5,342 units located in ten states.

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

As of June 30, 2014

(Unaudited and dollars in thousands, except share and per share data)

Upon the acquisition of properties, we estimate the fair value of acquired tangible assets (consisting of land, building and improvements) and identified intangible assets and liabilities (consisting of above and below-market leases, in-place leases and tenant relationships), and assumed debt at the date of acquisition, based on the evaluation of information and estimates available at that date. Based on these estimates, we allocate the initial purchase price to the applicable assets and liabilities. As final information regarding fair value of the assets acquired and liabilities assumed is received and estimates are refined, appropriate adjustments will be made to the purchase price allocation, in no case later than twelve months of the acquisition date. We did not make any adjustments to the purchase price allocation during the three months ended June 30, 2014.

In determining the fair value of the identified intangible assets and liabilities of an acquired property, above-market and below-market in-place lease values are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the differences between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining term of the lease. The capitalized above-market lease values and the capitalized below-market lease values are amortized as an adjustment to rental income over the lease term. We did not acquire any above-market or below-market in-place leases during the three and six-month periods ending June 30, 2014.

The aggregate value of in-place leases is determined by evaluating various factors, including an estimate of carrying costs during the expected lease-up periods, current market conditions and similar leases. In estimating carrying costs, management includes real estate taxes, insurance and other operating expenses, and estimates of lost rental revenue during the expected lease-up periods based on current market demand. Management also estimates costs to execute similar leases including leasing commissions, legal and other related costs. The value assigned to this intangible asset is amortized over the assumed lease up period, typically six months. For the three and six-months ended June 30, 2013 we recorded $118 and $235 of amortization expense for intangible assets, respectively. For the three and six-months ended June 30, 2014 we recorded $1,214 and $1,944 of amortization expense for intangible assets, respectively. As of June 30, 2014, we expect to record additional amortization expense on current in-place lease intangible assets of $1,126 for the remainder of 2014.

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

Depreciation and Amortization

Depreciation expense for real estate assets are computed using a straight-line method based on a life of 40 years for buildings and improvements and five to ten years for equipment and fixtures. Expenditures for tenant improvements are capitalized and amortized over the initial term of each lease. For the three and six-months ended June 30, 2013 we recorded $947 and $1,864 of depreciation expense, respectively. For the three and six-months ended June 30, 2014 we recorded $2,018 and $3,412 of depreciation expense, respectively.

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of June 30, 2014

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

FASB ASC Topic 825, “Financial Instruments” requires disclosure of the fair value of financial instruments for which it is practicable to estimate that value. The fair value of mortgage indebtedness is based on a discounted cash flows valuation technique, which classifies this as a level 3 liability within the fair value hierarchy. The carrying value and fair value of mortgage indebtedness as of June 30, 2014 is $203,478 and $202,750, respectively. The carrying value and fair value of mortgage indebtedness as of December 31, 2013 was $100,803 and $101,272, respectively. The fair value of secured credit facility, cash and cash equivalents and restricted cash approximates cost due to the nature of these instruments.

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of June 30, 2014

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

In May 2014, the FASB issued an accounting standard classified under FASB ASC Topic 606, “Revenue from Contracts with Customers”. This accounting standard generally replaces existing guidance by requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This standard is effective for annual reporting periods beginning after December 15, 2016. Management is currently evaluating the impact that this standard may have on our consolidated financial statements.

NOTE 3: Investments in Real Estate

As of June 30, 2014, our investments in real estate consisted of 19 apartment properties with 5,342 units. The table below summarizes our investments in real estate:

	As of June 30, 2014	As December 31, 2013	Depreciable Lives (In years)
Land	$72,194	$37,418	—
Building	286,209	149,657	40
Furniture, fixtures and equipment	3,920	3,021	5-10

Total investment in real estate	362,323	190,096
Accumulated depreciation	(18,804)	(15,775)

Investments in real estate, net	$343,519	$174,321

Acquisitions

On June 4, 2014, we acquired a 170-unit apartment residential community located in Ridgeland, Mississippi, known as Arbors at the Reservoir. We acquired the property for an aggregate purchase price of $20,250 exclusive of closing costs.

On May 7, 2014, we acquired a 202-unit apartment residential community located in Little Rock, Arkansas, known as Carrington. We acquired the property for an aggregate purchase price of $21,500 exclusive of closing costs. In connection with the acquisition our operating partnership issued 222,062 limited partnership units valued at $1,986.

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

As of June 30, 2014

(Unaudited and dollars in thousands, except share and per share data)

The following table summarizes the aggregate fair value of the assets and liabilities associated with the properties acquired during the six-month period ended June 30, 2014, on the date of each acquisition, for the real estate accounted for under FASB ASC Topic 805.

Description	Fair Value of Assets Acquired During the Six-Month Period Ended June 30, 2014
Assets acquired:
Investments in real estate	$171,328
Restricted cash	320
Other assets	1,140
Deferred financing costs	548
Intangible asset	2,553

Total assets acquired	$175,889
Liabilities assumed:
Loans payable on real estate	$69,512
Accounts payable and accrued expenses	1,908
Other liabilities	(658)

Total liabilities assumed	70,762

Estimated fair value of net assets acquired	$105,127

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

Description	For the Six-Month Period Ended June 30, 2014	For the Six-Month Period Ended June 30, 2013
Total revenue from acquisitions, as reported	$6,917	$0
Pro forma revenue	11,699	11,361
Net income (loss) allocable to common shares from acquisitions, as reported(1)	2,629	0
Pro forma net income (loss) allocable to common shares	3,732	1,896
Earnings (loss) per share
Basic-as reported	$0.16	$0.00
Diluted-as reported	$0.16	$0.00
Basic-pro forma	$0.23	$0.97
Diluted-pro forma	$0.23	$0.97

(1)	The fair value of a property acquired exceeded the purchase price and a gain of $2,882 was recorded.

We have not yet completed the process of estimating the fair value of assets acquired and liabilities assumed. Accordingly, our preliminary estimates and the allocation of the purchase price to the assets acquired and liabilities assumed may change as we complete the process. In accordance with FASB ASC Topic 805, changes, if any, to the preliminary estimates and allocation will be reported in our financial statements retrospectively. We did not make any adjustments to the purchase price allocation during the three month period ended June 30, 2014.

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of June 30, 2014

(Unaudited and dollars in thousands, except share and per share data)

NOTE 4: Mortgage Indebtedness

The following table contains summary information concerning the indebtedness that encumbered our properties as of June 30, 2014:

	Outstanding Principal	Carrying Amount	Effective Interest Rate		Maturity Date
Belle Creek Apartments	$10,575	$10,575	2.4	%(1)	April 28, 2021
Berkshire Square Apartments	8,612	8,612	4.4	%(3)	January 1, 2021
Centrepoint Apartments	17,600	17,600	3.7	%(2)	January 1, 2019
Copper Mill Apartments	7,245	7,245	5.7%		May 1, 2021
Crestmont Apartments	6,653	6,653	5.7%		May 1, 2021
Cumberland Glen Apartments	6,802	6,802	5.7%		May 1, 2021
Heritage Trace Apartments	5,422	5,422	5.7%		May 1, 2021
Runaway Bay Apartments	10,128	10,128	3.6%		November 1, 2022
Tresa at Arrowhead	27,500	27,500	2.4	%(1)	April 28, 2021
Reserve at Eagle Ridge	18,850	18,850	4.7%		March 1, 2024
OKC Portfolio	45,435	47,578	2.8	%(5)	April 1, 2016
Kings’ Landing	21,200	21,200	4.0	%(6)	June 1, 2021
Crossings	15,313	15,313	3.9	%(6)	June 1, 2024

Total mortgage debt/Weighted-Average	$201,335	$203,478	3.7%
Secured Credit Facility	12,150	12,150	2.9	%(4)	October 25, 2016

Total indebtedness /Weighted-Average	$213,485	$215,628	3.6%

(1)	Floating rate at 225 basis points over 30-day LIBOR. As of June 30, 2014, 30-day LIBOR was 0.15%. Interest only payments are due monthly. These mortgages are held by RAIT.
(2)	Fixed rate. Interest only payments are due monthly. Beginning February 1, 2015, principal and interest payments are required based on a 30-year amortization schedule.
(3)	Fixed Rate. Interest only payments are due monthly. Beginning February 1, 2016, principal and interest payments are required based on a 30-year amortization schedule.
(4)	Floating rate at 275 basis points over 30-day LIBOR. As of June 30, 2014, 30-day LIBOR was 0.15%. Interest only payments are due monthly. As of June 30, 2014, we were in compliance with all financial covenants contained in the credit facility.
(5)	Contractual interest rate is 5.6%. The debt was assumed and recorded at a premium that will be amortized to interest expense over the remaining term. Principal and interest payments are required based on a 30-year amortization schedule.
(6)	Fixed Rate. Interest only payments are due monthly. Beginning June 1, 2017, principal and interest payments are required based on a 30-year amortization schedule.

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of June 30, 2014

(Unaudited and dollars in thousands, except share and per share data)

The following table contains summary information concerning the indebtedness that encumbered our properties as of December 31, 2013:

	Outstanding Principal	Carrying Amount	Effective Interest Rate		Maturity Date
Belle Creek Apartments	$10,575	$10,575	2.4	%(1)	April 28, 2021
Berkshire Square Apartments	8,612	8,612	4.4	%(3)	January 1, 2021
Centrepoint Apartments	17,600	17,600	3.7	%(2)	January 1, 2019
Copper Mill Apartments	7,293	7,293	5.7%		May 1, 2021
Crestmont Apartments	6,698	6,698	5.7%		May 1, 2021
Cumberland Glen Apartments	6,846	6,846	5.7%		May 1, 2021
Heritage Trace Apartments	5,457	5,457	5.7%		May 1, 2021
Runaway Bay Apartments	10,222	10,222	3.6%		November 1, 2022
Tresa at Arrowhead	27,500	27,500	2.4	%(1)	April 28, 2021

Total mortgage debt/Weighted-Average	$100,803	$100,803	3.8%
Secured Credit Facility	2,500	2,500	2.9	%(4)	October 25, 2016

Total indebtedness /Weighted-Average	$103,303	$103,303	3.8%

(1)	Floating rate at 225 basis points over 30-day LIBOR. As of December 31, 2013, 30-day LIBOR was 0.17%. Interest only payments are due monthly. These mortgages are held by RAIT.
(2)	Fixed rate. Interest only payments are due monthly. Beginning February 1, 2015, principal and interest payments are required based on a 30-year amortization schedule.
(3)	Fixed Rate. Interest only payments are due monthly. Beginning February 1, 2016, principal and interest payments are required based on a 30-year amortization schedule.
(4)	Floating rate at 275 basis points over 30-day LIBOR. As of December 31, 2013, 30-day LIBOR was 0.17%. Interest only payments are due monthly. As of June 30, 2014, we were in compliance with all financial covenants contained in the credit facility.

The weighted average interest rate of our mortgage indebtedness was 3.7% as of June 30, 2014. As of June 30, 2014, RAIT held $38,075 of our mortgage indebtedness while $163,260 was held by third parties. As of December 31, 2013, RAIT held $38,075 of our mortgage indebtedness while $65,228 was held by third parties. For the three and six-month period ended June 30, 2014, we paid approximately $241 and $479 respectively, of interest to RAIT. For the three and six-month period ended June 30, 2013, we paid approximately $241 and $479 respectively, of interest to RAIT.

On July 15, 2014, we entered into a loan agreement for a $13,150 loan secured by a first mortgage on our Arbors property. The loan bears interest at a fixed rate of 4.0% per annum, provides for monthly payments of interest only until the maturity date of August 1, 2024 when the principal balance, accrued interest and all other amounts due under the loan become due.

On July 15, 2014, we entered into a loan agreement for a $14,235 loan secured by a first mortgage on our Carrington property. The loan bears interest at a fixed rate of 4.0% per annum, provides for monthly payments of interest only until the maturity date of August 1, 2024 when the principal balance, accrued interest and all other amounts due under the loan become due.

On May 27, 2014, we entered into a loan agreement for a $15,313 loan secured by a first mortgage on our Crossings property. The loan bears interest at a fixed rate of 3.9% per annum, provides for monthly payments of interest only until the maturity date of June 1, 2024 when the principal balance, accrued interest and all other amounts due under the loan become due.

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

As of June 30, 2014

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

NOTE 5: Shareholder Equity and Non-Controlling Interests

Stockholder Equity

Preferred Shares

On February 28, 2013, our board of directors authorized and declared dividends on our Series A Preferred Stock for the period beginning on January 1, 2013, and ending on June 30, 2013. The dividends are payable to the holders of the Series A Preferred Stock of record at a rate of $0.34722222 per day, which is an amount that is equivalent to a 12.5% annualized distribution rate based on a share price of $1,000. The dividends were aggregated and paid in cash on June 28, 2013, pursuant to the requirements of our charter.

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

Common Shares

On July 21, 2014, we completed an underwritten public offering selling 8,050,000 shares of our common stock for $9.50 per share raising gross and net proceeds of $76,475 and $72,425, respectively.

On January 29, 2014, we completed an underwritten public offering selling 8,050,000 shares of our common stock for $8.30 per share resulting in gross and net proceeds of $66,815 and $62,984, respectively.

On February 28, 2013, our board of directors authorized and declared dividends on our common stock for the months of January through June 2013. For the months of January through March 2013, the dividends were payable to the holders of our common stock at a rate of $0.00163934 per share per day. For the months of April through June 2013, our board of directors authorized and declared dividends on our common stock at a rate of $0.00171233 per share per day. The dividends for each month were aggregated and paid on or before the fifteenth day following the completion of each respective month. All dividends were paid in cash.

On January 15, 2014 our board of directors declared the following dividends:

Month	Record Date	Payment Date	Dividend Declared Per Share
January 2014	January 31, 2014	February 14, 2014	$0.06
February 2014	February 28, 2014	March 17, 2014	$0.06
March 2014	March 31, 2014	April 15, 2014	$0.06

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of June 30, 2014

(Unaudited and dollars in thousands, except share and per share data)

On April 17, 2014 our board of directors declared the following dividends:

Month	Record Date	Payment Date	Dividend Declared Per Share
April 2014	April 30, 2014	May 15, 2014	$0.06
May 2014	May 30, 2014	June 16, 2014	$0.06
June 2014	June 30, 2014	July 15, 2014	$0.06

On July 10, 2014 our board of directors declared the following dividends:

Month	Record Date	Payment Date	Dividend Declared Per Share
July 2014	July 31, 2014	August 15, 2014	$0.06
August 2014	August 29, 2014	September 15, 2014	$0.06
September 2014	September 30, 2014	October 15, 2014	$0.06

Noncontrolling Interest

On May 7, 2014, our operating partnership issued 222,062 limited partnership units valued at $1,986 in connection with the Carrington acquisition.

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

On July 10, 2014 our board of directors declared the following distributions on our operating partnership’s LP units:

Month	Record Date	Payment Date	Dividend Declared Per Share
July 2014	July 31, 2014	August 15, 2014	$0.06
August 2014	August 29, 2014	September 15, 2014	$0.06
September 2014	September 30, 2014	October 15, 2014	$0.06

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of June 30, 2014

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

Under the director plan, which operates as a sub-plan of our incentive plan, each of our independent directors will receive 3,000 shares of common stock annually. In addition, our independent directors may elect to receive their annual cash fee in the form of our common shares or a combination of common shares and cash. On October 29, 2013, our compensation committee made the initial stock grant under the director plan so that our independent directors received 9,000 shares of our common stock, in the aggregate valued at $77 using our closing stock price of $8.60. These awards vested immediately. On May 14, 2014, our compensation committee made a stock grant under the director plan so that our independence directors received 9,000 shares of our common stock, in the aggregate valued at $81 using our closing stock price of $8.95. These awards vested immediately.

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

As of June 30, 2014

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

Pursuant to the terms of the amended advisory agreement, our advisor will be compensated as follows:

•	Quarterly base management fee of 0.1875% of average gross real estate assets as of the last day of such quarter. Average gross real estate assets means the average of the aggregate book value of our real estate assets before reserves for depreciation or other similar noncash reserves and excluding the book values attributable to the eight properties that were acquired prior to August 16, 2013. We compute average gross real estate assets by taking the average of these book values at the end of each month during the quarter for which we are calculating the fee. The fee is payable quarterly in an amount equal to 0.1875% of average gross real estate assets as of the last day of such quarter. For the three and six-month periods ended June 30, 2014, our advisor earned $347 and $493 of asset management fees, respectively. For the three and six-month periods ended June 30, 2013, our advisor earned $0 and $82 of asset management fees, respectively.

•	We pay our advisor an incentive fee based on our pre-incentive fee core funds from operations, or Core FFO, a non-GAAP measure, as defined in the advisory agreement. The incentive fee is computed at the end of each fiscal quarter as follows:

•	no incentive fee in any fiscal quarter in which our pre-incentive fee Core FFO does not exceed the hurdle rate of 1.75% (7% annualized) of the cumulative gross amount of equity capital we have obtained; and

•	20% of the amount of our pre-incentive fee Core FFO that exceeds 1.75% (7% annualized) of the cumulative gross proceeds from the issuance of equity securities we have obtained.

•	For each of the three and six-month periods ended June 30, 2014 our advisor earned $154 of incentive fees. For each of the three and six-month periods ended June 30, 2013 our advisor earned $79 of incentive fees. These fees are included within asset management fees in our consolidated statements of operations.

As of June 30, 2014 and December 31, 2013 we had liabilities payable to our advisor for asset management fees of $501 and $107, respectively.

Property Management Fees Paid to Our Property Manager

We have entered into property management agreements with RAIT Residential, or our property manager, which is majority owned by RAIT, with respect to each of our properties. Pursuant to the property management agreements, we pay our property manager property management and leasing fees on a monthly basis of an amount up to 4.0% of the gross revenues from the property for each month. Additionally, we may pay our property manager a separate fee for the one-time initial rent-up or leasing-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s length transactions by others rendering similar services in the same geographic area for similar properties as determined by a survey of brokers and agents in such area. Each management agreement has an initial one year term, subject to automatic one-year renewals unless either party gives prior notice of its desire to terminate the management agreement. For the three and six-month periods ended June 30, 2014 our property manager earned $411 and $732, respectively, of property management and leasing fees. For the three and six-month periods ended June 30, 2013 our property manager earned $187 and $373, respectively, of property management and leasing fees. As of June 30, 2014 and December 31, 2013, we had liabilities payable to our property manager for property management and leasing fees of $144 and $83, respectively.

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of June 30, 2014

(Unaudited and dollars in thousands, except share and per share data)

NOTE 8: Earnings (Loss) Per Share

The following table presents a reconciliation of basic and diluted earnings (loss) per share for the three and six-month periods ended June 30, 2014 and 2013:

	For the Three-Month Periods Ended June 30		For the Six-Month Periods Ended June 30
	2014	2013	2014	2013
Net Income (loss)	$(128)	$324	$2,807	$664
(Income) loss allocated to preferred shares	—	(4)	—	(8)
(Income) loss allocated to non-controlling interests	—	(272)	—	(604)

Net Income (loss) allocable to common shares	(128)	48	2,807	52

Weighted-average shares outstanding—Basic	17,707,287	3,556,349	16,459,623	1,959,998
Weighted-average shares outstanding—Diluted	17,707,287	3,556,349	16,484,357	1,959,998

Earnings (loss) per share—Basic	$(0.01)	$0.01	$0.17	$0.03

Earnings (loss) per share—Diluted	$(0.01)	$0.01	$0.17	$0.03

For the three-month period ended June 30, 2014, SARS and unvested shares of 47,353, were excluded from the earnings (loss) per share computation because their effect would have been anti-dilutive.

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

Overview

We are a Maryland corporation that owns apartment properties in geographic submarkets that we believe support strong occupancy and have the potential for growth in rental rates. We seek to provide stockholders with attractive risk-adjusted returns, with an emphasis on distributions and capital appreciation. We are externally advised by a wholly-owned subsidiary of RAIT Financial Trust, or RAIT (NYSE: RAS), a multi-strategy commercial real estate company organized as an internally managed REIT with approximately $5.3 billion of assets under management as of June 30, 2014. RAIT invests primarily in commercial mortgages and, to a lesser extent, apartment properties. RAIT owned 39.3% of our outstanding common shares as of June 30, 2014. As of August 7, 2014 RAIT owns 28.2% of our outstanding common shares. We elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, or the Code, commencing with our taxable year ended December 31, 2011.

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

On July 21, 2014, we completed an underwritten public offering of our common stock raising gross proceeds of $76.5 million. We expect to deploy the majority of the proceeds by the end of the third quarter ending September 30, 2014. After giving effect to this offering, the percent of our outstanding common stock held by RAIT was reduced from 39.4% to 28.2%. During the six month period ending June 30, 2014, we acquired nine properties totaling 2,552 units for $168.5 million. These acquisitions contributed to our substantial growth in a number of key financial measures this quarter when compared to the corresponding period in 2013 as follows: core funds from operations increased 162% to $3.4 million from $1.3 million, operating income increased 50% to $1.8 million from $1.2 million and total revenues grew 147% to $11.6 million from $4.7 million.

Key Statistics

(Unaudited and dollars in thousands, except per share and per unit information)

	As of or For the Three-Month Periods Ended
	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013
Financial Statistics:
Total revenue	$11,649	$8,135	$5,768	$4,787	$4,700
Earnings (loss) per share-diluted	$(0.01)	$0.19	$0.03	$0.03	$0.01
Funds from Operations (“FFO”) per share	$0.18	$0.33	$0.17	$0.17	$0.23
Core funds from operations (“CFFO”) per share	$0.19	$0.17	$0.20	$0.17	$0.23
Dividends declared per common share	$0.18	$0.18	$0.16	$0.16	$0.16
Total Shares Outstanding	17,751,540	17,742,540	9,652,540	9,643,540	5,643,540
Apartment Property Portfolio:
Reported investments in real estate at cost	$362,323	$320,437	$190,096	$166,665	$154,040
Net operating income	$6,081	$4,147	$3,159	$2,373	$2,459
Number of properties owned	19	17	10	9	8
Multifamily units owned	5,342	4,970	2,790	2,358	2,004
Portfolio weighted average occupancy	93.1%	93.9%	94.6%	94.4%	94.2%
Weighted average monthly effective rent per unit (1)	$764	$730	$765	$784	$784

(1)	Weighted average monthly effective rent per occupied unit represents the average monthly rent collected for all occupied units after giving effect to tenant concessions. We do not report average effective rent per unit in the month of acquisition as it is not representative of a full month of operations. Same Store weighted average effective rent per unit was $798, $795, $792, $784, and $784 for the periods presented above, respectively. Same Store is defined as properties in the portfolio as of March 31, 2013.

As of June 30, 2014, we own 19 apartment properties containing an aggregate of 5,342 apartment units. We refer to these apartment properties as our “existing portfolio.” As of June 30, 2014, our existing portfolio had an average occupancy of 93.1% and an average monthly effective rent per occupied apartment unit of $764.

Our Properties

The following table presents an overview of our portfolio as of June 30, 2014.

Property Name	Location	Acquisition Date	Year Built or Renovated(1)	Units(2)		Physical Occupancy(3)	Average Monthly Effective Rent per Occupied Unit(4)
Belle Creek	Henderson, Colorado	4/29/2011	2011	162	(5)	97.5%	$989
Copper Mill	Austin, Texas	4/29/2011	2010	320		97.5%	786
Crestmont	Marietta, Georgia	4/29/2011	2010	228		99.1%	716
Cumberland Glen	Smyrna, Georgia	4/29/2011	2010	222		96.4%	704
Heritage Trace	Newport News, Virginia	4/29/2011	2010	200		90.5%	687
Tresa at Arrowhead	Phoenix, Arizona	4/29/2011	2006	360		95.0%	821
Centrepoint	Tucson, Arizona	12/16/2011	2006	320		95.9%	816
Runaway Bay	Indianapolis, Indiana	10/11/2012	2002	192		95.3%	909
Berkshire Square	Indianapolis, Indiana	9/19/2013	2012	354		92.1%	584
The Crossings	Jackson, Mississippi	11/22/2013	2006	432		92.4%	735
Reserve at Eagle Ridge	Waukegan, Illinois	1/31/2014	2008	370		94.6%	934
Windrush	Edmond, Oklahoma	2/28/2014	2011	160		85.6%	775
Heritage Park	Oklahoma City, Oklahoma	2/28/2014	2011	453		90.5%	619
Raindance	Oklahoma City, Oklahoma	2/28/2014	2011	504		90.5%	532
Augusta	Oklahoma City, Oklahoma	2/28/2014	2011	197		82.2%	724
Invitational	Oklahoma City, Oklahoma	2/28/2014	2011	344		93.0%	673
King’s Landing	Creve Coeur, Missouri	3/31/2014	2005	152		93.6%	1,460
Carrington Park	Little Rock, Arkansas	5/07/2014	1999	202		92.6%	1,066
Arbors at the Reservoir	Ridgeland, Mississippi	6/04/2014	2000	170		93.5%	—	(6)

Total/Weighted Average				5,342		93.1%	$764

(1)	All dates are for the year in which a significant renovation program was completed, except for Runaway Bay, Arbors at the Reservoir and King’s Landing, which is the year construction was completed.
(2)	Units represents the total number of apartment units available for rent at June 30, 2014.
(3)	Physical occupancy for each of our properties is calculated as (i) total units rented as of June 30, 2014 divided by (ii) total units available as of June 30, 2014, expressed as a percentage.
(4)	Average monthly effective rent per occupied unit represents the average monthly rent for all occupied units for the three-month period ended June 30, 2014.
(5)	Includes 6,256 square feet of retail space in six units, of which 1,010 square feet of space is occupied by RAIT Residential for use as the leasing office. The remaining 5,246 square feet of space is 86% occupied by four tenants with an average monthly base rent of $1,603, or $16 per square foot per year. These four tenants are principally engaged in the following businesses: grocery, retail and various retail services.
(6)	We do not report average effective rent per unit in the month of acquisition as it is not representative of a full month of operations.

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

Set forth below is a reconciliation of net income (loss) to FFO and Core FFO for the three and six-months ended June 30, 2014 and 2013 (in thousands, except share and per share information):

	For the Three-Month Period Ended June 30, 2014		For the Three-Month Period Ended June 30, 2013
	Amount	Per Share	Amount	Per Share
Funds From Operations:
Net income (loss)	$(128)	$(0.01)	$324	$0.06
Adjustments:
Income allocated to preferred shares	—	—	(4)	(0.00)
Income allocated to preferred units	—	—	(88)	(0.02)
Real estate depreciation and amortization	3,232	0.19	1,063	0.19

Funds From Operations	$3,104	$0.18	$1,295	$0.23

Weighted-average shares—diluted	17,707,287	17,707,287	5,643,122	5,643,122

Core Funds From Operations:
Funds From Operations	$3,104	$0.18	$1,295	$0.23
Adjustments:
Equity based compensation	112	0.00	—	—
Acquisition fees and expenses	152	0.01	—	—

Core Funds From Operations	$3,368	$0.19	$1,295	$0.23

Weighted-average shares—diluted	17,707,287	17,707,287	5,643,122	5,643,122

	For the Six-Month Period Ended June 30, 2014		For the Six-Month Period Ended June 30, 2013
	Amount	Per Share	Amount	Per Share
Funds From Operations:
Net income (loss)	$2,807	$0.17	$664	$0.12
Adjustments:
Income allocated to preferred shares	—	—	(8)	(0.00)
Income allocated to preferred units	—	—	(175)	(0.03)
Real estate depreciation and amortization	5,355	0.32	2,099	0.37

Funds From Operations	$8,162	$0.49	$2,580	$0.46

Weighted-average shares—diluted	16,484,357	16,484,357	5,632,028	5,632,028

Core Funds From Operations:
Funds From Operations	$8,162	$0.49	$2,580	$0.46
Adjustments:
Acquisition fees and expenses	514	0.03	—	—
Equity based compensation	142	0.01	—	—
(Gains) losses on assets	(2,882)	(0.17)	—	—

Core Funds From Operations	$5,936	$0.36	$2,580	$0.46

Weighted-average shares—diluted	16,484,357	16,484,357	5,632,028	5,632,028

Results of Operations

Three-Month Period Ended June 30, 2014 Compared to the Three-Month Period Ended June 30, 2013

Revenue

Rental income. Rental revenue increased $6.4 million to $10.6 million for the three-month period ended June 30, 2014 from $4.2 million for the three-month period ended June 30, 2013. $6.3 million of the increase is due to the acquisition of nine properties during the six-month period ended June 30, 2014 and from two properties acquired in September 2013 and November 2013. The remaining increase is due to improved occupancy and rental rates at the historical properties.

Tenant reimbursement income. Reimbursement income increased $0.2 million to $0.4 million for the three-month period ended June 30, 2014 from $0.2 million for the three-month period ended June 30, 2013. The increase is due to the acquisition of nine properties during the six-month period ended June 30, 2014 and from two properties acquired in September 2013 and November 2013.

Other income. Other income increased $0.3 million to $0.6 million for the three-month period ended June 30, 2014 from $0.3 million for the three-month period ended June 30, 2013. The increase is due to the acquisition of nine properties during the six-months ended June 30, 2014 and from two properties acquired in September 2013 and November 2013.

Expenses

Property operating expenses. Property operating expenses increased $3.3 million to $5.6 million for the three-month period ended June 30, 2014 from $2.2 million for the three-month period ended June 30, 2013. $3.1 million of the increase is due to the acquisition of nine properties during the six-months ended June 30, 2014 and from two properties acquired in September 2013 and November 2013. The remaining increase is due to a one time increase in real estate tax expense related to 2013 and repairs and maintenance expense at the historical properties.

General and administrative expense. General and administrative expense increased $0.3 million to $0.4 million for the three-month period ended June, 30 2014 from $0.1 million for the three-month period ended June 30, 2013. The increase is due to an increase in annual report and proxy filing costs, stock compensation during the three-month period ended June 30, 2014 and reimbursement of stock transfer agent fees from our advisor during the three-month period ended June 30, 2013.

Asset management fees. Asset management fee expense increased $0.4 million to $0.5 for the three-month period ended June 30, 2014 from $0.1 million for the three-month period ended June 30, 2013. The increase is due to the acquisition of nine properties during the six-month period ended June 30, 2014, from two properties acquired in September 2013 and November 2013, and the incentive fee of $0.2 million payable under our amended advisory agreement.

Acquisition expenses. Acquisition expenses were $0.2 million for the three-month period ended June 30, 2014. These expenses were incurred in connection with the acquisition of two properties during the three-months ended June 30, 2014.

Depreciation and amortization. Depreciation and amortization expense increased $2.1 million to $3.2 million for the three-month period ended June 30, 2014 from $1.1 million for the three-month period ended June 30, 2013. The increase is due to the acquisition of nine properties during the six-months ended June 30, 2014 and from two properties acquired in September 2013 and November 2013.

Interest expense. Interest expense increased $1.0 million to $1.9 million for the three-month period ended June 30, 2014 from $0.9 for the three-month period ended June 30, 2013. The increase is due to the $18.9 million first mortgage obtained on Eagle Ridge, the $67.8 million of debt assumed on the OKC Portfolio and King’s Landing during the three-months ended March 31, 2014 and the $15.3 million first mortgage obtained on The Crossings during the three-month period ended June 30, 2014.

Six-Month Period Ended June 30, 2014 Compared to the Six-Month Period Ended June 30, 2013

Revenue

Rental income. Rental revenue increased $9.6 million to $18.0 million for the six-month period ended June 30, 2014 from $8.4 million for the six-month period ended June 30, 2013. $9.3 million of the increase is due to the acquisition of nine properties during the six-months ended June 30, 2014 and from two properties acquired in September 2013 and November 2013. The remaining increase is due to improved occupancy and rental rates at the historical properties.

Tenant reimbursement income. Reimbursement income increased $0.4 million to $0.8 million for the six-month period ended June 30, 2014 from $0.4 million for the six-month period ended June 30, 2013. The increase is due to the acquisition of nine properties during the six-months ended June 30, 2014 and from two properties acquired in September 2013 and November 2013.

Other income. Other income increased $0.5 million to $1.0 million for the six-month period ended June 30, 2014 from $0.5 million for the six-month period ended June 30, 2013. The increase is due to the acquisition of nine properties during the six-months ended June 30, 2014 and from two properties acquired in September 2013 and November 2013.

Expenses

Property operating expenses. Property operating expenses increased $5.2 million to $9.6 million for the six-month period ended June 30, 2014 from $4.4 million for the six-month period ended June 30, 2013. $4.7 million of the increase is due to the acquisition of nine properties during the six-months ended June 30, 2014 and from two properties acquired in September 2013 and November 2013. The remaining increase is due to an increase in real estate tax expense and repairs and maintenance expense at the historical properties.

General and administrative expense. General and administrative expense increased $0.2 million to $0.5 million for the six-month period ended June 30, 2014 from $0.3 million for the three-month period ended June 30, 2013. The increase is due to an increase in annual report and proxy filing costs during the six-month period ended June 30, 2014 and reimbursement of stock transfer agent fees from our advisor during the six-months ended June 30, 2013.

Asset management fees. Asset management fee expense increased $0.5 million to $0.7 for the six-month period ended June 30, 2014 from $0.2 million for the six-month period ended June 30, 2013. The increase is due to the acquisition of nine properties during the six-months ended June 30, 2014, from two properties acquired in September 2013 and November 2013, and the incentive fee payable under our amended advisory agreement.

Acquisition expenses. Acquisition expenses were $0.5 million for the six-month period ended June 30, 2014. These expenses were incurred in connection with the acquisition of nine properties during the six-month period ended June 30, 2014.

Depreciation and amortization. Depreciation and amortization expense increased $3.3 million to $5.4 million for the six-month period ended June 30, 2014 from $2.1 million for the six-month period ended June 30, 2013. The increase is due to the acquisition of nine properties during the six-months ended June 30, 2014 and from two properties acquired in September, 2013 and November 2013.

Interest expense. Interest expense increased $1.4 million to $3.2 million for the six-month period ended June 30, 2014 from $1.8 for the six-month period ended June 30, 2013. The increase is due to the $18.9 million first mortgage obtained on Eagle Ridge, the $67.8 million of debt assumed on the OKC Portfolio and King’s Landing and the $15.3 million first mortgage obtained on The Crossings during the six-month period ended June 30, 2014

Liquidity and Capital Resources

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

Our primary cash requirements are to:

•	make investments and fund the associated costs;

•	repay our indebtedness;

•	pay our operating expenses, including fees paid to our advisor and our property manager; and

•	distribute a minimum of 90% of our REIT taxable income (determined without regard to the deduction for dividends paid and excluding net capital gain) and to make investments in a manner that enables us to maintain our qualification as a REIT.

We intend to meet these liquidity requirements primarily through:

•	the use of our cash and cash equivalent balance of $8.1 million as of June 30, 2014;

•	cash generated from operating activities;

•	if required, proceeds from future borrowings and offerings.

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

On July 21, 2014, we completed an underwritten public offering selling 8,050,000 shares of our common stock for $9.50 per share raising gross and net proceeds of $76.5 million and $72.4 million, respectively.

On January 29, 2014, we completed an underwritten public offering selling 8,050,000 shares of our common stock for $8.30 per share raising gross and net proceeds of $66.8 million and $63.0 million, respectively.

On October 25, 2013, we entered into a $20 million secured revolving credit agreement with The Huntington National Bank to be used to acquire properties, for capital expenditures and for general corporate purposes. The facility has a 3-year term, bears interest at LIBOR plus 2.75% and contains customary financial covenants for this type of revolving credit agreement. As of June 30, 2014, there was $7.9 million of availability under this facility.

Cash Flows

As of June 30, 2014 and 2013, we maintained cash and cash equivalents of approximately $8.1 million and $2.2 million, respectively. Our cash and cash equivalents were generated from the following activities (dollars in thousands):

	For the Six-Month Periods Ended June 30
	2014	2013
Cash flow from operating activities	$5,884	$2,056
Cash flow from investing activities	(100,451)	(379)
Cash flow from financing activities	99,287	(1,962)

Net change in cash and cash equivalents	4,720	(285)
Cash and cash equivalents at beginning of period	3,334	2,533

Cash and cash equivalents at end of period	$8,054	$2,248

Our increased cash inflow from operating activities during the six-month period ended June 30, 2014 is primarily due to the operations of the nine additional properties acquired during the six-month period ended June 30, 2014 and two properties acquired in September 2013 and November 2013.

Our increased cash outflow from investing activities during the six-month period ended June 30, 2014 is primarily due to the acquisition of nine properties during the six-months ended June 30, 2014.

The increased cash flow from our financing activities during the six-month period ended June 30, 2014 is primarily due to the completion of our January underwritten public offering and financing secured by our Reserve at Eagle Ridge and The Crossings properties.

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

In May 2014, the FASB issued an accounting standard classified under FASB ASC Topic 606, “Revenue from Contracts with Customers”. This accounting standard generally replaces existing guidance by requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This standard is effective for annual reporting periods beginning after December 15, 2016. Management is currently evaluating the impact that this standard may have on our consolidated financial statements.

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

Interest Rate Risk and Sensitivity

Interest rates may be affected by economic, geo-political, monetary and fiscal policy, market supply and demand and other factors generally outside our control, and such factors may be highly volatile. A change in market interest rates applicable to the fixed-rate portion of our indebtedness affects the fair value, but it has no effect on interest incurred or cash flows. A change in market interest rates applicable to the variable portion of our indebtedness affects the interest incurred and cash flows, but does not affect the fair value.

As of June 30, 2014, our only interest rate sensitive assets or liabilities related to our $213.5 million of outstanding indebtedness, of which $50.2 million is floating-rate and $163.3 million is fixed-rate indebtedness. We monitor interest rate risk routinely and seek to minimize the possibility that a change in interest rates would impact the interest incurred and our cash flows. To mitigate such risk, we may use interest rate derivative contracts. As of June 30, 2014 and December 31, 2013, we did not have any interest rate derivatives in effect.

As of June 30, 2014, the fair value of our $163.3 million of fixed-rate indebtedness was $165.0 million. The fair value estimate of our fixed rate debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated at June 30, 2014. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations.

The following table summarizes the interest income and interest expense for a 12-month period, and the change in the net fair value of our investments and indebtedness assuming an instantaneous increase or decrease of 100 basis points in the LIBOR interest rate curve, both adjusted for the effects of our interest rate hedging activities (dollars in thousands):

	Liabilities Subject to Interest Rate Sensitivity (Par Amount)	100 Basis Point Increase	100 Basis Point Decrease(1)
Interest expense from variable-rate indebtedness	(50,225)	(502)	75
Fair value of fixed-rate indebtedness	(164,980)	(7,992)	8,567

(1)	Assumes the LIBOR interest rate will not decrease below 0%. The quoted 30-day LIBOR rate was 0.15% at June 30, 2014.

Item 4.	Controls and Procedures.

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

Changes in Internal Control Over Financial Reporting

There have been no significant changes in our internal control over financial reporting that occurred during the three-month period ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Independence Realty Trust, Inc.

Date: August 7, 2014	By:	/S/ SCOTT F. SCHAEFFER
Scott F. Schaeffer
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2014	By:	/S/ JAMES J. SEBRA
James J. Sebra
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit	Description

3.1	Articles of Restatement of Independence Realty Trust, Inc. (the “Company”), dated as of August 20, 2013, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 20, 2013.

3.2	Second Amended and Restated Bylaws of the Company, incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 (the “2013 Q1 10-Q”).

4.1	Fourth Amended and Restated Agreement of Limited Partnership of Independence Realty Operating Partnership, LP, dated as of May 7, 2013, incorporated by reference to Exhibit 4.1 to the 2013 Q1 10-Q.

4.2	First Amendment, dated as of August 20, 2013, to Fourth Amended and Restated Agreement of Limited Partnership of Independence Realty Operating Partnership, LP, dated as of May 7, 2013, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 20, 2013.

4.3	Admission Agreement and Amendment dated as of May 7, 2014 to Fourth Amendment and Restated Agreement of Limited Partnership of Independence Realty Operating Partnership, LP dated as of May 7, 2013, a corrected copy was incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 (the “2014 Q1 10-Q”), replacing the copy filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 7, 2014 (the “5/7/14 Form 8-K”).

4.4	Registration Rights Agreement by and among the Company, Independence Realty Operating Partnership, LP, RAIT Financial Trust and the RAIT Parties (as defined therein), dated as of July 26, 2013, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 1, 2013.

10.1	Independence Realty Trust, Inc. Long Term Incentive Plan Form of Stock Appreciation Rights Award Certificate adopted January 31, 2014, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 6, 2014 (the “2/6/14 Form 8-K”).

10.2	Independence Realty Trust, Inc. Long Term Incentive Plan a Form of Restricted Stock Award Certificate adopted January 31, 2014, incorporated by reference to Exhibit 10.2 to the 2/6/14 Form 8-K.

10.3	Loan Agreement dated as of February 7, 2014 between Bank of America, N.A., as lender, and IRT Eagle Ridge Apartments Owner, LLC, as borrower, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 12, 2014 (the “2/12/14 Form 8-K”).

10.4	Promissory Note dated February 7, 2014 made by IRT Eagle Ridge Apartments Owner, LLC, as borrower, payable to Bank of America, N.A., as lender, incorporated by reference to Exhibit 10.2 to the 2/12/14 Form 8-K.

10.5	Guaranty Agreement dated as of February 7, 2014 made by Independence Realty Operating Partnership, LP, as guarantor, for the benefit of Bank of America, N.A., as lender, incorporated by reference to Exhibit 10.2 to the 2/12/14 Form 8-K.

10.6	Purchase and Sale Agreement dated as of February 27, 2014 among Independence Realty Operating Partnership, LP, as buyer, BCMR King’s Landing, a Limited Partnership, and MLP King’s Landing, LLC, as sellers, incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (the “2013 10-K”).

10.7	Note and Mortgage Assumption Agreement dated as of February 28, 2014 among U.S. Bank National Association, a national banking association, as trustee for the registered holders of J.P. Morgan Chase Commercial Mortgage Securities Corp., Commercial Mortgage Pass-Through Certificates, Series 2006-LDP7, as lender, Kola Investments, LLC, as original borrower, IRT OKC Portfolio Owner, LLC, as new borrower, together with the Joinder by and Agreement of Original Indemnitor by Allstate Management Corp. and the Joinder by and Agreement of New Indemnitor by Independence Realty Operating Partnership, LP and the Company, incorporated by reference to Exhibit 10.37 to the 2013 10-K.

10.8	Loan Agreement dated as of March 3, 2006 between Kola Investments, L.L.C., as borrower, and GMAC Commercial Mortgage Corporation, as lender, incorporated by reference to Exhibit 10.38 to the 2013 10-K.

10.9	Consolidated Amended and Restated Promissory Note dated as of March 3, 2006 between Kola Investments, L.L.C., as borrower, and GMAC Commercial Mortgage Corporation, as lender, incorporated by reference to Exhibit 10.39 to the 2013 10-K.

10.10	Guaranty dated as of March 3, 2006 by Allstate Management Corp. in favor of GMAC Commercial Mortgage Corporation, as lender, incorporated by reference to Exhibit 10.40 to the 2013 10-K.

Exhibit	Description

10.11	Environmental Indemnity Agreement dated as of March 3, 2006 by Kola Investments, L.L.C. and Allstate Management Corp. in favor of GMAC Commercial Mortgage Corporation, as lender, incorporated by reference to Exhibit 10.41 to the 2013 10-K.

10.12	Assumption and Release Agreement dated as of March 31, 2014 among the original guarantors named therein, Independence Realty Operating Partnership, LP, as the new guarantor, between King’s Landing LLC, as borrower, and Fannie Mae, as lender, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 3, 2014 (the “4/3/14 Form 8-K”).

10.13	First Amendment to Multifamily Loan and Security Agreement made as of March 31, 2014 between King’s Landing LLC, as borrower, and Fannie Mae, as lender, incorporated by reference to Exhibit 10.2 to the 4/3/14 Form 8-K.

10.14	Multifamily Loan and Security Agreement made as of May 24, 2012 between King’s Landing LLC, as borrower, and CWCapital LLC, as lender, incorporated by reference to Exhibit 10.3 to the 4/3/14 Form 8-K.

10.15	Multifamily Note dated as of May 24, 2012 made by King’s Landing LLC, as borrower, to CWCapital LLC, as lender, incorporated by reference to Exhibit 10.4 to the 4/3/14 Form 8-K.

10.16	Guaranty of Non-Recourse Obligations dated as of May 24, 2012 made by the guarantors named therein, as guarantor, to CWCapital LLC, as lender, incorporated by reference to Exhibit 10.5 to the 4/3/14 Form 8-K.

10.17	Contribution Agreement dated as of May 2, 2014 among Independence Realty Operating Partnership, LP and the contributors named therein, incorporated by reference to Exhibit 10.1 to the 5/7/14 Form 8-K.

10.18.1	Promissory Note dated May 7, 2014 (the “5/7/14 Note”) made by the makers named therein to IRT UPREIT Lender, LP (“IRT Lender”), as lender incorporated by reference to Exhibit 10.2 to the 5/7/14 Form 8-K.

10.18.2	Satisfaction of Mortgage dated July 15, 2014 by IRT Lender relating to the 5/7/14 Note, filed herewith.

10.19	Loan Assumption Agreement and Release dated as of May 5, 2014 effective May 7, 2014 among the transferors named therein, IRT Carrington Apartment Owner, LLC, as transferee, and IRT Lender, incorporated by reference to Exhibit 10.19 to the 2014 Q1 10-Q.

12.1	Statements regarding computation of ratios as of June 30, 2014, filed herewith.

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

101	XBRL (eXtensible Business Reporting Language). The following materials, formatted in XBRL: (i) Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013, (ii) Consolidated Statements of Operations for the three-and six-month periods ended June 30, 2014 and June 30, 2013, (iii) Consolidated Statements of Cash Flows for the six-month periods ended June 30, 2014 and June 30, 2013, (iv) Consolidated Statements of Changes in Equity for the six-month periods ended June 30, 2014 and (v) notes to the consolidated financial statements as of June 30, 2014.