Form 10-Q
period 2014-09-30
INDEPENDENCE REALTY TRUST, INC
filed 2014-11-07
CIK 1466085

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of November 6, 2014 there were 25,801,540 shares of the Registrant’s common stock issued and outstanding.

INDEPENDENCE REALTY TRUST, INC.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

Independence Realty Trust, Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited and dollars in thousands, except share and per share data)

	As of September 30, 2014	As of December 31, 2013
ASSETS:
Investments in real estate:
Investments in real estate at cost	$444,050	$190,096
Accumulated depreciation	(20,848)	(15,775)

Investments in real estate, net	423,202	174,321
Cash and cash equivalents	34,786	3,334
Restricted cash	4,870	1,122
Accounts receivable and other assets	2,748	1,731
Intangible assets, net of accumulated amortization of $3,495 and $569, respectively	1,327	517
Deferred costs, net of accumulated amortization of $386 and $151, respectively	2,090	846

Total Assets	$469,023	$181,871

LIABILITIES AND EQUITY:
Indebtedness	$253,833	$103,303
Accounts payable and accrued expenses	7,407	2,374
Accrued interest payable	30	63
Dividends payable	1,567	515
Other liabilities	1,205	708

Total Liabilities	264,042	106,963

Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized, 0 and 0 shares issued and outstanding, respectively	—	—
Common stock, $0.01 par value; 300,000,000 shares authorized, 25,801,540 and 9,652,540 shares issued and outstanding, including 40,000 unvested restricted common share awards, as of September 30, 2014	258	96
Additional paid-in capital	213,006	78,112
Retained earnings (accumulated deficit)	(11,560)	(3,300)

Total shareholders’ equity	201,704	74,908
Noncontrolling interests	3,277	—

Total Equity	204,981	74,908

Total Liabilities and Equity	$469,023	$181,871

The accompanying notes are an integral part of these consolidated financial statements.

Independence Realty Trust, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited and dollars in thousands, except share and per share data)

	For the Three-Month Periods Ended September 30		For the Nine-Month Periods Ended September 30
	2014	2013	2014	2013
REVENUE:
Rental income	$11,872	$4,259	$29,838	$12,655
Tenant reimbursement income	505	225	1,307	668
Other income	680	303	1,696	852

Total revenue	13,057	4,787	32,841	14,175
EXPENSES:
Property operating expenses	6,152	2,414	15,725	6,820
General and administrative expenses	248	103	794	374
Asset management fees	445	4	1,092	165
Acquisition expenses	687	50	1,201	50
Depreciation and amortization expense	3,309	1,008	8,664	3,107

Total expenses	10,841	3,579	27,476	10,516

Operating income	2,216	1,208	5,365	3,659
Interest expense	(2,281)	(906)	(5,510)	(2,693)
Interest income	7	—	12	—
Gain (loss) on assets	—	—	2,882	—

Net income (loss):	(58)	302	2,749	966
Income allocated to preferred shares	—	(2)	—	(10)
(Income) loss allocated to noncontrolling interest	2	(45)	2	(649)

Net income (loss) allocable to common shares	$(56)	$255	$2,751	$307

Earnings (loss) per share:
Basic	$0.00	$0.03	$0.14	$0.08

Diluted	$0.00	$0.03	$0.14	$0.08

Weighted-average shares:
Basic	24,011,540	7,643,540	19,004,591	3,875,331

Diluted	24,011,540	7,643,540	19,040,301	3,875,331

The accompanying notes are an integral part of these consolidated financial statements.

Independence Realty Trust, Inc. and Subsidiaries

Consolidated Statements of Changes in Equity

(Unaudited and dollars in thousands, except share information)

	Common Shares	Par Value Common Shares	Additional Paid In Capital	Retained Earnings (Deficit)	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance, January 1, 2014	9,652,540	$96	$78,112	$(3,300)	$74,908	$—	$74,908
Net income (loss)	—	—	—	2,751	2,751	(2)	2,749
Common dividends declared	—	—	—	(11,011)	(11,011)	—	(11,011)
Stock compensation expense	49,000	1	174	—	175	—	175
Common shares issued, net	16,100,000	161	134,720	—	134,881	—	134,881
Issuance of noncontrolling interests	—	—	—	—	—	3,363	3,363
Distributions to noncontrolling interests	—	—	—	—	—	(84)	(84)

Balance, September 30, 2014	25,801,540	$258	$213,006	$(11,560)	$201,704	$3,277	$204,981

The accompanying notes are an integral part of these consolidated financial statements.

Independence Realty Trust, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited and dollars in thousands)

	For the Nine-Month Periods Ended September 30
	2014	2013
Cash flows from operating activities:
Net income (loss)	$2,749	$966
Adjustments to reconcile net income (loss) to cash flow from operating activities:
Depreciation and amortization	8,664	3,107
Amortization of deferred financing costs and debt premiums	(478)	54
Share based compensation	175	—
(Gain) loss on assets	(2,882)	—
Changes in assets and liabilities:
Accounts receivable and other assets	(78)	(632)
Accounts payable and accrued expenses	2,415	218
Accrued interest payable	(33)	0
Other liabilities	(35)	13

Net cash from operating activities	10,497	3,726
Cash flows from investing activities:
Acquisition of real estate properties	(178,158)	(13,020)
Capital expenditures	(2,522)	(1,130)
(Increase) decrease in restricted cash	(3,427)	74

Net cash from investing activities	(184,107)	(14,076)
Cash flows from financing activities:
Debt borrowings	100,917	—
Debt repayments	(20,618)	(129)
Proceeds from issuance of common stock	134,881	31,461
(Payments) reimbursements for deferred financing costs	(75)	(102)
Redemption of preferred shares	—	(137)
Redemption of noncontrolling interests	—	(3,500)
Distributions on common stock	(9,981)	(1,435)
Distributions on preferred stock	—	(10)
Distributions to noncontrolling interests	(62)	(1,805)

Net cash from financing activities	205,062	24,343

Net change in cash and cash equivalents	31,452	13,993
Cash and cash equivalents, beginning of period	3,334	2,533

Cash and cash equivalents, end of the period	$34,786	$16,526

Supplemental cash flow information:
Cash paid for interest	$6,022	$2,641
Non cash decrease in noncontrolling interest from conversion of common limited partnership units to share of common stock	$—	$43,585
Mortgage debt assumed	$66,963	$—

The accompanying notes are an integral part of these consolidated financial statements.

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of September 30, 2014

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

As of September 30, 2014, we owned 22 properties with 6,470 units located in 12 states.

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

As of September 30, 2014

(Unaudited and dollars in thousands, except share and per share data)

Upon the acquisition of properties, we estimate the fair value of acquired tangible assets (consisting of land, building and improvements) and identified intangible assets and liabilities (consisting of above and below-market leases, in-place leases and tenant relationships), and assumed debt at the date of acquisition, based on the evaluation of information and estimates available at that date. Based on these estimates, we allocate the initial purchase price to the applicable assets and liabilities. As final information regarding fair value of the assets acquired and liabilities assumed is received and estimates are refined, appropriate adjustments will be made to the purchase price allocation, in no case later than twelve months of the acquisition date. We did not make any adjustments to the purchase price allocation during the three and nine-month periods ended September 30, 2014.

In determining the fair value of the identified intangible assets and liabilities of an acquired property, above-market and below-market in-place lease values are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the differences between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining term of the lease. The capitalized above-market lease values and the capitalized below-market lease values are amortized as an adjustment to rental income over the lease term. We did not acquire any above-market or below-market in-place leases during the three and nine-month periods ending September 30, 2014.

The aggregate value of in-place leases is determined by evaluating various factors, including an estimate of carrying costs during the expected lease-up periods, current market conditions and similar leases. In estimating carrying costs, management includes real estate taxes, insurance and other operating expenses, and estimates of lost rental revenue during the expected lease-up periods based on current market demand. Management also estimates costs to execute similar leases including leasing commissions, legal and other related costs. The value assigned to this intangible asset is amortized over the assumed lease up period, typically six months For the three and nine-month periods ended September 30, 2014 we recorded $983 and $2,927 of amortization expense for intangible assets, respectively. For the three and nine-month periods ended September 30, 2013 we recorded $39 and $275 of amortization expense for intangible assets, respectively. As of September 30, 2014, we expect to record additional amortization expense on current in-place lease intangible assets of $805 and $522 for the remainder of 2014 and 2015, respectively.

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

Depreciation and Amortization Expense

Depreciation expense for real estate assets is computed using a straight-line method based on a life of 40 years for buildings and improvements and five to ten years for equipment and fixtures. Expenditures for tenant improvements are capitalized and amortized over the initial term of each lease. For the three and nine-month periods ended September 30, 2014 we recorded $2,326 and $5,737 of depreciation expense, respectively. For the three and nine-month periods ended September 30, 2013 we recorded $967 and $2,831 of depreciation expense, respectively.

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of September 30, 2014

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

FASB ASC Topic 825, “Financial Instruments” requires disclosure of the fair value of financial instruments for which it is practicable to estimate that value. The fair value of mortgage indebtedness is based on a discounted cash flows valuation technique, which classifies this as a level 3 liability within the fair value hierarchy. The carrying value and fair value of mortgage indebtedness as of September 30, 2014 was $248,833 and $254,503, respectively. The carrying value and fair value of mortgage indebtedness as of December 31, 2013 was $100,803 and $101,272, respectively. The fair value of secured credit facility, cash and cash equivalents and restricted cash approximates cost due to the nature of these instruments.

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of September 30, 2014

(Unaudited and dollars in thousands, except share and per share data)

f. Recent Accounting Pronouncements

In April 2014, the FASB issued an accounting standard classified under FASB ASC Topic 205, “Presentation of Financial Statements”. This accounting standard amends existing guidance to change reporting requirements for discontinued operations by requiring the disposal of an entity to be reported in discontinued operations if the disposal represents a strategic shift that has or will have a major effect on an entity’s operations and financial results. This standard is effective for interim and annual reporting periods beginning on or after December 15, 2014. Management does not anticipate that future disposals of real estate properties would qualify for discontinued operations under the new standard.

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

NOTE 3: Investments in Real Estate

As of September 30, 2014, our investments in real estate consisted of 22 apartment properties with 6,470 units. As of December 31, 2013, our investments in real estate consisted of 10 apartment properties with 2,790 units. The table below summarizes our investments in real estate:

	As of September 30, 2014	As of December 31, 2013	Depreciable Lives (In years)
Land	$88,585	$37,418	—
Building	350,585	149,657	40
Furniture, fixtures and equipment	4,880	3,021	5-10

Total investment in real estate	444,050	190,096
Accumulated depreciation	(20,848)	(15,775)

Investments in real estate, net	$423,202	$174,321

Acquisitions

On October 20, 2014, we entered into five purchase and sale agreements to acquire an apartment residential portfolio with a total of 1,549 units located in Louisville, KY. Pursuant to the terms and conditions of the purchase and sale agreements, the aggregate purchase price is $162,500. The closing is subject to customary terms and conditions and we may terminate any of the purchase agreements with or without cause prior to the expiration of the due diligence period.

On September 15, 2014, we acquired a 500-unit apartment residential community located in Shelby County, TN, known as Stonebridge Crossing. We acquired the property for an aggregate purchase price of $29,800 exclusive of closing costs.

On September 5, 2014, we acquired a 268-unit apartment residential community located in Garner, North Carolina, known as Lenoxplace at Garner Station. We acquired the property for an aggregate purchase price of $24,250 exclusive of closing costs.

On August 28, 2014, we acquired a 360-unit apartment residential community located in Cordova, Tennessee, known as Walnut Hill. We acquired the property for an aggregate purchase price of $27,900 exclusive of closing costs. In connection with the acquisition, our operating partnership issued 137,361 limited partnership units valued at $1,377.

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

As of September 30, 2014

(Unaudited and dollars in thousands, except share and per share data)

On January 31, 2014, we acquired a 370-unit apartment residential community located in Waukegan, Illinois, known as The Reserve at Eagle Ridge. We acquired the property for an aggregate purchase price of $29,000 exclusive of closing costs.

The following table summarizes the aggregate fair value of the assets and liabilities associated with the properties acquired during the nine-month period ended September 30, 2014, on the date of each acquisition, for the real estate accounted for under FASB ASC Topic 805.

Description	Fair Value of Assets Acquired During the Nine-Month Period Ended September 30, 2014
Assets acquired:
Investments in real estate	$252,095
Restricted cash	320
Other assets	1,747
Deferred financing costs	548
Intangible asset	3,736

Total assets acquired	$258,446
Liabilities assumed:
Loans payable on real estate	$69,512
Accounts payable and accrued expenses	2,630
Other liabilities	518

Total liabilities assumed	72,660

Estimated fair value of net assets acquired	$185,786

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

Description	For the Three-Month Period Ended September 30, 2014	For the Three-Month Period Ended September 30, 2013
Total revenue from acquisitions, as reported	$6,607	$0
Pro forma revenue	15,295	13,309
Net income (loss) allocable to common shares from acquisitions, as reported	(155)	0
Pro forma net income (loss) allocable to common shares	252	1,099
Earnings (loss) per share
Basic-as reported	$(0.01)	$0.00
Diluted-as reported	$(0.01)	$0.00
Basic-pro forma	$0.01	$0.14
Diluted-pro forma	$0.01	$0.14

Description	For the Nine-Month Period Ended September 30, 2014	For the Nine-Month Period Ended September 30, 2013
Total revenue from acquisitions, as reported	$13,525	$0
Pro forma revenue	45,189	39,258
Net income (loss) allocable to common shares from acquisitions, as reported(1)	2,457	0
Pro forma net income (loss) allocable to common shares	4,872	2,845
Earnings (loss) per share
Basic-as reported	$0.13	$0.00
Diluted-as reported	$0.13	$0.00
Basic-pro forma	$0.26	$0.73
Diluted-pro forma	$0.26	$0.73

(1)	The fair value of a property acquired exceeded the purchase price and a gain of $2,882 was recorded.

We have not yet completed the process of estimating the fair value of assets acquired and liabilities assumed. Accordingly, our preliminary estimates and the allocation of the purchase price to the assets acquired and liabilities assumed may change as we complete the process. In accordance with FASB ASC Topic 805, changes, if any, to the preliminary estimates and allocation will be reported in our financial statements retrospectively. We did not make any adjustments to the purchase price allocation during the three and nine-month periods ended September 30, 2014.

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of September 30, 2014

(Unaudited and dollars in thousands, except share and per share data)

NOTE 4: Mortgage Indebtedness

The following table contains summary information concerning the indebtedness that encumbered our properties as of September 30, 2014:

	Outstanding Principal	Carrying Amount	Effective Interest Rate		Maturity Date
Belle Creek Apartments	$10,575	$10,575	2.4	%(1)	April 28, 2021
Berkshire Square Apartments	8,612	8,612	4.4	%(3)	January 1, 2021
Centrepoint Apartments	17,600	17,600	3.7	%(2)	January 1, 2019
Copper Mill Apartments	7,223	7,223	5.7%		May 1, 2021
Crestmont Apartments	6,633	6,633	5.7%		May 1, 2021
Cumberland Glen Apartments	6,781	6,781	5.7%		May 1, 2021
Heritage Trace Apartments	5,405	5,405	5.7%		May 1, 2021
Runaway Bay Apartments	10,081	10,081	3.6%		November 1, 2022
Tresa at Arrowhead	27,500	27,500	2.4	%(1)	April 28, 2021
Reserve at Eagle Ridge	18,850	18,850	4.7%		March 1, 2024
OKC Portfolio	45,189	47,025	2.8	%(5)	April 1, 2016
Kings’ Landing	21,200	21,200	4.0	%(6)	June 1, 2021
Crossings	15,313	15,313	3.9%		June 1, 2024
Carrington Park	14,235	14,235	4.0%		August 1, 2024
Arbors at the Reservoir	13,150	13,150	4.0%		August 1, 2024
Walnut Hill	18,650	18,650	3.4%		October 1, 2021

Total mortgage debt/Weighted-Average	$246,997	$248,833	3.7%
Secured Credit Facility	5,000	5,000	2.7	%(4)	October 25, 2016

Total indebtedness /Weighted-Average	$251,997	$253,833	3.7%

(1)	Floating rate at 225 basis points over 30-day LIBOR. As of September 30, 2014, 30-day LIBOR was 0.15%. Interest only payments are due monthly. These mortgages are held by RAIT.
(2)	Fixed rate. Interest only payments are due monthly. Beginning February 1, 2015, principal and interest payments are required based on a 30-year amortization schedule.
(3)	Fixed Rate. Interest only payments are due monthly. Beginning February 1, 2016, principal and interest payments are required based on a 30-year amortization schedule.
(4)	Floating rate at 250 basis points over 30-day LIBOR. As of September 30, 2014, 30-day LIBOR was 0.15%. Interest only payments are due monthly. As of September 30, 2014, we were in compliance with all financial covenants contained in the credit facility.
(5)	Contractual interest rate is 5.6%. The debt was assumed and recorded at a premium that will be amortized to interest expense over the remaining term. Principal and interest payments are required based on a 30-year amortization schedule.
(6)	Fixed Rate. Interest only payments are due monthly. Beginning June 1, 2017, principal and interest payments are required based on a 30-year amortization schedule.

As of September 30,2014 we were in compliance with all financial covenants contained in our indebtedness.

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of September 30, 2014

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

The weighted average interest rate of our mortgage indebtedness was 3.7% as of September 30, 2014. As of September 30, 2014, RAIT held $38,075 of our mortgage indebtedness while $208,922 was held by third parties. As of December 31, 2013, RAIT held $38,075 of our mortgage indebtedness while $65,228 was held by third parties. For each of the three and nine-month periods ended September 30, 2014 we paid approximately $244 and $723 respectively, of interest to RAIT.

On October 24, 2014 we entered into a loan agreement for a $15,991 loan secured by a first mortgage on our Lenoxplace property. The loan bears interest at a fixed rate of 3.7% per annum, provides for monthly payments of interest only until the maturity date of November 1, 2021 when the principal balance, accrued interest and all other amounts due under the loan become due.

On September 15, 2014, we entered into a loan agreement for a $18,650 loan secured by a first mortgage on our Walnut Hill property. The loan bears interest at a fixed rate of 3.4% per annum, provides for monthly payments of interest only until the maturity date of October 1, 2021 when the principal balance, accrued interest and all other amounts due under the loan become due.

On September 9, 2014 we amended our secured revolving credit agreement with the Huntington National Bank. The amendment increased the facility from $20,000 to $30,000 and bears interest at LIBOR plus 2.50%.

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

As of September 30, 2014

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

NOTE 5: Shareholder Equity and Non-Controlling Interests

Stockholder Equity

Common Shares

On July 21, 2014, we completed an underwritten public offering selling 8,050,000 shares of our common stock for $9.50 per share raising gross and net proceeds of $76,475 and $72,002, respectively.

On January 29, 2014, we completed an underwritten public offering selling 8,050,000 shares of our common stock for $8.30 per share resulting in gross and net proceeds of $66,815 and $62,718, respectively.

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

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of September 30, 2014

(Unaudited and dollars in thousands, except share and per share data)

On July 10, 2014 our board of directors declared the following dividends:

Month	Record Date	Payment Date	Dividend Declared Per Share
July 2014	July 31, 2014	August 15, 2014	$0.06
August 2014	August 29, 2014	September 15, 2014	$0.06
September 2014	September 30, 2014	October 15, 2014	$0.06

On October 16, 2014 our board of directors declared the following dividends:

Month	Record Date	Payment Date	Dividend Declared Per Share
October 2014	October 31, 2014	November 17, 2014	$0.06
November 2014	November 28, 2014	December 15, 2014	$0.06
December 2014	December 31, 2014	January 15, 2015	$0.06

Noncontrolling Interest

On August 28, 2014, our operating partnership issued 137,361 limited partnership units valued at $1,377 in connection with the Walnut Hill acquisition.

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

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of September 30, 2014

(Unaudited and dollars in thousands, except share and per share data)

On October 16, 2014 our board of directors declared the following distributions on our operating partnership’s LP units:

Month	Record Date	Payment Date	Dividend Declared Per Share
October 2014	October 31, 2014	November 17, 2014	$0.06
November 2014	November 28, 2014	December 15, 2014	$0.06
December 2014	December 31, 2014	January 15, 2015	$0.06

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

As of September 30, 2014

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

Pursuant to the terms of the amended advisory agreement, our advisor will be compensated as follows:

•	Quarterly base management fee of 0.1875% of average gross real estate assets as of the last day of such quarter. Average gross real estate assets means the average of the aggregate book value of our real estate assets before reserves for depreciation or other similar noncash reserves and excluding the book values attributable to the eight properties that were acquired prior to August 16, 2013. We compute average gross real estate assets by taking the average of these book values at the end of each month during the quarter for which we are calculating the fee. The fee is payable quarterly in an amount equal to 0.1875% of average gross real estate assets as of the last day of such quarter. For the three and nine-month periods ended September 30, 2014, our advisor earned $445 and $938 of asset management fees, respectively. For the three and nine-month periods ended September 30, 2013, our advisor earned $0 and $82 of asset management fees, respectively.

•	We pay our advisor an incentive fee based on our pre-incentive fee core funds from operations, or Core FFO, a non-GAAP measure, as defined in the advisory agreement. The incentive fee is computed at the end of each fiscal quarter as follows:

•	no incentive fee in any fiscal quarter in which our pre-incentive fee Core FFO does not exceed the hurdle rate of 1.75% (7% annualized) of the cumulative gross amount of equity capital we have obtained; and

•	20% of the amount of our pre-incentive fee Core FFO that exceeds 1.75% (7% annualized) of the cumulative gross proceeds from the issuance of equity securities we have obtained.

•	For the three and nine-month periods ended September 30, 2014 our advisor earned $0 and $154 of incentive fees, respectively. For the three and nine-month periods ended September 30, 2013 our advisor earned $0 and $79 of incentive fees. These fees are included within asset management fees in our consolidated statements of operations.

As of September 30, 2014 and December 31, 2013 we had liabilities payable to our advisor for asset management fees of $445 and $107, respectively.

Property Management Fees Paid to Our Property Manager

We have entered into property management agreements with RAIT Residential, or our property manager, which is majority owned by RAIT, with respect to each of our properties. Pursuant to the property management agreements, we pay our property manager property management and leasing fees on a monthly basis of an amount up to 4.0% of the gross revenues from the property for each month. Additionally, we may pay our property manager a separate fee for the one-time initial rent-up or leasing-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s length transactions by others rendering similar services in the same geographic area for similar properties as determined by a survey of brokers and agents in such area. Each management agreement has an initial one year term, subject to automatic one-year renewals unless either party gives prior notice of its desire to terminate the management agreement. For the three and nine-month periods ended September 30, 2014 our property manager earned $471 and $1,203, respectively, of property management and leasing fees. For the three and nine-month periods ended September 30, 2013 our property manager earned $190 and $563, respectively, of property management and leasing fees. As of September 30, 2014 and December 31, 2013, we had liabilities payable to our property manager for property management and leasing fees of $175 and $83, respectively.

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of September 30, 2014

(Unaudited and dollars in thousands, except share and per share data)

NOTE 8: Earnings (Loss) Per Share

The following table presents a reconciliation of basic and diluted earnings (loss) per share for the three and nine-month periods ended September 30, 2014 and 2013:

	For the Three-Month Periods Ended September 30		For the Nine-Month Periods Ended September 30
	2014	2013	2014	2013
Net Income (loss)	$(58)	$302	$2,749	$966
(Income) loss allocated to preferred shares	—	(2)	—	(10)
(Income) loss allocated to non-controlling interests	2	(45)	2	(649)

Net Income (loss) allocable to common shares	(56)	255	2,751	307

Weighted-average shares outstanding—Basic	24,011,540	7,643,540	19,004,591	3,875,331
Dilutive securities under the treasury stock method	—	—	35,604	—
Weighted-average shares outstanding—Diluted	24,011,540	7,643,540	19,040,301	3,875,331

Earnings (loss) per share—Basic	$(0.00)	$0.03	$0.14	$0.08

Earnings (loss) per share—Diluted	$(0.00)	$0.03	$0.14	$0.08

For the three-month period ended September 30, 2014, SARS and unvested shares of 54,268, were excluded from the earnings (loss) per share computation because their effect would have been anti-dilutive.

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

Overview

We are a Maryland corporation that owns apartment properties in geographic submarkets that we believe support strong occupancy and have the potential for growth in rental rates. We seek to provide stockholders with attractive risk-adjusted returns, with an emphasis on distributions and capital appreciation. We are externally advised by a wholly-owned subsidiary of RAIT Financial Trust, or RAIT (NYSE: RAS), a multi-strategy commercial real estate company organized as an internally managed REIT with approximately $5.4 billion of assets under management as of September 30, 2014. RAIT invests primarily in commercial mortgages and, to a lesser extent, apartment properties. RAIT owned 28.2% of our outstanding common shares as of September 30, 2014. We elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, or the Code, commencing with our taxable year ended December 31, 2011.

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

On July 21, 2014, we completed an underwritten public offering of our common stock raising gross proceeds of $76.5 million. We deployed or reserved the majority of the proceeds during the quarter ending September 30, 2014. After giving effect to this offering, the percent of our outstanding common stock held by RAIT was reduced from 39.4% to 28.2%. During the nine month period ending September 30, 2014, we acquired 12 properties totaling 3,680 units for $168.5 million. These acquisitions contributed to our substantial growth in a number of key financial measures this quarter when compared to the corresponding period in 2013 as follows: core funds from operations increased 202% to $4.0 million from $1.3 million, operating income increased 83% to $2.2 million from $1.2 million and total revenues grew 173% to $13.1 million from $4.8 million.

Key Statistics

(Unaudited and dollars in thousands, except per share and per unit information)

	As of or For the Three-Month Periods Ended
	September 30, 2014	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013
Financial Statistics:
Total revenue	$13,057	$11,649	$8,135	$5,768	$4,787
Earnings (loss) per share-diluted	$(0.00)	$(0.01)	$0.19	$0.03	$0.03
Funds from Operations (“FFO”) per share	$0.14	$0.18	$0.33	$0.17	$0.17
Core funds from operations (“CFFO”) per share	$0.17	$0.19	$0.17	$0.20	$0.17
Dividends declared per common share	$0.18	$0.18	$0.18	$0.16	$0.16
Total Shares Outstanding	25,801,540	17,751,540	17,742,540	9,652,540	9,643,540
Apartment Property Portfolio:
Reported investments in real estate at cost	$444,050	$362,323	$320,437	$190,096	$166,665
Net operating income	$6,905	$6,064	$4,147	$3,159	$2,373
Number of properties owned	22	19	17	10	9
Multifamily units owned	6,470	5,342	4,970	2,790	2,358
Portfolio weighted average occupancy	92.6%	93.1%	93.9%	94.6%	94.4%
Weighted average monthly effective rent per unit (1)	$791	$764	$730	$765	$784

(1)	Weighted average monthly effective rent per occupied unit represents the average monthly rent collected for all occupied units after giving effect to tenant concessions. We do not report average effective rent per unit in the month of acquisition as it is not representative of a full month of operations. Same Store weighted average effective rent per unit was $814, $798, $795, $792, and $784 for the periods presented above, respectively. Same Store is defined as properties in the portfolio as of June 30, 2013 through September 30, 2014.

As of September 30, 2014, we own 22 apartment properties containing an aggregate of 6,470 apartment units. We refer to these apartment properties as our “existing portfolio.” As of September 30, 2014, our existing portfolio had an average occupancy of 92.6% and an average monthly effective rent per occupied apartment unit of $791.

Our Properties

The following table presents an overview of our portfolio as of September 30, 2014.

Property Name	Location	Acquisition Date	Year Built or Renovated(1)	Units(2)		Physical Occupancy(3)	Average Monthly Effective Rent per Occupied Unit(4)
Belle Creek	Henderson, Colorado	4/29/2011	2011	162	(5)	96.3%	$1,024
Copper Mill	Austin, Texas	4/29/2011	2010	320		94.7%	812
Crestmont	Marietta, Georgia	4/29/2011	2010	228		96.5%	937
Cumberland Glen	Smyrna, Georgia	4/29/2011	2010	222		95.5%	711
Heritage Trace	Newport News, Virginia	4/29/2011	2010	200		87.5%	695
Tresa at Arrowhead	Phoenix, Arizona	4/29/2011	2006	360		96.1%	828
Centrepoint	Tucson, Arizona	12/16/2011	2006	320		91.6%	833
Runaway Bay	Indianapolis, Indiana	10/11/2012	2002	192		95.8%	916
Berkshire Square	Indianapolis, Indiana	9/19/2013	2012	354		91.2%	572
The Crossings	Jackson, Mississippi	11/22/2013	2006	432		83.8%	778
Reserve at Eagle Ridge	Waukegan, Illinois	1/31/2014	2008	370		91.6%	942
Windrush	Edmond, Oklahoma	2/28/2014	2011	160		95.0%	783
Heritage Park	Oklahoma City, Oklahoma	2/28/2014	2011	453		92.5%	636
Raindance	Oklahoma City, Oklahoma	2/28/2014	2011	504		92.1%	527
Augusta	Oklahoma City, Oklahoma	2/28/2014	2011	197		90.9%	683
Invitational	Oklahoma City, Oklahoma	2/28/2014	2011	344		89.5%	686
King’s Landing	Creve Coeur, Missouri	3/31/2014	2005	152		87.9%	1,493
Carrington Park	Little Rock, Arkansas	5/07/2014	1999	202		90.1%	1,000
Arbors at the Reservoir	Ridgeland, Mississippi	6/04/2014	2000	170		95.3%	1,062
Walnut Hill	Cordova, Tennessee	8/28/2014	2001	360		95.8%	919
Lenoxplace	Raleigh, North Carolina	9/05/2014	2012	268		95.9%	—	(6)
Stonebridge	Cordova, Tennessee	9/15/2014	1994	500		94.8%	—	(6)

Total/Weighted Average				6,470		92.6%	$791

(1)	All dates are for the year in which a significant renovation program was completed, except for Runaway Bay, Arbors at the Reservoir, King’s Landing, Walnut Hill and Stonebridge which is the year construction was completed.
(2)	Units represents the total number of apartment units available for rent at September 30, 2014.
(3)	Physical occupancy for each of our properties is calculated as (i) total units rented as of September 30, 2014 divided by (ii) total units available as of September 30, 2014, expressed as a percentage.
(4)	Average monthly effective rent per occupied unit represents the average monthly rent for all occupied units for the three-month period ended September 30, 2014.
(5)	Includes 6,256 square feet of retail space in six units, of which 1,010 square feet of space is occupied by RAIT Residential for use as the leasing office. The remaining 5,246 square feet of space is 86% occupied by four tenants with an average monthly base rent of $1,623, or $16 per square foot per year. These four tenants are principally engaged in the following businesses: grocery, retail and various retail services.
(6)	We do not report average effective rent per unit in the month of acquisition as it is not representative of a full month of operations.

On October 20, 2014, we entered into five purchase and sale agreements to acquire an apartment residential portfolio with a total of 1,549 units located in Louisville, Kentucky. Pursuant to the terms and conditions of the purchase and sale agreements, the aggregate purchase price is $162,500. The closing is subject to customary terms and conditions and we may terminate any of the purchase agreements with or without cause prior to the expiration of the due diligence period.

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

Set forth below is a reconciliation of net income (loss) to FFO and Core FFO for the three and nine-months ended September 30, 2014 and 2013 (in thousands, except share and per share information):

	For the Three-Month Period Ended September 30, 2014		For the Three-Month Period Ended September 30, 2013
	Amount	Per Share	Amount	Per Share
Funds From Operations:
Net income (loss)	$(58)	$(0.00)	$302	$0.04
Adjustments:
Income allocated to preferred shares	—	—	(2)	(0.00)
Income allocated to preferred units	2	—	(45)	(0.01)
Real estate depreciation and amortization	3,309	0.14	1,008	0.13

Funds From Operations	$3,253	$0.14	$1,263	$0.17

Weighted-average shares—diluted	24,011,540	24,011,540	7,643,540	7,643,540

Core Funds From Operations:
Funds From Operations	$3,253	$0.14	$1,263	$0.17
Adjustments:
Equity based compensation	31	0.00	—	—
Acquisition fees and expenses	687	0.03	50	0.00

Core Funds From Operations	$3,971	$0.17	$1,313	$0.17

Weighted-average shares—diluted	24,011,540	24,011,540	7,643,540	7,643,540

	For the Nine-Month Period Ended September 30, 2014		For the Nine-Month Period Ended September 30, 2013
	Amount	Per Share	Amount	Per Share
Funds From Operations:
Net income (loss)	$2,749	$0.14	$966	$0.15
Adjustments:
Income allocated to preferred shares	—	—	(10)	(0.00)
Income allocated to preferred units	2	0.00	(220)	(0.03)
Real estate depreciation and amortization	8,664	0.46	3,107	0.49

Funds From Operations	$11,415	$0.60	$3,843	$0.61

Weighted-average shares—diluted	19,040,301	19,040,301	6,309,900	6,309,900

Core Funds From Operations:
Funds From Operations	$11,415	$0.60	$3,843	$0.61
Adjustments:
Acquisition fees and expenses	1,201	0.07	50	0.01
Equity based compensation	174	0.02	—	—
(Gains) losses on assets	(2,882)	(0.17)	—	—

Core Funds From Operations	$9,908	$0.52	$3,893	$0.62

Weighted-average shares—diluted	19,040,301	19,040,301	6,309,900	6,309,900

Results of Operations

Three-Month Period Ended September 30, 2014 Compared to the Three-Month Period Ended September 30, 2013

Revenue

Rental income. Rental revenue increased $7.6 million to $11.9 million for the three-month period ended September 30, 2014 from $4.3 million for the three-month period ended September 30, 2013. The increase is substantially due to the $7.4 million of rental income from the acquisition of 12 properties during the nine-month period ended September 30, 2014 and to two properties acquired in September 2013 and November 2013. The remaining increase is due to improved occupancy and rental rates at the historical properties.

Tenant reimbursement income. Tenant reimbursement income increased $0.3 million to $0.5 million for the three-month period ended September 30, 2014 from $0.2 million for the three-month period ended September 30, 2013. The increase is due to the acquisition of 12 properties during the nine-month period ended September 30, 2014 and to two properties acquired in September 2013 and November 2013.

Other income. Other income increased $0.4 million to $0.7 million for the three-month period ended September 30, 2014 from $0.3 million for the three-month period ended September 30, 2013. The increase is due to the acquisition of 12 properties during the nine-month period ended September 30, 2014 and to two properties acquired in September 2013 and November 2013.

Expenses

Property operating expenses. Property operating expenses increased $3.8 million to $6.2 million for the three-month period ended September 30, 2014 from $2.4 million for the three-month period ended September 30, 2013. The increase is due to the acquisition of 12 properties during the nine-month period ended September 30, 2014 and from two properties acquired in September 2013 and November 2013.

General and administrative expense. General and administrative expense increased $0.1 million to $0.2 million for the three-month period ended September, 30 2014 from $0.1 million for the three-month period ended September 30, 2013. The increase is due to costs associated with being a public company and stock based compensation for the three-month period ended September 30, 2014.

Asset management fees. Asset management fee increased $0.4 million to $0.4 million for the three-month period ended September 30, 2014 from $4,000 for the three-month period ended September 30, 2013. The increase is due to the acquisition of 12 properties during the nine-month period ended September 30, 2014 and to two properties acquired in September 2013 and November 2013.

Acquisition expenses. Acquisition expenses increased $0.6 million to $0.7 million for the three-month period ended September 30, 2014 from $0.1 million for the three month period ended September 30, 2013. These expenses were incurred in connection with the acquisition of three properties during the three-month period ended September 30, 2014 as compared to one property during the three month period ended September 30, 2013.

Depreciation and amortization expense. Depreciation and amortization expense increased $2.3 million to $3.3 million for the three-month period ended September 30, 2014 from $1.0 million for the three-month period ended September 30, 2013. The increase is due to the acquisition of 12 properties during the nine-month period ended September 30, 2014 and to two properties acquired in September 2013 and November 2013.

Interest expense. Interest expense increased $1.4 million to $2.3 million for the three-month period ended September 30, 2014 from $0.9 million for the three-month period ended September 30, 2013. The increase is due to the $80.2 million of first mortgages obtained and the $67.8 million of debt assumed during the nine-month period ended September 30 2014.

Nine-Month Period Ended September 30, 2014 Compared to the Nine-Month Period Ended September 30, 2013

Revenue

Rental income. Rental revenue increased $17.2 million to $29.8 million for the nine-month period ended September 30, 2014 from $12.7 million for the nine-month period ended September 30, 2013. The increase is substantially due to the $16.7 million of revenue from the acquisition of 12 properties during the nine-month period ended September 30, 2014 and to two properties acquired in September 2013 and November 2013. The remaining increase is due to improved occupancy and rental rates at the historical properties.

Tenant reimbursement income. Reimbursement income increased $0.6 million to $1.3 million for the nine-month period ended September 30, 2014 from $0.7 million for the nine-month period ended September 30, 2013. The increase is due to the acquisition of 12 properties during the nine-months ended September 30, 2014 and to two properties acquired in September 2013 and November 2013.

Other income. Other income increased $0.8 million to $1.7 million for the nine-month period ended September 30, 2014 from $0.9 million for the nine-month period ended September 30, 2013. The increase is due to the acquisition of 12 properties during the nine-months ended September 30, 2014 and to two properties acquired in September 2013 and November 2013.

Expenses

Property operating expenses. Property operating expenses increased $8.9 million to $15.7 million for the nine-month period ended September 30, 2014 from $6.8 million for the nine-month period ended September 30, 2013. The increase is substantially due to the $8.4 million of revenue from the acquisition of 12 properties during the nine-month period ended September 30, 2014 and to two properties acquired in September 2013 and November 2013. The remaining increase is due to an increase in real estate tax expense and repairs and maintenance expense at the historical properties.

General and administrative expense. General and administrative expense increased $0.4 million to $0.8 million for the nine-month period ended September 30, 2014 from $0.4 million for the nine-month period ended September 30, 2013. The increase is due to costs associated with being a public company and stock based compensation for the nine-month period ended September 30, 2014.

Asset management fees. Asset management fees increased $0.9 million to $1.1 million for the nine-month period ended September 30, 2014 from $0.2 million for the nine-month period ended September 30, 2013. The increase is due to the acquisition of 12 properties during the nine-month period ended September 30, 2014, to two properties acquired in September 2013 and November 2013, and to the incentive fee payable under our amended advisory agreement.

Acquisition expenses. Acquisition expenses increased $1.1 million to $1.2 million for the nine-month period ended September 30, 2014 from $0.1 million for the nine-month period ended September. These expenses were incurred in connection with the acquisition of 12 properties during the nine-month period ended September 30, 2014 as compared to one property acquired during the nine-month period ended September 30, 2013.

Depreciation and amortization expense. Depreciation and amortization expense increased $5.6 million to $8.7 million for the nine-month period ended September 30, 2014 from $3.1 million for the nine-month period ended September 30, 2013. The increase is due to the acquisition of 12 properties during the nine-month period ended September 30, 2014 and to two properties acquired in September 2013 and November 2013.

Interest expense. Interest expense increased $2.8 million to $5.5 million for the nine-month period ended September 30, 2014 from $2.7 million for the nine-month period ended September 30, 2013. The increase is due to the $80.2 million of first mortgages obtained and the $67.8 million of debt assumed in connection with our property acquisitions during the nine-month period ended September 30 2014.

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain investments, pay distributions and other general business needs.

We believe our available cash balances, and other financing arrangements and cash flows from operations will be sufficient to fund our liquidity requirements with respect to our existing portfolio for the next 12 months. We expect that our existing cash, which was obtained principally in our most recent underwritten offering, together with borrowings we may obtain and the future acquisitions we expect to make as a result of the completion of our most recent underwritten offering will have a significant impact on our future results of operations. In general, we expect that our income and expenses related to our portfolio will increase in future periods as a result of anticipated future acquisitions of real estate. Should our liquidity needs exceed our available sources of liquidity, we believe that we could engage in offerings of our securities or sell assets to raise additional cash. We may not be able to obtain additional financing when we desire to do so or on terms and conditions acceptable to us. If we fail to obtain additional financing, our ability to maintain or grow our business will be constrained.

Our primary cash requirements are to:

•	make investments and fund the associated costs;

•	repay our indebtedness;

•	pay our operating expenses, including fees paid to our advisor and our property manager; and

•	distribute a minimum of 90% of our REIT taxable income (determined without regard to the deduction for dividends paid and excluding net capital gain) and to make investments in a manner that enables us to maintain our qualification as a REIT.

We intend to meet these liquidity requirements primarily through:

•	the use of our cash and cash equivalent balance of $34.8 million as of September 30, 2014;

•	cash generated from operating activities;

•	if required, proceeds from future borrowings and offerings.

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

On July 21, 2014, we completed an underwritten public offering selling 8,050,000 shares of our common stock for $9.50 per share raising gross and net proceeds of $76.5 million and $72.0 million, respectively.

On January 29, 2014, we completed an underwritten public offering selling 8,050,000 shares of our common stock for $8.30 per share raising gross and net proceeds of $66.8 million and $62.7 million, respectively.

On October 25, 2013, we entered into a $20 million secured revolving credit agreement with The Huntington National Bank to be used to acquire properties, for capital expenditures and for general corporate purposes. On September 9, 2014 we amended this agreement increasing the facility to $30 million. The facility has a 3-year term, bears interest at LIBOR plus 2.50% and contains customary financial covenants for this type of revolving credit agreement. As of September 30, 2014, there was $25 million of availability under this facility.

Cash Flows

As of September 30, 2014 and 2013, we maintained cash and cash equivalents of approximately $34.8 million and $16.5 million, respectively. Our cash and cash equivalents were generated from the following activities (dollars in thousands):

	For the Nine-Month Periods Ended September 30
	2014	2013
Cash flow from operating activities	$10,497	$3,726
Cash flow from investing activities	(184,107)	(14,076)
Cash flow from financing activities	205,062	24,343

Net change in cash and cash equivalents	31,452	13,993
Cash and cash equivalents at beginning of period	3,334	2,533

Cash and cash equivalents at end of period	$34,786	$16,526

Our cash inflow from operating activities during the nine-month period ended September 30, 2014 is primarily due to the operations of the 12 additional properties acquired during the nine-month period ended September 30, 2014 and two properties acquired in September 2013 and November 2013.

Our cash outflow from investing activities during the nine-month period ended September 30, 2014 is primarily due to the acquisition of 12 properties during the nine-month period ended September 30, 2014.

The cash flow from our financing activities during the nine-month period ended September 30, 2014 is primarily due to the completion of our January and August underwritten public offerings and financing secured by our Reserve at Eagle Ridge, The Crossings, Carrington, Arbors and Walnut Hill properties.

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

As of September 30, 2014, our only interest rate sensitive assets or liabilities related to our $252.0 million of outstanding indebtedness, of which $43.1 million is floating-rate and $208.9 million is fixed-rate indebtedness. We monitor interest rate risk routinely and seek to minimize the possibility that a change in interest rates would impact the interest incurred and our cash flows. To mitigate such risk, we may use interest rate derivative contracts. As of September 30, 2014 and December 31, 2013, we did not have any interest rate derivatives in effect.

As of September 30, 2014, the fair value of our $208.9 million of fixed-rate indebtedness was $216.9 million. The fair value estimate of our fixed rate debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated at September 30, 2014. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations.

The following table summarizes the interest income and interest expense for a 12-month period, and the change in the net fair value of our investments and indebtedness assuming an instantaneous increase or decrease of 100 basis points in the LIBOR interest rate curve, both adjusted for the effects of our interest rate hedging activities (dollars in thousands):

	Liabilities Subject to Interest Rate Sensitivity (Par Amount)	100 Basis Point Increase	100 Basis Point Decrease(1)
Interest expense from variable-rate indebtedness	(43,075)	(431)	69
Fair value of fixed-rate indebtedness	(208,922)	(11,403)	12,270

(1)	Assumes the LIBOR interest rate will not decrease below 0%. The quoted 30-day LIBOR rate was 0.15% at September 30, 2014.

Item 4.	Controls and Procedures.

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

Changes in Internal Control Over Financial Reporting

There have been no significant changes in our internal control over financial reporting that occurred during the three-month period ended September  30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On July 28, 2014, Independence Realty Operating Partnership, LP, or IROP, our operating partnership, entered into a contribution agreement with contributors named in the contribution agreement. The contribution agreement set forth the terms and conditions pursuant to which IROP could acquire from the contributors, as tenants in common, the property known as Walnut Hill Apartments located in Cordova, Tennessee, or the property. On August 28, 2014, the closing contemplated by the contribution agreement was completed and a subsidiary of IROP acquired the property. The purchase price paid by IROP to the contributors for the contribution of the property at the closing was $27.9 million, in the aggregate, which purchase price was allocated pro rata among the contributors in relation to their respective interest in the property and was payable as described below. The contribution agreement provided that each contributor that was an accredited investor (as defined in Rule 501 of Regulation D, or Regulation D, promulgated under the Securities Act of 1933, as amended, or the Securities Act) had to elect to receive, as consideration for the transfer of the property, either cash consideration or IROP common units, or units, having an aggregate dollar value equal to the cash consideration otherwise payable to such contributor, or some combination of cash consideration and units, at each such contributor’s discretion. The contribution agreement provided that each contributor that was not an accredited investor would receive cash consideration for the transfer of the property. At the closing, five of the qualifying contributors, or the electing contributors, elected to receive 137,360.78 units valued at $1,377,110, in the aggregate.

In connection with the issuance of the units at the closing, we and IROP and the electing contributors entered into an admission agreement and amendment, or the admission agreement, dated as of August 28, 2014 to the IROP limited partnership agreement to admit the electing contributors as limited partners of IROP and an exchange rights agreement, or the exchange agreement, dated as of August 28, 2014 providing for the terms and conditions under which the units could be exchanged for cash in an amount equal to the value of an equivalent number of shares of our common stock as of the date the IROP receives contributor’s notice of its desire to exchange or, at IROP’s option, for the equivalent number of shares of our common stock. The value and number of shares exchanged by IROP is subject to adjustment under defined circumstances. The exchange agreement provides that the exchange right is exercisable one year after the issuance of the units or upon the liquidation or the sale of substantially all of IROP’s assets, subject to the terms of the IROP limited partnership agreement. The issuance of the units to the electing contributors was exempt from registration pursuant to Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D and all of the electing contributors were accredited investors. The summaries in this report of the admission agreement and the exchange agreement do not purport to be complete and are qualified in their entirety by reference to the full text of such documents which are filed as exhibits to this quarterly report.

The Company previously reported information called for by this item with respect to another unregistered sale of equity securities in our current report on Form 8-K filed with the Securities and Exchange Commission on May 7, 2014.

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

Independence Realty Trust, Inc.

Date: November 7, 2014	By:	/S/ SCOTT F. SCHAEFFER
Scott F. Schaeffer
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2014	By:	/S/ JAMES J. SEBRA
James J. Sebra
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit	Description

3.1	Articles of Restatement of Independence Realty Trust, Inc. (the “Company”), dated as of August 20, 2013, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 20, 2013.

3.2	Second Amended and Restated Bylaws of the Company, incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 (the “2013 Q1 10-Q”).

4.1	Fourth Amended and Restated Agreement of Limited Partnership of Independence Realty Operating Partnership, LP, dated as of May 7, 2013, incorporated by reference to Exhibit 4.1 to the 2013 Q1 10-Q.

4.2	First Amendment, dated as of August 20, 2013, to Fourth Amended and Restated Agreement of Limited Partnership of Independence Realty Operating Partnership, LP, dated as of May 7, 2013, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 20, 2013.

4.3	Admission Agreement and Amendment dated as of May 7, 2014 to Fourth Amendment and Restated Agreement of Limited Partnership of Independence Realty Operating Partnership, LP dated as of May 7, 2013, a corrected copy was incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 (the “2014 Q1 10-Q”), replacing the copy filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 7, 2014 (the “5/7/14 Form 8-K”).

4.4	Registration Rights Agreement by and among the Company, Independence Realty Operating Partnership, LP, RAIT Financial Trust and the RAIT Parties (as defined therein), dated as of July 26, 2013, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 1, 2013.

4.5	Admission Agreement and Amendment dated as of August 28, 2014 to Fourth Amendment and Restated Agreement of Limited Partnership of Independence Realty Operating Partnership, LP dated as of May 7, 2013, filed herewith.

4.6	Exchange Rights Agreement dated as of August 28, 2014 among the Company, Independence Realty Operating Partnership, LP and the limited partners named therein, filed herewith.

10.1	Independence Realty Trust, Inc. Long Term Incentive Plan Form of Stock Appreciation Rights Award Certificate adopted January 31, 2014, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 6, 2014 (the “2/6/14 Form 8-K”).

10.2	Independence Realty Trust, Inc. Long Term Incentive Plan a Form of Restricted Stock Award Certificate adopted January 31, 2014, incorporated by reference to Exhibit 10.2 to the 2/6/14 Form 8-K.

10.3	Loan Agreement dated as of February 7, 2014 between Bank of America, N.A., as lender, and IRT Eagle Ridge Apartments Owner, LLC, as borrower, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 12, 2014 (the “2/12/14 Form 8-K”).

10.4	Promissory Note dated February 7, 2014 made by IRT Eagle Ridge Apartments Owner, LLC, as borrower, payable to Bank of America, N.A., as lender, incorporated by reference to Exhibit 10.2 to the 2/12/14 Form 8-K.

10.5	Guaranty Agreement dated as of February 7, 2014 made by Independence Realty Operating Partnership, LP, as guarantor, for the benefit of Bank of America, N.A., as lender, incorporated by reference to Exhibit 10.2 to the 2/12/14 Form 8-K.

10.6	Purchase and Sale Agreement dated as of February 27, 2014 among Independence Realty Operating Partnership, LP, as buyer, BCMR King’s Landing, a Limited Partnership, and MLP King’s Landing, LLC, as sellers, incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (the “2013 10-K”).

10.7	Note and Mortgage Assumption Agreement dated as of February 28, 2014 among U.S. Bank National Association, a national banking association, as trustee for the registered holders of J.P. Morgan Chase Commercial Mortgage Securities Corp., Commercial Mortgage Pass-Through Certificates, Series 2006-LDP7, as lender, Kola Investments, LLC, as original borrower, IRT OKC Portfolio Owner, LLC, as new borrower, together with the Joinder by and Agreement of Original Indemnitor by Allstate Management Corp. and the Joinder by and Agreement of New Indemnitor by Independence Realty Operating Partnership, LP and the Company, incorporated by reference to Exhibit 10.37 to the 2013 10-K.

10.8	Loan Agreement dated as of March 3, 2006 between Kola Investments, L.L.C., as borrower, and GMAC Commercial Mortgage Corporation, as lender, incorporated by reference to Exhibit 10.38 to the 2013 10-K.

10.9	Consolidated Amended and Restated Promissory Note dated as of March 3, 2006 between Kola Investments, L.L.C., as borrower, and GMAC Commercial Mortgage Corporation, as lender, incorporated by reference to Exhibit 10.39 to the 2013 10-K.

10.10	Guaranty dated as of March 3, 2006 by Allstate Management Corp. in favor of GMAC Commercial Mortgage Corporation, as lender, incorporated by reference to Exhibit 10.40 to the 2013 10-K.

Exhibit	Description

10.11	Environmental Indemnity Agreement dated as of March 3, 2006 by Kola Investments, L.L.C. and Allstate Management Corp. in favor of GMAC Commercial Mortgage Corporation, as lender, incorporated by reference to Exhibit 10.41 to the 2013 10-K.

10.12	Assumption and Release Agreement dated as of March 31, 2014 among the original guarantors named therein, Independence Realty Operating Partnership, LP, as the new guarantor, between King’s Landing LLC, as borrower, and Fannie Mae, as lender, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 3, 2014 (the “4/3/14 Form 8-K”).

10.13	First Amendment to Multifamily Loan and Security Agreement made as of March 31, 2014 between King’s Landing LLC, as borrower, and Fannie Mae, as lender, incorporated by reference to Exhibit 10.2 to the 4/3/14 Form 8-K.

10.14	Multifamily Loan and Security Agreement made as of May 24, 2012 between King’s Landing LLC, as borrower, and CWCapital LLC, as lender, incorporated by reference to Exhibit 10.3 to the 4/3/14 Form 8-K.

10.15	Multifamily Note dated as of May 24, 2012 made by King’s Landing LLC, as borrower, to CWCapital LLC, as lender, incorporated by reference to Exhibit 10.4 to the 4/3/14 Form 8-K.

10.16	Guaranty of Non-Recourse Obligations dated as of May 24, 2012 made by the guarantors named therein, as guarantor, to CWCapital LLC, as lender, incorporated by reference to Exhibit 10.5 to the 4/3/14 Form 8-K.

10.17	Contribution Agreement dated as of May 2, 2014 among Independence Realty Operating Partnership, LP and the contributors named therein, incorporated by reference to Exhibit 10.1 to the 5/7/14 Form 8-K.

10.18.1	Promissory Note dated May 7, 2014 (the “5/7/14 Note”) made by the makers named therein to IRT UPREIT Lender, LP (“IRT Lender”), as lender incorporated by reference to Exhibit 10.2 to the 5/7/14 Form 8-K.

10.18.2	Satisfaction of Mortgage dated July 15, 2014 by IRT Lender relating to the 5/7/14 Note, incorporated by reference to Exhibit 10.18.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.

10.19	Loan Assumption Agreement and Release dated as of May 5, 2014 effective May 7, 2014 among the transferors named therein, IRT Carrington Apartment Owner, LLC, as transferee, and IRT Lender, incorporated by reference to Exhibit 10.19 to the 2014 Q1 10-Q.

10.20	First Amendment dated as of September 9, 2014 to the Senior Revolving Credit Agreement dated as of October 25, 2013 among Independence Realty Operating Partnership, LP, as borrower, The Huntington National Bank, as lender, Independence Realty Trust, Inc., as parent guarantor, and IRT Arbors Apartments Owner, LLC, as subsidiary guarantor, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 11, 2014.

10.21	Interest Purchase and Sale Agreement dated as of October 20, 2014 by and between CRA-B1 Fund, LLC, as seller, and Independence Realty Operating Partnership, LP relating to Brookside property, filed herewith.

10.22	Interest Purchase and Sale Agreement dated as of October 20, 2014 by and between CRA-B1 Fund, LLC, as seller, and Independence Realty Operating Partnership, LP relating to Jamestown property, filed herewith.

10.23	Interest Purchase and Sale Agreement dated as of October 20, 2014 by and between CRA-B1 Fund, LLC, as seller, and Independence Realty Operating Partnership, LP relating to Meadows property, filed herewith.

10.24	Interest Purchase and Sale Agreement dated as of October 20, 2014 by and between CRA-B1 Fund, LLC, as seller, and Independence Realty Operating Partnership, LP relating to Oxmoor property, filed herewith.

10.25	Interest Purchase and Sale Agreement dated as of October 20, 2014 by and between CRA-B1 Fund, LLC, as seller, and Independence Realty Operating Partnership, LP relating to Prospect Park property, filed herewith.

12.1	Statements regarding computation of ratios as of September 30, 2014, filed herewith.

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

101	XBRL (eXtensible Business Reporting Language). The following materials, formatted in XBRL: (i) Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013, (ii) Consolidated Statements of Operations for the three-and nine-month periods ended September 30, 2014 and September 30, 2013, (iii) Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 2014 and September 30, 2013, (iv) Consolidated Statements of Changes in Equity for the nine-month periods ended September 30, 2014 and (v) notes to the consolidated financial statements as of September 30, 2014.