Form 10-K
period 2014-12-31
INDEPENDENCE REALTY TRUST, INC
filed 2015-03-16
CIK 1466085

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the shares of common stock of the registrant held by non-affiliates of the registrant, based upon the closing price of such shares on June 30, 2014 of $9.46, was approximately $101,447,347.

As of March 13, 2015 there were 31,894,593 outstanding shares of the registrant’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for registrant’s 2015 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

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

Our Company

We are a Maryland corporation that owns apartment properties in geographic submarkets that we believe support strong occupancy and have the potential for growth in rental rates. We seek to provide stockholders with attractive risk-adjusted returns, with an emphasis on distributions and capital appreciation. We are externally advised by a wholly-owned subsidiary of RAIT Financial Trust, or RAIT (NYSE: RAS), a multi-strategy commercial real estate company organized as an internally managed REIT with approximately $4.3 billion of assets under management as of December 31, 2014. RAIT invests in commercial mortgages and commercial real estate. RAIT owned 22.9% of our outstanding common shares as of December 31, 2014. We elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, or the Code, commencing with our taxable year ended December 31, 2011.

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

2014 Performance

During the year ended December 31, 2014 we completed three underwritten public offerings of our common stock raising gross proceeds of $200.9 million, in the aggregate. We deployed these proceeds during 2014 to acquire twenty properties with 6,029 units for aggregate purchase prices totaling $497.1 million, including the issuance of 1,282,449 limited partnership units in our operating partnership, or LP units, valued at $12.0 million, in the aggregate. These acquisitions contributed to our substantial growth in a number of key financial measures in 2014 when compared to 2013 as follows:

•	investments in real estate at cost increased 262% to $689.1 million from $190.1 million;

•	operating income increased 73% to $8.5 million from $4.9 million; and

•	total revenues grew 147% to $49.2 million from $19.9 million.

Our Business Objective and Investment Strategies

Our primary business objective is to maximize stockholder value by increasing cash flows at our existing apartment properties and acquiring additional properties that have strong and stable occupancies with the ability to raise rental rates or that have the potential for repositioning through capital expenditures or tailored management strategies. We intend to achieve this objective by executing the following strategies:

•	Use RAIT’s extensive experience lending to, owning and/or managing apartment properties, and its networks of contacts in the apartment industry, to acquire additional apartment properties. RAIT has provided debt financing for apartment owners and operators since 1997 and, as of December 31, 2014, owned 27 apartment properties and 23 commercial real estate properties. RAIT’s property management subsidiary which does business as RAIT Residential, manages over 16,000 apartment units in 19 states (including those owned by us). We believe these factors and RAIT’s commercial real estate relationships and access to off-market transactions, including relationships with the brokerage community, will continue to provide us with a strong pipeline of acquisition opportunities.

•	Focus on properties in markets that have strong apartment demand, reduced competition from national apartment buyers and no substantial new apartment construction. In evaluating potential acquisitions, our advisor analyzes apartment occupancy and trends in rental rates, employment and new construction, among many other factors, and seeks to identify properties located primarily in non-gateway markets where there is strong demand for apartment units, little to no apartment development, stable resident bases and occupancy rates, positive net migration trends and strong employment drivers. We generally will seek to avoid markets where we believe potential yields have decreased as a result of the acquisition and development efforts of large institutional buyers.

•	Acquire properties that have operating upside through targeted management strategies. Both we and our advisor have expertise in acquiring and/or managing properties and maximizing the net operating income of such properties through more effective marketing and leasing, better management of rental rates and more efficient expense management. We will seek to acquire properties that we believe possess significant prospects for increased occupancy and rental revenue growth. Our target profile for acquisitions currently is midrise/garden-style apartments containing 150-500 units with good amenities that we can acquire at less than replacement cost in the $15 million to $50 million price range with a five to fifteen year operating track record. We do not intend to limit ourselves to properties in this target profile and may make acquisitions outside of this profile or change our target profile whenever market conditions warrant.

•	Selectively use our capital to improve apartment properties where we believe the return on such investments is accretive to our stockholders. We have significant experience allocating capital to value-added improvements of apartment properties to produce better occupancy and rental rates. We will selectively deploy our capital into revenue-enhancing capital projects that we and our advisor believe will improve the physical plant or market positioning of particular apartment properties and generate increased income over time.

Financing Strategy

We intend to use prudent amounts of leverage in making our investments, which we define as having total indebtedness of no more than approximately 65% of the combined initial purchase price of all of the properties in our portfolio. However, we are not subject to any limitations on the amount of leverage we may use, and, accordingly, the amount of leverage we use may be significantly less or greater than we currently anticipate. By operating on a leveraged basis, we expect to have more funds available for property acquisitions and other purposes, which we believe will allow us to acquire more properties than would otherwise be possible, resulting in a larger and more diversified portfolio. See “Risk Factors—Risks Associated with Debt Financing” for more information about the risks related to operating on a leveraged basis.

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

We have no outstanding long-term indebtedness as of March 16, 2015 other than the existing mortgage financing secured by the apartment properties in our portfolio and a $30.0 million secured revolving credit agreement, or the Secured Credit Facility, with The Huntington National Bank, pursuant to which our operating partnership may borrow up to the lesser of (i) $30.0 million, (ii) 60% of the total acquisition costs of all properties acquired with advances under the secured credit facility and (iii) an amount that would not cause our operating partnership to exceed a defined debt service coverage ratio.

Development and Structure of Our Company

We were formed as a Maryland corporation on March 26, 2009. RAIT acquired beneficial ownership of 100% of our outstanding common stock on January 20, 2011 for approximately $2.5 million and we commenced operations on April 29, 2011 upon our acquisition of six properties from RAIT. Since our formation, we have sold 26,448,300 shares of our common stock in five public offerings raising $238.4 million of gross proceeds. Three of these offerings occurred in 2014. In January 2014, we completed an underwritten public offering of 8,050,000 shares of our common stock for total gross proceeds of approximately $66.8 million. On July 21, 2014, we completed an underwritten public offering selling 8,050,000 shares of our common stock for total gross proceeds of approximately $76.5 million. On November 25, 2014 we completed an underwritten public offering selling 6,000,000 shares of our common stock for total gross proceeds of approximately $57.6 million. While RAIT has bought shares in several of these offerings and remains our largest single stockholder, RAIT’s percentage ownership of us has been reduced in each offering since it acquired us. RAIT beneficially owned 22.9% and 22.8% of the outstanding shares of our common stock at December 31, 2014 and as of March 16, 2015 respectively.

We conduct our business through a traditional umbrella partnership REIT, or UPREIT, structure in which our properties are owned by our operating partnership directly or through subsidiaries. We are the sole general partner of our operating partnership. Our operating partnership was formed as a Delaware limited partnership on March 27, 2009. Substantially all of our assets are held by, and substantially all of our operations are conducted through, our operating partnership. As the sole general partner of our operating partnership, we have the exclusive power under the partnership agreement to manage and conduct its business. In 2014, we issued 1,282,449 LP units to unaffiliated third parties as part of the consideration to acquire four properties in four transactions. These LP units are exchangeable for the equivalent number of shares of common stock or the equivalent value in cash, at our option, in defined circumstances. We refer to these transactions as UPREIT transactions. Limited partners have certain limited approval and voting rights.

We are externally advised by our advisor pursuant to an advisory agreement and subject to the oversight of our board of directors. Our advisor was formed on March 26, 2009 and is responsible for managing our day-to-day business operations and identifying properties for us to acquire. We pay our advisor and its affiliates fees and reimburse them for expenses in connection with their services to us. The items of compensation and reimbursement are outlined below in Item 8-“Financial Statements and Supplementary Data—Note 7. Related Party Transactions and Arrangements.”

RAIT Residential, our property manager, was formed on April 9, 2009 as an indirect subsidiary of Jupiter Realty Corporation, a Chicago-based residential and commercial real estate firm established in 1985. In May 2009, RAIT acquired a 75% controlling equity interest in our property manager. Our property manager is a full-service apartment property management company that, as of December 31, 2014, employs approximately 300 staff and professionals and manages approximately 16,000 apartment units. Our property manager provides services to us in connection with the rental, leasing, operation and management of our properties.

Competition

In attracting and retaining residents to occupy our properties, we compete with numerous other housing alternatives. Our properties compete directly with other rental apartments as well as condominiums and single-family homes that are available for rent or purchase in the sub-markets in which our properties are located. Principal factors of competition include rent or price charged, attractiveness of the location and property and quality and breadth of services and amenities. If our competitors offer leases at rental rates below current market rates, or below the rental rates we currently charge our tenants, we may lose potential tenants.

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

Income Taxes

We have elected to be taxed as a REIT beginning with the taxable year ended December 31, 2011. Accordingly, we recorded no income tax expense for the years ended December 31, 2014, 2013 and 2012.

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

For the year ended December 31, 2014, the tax classification of our dividends on common shares was as follows:

Record Date	Payment Date	Dividend Paid	Ordinary Income	Qualified Dividend	Return of Capital
1/31/2014	2/15/2014	$0.06	$0.0209	$—	$0.0391
2/28/2014	3/15/2014	0.06	0.0209	—	0.0391
3/31/2014	4/15/2014	0.06	0.0209	—	0.0391
4/30/2014	5/15/2014	0.06	0.0209	—	0.0391
5/31/2014	6/15/2014	0.06	0.0209	—	0.0391
6/30/2014	7/15/2014	0.06	0.0209	—	0.0391
7/31/2014	8/15/2014	0.06	0.0209	—	0.0391
8/29/2014	9/15/2014	0.06	0.0209	—	0.0391
9/30/2014	10/15/2014	0.06	0.0209	—	0.0391
10/31/2014	11/15/2014	0.06	0.0209	—	0.0391
11/30/2014	12/15/2014	0.06	0.0209	—	0.0391
12/31/2014	01/15/2015	0.06	0.0209	—	0.0391

		$0.72	$0.2509	$—	$0.4691

For the year ended December 31, 2013, the tax classification of our dividends on common shares was as follows:

Record Date	Payment Date	Dividend Paid	Ordinary Income	Qualified Dividend	Return of Capital
1/31/2013	2/15/2013	$0.0508	$0.0136	$—	$0.0372
2/28/2013	3/15/2013	0.0459	0.0123	—	0.0336
3/31/2013	4/15/2013	0.0508	0.0136	—	0.0372
4/30/2013	5/15/2013	0.0514	0.0138	—	0.0376
5/31/2013	6/15/2013	0.0531	0.0143	—	0.0388
6/30/2013	7/15/2013	0.0514	0.0138	—	0.0376
8/5/2013	8/15/2013	0.0533	0.0143	—	0.0390
8/30/2013	9/13/2013	0.0533	0.0143	—	0.0390
9/30/2013	10/15/2013	0.0533	0.0143	—	0.0390
10/31/2013	11/15/2013	0.0533	0.0143	—	0.0390
11/29/2013	12/16/2013	0.0533	0.0143	—	0.0390
12/31/2013	1/15/2014	0.0533	0.0143	—	0.0390

		$0.6232	$0.1673	$—	$0.4559

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

Stockholders should carefully consider the following risk factors in conjunction with the other information contained in this report. The risks discussed in this report could adversely affect our business, operating results, prospects and financial condition. This could cause the value of our common stock to decline and/or you to lose part or all of any investment in our securities. The risks and uncertainties described below are not the only ones we face, but do represent those risks and uncertainties that we believe are material to us. Additional risks and uncertainties not presently known to us or that, as of the date of this report, we deem immaterial may also harm our business. Some statements in this report, including statements in the following risk factors, constitute forward-looking statements. Please refer to the “Forward-Looking Statements” above contained in this report.

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

We may fail to consummate some or all potential property acquisitions we disclose individually or in the aggregate, which could have a material adverse impact on our results of operations, earnings and cash flow.

We may disclose potential property acquisitions, whether individually or in the aggregate, at any time and from time to time. We refer to the aggregate number of potential acquisitions we are considering at any particular time as our pipeline. We generally include a property in our pipeline when our underwriting and due diligence efforts have proceeded to the point where we have issued a letter of intent to acquire a particular property or if we have entered into a purchase and sale agreement. These letters of intent are generally non-binding. If we enter into legally binding purchase and sale agreements to acquire a property, any acquisition may be subject to the satisfaction of various closing conditions, and there can be no assurance that these conditions will be satisfied or that the acquisitions will close on the terms described herein, or at all. If we fail to consummate these acquisitions, to the extent we issued additional securities in order to use the proceeds of the offering to fund any of the acquisitions, we may have issued a significant number of our securities without realizing a corresponding increase in earnings and cash flow from acquiring the properties involved in such acquisitions. In addition, we may have broad authority to use the net proceeds of any offering for other purposes, including the repayment of indebtedness, the acquisition of other properties that we may identify in the future or for other investments, which may not be initially accretive to our results of operations. As a result, failure to consummate one or more of the pending property acquisitions could have a material adverse impact on our financial condition, results of operations and the market price of our common stock.

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

We have identified, and may identify in the future, a material weakness in our internal control over financial reporting, which may require us to incur substantial costs and divert management resources in connection with our efforts to remediate this material weakness.

We have determined that a material weakness in internal controls over financial reporting existed as of December 31, 2014. A detailed description of this material weakness is provided in Part II, Item 9A—“Controls and Procedures” of this Annual Report on Form 10-K. Due solely to this material weakness, management has concluded that we did not maintain an effective internal control over financial reporting as of December 31, 2014 (and, solely as a result of this material weakness, we have concluded that our disclosure controls and procedures were not effective as of December 31, 2014). We are in the process of developing and implementing new processes and procedures to remediate this material weakness. We cannot be certain that any remedial measures we take will ensure that we design, implement and maintain adequate controls over our financial processes and reporting in the future and, accordingly, additional material weaknesses may occur in the future. It is possible that additional control deficiencies may be identified in addition to, or that are unrelated to, the material weakness described above. These control deficiencies may represent one or more material weaknesses. Our inability to remedy any additional deficiencies or material weaknesses that may be identified in the future could, among other things, cause us to fail to file timely our periodic reports with the SEC (which may have a material adverse effect on our ability to access the capital markets); prevent us from providing reliable and accurate financial information and forecasts or from avoiding or detecting fraud; or require us to incur additional costs or divert management resources to, among other things, comply with Section 404 of the Sarbanes-Oxley Act of 2002.

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

Our board of directors determines our major policies, including those regarding financing, growth, debt capitalization, REIT qualification and distributions. Our board of directors may amend or revise these and other policies without a vote of the stockholders. Under our charter and the Maryland General Corporation Law, our stockholders generally have a right to vote only on the following matters:

•	the election or removal of directors;

•	the amendment of our charter, except that our board of directors may amend our charter without stockholder approval to:

•	change our name;

•	change the name or other designation or the par value of any class or series of stock and the aggregate par value of our stock;

•	increase or decrease the aggregate number of our authorized shares;

•	increase or decrease the number of our shares of any class or series of stock that we have the authority to issue; and

•	effect certain reverse stock splits;

•	our dissolution; and

•	our being a party to any merger, consolidation, sale or other disposition of substantially all of our assets or statutory share exchange.

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

In the future, our board of directors may consider internalizing the functions performed for us by our advisor by, among other methods, acquiring our advisor’s assets. The method by which we could internalize these functions could take many forms, subject to certain limitations set forth in our advisory agreement. We cannot assure you that internalizing our management functions will be beneficial to us or our stockholders. If we internalize our advisor, certain key personnel of our advisor may remain employees of RAIT or its affiliates rather than becoming our employees, which could make it difficult for us to manage our business effectively. An acquisition of our advisor could also result in dilution of your interests as a stockholder and could reduce earnings per share and funds from operations per share. Additionally, we may not realize the perceived benefits or we may not be able to properly integrate the advisor’s operations with ours, or we may not be able to effectively replicate the services provided previously by our advisor, our property manager or their affiliates. In addition, if we become internally managed, our overhead costs may increase by an amount that is greater than the costs of the advisory fees and reimbursements currently paid to our advisor, as we would be responsible for compensation and benefits of all of our officers and other employees, including those who were previously paid by our advisor, as well as new employees. Internalization transactions, including without limitation, transactions involving the acquisition of advisors or property managers affiliated with entity sponsors, have also, in some cases, been the subject of litigation. Even if these claims are without merit, we could be forced to spend significant amounts of money defending claims which would reduce the amount of funds available for us to invest in properties or other investments and to pay distributions. All of these factors could have a material adverse effect on our results of operations, financial condition and ability to pay distributions.

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

We may acquire multiple properties in a single transaction. Such portfolio acquisitions are more complex and expensive than single-property acquisitions, and the risk that a multiple-property acquisition does not close may be greater than in a single-property acquisition. Portfolio acquisitions may also result in us owning investments in geographically dispersed markets, placing additional demands on our ability to manage the properties in the portfolio. In addition, a seller may require that a group of properties be purchased as a package even though we may not want to purchase one or more properties in the portfolio. In these situations, if we are unable to identify another person or entity to acquire the unwanted properties, we may be required to operate, or attempt to dispose of, these properties. To acquire multiple properties in a single transaction we may be required to accumulate a large amount of cash. We expect the returns that we can earn on such cash to be less than the ultimate returns on real property, and therefore, accumulating such cash could reduce the funds available for distributions. Any of the foregoing events may have an adverse effect on our operations.

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

We may be subject to risks related to interest rate fluctuations if any of our debt is subject to a floating interest rate. At December 31, 2014, we had $418.9 million of outstanding indebtedness, $56.5 million of which was floating-rate indebtedness and none of which was subject to interest rate hedges. To the extent that we use derivative financial instruments in the future to hedge our exposure to floating interest rate debt, we will be exposed to credit, basis and legal enforceability risks. Derivative financial instruments may include interest rate swap contracts, interest rate cap or floor contracts, futures or forward contracts, options or repurchase agreements. In this context, credit risk is the failure of the counterparty to perform under the terms of the derivative contract. If the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us. Basis risk occurs when the index upon which the contract is based is more or less variable than the index upon which the hedged asset or liability is based, thereby making the hedge less effective. Finally, legal enforceability risks encompass general contractual risks, including the risk that the counterparty will breach the terms of, or fail to perform its obligations under, the derivative contract. If we are unable to manage these risks effectively, our results of operations, financial condition and ability to make distributions to you will be adversely affected.

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

The market prices for our common stock may be volatile.

The prices at which our common stock may sell in the public market may be volatile. Fluctuations in the market prices of our common stock may not be correlated in a predictable way to our performance or operating results. The prices at which our common stock trade may fluctuate as a result of factors that are beyond our control or unrelated to our performance or operating results.

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

Our board of directors has granted an exception for RAIT and its subsidiaries to own, in the aggregate, up to 100% of our outstanding common stock. As of March 16, 2015, RAIT beneficially owned 7,269,719 shares of our common stock, which represented approximately 22.8% of our outstanding common stock. As a result RAIT will continue to have significant influence over our affairs and could exercise such influence in a manner that is not in the best interests of our other stockholders, including the ability to effectively prevent the approval of certain matters submitted to our stockholders for approval such as charter amendments, certain mergers and other extraordinary transactions. Conversely, RAIT’s concentrated voting control could result in the consummation of such a transaction that our other stockholders and our board do not support and would significantly influence the election of our directors.

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

RAIT and its affiliates are not prohibited from engaging, directly or indirectly, in any other business or from possessing interests in any other business ventures, including ventures involved in the acquisition, development, ownership, management, leasing or sale of real estate. RAIT currently owns one property in the same market as our Tresa at Arrowhead property, one property in the same market as our Heritage Trace property and two properties in the same market as our The Crossings property and our Arbors at the Reservoir property and, although its primary focus is providing debt financing rather than acquiring apartment properties, as of December 31, 2014 it had approximately $121.7 million available for investment. RAIT and/or its affiliates may in the future own, manage or finance properties in the same geographical areas in which we expect to acquire real estate assets. Therefore, our properties may compete for tenants with other properties owned, managed or financed by RAIT and its affiliates. RAIT may face conflicts of interest when evaluating tenant opportunities for our properties and other properties owned, managed or financed by RAIT and its affiliates, and these conflicts of interest may lessen our ability to attract and retain tenants.

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

Our advisor and its affiliates receive fees based, in part, on the cost of our investments, and are in a position to make decisions about our investments, and the amount of leverage we use to acquire our investments, in ways that could maximize fees payable to our advisor and its affiliates. Some compensation is payable to our advisor whether or not there is cash available to make distributions to our stockholders. As a result, our advisor and its affiliates may benefit from us retaining ownership, and leveraging, our assets, while our stockholders may be better served by the sale or disposition of, or lack of leverage on, the assets.

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

ITEM 1B.	Unresolved Staff Comments

None.

ITEM 2.	Properties

We hold fee title to all properties in our portfolio. The following table presents an overview of our portfolio as of December 31, 2014.

Property Name	Location	Acquisition Date	Year Built or Renovated (1)	Units (2)		Average Occupancy (3)	Average Monthly Effective Rent per Occupied Unit (4)
Belle Creek	Henderson, CO	4/29/2011	2011	162	(5)	92.6%	$1,074
Copper Mill	Austin, TX	4/29/2011	2010	320		98.4%	831
Crestmont	Marietta, GA	4/29/2011	2010	228		94.7%	755
Cumberland Glen	Smyrna, GA	4/29/2011	2010	222		96.4%	719
Heritage Trace	Newport News, VA	4/29/2011	2010	200		90.5%	683
Tresa at Arrowhead	Phoenix, AZ	4/29/2011	2006	360		96.4%	849
Centrepoint	Tucson, AZ	12/16/2011	2006	320		96.3%	827
Runaway Bay	Indianapolis, IN	10/11/2012	2002	192		92.7%	934
Berkshire Square	Indianapolis, IN	9/19/2013	2012	354		90.1%	581
The Crossings	Jackson, MS	11/22/2013	2012	432		85.6%	757
Reserve at Eagle Ridge	Waukegan, IL	1/31/2014	2008	370		92.7%	929
Windrush	Edmond, OK	2/28/2014	2011	160		93.8%	788
Heritage Park	Oklahoma City, OK	2/28/2014	2011	453		88.3%	635
Raindance	Oklahoma City, OK	2/28/2014	2011	504		92.7%	533
Augusta	Oklahoma City, OK	2/28/2014	2011	197		93.4%	721
Invitational	Oklahoma City, OK	2/28/2014	2011	344		91.6%	670
King’s Landing	Creve Coeur, MO	3/31/2014	2005	152		85.2%	1,435
Carrington Park	Little Rock, AR	5/07/2014	1999	202		97.0%	985
Arbors at the Reservoir	Ridgeland, MS	6/04/2014	2000	170		95.9%	1,079
Walnut Hill	Cordova, TN	8/28/2014	2001	360		92.8%	900
Lenoxplace	Raleigh, NC	9/05/2014	2012	268		92.5%	834
Stonebridge	Cordova, TN	9/15/2014	1994	500		91.2%	735
Bennington Pond	Groveport, OH	11/24/2014	2000	240		96.3%	781
Prospect Park	Louisville, KY	12/08/2014	1990	138		89.9%	—	(6)
Brookside	Louisville, KY	12/08/2014	1987	224		95.1%	—	(6)
Jamestown	Louisville, KY	12/08/2014	1970	355		92.4%	—	(6)
Meadows	Louisville, KY	12/08/2014	1988	400		92.5%	—	(6)
Oxmoor	Louisville, KY	12/08/2014	1999-2000	432		90.3%	—	(6)
Stonebridge at the Ranch	Little Rock, AR	12/16/2014	2005	260		95.0%	—	(6)
Iron Rock Ranch	Austin, TX	12/30/2014	2001-2002	300		96.0%	—	(6)

				8,819		92.7%	$788

(1)	All dates are for the year in which a significant renovation program was completed, except for Runaway Bay, Arbors at the Reservoir, Carrington Park, King’s Landing, Walnut Hill, Stonebridge, Bennington Pond, Prospect Park, Brookside, Jamestown, Meadows, Oxmoor, Stonebridge at the Ranch and Iron Rock Ranch, which is the year construction was completed. The year construction was completed for each of the other properties is: Belle Creek - 2002; Berkshire Square – 1970; Centrepoint - 1995; Copper Mill - 1983; Crestmont - 1986; The Crossings – 1976; Cumberland Glen - 1986; Heritage Trace - 1971; and Tresa at Arrowhead – 1998; Lenoxplace - 2001.
(2)	Units represents the total number of apartment units available for rent at December 31, 2014.
(3)	Average occupancy for each of our properties is calculated as (i) total units rented as of December 31, 2014 divided by (ii) total units available as of December 31, 2014, expressed as a percentage.
(4)	Average monthly effective rent per occupied unit represents the average monthly rent for all occupied units for the three-month period ended December 31, 2014.
(5)	Includes 6,256 square feet of retail space in six units, of which 1,010 square feet of space is occupied by RAIT Residential for use as the leasing office. The remaining 5,246 square feet of space is 86% occupied by four tenants with an average monthly base rent of $1,623, or $16 per square foot per year. These five tenants are principally engaged in the following businesses: grocery, retail and various retail services.
(6)	We do not report average effective rent per unit in the month of acquisition as it is not representative of a full month of operations. The average effective rent per unit for Prospect Park, Brookside, Jamestown, Meadows, Oxmoor, Stonebridge at the Ranch and Iron Rock Ranch during the period of acquisition was $812, $705, $871, $728, $910, $906 and $1,179, respectively.

ITEM 3.	Legal Proceedings

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

Market Price Information

Our common stock has been listed and traded on the NYSE MKT under the symbol “IRT” since August 13, 2013. At the close of business on March 13, 2015, the closing price for our common stock was $9.37 per share and there were 26 holders of record, one of which is the holder for all beneficial owners who hold in street name.

Since our formation, we have sold our common stock in five public offerings. See Item 1-“Business.” The following table sets forth the range of high and low sales prices of our common stock by quarter since August 13, 2013, the date our common stock commenced trading on the NYSE MKT.

2013	High	Low
Third Quarter (August 13, 2013 through September 30, 2013)	$8.50	$7.90
Fourth Quarter (October 1, 2013 through December 31, 2013)	$8.85	$7.95

2014
First Quarter (January 1, 2014 through March 31, 2014)	$9.07	$8.15
Second Quarter (April 1, 2014 through June 30, 2014)	$9.50	$8.70
Third Quarter (July 1, 2014 through September 30, 2014)	$10.84	$9.40
Fourth Quarter (October 1, 2014 through December 31, 2014)	$10.29	$8.96

2015
First Quarter (January 1, 2015 through March 13, 2015)	$9.78	$9.07

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

PERFORMANCE GRAPH

On August 13, 2013, our common stock commenced trading on the NYSE MKT. The following graph compares the index of the cumulative total shareholder return on our common shares for the measurement period commencing August 12, 2013 and ending December 31, 2014 with the cumulative total returns of the National Association of Real Estate Investment Trusts (NAREIT) Equity REIT index and the Russell 3000 Index. The following graph assumes that each index was 100 on the initial day of the relevant measurement period and that all dividends were reinvested.

Unregistered Sales of Equity Securities

We previously disclosed our issuances during the year ended December 31, 2014 of equity securities that were not registered under the Securities Act of 1933, as amended, in our current report on Form 8-K filed May 7, 2014, in our quarterly report on Form 10-Q for the quarterly period ended September 30, 2014, and in a current report on From 8-K filed January 6, 2015.

Issuer Purchases of Equity Securities

We withheld the following shares of our common stock to satisfy tax withholding obligations during the quarter ended December, 31, 2014 arising from the vesting of restricted stock awards made pursuant to our Long-Term Incentive Plan. These shares may be deemed to be “issuer purchases” of common stock that are required to be disclosed pursuant to the item.

Period	Total Number of Shares Purchased		Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
10/01/2014 to 10/31/2014	0		$0		0	0
11/01/2014 to 11/30/2014	0		0		0	0
12/01/2014 to 12/31/2014	1,464	(1)	$9.31	(1)	1,464	0
Total	1,464	(1)	$9.31	(1)	1,464	0

(1)	The price reported is the price paid per share using our closing stock price on the NYSE MKT on the vesting date of the relevant award.

DISTRIBUTIONS

We intend to continue to qualify as a REIT for U.S. federal income tax purposes. The Code generally requires that a REIT annually distribute at least 90% of its REIT taxable income, determined without regard to the deduction for dividends paid and excluding any net capital gain, and imposes a tax on any taxable income retained by a REIT, including capital gains.

To satisfy the requirements for qualification as a REIT and generally not be subject to U.S. federal income and excise tax, we intend to make regular monthly distributions of all or substantially all of our REIT taxable income, determined without regard to dividends paid, to our stockholders out of assets legally available for such purposes. Except for dividends for January, February and March 2015, our board of directors has not yet determined the rate for our future dividends, and all future distributions will be at the sole discretion of our board of directors. When determining the amount of future distributions, our board of directors considers, among other factors, (i) the amount of cash generated from our operating activities, (ii) our expectations of future cash flows, (iii) our determination of near-term cash needs for acquisitions of new properties, general property capital improvements and debt repayments, (iv) our ability to continue to access additional sources of capital, (v) the requirements of Maryland law, (vi) the amount required to be distributed to maintain our status as a REIT and to reduce any income and excise taxes that we otherwise would be required to pay and (vii) any limitations on our distributions contained in our credit or other agreements.

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

Prior to October 1, 2013, we calculated our distributions based upon daily record dates and distribution amounts so that our stockholders would be entitled to be paid distributions beginning with the day their shares were purchased. Thereafter, our board has established, and intends to continue to establish, on a quarterly basis, in advance, the dividend amount for our common stock for each month in the quarter. The distributions for each month in the three-month period are paid on or about the fifteenth day following the completion of each respective month. For 2012, 2013, and 2014, we declared and paid the following dividends (expressed on a quarterly basis) on our common stock (dollars in thousands except per share and per unit data):

	Common Shares
	Dividends Declared and Paid per Share	Total Dividends Paid
2012
First Quarter	$0.15	$3
Second Quarter	0.15	49
Third Quarter	0.15	49
Fourth Quarter	0.15	48

2013
First Quarter	$0.15	$50
Second Quarter	0.16	554
Third Quarter	0.16	1,330
Fourth Quarter	0.16	1,544

2014
First Quarter	$0.18	$3,186
Second Quarter	0.18	3,188
Third Quarter	0.18	4,637
Fourth Quarter	0.18	5,357

	Operating Partnership Units
	Dividends Declared and Paid per Share	Total Dividends Paid
2012
First Quarter	$0.15	$789
Second Quarter	0.15	787
Third Quarter	0.15	796
Fourth Quarter	0.15	875

2013
First Quarter	$0.15	$866
Second Quarter	0.16	403
Third Quarter	—	—
Fourth Quarter	—	—

2014
First Quarter	$—	$—
Second Quarter	0.18	27
Third Quarter	0.18	57
Fourth Quarter	0.18	120

On January 19, 2015, we declared the following monthly dividends for January, February and March 2015:

Month	Record Date	Payment Date	Dividend Declared Per Share
January 2015	January 30, 2015	February 17, 2015	$0.06
February 2015	February 27, 2015	March 16, 2015	0.06
March 2015	March 31, 2015	April 15, 2015	0.06

			$0.18

For the year ended December 31, 2014, we paid cash distributions of $15.1 million, as compared to cash flows from operations of $15.7 million and FFO of $15.5 million. FFO is a non-GAAP financial measure. For a reconciliation of FFO to net income (loss), see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures.”

Our board of directors currently intends to continue, on a quarterly basis, in advance, establishing the dividend amount for our common stock for each month in the quarter. Distributions will be paid monthly in arrears.

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

	As of and for the Years Ended December 31
	2014	2013	2012	2011	2010
Operating Data:
Total revenue	$49,203	$19,943	$16,629	$8,668	$5
Property operating expenses	(23,427)	(9,429)	(8,066)	(4,477)	—
Total expenses	(40,662)	(15,010)	(12,897)	(7,311)	(1)
Interest expense	(8,496)	(3,659)	(3,305)	(1,727)	—
Net income (loss)	2,944	1,274	427	(370)	4
Net income (loss) allocable to common shares	2,940	615	(123)	(112)	4
Earnings (loss) per share:
Basic	$0.14	$0.12	$(0.45)	$(5.60)	$0.20
Diluted	$0.14	$0.12	$(0.45)	$(5.60)	$0.20

Balance Sheet Data:
Investments in real estate	$665,736	$174,321	$141,282	$128,124	$—
Total assets	694,150	181,871	146,197	131,352	209
Total indebtedness	418,901	103,303	92,413	82,175	—
Total liabilities	431,116	106,963	95,346	84,294	2
Total equity	263,034	74,908	50,851	47,058	207

	As of and for the years ended December 31
	2014	2013	2012	2011	2010
Other Data:
Property portfolio occupancy	92.7%	94.6%	92.0%	91.4%	—
Common shares outstanding	31,800,076	9,652,540	345,063	20,000	20,000
Limited partnership units outstanding	1,282,449	—	5,274,900	5,274,900	—
Cash distributions declared per common share/unit	$0.7200	$0.6263	$0.6000	$0.3000	$—

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

During the year ended December 31, 2014 we completed three underwritten public offerings of our common stock raising gross proceeds of $200.9 million, in the aggregate. We deployed a portion of these proceeds during 2014 to acquire twenty properties with 6,029 units for aggregate purchase prices totaling $497.1 million, including the issuance of 1,282,449 limited partnership units in our operating partnership, or LP units, valued at $12.0 million, in the aggregate. These acquisitions contributed to our substantial growth in a number of key financial measures in 2014 when compared to 2013 as follows:

•	investments in real estate at cost increased 262% to $689.1 million from $190.1 million;

•	operating income increased 73% to $8.5 million from $4.9 million; and

•	total revenues grew 147% to $49.2 million from $19.9 million.

Key Statistics

(Dollars in thousands, except per share and per unit information)

	For the Years Ended
Financial Statistics	2014	2013	2012
Total revenue	$49,203	$19,943	$16,629
Earnings (loss) per share - diluted	$0.14	$0.12	$(0.45)
Core funds from operations (“Core FFO”) per share	$0.68	$0.81	$0.71
Leverage ratio (2)	60%	53%	58%
Dividends declared per common share	$0.72	$0.63	0.60

Apartment Portfolio
Reported investments in real estate at cost	$689,112	$190,096	$153,565
Net operating income	$25,776	$10,514	$8,563
Number of properties owned	30	10	8
Multifamily units owned	8,819	2,790	2,004
Portfolio average occupancy	92.7%	94.5%	92.0%
Average monthly effective rent per unit(1)	$788	$770	$787

(1)	Average monthly effective rent per occupied unit represents the average monthly rent collected for all occupied units after giving effect to tenant concessions. We do not report average monthly effective rent per unit in the month of acquisition as it is not representative of a full month of operations.
(2)	Leverage ratio is the percentage of total indebtedness to investments in real estate at cost and cash.

Trends That May Affect Our Business

The following trends may affect our business:

Growing rental households. We believe there are several trends that may support additional rental rate increases while keeping occupancies stable in 2015. First there are increasing numbers of 20 to 34 year old persons in the United States and job growth for this demographic which we believe will create increasing numbers of rental households. In addition, the U.S. homeownership rate dropped to a twenty year low which also indicates growth in the number of rental households.

Capitalization rate compression. We have seen modest reductions in the capitalization rates for apartment properties in the relevant markets where we own properties or are interested in acquiring properties. The capitalization rate is a measure of return on a real estate property based on the expected income the property will generate. A capitalization rate is generally determined by dividing the net operating income of a property by the total value of the property. However, this reduction or compression has been more than offset by the lower financing rates discussed below in “Interest rate environment.”

Interest rate environment. Interest rates for commercial real estate financing remained at historically low levels during 2014. During 2014, we were able to reduce the cost of our floating rate line of credit and reduced our weighted average effective interest rate of our other outstanding indebtedness.

Property acquisition, occupancy and rental trends. We plan to continue to opportunistically acquire properties in markets that we believe meet our investment strategy both in markets where we currently have properties and in new markets. We believe we will be able to keep occupancies stable over time and increase rents over time on average 3% to 4% through 2015.

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

Set forth below is a reconciliation of net income (loss) to FFO and Core FFO for the years ended December 31, 2013, 2012 and 2011 (in thousands, except share and per share information):

	For the Year Ended December 31, 2014		For the Year Ended December 31, 2013		For the Year Ended December 31, 2012
	Amount	Per Share	Amount	Per Share	Amount	Per Share
Funds From Operations:
Net income (loss)	$2,944	$0.14	$1,274	$0.18	$427	$0.08
Adjustments:
Income allocated to preferred shares	—	—	(10)	(0.00)	(15)	(0.00)
Income allocated to preferred units	(4)	0.00	(220)	(0.03)	(79)	(0.01)
Real estate depreciation and amortization	12,520	0.58	4,413	0.61	3,466	0.61

Funds From Operations	$15,460	$0.72	$5,457	$0.76	$3,799	$0.68

Weighted-average shares—diluted (1)	21,532,671	21,532,671	7,151,738	7,151,738	5,550,284	5,550,284

Core Funds From Operations:
Funds From Operations	$15,460	$0.72	$5,457	$0.77	$3,799	$0.68
Adjustments:
Equity based compensation	206	0.01	77	0.01	—	—
Acquisition fees and expenses	1,842	0.09	248	0.03	157	0.03
(Gains) losses on assets	(2,882)	(0.13)	—	—	—	—

Core Funds From Operations	$14,626	$0.68	$5,782	$0.81	$3,956	$0.71

Weighted-average shares—diluted (1)	21,532,671	21,532,671	7,151,738	7,151,738	5,550,284	5,550,284

(1)	Weighted-average shares—diluted includes 5,274,900 limited partnership units that were exchanged for common stock on May 7, 2013 and exchangeable for common stock as of December 31, 2012.

Results of Operations

Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013

Revenue

Rental Income. Rental revenue increased $27.0 million to $44.8 million for the year ended December 31, 2014 from $17.8 million for the year ended December 31, 2013. The increase is substantially due to the $26.4 million of rental income from the acquisition of 20 properties during the year ended December 31, 2014 and two properties present for a full year in 2014. The remaining increase of $0.6 million is due to improved occupancy and rental rates at the historical properties.

Tenant reimbursement income. Tenant reimbursement income increased $1.0 million to $1.9 million for the year ended December 31, 2014 from $0.9 million for the year ended December 31, 2013. The increase is substantially due to the acquisition of 20 properties during the year ended December 31, 2014 and two properties present for a full year in 2014.

Other income. Other income increased $1.2 million to $2.4 million for the year ended December 31, 2014 from $1.2 million for the year ended December 31, 2013. The increase is substantially due to the acquisition of 20 properties during the year ended December 31, 2014 and two properties acquired present for a full year in 2014.

Expenses

Property operating expenses. Property operating expenses increased $14.0 million to $23.4 million for the year ended December 31, 2014 from $9.4 million for the year ended December 31, 2013. The increase is due to $13.3 million of expenses associated with the acquisition of 20 properties during the year ended December 31, 2014 and two properties present for a full year in 2014. The remaining increase of $0.7 million is substantially due to increased real estate taxes at our historical properties.

General and administrative expense. General and administrative expense increased $0.5 million to $1.1 million for the year ended December, 31 2014 from $0.6 million for the year ended December 31, 2013. The increase is due to costs associated with being a public company and stock based compensation expense of $0.2 million for the year ended December 31, 2014.

Asset management fees. Asset management fees increased $1.4 million to $1.7 million for the year ended December 31, 2014 from $0.3 million for the year ended December 31, 2013. The increase is due to the growth of our average invested real estate assets due to the acquisition of $497.1 million in properties during the year ended December 31, 2014 and $36.2 million of properties present for a full year in 2014.

Acquisition expenses. Acquisition expenses increased $1.6 million to $1.8 million for the year ended December 31, 2014 from $0.2 million for the year ended December 31, 2013. These expenses were incurred in connection with the acquisition of 20 properties during the year ended December 31, 2014 as compared to two properties acquired during the year ended December 31, 2013.

Depreciation and amortization expense. Depreciation and amortization expense increased $8.1 million to $12.5 million for the year ended December 31, 2014 from $4.4 million for the year ended December 31, 2013. The increase is due to the acquisition of 20 properties during the year ended December 31, 2014 and two properties present for a full year in 2014.

Interest expense. Interest expense increased $4.8 million to $8.5 million for the year ended December 31, 2014 from $3.7 million for the year ended December 31, 2013. The increase is due to the $247.8 million of first mortgages and $67.8 million of debt assumed that was used to finance our acquisition of $497.1 million of properties during 2014

Gain (loss) on assets. We generated a gain of $2.9 million on the acquisition of the OKC portfolio referenced below for the year ended December 31, 2014. The fair value of the properties acquired and debt assumed exceeded the purchase price generating the gain. No such gain was generated in the year ended December 31, 2013.

Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012

Revenue

Rental Income. Rental revenue increased $3.0 million to $17.8 million for the year ended December 31, 2013 from $14.8 million for the year ended December 31, 2012. The increase is attributable to $2.5 million of revenue from a property we acquired in 2012 present for a full year in 2013 and the acquisition of two properties in 2013 along with improved occupancy at our historical properties.

Tenant reimbursement income. Tenant reimbursement income increased $0.1 million to $0.9 million for the year ended December 31, 2013 from $0.8 million for the year ended December 31, 2012. The increase is attributable to the acquisition of a property in 2012 present for a full year in 2013 and the acquisition of two properties in 2013.

Other income. Other income increased $0.2 million to $1.2 million for the year ended December 31, 2013 from $1.0 million for the year ended December 31, 2012. The increase is attributable to the acquisition of a property in 2012 present for a full year in 2013 and the acquisition of two properties in 2013.

Expenses

Property operating expenses. Property operating expenses increased $1.3 million to $9.4 million for the year ended December 31, 2013 from $8.1 million for the year ended December 31, 2012. The increase is attributable to the acquisition of a property in 2012 present for a full year in 2013 and the acquisition of two properties in 2013.

General and administrative expense. General and administrative expense decreased $0.4 million to $0.6 million for the year ended December, 31 2013 from $1.0 million for the year ended December 31, 2012. The decrease is due to a change in transfer agent and reduced legal expenses.

Asset management fees. Asset management fees increased $0.1 million to $0.3 million for the year ended December 31, 2013 from $0.2 million for the year ended December 31, 2012. The increase is attributable to the acquisition of a property in 2012 present for a full year in 2013 and the acquisition of two properties in 2013.

Acquisition expenses. Acquisition expenses were $0.2 million for the years ended December 31, 2013 and 2012.

Depreciation and amortization expense. Depreciation and amortization expense increased $0.9 million to $4.4 million for the year ended December 31, 2013 from $3.5 million for the year ended December 31, 2012. The increase is attributable to the acquisition of a property in 2012 present for a full year in 2013 and the acquisition of two properties in 2013.

Interest expense. Our interest expense increased $0.4 million to $3.7 million for the year ended December 31, 2013 from $3.3 million for the year ended December 31, 2012. The increase is primarily attributable to the mortgage indebtedness used to finance a property we acquired in 2012, which was present for a full year in 2013.

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

Our primary cash requirements are to:

•	make investments and fund the associated costs;

•	repay our indebtedness;

•	pay our operating expenses, including fees paid to our advisor and our property manager; and

•	distribute a minimum of 90% of our REIT taxable income (determined without regard to the deduction for dividends paid and excluding net capital gain) and to make investments in a manner that enables us to maintain our qualification as a REIT.

We intend to meet these liquidity requirements primarily through:

•	the use of our cash and cash equivalent balance of $14.8 million as of December 31, 2014;

•	cash generated from operating activities;

•	our secured credit facility and existing and future financing secured directly or indirectly by the apartment properties in our portfolio;

•	proceeds from the sale of our common stock; and

•	if required, proceeds from future borrowings and offerings.

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

On November 25, 2014, we completed an underwritten public offering selling 6,000,000 shares of our common stock for $9.60 per share raising gross and estimated net proceeds of $57.6 million and $54.7 million, respectively.

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

RAIT has purchased in the aggregate 1,974,819 shares for $17.3 million in four underwritten public offerings to date, paying the public offering price without any underwritten discount. RAIT did not buy any shares in our last underwritten public offering.

On October 25, 2013, we entered into a $20 million secured revolving credit agreement with The Huntington National Bank to be used to acquire properties, for capital expenditures and for general corporate purposes. On September 9, 2014 we amended this agreement increasing the facility to $30 million. The facility has a 3-year term, bears interest at LIBOR plus 2.50% and contains customary financial covenants for this type of revolving credit agreement. As of December 31, 2014, there was $11.6 million of availability under this facility.

Cash Flows

As of December 31, 2014 and 2013, we maintained cash and cash equivalents of approximately $14.8 million and $3.3 million, respectively. Our cash and cash equivalents were generated from the following activities (dollars in thousands):

	For the Years Ended December 31
	2014	2013	2012
Cash flow from operating activities	$15,724	$6,018	$4,484
Cash flow from investing activities	(307,337)	(38,239)	(16,928)
Cash flow from financing activities	303,042	33,022	13,870

Net change in cash and cash equivalents	11,429	801	1,426
Cash and cash equivalents at beginning of year	3,334	2,533	1,107

Cash and cash equivalents at end of year	$14,763	$3,334	$2,533

Our increased cash inflow from operating activities during the year ended December 31, 2014 resulted from the expansion of our investments through the acquisition of 20 properties in 2014, as well as those properties present for a full year of operations and improved occupancy and rental rates from our historical portfolio.

Our increased cash outflow from investing activities during the year ended December 31, 2014 is due to the acquisition of 20 properties in 2014 as compared to two properties during the year ended December 31, 2013.

The increased cash flow from our financing activities during the year ended December 31, 2014 is substantially due to the completion of our three underwritten public offerings as well as $116 million of new mortgage debt origination following property acquisitions.

Outstanding Indebtedness

The following table contains summary information concerning the indebtedness that encumbered our properties as of December 31, 2014 (dollars in thousands):

	Outstanding Principal	Carrying Amount	Effective Interest Rate		Maturity Date
Belle Creek Apartments	$10,575	$10,575	2.4	%(1)	April 28, 2021
Berkshire Square Apartments	8,612	8,612	4.4	%(3)	January 1, 2021
Centrepoint Apartments	17,600	17,600	3.7	%(2)	January 1, 2019
Copper Mill Apartments	7,200	7,200	5.7%		May 1, 2021
Crestmont Apartments	6,612	6,612	5.7%		May 1, 2021
Cumberland Glen Apartments	6,759	6,759	5.7%		May 1, 2021
Heritage Trace Apartments	5,388	5,388	5.7%		May 1, 2021
Runaway Bay Apartments	10,033	10,033	3.6%		November 1, 2022
Tresa at Arrowhead	27,500	27,500	2.4	%(1)	April 28, 2021
Reserve at Eagle Ridge	18,850	18,850	4.7%		March 1, 2024
OKC Portfolio	44,939	46,471	2.8	%(5)	April 1, 2016
Kings’ Landing	21,200	21,200	4.0	%(6)	June 1, 2022
Crossings	15,313	15,313	3.9%		June 1, 2024
Carrington Park	14,235	14,235	4.0%		August 1, 2024
Arbors at the Reservoir	13,150	13,150	4.0%		August 1, 2024
Walnut Hill	18,650	18,650	3.4%		October 1, 2021
Lenoxplace	15,991	15,991	3.7%		November 1, 2021
Bennington Pond	11,375	11,375	3.7%		December 1, 2024
Stonebridge Crossing	19,370	19,370	3.4%		January 1, 2022
Prospect Park	9,230	9,230	3.6%		January 1, 2025
Brookside	13,455	13,455	3.6%		January 1, 2025
Jamestown	22,880	22,880	3.6%		January 1, 2025
Meadows	24,245	24,245	3.6%		January 1, 2025
Oxmoor	35,815	35,815	3.6%		January 1, 2025

Total mortgage debt/Weighted-Average	$398,977	$400,509	3.6%
Secured Credit Facility	18,392	18,392	2.7	%(4)	October 25, 2016

Total indebtedness /Weighted-Average	$417,369	$418,901	3.6%

(1)	Floating rate at 225 basis points over the 30-day London Interbank Offered Rate, or LIBOR. As of December 31, 2014, 30-day LIBOR was 0.17%. Interest only payments are due monthly. These mortgages are held by RAIT.
(2)	Fixed rate. Interest only payments are due monthly. Beginning February 1, 2015, principal and interest payments are required based on a 30-year amortization schedule.
(3)	Fixed Rate. Interest only payments are due monthly. Beginning February 1, 2016, principal and interest payments are required based on a 30-year amortization schedule.
(4)	Floating rate at 250 basis points over 30-day LIBOR. As of December 31, 2014, 30-day LIBOR was 0.17%. Interest only payments are due monthly.
(5)	Contractual interest rate is 5.6%. The debt was assumed and recorded at a premium that will be amortized to interest expense over the remaining term. Principal and interest payments are required based on a 30-year amortization schedule.
(6)	Fixed Rate. Interest only payments are due monthly. Beginning June 1, 2017, principal and interest payments are required based on a 30-year amortization schedule.

As of December 31, 2014 we were in compliance with all financial covenants contained in our indebtedness.

The following table contains summary information concerning the indebtedness that encumbered our properties as of December 31, 2013:

	Outstanding Principal	Carrying Amount	Effective Interest Rate		Maturity Date
Belle Creek Apartments	$10,575	$10,575	2.4	%(1)	April 28, 2021
Berkshire Square Apartments	8,612	8,612	4.4	%(3)	January 1, 2021
Centrepoint Apartments	17,600	17,600	3.7	%(2)	January 1, 2019
Copper Mill Apartments	7,293	7,293	5.7%		May 1, 2021
Crestmont Apartments	6,698	6,698	5.7%		May 1, 2021
Cumberland Glen Apartments	6,846	6,846	5.7%		May 1, 2021
Heritage Trace Apartments	5,457	5,457	5.7%		May 1, 2021
Runaway Bay Apartments	10,222	10,222	3.6%		November 1, 2022
Tresa at Arrowhead	27,500	27,500	2.4	%(1)	April 28, 2021

Total mortgage debt/Weighted-Average	$100,803	$100,803	3.8%
Secured Credit Facility	2,500	2,500	2.9	%(4)	October 25, 2016

Total indebtedness /Weighted-Average	$103,303	$103,303	3.8%

(1)	Floating rate at 225 basis points over 30-day LIBOR. As of December 31, 2013, 30-day LIBOR was 0.17%. Interest only payments are due monthly. These mortgages are held by RAIT.
(2)	Fixed rate. Interest only payments are due monthly. Beginning February 1, 2015, principal and interest payments are required based on a 30-year amortization schedule.
(3)	Fixed Rate. Interest only payments are due monthly. Beginning February 1, 2016, principal and interest payments are required based on a 30-year amortization schedule.
(4)	Floating rate at 275 basis points over 30-day LIBOR. As of December 31, 2013, 30-day LIBOR was 0.17%. Interest only payments are due monthly.

The weighted average effective interest rate of our mortgage indebtedness was 3.6% as of December 31, 2014. As of December 31, 2014, RAIT held $38.1 million of our debt while $360.9 million was held by third parties. As of December 31, 2013, RAIT held $38.1 million of our debt while $62.7 million was held by third parties. For each of the years ended December 31, 2014 and 2013, we paid approximately $1.0 million of interest to RAIT.

Mortgage Indebtedness

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

On January 27, 2015 we entered into a loan agreement for a $22.9 million loan secured by a first mortgage on our Iron Rock Ranch property. The loan bears interest at a rate of 3.43% per annum, provides for monthly payments of interest only until the maturity date of February 1, 2025 when the principal balance, accrued interest and all other amounts due under the loan become due.

On December 29, 2014 we entered into a loan agreement for a $19.4 million loan secured by a first mortgage on our Stonebridge Crossing property. The loan bears interest at a rate of 3.41% per annum, provides for monthly payments of interest only until the maturity date of January 1, 2022 when the principal balance, accrued interest and all other amounts due under the loan become due.

On December 8, 2014 in connection with the acquisition of Prospect Park, we entered into a loan agreement for a $9.2 million loan secured by a first mortgage on the property. The loan bears interest at a fixed rate of 3.6% per annum, provides for monthly payments of interest only until the maturity date of January 1, 2025 when the principal balance, accrued interest and all other amounts due under the loan become due.

On December 8, 2014 in connection with the acquisition of Brookside, we entered into a loan agreement for a $13.5 million loan secured by a first mortgage on the property. The loan bears interest at a fixed rate of 3.6% per annum, provides for monthly payments of interest only until the maturity date of January 1, 2025 when the principal balance, accrued interest and all other amounts due under the loan become due.

On December 8, 2014 in connection with the acquisition of Jamestown, we entered into a loan agreement for a $22.9 million loan secured by a first mortgage on the property. The loan bears interest at a fixed rate of 3.6% per annum, provides for monthly payments of interest only until the maturity date of January 1, 2025 when the principal balance, accrued interest and all other amounts due under the loan become due.

On December 8, 2014 in connection with the acquisition of Meadows, we entered into a loan agreement for a $24.2 million loan secured by a first mortgage on the property. The loan bears interest at a fixed rate of 3.6% per annum, provides for monthly payments of interest only until the maturity date of January 1, 2025 when the principal balance, accrued interest and all other amounts due under the loan become due.

On December 8, 2014 in connection with the acquisition of Oxmoor, we entered into a loan agreement for a $35.8 million loan secured by a first mortgage on the property. The loan bears interest at a fixed rate of 3.6% per annum, provides for monthly payments of interest only until the maturity date of January 1, 2025 when the principal balance, accrued interest and all other amounts due under the loan become due.

On November 24, 2014 in connection with the acquisition of Bennington Pond, we entered into a loan agreement for a $11.4 million loan secured by a first mortgage on the property. The loan bears interest at a fixed rate of 3.7% per annum, provides for monthly payments of interest only until the maturity date of December 1, 2024 when the principal balance, accrued interest and all other amounts due under the loan become due.

On October 24, 2014 we entered into a loan agreement for a $16.0 million loan secured by a first mortgage on our Lenoxplace property. The loan bears interest at a fixed rate of 3.7% per annum, provides for monthly payments of interest only until the maturity date of November 1, 2021 when the principal balance, accrued interest and all other amounts due under the loan become due.

On September 15, 2014, we entered into a loan agreement for a $18.7 million loan secured by a first mortgage on our Walnut Hill property. The loan bears interest at a fixed rate of 3.4% per annum, provides for monthly payments of interest only until the maturity date of October 1, 2021 when the principal balance, accrued interest and all other amounts due under the loan become due.

On July 15, 2014, we entered into a loan agreement for a $13.2 million loan secured by a first mortgage on our Arbors property. The loan bears interest at a fixed rate of 4.0% per annum, provides for monthly payments of interest only until the maturity date of August 1, 2024 when the principal balance, accrued interest and all other amounts due under the loan become due.

On July 15, 2014, we entered into a loan agreement for a $14.2 million loan secured by a first mortgage on our Carrington property. The loan bears interest at a fixed rate of 4.0% per annum, provides for monthly payments of interest only until the maturity date of August 1, 2024 when the principal balance, accrued interest and all other amounts due under the loan become due.

On May 27, 2014, we entered into a loan agreement for a $15.3 million loan secured by a first mortgage on our Crossings property. The loan bears interest at a fixed rate of 3.9% per annum, provides for monthly payments of interest only until the maturity date of June 1, 2024 when the principal balance, accrued interest and all other amounts due under the loan become due.

On March 31, 2014, in connection with the acquisition of King’s Landing, we assumed $21.2 million of an existing loan secured by the property. The loan bears interest at a fixed rate of 4.0% per annum, provides for monthly payments of interest only until June 1, 2017 when principal and interest payments will be due monthly based on a 30-year amortization schedule, and matures on June 1, 2022.

On February 28, 2014, in connection with the acquisition of the OKC Portfolio we assumed $45.8 million of an existing loan secured by the property. The Loan bears interest at a fixed rate of 5.6% per annum, provides for monthly payments of principal and interest based on a 30-year amortization schedule and matures on April 1, 2016. We recorded the debt assumed at its fair value of $48.3 million based on a market rate of 2.8% for the remaining term. The resulting premium of $2.5 million will be amortized to interest expense over the remaining term of the mortgage.

On February 7, 2014, we entered into a loan agreement for an $18.9 million loan secured by a first mortgage on our Reserve at Eagle Ridge property. The loan bears interest at a fixed rate of 4.7% per annum, provides for monthly payments of interest only until the maturity date of March 1, 2024 when the principal balance, accrued interest and all other amounts due under the loan become due.

On December 27, 2013, we entered into a loan agreement for an $8.6 million loan secured by a first mortgage on our Berkshire Square property. We used a portion of the loan to repay an advance of approximately $8.0 million made with respect to the property pursuant to our Secured Credit Facility. The loan bears interest at a fixed rate of 4.42% per annum, provides for monthly payments of interest only until February 2016 and for payments of principal and interest thereafter. The loan matures on January 1, 2021 and $7.5 million will be due upon maturity. The loan cannot be prepaid or defeased until September 26, 2016. Thereafter, the loan may be defeased pursuant to the terms of the note and loan agreement. The loan may be prepaid in full without additional consideration during the last three months of the loan term.

Secured Credit Facility

On October 25, 2013, we entered into a $20.0 million secured revolving credit agreement with The Huntington National Bank to be used to acquire properties, for capital expenditures and for general corporate purposes. On September 9, 2014 we amended this agreement increasing the facility to $30.0 million. The facility has a 3-year term, bears interest at LIBOR plus 2.50% and contains customary financial covenants for this type of revolving credit agreement. As of December 31, 2014, there was $11.6 million of availability under this facility.

Stockholder Equity

Common Shares

On November 25, 2014, we completed an underwritten public offering selling 6,000,000 shares of our common stock for $9.60 per share raising gross and estimated net proceeds of $57.6 million and $54.7 million, respectively.

On July 21, 2014, we completed an underwritten public offering selling 8,050,000 shares of our common stock for $9.50 per share raising gross and net proceeds of $76.5 million and $72.0 million, respectively.

On January 29, 2014, we completed an underwritten public offering selling 8,050,000 shares of our common stock for $8.30 per share resulting in gross and net proceeds of $66.8 million and $62.7 million, respectively.

On August 13, 2013, we engaged in an underwritten public offering of 4,000,000 shares of our common stock for $8.50 per share for total gross proceeds of approximately $34.0 million.

Our board of directors declared the following dividends for the months of January, February, March, April, May, June, July, August, September, October, November and December 2014:

Month	Record Date	Payment Date	Dividend Declared Per Share
January 2014	January 31, 2014	February 17, 2014	$0.06
February 2014	February 28, 2014	March 17, 2014	$0.06
March 2014	March 31, 2014	April 15, 2014	$0.06
April 2014	April 30, 2014	May 15, 2014	$0.06
May 2014	May 30, 2014	June 16, 2014	$0.06
June 2014	June 30, 2014	July 15, 2014	$0.06
July 2014	July 31, 2014	August 15, 2014	$0.06
August 2014	August 29, 2014	September 15, 2014	$0.06
September 2014	September 30, 2014	October 15, 2014	$0.06
October 2014	October 31, 2014	November 17, 2014	$0.06
November 2014	November 28, 2014	December 15, 2014	$0.06
December 2014	December 31, 2014	January 15, 2015	$0.06

On January 19, 2015, our board of directors declared the following dividends for January, February and March 2015:

Month	Record Date	Payment Date	Dividend Declared Per Share
January 2015	January 30, 2015	February 17, 2015	$0.06
February 2015	February 27, 2015	March 16, 2015	$0.06
March 2015	March 31, 2015	April 15, 2015	$0.06

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

Contractual Commitments

The table below summarizes our contractual obligations as of December 31, 2014 (dollars in thousands):

	Payment due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Principal payments on outstanding debt obligations	$417,369	$1,954	$64,665	$19,060	$331,690
Interest payments on outstanding debt obligations(1)	130,357	16,311	32,036	30,978	51,031

Total	$547,726	$18,265	$96,701	$50,038	$382,721

(1)	All variable-rate indebtedness assumes a 30-day LIBOR rate of 0.17% as of December 31, 2014.

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

Management reviews its long-lived assets on an ongoing basis and evaluates the recoverability of the carrying value when there is an indicator of impairment. An impairment charge is recorded when it is determined that the carrying value of the assets exceeds the fair value. The estimated cash flows used for the impairment analysis and the determination of estimated fair value are based on our plans for the respective assets and our views of market and economic conditions. The estimates consider matters such as current and historical rental rates, occupancies for the respective and/or comparable properties, and recent sales data for comparable properties. Changes in estimated future cash flows due to changes in our plans or views of market and economic conditions could result in recognition of impairment losses, which, under the applicable accounting guidance, could be substantial.

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

As of December 31, 2014, our only interest rate sensitive assets or liabilities related to our $417.4 million of outstanding indebtedness, of which $56.5 million is floating-rate and $360.9 million is fixed-rate indebtedness. We monitor interest rate risk routinely and seek to minimize the possibility that a change in interest rates would impact the interest incurred and our cash flows. To mitigate such risk, we may use interest rate derivative contracts. As of December 31, 2014 and December 31, 2013, we did not have any interest rate derivatives in effect.

As of December 31, 2014, the fair value of our $360.9 million of fixed-rate indebtedness was $373.6 million. The fair value estimate of our fixed rate debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated at December 31, 2014. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations.

The following table summarizes the interest income and interest expense for a 12-month period, and the change in the net fair value of our investments and indebtedness assuming an instantaneous increase or decrease of 100 basis points in the LIBOR interest rate curve, both adjusted for the effects of our interest rate hedging activities (dollars in thousands):

	Liabilities Subject to Interest Rate Sensitivity (Par Amount)	100 Basis Point Increase	100 Basis Point Decrease (1)
Par value and interest expense of variable-rate indebtedness	56,467	(565)	90
Fair value and interest expense of fixed-rate indebtedness	373,596	(11,202)	12,037

Total	$430,063	$(11,767)	$12,127

(1)	Assumes the LIBOR interest rate will not decrease below 0%. The quoted 30-day LIBOR rate was 0.17% at December 31, 2014.

ITEM 8.	Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

OF INDEPENDENCE REALTY TRUST, INC.

(A Maryland Corporation)

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Independence Realty Trust, Inc.:

We have audited the accompanying consolidated balance sheets of Independence Realty Trust, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, equity, and cash flows for each of the years in the three-year period ended December 31, 2014. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of Independence Realty Trust, Inc.’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Independence Realty Trust, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Independence Realty Trust, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2015, expressed an adverse opinion on the effectiveness of Independence Realty Trust, Inc.’s internal control over financial reporting.

/s/ KPMG LLP

Philadelphia, Pennsylvania

March 16, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Independence Realty Trust, Inc.:

We have audited Independence Realty Trust, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Independence Realty Trust, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A(b). Our responsibility is to express an opinion on Independence Realty Trust Inc.’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness related to a lack of sufficient qualified resources to ensure the appropriate design and operating effectiveness of the Company’s reconciliation controls, management review controls, and controls over accounting estimates has been identified and included in management’s assessment. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Independence Realty Trust, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, equity, and cash flows for each of the years in the three-year period ended December 31, 2014, and our report dated March 16, 2015 expressed an unqualified opinion on those consolidated financial statements.

In our opinion, because of the effect of the aforementioned material weakness on the achievement of the objectives of the control criteria, Independence Realty Trust, Inc. has not maintained effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ KPMG LLP

Philadelphia, Pennsylvania

March 16, 2015

Independence Realty Trust, Inc. and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands, except share and per share data)

	As of December 31, 2014	As of December 31, 2013
ASSETS:
Investments in real estate:
Investments in real estate at cost	$689,112	$190,096
Accumulated depreciation	(23,376)	(15,775)

Investments in real estate, net	665,736	174,321
Cash and cash equivalents	14,763	3,334
Restricted cash	5,206	1,122
Accounts receivable and other assets	2,270	1,731
Intangible assets, net of accumulated amortization of $4,346 and $569, respectively	3,251	517
Deferred costs, net of accumulated amortization of $505 and $151, respectively	2,924	846

Total Assets	$694,150	$181,871

LIABILITIES AND EQUITY:
Indebtedness	$418,901	$103,303
Accounts payable and accrued expenses	8,353	2,374
Accrued interest payable	49	63
Dividends payable	1,982	515
Other liabilities	1,831	708

Total Liabilities	431,116	106,963
Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized, 0 and 0 shares issued and outstanding, respectively	—	—
Common stock, $0.01 par value; 300,000,000 shares authorized, 31,800,076 and 9,652,540 shares issued and outstanding, respectively	318	96
Additional paid-in capital	267,683	78,112
Retained earnings (accumulated deficit)	(16,728)	(3,300)

Total stockholders’ equity	251,273	74,908
Non-controlling interest	11,761	—

Total Equity	263,034	74,908

Total Liabilities and Equity	$694,150	$181,871

The accompanying notes are an integral part of these consolidated financial statements.

Independence Realty Trust, Inc. and Subsidiaries

Consolidated Statements of Operations

(Dollars in thousands, except share and per share information)

	For the Years Ended December 31
	2014	2013	2012
Revenue:
Rental income	$44,834	$17,843	$14,849
Tenant reimbursement income	1,924	943	818
Other income	2,445	1,157	962

Total revenue	49,203	19,943	16,629
Expenses:
Property operating expenses	23,427	9,429	8,066
General and administrative expenses	1,137	648	968
Asset management fees	1,736	272	240
Acquisition expenses	1,842	248	157
Depreciation and amortization	12,520	4,413	3,466

Total expenses	40,662	15,010	12,897

Operating Income	8,541	4,933	3,732
Interest expense	(8,496)	(3,659)	(3,305)
Gains (losses) on assets	2,882	0	0
Interest income	17	0	0

Net income (loss)	2,944	1,274	427
(Income) loss allocated to preferred shares	0	(10)	(15)
(Income) loss allocated to non-controlling interests	(4)	(649)	(535)

Net income (loss) allocable to common shares	$2,940	$615	$(123)

Earnings (loss) per share:
Basic	$0.14	$0.12	$(0.45)

Diluted	$0.14	$0.12	$(0.45)

Weighted-average shares:
Basic	21,315,928	5,330,814	275,384

Diluted	21,532,671	5,330,814	275,384

The accompanying notes are an integral part of these consolidated financial statements.

Independence Realty Trust, Inc. and Subsidiaries

Consolidated Statements of Equity

(Dollars in thousands, except share and per share data)

	Stockholders’ Equity
	Preferred Stock		Common Stock		Additional Paid-In	Retained Earnings (accumulated	Total Stockholder’s	Non-Controlling	Total
	Shares	Amount	Shares	Amount	Capital	deficit)	Equity	Interest	Equity
Balance, January 1, 2012	—	—	20,000	$0	$200	$(113)	$87	$46,971	$47,058
Net income	—	—	—	—	—	(108)	(108)	535	427
Distribution to non-controlling interest declared	—	—	—	—	—	—	—	(3,247)	(3,247)
Preferred dividends	—	—	—	—	—	(15)	(15)	—	(15)
Common dividends declared	—	—	—	—	—	(165)	(165)	—	(165)
Issuance of preferred shares	125	0	—	—	100	—	100	—	100
Issuance of common shares	—	—	325,063	3	3,190	—	3,193	—	3,193
Issuance of non-controlling interests	—	—	—	—	—	—	—	3,500	3,500

Balance, December 31, 2012	125	$0	345,063	$3	$3,490	$(401)	$3,092	$47,759	$50,851
Net income (loss)	—	—	—	—	—	625	625	649	1,274
Distribution to non-controlling interest declared	—	—	—	—	—	—	—	(1,323)	(1,323)
Preferred dividends	—	—	—	—	—	(10)	(10)	—	(10)
Common dividends declared	—	—	—	—	—	(3,477)	(3,477)	—	(3,477)
Redemption of preferred shares	(125)	0	—	—	(100)	(37)	(137)	—	(137)
Redemption of Series B preferred units	—	—	—	—	—	—	—	(3,500)	(3,500)
Issuance of common shares	—	—	4,023,577	40	31,113	—	31,153	—	31,153
Conversion of common units	—	—	5,274,900	53	43,532	—	43,585	(43,585)	—
Stock compensation expense	—	—	9,000	0	77	—	77	—	77

Balance, December 31, 2013	—	$—	9,652,540	$96	$78,112	$(3,300)	$74,908	$—	$74,908
Net income (loss)	—	—	—	—	—	2,940	2,940	4	2,944
Distribution to non-controlling interest declared	—	—	—	—	—	—	—	(204)	(204)
Common dividends	—	—	—	—	—	(16,368)	(16,368)	—	(16,368)
Issuance of non-controlling interests	—	—	—	—	—	—	—	11,961	11,961
Issuance of common shares, net	—	—	22,098,536	221	189,366	—	189,587	—	189,587
Stock compensation expense	—	—	49,000	1	205	—	206	—	206

Balance, December 31, 2014	—	$—	31,800,076	$318	$267,683	$(16,728)	$251,273	$11,761	$263,034

The accompanying notes are an integral part of these consolidated financial statements.

Independence Realty Trust, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Dollars in thousands)

	For the Years Ended December 31
	2014	2013	2012
Cash flows from operating activities:
Net income (loss)	$2,944	$1,274	$427
Adjustments to reconcile net income (loss) to cash flow from operating activities:
Depreciation and amortization	12,520	4,413	3,466
Amortization of deferred financing costs and premium on indebtedness, net	(660)	83	121
Share based compensation	206	77	—
(Gain) loss on assets	(2,882)	—	—
Changes in assets and liabilities:
Accounts receivable and other assets	764	(89)	240
Accounts payable and accrued expenses	2,670	210	132
Accrued interest payable	(14)	31	32
Other liabilities	176	19	66

Cash flow from operating activities	15,724	6,018	4,484
Cash flows from investing activities:
Acquisition of real estate properties	(299,881)	(36,822)	(15,781)
Capital expenditures	(4,158)	(1,445)	(1,148)
(Increase) decrease in restricted cash	(3,298)	28	1

Cash flow from investing activities	(307,337)	(38,239)	(16,928)
Cash flows from financing activities:
Proceeds from issuance of preferred stock	—	—	100
Proceeds from issuance of common stock	189,587	31,153	3,193
Proceeds from issuance of non-controlling interests	—	—	3,500
Proceeds from Secured Credit Facility and mortgage indebtedness	154,650	10,940	10,238
Secured Credit Facility and mortgage principal repayments	(26,001)	(222)	—
Redemption of Series B preferred units	—	(3,500)	—
Redemption of preferred shares	—	(137)	—
(Payments) reimbursements for deferred financing costs	(89)	(418)	7
Distributions on preferred stock	—	(10)	(15)
Distributions on common stock	(14,978)	(2,979)	(149)
Distributions to non-controlling interests	(127)	(1,805)	(3,004)

Cash flow from financing activities	303,042	33,022	13,870

Net change in cash and cash equivalents	11,429	801	1,426
Cash and cash equivalents at the beginning of the period	3,334	2,533	1,107

Cash and cash equivalents at the end of the period	$14,763	$3,334	$2,533

Supplemental cash flow information:
Cash paid for interest	$9,170	$3,545	$3,219
Non cash decrease in non-controlling interests from conversion of limited partnership units to shares of common stock	$—	$43,585	$—
Value of limited partnership units issued in acquisitions	$11,961	$—	$—
Mortgage debt assumed	$66,963	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of December 31, 2014

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

e. Restricted Cash

Restricted cash includes tenant escrows and our funds held by lenders to fund certain expenditures or to be released at our discretion upon the occurrence of certain pre-specified events. As of December 31, 2014 and 2013, we had $5,206 and $1,122, respectively, of restricted cash accounts.

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

As of December 31, 2014

(Dollars in thousands, except share and per share data)

g. Investments in Real Estate

Allocation of Purchase Price of Acquired Assets

We account for acquisitions of properties that meet the definition of a business pursuant to FASB ASC Topic 805, “Business Combinations”. The fair value of the real estate acquired is allocated to the acquired tangible assets, consisting of land, building and improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases for acquired in-place leases and the value of tenant relationships, based in each case on their fair values. Purchase accounting is applied to assets and liabilities associated with the real estate acquired. Transaction costs and fees incurred related to acquisitions are expensed as incurred. Transaction costs and fees incurred related to the financing of an acquisition are capitalized and amortized over the life of the loan.

Upon the acquisition of properties, we estimate the fair value of acquired tangible assets (consisting of land, building and improvements) and identified intangible assets and liabilities (consisting of above and below-market leases, in-place leases and tenant relationships), and assumed debt at the date of acquisition, based on the evaluation of information and estimates available at that date. Based on these estimates, we allocate the initial purchase price to the applicable assets and liabilities. As final information regarding fair value of the assets acquired and liabilities assumed is received and estimates are refined, appropriate adjustments will be made to the purchase price allocation, in no case later than twelve months of the acquisition date. We did not make any adjustments from prior periods to the purchase price allocation during the year ended December 31, 2014.

In determining the fair value of the identified intangible assets and liabilities of an acquired property, above-market and below-market in-place lease values are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the differences between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining term of the lease. The capitalized above-market lease values and the capitalized below-market lease values are amortized as an adjustment to rental income over the lease term. We did not acquire any above-market or below-market in-place leases during the years ended December 31, 2014 and 2013.

The aggregate value of in-place leases is determined by evaluating various factors, including an estimate of carrying costs during the expected lease-up periods, current market conditions and similar leases. In estimating carrying costs, management includes real estate taxes, insurance and other operating expenses, and estimates of lost rental revenue during the expected lease-up periods based on current market demand. Management also estimates costs to execute similar leases including leasing commissions, legal and other related costs. The value assigned to this intangible asset is amortized over the assumed lease up period, typically six months. For the years ended December 31, 2014, 2013 and 2012 we recorded $3,777, $490 and $78 of amortization expense for intangible assets, respectively. As of December 31, 2014, we expect to record additional amortization expense on current in-place lease intangible assets of $3,251 during 2015.

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

Management reviews its long-lived assets on an ongoing basis and evaluates the recoverability of the carrying value when there is an indicator of impairment. An impairment charge is recorded when it is determined that the carrying value of the asset exceeds the fair value. The estimated cash flows used for the impairment analysis and the determination of estimated fair value are based on our plans for the respective assets and our views of market and economic conditions. The estimates consider matters such as current and historical rental rates, occupancies for the respective and/or comparable properties, and recent sales data for comparable properties. Changes in estimated future cash flows due to changes in our plans or views of market and economic conditions could result in recognition of impairment losses, which, under the applicable accounting guidance, could be substantial.

Depreciation and Amortization

Depreciation expense for real estate assets are computed using a straight-line method based on a life of 40 years for buildings and improvements and five to ten years for equipment and fixtures. Expenditures for improvements are capitalized and amortized over the initial term of each lease. For the years ended December 31, 2014, 2013 and 2012 we recorded $8,742, $3,923 and $3,388 of depreciation expense, respectively.

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of December 31, 2014

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

FASB ASC Topic 825, “Financial Instruments” requires disclosure of the fair value of financial instruments for which it is practicable to estimate that value. The fair value of mortgage indebtedness is based on a discounted cash flows valuation technique, which classifies this as a level 3 liability within the fair value hierarchy. The carrying value and fair value of mortgage indebtedness as of December 31, 2014 was $400,509 and $411,311, respectively. The carrying value and fair value of mortgage indebtedness as of December 31, 2013 was $100,803 and $101,272, respectively. The fair value of secured credit facility, cash and cash equivalents and restricted cash approximates cost due to the nature of these instruments.

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of December 31, 2014

(Dollars in thousands, except share and per share data)

j. Deferred Costs

We capitalize initial direct costs upon the execution of a loan and amortize the deferred costs to interest expense over the term of the loan.

k. Income Taxes

We have elected to be taxed as a REIT beginning with the taxable year ended December 31, 2011. Accordingly, we recorded no income tax expense for the years ended December 31, 2014, 2013 and 2012.

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

l. Share-Based Compensation

We will account for stock-based compensation in accordance with FASB ASC Topic 718, “Compensation—Stock Compensation”. We do not have any employees and therefore account for share-based compensation as nonemployee awards. Stock-based compensation cost is measured at the grant date based on the fair value of the award and revalued at the end of each accounting period. The expense is recognized over the requisite service period, which is the vesting period. Stock-based compensation will be classified within general and administrative expense in the consolidated statements of operations.

m. Non-controlling Interest

The non-controlling interest represents limited partnership units of our operating partnership that were issued in connection with property acquisitions. We record limited partnership units issued in acquisitions at its fair value on the closing date of the acquisition. The holders of the limited partnership units have the right to redeem their limited partnership units for either shares of our common stock or for cash at our discretion. As the settlement of a redemption is in our sole discretion, we present non-controlling interest in our consolidated balance sheet within equity but separate from shareholders’ equity. Any non-controlling interests that fail to qualify as permanent equity will be presented as temporary equity and be carried at their redemption value. As of December 31, 2014, the value of the operating partnership units was $11,940 based on our closing stock price of $9.31 on December 31, 2014.

n. Recent Accounting Pronouncements

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

As of December 31, 2014

(Dollars in thousands, except share and per share data)

NOTE 3: Investments in Real Estate

As of December 31, 2014, our investments in real estate consisted of 30 apartment properties (unaudited). The table below summarizes our investments in real estate:

	2014	2013	Depreciable Lives
Land	$112,600	$37,418	—
Building	570,475	149,657	40
Furniture, fixtures and equipment	6,037	3,021	5-10

Total investment in real estate	689,112	190,096
Accumulated depreciation	(23,376)	(15,775)

Investments in real estate, net	$665,736	$174,321

Acquisitions

On December 30, 2014, we acquired an apartment residential community located in Austin, Texas, known as Iron Rock Ranch. We acquired the property for an aggregate purchase price of $35,250 exclusive of closing costs. In connection with the acquisition our operating partnership issued 918,098 limited partnership units valued at $8,550.

On December 16, 2014, we acquired an apartment residential community located in Little Rock, Arkansas, known as Stonebridge at the Ranch. We acquired the property for an aggregate purchase price of $31,580 exclusive of closing costs.

On December 8, 2014, we acquired an apartment residential portfolio located in Louisville, KY. The portfolio consists of five apartment communities known as Prospect Park, Brookside, Jamestown, Meadows and Oxmoor. We acquired the portfolio for an aggregate purchase price of $162,350 exclusive of closing costs.

On November 24, 2014, we acquired an apartment residential community located in Groveport, OH, known as Bennington Pond. We acquired the property for an aggregate purchase price of $17,500 exclusive of closing costs. In connection with the acquisition our operating partnership issued 4,929 limited partnership units valued at $48.

On September 15, 2014, we acquired an apartment residential community located in Shelby County, TN, known as Stonebridge Crossing. We acquired the property for an aggregate purchase price of $29,800 exclusive of closing costs.

On September 5, 2014, we acquired an apartment residential community located in Garner, North Carolina, known as Lenoxplace at Garner Station. We acquired the property for an aggregate purchase price of $24,250 exclusive of closing costs.

On August 28, 2014, we acquired an apartment residential community located in Cordova, Tennessee, known as Walnut Hill. We acquired the property for an aggregate purchase price of $27,900 exclusive of closing costs. In connection with the acquisition, our operating partnership issued 137,361 limited partnership units valued at $1,377.

On June 4, 2014, we acquired an apartment residential community located in Ridgeland, Mississippi, known as Arbors at the Reservoir. We acquired the property for an aggregate purchase price of $20,250 exclusive of closing costs.

On May 7, 2014, we acquired an apartment residential community located in Little Rock, Arkansas, known as Carrington. We acquired the property for an aggregate purchase price of $21,500 exclusive of closing costs. In connection with the acquisition our operating partnership issued 222,062 limited partnership units valued at $1,986.

On March 31, 2014, we acquired an apartment residential community, known as King’s Landing, in Creve Coeur, Missouri. We acquired the property for an aggregate purchase price of $32,700 exclusive of closing costs. In connection with the acquisition we assumed an existing loan with an outstanding principal balance of $21,200 secured by the property, bearing interest at 4.0% per annum, and maturing on June 1, 2022.

On February 28, 2014, we acquired a portfolio of five apartment properties located in Oklahoma which we refer to as the OKC Portfolio. We acquired the property for an aggregate purchase price of $65,000 exclusive of closing costs. In connection with the acquisition we assumed an existing loan with an outstanding principal balance of $45,763 secured by the property, bearing interest at 5.6% per annum and maturing on April 1, 2016. The fair value of the properties acquired and debt assumed was $70,431 and $48,312, respectively, generating a net gain of $2,882.

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of December 31, 2014

(Dollars in thousands, except share and per share data)

On January 31, 2014, we acquired an apartment residential community located in Waukegan, Illinois, known as The Reserve at Eagle Ridge. We acquired the property for an aggregate purchase price of $29,000 exclusive of closing costs.

On November 22, 2013, we acquired a fee simple interest in an apartment residential community located in Jackson, Mississippi, known as The Crossings at Ridgewood Apartments. We acquired the property for an aggregate purchase price of $23,000 exclusive of closing costs.

On September 19, 2013, we acquired a fee simple interest in an apartment residential community located in Indianapolis, Indiana, known as Berkshire Square Apartments. We acquired the property through a wholly owned subsidiary of our operating partnership, from an unaffiliated third party. We acquired the property for an aggregate purchase price of $13,250 exclusive of closing costs.

The following table summarizes the aggregate fair value of the assets and liabilities associated with the properties acquired during the year ended December 31, 2014, on the date of each acquisition, for the real estate accounted for under FASB ASC Topic 805.

Description	Fair Value of Assets Acquired During the Year Ended December 31, 2014
Assets acquired:
Investments in real estate	$496,000
Restricted cash	784
Other assets	2,563
Deferred financing costs	1,259
Intangible asset	6,511

Total assets acquired	$507,117
Liabilities assumed:
Loans payable on real estate	$186,512
Accounts payable and accrued expenses	3,312
Other liabilities	937

Total liabilities assumed	190,761

Estimated fair value of net assets acquired	$316,356

The tables below present the revenue, net income and earnings per share effect of the acquired properties as reported in our consolidated financial statements and on a pro forma basis as if the acquisitions occurred on January 1, 2013. These pro forma results are not necessarily indicative of the results which actually would have occurred if the acquisition occurred on the first day of the periods presented, nor does the pro forma financial information purport to represent the results of operations for future periods:

Description	For the Year Ended December 31, 2014 (unaudited)	For the Year Ended December 31, 2013 (unaudited)
Total revenue from acquisitions, as reported	$23,477	$0
Net income (loss) allocable to common shares from acquisitions, as reported(1)	3,054	0
Earnings (loss) per share
Basic-as reported	$0.16	$0.00
Diluted-as reported	$0.14	$0.00

Pro forma revenue (unaudited)	60,002	58,954
Pro forma net income (loss) allocable to common shares (unaudited)	7,508	5,847
Earnings (loss) per share
Basic-pro forma (unaudited)	$0.35	$1.10
Diluted-pro forma (unaudited)	$0.35	$1.10

(1)	The fair value of a property acquired exceeded the purchase price and a gain of $2,882 was recorded.

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of December 31, 2014

(Dollars in thousands, except share and per share data)

We have not yet completed the process of estimating the fair value of assets acquired and liabilities assumed for properties acquired during 2014. Accordingly, our preliminary estimates and the allocation of the purchase price to the assets acquired and liabilities assumed may change as we complete the process. In accordance with FASB ASC Topic 805, changes, if any, to the preliminary estimates and allocation will be reported in our financial statements retrospectively. We did not make any adjustments to the purchase price allocation of assets acquired prior to January 1, 2014 during the year ended December 31, 2014.

NOTE 4: Indebtedness

The following table contains summary information concerning the indebtedness that encumbered our properties as of December 31, 2014 (dollars in thousands):

	Outstanding Principal	Carrying Amount	Effective Interest Rate		Maturity Date
Belle Creek Apartments	$10,575	$10,575	2.4	%(1)	April 28, 2021
Berkshire Square Apartments	8,612	8,612	4.4	%(3)	January 1, 2021
Centrepoint Apartments	17,600	17,600	3.7	%(2)	January 1, 2019
Copper Mill Apartments	7,200	7,200	5.7%		May 1, 2021
Crestmont Apartments	6,612	6,612	5.7%		May 1, 2021
Cumberland Glen Apartments	6,759	6,759	5.7%		May 1, 2021
Heritage Trace Apartments	5,388	5,388	5.7%		May 1, 2021
Runaway Bay Apartments	10,033	10,033	3.6%		November 1, 2022
Tresa at Arrowhead	27,500	27,500	2.4	%(1)	April 28, 2021
Reserve at Eagle Ridge	18,850	18,850	4.7%		March 1, 2024
OKC Portfolio	44,939	46,471	2.8	%(5)	April 1, 2016
Kings’ Landing	21,200	21,200	4.0	%(6)	June 1, 2022
Crossings	15,313	15,313	3.9%		June 1, 2024
Carrington Park	14,235	14,235	4.0%		August 1, 2024
Arbors at the Reservoir	13,150	13,150	4.0%		August 1, 2024
Walnut Hill	18,650	18,650	3.4%		October 1, 2021
Lenoxplace	15,991	15,991	3.7%		November 1, 2021
Bennington Pond	11,375	11,375	3.7%		December 1, 2024
Stonebridge Crossing	19,370	19,370	3.4%		January 1, 2022
Prospect Park	9,230	9,230	3.6%		January 1, 2025
Brookside	13,455	13,455	3.6%		January 1, 2025
Jamestown	22,880	22,880	3.6%		January 1, 2025
Meadows	24,245	24,245	3.6%		January 1, 2025
Oxmoor	35,815	35,815	3.6%		January 1, 2025

Total mortgage debt/Weighted-Average	$398,977	$400,509	3.6%
Secured Credit Facility	18,392	18,392	2.7	%(4)	October 25, 2016

Total indebtedness /Weighted-Average	$417,369	$418,901	3.6%

(1)	Floating rate at 225 basis points over 30-day LIBOR. As of December 31, 2014, 30-day LIBOR was 0.17%. Interest only payments are due monthly. These mortgages are held by RAIT.
(2)	Fixed rate. Interest only payments are due monthly. Beginning February 1, 2015, principal and interest payments are required based on a 30-year amortization schedule.
(3)	Fixed Rate. Interest only payments are due monthly. Beginning February 1, 2016, principal and interest payments are required based on a 30-year amortization schedule.
(4)	Floating rate at 250 basis points over 30-day LIBOR. As of December 31, 2014, 30-day LIBOR was 0.17%. Interest only payments are due monthly.
(5)	Contractual interest rate is 5.6%. The debt was assumed and recorded at a premium that will be amortized to interest expense over the remaining term. Principal and interest payments are required based on a 30-year amortization schedule.
(6)	Fixed Rate. Interest only payments are due monthly. Beginning June 1, 2017, principal and interest payments are required based on a 30-year amortization schedule.

As of December 31, 2014 we were in compliance with all financial covenants contained in our indebtedness.

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of December 31, 2014

(Dollars in thousands, except share and per share data)

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

The weighted average effective interest rate of our mortgage indebtedness was 3.6% as of December 31, 2014. As of December 31, 2014, RAIT held $38,075 of our debt while $360,902 was held by third parties. As of December 31, 2013, RAIT held $38,075 of our debt while $62,728 was held by third parties. For each of the years ended December 31, 2014 and 2013, we paid approximately $966 of interest to RAIT.

Mortgage Indebtedness

On January 27, 2015 we entered into a loan agreement for a $22,900 loan secured by a first mortgage on our Iron Rock Ranch property. The loan bears interest at a rate of 3.4% per annum, provides for monthly payments of interest only until the maturity date of February 1, 2025.

On December 29, 2014 we entered into a loan agreement for a $19,370 million loan secured by a first mortgage on our Stonebridge Crossing property. The loan bears interest at a rate of 3.4% per annum, provides for monthly payments of interest only until the maturity date of January 1, 2022 when the principal balance, accrued interest and all other amounts due under the loan become due.

On December 8, 2014 in connection with the acquisition of Prospect Park, we entered into a loan agreement for a $9,230 loan secured by a first mortgage on the property. The loan bears interest at a fixed rate of 3.6% per annum, provides for monthly payments of interest only until the maturity date of January 1, 2025 when the principal balance, accrued interest and all other amounts due under the loan become due.

On December 8, 2014 in connection with the acquisition of Brookside, we entered into a loan agreement for a $13,455 loan secured by a first mortgage on the property. The loan bears interest at a fixed rate of 3.6% per annum, provides for monthly payments of interest only until the maturity date of January 1, 2025 when the principal balance, accrued interest and all other amounts due under the loan become due.

On December 8, 2014 in connection with the acquisition of Jamestown, we entered into a loan agreement for a $22,880 loan secured by a first mortgage on the property. The loan bears interest at a fixed rate of 3.6% per annum, provides for monthly payments of interest only until the maturity date of January 1, 2025 when the principal balance, accrued interest and all other amounts due under the loan become due.

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of December 31, 2014

(Dollars in thousands, except share and per share data)

On December 8, 2014 in connection with the acquisition of Meadows, we entered into a loan agreement for a $24,245 loan secured by a first mortgage on the property. The loan bears interest at a fixed rate of 3.6% per annum, provides for monthly payments of interest only until the maturity date of January 1, 2025 when the principal balance, accrued interest and all other amounts due under the loan become due.

On December 8, 2014 in connection with the acquisition of Oxmoor, we entered into a loan agreement for a $35,815 loan secured by a first mortgage on the property. The loan bears interest at a fixed rate of 3.6% per annum, provides for monthly payments of interest only until the maturity date of January 1, 2025 when the principal balance, accrued interest and all other amounts due under the loan become due.

On November 24, 2014 in connection with the acquisition of Bennington Pond, we entered into a loan agreement for a $11,375 loan secured by a first mortgage on the property. The loan bears interest at a fixed rate of 3.7% per annum, provides for monthly payments of interest only until the maturity date of December 1, 2024 when the principal balance, accrued interest and all other amounts due under the loan become due.

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

On March 31, 2014, in connection with the acquisition of King’s Landing, we assumed $21,200 of an existing loan secured by the property. The loan bears interest at a fixed rate of 4.0% per annum, provides for monthly payments of interest only until June 1, 2017 when principal and interest payments will be due monthly based on a 30-year amortization schedule, and matures on June 1, 2022.

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

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of December 31, 2014

(Dollars in thousands, except share and per share data)

On December 27, 2013, we entered into a loan agreement for an $8,612 loan secured by a first mortgage on our Berkshire Square property. We used a portion of the loan to repay an advance of approximately $7,950 made with respect to the property pursuant to our secured credit facility. The loan bears interest at a fixed rate of 4.42% per annum, provides for monthly payments of interest only until February 2016 and for payments of principal and interest thereafter. The loan matures on January 1, 2021. The loan cannot be prepaid or defeased until September 26, 2016. Thereafter, the loan may be defeased pursuant to the terms of the note and loan agreement. The loan may be prepaid in full without additional consideration during the last three months of the loan term.

Secured Credit Facility

On October 25, 2013, we entered into a $20,000 secured revolving credit agreement with The Huntington National Bank to be used to acquire properties, for capital expenditures and for general corporate purposes. On September 9, 2014 we amended this agreement increasing the facility to $30,000. The facility has a 3-year term, bears interest at LIBOR plus 2.50% and contains customary financial covenants for this type of revolving credit agreement. As of December 31, 2014, there was $11,608 of availability under this facility.

Maturity of Indebtedness

The following table displays the principal repayments on of our indebtedness by year:

2015	$1,954
2016	44,940
2017	1,331
2018	17,809
2019	1,251
Thereafter	350,084

Total	$417,369

As of December 31, 2014, the fair value of our fixed-rate indebtedness was $373,596. The fair value estimate of our fixed rate debt was estimated using a discounted cash flow analysis utilizing interest rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated at December 31, 2014.

NOTE 5: Stockholder Equity and Non-Controlling Interest

Stockholder Equity

Common Shares

On November 25, 2014, we completed an underwritten public offering selling 6,000,000 shares of our common stock for $9.60 per share raising gross and estimated net proceeds of $57,600 and $54,704, respectively.

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

On August 13, 2013, we engaged in an underwritten public offering of 4,000,000 shares of our common stock for $8.50 per share for total gross and net proceeds of approximately $34,000 and $31,113, respectively.

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of December 31, 2014

(Dollars in thousands, except share and per share data)

Our board of directors declared the following dividends for the months of January, February, March, April, May, June, July, August, September, October, November and December 2014:

Month	Record Date	Payment Date	Dividend Declared Per Share
January 2014	January 31, 2014	February 17, 2014	$0.06
February 2014	February 28, 2014	March 17, 2014	$0.06
March 2014	March 31, 2014	April 15, 2014	$0.06
April 2014	April 30, 2014	May 15, 2014	$0.06
May 2014	May 30, 2014	June 16, 2014	$0.06
June 2014	June 30, 2014	July 15, 2014	$0.06
July 2014	July 31, 2014	August 15, 2014	$0.06
August 2014	August 29, 2014	September 15, 2014	$0.06
September 2014	September 30, 2014	October 15, 2014	$0.06
October 2014	October 31, 2014	November 17, 2014	$0.06
November 2014	November 28, 2014	December 15, 2014	$0.06
December 2014	December 31, 2014	January 15, 2015	$0.06

On January 19, 2015, our board of directors declared the following dividends for January, February and March 2015:

Month	Record Date	Payment Date	Dividend Declared Per Share
January 2015	January 30, 2015	February 17, 2015	$0.06
February 2015	February 27, 2015	March 16, 2015	$0.06
March 2015	March 31, 2015	April 15, 2015	$0.06

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

As of December 31, 2014

(Dollars in thousands, except share and per share data)

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

Non-controlling Interest

On December 30, 2014, our operating partnership issued 918,098 limited partnership units valued at $8,550 in connection with the Iron Rock Ranch acquisition.

On November 24, 2014, our operating partnership issued 4,929 limited partnership units valued at $48 in connection with the Bennington Pond acquisition.

On August 28, 2014, our operating partnership issued 137,361 limited partnership units valued at $1,377 in connection with the Walnut Hill acquisition.

On May 7, 2014, our operating partnership issued 222,062 limited partnership units valued at $1,986 in connection with the Carrington acquisition.

On July 10, 2014 our board of directors declared the following distributions on our operating partnership’s LP units:

Month	Record Date	Payment Date	Dividend Declared Per Share
July 2014	July 31, 2014	August 15, 2014	$0.06
August 2014	August 29, 2014	September 15, 2014	$0.06
September 2014	September 30, 2014	October 15, 2014	$0.06

On October 16, 2014 our board of directors declared the following distributions on our operating partnership’s LP units:

Month	Record Date	Payment Date	Dividend Declared Per Share
October 2014	October 31, 2014	November 17, 2014	$0.06
November 2014	November 28, 2014	December 15, 2014	$0.06
December 2014	December 31, 2014	January 15, 2015	$0.06

On January 19, 2015, our board of directors declared the following dividends for January, February and March 2015:

Month	Record Date	Payment Date	Dividend Declared Per Share
January 2015	January 30, 2015	February 17, 2015	$0.06
February 2015	February 27, 2015	March 16, 2015	$0.06
March 2015	March 31, 2015	April 15, 2015	$0.06

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of December 31, 2014

(Dollars in thousands, except share and per share data)

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

On February 18, 2015, the compensation committee of IRT awarded 100,000 shares of IRT restricted common stock, valued at $935 using IRT’s closing stock price of $9.35, to persons affiliated with IRT’s advisor, including their executive officers. These awards generally vest over three-year periods.

On January 31, 2014, the compensation committee awarded 40,000 shares of restricted common stock, valued at $328 using our closing stock price of $8.20, to persons affiliated with our advisor, including our executive officers. These awards generally vest over three-year periods.

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of December 31, 2014

(Dollars in thousands, except share and per share data)

On January 31, 2014, the compensation committee awarded 80,000 stock appreciation rights, or SARs, valued at $49 based on a Black-Scholes option pricing model at the date of grant, to persons affiliated with our advisor, including our executive officers. The SARs vest over a three-year period and may be exercised between the date of vesting and January 31, 2019, the expiration date of the SARs.

A summary of the SARs activity of the Incentive Award Plan is presented below.

	2014
	SARs	Exercise Price
Outstanding, January 1,	—	$—
Granted	80,000	8.20
Expired	—	—
Exercised	—	—
Forfeited	—	—

Outstanding, December 31,	80,000	$8.20

SARs exercisable at December 31,	8,000

As of December 31, 2014, our closing common stock price was $9.31, which exceeded the exercise prices of the SARs. The total intrinsic value of these SARs outstanding and exercisable at December 31, 2014 was $9.

The following table summarizes information about the SARs outstanding and exercisable as of December 31, 2014:

	SARs Outstanding			SARs Exercisable
Exercise Price	Number Outstanding	Remaining Contractual Life	Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$8.20	80,000	3 years	$8.20	8,000	3 years	$8.20

As of December 31, 2014, the unearned compensation cost relating to unvested SAR awards was $33.

A summary of the restricted common share awards as of December 31, 2014 and 2013 of the Incentive Award Plan is presented below.

	2014
	Number of Shares	Grant Date Fair Value Per Share
Balance, January 1,	—	$—
Granted	40,000	8.20
Vested	(4,000)	8.20
Forfeited	—	—

Balance, December 31,	36,000	$8.20

As of December 31, 2014, the unearned compensation cost relating to unvested restricted common share awards was $219. The estimated fair value of restricted common share awards vested during 2014 was $37.

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

As of December 31, 2014

(Dollars in thousands, except share and per share data)

NOTE 7: Related Party Transactions and Arrangements

Fees and Expenses Paid to Our Advisor

Effective as of May 7, 2013, we entered into the Second Amended and Restated Advisory Agreement, or the amended and restated advisory agreement. The amended and restated advisory agreement was adopted primarily to adjust the advisor’s compensation and modify its duties to us.

Pursuant to the terms of the amended advisory agreement, our advisor is compensated as follows:

•	Quarterly base management fee of 0.1875% of average gross real estate assets as of the last day of such quarter. Average gross real estate assets means the average of the aggregate book value of our real estate assets before reserves for depreciation or other similar noncash reserves and excluding the book values attributable to the eight properties that were acquired prior to August 16, 2013. We compute average gross real estate assets by taking the average of these book values at the end of each month during the quarter for which we are calculating the fee. The fee is payable quarterly in an amount equal to 0.1875% of average gross real estate assets as of the last day of such quarter. For the years ended December 31, 2014, 2013 and 2012 our advisor earned $1,582, $128 and $240 of asset management fees, respectively.

•	We pay our advisor an incentive fee based on our pre-incentive fee core funds from operations, or Core FFO, a non-GAAP measure, as defined in the advisory agreement. The incentive fee is computed at the end of each fiscal quarter as follows:

•	no incentive fee in any fiscal quarter in which our pre-incentive fee Core FFO does not exceed the hurdle rate of 1.75% (7% annualized) of the cumulative gross amount of equity capital we have obtained; and

•	20% of the amount of our pre-incentive fee Core FFO that exceeds 1.75% (7% annualized) of the cumulative gross proceeds from the issuance of equity securities we have obtained.

•	For the years ended December 31, 2014, 2013 and 2012 our advisor earned $154, $144 and $0 of incentive fees, respectively. These fees are included within asset management fees in our consolidated statements of operations.

As of December 31, 2014 and December 31, 2013 we had liabilities payable to our advisor for asset management fees of $644 and $107, respectively.

Property Management Fees Paid to Our Property Manager

We have entered into property management agreements with RAIT Residential, or our property manager, which is majority owned by RAIT, with respect to each of our properties. Pursuant to the property management agreements, we pay our property manager property management and leasing fees on a monthly basis of an amount up to 4.0% of the gross revenues from the property for each month. Additionally, we may pay our property manager a separate fee for the one-time initial rent-up or leasing-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s length transactions by others rendering similar services in the same geographic area for similar properties as determined by a survey of brokers and agents in such area. Each management agreement has an initial one year term, subject to automatic one-year renewals unless either party gives prior notice of its desire to terminate the management agreement. For the years ended December 31, 2014, 2013 and 2012 our property manager earned $1,759, $785 and 655, respectively, of property management and leasing fees. As of December 31, 2014 and December 31, 2013, we had liabilities payable to our property manager for property management and leasing fees of $205 and $83, respectively.

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of December 31, 2014

(Dollars in thousands, except share and per share data)

NOTE 8: Earnings (Loss) Per Share

The following table presents a reconciliation of basic and diluted earnings (loss) per share for the years ended December 31, 2014, 2013 and 2012:

	For the Years Ended December 31
	2014	2013	2012
Net Income (loss)	$2,944	$1,274	$427
(Income) loss allocated to preferred shares	—	(10)	(15)
(Income) loss allocated to non-controlling interests	(4)	(649)	(535)

Net Income (loss) allocable to common shares	$2,940	$615	$(123)

Weighted-average shares outstanding—Basic	21,315,928	5,330,814	275,384
Dilutive limited partnership units	1,282,449	—	—
Weighted-average shares outstanding—Diluted	21,532,671	5,330,814	275,384

Earnings (loss) per share—Basic	$0.14	$0.12	$(0.45)

Earnings (loss) per share—Diluted	$0.14	$0.12	$(0.45)

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

NOTE 9: Quarterly Financial Data (Unaudited)

The following table summarizes our quarterly financial data which, in the opinion of management, reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of our results of operations:

	For the Three-Month Periods Ended
	March 31	June 30	September 30	December 31
2014:
Total revenue	$8,135	$11,649	$13,057	$16,362
Net income (loss)	2,935	(128)	(58)	195
Net income (loss) allocable to common shares	2,935	(128)	(56)	189
Total earnings (loss) per share—Basic (1)	$0.19	$(0.01)	$(0.00)	$0.01
Total earnings (loss) per share—Diluted (1)	$0.19	$(0.01)	$(0.00)	$0.01
2013:
Total revenue	$4,688	$4,700	$4,787	$5,768
Net income (loss)	340	324	302	308
Net income (loss) allocable to common shares	4	48	255	308
Total earnings (loss) per share—Basic (1)	$0.01	$0.01	$0.03	$0.03
Total earnings (loss) per share—Diluted (1)	$0.00	$0.01	$0.03	$0.03

(1)	The summation of quarterly per share amounts do not equal the full year amounts.

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of December 31, 2014

(Dollars in thousands, except share and per share data)

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

Independence Realty Trust

Schedule III (Updated Next Draft)

Real Estate and Accumulated Depreciation

As of December 31, 2014

(Dollars in thousands)

Property Name			Initial Cost		Cost of Improvements, net of Retirements		Gross Carrying Amount		Accumulated Depreciation- Building	Encumbrances (Unpaid Principal)	Year of Acquisition	Life of Depreciation
	Description	Location	Land	Building	Land	Building	Land(1)	Building(1)
Crestmont	Apartment	Marietta, GA	$3,254	$13,044	$—	$309	$3,254	$13,353	$(2,497)	$(6,612)	2011	40
Copper Mill	Apartment	Austin, TX	3,472	13,958	—	468	3,472	14,426	(2,746)	(7,200)	2011	40
Cumberland	Apartment	Smyrna, GA	3,100	13,166	—	473	3,100	13,639	(2,581)	(6,759)	2011	40
Heritage Trace	Apartment	Newport News, VA	2,673	10,761	—	454	2,673	11,215	(2,150)	(5,388)	2011	40
Belle Creek Apartments	Apartment	Henderson, CO	1,890	7,596	—	455	1,890	8,051	(1,372)	(10,575)	2011	40
Runaway Bay	Apartment	Indianapolis, IN	3,079	12,318	—	313	3,079	12,631	(732)	(10,033)	2012	40
Tresa at Arrowhead	Apartment	Phoenix, AZ	7,080	28,500	—	476	7,080	28,976	(4,262)	(27,500)	2011	40
The Crossings	Apartment	Phoenix, AZ	4,600	17,948	—	262	4,600	18,210	(505)	(15,313)	2013	40
Berkshire Square	Apartment	Phoenix, AZ	2,650	10,319	—	203	2,650	10,522	(334)	(8,612)	2013	40
Centrepoint Apartments	Apartment	Tucson, AZ	5,620	22,720	—	463	5,620	23,183	(2,920)	(17,600)	2011	40
Reserve at Eagle Ridge	Apartment	Waukegan, IL	5,800	22,743	—	102	5,800	22,845	(528)	(18,850)	2014	40
Windrush	Apartment	Edmond, OK	1,677	7,464	—	43	1,677	7,507	(155)	(5,948)	2014	40
Heritage Park	Apartment	Oklahoma, OK	4,234	12,232	—	153	4,234	12,385	(284)	(10,706)	2014	40
Raindance	Apartment	Oklahoma, OK	3,502	10,033	—	182	3,502	10,215	(234)	(8,864)	2014	40
Augusta	Apartment	Oklahoma, OK	1,296	9,930	—	82	1,296	10,012	(193)	(7,253)	2014	40
Invitational	Apartment	Oklahoma, OK	1,924	16,852	—	154	1,924	17,006	(321)	(12,168)	2014	40
Kings Landing	Apartment	Creve Coeur, MO	2,513	29,873	—	17	2,513	29,890	(560)	(21,200)	2014	40
Carrington	Apartment	Little Rock, AR	1,715	19,526	—	169	1,715	19,695	(301)	(14,235)	2014	40
Arbors	Apartment	Ridgeland, MS	4,050	15,946	—	399	4,050	16,345	(167)	(13,150)	2014	40
Walnut Hill	Apartment	Cordova, TN	2,230	25,251	—	37	2,230	25,288	(211)	(18,650)	2014	40
Lenox Place	Apartment	Raleight, NC	3,480	20,482	—	124	3,480	20,606	(128)	(15,991)	2014	40
Stonebridge Crossing	Apartment	Memphis, TN	3,100	26,223	—	30	3,100	26,253	(164)	(19,370)	2014	40
Bennington Pond	Apartment	Groveport, OH	2,400	14,828	—	16	2,400	14,844	(31)	(11,375)	2014	40
Prospect Park	Apartment	Louisville, KY	2,837	11,193	—	0	2,837	11,193	0	(9,230)	2014	40
Brookside	Apartment	Louisville, KY	3,947	16,502	—	0	3,942	16,502	0	(13,455)	2014	40
Jamestown	Apartment	Louisville, KY	7,034	27,730	—	0	7,034	27,730	0	(22,880)	2014	40
Meadows	Apartment	Louisville, KY	6,857	30,030	—	0	6,857	30,030	0	(24,245)	2014	40
Oxmoor	Apartment	Louisville, KY	7,411	47,095	—	0	7,411	47,095	0	(35,815)	2014	40
Stonebridge at the Ranch	Apartment	Little Rock, AR	3,315	27,954	—	0	3,315	27,954	0	0	2014	40
Iron Rock Ranch	Apartment	Austin, TX	5,860	28,911	—	0	5,860	28,911	0	0	2014	40

			$112,600	$571,128	$—	$5,384	$112,600	$576,512	$(23,376)	$(398,977)

(1)	The aggregate cost basis for federal income tax purposes of our investments in real estate approximates the carrying amount at December 31, 2014.

73|||

Investments in Real Estate	For the Year Ended December 31, 2014	For the Year Ended December 31, 2013
Balance, beginning of period	$190,096	$153,565
Additions during period:
Acquisitions	495,998	35,517
Improvements to land and building	4,159	1,014
Deductions during period:
Dispositions of real estate	(1,141)	—

Balance, end of period:	$689,112	$190,096

Accumulated Depreciation	For the Year Ended December 31, 2014	For the Year Ended December 31, 2013
Balance, beginning of period	$15,775	$12,283
Depreciation expense	8,742	3,492
Dispositions of real estate	(1,141)	—

Balance, end of period:	$23,376	$15,775

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating possible controls and procedures.

Under the supervision of our chief executive officer and chief financial officer and with the participation of our disclosure committee, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as a result of a material weakness, identified below, in our internal control over financial reporting at December 31, 2014. We made adjustments to the internal accounting records used to prepare our consolidated financial statements, primarily related to purchase price allocation of our real estate acquisitions and increased the allocation to building by $9.6 million, with a corresponding decrease in the allocation to land, resulting in $113,000 of additional depreciation expense during 2014. These adjustments did not result in a restatement of previously issued financial statements or require revision to the financial earnings release in our Current Report on Form 8-K dated February 25, 2015.

As a result of this material weakness, prior to filing this report, management performed additional procedures which allowed us to conclude that our audited consolidated financial statements included in this report fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods presented, in conformity with U.S. generally accepted accounting principles.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (1992). Upon completion of this assessment, management concluded that our internal control over financial reporting as of December 31, 2014, was not effective because of the existence of the material weakness described below.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

In connection with management’s assessment of the effectiveness of our internal control over financial reporting at December 31, 2014, we identified a material weakness in internal control over financial reporting that existed at December 31, 2014 because we lacked sufficient qualified resources to ensure the appropriate design and operating effectiveness of our reconciliation and management review controls. Specifically, our reconciliation controls, management review controls and controls over accounting estimates were not adequately designed and/or operating effectively. As a result, adjustments were made to the internal accounting records used to prepare our consolidated financial statements primarily related to land, building and depreciation expense. While these adjustments were not material, a reasonable possibility existed that material misstatements in the consolidated financial statements may occur and not be detected.

The audited consolidated financial statements included in this report, reflect the correction for these adjustments. Our independent registered public accounting firm has issued an audit report on our internal control over financial reporting. This report is included as part of Item 8 in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, other than the identification of the material weakness discussed above.

Remedial Measures

Management is in the process of developing and implementing new controls to remediate the material weakness described above. Management plans to enhance its reconciliation controls, management review controls, and controls over accounting estimates by (i) supplementing its resources (ii) upgrading our outsourced internal audit function, (iii) designing and documenting additional management review controls, and (iv) providing additional training to effectively perform reconciliation controls, management review controls, and controls over accounting estimates.

As we add resources, we also plan to make organizational changes and further develop skills in our employees in order to strengthen and improve our internal control over financial reporting.

Management believes that these measures will remediate the material weakness discussed above. We currently are targeting to complete the implementation of the control enhancements during 2015. We will test the ongoing effectiveness of the new controls subsequent to implementation, and will consider the material weakness remediated after the applicable remedial controls operate effectively for a sufficient period of time.

ITEM 9B.	Other Information

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

The information required by this item will be set forth in our definitive proxy statement with respect to our 2015 annual meeting of stockholders to be filed on or before April 30, 2015, and is incorporated herein by reference.

ITEM 11.	Executive Compensation

The information required by this item will be set forth in our definitive proxy statement with respect to our 2015 annual meeting of stockholders, and is incorporated herein by reference.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be set forth in our definitive proxy statement with respect to our 2015 annual meeting of stockholders, and is incorporated herein by reference.

ITEM 13.	Certain Relationships and Related Transactions and Director Independence

The information required by this item will be set forth in our definitive proxy statement with respect to our 2015 annual meeting of stockholders, and is incorporated herein by reference.

ITEM 14.	Principal Accountant Fees and Services

The information required by this item will be set forth in our definitive proxy statement with respect to our 2015 annual meeting of stockholders, and is incorporated herein by reference.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

The following documents are filed as part of this report:

1.	Consolidated Financial Statements

Index to Consolidated Financial Statements

Independence Realty Trust, Inc.

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets as of December 31, 2014 and 2013.

Consolidated Statements of Operations for the years ended December 31, 2014, 2013 and 2012.

Consolidated Statements of Changes in Equity for the years ended December 31, 2014, 2013 and 2012.

Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012.

Notes to Consolidated Financial Statements.

2.	Financial Statement Schedules

Schedule III: Real Estate and Accumulated Depreciation

All other schedules are not applicable.

3.	Exhibits

The exhibits listed on the Exhibit Index (following the signatures section of this report on Form 10-K) are included herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INDEPENDENCE REALTY TRUST, INC.

Date: March 16, 2015	By:	/S/ SCOTT F. SCHAEFFER
Scott F. Schaeffer
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/S/ SCOTT F. SCHAEFFER Scott F. Schaeffer	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 16, 2015

/S/ JAMES J. SEBRA James J. Sebra	Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 16, 2015

/S/ WILLIAM C. DUNKELBERG William C. Dunkelberg	Independent Director	March 16, 2015

/S/ ROBERT F. MCCADDEN Robert F. McCadden	Independent Director	March 16, 2015

/S/ DEFOREST B. SOARIES, JR. DeForest B. Soaries, Jr.	Independent Director	March 16, 2015

/S/ Sharon M. Tsao Sharon M. Tsao	Independent Director	March 16, 2015

EXHIBIT INDEX

Exhibit	Description

3.1	Articles of Restatement of Independence Realty Trust, Inc. (the “Company”), dated as of August 20, 2013, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 20, 2013.

3.2	Second Amended and Restated Bylaws of the Company, incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 (the “2013 Q1 10-Q”).

4.1.1	Fourth Amended and Restated Agreement of Limited Partnership of Independence Realty Operating Partnership, LP, dated as of May 7, 2013 (the “IROP LP Agreement”), incorporated by reference to Exhibit 4.1 to the 2013 Q1 10-Q.

4.1.2	Form of Exchange Rights Agreement for Partnership Units, incorporated by reference to Exhibit C of Exhibit 4.1.1 hereto.

4.1.3	First Amendment, dated as of August 20, 2013, to Fourth Amended and Restated Agreement of Limited Partnership of Independence Realty Operating Partnership, LP, dated as of May 7, 2013, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 20, 2013.

4.1.4	Admission Agreement and Amendment dated as of May 7, 2014 to Fourth Amendment and Restated Agreement of Limited Partnership of Independence Realty Operating Partnership, LP dated as of May 7, 2013, a corrected copy was incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 (the “2014 Q1 10-Q”), replacing the copy filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 7, 2014 (the “5/7/14 Form 8-K”).

4.1.5	Admission Agreement and Amendment dated as of August 28, 2014 to Fourth Amendment and Restated Agreement of Limited Partnership of Independence Realty Operating Partnership, LP dated as of May 7, 2013, incorporated by reference to Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 (the “2014 Q3 10-Q”).

4.1.6	Exchange Rights Agreement dated as of August 28, 2014 among the Company, Independence Realty Operating Partnership, LP and the limited partners named therein, incorporated by reference to Exhibit 4.6 to the 2014 Q3 10-Q.

4.1.7	Admission Agreement and Amendment dated as of November 24, 2014 to Fourth Amendment and Restated Agreement of Limited Partnership of Independence Realty Operating Partnership, LP, filed herewith.

4.1.8	Admission Agreement and Amendment dated as of December 30, 2014 to Fourth Amendment and Restated Agreement of Limited Partnership of Independence Realty Operating Partnership, LP dated as of December 30, 2014, filed herewith.

4.1.9	Exchange Rights Agreement dated as of December 30, 2014 among the Company, Independence Realty Operating Partnership, LP and the limited partners named therein,, filed herewith.

4.1.10	Amendment dated as of January 1, 2015 to the IROP LP Agreement, filed herewith.

4.2	Registration Rights Agreement by and among the Company, Independence Realty Operating Partnership, LP, RAIT Financial Trust and the RAIT Parties (as defined therein), dated as of July 26, 2013, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 1, 2013.

10.1.1	Second Amended and Restated Advisory Agreement by and among the Company, Independence Realty Operating Partnership, LP and Independence Realty Advisors, LLC, dated as of May 7, 2013, incorporated by reference to Exhibit 10.1 to the First Quarter 10-Q.

10.1.2	First Amendment dated as of July 26, 2013 to the Second Amended and Restated Advisory Agreement dated May 7, 2013 by and among the Company, Independence Realty Operating Partnership, LP and Independence Realty Advisors, LLC, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 1, 2013.

10.2.1	Independence Realty Trust, Inc. Long-Term Incentive Plan (as amended and restated as of July 29, 2013), incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on August 1, 2013.

10.2.2	Independent Directors Compensation Plan, incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-11 filed on April 8, 2011, as amended, Commission File No. 333-173391, as amended (the “4/8/11 Registration Statement”).

10.2.3	Independence Realty Trust, Inc. Long Term Incentive Plan Form of Stock Appreciation Rights Award Certificate adopted January 31, 2014, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 6, 2014 (the “2/6/14 Form 8-K”).

Exhibit	Description

10.2.4	Independence Realty Trust, Inc. Long Term Incentive Plan a Form of Restricted Stock Award Certificate adopted January 31, 2014, incorporated by reference to Exhibit 10.2 to the 2/6/14 Form 8-K.

10.3	Contribution Agreement by and among Independence Realty Operating Partnership, LP and the other parties named therein, dated as of April 7, 2011, incorporated by reference to Exhibit 10.7 to the 4/8/11 Registration Statement.

10.4.1	Fifth Amendment to Loan and Security Agreement and Promissory Notes, dated as of April 29, 2011, by and among IRT Belle Creek Apartments Colorado, LLC, RAIT Partnership, L.P., Independence Realty Operating Partnership, LP and RAIT CRE CDO I, LTD., relating to the property referred to as Belle Creek, incorporated by reference to Exhibit 10.8 to the Pre-Effective Amendment No. 1 to the 4/8/11 Registration Statement filed on May 10, 2011 (“Amendment No. 1”).

10.4.2	Guaranty of Non-Recourse Carveouts, dated as of April 29, 2011, by Independence Realty Operating Partnership, LP for the benefit of RAIT CRE CDO I, Ltd., relating to the property referred to as Belle Creek, incorporated by reference to Exhibit 10.9 to Amendment No. 1.

10.5.1	Loan Agreement, dated as of April 29, 2011, by and between IRT Copper Mill Apartments Texas, LLC and RAIT Partnership, L.P., relating to the property referred to as Copper Mill, incorporated by reference to Exhibit 10.10 to Amendment No. 1.

10.5.2	Guaranty of Non-Recourse Carveouts, dated as of April 29, 2011, by Independence Realty Operating Partnership, LP for the benefit of RAIT Partnership, L.P., relating to the property referred to as Copper Mill, incorporated by reference to Exhibit 10.11 to Amendment No. 1.

10.6.1	Loan Agreement, dated as of April 29, 2011, by and between IRT Crestmont Apartments Georgia, LLC and RAIT Partnership, L.P., relating to the property referred to as Crestmont, incorporated by reference to Exhibit 10.12 to Amendment No. 1.

10.6.2	Guaranty of Non-Recourse Carveouts, dated as of April 29, 2011, by Independence Realty Operating Partnership, LP for the benefit of RAIT Partnership, L.P., relating to the property referred to as Crestmont, incorporated by reference to Exhibit 10.13 to Amendment No. 1.

10.7.1	Loan Agreement, dated as of April 29, 2011, by and between IRT Cumberland Glen Apartments Georgia, LLC and RAIT Partnership, L.P., relating to the property referred to as Cumberland Glen, incorporated by reference to Exhibit 10.14 to Amendment No. 1.

10.7.2	Guaranty of Non-Recourse Carveouts, dated as of April 29, 2011, by Independence Realty Operating Partnership, LP for the benefit of RAIT Partnership, L.P., relating to the property referred to as Cumberland Glen, incorporated by reference to Exhibit 10.15 to Amendment No. 1.

10.8.1	Loan Agreement, dated as of April 29, 2011, by and between IRT Heritage Trace Apartments Virginia, LLC and RAIT Partnership, L.P., relating to the property referred to as Heritage Trace, incorporated by reference to Exhibit 10.16 to Amendment No. 1.

10.8.2	Guaranty of Non-Recourse Carveouts, dated as of April 29, 2011, by Independence Realty Operating Partnership, LP for the benefit of RAIT Partnership, L.P., relating to the property referred to as Heritage Trace, incorporated by reference to Exhibit 10.17 to Amendment No. 1.

10.9.1	Third Amendment to Loan and Security Agreement and Promissory Note, dated as of April 29, 2011, by and among IRT Tresa at Arrowhead Arizona, LLC, RAIT Partnership, L.P., Independence Realty Operating Partnership, LP and RAIT CRE CDO I, Ltd., relating to the property referred to as Tresa at Arrowhead, incorporated by reference to Exhibit 10.18 to Amendment No. 1.

10.9.2	Guaranty of Non-Recourse Carveouts, dated as of April 29, 2011, by Independence Realty Operating Partnership, LP for the benefit of RAIT CRE CDO I, Ltd., relating to the property referred to as Tresa at Arrowhead, incorporated by reference to Exhibit 10.19 to Amendment No. 1.

10.10.1	Contribution Agreement by and between Independence Realty Operating Partnership, LP and Centrepoint Arizona, LLC, dated as of December 16, 2011, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 22, 2011 (the “12/22/11 Form 8-K”).

10.10.2	Multifamily Loan and Security Agreement, dated as of December 16, 2011, by and between IRT Centrepoint Arizona, LLC and KeyCorp Real Estate Capital Markets, Inc., relating to the property referred to as the Centrepoint Apartments, incorporated by reference to Exhibit 10.2 to the 12/22/11 Form 8-K.

Exhibit	Description

10.10.3	Guaranty of Non-Recourse Obligations, dated as of December 16, 2011, by Independence Realty Operating Partnership, LP for the benefit of KeyCorp Real Estate Capital Markets, Inc., relating to the property referred to as the Centrepoint Apartments, incorporated by reference to Exhibit 10.3 to the 12/22/11 Form 8-K.

10.11.1	Multifamily Loan and Security Agreement, dated as of October 11, 2012, by and between IRT Runaway Bay Apartments, LLC and Walker & Dunlop, LLC, relating to the property referred to as Runaway Bay Apartments, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 17, 2012 (the “10/17/12 Form 8-K”).

10.11.2	Guaranty of Non-Recourse Obligations, dated as of October 11, 2012, by Independence Realty Operating Partnership, LP for the benefit of Walker & Dunlop, LLC, relating to the property referred to as Runaway Bay Apartments, incorporated by reference to Exhibit 10.2 to the 10/17/12 Form 8-K.

10.12	Indemnification Agreement dated March 17, 2011 between the Company and Scott F. Schaeffer, together with the schedule required by Instruction 2 of Item 601 of Regulation S-K, listing other substantially identical agreements incorporated by reference to Exhibit 10.22 to Pre-Effective Amendment No. 1 to the Registration Statement on Form S-11 filed on June 18, 2013, Commission File No. 333-188577.

10.13.1	Secured Revolving Credit Agreement dated as of October 25, 2013 among Independence Realty Operating Partnership, LP, as borrower, and The Huntington National Bank, as lender, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 28, 2013 (the “10/28/13 Form 8-K”).

10.13.2	Guaranty Agreement, dated as of October 25, 2013 made by Independence Realty Trust, Inc., as guarantor, to The Huntington National Bank and defined related creditors, incorporated by reference to Exhibit 10.2 to the 10/28/13 Form 8-K.

10.13.3	First Amendment dated as of September 9, 2014 to the Senior Revolving Credit Agreement dated as of October 25, 2013 among Independence Realty Operating Partnership, LP, as borrower, The Huntington National Bank, as lender, Independence Realty Trust, Inc., as parent guarantor, and IRT Arbors Apartments Owner, LLC, as subsidiary guarantor, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 11, 2014.

10.14	Agreement of Purchase and Sale, dated October 16, 2013, between Independence Realty Operating Partnership, LP and Kola Investments, LLC, and amendments thereto incorporated by reference to Exhibit 10.25 to Pre-Effective Amendment No. 1 to the Registration Statement on Form S-11 filed on January 21, 2014, Commission File No. 333-192403 (the 01/21/14 Amendment No. 1”).

10.15	Agreement for the Purchase of Real Estate and Related Property, dated December 19, 2013, between Independence Realty Operating Partnership, LP and JRC/CSE Eagle Ridge JV, LLC incorporated by reference to Exhibit 10.26 to the 01/21/14 Amendment No. 1.

10.16.1

Multifamily Loan and Security Agreement dated as of December 27, 2013 among Berkshire Square LLC and Berkshire II Cumberland, LLC, collectively as borrower, and Grandbridge Real Estate Capital, LLC, as lender, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 3, 2014 (the “1/3/14

Form 8-K”).

10.16.2	Multifamily Note effective as of December 27, 2013 made by Berkshire Square LLC and Berkshire II Cumberland, LLC, collectively as borrower, incorporated by reference to Exhibit 10.2 to the 1/3/14 Form 8-K.

10.16.3	Guaranty dated as of December 27, 2013 made by Independence Realty Operating Partnership, LP, as guarantor, for the benefit of Grandbridge Real Estate Capital, LLC, as lender, incorporated by reference to Exhibit 10.3 to the 1/3/14 Form 8-K.

10.17.1	Loan Agreement dated as of February 7, 2014 between Bank of America, N.A., as lender, and IRT Eagle Ridge Apartments Owner, LLC, as borrower, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 12, 2014 (the “2/12/14 Form 8-K”).

10.17.2	Promissory Note dated February 7, 2014 made by IRT Eagle Ridge Apartments Owner, LLC, as borrower, payable to Bank of America, N.A., as lender, incorporated by reference to Exhibit 10.2 to the 2/12/14 Form 8-K.

10.17.3	Guaranty Agreement dated as of February 7, 2014 made by Independence Realty Operating Partnership, LP, as guarantor, for the benefit of Bank of America, N.A., as lender, incorporated by reference to Exhibit 10.2 to the 2/12/14 Form 8-K.

10.18.1	Purchase and Sale Agreement dated as of February 27, 2014 among Independence Realty Operating Partnership, LP, as buyer, BCMR King’s Landing, a Limited Partnership, and MLP King’s Landing, LLC, as sellers, incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (the “2013 10-K”).

Exhibit	Description

10.18.2	Note and Mortgage Assumption Agreement dated as of February 28, 2014 among U.S. Bank National Association, a national banking association, as trustee for the registered holders of J.P. Morgan Chase Commercial Mortgage Securities Corp., Commercial Mortgage Pass-Through Certificates, Series 2006-LDP7, as lender, Kola Investments, LLC, as original borrower, IRT OKC Portfolio Owner, LLC, as new borrower, together with the Joinder by and Agreement of Original Indemnitor by Allstate Management Corp. and the Joinder by and Agreement of New Indemnitor by Independence Realty Operating Partnership, LP and the Company, incorporated by reference to Exhibit 10.37 to the 2013 10-K.

10.19.1	Loan Agreement dated as of March 3, 2006 between Kola Investments, L.L.C., as borrower, and GMAC Commercial Mortgage Corporation, as lender, incorporated by reference to Exhibit 10.38 to the 2013 10-K.

10.19.2	Consolidated Amended and Restated Promissory Note dated as of March 3, 2006 between Kola Investments, L.L.C., as borrower, and GMAC Commercial Mortgage Corporation, as lender, incorporated by reference to Exhibit 10.39 to the 2013 10-K.

10.19.3	Guaranty dated as of March 3, 2006 by Allstate Management Corp. in favor of GMAC Commercial Mortgage Corporation, as lender, incorporated by reference to Exhibit 10.40 to the 2013 10-K.

10.19.4	Environmental Indemnity Agreement dated as of March 3, 2006 by Kola Investments, L.L.C. and Allstate Management Corp. in favor of GMAC Commercial Mortgage Corporation, as lender, incorporated by reference to Exhibit 10.41 to the 2013 10-K.

10.20.1	Assumption and Release Agreement dated as of March 31, 2014 among the original guarantors named therein, Independence Realty Operating Partnership, LP, as the new guarantor, between King’s Landing LLC, as borrower, and Fannie Mae, as lender, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 3, 2014 (the “4/3/14 Form 8-K”).

10.20.2	First Amendment to Multifamily Loan and Security Agreement made as of March 31, 2014 between King’s Landing LLC, as borrower, and Fannie Mae, as lender, incorporated by reference to Exhibit 10.2 to the 4/3/14 Form 8-K.

10.20.3	Multifamily Loan and Security Agreement made as of May 24, 2012 between King’s Landing LLC, as borrower, and CWCapital LLC, as lender, incorporated by reference to Exhibit 10.3 to the 4/3/14 Form 8-K.

10.20.4	Multifamily Note dated as of May 24, 2012 made by King’s Landing LLC, as borrower, to CWCapital LLC, as lender, incorporated by reference to Exhibit 10.4 to the 4/3/14 Form 8-K.

10.20.5	Guaranty of Non-Recourse Obligations dated as of May 24, 2012 made by the guarantors named therein, as guarantor, to CWCapital LLC, as lender, incorporated by reference to Exhibit 10.5 to the 4/3/14 Form 8-K.

10.21.1	Contribution Agreement dated as of May 2, 2014 among Independence Realty Operating Partnership, LP and the contributors named therein, incorporated by reference to Exhibit 10.1 to the 5/7/14 Form 8-K.

10.21.2	Promissory Note dated May 7, 2014 (the “5/7/14 Note”) made by the makers named therein to IRT UPREIT Lender, LP (“IRT Lender”), as lender incorporated by reference to Exhibit 10.2 to the 5/7/14 Form 8-K.

10.21.3	Satisfaction of Mortgage dated July 15, 2014 by IRT Lender relating to the 5/7/14 Note, incorporated by reference to Exhibit 10.18.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.

10.22	Loan Assumption Agreement and Release dated as of May 5, 2014 effective May 7, 2014 among the transferors named therein, IRT Carrington Apartment Owner, LLC, as transferee, and IRT Lender, incorporated by reference to Exhibit 10.19 to the 2014 Q1 10-Q.

10.23.1	Interest Purchase and Sale Agreement dated as of October 20, 2014 by and between CRA-B1 Fund, LLC, as seller, and Independence Realty Operating Partnership, LP relating to Brookside property, incorporated by reference to Exhibit 10.21 to the 2014 Q3 10-Q.

10.23.2	Interest Purchase and Sale Agreement dated as of October 20, 2014 by and between CRA-B1 Fund, LLC, as seller, and Independence Realty Operating Partnership, LP relating to Jamestown property, incorporated by reference to Exhibit 10.22 to the 2014 Q3 10-Q.

10.23.3	Interest Purchase and Sale Agreement dated as of October 20, 2014 by and between CRA-B1 Fund, LLC, as seller, and Independence Realty Operating Partnership, LP relating to Meadows property, incorporated by reference to Exhibit 10.23 to the 2014 Q3 10-Q.

10.23.4	Interest Purchase and Sale Agreement dated as of October 20, 2014 by and between CRA-B1 Fund, LLC, as seller, and Independence Realty Operating Partnership, LP relating to Oxmoor property, incorporated by reference to Exhibit 10.24 to the 2014 Q3 10-Q.

Exhibit	Description

10.23.5	Interest Purchase and Sale Agreement dated as of October 20, 2014 by and between CRA-B1 Fund, LLC, as seller, and Independence Realty Operating Partnership, LP relating to Prospect Park property, incorporated by reference to Exhibit 10.25 to the 2014 Q3 10-Q.

10.23.6	Multifamily Loan and Security Agreement dated as of December 8, 2014 between Brookside CRA-B1, LLC, as borrower, and NorthMarq Capital, LLC, as lender, relating to Brookside property, filed herewith

10.23.7	Multifamily Note-Fixed Rate Defeasance effective as of December 8, 2014 made by Brookside CRA-B1, LLC, as borrower, to NorthMarq Capital, LLC, as lender, relating to Brookside property, filed herewith

10.23.8	Multistate Guaranty effective as of December 8, 2014 by Independence Realty Operating Partnership, LP, as guarantor, for the benefit of NorthMarq Capital, LLC, as lender, relating to Brookside property, filed herewith

10.23.9	Multifamily Loan and Security Agreement dated as of December 8, 2014 between Jamestown CRA-B1, LLC, as borrower, and NorthMarq Capital, LLC, as lender, relating to Jamestown property, filed herewith

10.23.10	Multifamily Note-Fixed Rate Defeasance effective as of December 8, 2014 made by Jamestown CRA-B1, LLC, as borrower, to NorthMarq Capital, LLC, as lender, relating to Jamestown property, filed herewith

10.23.11	Multistate Guaranty effective as of December 8, 2014 by Independence Realty Operating Partnership, LP, as guarantor, for the benefit of NorthMarq Capital, LLC, as lender, relating to Jamestown property, filed herewith

10.23.12	Multifamily Loan and Security Agreement dated as of December 8, 2014 between Meadows CRA-B1, LLC, as borrower, and NorthMarq Capital, LLC, as lender, relating to Meadows property, filed herewith

10.23.13	Multifamily Note-Fixed Rate Defeasance effective as of December 8, 2014 made by Meadows CRA-B1, LLC, as borrower, to NorthMarq Capital, LLC, as lender, relating to Meadows property, filed herewith

10.23.14	Multistate Guaranty effective as of December 8, 2014 by Independence Realty Operating Partnership, LP, as guarantor, for the benefit of NorthMarq Capital, LLC, as lender, relating to Meadows property, filed herewith

10.23.15	Multifamily Loan and Security Agreement dated as of December 8, 2014 between Oxmoor CRA-B1, LLC, as borrower, and NorthMarq Capital, LLC, as lender, relating to Oxmoor property, filed herewith

10.23.16	Multifamily Note-Fixed Rate Defeasance effective as of December 8, 2014 made by Oxmoor CRA-B1, LLC, as borrower, to NorthMarq Capital, LLC, as lender, relating to Oxmoor property, filed herewith

10.23.17	Multistate Guaranty effective as of December 8, 2014 by Independence Realty Operating Partnership, LP, as guarantor, for the benefit of NorthMarq Capital, LLC, as lender, relating to Oxmoor property, filed herewith

10.23.18	Multifamily Loan and Security Agreement dated as of December 8, 2014 between Prospect Park CRA-B1, LLC, as borrower, and NorthMarq Capital, LLC, as lender, relating to Prospect Park property, filed herewith

10.23.19	Multifamily Note-Fixed Rate Defeasance effective as of December 8, 2014 made by Prospect Park CRA-B1, LLC, as borrower, to NorthMarq Capital, LLC, as lender, relating to Prospect Park property, filed herewith

10.23.20	Multistate Guaranty effective as of December 8, 2014 by Independence Realty Operating Partnership, LP, as guarantor, for the benefit of NorthMarq Capital, LLC, as lender, relating to Prospect Park property, filed herewith

12.1	Statements regarding computation of ratios as of December 31, 2014, filed herewith.

21.1	Subsidiaries of the company, filed herewith.

23.1	Consent of KPMG LLP, filed herewith.

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

99.1	Material U.S. Federal Income Tax Considerations filed herewith.

101	XBRL (eXtensible Business Reporting Language). The following materials, formatted in XBRL: (i) Consolidated Balance Sheets as of December 31, 2014 and December 31, 2013, (ii) Consolidated Statements of Operations for the years ended December 31, 2014, 2013 and 2012. (iii) Consolidated Statements of Equity for the years ended December 31, 2014, 2013 and 2012, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013, and 2012, and (v) notes to the consolidated financial statements as of December 31, 2014, filed herewith.