Form 10-Q
period 2015-03-31
INDEPENDENCE REALTY TRUST, INC
filed 2015-05-08
CIK 1466085

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of May 7, 2015 there were 31,894,751 shares of the registrant’s common stock issued and outstanding.

INDEPENDENCE REALTY TRUST, INC.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

Independence Realty Trust, Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited and dollars in thousands, except share and per share data)

	As of March 31, 2015	As of December 31, 2014
ASSETS:
Investments in real estate:
Investments in real estate at cost	$689,867	$689,112
Accumulated depreciation	(27,261)	(23,376)

Investments in real estate, net	662,606	665,736
Cash and cash equivalents	19,084	14,763
Restricted cash	6,228	5,206
Accounts receivable and other assets	1,818	2,270
Intangible assets, net of accumulated amortization of $4,177 and $4,346 respectively	1,342	3,251
Deferred costs, net of accumulated amortization of $665 and $505, respectively	2,954	2,924

Total Assets	$694,032	$694,150

LIABILITIES AND EQUITY:
Indebtedness	$422,613	$418,901
Accounts payable and accrued expenses	10,691	8,353
Accrued interest payable	31	49
Dividends payable	1,982	1,982
Other liabilities	1,860	1,831

Total Liabilities	437,177	431,116

Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized, 0 and 0 shares issued and outstanding, respectively	—	—
Common stock, $0.01 par value; 300,000,000 shares authorized, 31,894,751 and 31,800,076 shares issued and outstanding, including 124,000 and 36,000 unvested restricted common share awards, respectively	318	318
Additional paid-in capital	267,695	267,683
Retained earnings (accumulated deficit)	(22,680)	(16,728)

Total stockholders’ equity	245,333	251,273
Noncontrolling interests	11,522	11,761

Total Equity	256,855	263,034

Total Liabilities and Equity	$694,032	$694,150

The accompanying notes are an integral part of these consolidated financial statements.

Independence Realty Trust, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited and dollars in thousands, except share and per share data)

	For the Three-Month Periods Ended March 31
	2015	2014
REVENUE:
Rental income	$19,443	$7,353
Tenant reimbursement income	950	366
Other income	1,307	416

Total revenue	21,700	8,135
EXPENSES:
Property operating expenses	10,138	3,988
General and administrative expenses	499	168
Asset management fees	1,212	146
Acquisition expenses	33	362
Depreciation and amortization expense	6,038	2,123

Total expenses	17,920	6,787

Operating income	3,780	1,348
Interest expense	(4,022)	(1,299)
Interest income	1	4
Gain (loss) on assets	—	2,882

Net income (loss):	(241)	2,935
Income allocated to preferred shares	—	—
(Income) loss allocated to noncontrolling interest	8	—

Net income (loss) allocable to common shares	$(233)	$2,935

Earnings (loss) per share:
Basic	$(0.01)	$0.19

Diluted	$(0.01)	$0.19

Weighted-average shares:
Basic	31,768,468	15,198,096

Diluted	31,768,468	15,213,951

The accompanying notes are an integral part of these consolidated financial statements.

Independence Realty Trust, Inc. and Subsidiaries

Consolidated Statements of Changes in Equity

(Unaudited and dollars in thousands, except share information)

	Common Shares	Par Value Common Shares	Additional Paid In Capital	Retained Earnings (Deficit)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance, January 1, 2015	31,800,076	$318	$267,683	$(16,728)	$251,273	$11,761	$263,034
Net income (loss)	—	—	—	(233)	(233)	(8)	(241)
Common dividends declared	—	—	—	(5,719)	(5,719)	—	(5,719)
Stock compensation expense	—	—	70	—	70	—	70
Common shares issued, net	94,675	—	(58)	—	(58)	—	(58)
Distributions to noncontrolling interests	—	—	—	—	—	(231)	(231)

Balance, March 31, 2015	31,894,751	$318	$267,695	$(22,680)	$245,333	$11,522	$256,855

The accompanying notes are an integral part of these consolidated financial statements.

Independence Realty Trust, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited and dollars in thousands)

	For the Three-Month Periods Ended March 31
	2015	2014
Cash flows from operating activities:
Net income (loss)	$(241)	$2,935
Adjustments to reconcile net income (loss) to cash flow from operating activities:
Depreciation and amortization	6,038	2,123
Amortization of deferred financing costs and premium on indebtedness, net	(159)	(23)
Share based compensation	70	31
(Gain) loss on assets	—	(2,882)
Changes in assets and liabilities:
Accounts receivable and other assets	452	(862)
Accounts payable and accrued expenses	2,338	1,352
Accrued interest payable	(18)	(31)
Other liabilities	23	9

Cash flow from operating activities	8,503	2,652
Cash flows from investing activities:
Acquisition of real estate properties	—	(58,186)
Capital expenditures	(993)	(381)
(Increase) decrease in restricted cash	(1,022)	(1,683)

Cash flow from investing activities	(2,015)	(60,250)
Cash flows from financing activities:
Debt borrowings	22,900	18,767
Debt repayments	(18,882)	(213)
Proceeds from issuance of common stock	(58)	62,984
(Payments) reimbursements for deferred financing costs	(177)	—
Distributions on common stock	(5,719)	(2,639)
Distributions to noncontrolling interests	(231)	—

Cash flow from financing activities	(2,167)	78,899

Net change in cash and cash equivalents	4,321	21,301
Cash and cash equivalents, beginning of period	14,763	3,334

Cash and cash equivalents, end of the period	$19,084	$24,635

Supplemental cash flow information:
Cash paid for interest	$4,199	$1,354
Mortgage debt assumed	$—	$66,963

The accompanying notes are an integral part of these consolidated financial statements.

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of March 31, 2015

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

NOTE 2: Summary of Significant Accounting Policies

a. Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared by management in accordance with U.S. generally accepted accounting principles, or GAAP. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations, although we believe that the included disclosures are adequate to make the information presented not misleading. The unaudited interim consolidated financial statements should be read in conjunction with our audited financial statements as of and for the year ended December 31, 2014 included in our Annual Report on Form 10-K. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our consolidated financial position and consolidated results of operations and cash flows are included. The results of operations for the interim periods presented are not necessarily indicative of the results for the full year.

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

As of March 31, 2015

(Unaudited and dollars in thousands, except share and per share data)

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

Upon the acquisition of properties, we estimate the fair value of acquired tangible assets (consisting of land, building and improvements) and identified intangible assets and liabilities (consisting of above and below-market leases, in-place leases and tenant relationships), and assumed debt at the date of acquisition, based on the evaluation of information and estimates available at that date. Based on these estimates, we allocate the initial purchase price to the applicable assets and liabilities. As final information regarding fair value of the assets acquired and liabilities assumed is received and estimates are refined, appropriate adjustments will be made to the purchase price allocation, in no case later than twelve months of the acquisition date. During the three month period ended March 31, 2015, we did not make any adjustments to purchase price allocations.

In determining the fair value of the identified intangible assets and liabilities of an acquired property, above-market and below-market in-place lease values are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the differences between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining term of the lease. The capitalized above-market lease values and the capitalized below-market lease values are amortized as an adjustment to rental income over the lease term. We did not acquire any above-market or below-market in-place leases during the three-month period ending March 31, 2015.

The aggregate value of in-place leases is determined by evaluating various factors, including an estimate of carrying costs during the expected lease-up periods, current market conditions and similar leases. In estimating carrying costs, management includes real estate taxes, insurance and other operating expenses, and estimates of lost rental revenue during the expected lease-up periods based on current market demand. Management also estimates costs to execute similar leases including leasing commissions, legal and other related costs. The value assigned to this intangible asset is amortized over the assumed lease up period, typically six months. For the three-months ended March 31, 2015 and 2014 we recorded $1,909 and $729 of amortization expense for intangible assets, respectively. As of March 31, 2015, we expect to record additional amortization expense on current in-place lease intangible assets of $1,342 for the remainder of 2015.

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

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of March 31, 2015

(Unaudited and dollars in thousands, except share and per share data)

Depreciation and Amortization Expense

Depreciation expense for real estate assets is computed using a straight-line method based on a life of 40 years for buildings and improvements and five to ten years for equipment and fixtures. Expenditures for tenant improvements are capitalized and amortized over the initial term of each lease. For the three-months ended March 31, 2015 and 2014 we recorded $4,129 and $2,123 of depreciation expense, respectively.

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

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of March 31, 2015

(Unaudited and dollars in thousands, except share and per share data)

FASB ASC Topic 825, “Financial Instruments” requires disclosure of the fair value of financial instruments for which it is practicable to estimate that value. The fair value of mortgage indebtedness is based on a discounted cash flow valuation technique, which classifies this as a Level 3 liability within the fair value hierarchy. The carrying value and fair value of mortgage indebtedness as of March 31, 2015 was $422,613 and $439,571, respectively. The carrying value and fair value of mortgage indebtedness as of December 31, 2014 was $400,509 and $411,311, respectively. The fair value of our secured credit facility, cash and cash equivalents and restricted cash approximates cost due to the nature of these instruments.

f. Recent Accounting Pronouncements

On January 1, 2015, we adopted the accounting standard classified under FASB ASC Topic 205, “Presentation of Financial Statements”. This accounting standard amends existing guidance to change reporting requirements for discontinued operations by requiring the disposal of an entity to be reported in discontinued operations if the disposal represents a strategic shift that has or will have a major effect on an entity’s operations and financial results. This standard is effective for interim and annual reporting periods beginning on or after December 15, 2014. The adoption of this standard did not have a material effect on our consolidated financial statements.

In May 2014, the FASB issued an accounting standard classified under FASB ASC Topic 606, “Revenue from Contracts with Customers”. This accounting standard generally replaces existing guidance by requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This standard is currently effective for annual reporting periods beginning after December 15, 2016. Management is currently evaluating the impact that this standard may have on our consolidated financial statements.

In February 2015, the FASB issued an accounting standard classified under FASB ASC Topic 810, “Consolidation”. This accounting standard amends the consolidation analysis required under GAAP and requires management to reevaluate all previous consolidation conclusions. This standard considers limited partnerships as VIEs, unless the limited partners have either substantive kick-out or participating rights. The presumption that a general partner should consolidate a limited partnership has also been eliminated. The standard amends the effect that fees paid to a decision maker or service provider have on the consolidation analysis, as well as amends how variable interests held by a reporting entity’s related parties affect the consolidation conclusion. This standard also clarifies how to determine whether equity holders as a group have power over an entity. This standard is effective for interim and annual reporting periods beginning on or after December 15, 2015, with an early adoption permitted. Management is currently evaluating the impact that this standard may have on our consolidated financial statements.

In April 2015, the FASB issued an accounting standard classified under FASB ASC Topic 835, “Interest”. This accounting standard amends existing guidance to change reporting requirements for debt issuance costs by requiring debt issuance costs to be presented on the balance sheet as a direct deduction from the debt liability. This standard is effective for interim and annual reporting periods beginning on or after December 15, 2015, with an early adoption permitted. Retrospective application to prior periods is required. Management is currently evaluating the impact that this standard may have on our consolidated financial statements.

NOTE 3: Investments in Real Estate

As of March 31, 2015, our investments in real estate consisted of 30 apartment properties with 8,819 units. The table below summarizes our investments in real estate:

	As of March 31, 2015	As of December 31, 2014	Depreciable Lives (In years)
Land	$112,600	$112,600	—
Building	570,475	570,475	40
Furniture, fixtures and equipment	6,792	6,037	5-10

Total investment in real estate	689,867	689,112
Accumulated depreciation	(27,261)	(23,376)

Investments in real estate, net	$662,606	$665,736

On May 1, 2015, we acquired a 236-unit apartment residential community located in Indianapolis, Indiana. We acquired the property for an aggregate purchase price of $25,250 exclusive of closing costs.

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of March 31, 2015

(Unaudited and dollars in thousands, except share and per share data)

NOTE 4: Mortgage Indebtedness

The following table contains summary information concerning the indebtedness that encumbered our properties as of March 31, 2015:

	Outstanding Principal	Carrying Amount	Effective Interest Rate		Maturity Date
Belle Creek Apartments	$10,575	$10,575	2.4	%(1)	April 28, 2021
Berkshire Square Apartments	8,612	8,612	4.4	%(3)	January 1, 2021
Centrepoint Apartments	17,520	17,520	3.7	%(2)	January 1, 2019
Copper Mill Apartments	7,174	7,174	5.7%		May 1, 2021
Crestmont Apartments	6,589	6,589	5.7%		May 1, 2021
Cumberland Glen Apartments	6,735	6,735	5.7%		May 1, 2021
Heritage Trace Apartments	5,369	5,369	5.7%		May 1, 2021
Runaway Bay Apartments	9,983	9,983	3.6%		November 1, 2022
Tresa at Arrowhead	27,500	27,500	2.4	%(1)	April 28, 2021
Reserve at Eagle Ridge	18,850	18,850	4.7%		March 1, 2024
OKC Portfolio	44,672	45,897	2.8	%(5)	April 1, 2016
Kings’ Landing	21,200	21,200	4.0	%(6)	June 1, 2022
Crossings	15,313	15,313	3.9%		June 1, 2024
Carrington Park	14,235	14,235	4.0%		August 1, 2024
Arbors at the Reservoir	13,150	13,150	4.0%		August 1, 2024
Walnut Hill	18,650	18,650	3.4%		October 1, 2021
Lenoxplace	15,991	15,991	3.7%		November 1, 2021
Bennington Pond	11,375	11,375	3.7%		December 1, 2024
Stonebridge Crossing	19,370	19,370	3.4%		January 1, 2022
Prospect Park	9,230	9,230	3.6%		January 1, 2025
Brookside	13,455	13,455	3.6%		January 1, 2025
Jamestown	22,880	22,880	3.6%		January 1, 2025
Meadows	24,245	24,245	3.6%		January 1, 2025
Oxmoor	35,815	35,815	3.6%		January 1, 2025
Iron Rock Ranch	22,900	22,900	3.4%		February 1, 2025

Total indebtedness/Weighted-Average	$421,388	$422,613	3.6%

(1)	Floating rate at 225 basis points over 30-day LIBOR. As of March 31, 2015, 30-day LIBOR was 0.18%. Interest only payments are due monthly. These mortgages are held by RAIT.
(2)	Fixed rate. Interest only payments are due monthly. Beginning February 1, 2015, principal and interest payments are required based on a 30-year amortization schedule.
(3)	Fixed rate. Interest only payments are due monthly. Beginning February 1, 2016, principal and interest payments are required based on a 30-year amortization schedule.
(4)	Floating rate at 250 basis points over 30-day LIBOR. As of March 31, 2015 30-day LIBOR was 0.18%. Interest only payments are due monthly. As of March 31, 2015 we were in compliance with all financial covenants contained in the credit facility.
(5)	Contractual interest rate is 5.6%. The debt was assumed and recorded at a premium that will be amortized to interest expense over the remaining term. Principal and interest payments are required based on a 30-year amortization schedule.
(6)	Fixed rate. Interest only payments are due monthly. Beginning June 1, 2017, principal and interest payments are required based on a 30-year amortization schedule.

As of March 31, 2015 we were in compliance with all financial covenants contained in our indebtedness.

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of March 31, 2015

(Unaudited and dollars in thousands, except share and per share data)

The following table contains summary information concerning the indebtedness that encumbered our properties as of December 31, 2014 (dollars in thousands):

	Outstanding Principal	Carrying Amount	Effective Interest Rate		Maturity Date
Belle Creek Apartments	$10,575	$10,575	2.4	%(1)	April 28, 2021
Berkshire Square Apartments	8,612	8,612	4.4	%(3)	January 1, 2021
Centrepoint Apartments	17,600	17,600	3.7	%(2)	January 1, 2019
Copper Mill Apartments	7,200	7,200	5.7%		May 1, 2021
Crestmont Apartments	6,612	6,612	5.7%		May 1, 2021
Cumberland Glen Apartments	6,759	6,759	5.7%		May 1, 2021
Heritage Trace Apartments	5,388	5,388	5.7%		May 1, 2021
Runaway Bay Apartments	10,033	10,033	3.6%		November 1, 2022
Tresa at Arrowhead	27,500	27,500	2.4	%(1)	April 28, 2021
Reserve at Eagle Ridge	18,850	18,850	4.7%		March 1, 2024
OKC Portfolio	44,939	46,471	2.8	%(5)	April 1, 2016
Kings’ Landing	21,200	21,200	4.0	%(6)	June 1, 2022
Crossings	15,313	15,313	3.9%		June 1, 2024
Carrington Park	14,235	14,235	4.0%		August 1, 2024
Arbors at the Reservoir	13,150	13,150	4.0%		August 1, 2024
Walnut Hill	18,650	18,650	3.4%		October 1, 2021
Lenoxplace	15,991	15,991	3.7%		November 1, 2021
Bennington Pond	11,375	11,375	3.7%		December 1, 2024
Stonebridge Crossing	19,370	19,370	3.4%		January 1, 2022
Prospect Park	9,230	9,230	3.6%		January 1, 2025
Brookside	13,455	13,455	3.6%		January 1, 2025
Jamestown	22,880	22,880	3.6%		January 1, 2025
Meadows	24,245	24,245	3.6%		January 1, 2025
Oxmoor	35,815	35,815	3.6%		January 1, 2025

Total mortgage debt/Weighted- Average	$398,977	$400,509	3.6%
Secured Credit Facility	18,392	18,392	2.7	%(4)	October 25, 2016

Total indebtedness /Weighted-Average	$417,369	$418,901	3.6%

(1)	Floating rate at 225 basis points over 30-day LIBOR. As of December 31, 2014, 30-day LIBOR was 0.17%. Interest only payments are due monthly. These mortgages are held by RAIT.
(2)	Fixed rate. Interest only payments are due monthly. Beginning February 1, 2015, principal and interest payments are required based on a 30-year amortization schedule.
(3)	Fixed rate. Interest only payments are due monthly. Beginning February 1, 2016, principal and interest payments are required based on a 30-year amortization schedule.
(4)	Floating rate at 250 basis points over 30-day LIBOR. As of December 31, 2014, 30-day LIBOR was 0.17%. Interest only payments are due monthly.
(5)	Contractual interest rate is 5.6%. The debt was assumed and recorded at a premium that will be amortized to interest expense over the remaining term. Principal and interest payments are required based on a 30-year amortization schedule.
(6)	Fixed rate. Interest only payments are due monthly. Beginning June 1, 2017, principal and interest payments are required based on a 30-year amortization schedule.

As of December 31, 2014 we were in compliance with all financial covenants contained in our indebtedness.

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of March 31, 2015

(Unaudited and dollars in thousands, except share and per share data)

The weighted average effective interest rate of our mortgage indebtedness was 3.6% as of March 31, 2015. As of March 31, 2015, RAIT held $38,075 of our mortgage debt while $383,313 was held by third parties. As of December 31, 2014, RAIT held $38,075 of our mortgage debt while $360,902 was held by third parties. During each of the three-month periods ended March 31, 2015 and 2014, we paid approximately $238, of interest to RAIT.

Mortgage Indebtedness

On January 27, 2015 we entered into a loan agreement for a $22,900 loan secured by a first mortgage on our Iron Rock Ranch property. The loan bears interest at a rate of 3.4% per annum, provides for monthly payments of interest only until the maturity date of February 1, 2025.

On April 13, 2015 we entered into a loan agreement for a $20,527 loan secured by a first mortgage on our Stonebridge at the Ranch property. The loan bears interest at a rate of 3.2% per annum, provides for monthly payments of interest only until the maturity date of May 1, 2025.

NOTE 5: Shareholder Equity and Non-Controlling Interests

Stockholder Equity

Common Shares

On January 19, 2015, our board of directors declared the following dividends:

Month	Record Date	Payment Date	Dividend Declared Per Share
January 2015	January 30, 2015	February 17, 2015	$0.06
February 2015	February 27, 2015	March 16, 2015	$0.06
March 2015	March 31, 2015	April 15, 2015	$0.06

On April 13, 2015, our board of directors declared the following dividends:

Month	Record Date	Payment Date	Dividend Declared Per Share
April 2015	April 30, 2015	May 15, 2015	$0.06
May 2015	May 29, 2015	June 15, 2015	$0.06
June 2015	June 30, 2015	July 15, 2015	$0.06

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

As of March 31, 2015

(Unaudited and dollars in thousands, except share and per share data)

Under the director plan, which operates as a sub-plan of our incentive plan, each of our independent directors will receive 3,000 shares of common stock annually. In addition, our independent directors may elect to receive their annual cash fee in the form of our common shares or a combination of common shares and cash.

On February 18, 2015, the compensation committee of IRT awarded 100,000 shares of IRT restricted common stock, valued at $935 using IRT’s closing stock price of $9.35, to persons affiliated with our advisor, including our executive officers. These awards generally vest over three-year periods.

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

Pursuant to the terms of the amended advisory agreement, our advisor is compensated as follows:

•	Quarterly base management fee of 0.1875% of average gross real estate assets as of the last day of such quarter. Average gross real estate assets means the average of the aggregate book value of our real estate assets before reserves for depreciation or other similar noncash reserves and excluding the book values attributable to the eight properties that were acquired prior to August 16, 2013. We compute average gross real estate assets by taking the average of these book values at the end of each month during the quarter for which we are calculating the fee. The fee is payable quarterly in an amount equal to 0.1875% of average gross real estate assets as of the last day of such quarter. For the three-month periods ended March 31, 2015 and 2014 our advisor earned $1,001 and $146 of asset management fees, respectively.

•	We pay our advisor an incentive fee based on our pre-incentive fee core funds from operations, or Core FFO, a non-GAAP measure, as defined in the advisory agreement. The incentive fee is computed at the end of each fiscal quarter as follows:

•	no incentive fee in any fiscal quarter in which our pre-incentive fee Core FFO does not exceed the hurdle rate of 1.75% (7% annualized) of the cumulative gross amount of equity capital we have obtained; and

•	20% of the amount of our pre-incentive fee Core FFO that exceeds 1.75% (7% annualized) of the cumulative gross proceeds from the issuance of equity securities we have obtained.

•	For the three-month periods ended March 31, 2015 and 2014 our advisor earned $211, and $0 of incentive fees, respectively. These fees are included within asset management fees in our consolidated statements of operations.

As of March 31, 2015 and December 31, 2014 we had liabilities payable to our advisor for asset management fees and incentive fees of $1,856 and $644, respectively, which is included in accounts payable and accrued expenses in the accompanying consolidated balance sheets.

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of March 31, 2015

(Unaudited and dollars in thousands, except share and per share data)

Property Management Fees Paid to Our Property Manager

We have entered into property management agreements with RAIT Residential, or our property manager, which is majority owned by RAIT, with respect to each of our properties. Pursuant to the property management agreements, we pay our property manager property management and leasing fees on a monthly basis of an amount up to 4.0% of the gross revenues from the property for each month. Additionally, we may pay our property manager a separate fee for the one-time initial rent-up or leasing-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s length transactions by others rendering similar services in the same geographic area for similar properties as determined by a survey of brokers and agents in such area. Each management agreement has an initial one year term, subject to automatic one-year renewals unless either party gives prior notice of its desire to terminate the management agreement. For the three-month periods ended March 31, 2015 and 2014 our property manager earned $755 and $321, respectively, of property management and leasing fees. As of March 31, 2015 and December 31, 2014, we had liabilities payable to our property manager for property management and leasing fees of $263 and $205, respectively, which is included in accounts payable and accrued expenses in the accompanying consolidated balance sheets.

NOTE 8: Earnings (Loss) Per Share

The following table presents a reconciliation of basic and diluted earnings (loss) per share for the three month periods ended March 31, 2015 and 2014:

	For the Three-Month Periods Ended March 31
	2015	2014
Net Income (loss)	$(241)	$2,935
(Income) loss allocated to non-controlling interests	8	—

Net Income (loss) allocable to common shares	(233)	2,935

Weighted-average shares outstanding—Basic	31,768,468	15,198,096
Dilutive securities under the treasury stock method	—	15,855
Weighted-average shares outstanding—Diluted	31,768,468	15,213,951

Earnings (loss) per share—Basic	$(0.01)	$0.19

Earnings (loss) per share—Diluted	$(0.01)	$0.19

For the three-month period ended March 31, 2015, limited partnership units, SARS and unvested shares of 1,421,950, were excluded from the earnings (loss) per share computation because their effect would have been anti-dilutive. Earnings per share is computed in accordance with FASB ASC Topic 260, “Earnings per Share”, by dividing the Net Income (loss) allocable to common shares by the weighted average number of common shares outstanding during the respective periods.

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

The risk factors discussed and identified in Item 1A of our Annual Report on Form 10-K filed with the SEC on March 16, 2015, and in other of our public filings with the SEC, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements. We caution you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. Except to the extent required by applicable law or regulation, we undertake no obligation to update these forward-looking statements to reflect events or circumstances after the date of this filing or to reflect the occurrence of unanticipated events.

Overview

We are a Maryland corporation that owns apartment properties in geographic submarkets that we believe support strong occupancy and have the potential for growth in rental rates. We seek to provide stockholders with attractive risk-adjusted returns, with an emphasis on distributions and capital appreciation. We are externally advised by a wholly-owned subsidiary of RAIT Financial Trust, or RAIT (NYSE: RAS), a multi-strategy commercial real estate company organized as an internally managed REIT with approximately $4.6 billion of assets under management as of March 31, 2015. RAIT invests in commercial mortgages and commercial real estate. RAIT owned 22.9% of our outstanding common shares as of March 31, 2015. We elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, or the Code, commencing with our taxable year ended December 31, 2011.

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

In the quarter ending March 31, 2015, we focused on absorbing the growth we experienced during 2014 and did not acquire any new properties. During this quarter, revenue was up $13.6 million as compared to last year. This increase was primarily from the $13.4 million of revenue associated with properties that we acquired during 2014. On a same-store basis, rental revenue was up this quarter as compared to first quarter last year, as rental rates increased 4% on average across the same-store portfolio. Our net operating income margin for the portfolio was 53% this quarter, compared to 51% during the first quarter of last year, as we continue to scale our platform and improve operating efficiencies. From a same-store perspective, net operating income increased 5% year-to-year. As of March 31, 2015, our weighted average effective interest cost was 3.6% and our consolidated leverage was 59.5% at March 31, 2015. We ended this quarter with $690 million of gross investments in real estate, representing 8,819 units and $423 million of debt.

Key Statistics

(Unaudited and dollars in thousands, except per share and per unit information)

	As of or For the Three-Month Periods Ended
	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
Financial Statistics:
Total revenue	$21,700	$16,362	$13,057	$11,649	$8,135
Earnings (loss) per share-diluted	$(0.01)	$0.01	$(0.00)	$(0.01)	$0.19
Funds from Operations (“FFO”) per share	$0.18	$0.14	$0.14	$0.18	$0.33
Core funds from operations (“CFFO”) per share	$0.19	$0.17	$0.17	$0.19	$0.17
Dividends declared per common share	$0.18	$0.18	$0.18	$0.18	$0.18
Total Shares Outstanding	31,894,751	31,800,076	25,801,540	17,751,540	17,742,540
Apartment Property Portfolio:
Reported investments in real estate at cost	$689,867	$689,112	$444,050	$362,323	$320,437
Net operating income	$11,562	$8,660	$6,905	$6,064	$4,147
Number of properties owned	30	30	22	19	17
Multifamily units owned	8,819	8,819	6,470	5,342	4,970
Portfolio weighted average occupancy	94.0%	92.7%	92.6%	93.1%	93.9%
Weighted average monthly effective rent per unit (1)	$827	$788	$791	$764	$730

(1)	Weighted average monthly effective rent per occupied unit represents the average monthly rent collected for all occupied units after giving effect to tenant concessions. We do not report average effective rent per unit in the month of acquisition as it is not representative of a full month of operations. Same Store weighted average effective rent per unit was $792, $790, $778, $766, and $762 for the periods presented above, respectively. Same Store is defined as properties in the portfolio as of January 1, 2014 through March 31, 2015.

As of March 31, 2015, we own 30 apartment properties containing an aggregate of 8,819 apartment units. We refer to these apartment properties as our “existing portfolio.” As of March 31, 2015, our existing portfolio had an average occupancy of 94% and an average monthly effective rent per occupied apartment unit of $827.

Our Properties

The following table presents an overview of our portfolio as of March 31, 2015.

Property Name	Location	Acquisition Date	Year Built or Renovated(1)	Units(2)		Physical Occupancy(3)		Average Monthly Effective Rent per Occupied Unit(4)
Belle Creek	Henderson, Colorado	4/29/2011	2011	162	(5)	96.3	%(5)	$1,068	(5)
Copper Mill	Austin, Texas	4/29/2011	2010	320		97.5%		838
Crestmont	Marietta, Georgia	4/29/2011	2010	228		93.0%		775
Cumberland Glen	Smyrna, Georgia	4/29/2011	2010	222		96.0%		741
Heritage Trace	Newport News, Virginia	4/29/2011	2010	200		88.5%		698
Tresa at Arrowhead	Phoenix, Arizona	4/29/2011	2006	360		96.1%		865
Centrepoint	Tucson, Arizona	12/16/2011	2006	320		95.3%		845
Runaway Bay	Indianapolis, Indiana	10/11/2012	2002	192		95.3%		923
Berkshire Square	Indianapolis, Indiana	9/19/2013	2012	354		91.0%		589
The Crossings	Jackson, Mississippi	11/22/2013	2012	432		93.1%		740
Reserve at Eagle Ridge	Waukegan, Illinois	1/31/2014	2008	370		94.6%		935
Windrush	Edmond, Oklahoma	2/28/2014	2011	160		98.1%		778
Heritage Park	Oklahoma City, Oklahoma	2/28/2014	2011	453		89.0%		642
Raindance	Oklahoma City, Oklahoma	2/28/2014	2011	504		92.5%		544
Augusta	Oklahoma City, Oklahoma	2/28/2014	2011	197		96.5%		724
Invitational	Oklahoma City, Oklahoma	2/28/2014	2011	344		89.8%		677
King’s Landing	Creve Coeur, Missouri	3/31/2014	2005	152		96.1%		1,576
Carrington Park	Little Rock, Arkansas	5/07/2014	1999	202		95.1%		1,011
Arbors at the Reservoir	Ridgeland, Mississippi	6/04/2014	2000	170		96.5%		1,082
Walnut Hill	Cordova, Tennessee	8/28/2014	2001	360		91.4%		876
Lenoxplace	Raleigh, North Carolina	9/05/2014	2012	268		96.3%		822
Stonebridge	Cordova, Tennessee	9/15/2014	1994	500		91.2%		751
Bennington Pond	Groveport, Ohio	11/24/2014	2000	240		97.5%		781
Prospect Park	Louisville, Kentucky	12/8/2014	1990	138		89.1%		876
Brookside	Louisville, Kentucky	12/8/2014	1987	224		95.5%		764
Jamestown	Louisville, Kentucky	12/8/2014	1970	355		93.2%		1,004
Meadows	Louisville, Kentucky	12/8/2014	1988	400		98.5%		763
Oxmoor	Louisville, Kentucky	12/8/2014	1999-2000	432		94.4%		945
Stonebridge at the Ranch	Little Rock, Arkansas	12/16/2014	2005	260		95.4%		906
Iron Rock Ranch	Austin, Texas	12/30/2014	2001-2002	300		95.7%		1,161

Total/Weighted Average				8,819		94.0%		$827

(1)	All dates are for the year in which a significant renovation program was completed, except for Runaway Bay, Arbors at the Reservoir, King’s Landing, Walnut Hill and Stonebridge which is the year construction was completed.
(2)	Units represents the total number of apartment units available for rent at March 31, 2015.
(3)	Physical occupancy for each of our properties is calculated as (i) total units rented as of March 31, 2015 divided by (ii) total units available as of March 31, 2015, expressed as a percentage.
(4)	Average monthly effective rent per occupied unit represents the average monthly rent for all occupied units for the three-month period ended March 31, 2015.
(5)	Includes 6,256 square feet of retail space in six units, of which 1,010 square feet of space is occupied by RAIT Residential for use as the leasing office. The remaining 5,246 square feet of space is 86% occupied by four tenants with an average monthly base rent of $1,623, or $16 per square foot per year. These four tenants are principally engaged in the following businesses: grocery, retail and various retail services.

On May 1, 2015, we acquired a 236 unit apartment property located in Indianapolis, Indiana for a purchase price of $25.3 million, exclusive of closing costs. The property was constructed in 2004. As of April 30, 2015, the occupancy of the property was 90.68%.

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

Set forth below is a reconciliation of net income (loss) to FFO and Core FFO for the three and nine-months ended March 31, 2015 and 2014 (in thousands, except share and per share information):

	For the Three-Month Period Ended March 31, 2015		For the Three-Month Period Ended March 31, 2014
	Amount	Per Share	Amount	Per Share
Funds From Operations:
Net income (loss)	$(241)	$(0.01)	$2,935	$0.19
Adjustments:
Real estate depreciation and amortization	6,038	0.19	2,123	0.14

Funds From Operations	$5,797	$0.18	$5,058	$0.33

Weighted-average shares—diluted (a)	31,768,468	31,768,468	15,213,951	15,213,951

Core Funds From Operations:
Funds From Operations	$5,797	$0.18	$5,058	$0.33
Adjustments:
Equity based compensation	70	0.01	31	0.00
Acquisition fees and expenses	33	0.00	362	0.03
(Gain) loss on assets	—	—	(2,882)	(0.19)

Core Funds From Operations	$5,900	$0.19	$2,569	$0.17

Weighted-average shares—diluted (a)	31,768,468	31,768,468	15,213,951	15,213,951

(a)	For the three-month period ended March 31, 2015, the weighted average shares-diluted excludes 1,421,950 of limited partnership units, SARs and unvested shares as their effect was determined to be anti-dilutive in accordance with FASB ASC Topic 260, “Earnings per Share”.

Results of Operations

Three-Month Period Ended March 31, 2015 Compared to the Three-Month Period Ended March 31, 2014

Revenue

Rental income. Rental revenue increased $12.0 million to $19.4 million for the three-month period ended March 31, 2015 from $7.4 million for the three-month period ended March 31, 2014. The increase is due to the rental income from the acquisition of 20 properties during the year ended December 31, 2014.

Tenant reimbursement income. Tenant reimbursement income increased $0.6 million to $1.0 million for the three-month period ended March 31, 2015 from $0.4 million for the three-month period ended March 31, 2014. The increase is due to the acquisition of 20 properties during the year ended December 31, 2014.

Other income. Other income increased $0.9 million to $1.3 million for the three-month period ended March 31, 2015 from $0.4 million for the three-month period ended March 31, 2014. The increase is primarily due to $0.8 million of other income from the acquisition of 20 properties during the year ended December 31, 2014.

Expenses

Property operating expenses. Property operating expenses increased $6.1 million to $10.1 million for the three-month period ended March 31, 2015 from $4.0 million for the three-month period ended March 31, 2014. The increase is due to $6.5 million of property operating expenses from the acquisition of 20 properties during the year ended December 31, 2014 along with a reduction of $0.4 million of property operating expenses in our same store portfolio.

General and administrative expense. General and administrative expense increased $0.3 million to $0.5 million for the three-month period ended March, 31 2015 from $0.2 million for the three-month period ended March 31, 2014. The increase is primarily due to stock based compensation expense for the three-month period ended March 31, 2015.

Asset management fees. Asset management fees increased $1.1 million to $1.2 million for the three-month period ended March 31, 2015 from $0.1 for the three-month period ended March 31, 2014. The increase is primarily due to the acquisition of 20 properties during the year ended December 31, 2014.

Acquisition expenses. Acquisition expenses decreased $0.3 million for the three-month period ended March 31, 2015 from $0.3 million for the three-month period ended March 31, 2014. There were no acquisitions in the three-month period ended March 31, 2015 as compared to seven properties acquired during the three-month period ended March 31, 2014.

Depreciation and amortization expense. Depreciation and amortization expense increased $3.9 million to $6.0 million for the three-month period ended March 31, 2015 from $2.1 million for the three-month period ended March 31, 2014. The increase is due to the acquisition of 20 properties during the year ended December 31, 2014.

Interest expense. Interest expense increased $2.7 million to $4.0 million for the three-month period ended March 31, 2015 from $1.3 million for the three-month period ended March 31, 2014. The increase is due to the $321.3 million of first mortgages related to the acquisition of 20 properties during the year ended December 31, 2014.

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

Our primary cash requirements are to:

•	make investments and fund the associated costs;

•	repay our indebtedness;

•	pay our operating expenses, including fees paid to our advisor and our property manager; and

•	distribute a minimum of 90% of our REIT taxable income (determined without regard to the deduction for dividends paid and excluding net capital gain) and to make investments in a manner that enables us to maintain our qualification as a REIT.

We intend to meet these liquidity requirements primarily through:

•	the use of our cash and cash equivalent balance of $19.1 million as of March 31, 2015;

•	cash generated from operating activities;

•	our secured credit facility and existing and future financing secured directly or indirectly by the apartment properties in our portfolio;

•	proceeds from the sale of our common stock; and

•	if required, proceeds from future borrowings and offerings.

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

Cash Flows

As of March 31, 2015 and 2014, we maintained cash and cash equivalents of approximately $19.1 million and $24.6 million, respectively. Our cash and cash equivalents were generated from the following activities (dollars in thousands):

	For the Three-Month Periods Ended March 31
	2015	2014
Cash flow from operating activities	$8,503	$2,652
Cash flow from investing activities	(2,015)	(60,250)
Cash flow from financing activities	(2,167)	78,899

Net change in cash and cash equivalents	4,321	21,301
Cash and cash equivalents at beginning of period	14,763	3,334

Cash and cash equivalents at end of period	$19,084	$24,635

Our cash inflow from operating activities during the three-month period ended March 31, 2015 is primarily due to the operations of the 20 additional properties acquired during the year ended December 31, 2014.

Our cash outflow from investing activities during three-month period ended March 31, 2015 is primarily due to capital expenditures for our existing portfolio.

The cash outflow from our financing activities during the three-month period ended March 31, 2015 is primarily due to debt repayments and distributions on common stock. These cash outflows were partially offset by proceeds from debt borrowings.

Off-Balance Sheet Arrangements

None.

Critical Accounting Estimates and Policies

Our Annual Report on Form 10-K for the year ended December 31, 2014 contains a discussion of our critical accounting policies. Management discusses our critical accounting policies and management’s judgments and estimates with our Audit Committee.

Recent Accounting Pronouncements

On January 1, 2015, we adopted the accounting standard classified under FASB ASC Topic 205, “Presentation of Financial Statements”. This accounting standard amends existing guidance to change reporting requirements for discontinued operations by requiring the disposal of an entity to be reported in discontinued operations if the disposal represents a strategic shift that has or will have a major effect on an entity’s operations and financial results. This standard is effective for interim and annual reporting periods beginning on or after December 15, 2014. The adoption of this standard did not have a material effect on our consolidated financial statements.

In May 2014, the FASB issued an accounting standard classified under FASB ASC Topic 606, “Revenue from Contracts with Customers”. This accounting standard generally replaces existing guidance by requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This standard is currently effective for annual reporting periods beginning after December 15, 2016. Management is currently evaluating the impact that this standard may have on our consolidated financial statements.

In February 2015, the FASB issued an accounting standard classified under FASB ASC Topic 810, “Consolidation”. This accounting standard amends the consolidation analysis required under GAAP and requires management to reevaluate all previous consolidation conclusions. This standard considers limited partnerships as VIEs, unless the limited partners have either substantive kick-out or participating rights. The presumption that a general partner should consolidate a limited partnership has also been eliminated. The standard amends the effect that fees paid to a decision maker or service provider have on the consolidation analysis, as well as amends how variable interests held by a reporting entity’s related parties affect the consolidation conclusion. This standard also clarifies how to determine whether equity holders as a group have power over an entity. This standard is effective for interim and annual reporting periods beginning on or after December 15, 2015, with an early adoption permitted. Management is currently evaluating the impact that this standard may have on our consolidated financial statements.

In April 2015, the FASB issued an accounting standard classified under FASB ASC Topic 835, “Interest”. This accounting standard amends existing guidance to change reporting requirements for debt issuance costs by requiring debt issuance costs to be presented on the balance sheet as a direct deduction from the debt liability. This standard is effective for interim and annual reporting periods beginning on or after December 15, 2015, with an early adoption permitted. Retrospective application to prior periods is required. Management is currently evaluating the impact that this standard may have on our consolidated financial statements.

Item 3.	Qualitative and Quantitative Disclosure About Market Risk.

There have been no material changes in quantitative and qualitative market risks during the three months ended March 31, 2015 from the disclosures included in our Annual Report on Form 10-K for the year ended December 31, 2014. Reference is made to Item 7A included in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 4.	Controls and Procedures.

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

Under the supervision of our chief executive officer and chief financial officer and with the participation of our disclosure committee, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon a previously identified material weakness in our internal control over financial reporting as of December 31, 2014, related to the lack of sufficient qualified resources to ensure appropriate design and operating effectiveness of our reconciliation and management review controls and controls over accounting estimates, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective at March 31, 2015.

Management is in the process of developing and implementing new controls to remediate the material weakness described above. Management is enhancing its reconciliation controls, management review controls, and controls over accounting estimates by (i) supplementing its resources, (ii) upgrading its outsourced internal audit function, (iii) designing and documenting additional management review controls, and (iv) providing additional training to effectively perform reconciliation controls, management review controls and controls over accounting estimates.

As we add resources, we also plan to make organizational changes and further develop skills in our employees in order to strengthen and improve our internal control over financial reporting.

Management believes that these measures will remediate the previously identified material weakness. We currently are targeting to complete the implementation of the control enhancements during 2015. We will test the ongoing effectiveness of the new controls subsequent to implementation, and will consider the material weakness remediated after the applicable remedial controls operate effectively for a sufficient period of time.

Changes in Internal Control Over Financial Reporting

Except as otherwise stated above, there were no changes in our internal control over financial reporting or in other factors during the quarter ended March 31, 2015, that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

There have not been any material changes from the risk factors previously disclosed in Item 1A—“Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a) We have previously disclosed four “UPREIT” transactions completed in May 2014, August 2014, November 2014 and December 2014 wherein our operating partnership, Independence Realty Operating Partnership, LP, or IROP, issued, in the aggregate, 1,282,450 common units, or units, to unaffiliated entities or persons in order to acquire properties. As previously disclosed, these units are subject to exchange agreements containing the terms and conditions under which the units could be exchanged for cash in an amount equal to the value of an equivalent number of shares of our common stock as of the date the IROP receives contributor’s notice of its desire to exchange or, at IROP’s option, for the equivalent number of shares of our common stock. As previously disclosed, we expect these units to become exchangeable during 2015 and the first exchanges of units occurred May 1, 2015. As of May 1, 2015, IROP exchanged 26,467 units for the equivalent number of shares of our common stock and an additional 26,466 units will be exchanged 90 days thereafter. After giving effect to the May 1, 2015 exchanges, 1,255,983 of the units issued in UPREIT transactions remain outstanding. The issuance of the shares of our common stock in these exchanges was exempt from registration pursuant to Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D and all of the persons receiving such shares were accredited investors.

(c) We withheld the following common shares to satisfy tax withholding obligations during the quarter ending March, 31, 2015 arising from the vesting of restricted share awards made pursuant to the IRT Long Term Incentive Plan. These common shares may be deemed to be “issuer purchases” of common shares that are required to be disclosed pursuant to the item.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased		Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
01/01/2015 to 01/31/2015	5,483	(1)	$9.52	(1)	5,483	—
02/01/2015 to 02/28/2015	—		—		—	—
03/01/2015 to 03/31/2015	—		—		—	—
Total	5,483	(1)	$9.52	(1)	5,483	—

(1)	The price reported is the price paid per share using our closing stock price on the New York Stock Exchange on the vesting date of the relevant award.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

The exhibits listed on the Exhibit Index (following the signatures section of this Quarterly Report on Form 10-Q) are included herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Independence Realty Trust, Inc.

Date: May 8, 2015	By:	/s/ SCOTT F. SCHAEFFER
Scott F. Schaeffer
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2015	By:	/s/ JAMES J. SEBRA
James J. Sebra
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit	Description

3.1	Articles of Restatement of Independence Realty Trust, Inc. (the “Company”), dated as of August 20, 2013, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 20, 2013.

3.2	Second Amended and Restated Bylaws of the Company, incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 (the “2013 Q1 10-Q”).

4.1.1	Fourth Amended and Restated Agreement of Limited Partnership of Independence Realty Operating Partnership, LP, dated as of May 7, 2013 (the “IROP LP Agreement”), incorporated by reference to Exhibit 4.1 to the 2013 Q1 10-Q.

4.1.2	Form of Exchange Rights Agreement for Partnership Units, incorporated by reference to Exhibit C of Exhibit 4.1.1 hereto.

4.1.3	First Amendment, dated as of August 20, 2013, to Fourth Amended and Restated Agreement of Limited Partnership of Independence Realty Operating Partnership, LP, dated as of May 7, 2013, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 20, 2013.

4.1.4	Admission Agreement and Amendment dated as of May 7, 2014 to Fourth Amendment and Restated Agreement of Limited Partnership of Independence Realty Operating Partnership, LP dated as of May 7, 2013, a corrected copy was incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 (the “2014 Q1 10-Q”), replacing the copy filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 7, 2014 (the “5/7/14 Form 8-K”).

4.1.5	Admission Agreement and Amendment dated as of August 28, 2014 to Fourth Amendment and Restated Agreement of Limited Partnership of Independence Realty Operating Partnership, LP dated as of May 7, 2013, incorporated by reference to Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 (the “2014 Q3 10-Q”).

4.1.6	Exchange Rights Agreement dated as of August 28, 2014 among the Company, Independence Realty Operating Partnership, LP and the limited partners named therein, incorporated by reference to Exhibit 4.6 to the 2014 Q3 10-Q.

4.1.7	Admission Agreement and Amendment dated as of November 24, 2014 to Fourth Amendment and Restated Agreement of Limited Partnership of Independence Realty Operating Partnership, LP , incorporated by reference to Exhibit 4.1.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (the “2014 10-K”).

4.1.8	Admission Agreement and Amendment dated as of December 30, 2014 to Fourth Amendment and Restated Agreement of Limited Partnership of Independence Realty Operating Partnership, LP dated as of December 30, 2014, incorporated by reference to Exhibit 4.1.8 to the 2014 10-K.

4.1.9	Exchange Rights Agreement dated as of December 30, 2014 among the Company, Independence Realty Operating Partnership, LP and the limited partners named therein, incorporated by reference to Exhibit 4.1.9 to the 2014 10-K.

4.1.10	Amendment dated as of January 1, 2015 to the IROP LP Agreement, incorporated by reference to Exhibit 4.1.10 to the 2014 10-K.

4.2	Registration Rights Agreement by and among the Company, Independence Realty Operating Partnership, LP, RAIT Financial Trust and the RAIT Parties (as defined therein), dated as of July 26, 2013, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 1, 2013.

12.1	Statements regarding computation of ratios as of March 31, 2015, filed herewith.

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

101	XBRL (eXtensible Business Reporting Language). The following materials, formatted in XBRL: (i) Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014, (ii) Consolidated Statements of Operations for the three-month periods ended March 31, 2015 and March 31, 2014, (iii) Consolidated Statements of Cash Flows for the three-month periods ended March 31, 2015 and March 31, 2014, (iv) Consolidated Statements of Changes in Equity for the three-month period ended March 31, 2015 and (v) notes to the consolidated financial statements as of March 31, 2015, filed herewith.