Form 10-Q
period 2015-06-30
INDEPENDENCE REALTY TRUST, INC
filed 2015-08-07
CIK 1466085

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of August 7, 2015 there were 31,959,684 shares of the registrant’s common stock issued and outstanding.

INDEPENDENCE REALTY TRUST, INC.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Independence Realty Trust, Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited and dollars in thousands, except share and per share data)

	As of June 30, 2015	As of December 31, 2014
ASSETS:
Investments in real estate:
Investments in real estate, at cost	$716,581	$689,112
Accumulated depreciation	(31,188)	(23,376)

Investments in real estate, net	685,393	665,736
Cash and cash equivalents	21,568	14,763
Restricted cash	6,335	5,206
Accounts receivable and other assets	6,689	2,270
Intangible assets, net of accumulated amortization of $7,633 and $4,346, respectively	182	3,251
Deferred costs, net of accumulated amortization of $815 and $505, respectively	2,992	2,924

Total Assets	$723,159	$694,150

LIABILITIES AND EQUITY:
Indebtedness	$457,202	$418,901
Accounts payable and accrued expenses	10,922	8,353
Accrued interest payable	30	49
Dividends payable	1,982	1,982
Other liabilities	1,893	1,831

Total Liabilities	472,029	431,116
Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized, 0 and 0 shares issued and outstanding, respectively	—	—
Common stock, $0.01 par value; 300,000,000 shares authorized, 31,933,218 and 31,800,076 shares issued and outstanding, including 124,000 and 36,000 unvested restricted common share awards, respectively	318	318
Additional paid-in capital	267,566	267,683
Retained earnings (accumulated deficit)	(28,065)	(16,728)

Total stockholders’ equity	239,819	251,273
Noncontrolling interests	11,311	11,761

Total Equity	251,130	263,034

Total Liabilities and Equity	$723,159	$694,150

The accompanying notes are an integral part of these consolidated financial statements.

Independence Realty Trust, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited and dollars in thousands, except share and per share data)

	For the Three-Month Periods Ended June 30		For the Six-Month Periods Ended June 30
	2015	2014	2015	2014
REVENUE:
Rental income	$20,268	$10,613	$39,711	$17,966
Tenant reimbursement income	991	436	1,941	802
Other income	1,553	600	2,860	1,016

Total revenue	22,812	11,649	44,512	19,784
EXPENSES:
Property operating expenses	10,611	5,585	20,749	9,573
General and administrative expenses	423	378	922	546
Asset management fees	1,260	501	2,472	647
Acquisition expenses	168	152	201	514
Depreciation and amortization	5,720	3,232	11,758	5,355

Total expenses	18,182	9,848	36,102	16,635

Operating income	4,630	1,801	8,410	3,149
Interest expense	(4,277)	(1,930)	(8,299)	(3,229)
Interest income	—	1	1	5
Gain (loss) on sale of assets	—	—	—	2,882

Net income (loss):	353	(128)	112	2,807
(Income) loss allocated to noncontrolling interest	(16)	—	(8)	—

Net income (loss) allocable to common shares	$337	$(128)	$104	$2,807

Earnings (loss) per share:
Basic	$0.01	$(0.01)	$0.00	$0.17

Diluted	$0.01	$(0.01)	$0.00	$0.17

Weighted-average shares:
Basic	31,794,822	17,707,287	31,781,718	16,459,623

Diluted	33,066,770	17,707,287	33,060,578	16,484,357

The accompanying notes are an integral part of these consolidated financial statements.

Independence Realty Trust, Inc. and Subsidiaries

Consolidated Statements of Changes in Equity

(Unaudited and dollars in thousands, except share information)

	Common Shares	Par Value Common Shares	Additional Paid In Capital	Retained Earnings (Deficit)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance, January 1, 2015	31,800,076	$318	$267,683	$(16,728)	$251,273	$11,761	$263,034
Net income	—	—	—	104	104	8	112
Common dividends declared	—	—	—	(11,441)	(11,441)	—	(11,441)
Stock compensation expense	—	—	80	—	80	—	80
Common shares issued, net	133,142	—	(197)	—	(197)	—	(197)
Issuance of noncontrolling interests	—	—	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	(458)	(458)

Balance, June 30, 2015	31,933,218	$318	$267,566	$(28,065)	$239,819	$11,311	$251,130

The accompanying notes are an integral part of these consolidated financial statements.

Independence Realty Trust, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited and dollars in thousands)

	For the Six-Month Periods Ended June 30
	2015	2014
Cash flows from operating activities:
Net income	$112	$2,807
Adjustments to reconcile net income to cash flow from operating activities:
Depreciation and amortization	11,758	5,355
Amortization of deferred financing costs and premium on indebtedness, net	(315)	(265)
Stock compensation expense	80	143
(Gain) loss on assets	—	(2,882)
Changes in assets and liabilities:
Accounts receivable and other assets	(332)	(630)
Accounts payable and accrued expenses	2,081	1,455
Accrued interest payable	(19)	(33)
Other liabilities	(49)	(66)

Net cash provided by operating activities	13,316	5,884
Cash flows from investing activities:
Acquisition of real estate properties	(24,746)	(97,913)
Capital expenditures	(3,088)	(1,283)
(Increase) in restricted cash	(1,129)	(1,255)

Cash flow used in investing activities	(28,963)	(100,451)
Cash flows from financing activities:
Debt borrowings	58,275	50,421
Debt repayments	(19,362)	(8,093)
(Payments related to) proceeds from issuance of common stock	(197)	62,799
(Payments) for deferred financing costs	(365)	—
Financing commitment fee	(4,000)	—
Distributions on common stock	(11,441)	(5,827)
Distributions to noncontrolling interests	(458)	(13)

Cash flow provided by financing activities	22,452	99,287

Net change in cash and cash equivalents	6,805	4,720
Cash and cash equivalents, beginning of period	14,763	3,334

Cash and cash equivalents, end of the period	$21,568	$8,054

Supplemental cash flow information:
Cash paid for interest	$8,615	$3,527
Mortgage debt assumed	$—	$66,963

The accompanying notes are an integral part of these consolidated financial statements.

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of June 30, 2015

(Unaudited and dollars in thousands, except share and per share data)

NOTE 1: Organization

Independence Realty Trust, Inc. was formed on March 26, 2009 as a Maryland corporation that has elected to be taxed as a real estate investment trust, or REIT, commencing with the taxable year ended December 31, 2011. We are externally managed by a subsidiary of RAIT Financial Trust, or RAIT, a publicly traded Maryland REIT whose common shares are listed on the New York Stock Exchange under the symbol “RAS.” As used herein, the terms “IRT,” “we,” “our” and “us” refer to Independence Realty Trust, Inc. and, as required by context, Independence Realty Operating Partnership, LP, which we refer to as our operating partnership, and their subsidiaries. We own apartment properties in geographic submarkets that we believe support strong occupancy and have the potential for growth in rental rates. We seek to provide stockholders with attractive risk-adjusted returns, with an emphasis on distributions and capital appreciation. We own substantially all of our assets and conduct our operations through our operating partnership, of which we are the sole general partner.

On May 11, 2015, IRT entered into a definitive merger agreement, or the IRT TSRE merger agreement, to acquire the common stock of Trade Street Residential, Inc., or TSRE, at $7.60 per share (NASDAQ: TSRE). After completing the merger, we will have over $1.4 billion of total capitalization and will own 14,044 units across 50 properties. Please see our Registration Statement on Form S-4 for further information. The merger is expected to close during the third quarter of 2015, subject to customary approvals.

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

d. Investments in Real Estate

Allocation of Purchase Price of Acquired Assets

We account for acquisitions of properties that meet the definition of a business pursuant to Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 805, “Business Combinations”. The fair value of the real estate acquired is allocated to the acquired tangible assets, consisting of land, building and improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases for acquired in-place leases and the value of tenant relationships, based in each case on their fair values. Purchase accounting is applied to assets and liabilities associated with the real estate acquired. Transaction costs and fees incurred related to acquisitions are expensed as incurred. Transaction costs and fees incurred related to the loan financing of an acquisition are capitalized and amortized over the life of the loan.

Upon the acquisition of properties, we estimate the fair value of acquired tangible assets (consisting of land, building and improvements) and identified intangible assets and liabilities (consisting of above and below-market leases, in-place leases and tenant relationships), and assumed debt at the date of acquisition, based on the evaluation of information and estimates available at that date. Based on these estimates, we allocate the initial purchase price to the applicable assets and liabilities. As final information regarding fair value of the assets acquired and liabilities assumed is received and estimates are refined, appropriate adjustments will be made to the purchase price allocation, in no case later than twelve months of the acquisition date. During the three and six month period ended June 30, 2015, we did not make any adjustments to purchase price allocations.

In determining the fair value of the identified intangible assets and liabilities of an acquired property, above-market and below-market in-place lease values are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the differences between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining term of the lease. The capitalized above-market lease values and the capitalized below-market lease values are amortized as an adjustment to rental income over the lease term. During the three and six month period ended June 30, 2015, we acquired above-market in-place leases with a value of $219 related to our acquisition that is discussed further in NOTE 3: Investments in Real Estate.

The aggregate value of in-place leases is determined by evaluating various factors, including an estimate of carrying costs during the expected lease-up periods, current market conditions and similar leases. In estimating carrying costs, management includes real estate taxes, insurance and other operating expenses, and estimates of lost rental revenue during the expected lease-up periods based on current market demand. Management also estimates costs to execute similar leases including leasing commissions, legal and other related costs. The value assigned to this intangible asset is amortized over the assumed lease up period, typically six months. For the three and six-months ended June 30, 2015 we recorded $1,380 and $3,289 of amortization expense for intangible assets, respectively. For the three and six-months ended June 30, 2014 we recorded $1,214 and $1,944 of amortization expense for intangible assets, respectively. As of June 30, 2015, we expect to record additional amortization expense on current in-place lease intangible assets of $182 for the remainder of 2015.

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

Depreciation and Amortization Expense

Depreciation expense for real estate assets is computed using a straight-line method based on a life of 40 years for buildings and improvements and five to ten years for equipment and fixtures. Expenditures for tenant improvements are capitalized and amortized over the initial term of each lease. For the three and six-months ended June 30, 2015 we recorded $4,340 and $8,469 of depreciation expense, respectively. For the three and six-months ended June 30, 2014 we recorded $2,018 and $3,412 of depreciation expense, respectively.

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

FASB ASC Topic 825, “Financial Instruments” requires disclosure of the fair value of financial instruments for which it is practicable to estimate that value. The fair value of mortgage indebtedness is based on a discounted cash flow valuation technique and is classified as a Level 3 fair value measurement within the fair value hierarchy. The carrying value and fair value of mortgage indebtedness as of June 30, 2015 was $442,354 and $446,113, respectively. The carrying value and fair value of mortgage indebtedness as of December 31, 2014 was $400,509 and $411,311, respectively. The fair value of our secured credit facility, cash and cash equivalents and restricted cash approximates cost due to the nature of these instruments.

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

In May 2014, the FASB issued an accounting standard classified under FASB ASC Topic 606, “Revenue from Contracts with Customers”. This accounting standard generally replaces existing guidance by requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This standard is currently effective for annual reporting periods beginning after December 15, 2016. On July 9, 2015, the FASB affirmed its proposal to defer the effective date of this accounting standard by one year. Management is currently evaluating the impact that this standard may have on our consolidated financial statements.

In February 2015, the FASB issued an accounting standard classified under FASB ASC Topic 810, “Consolidation”. This accounting standard amends the consolidation analysis required under GAAP and requires management to reevaluate all previous consolidation conclusions. This standard considers limited partnerships as VIEs, unless the limited partners have either substantive kick-out or participating rights. The presumption that a general partner should consolidate a limited partnership has also been eliminated. The standard amends the effect that fees paid to a decision maker or service provider have on the consolidation analysis, as well as amends how variable interests held by a reporting entity’s related parties affect the consolidation conclusion. This standard also clarifies how to determine whether equity holders as a group have power over an entity. This standard is effective for interim and annual reporting periods beginning after December 15, 2015, with an early adoption permitted. Management is currently evaluating the impact that this standard may have on our consolidated financial statements.

In April 2015, the FASB issued an accounting standard classified under FASB ASC Topic 835, “Interest”. This accounting standard amends existing guidance to change reporting requirements for debt issuance costs by requiring debt issuance costs to be presented on the balance sheet as a direct deduction from the debt liability. This standard is effective for interim and annual reporting periods beginning after December 15, 2015, with an early adoption permitted. Retrospective application to prior periods is required. Management does not expect that this accounting standard will have a significant impact on our consolidated financial statements.

NOTE 3: Investments in Real Estate

As of June 30, 2015, our investments in real estate consisted of 31 apartment properties with 9,055 units (unaudited). The table below summarizes our investments in real estate:

	As of June 30, 2015	As of December 31, 2014	Depreciable Lives (In years)
Land	$115,125	$112,600	—
Building	592,981	570,475	40
Furniture, fixtures and equipment	8,475	6,037	5-10

Total investment in real estate	716,581	689,112
Accumulated depreciation	(31,188)	(23,376)

Investments in real estate, net	$685,393	$665,736

Acquisitions

On May 1, 2015, we acquired a 236-unit (unaudited) apartment residential community located in Indianapolis, Indiana. We acquired the property for an aggregate purchase price of $25,250 exclusive of closing costs. Upon acquisition, we recorded the investment in real estate, including any related working capital and intangible assets, at fair value of $25,250 and did not record a gain.

The following table summarizes the aggregate fair value of the assets and liabilities associated with the property acquired during the six-month period ended June 30, 2015, on the date of acquisition, accounted for under FASB ASC Topic 805.

Description	Fair Value of Assets Acquired During the Six-Month Period Ended June 30, 2015
Assets acquired:
Investments in real estate	$25,031
Other assets	87
Intangible asset	219

Total assets acquired	$25,337
Liabilities assumed:
Loans payable on real estate	$—
Accounts payable and accrued expenses	488
Other liabilities	103

Total liabilities assumed	591

Estimated fair value of net assets acquired	$24,746

The table below presents the revenue, net income and earnings per share effect of the acquired property, as reported in our consolidated financial statements and on a pro forma basis as if the acquisition occurred on January 1, 2014. These pro forma results are not necessarily indicative of the results which actually would have occurred if the acquisition had occurred on the first day of the periods presented, nor does the pro forma financial information purport to represent the results of operations for future periods.

Description	For the Six-Month Period Ended June 30, 2015	For the Six-Month Period Ended June 30, 2014
Total revenue of real estate property acquired, as reported	$597	$—
Net income (loss) allocable to common shares of real estate property acquired, as reported	228	—
Earnings (loss) per share attributable to common shareholders of real estate property acquired
Basic and diluted—as reported	0.01	0.00
Pro forma revenue of real estate property acquired (unaudited)	1,469	1,257
Pro forma net income (loss) allocable to common shares of real estate property acquired (unaudited)	550	424
Earnings (loss) per share attributable to common shareholders of real estate property acquired
Basic and diluted—as pro forma (unaudited)	0.02	0.03

We did not make any purchase price allocation adjustments during the six month period ended June 30, 2015.

NOTE 4: Mortgage Indebtedness

The following table contains summary information concerning the indebtedness that encumbered our properties as of June 30, 2015:

	Outstanding Principal	Carrying Amount	Effective Interest Rate		Maturity Date
Belle Creek Apartments	$10,575	$10,575	2.4	% (1)	April 28, 2021
Berkshire Square Apartments	8,612	8,612	4.4	% (3)	January 1, 2021
Centrepoint Apartments	17,441	17,441	3.7	% (2)	January 1, 2019
Copper Mill Apartments	7,150	7,150	5.7%		May 1, 2021
Crestmont Apartments	6,566	6,566	5.7%		May 1, 2021
Cumberland Glen Apartments	6,712	6,712	5.7%		May 1, 2021
Heritage Trace Apartments	5,350	5,350	5.7%		May 1, 2021
Runaway Bay Apartments	9,935	9,935	3.6%		November 1, 2022
Tresa at Arrowhead	27,500	27,500	2.4	% (1)	April 28, 2021
Reserve at Eagle Ridge	18,850	18,850	4.7%		March 1, 2024
OKC Portfolio	44,408	45,327	2.8	% (5)	April 1, 2016
Kings’ Landing	21,200	21,200	4.0	% (6)	June 1, 2022
Crossings	15,313	15,313	3.9%		June 1, 2024
Carrington Park	14,235	14,235	4.0%		August 1, 2024
Arbors at the Reservoir	13,150	13,150	4.0%		August 1, 2024
Walnut Hill	18,650	18,650	3.4%		October 1, 2021
Lenoxplace	15,991	15,991	3.7%		November 1, 2021
Bennington Pond	11,375	11,375	3.7%		December 1, 2024
Stonebridge Crossing	19,370	19,370	3.4%		January 1, 2022
Prospect Park	9,230	9,230	3.6%		January 1, 2025
Brookside	13,455	13,455	3.6%		January 1, 2025
Jamestown	22,880	22,880	3.6%		January 1, 2025
Meadows	24,245	24,245	3.6%		January 1, 2025
Oxmoor	35,815	35,815	3.6%		January 1, 2025
Iron Rock Ranch	22,900	22,900	3.4%		February 1, 2025
Stonebridge at the Ranch	20,527	20,527	3.2%		May 1,2025

Total mortgage debt/Weighted- Average	$441,435	$442,354	3.6%
Secured Credit Facility	14,848	14,848	2.7	% (4)	October 25, 2016

Total indebtedness/Weighted-Average	$456,283	$457,202	3.6%

(1)	Floating rate at 225 basis points over the 30-day London Interbank Offered Rate, or LIBOR. As of June 30, 2015, 30-day LIBOR was 0.19%. Interest only payments are due monthly. These mortgages are held by RAIT.
(2)	Fixed rate. Interest only payments are due monthly. Beginning February 1, 2015, principal and interest payments are required based on a 30-year amortization schedule.
(3)	Fixed rate. Interest only payments are due monthly. Beginning February 1, 2016, principal and interest payments are required based on a 30-year amortization schedule.
(4)	Floating rate at 250 basis points over 30-day LIBOR. As of June 30, 2015 30-day LIBOR was 0.19%. Interest only payments are due monthly. As of June 30, 2015 we were in compliance with all financial covenants contained in the secured credit facility.
(5)	Contractual interest rate is 5.6%. The debt was assumed and recorded at a premium that will be amortized to interest expense over the remaining term. Principal and interest payments are required based on a 30-year amortization schedule.
(6)	Fixed rate. Interest only payments are due monthly. Beginning June 1, 2017, principal and interest payments are required based on a 30-year amortization schedule.

As of June 30, 2015 we were in compliance with all financial covenants contained in our indebtedness.

The following table contains summary information concerning the indebtedness that encumbered our properties as of December 31, 2014:

	Outstanding Principal	Carrying Amount	Effective Interest Rate		Maturity Date
Belle Creek Apartments	$10,575	$10,575	2.4	%(1)	April 28, 2021
Berkshire Square Apartments	8,612	8,612	4.4	%(3)	January 1, 2021
Centrepoint Apartments	17,600	17,600	3.7	%(2)	January 1, 2019
Copper Mill Apartments	7,200	7,200	5.7%		May 1, 2021
Crestmont Apartments	6,612	6,612	5.7%		May 1, 2021
Cumberland Glen Apartments	6,759	6,759	5.7%		May 1, 2021
Heritage Trace Apartments	5,388	5,388	5.7%		May 1, 2021
Runaway Bay Apartments	10,033	10,033	3.6%		November 1, 2022
Tresa at Arrowhead	27,500	27,500	2.4	%(1)	April 28, 2021
Reserve at Eagle Ridge	18,850	18,850	4.7%		March 1, 2024
OKC Portfolio	44,939	46,471	2.8	%(5)	April 1, 2016
Kings’ Landing	21,200	21,200	4.0	%(6)	June 1, 2022
Crossings	15,313	15,313	3.9%		June 1, 2024
Carrington Park	14,235	14,235	4.0%		August 1, 2024
Arbors at the Reservoir	13,150	13,150	4.0%		August 1, 2024
Walnut Hill	18,650	18,650	3.4%		October 1, 2021
Lenoxplace	15,991	15,991	3.7%		November 1, 2021
Bennington Pond	11,375	11,375	3.7%		December 1, 2024
Stonebridge Crossing	19,370	19,370	3.4%		January 1, 2022
Prospect Park	9,230	9,230	3.6%		January 1, 2025
Brookside	13,455	13,455	3.6%		January 1, 2025
Jamestown	22,880	22,880	3.6%		January 1, 2025
Meadows	24,245	24,245	3.6%		January 1, 2025
Oxmoor	35,815	35,815	3.6%		January 1, 2025

Total mortgage debt/Weighted-Average	$398,977	$400,509	3.6%
Secured Credit Facility	18,392	18,392	2.7	%(4)	October 25, 2016

Total indebtedness /Weighted-Average	$417,369	$418,901	3.6%

(1)	Floating rate at 225 basis points over 30-day LIBOR. As of December 31, 2014, 30-day LIBOR was 0.17%. Interest only payments are due monthly. These mortgages are held by RAIT.
(2)	Fixed rate. Interest only payments are due monthly. Beginning February 1, 2015, principal and interest payments are required based on a 30-year amortization schedule.
(3)	Fixed rate. Interest only payments are due monthly. Beginning February 1, 2016, principal and interest payments are required based on a 30-year amortization schedule.
(4)	Floating rate at 250 basis points over 30-day LIBOR. As of December 31, 2014, 30-day LIBOR was 0.17%. Interest only payments are due monthly.
(5)	Contractual interest rate is 5.6%. The debt was assumed and recorded at a premium that will be amortized to interest expense over the remaining term. Principal and interest payments are required based on a 30-year amortization schedule.
(6)	Fixed rate. Interest only payments are due monthly. Beginning June 1, 2017, principal and interest payments are required based on a 30-year amortization schedule.

As of December 31, 2014 we were in compliance with all financial covenants contained in our indebtedness.

The weighted average effective interest rate of our mortgage indebtedness was 3.6% as of June 30, 2015. As of June 30, 2015, RAIT held $38,075 of our mortgage debt while $403,360 was held by third parties. As of December 31, 2014, RAIT held $38,075 of our mortgage debt while $360,902 was held by third parties. For the three and six-month period ended June 30, 2015, we paid approximately $241 and $479 respectively, of interest to RAIT. For the three and six-month period ended June 30, 2014, we paid approximately $241 and $479 respectively, of interest to RAIT.

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

Secured Credit Facility

During the three- and six-months ended June 30, 2015, we repaid $0 and $18,392, respectively, against our secured credit facility with The Huntington National Bank. During the three- and six-months ended June 30, 2015, we borrowed $14,848 against this facility. As of June 30, 2015, there was $15,152 of availability under this facility.

NOTE 5: Stockholder Equity and NonControlling Interests

Stockholder Equity

Common Shares

On January 19, 2015, our board of directors declared the following dividends:

Month	Record Date	Payment Date	Dividend Declared Per Share
January 2015	January 30, 2015	February 17, 2015	$0.06
February 2015	February 27, 2015	March 16, 2015	$0.06
March 2015	March 31, 2015	April 15, 2015	$0.06

On April 13, 2015, our board of directors declared the following dividends:

Month	Record Date	Payment Date	Dividend Declared Per Share
April 2015	April 30, 2015	May 15, 2015	$0.06
May 2015	May 29, 2015	June 15, 2015	$0.06
June 2015	June 30, 2015	July 15, 2015	$0.06

On July 1, 2015 our board of directors declared the following dividends:

Month	Record Date	Payment Date	Dividend Declared Per Share
July 2015	July 31, 2015	August 17, 2015	$0.06
August 2015	August 31, 2015	September 15, 2015	$0.06
September 2015	September 30, 2015	October 15, 2015	$0.06

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

Under the director plan, which operates as a sub-plan of our incentive plan, each of our independent directors will receive 3,000 shares of common stock annually. In addition, our independent directors may elect to receive their annual cash fee in the form of our common shares or a combination of common shares and cash. On May 14, 2015, our compensation committee made a stock grant under the director plan so that our independence directors received 12,000 shares of our common stock, in the aggregate valued at $107 using our closing stock price of $8.89. These awards vested immediately.

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

Pursuant to the terms of the amended advisory agreement, our advisor is compensated as follows:

•	Quarterly base management fee of 0.1875% of average gross real estate assets as of the last day of such quarter. Average gross real estate assets means the average of the aggregate book value of our real estate assets before reserves for depreciation or other similar noncash reserves and excluding the book values attributable to the eight properties that were acquired prior to August 16, 2013. We compute average gross real estate assets by taking the average of these book values at the end of each month during the quarter for which we are calculating the fee. The fee is payable quarterly in an amount equal to 0.1875% of average gross real estate assets as of the last day of such quarter. For the three and six-month periods ended June 30, 2015, our advisor earned $1,046 and $2,047 of base management fees, respectively. For the three and six-month periods ended June 30, 2014, our advisor earned $347 and $493 of base management fees, respectively.

•	We pay our advisor an incentive fee based on our pre-incentive fee core funds from operations, or Core FFO, a non-GAAP measure, as defined in the advisory agreement. The incentive fee is computed at the end of each fiscal quarter as follows:

•	no incentive fee in any fiscal quarter in which our pre-incentive fee Core FFO does not exceed the hurdle rate of 1.75% (7% annualized) of the cumulative gross amount of equity capital we have obtained; and

•	20% of the amount of our pre-incentive fee Core FFO that exceeds 1.75% (7% annualized) of the cumulative gross proceeds from the issuance of equity securities we have obtained.

•	For the three and six-month periods ended June 30, 2015, our advisor earned $214 and $425 of incentive fees, respectively. For the three and six-month periods ended June 30, 2014, our advisor earned $154 and $154 of incentive fees. These fees are included within asset management fees in our consolidated statements of operations.

As of June 30, 2015 and December 31, 2014 we had liabilities payable to our advisor for base management fees and incentive fees of $1,260 and $644, respectively, which is included in accounts payable and accrued expenses in the accompanying consolidated balance sheets.

Property Management Fees Paid to Our Property Manager

We have entered into property management agreements with RAIT Residential, or our property manager, which is majority owned by RAIT, with respect to each of our properties. Pursuant to the property management agreements, we pay our property manager property management and leasing fees on a monthly basis of an amount up to 4.0% of the gross revenues from the property for each month. Additionally, we may pay our property manager a separate fee for the one-time initial rent-up or leasing-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s length transactions by others rendering similar services in the same geographic area for similar properties as determined by a survey of brokers and agents in such area. Each management agreement has an initial one year term, subject to automatic one-year renewals unless either party gives prior notice of its desire to terminate the management agreement. For the three and six-month periods ended June 30, 2015 our property manager earned $764 and $1,519, respectively, of property management and leasing fees. For the three and six-month periods ended June 30, 2014 our property manager earned $411 and $732, respectively, of property management and leasing fees. As of June 30, 2015 and December 31, 2014, we had liabilities payable to our property manager for property management and leasing fees of $262 and $205, respectively, which is included in accounts payable and accrued expenses in the accompanying consolidated balance sheets.

NOTE 8: Earnings (Loss) Per Share

The following table presents a reconciliation of basic and diluted earnings (loss) per share for the three and six-month periods ended June 30, 2015 and 2014:

	For the Three-Month Periods Ended June 30		For the Six-Month Periods Ended June 30
	2015	2014	2015	2014
Net Income (loss)	$353	$(128)	$112	$2,807
(Income) loss allocated to non-controlling interests	(16)	—	(8)	—

Net Income (loss) allocable to common shares	$337	$(128)	$104	$2,807

Weighted-average shares outstanding—Basic	31,794,822	17,707,287	31,781,718	16,459,623
Weighted-average shares outstanding—Diluted	33,066,770	17,707,287	33,060,578	16,484,357

Earnings (loss) per share—Basic	$0.01	$(0.01)	$0.00	$0.17

Earnings (loss) per share—Diluted	$0.01	$(0.01)	$0.00	$0.17

Certain stock appreciation rights, or SARs, and unvested shares were excluded from the earnings (loss) per share computation because their effect would have been anti-dilutive, totaling 0 and 25,989 for the three and six-month period ended June 30, 2015, and 47,353 for the three-month period ended June 30, 2014.

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

Other Matters

To the extent that a natural disaster or similar event occurs with more than a remote risk of having a material impact on the consolidated financial statements, we will disclose the estimated range of possible outcomes, and, if an outcome is probable, accrue an appropriate liability.

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

Overview

We are a Maryland corporation that owns apartment properties in geographic submarkets that we believe support strong occupancy and have the potential for growth in rental rates. We seek to provide stockholders with attractive risk-adjusted returns, with an emphasis on distributions and capital appreciation. We are externally advised by a wholly-owned subsidiary of RAIT Financial Trust, or RAIT (NYSE: RAS), a multi-strategy commercial real estate company organized as an internally managed REIT with approximately $4.8 billion of assets under management as of June 30, 2015. RAIT invests primarily in commercial mortgages and, to a lesser extent, apartment properties. RAIT owned 22.8% of our outstanding common shares as of June 30, 2015. As of August 7, 2015 RAIT owns 22.8% of our outstanding common shares. We elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, or the Code, commencing with our taxable year ended December 31, 2011.

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

In the three- and six-month periods ended June 30, 2015, we focused on absorbing the growth we experienced during 2014 and acquired one new property. During the three-month period ended June 30, 2015, revenue increased $11.2 million as compared to last year. This increase was primarily due to $9.9 million of revenue associated with properties that we acquired since June 30, 2014. During the six-month period June 30, 2015, revenue increased $24.7 million as compared to last year. This increase was primarily due to $19.1 million of revenue associated with properties that we acquired since June 30, 2014.

On a same-store basis, rental revenue was up this quarter as compared to second quarter last year, as rental rates increased 5% on average across the same-store portfolio. Our net operating income margin for the portfolio was 53% this quarter, compared to 52% during the second quarter of last year, as we continue to scale our platform and improve operating efficiencies. From a same-store perspective, net operating income increased 6.5% year-to-year.

As of June 30, 2015, our weighted average effective interest cost was 3.6% and our consolidated leverage was 61.9% at June 30, 2015. We ended this quarter with $717 million of gross investments in real estate, representing 9,055 units and $457 million of debt.

Acquisition of Trade Street Residential, Inc.

On May 11, 2015, IRT entered into a definitive merger agreement, or the IRT TSRE merger agreement, to acquire the common stock of Trade Street Residential, Inc., or TSRE. We believe that, upon completion of the merger, or the IRT TSRE merger, we will have over $1.4 billion of total capitalization with 50 properties with 14,044 units with enhanced scale, improved portfolio quality, accelerated market penetration and immediate financial benefit for us. For further description of the IRT TSRE merger and related matters, see Exhibit 99.1 to this report, or the IRT TSRE merger exhibit, which is incorporated herein by reference.

Key Statistics

(Unaudited and dollars in thousands, except per share and per unit information)

	As of or For the Three-Month Periods Ended
	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014
Financial Statistics:
Total revenue	$22,812	$21,700	$16,362	$13,057	$11,649
Earnings (loss) per share-diluted	$0.01	$(0.01)	$0.01	—	$(0.01)
Funds from Operations (“FFO”) per share	$0.18	$0.18	$0.14	$0.14	$0.18
Core funds from operations (“CFFO”) per share	$0.19	$0.19	$0.17	$0.17	$0.19
Dividends declared per common share	$0.18	$0.18	$0.18	$0.18	$0.18
Weighted average shares outstanding - diluted	33,066,770	31,768,468	28,578,949	24,011,540	17,707,287
Apartment Property Portfolio:
Reported investments in real estate at cost	$716,581	$689,867	$689,112	$444,050	$362,323
Net operating income	$12,201	$11,562	$8,660	$6,905	$6,064
Number of properties owned	31	30	30	22	19
Multifamily units owned	9,055	8,819	8,819	6,470	5,342
Portfolio weighted average occupancy	92.5%	94.0%	92.7%	92.6%	93.1%
Weighted average monthly effective rent per unit (1)	$840	$824	$789	$789	$765

(1)	Weighted average monthly effective rent per occupied unit represents the average monthly rent collected for all occupied units after giving effect to tenant concessions. We do not report average effective rent per unit in the month of acquisition as it is not representative of a full month of operations. Same Store weighted average effective rent per unit was $787, $772, $766, $762, and $753 for the periods presented above, respectively. Same Store is defined as properties in the portfolio as of March 31, 2014 through June 30, 2015.

Our Properties

The following table presents an overview of our portfolio as of June 30, 2015.

Property Name	Location	Acquisition Date	Year Built or Renovated(1)	Units(2)		Physical Occupancy(3)		Average Monthly Effective Rent per Occupied Unit(4)
Belle Creek	Henderson, Colorado	4/29/2011	2011	162	(5)	92.6	%(5)	$1,107
Copper Mill	Austin, Texas	4/29/2011	2010	320		97.5%		853
Crestmont	Marietta, Georgia	4/29/2011	2010	228		92.5%		782
Cumberland Glen	Smyrna, Georgia	4/29/2011	2010	222		95.9%		746
Heritage Trace	Newport News, Virginia	4/29/2011	2010	200		87.5%		683
Tresa at Arrowhead	Phoenix, Arizona	4/29/2011	2006	360		94.2%		863
Centrepoint	Tucson, Arizona	12/16/2011	2006	320		97.2%		839
Runaway Bay	Indianapolis, Indiana	10/11/2012	2002	192		93.2%		950
Berkshire Square	Indianapolis, Indiana	9/19/2013	2012	354		90.2%		602
The Crossings	Jackson, Mississippi	11/22/2013	2012	432		91.0%		793
Reserve at Eagle Ridge	Waukegan, Illinois	1/31/2014	2008	370		94.9%		941
Windrush	Edmond, Oklahoma	2/28/2014	2011	160		83.8%		811
Heritage Park	Oklahoma City, Oklahoma	2/28/2014	2011	453		87.2%		719
Raindance	Oklahoma City, Oklahoma	2/28/2014	2011	504		92.5%		548
Augusta	Oklahoma City, Oklahoma	2/28/2014	2011	197		93.4%		724
Invitational	Oklahoma City, Oklahoma	2/28/2014	2011	344		89.5%		667
King’s Landing	Creve Coeur, Missouri	3/31/2014	2005	152		94.7%		1,363
Carrington Park	Little Rock, Arkansas	5/07/2014	1999	202		89.6%		1,019
Arbors at the Reservoir	Ridgeland, Mississippi	6/04/2014	2000	170		94.7%		1,100
Walnut Hill	Cordova, Tennessee	8/28/2014	2001	360		92.8%		896
Lenoxplace	Raleigh, North Carolina	9/05/2014	2012	268		93.7%		842
Stonebridge	Cordova, Tennessee	9/15/2014	1994	500		91.8%		750
Bennington Pond	Groveport, Ohio	11/24/2014	2000	240		97.5%		793
Prospect Park	Louisville, Kentucky	12/8/2014	1990	138		94.2%		862
Brookside	Louisville, Kentucky	12/8/2014	1987	224		96.0%		775
Jamestown	Louisville, Kentucky	12/8/2014	1970	355		95.8%		982
Meadows	Louisville, Kentucky	12/8/2014	1988	400		94.5%		778
Oxmoor	Louisville, Kentucky	12/8/2014	1999-2000	432		94.0%		964
Stonebridge at the Ranch	Little Rock, Arkansas	12/16/2014	2005	260		90.0%		908
Iron Rock Ranch	Austin, Texas	12/30/2014	2001-2002	300		96.0%		1,169
Bayview Club(7)	Indianapolis, Indiana	5/1/2015	2004	236		76.3	%(6)	999

Total/Weighted Average				9,055		92.5%		$840

(1)	All dates are for the year in which a significant renovation program was completed, except for Runaway Bay, Arbors at the Reservoir, King’s Landing, Walnut Hill and Stonebridge which is the year construction was completed.
(2)	Units represents the total number of apartment units available for rent at June 30, 2015.
(3)	Physical occupancy for each of our properties is calculated as (i) total units rented as of June 30, 2015 divided by (ii) total units available as of June 30, 2015, expressed as a percentage.
(4)	Average monthly effective rent per occupied unit represents the average monthly rent for all occupied units for the three-month period ended June 30, 2015.
(5)	Includes 6,256 square feet of retail space in six units, of which 1,010 square feet of space is occupied by RAIT Residential for use as the leasing office. The remaining 5,246 square feet of space is 100% occupied by five tenants with an average monthly base rent of $1,403, or $16 per square foot per year. These five tenants are principally engaged in the following businesses: grocery, retail and various retail services.
(6)	The previous management entered into a corporate lease program at the local hospital in 2010, whereby 29 units, or 12% of the property, had below market rents. Prior to closing we came to terms with the hospital to terminate this contract.
(7)	We acquired Bayview Club for a purchase price of $25.3 million, exclusive of closing costs.

Non-GAAP Financial Measures

Funds from Operations and Core Funds from Operations

We believe that FFO and Core FFO, each of which is a non-GAAP financial measure, are additional appropriate measures of the operating performance of a REIT and us in particular. We compute FFO in accordance with the standards established by the National Association of Real Estate Investment Trusts, or NAREIT, as net income or loss allocated to common shares (computed in accordance with accounting principles generally accepted in the United States, or GAAP), excluding real estate-related depreciation and amortization expense, gains or losses on sales of real estate and the cumulative effect of changes in accounting principles.

Core FFO is a computation made by analysts and investors to measure a real estate company’s operating performance by removing the effect of items that do not reflect ongoing property operations, including acquisition expenses, expensed costs related to the issuance of shares of our common stock, gains or losses on real estate transactions and equity-based compensation expenses, from the determination of FFO. We incur acquisition expenses in connection with acquisitions of real estate properties and expense those costs when incurred in accordance with GAAP. As these expenses are one-time and reflective of investing activities rather than operating performance, we add back these costs to FFO in determining Core FFO.

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

Set forth below is a reconciliation of net income (loss) to FFO and Core FFO for the three and six-months ended June 30, 2015 and 2014 (in thousands, except share and per share information):

	For the Three-Month Period Ended June 30, 2015		For the Three-Month Period Ended June 30, 2014
	Amount	Per Share (1)	Amount	Per Share (2)
Funds From Operations:
Net income (loss)	$353	$0.01	$(128)	$(0.01)
Adjustments:
Real estate depreciation and amortization	5,720	0.17	3,232	0.19

Funds From Operations	$6,073	$0.18	$3,104	$0.18

Core Funds From Operations:
Funds From Operations	$6,073	$0.18	$3,104	$0.18
Adjustments:
Equity based compensation	10	0.00	112	0.00
Acquisition fees and expenses	168	0.01	152	0.01

Core Funds From Operations	$6,251	$0.19	$3,368	$0.19

	For the Six-Month Period Ended June 30, 2015		For the Six-Month Period Ended June 30, 2014
	Amount	Per Share (1)	Amount	Per Share (2)
Funds From Operations:
Net income (loss)	$112	$0.00	$2,807	$0.17
Adjustments:
Real estate depreciation and amortization	11,758	0.36	5,355	0.32

Funds From Operations	$11,870	$0.36	$8,162	$0.49

Core Funds From Operations:
Funds From Operations	$11,870	$0.36	$8,162	$0.49
Adjustments:
Acquisition fees and expenses	201	0.01	514	0.03
Equity based compensation	80	0.00	142	0.01
(Gains) losses on assets	—	—	(2,882)	(0.17)

Core Funds From Operations	$12,151	$0.37	$5,936	$0.36

(1)	Based on 33,066,770 and 33,060,578 weighted-average shares outstanding-diluted for the three and six-month periods ended June 30, 2015.
(2)	Based on 17,707,287 and 16,484,357 weighted-average shares outstanding-diluted for the three and six-month periods ended June 30, 2014.

Results of Operations

Three-Month Period Ended June 30, 2015 Compared to the Three-Month Period Ended June 30, 2014

Revenue

Rental income. Rental revenue increased $9.7 million to $20.3 million for the three-month period ended June 30, 2015 from $10.6 million for the three-month period ended June 30, 2014. The increase is attributable to $8.7 million of rental income from 12 new properties acquired since June 30, 2014, $0.6 million from two properties acquired during the three-month period ended June 30, 2014 present for a full quarter of operations in 2015 and $0.4 million from improved occupancy and rental rates in 2015 as compared to 2014 in our other properties.

Tenant reimbursement income. Reimbursement income increased $0.6 million to $1.0 million for the three-month period ended June 30, 2015 from $0.4 million for the three-month period ended June 30, 2014. The increase is primarily attributable to $0.5 million of reimbursement income from 12 new properties acquired since June 30, 2014.

Other income. Other income increased $1.0 million to $1.6 million for the three-month period ended June 30, 2015 from $0.6 million for the three-month period ended June 30, 2014. The increase is primarily attributable to $0.7 million of other income from 12 new properties acquired since June 30, 2014, and $0.1 million from two properties acquired during the three-month period ended June 30, 2014 present for a full quarter of operations in 2015.

Expenses

Property operating expenses. Property operating expenses increased $5.0 million to $10.6 million for the three-month period ended June 30, 2015 from $5.6 million for the three-month period ended June 30, 2014. The increase is attributable to $4.5 million of real estate operating expense from 12 new properties acquired since June 30, 2014 and $0.3 million from two properties acquired during the three-month period ended June 30, 2014 present for a full quarter of operations in 2015.

General and administrative expense. General and administrative expense remained consistent at $0.4 million for the three-month periods ended June, 30 2015 and 2014.

Asset management fees. Asset management fee expense increased $0.8 million to $1.3 million for the three-month period ended June 30, 2015 from $0.5 million for the three-month period ended June 30, 2014. The increase is attributable to 12 new properties acquired since June 30, 2014 and $0.1 million from an increase in the incentive fee paid to our advisor.

Acquisition expenses. Acquisition expenses remained consistent at $0.2 million for the three-month periods ended June, 30 2015 and 2014.

Depreciation and amortization. Depreciation and amortization expense increased $2.5 million to $5.7 million for the three-month period ended June 30, 2015 from $3.2 million for the three-month period ended June 30, 2014. The increase is attributable to $3.3 million of depreciation expense from 12 new properties acquired since June 30, 2014 and $0.2 million from two properties acquired during the three-month period ended June 30, 2014 present for a full quarter of operations in 2015. The increase was partially offset by a decrease in amortization expense related to intangible assets from properties acquired in 2014 that have become fully amortized.

Interest expense. Interest expense increased $2.4 million to $4.3 million for the three-month period ended June 30, 2015 from $1.9 million for the three-month period ended June 30, 2014. The increase is due to the $241.8 million of first mortgages obtained in relation to 12 property acquisitions since June 30, 2014 and the two properties acquired during the three-month period ended June 30, 2014.

Six-Month Period Ended June 30, 2015 Compared to the Six-Month Period Ended June 30, 2014

Revenue

Rental income. Rental revenue increased $21.7 million to $39.7 million for the six-month period ended June 30, 2015 from $18.0 million for the six-month period ended June 30, 2014. The increase is attributable to $16.9 million of rental income from 12 new properties acquired since June 30, 2014, $4.6 million from nine properties acquired during the six-month period ended June 30, 2014 present for a full two quarters of operations in 2015 and $0.2 million from improved occupancy and rental rates in 2015 as compared to 2014 in our other properties.

Tenant reimbursement income. Reimbursement income increased $1.1 million to $1.9 million for the six-month period ended June 30, 2015 from $0.8 million for the six-month period ended June 30, 2014. The increase is primarily attributable to $0.9 million of reimbursement income from 12 new properties acquired since June 30, 2014 and $0.2 million from nine properties acquired during the six-month period ended June 30, 2014 present for a full two quarters of operations in 2015.

Other income. Other income increased $1.9 million to $2.9 million for the six-month period ended June 30, 2015 from $1.0 million for the six-month period ended June 30, 2014. The increase is primarily attributable to $1.3 million of reimbursement income from 12 new properties acquired since June 30, 2014 and $0.4 million from nine properties acquired during the six-month period ended June 30, 2014 present for a full two quarters of operations in 2015.

Expenses

Property operating expenses. Property operating expenses increased $11.1 million to $20.7 million for the six-month period ended June 30, 2015 from $9.6 million for the six-month period ended June 30, 2014. The increase is attributable to $8.8 million of real estate operating expense from 12 new properties acquired since June 30, 2014 and $2.2 million from nine properties acquired during the six-month period ended June 30, 2014 present for a full two quarters of operations in 2015.

General and administrative expense. General and administrative expense increased $0.4 million to $0.9 million for the six-month period ended June 30, 2015 from $0.5 million for the six-month period ended June 30, 2014. This increase was primarily attributable to an increase in professional service fees for the six-month period June 30, 2015 as compared to the same period in 2014.

Asset management fees. Asset management fee expense increased $1.9 million to $2.5 million for the six-month period ended June 30, 2015 from $0.6 million for the six-month period ended June 30, 2014. The increase is attributable to 12 new properties acquired since June 30, 2014 and $0.3 million from an increase in the incentive fee paid to our advisor.

Acquisition expenses. Acquisition expenses decreased $0.3 million to $0.2 million for the six-month period ended June 30, 2015 from $0.5 million for the six-month period ended June 30, 2014. During the six-month period ended June 30, 2015, these expenses were incurred in connection with the acquisition of one property. During the six-month period ended June 30, 2014, these expenses were incurred in connection with the acquisition of nine properties.

Depreciation and amortization. Depreciation and amortization expense increased $6.4 million to $11.8 million for the six-month period ended June 30, 2015 from $5.4 million for the six-month period ended June 30, 2014. The increase is attributable to $7.1 million of depreciation expense from 12 new properties acquired since June 30, 2014. The increase was partially offset by a decrease in amortization expense related to intangible assets that have become fully amortized.

Interest expense. Interest expense increased $5.1 million to $8.3 million for the six-month period ended June 30, 2015 from $3.2 million for the six-month period ended June 30, 2014. The increase is due to the $342.5 million of first mortgages obtained in relation to 20 property acquisitions during the year ended December 31, 2014 (two mortgages of which closed in 2015) and financing on our secured credit facility on one property acquired during the six-month period ended June 30, 2015.

Gains (losses) on assets. During the six-month period ended June 30, 2014, gains (losses) on assets was due to the acquisition of five apartment properties in Oklahoma as the fair value of the properties acquired and debt assumed exceeded the purchase price and the outstanding unpaid principal balance of the debt assumed.

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain investments, pay distributions and other general business needs.

We believe our available cash balances, and other financing arrangements and cash flows from operations will be sufficient to fund our liquidity requirements with respect to our existing portfolio for the next 12 months. We expect that the completion of the IRT TSRE merger will have a significant impact on our future liquidity and capital resources. For a discussion of how we expect the IRT TSRE merger to affect our liquidity and capital resources, our financing plans for the IRT TSRE merger, the impact we expect the IRT TSRE merger to have on our leverage and related matters, see the IRT TSRE merger exhibit. In general, we expect that our income and expenses related to our portfolio will increase in future periods as a result of anticipated future acquisitions of real estate. Should our liquidity needs exceed our available sources of liquidity, we believe that we could sell assets to raise additional cash. We may not be able to obtain additional financing when we desire to do so or on terms and conditions acceptable to us. If we fail to obtain additional financing, our ability to maintain or grow our business will be constrained.

Our primary cash requirements are to:

•	make investments and fund the associated costs;

•	repay our indebtedness;

•	pay our operating expenses, including fees paid to our advisor and our property manager; and

•	distribute a minimum of 90% of our REIT taxable income (determined without regard to the deduction for dividends paid and excluding net capital gain) and to make investments in a manner that enables us to maintain our qualification as a REIT.

We intend to meet these liquidity requirements primarily through:

•	the use of our cash and cash equivalent balance of $21.6 million as of June 30, 2015;

•	cash generated from operating activities;

•	if required, proceeds from future borrowings and offerings.

We will seek to enhance our growth through the use of prudent amounts of leverage. In general, we intend to limit our aggregate leverage to 65% of the combined initial purchase price of all of our real estate properties, though we expect to exceed that limit in connection with the IRT TSRE merger and then reduce it over time. See the IRT TSRE merger exhibit for further information. However, we are not subject to any limitations on the amount of leverage we may use, and, accordingly, the amount of leverage we use may be significantly less or greater than we currently anticipate. By operating on a leveraged basis, we expect to have more funds available for property acquisitions and other purposes, which we believe will allow us to acquire more properties than would otherwise be possible, resulting in a larger and more diversified portfolio. We may employ greater leverage in order to more quickly build a diversified portfolio of assets.

Cash Flows

As of June 30, 2015 and 2014, we maintained cash and cash equivalents of approximately $21.6 million and $8.1 million, respectively. Our cash and cash equivalents were generated from the following activities (dollars in thousands):

	For the Six-Month Periods Ended June 30
	2015	2014
Cash flow provided by operating activities	$13,316	$5,884
Cash flow used in investing activities	(28,963)	(100,451)
Cash flow provided by financing activities	22,452	99,287

Net change in cash and cash equivalents	6,805	4,720
Cash and cash equivalents at beginning of period	14,763	3,334

Cash and cash equivalents at end of period	$21,568	$8,054

Our increased cash inflow from operating activities during the six-month period ended June 30, 2015 is primarily due to the operations of 20 property acquisitions during the year ended December 31, 2014 and one additional property acquired during the six-month period ended June 30, 2015.

Our decreased cash outflow from investing activities during the six-month period ended June 30, 2015 is primarily due to one property acquisition during the six-month period ended 2015 as compared to nine property acquisitions during the six-month period ended 2014.

Our decreased cash inflow from financing activities during the six-month period ended June 30, 2015 is primarily due to financing two property acquisitions during the six-month period ended 2015 as compared to financing nine property acquisitions during the six-month period ended 2014.

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

There have been no material changes in quantitative and qualitative market risks during the three months ended June 30, 2015 from the disclosures included in our Annual Report on Form 10-K for the year ended December 31, 2014. Reference is made to Item 7A included in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Under the supervision of our chief executive officer and chief financial officer and with the participation of our disclosure committee, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon a previously identified material weakness in our internal control over financial reporting as of December 31, 2014, related to the lack of sufficient qualified resources to ensure appropriate design and operating effectiveness of our reconciliation and management review controls and controls over accounting estimates, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective at June 30, 2015.

Management is in the process of remediating the material weakness described above. Management is enhancing its reconciliation controls, management review controls, and controls over accounting estimates by (i) supplementing its resources, (ii) upgrading its outsourced internal audit function, (iii) designing and documenting additional management review controls, and (iv) providing additional training to effectively perform reconciliation controls, management review controls and controls over accounting estimates.

As our manager and advisor adds resources, we also plan to make organizational changes in order to strengthen and improve our internal control over financial reporting.

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

Changes in Internal Control Over Financial Reporting

Except as otherwise stated above, there were no changes in our internal control over financial reporting or in other factors during the quarter ended June 30, 2015, that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

There have not been any material changes from the risk factors previously disclosed in Item 1A—“Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, except for the risk factors included in the IRT TSRE exhibit.

Item 2.	Unregistered Sales of Equity Securities and use of proceeds.

(a) We have previously disclosed four “UPREIT” transactions completed in May 2014, August 2014, November 2014 and December 2014 wherein our operating partnership, Independence Realty Operating Partnership, LP, or IROP, issued, in the aggregate, 1,282,450 common units, or units, to unaffiliated entities or persons in order to acquire properties. As previously disclosed, these units are subject to exchange agreements containing the terms and conditions under which the units could be exchanged for cash in an amount equal to the value of an equivalent number of shares of our common stock as of the date the IROP receives contributor’s notice of its desire to exchange or, at IROP’s option, for the equivalent number of shares of our common stock. The first exchanges of these units occurred May 1, 2015. As of May 1, 2015, IROP exchanged 26,467 units for the equivalent number of shares of our common stock. As of August 1, 2015, an additional 26,466 units were exchanged. After giving effect to these exchanges, 1,229,517 of the units issued in UPREIT transactions remain outstanding. The issuance of the shares of our common stock in these exchanges was exempt from registration pursuant to Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D; all of the persons receiving such shares were accredited investors.

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

Independence Realty Trust, Inc.

Date: August 7, 2015	By:	/S/ SCOTT F. SCHAEFFER
Scott F. Schaeffer

Chairman of the Board and Chief Executive Officer

(Principal Executive Officer)

Date: August 7, 2015	By:	/S/ JAMES J. SEBRA
James J. Sebra

Chief Financial Officer and Treasurer

(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit	Description

2.1	Agreement and Plan of Merger, dated as of May 11, 2015, by and among Independence Realty Trust, Inc., Independence Realty Operating Partnership, LP, Adventure Merger Sub LLC, IRT Limited Partner, LLC, Trade Street Residential, Inc. and Trade Street Operating Partnership, LP, incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on May 12, 2015 (the “5/12/15 Form 8-K”).

3.1	Articles of Restatement of Independence Realty Trust, Inc. (the “Company”), dated as of August 20, 2013, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 20, 2013.

3.2	Second Amended and Restated Bylaws of the Company, incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 (the “2013 Q1 10-Q”).

4.1.1	Fourth Amended and Restated Agreement of Limited Partnership of Independence Realty Operating Partnership, LP, dated as of May 7, 2013 (the “IROP LP Agreement”), incorporated by reference to Exhibit 4.1 to the 2013 Q1 10-Q.

4.1.2	Form of Exchange Rights Agreement for Partnership Units, incorporated by reference to Exhibit C of Exhibit 4.1.1 hereto.

4.1.3	First Amendment, dated as of August 20, 2013, to Fourth Amended and Restated Agreement of Limited Partnership of Independence Realty Operating Partnership, LP, dated as of May 7, 2013, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 20, 2013.

4.1.4	Admission Agreement and Amendment dated as of May 7, 2014 to Fourth Amendment and Restated Agreement of Limited Partnership of Independence Realty Operating Partnership, LP dated as of May 7, 2013, a corrected copy was incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 (the “2014 Q1 10-Q”), replacing the copy filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 7, 2014 (the “5/7/14 Form 8-K”).

4.1.5	Admission Agreement and Amendment dated as of August 28, 2014 to Fourth Amendment and Restated Agreement of Limited Partnership of Independence Realty Operating Partnership, LP dated as of May 7, 2013, incorporated by reference to Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 (the “2014 Q3 10-Q”).

4.1.6	Exchange Rights Agreement dated as of August 28, 2014 among the Company, Independence Realty Operating Partnership, LP and the limited partners named therein, incorporated by reference to Exhibit 4.6 to the 2014 Q3 10-Q.

4.1.7	Admission Agreement and Amendment dated as of November 24, 2014 to Fourth Amendment and Restated Agreement of Limited Partnership of Independence Realty Operating Partnership, LP, incorporated by reference to Exhibit 4.1.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (the “2014 10-K”).

4.1.8	Admission Agreement and Amendment dated as of December 30, 2014 to Fourth Amendment and Restated Agreement of Limited Partnership of Independence Realty Operating Partnership, LP dated as of December 30, 2014, incorporated by reference to Exhibit 4.1.8 to the 2014 10-K.

4.1.9	Exchange Rights Agreement dated as of December 30, 2014 among the Company, Independence Realty Operating Partnership, LP and the limited partners named therein, incorporated by reference to Exhibit 4.1.9 to the 2014 10-K.

4.1.10	Amendment dated as of January 1, 2015 to the IROP LP Agreement, incorporated by reference to Exhibit 4.1.10 to the 2014 10-K.

4.2	Registration Rights Agreement by and among the Company, Independence Realty Operating Partnership, LP, RAIT Financial Trust and the RAIT Parties (as defined therein), dated as of July 26, 2013, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 1, 2013.

10.1	Commitment Letter of Deutsche Bank AG New York Branch and Independence Realty Trust, Inc., dated May 11, 2015 incorporated by reference to Exhibit 10.1 to the 5/12/15 Form 8-K.

10.2	Voting Agreement, dated as of May 11, 2015, by and between Independence Realty Trust, Inc. and Senator Global Opportunity Intermediate Fund LP incorporated by reference to Exhibit 10.2 to the 5/12/15 Form 8-K.

10.3	Voting Agreement, dated as of May 11, 2015, by and between Independence Realty Trust, Inc. and Senator Global Opportunity Fund LP incorporated by reference to Exhibit 10.3 to the 5/12/15 Form 8-K.

10.4	Voting Agreement, dated as of May 11, 2015, by and between Independence Realty Trust, Inc. and Monarch Debt Recovery Master Fund Ltd, Monarch Opportunities Master Fund Ltd, MCP Holdings Master LP, Monarch Capital Master Partners II LP, P Monarch Recovery Ltd and Monarch Alternative Solutions Master Fund Ltd. incorporated by reference to Exhibit 10.4 to the 5/12/15 Form 8-K.

10.5	Voting Agreement, dated as of May 11, 2015, by and between Trade Street Residential, Inc. and RAIT Financial Trust incorporated by reference to Exhibit 10.5 to the 5/12/15 Form 8-K.

12.1	Statements regarding computation of ratios as of June 30, 2014, filed herewith.

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

99.1	Excerpts from the Joint Proxy Statement/Prospectus forming part of the Registration Statement on Form S-4 (Registration No. 333-204578) filed by the Company and Trade Street Residential, Inc. on July 31, 2015 filed herewith.

101	XBRL (eXtensible Business Reporting Language). The following materials, formatted in XBRL: (i) Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013, (ii) Consolidated Statements of Operations for the three-and six-month periods ended June 30, 2014 and June 30, 2013, (iii) Consolidated Statements of Cash Flows for the six-month periods ended June 30, 2014 and June 30, 2013, (iv) Consolidated Statements of Changes in Equity for the six-month periods ended June 30, 2014 and (v) notes to the consolidated financial statements as of June 30, 2014.