Form 10-Q
period 2015-09-30
INDEPENDENCE REALTY TRUST, INC
filed 2015-11-09
CIK 1466085

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Large Accelerated filer	☐	Accelerated filer	☒

Non-Accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

As of November 6, 2015 there were 47,070,678 shares of the Registrant’s common stock issued and outstanding.

INDEPENDENCE REALTY TRUST, INC.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

Independence Realty Trust, Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited and dollars in thousands, except share and per share data)

	As of September 30, 2015	As of December 31, 2014
ASSETS:
Investments in real estate:
Investments in real estate, at cost	$1,400,892	$689,112
Accumulated depreciation	(35,304)	(23,376)
Investments in real estate, net	1,365,588	665,736
Cash and cash equivalents	16,939	14,763
Restricted cash	7,330	5,206
Accounts receivable and other assets	5,153	2,270
Intangible assets, net of accumulated amortization of $7,743 and $4,346, respectively	7,544	3,251
Deferred costs, net of accumulated amortization of $792 and $505, respectively	10,701	2,924
Total Assets	$1,413,255	$694,150
LIABILITIES AND EQUITY:
Indebtedness	$993,908	$418,901
Accounts payable and accrued expenses	18,724	8,353
Accrued interest payable	558	49
Dividends payable	2,427	1,982
Other liabilities	3,183	1,831
Total Liabilities	1,018,800	431,116
Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized, 0 and 0 shares issued and outstanding, respectively	—	—
Common stock, $0.01 par value; 300,000,000 shares authorized, 47,070,678 and 31,800,076 shares issued and outstanding, including 124,000 and 36,000 unvested restricted common share awards, respectively	471	318
Additional paid-in capital	377,989	267,683
Accumulated other comprehensive income	5	-
Retained earnings (accumulated deficit)	(10,174)	(16,728)
Total stockholders’ equity	368,291	251,273
Noncontrolling interests	26,164	11,761
Total Equity	394,455	263,034
Total Liabilities and Equity	$1,413,255	$694,150

The accompanying notes are an integral part of these consolidated financial statements.

Independence Realty Trust, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited and dollars in thousands, except share and per share data)

	For the Three-Month Periods Ended September 30		For the Nine-Month Periods Ended September 30
	2015	2014	2015	2014
REVENUE:
Rental income	$22,758	$11,872	$62,469	$29,838
Tenant reimbursement income	1,039	505	2,980	1,307
Other income	1,695	672	4,418	1,677
Total revenue	25,492	13,049	69,867	32,822
EXPENSES:
Property operating expenses	11,945	6,144	32,557	15,706
General and administrative expenses	546	248	1,468	794
Asset management fees	1,259	445	3,731	1,092
Acquisition expenses	12,830	687	13,031	1,201
Depreciation and amortization expense	4,704	3,309	16,462	8,664
Total expenses	31,284	10,833	67,249	27,457
Operating income	(5,792)	2,216	2,618	5,365
Interest expense	(5,094)	(2,281)	(13,393)	(5,510)
Interest income	18	7	19	12
TSRE financing extinguishment and employee separation expenses	(27,508)	-	(27,508)	-
Gains (losses) on TSRE merger and property acquisitions	64,012	-	64,012	2,882
Net income (loss):	25,636	(58)	25,748	2,749
(Income) loss allocated to noncontrolling interest	(1,621)	2	(1,629)	2
Net income (loss) allocable to common shares	$24,015	$(56)	$24,119	$2,751
Earnings (loss) per share:
Basic	$0.71	$-	$0.74	$0.14
Diluted	$0.71	$-	$0.74	$0.14
Weighted-average shares:
Basic	33,962,015	24,011,540	32,516,470	19,004,591
Diluted	33,962,015	24,011,540	32,520,684	19,040,301

The accompanying notes are an integral part of these consolidated financial statements.

Independence Realty Trust, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited and dollars in thousands)

	For the Three-Month Periods Ended September 30		For the Nine-Month Periods Ended September 30
	2015	2014	2015	2014
Net income (loss)	$25,636	$(58)	$25,748	$2,749
Other comprehensive income (loss):
Change in fair value of interest rate hedges	5	—	5	—
Total other comprehensive income	5	—	5	—
Comprehensive income (loss) before allocation to noncontrolling interests	25,641	(58)	25,753	2,749
Allocation to noncontrolling interests	(1,621)	—	(1,629)	—
Comprehensive income (loss)	$24,020	$(58)	$24,124	$2,749

The accompanying notes are an integral part of these consolidated financial statements.

Independence Realty Trust, Inc. and Subsidiaries

Consolidated Statements of Changes in Equity

(Unaudited and dollars in thousands, except share information)

	Common Shares	Par Value Common Shares	Additional Paid In Capital	Accumulated Other Comprehensive Income	Retained Earnings (Deficit)	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance, January 1, 2015	31,800,076	$318	$267,683	$-	$(16,728)	$251,273	$11,761	$263,034
Net income	-	-	-	-	24,119	24,119	1,629	25,748
Common dividends declared	-	-	-	-	(17,565)	(17,565)	-	(17,565)
Other comprehensive income	-	-	-	5	-	5	-	5
Stock compensation expense	-	-	297	-	-	297	-	297
Common shares issued, net	15,217,669	153	109,516	-	-	109,669	-	109,669
Issuance of noncontrolling interests	-	-	-	-	-	-	13,998	13,998
Converson of noncontrolling interest to common shares	52,933	-	493	-	-	493	(493)	-
Distributions to noncontrolling interests	-	-	-	-	-	-	(731)	(731)
Balance, September 30, 2015	47,070,678	$471	$377,989	$5	$(10,174)	$368,291	$26,164	$394,455

The accompanying notes are an integral part of these consolidated financial statements.

Independence Realty Trust, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited and dollars in thousands)

	For the Nine-Month Periods Ended September 30
	2015	2014
Cash flows from operating activities:
Net income	$25,748	$2,749
Adjustments to reconcile net income to cash flow from operating activities:
Depreciation and amortization	16,462	8,664
Amortization of deferred financing costs and premium on indebtedness, net	(339)	(478)
Stock compensation expense	297	175
TSRE financing extinguishment expenses	23,219	-
(Gains) losses on TSRE merger and property acquisitions	(64,012)	(2,882)
Changes in assets and liabilities:
Accounts receivable and other assets	3,332	(78)
Accounts payable and accrued expenses	2,302	2,415
Accrued interest payable	379	(33)
Other liabilities	(2,421)	(35)
Net cash provided by operating activities	4,967	10,497
Cash flows from investing activities:
Acquisition of real estate properties	(24,746)	(178,158)
TSRE merger, net of cash acquired	(137,094)	-
Capital expenditures	(5,641)	(2,522)
(Increase) in restricted cash	(2,124)	(3,427)
Cash flow used in investing activities	(169,605)	(184,107)
Cash flows from financing activities:
Debt issuances	488,725	100,917
Debt repayments	(272,295)	(20,618)
(Payments related to) proceeds from issuance of common stock	(190)	134,881
TSRE financing extinguishment expenses	(23,219)	-
(Payments) for deferred financing costs	(8,356)	(75)
Distributions on common stock	(17,166)	(9,981)
Distributions to noncontrolling interests	(685)	(62)
Net cash from financing activities	166,814	205,062
Net change in cash and cash equivalents	2,176	31,452
Cash and cash equivalents, beginning of period	14,763	3,334
Cash and cash equivalents, end of the period	$16,939	$34,786
Supplemental cash flow information:
Cash paid for interest	$13,354	$6,022
Non-cash decrease in noncontrolling interest from conversion of common limited partnership units to share of common stock	$493	$-
Mortgage debt assumed	$121,885	$66,963

The accompanying notes are an integral part of these consolidated financial statements.

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of September 30, 2015

(Unaudited and dollars in thousands, except share and per share data)

NOTE 1: Organization

Independence Realty Trust, Inc. was formed on March 26, 2009 as a Maryland corporation that has elected to be taxed as a real estate investment trust, or REIT, commencing with the taxable year ended December 31, 2011. We are externally managed by a subsidiary of RAIT Financial Trust, or RAIT, a publicly traded Maryland REIT whose common shares are listed on the New York Stock Exchange under the symbol “RAS.” As used herein, the terms “we,” “our” and “us” refer to Independence Realty Trust, Inc. and, as required by context, Independence Realty Operating Partnership, LP, which we refer to as IROP, and their subsidiaries. We own apartment properties in geographic submarkets that we believe support strong occupancy and have the potential for growth in rental rates. We seek to provide stockholders with attractive risk-adjusted returns, with an emphasis on distributions and capital appreciation. We own substantially all of our assets and conduct our operations through IROP, of which we are the sole general partner.

On September 17, 2015, we completed the merger, or the TSRE merger, with Trade Street Residential, Inc., or TSRE, whereby we acquired TSRE. Pursuant to the TSRE merger, (i) a subsidiary of IROP merged into the operating partnership subsidiary of TSRE, or the TSR OP, with TSR OP continuing as the surviving entity, and (ii) TSRE merged with and an IRT’s subsidiary, with our subsidiary continuing as the surviving entity and a wholly-owned subsidiary of IRT. As a result of the TSRE merger, each outstanding share of common stock of TSRE was converted automatically into the right to receive (a) $3.80 in cash and (b) 0.4108 shares of common stock of IRT, plus cash in lieu of fractional shares.  As a result, we issued approximately 15.1 million shares of common stock as equity consideration in the TSRE merger.  Immediately prior to the TSRE merger, the third party holder of units of limited partnership interest of TSR OP, or TSR OP units, contributed all of their TSR OP units to IROP in exchange for 1,925,419 units of limited partnership interest of IROP, or IROP Units, plus cash in lieu of fractional IROP Units. As a result of the TSRE merger, we have over $1.4 billion of total capitalization and own 14,044 units across 50 properties.  The net assets and results of operations of TSRE will be included in our condensed consolidated financial statements beginning September 17, 2015.  As a result, a gain from a bargain purchase was recognized.  See Note 3: TSRE Merger for further information.

NOTE 2: Summary of Significant Accounting Policies

a. Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared by management in accordance with generally accepted accounting principles in the United States, or GAAP. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations, although we believe that the included disclosures are adequate to make the information presented not misleading. The unaudited interim consolidated financial statements should be read in conjunction with our audited financial statements as of and for the year ended December 31, 2014 included in our Annual Report on Form 10-K. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our consolidated financial position and consolidated results of operations and cash flows are included. The results of operations for the interim periods presented are not necessarily indicative of the results for the full year.  Certain prior period amounts have been reclassified to conform with the current period presentation.

b. Principles of Consolidation

The consolidated financial statements reflect our accounts and the accounts of IROP and other wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

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

As of September 30, 2015

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

Upon the acquisition of properties, we estimate the fair value of acquired tangible assets (consisting of land, building and improvements) and identified intangible assets and liabilities (consisting of above and below-market leases, in-place leases and tenant relationships), and assumed debt at the date of acquisition, based on the evaluation of information and estimates available at that date. Based on these estimates, we allocate the initial purchase price to the applicable assets and liabilities. As final information regarding fair value of the assets acquired and liabilities assumed is received and estimates are refined, appropriate adjustments will be made to the purchase price allocation, in no case later than twelve months of the acquisition date. During the three and nine month period ended September 30, 2015, we did not make any adjustments to purchase price allocations.

In determining the fair value of the identified intangible assets and liabilities of an acquired property, above-market and below-market in-place lease values are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the differences between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining term of the lease. The capitalized above-market lease values and the capitalized below-market lease values are amortized as an adjustment to rental income over the lease term. During the three and nine month period ended September 30, 2015, we acquired in-place leases with a value of $7,471 and $7,690, respectively, related to our acquisitions that are discussed further in NOTE 3: TSRE Merger and NOTE 4: Investments in Real Estate.

The aggregate value of in-place leases is determined by evaluating various factors, including an estimate of carrying costs during the expected lease-up periods, current market conditions and similar leases. In estimating carrying costs, management includes real estate taxes, insurance and other operating expenses, and estimates of lost rental revenue during the expected lease-up periods based on current market demand. Management also estimates costs to execute similar leases including leasing commissions, legal and other related costs. The value assigned to this intangible asset is amortized over the assumed lease up period, typically six months. For the three and nine-months ended September 30, 2015 we recorded $109 and $3,397 of amortization expense for intangible assets, respectively. For the three and nine-month periods ended September 30, 2014 we recorded $983 and $2,927 of amortization expense for intangible assets, respectively. As of September 30, 2015, we expect to record additional amortization expense on current in-place lease intangible assets of $3,809 and $3,735 for the remainder of 2015 and 2016, respectively.

Impairment of Long-Lived Assets

Management evaluates the recoverability of our investment in real estate assets, including related identifiable intangible assets, in accordance with FASB ASC Topic 360, “Property, Plant and Equipment”. This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that recoverability of the assets is not assured.

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

As of September 30, 2015

(Unaudited and dollars in thousands, except share and per share data)

Depreciation and Amortization Expense

Depreciation expense for real estate assets is computed using a straight-line method based on a life of 40 years for buildings and improvements and five to ten years for equipment and fixtures. Expenditures for tenant improvements are capitalized and amortized over the initial term of each lease. For the three and nine-months ended September 30, 2015 we recorded $4,594 and $13,064 of depreciation expense, respectively. For the three and nine-month periods ended September 30, 2014 we recorded $2,326 and $5,737 of depreciation expense, respectively.

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

As of September 30, 2015

(Unaudited and dollars in thousands, except share and per share data)

FASB ASC Topic 825, “Financial Instruments” requires disclosure of the fair value of financial instruments for which it is practicable to estimate that value. The fair value of mortgage indebtedness is based on a discounted cash flows valuation technique, which classifies this as a level 3 liability within the fair value hierarchy. The carrying value and fair value of mortgage indebtedness as of September 30, 2015 was $602,408 and $597,547, respectively. The carrying value and fair value of mortgage indebtedness as of December 31, 2014 was $400,509 and $411,311, respectively. The fair value of secured credit facility, bridge term loan, cash and cash equivalents and restricted cash approximates cost due to the nature of these instruments.

f. Derivative Instruments

We may use derivative financial instruments to hedge all or a portion of the interest rate risk associated with our borrowings. The principal objective of such arrangements is to minimize the risks and/or costs associated with our operating and financial structure as well as to hedge specific anticipated transactions. The counterparties to these contractual arrangements are major financial institutions with which we and our affiliates may also have other financial relationships. In the event of nonperformance by the counterparties, we are potentially exposed to credit loss. However, because of the high credit ratings of the counterparties, we do not anticipate that any of the counterparties will fail to meet their obligations.

In accordance with FASB ASC Topic 815, “Derivatives and Hedging”, we measure our derivative instruments at fair value.  For derivatives designated as cash flow hedges, the changes in the fair value of the effective portion of the derivative is reported in other comprehensive income and changes in the ineffective portion, if any, is recognized in earnings.  For derivatives not designated as hedges (or designated as fair value hedges), the change in fair value of the derivative instrument is recognized in earnings.  Any derivatives that we designate in hedge relationships are done so at inception.  At inception, we determine whether or not the derivative is highly effective in offsetting changes in the designated interest rate risk associated with the identified indebtedness using regression analysis.  At each reporting period, we update our regression analysis and use the hypothetical derivative method to measure any ineffectiveness.

On September 30, 2015, we entered into an interest rate cap contract with a notional value of $200 million, a strike rate of 3.0% based on 1-month LIBOR and a maturity date of October 17, 2017 to hedge our interest rate exposure on floating rate indebtedness. We designated this interest rate cap as a cash flow hedge at inception and determined that the hedge is highly effective in offsetting interest rate fluctuations associated with the identified indebtedness. As of September 30, 2015, this derivative had a fair value of $0.04 million and we concluded that this hedging relationship was and will continue to be highly effective, and using the hypothetical derivative method, did not recognize any ineffectiveness.  As of September 30, 2015, less than $0.01 million was reported in accumulated other comprehensive income.  During the three-month and nine-month periods ended September 30, 2015 no amounts have been reclassified out of accumulated other comprehensive income to earnings.

g. Recent Accounting Pronouncements

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

As of September 30, 2015

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

In September 2015, the FASB issued an accounting standard classified under FASB ASC Topic 805, “Business Combinations”.  This accounting standard amends existing guidance related to measurement period adjustments by requiring the adjustments to be recognized prospectively with disclosure of the impact of the adjustments had they been applied previously.  This standard is effective for interim and annual reporting beginning after December 15, 2015, with early adoption permitted.  As this standard only applies to measurement period adjustments that occur after the effective date, this standard is not expected to have a material impact on our consolidated financial statements.

NOTE 3: TSRE Merger

As previously discussed in Note 1, the TSRE merger closed on September 17, 2015. The preliminary fair value of the assets and liabilities acquired on acquired on September 17, 2015 was as follows:

Investments in real estate	$682,237
Cash assumed	2,685
Accounts receivable and other assets	6,123
Intangible assets	7,471
Indebtedness	(359,495)
Accounts payable and accrued expenses	(7,581)
Accrued interest payable	(130)
Other liabilities	(3,662)
Net assets acquired	$327,648

The fair value of the consideration transferred on September 17, 2015 was as follows:

Cash consideration for TSRE merger	$139,781
Equity consideration for TSRE merger	123,855
Total	$263,636

The fair value of the equity consideration transferred was comprised of $109,857 of common shares and $13,998 of IRT OP units.  The fair value was based on the price of our common shares upon completion of the merger.

As the fair value of the net assets acquired exceeded the fair value of the consideration transferred, we recognized a gain from a bargain purchase of $64,012.  In determining whether a gain from a bargain purchase was appropriate, we reassessed whether we correctly identified all of the assets acquired and all of the liabilities assumed from TSRE.  We determined that we correctly identified all of the assets acquired and all of the liabilities assumed from TSRE and, as a result, a gain from a bargain purchase was appropriate.

The gain from a bargain purchase was a result of the following: (i) the fair value of IRT’s common stock at closing was lower than the negotiated price pursuant to the TSRE merger Agreement (resulting in approximately $34 million of the gain), and (ii), the fair value of the 19 TSRE properties acquired, which was supported by appraisals and broker opinions of value received, was higher

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of September 30, 2015

(Unaudited and dollars in thousands, except share and per share data)

than the expectation that served as a basis for the negotiated purchase price (resulting in approximately $30 million of the gain, primarily due to the use of current, market-based capitalization rates).

The $359,495 of indebtedness acquired was comprised of $237,610 of indebtedness that we paid off at the closing of the TSRE merger and $121,885 of indebtedness that remained on our balance sheet, which was recognized at its fair value.

As part of the TSRE merger, we incurred $12,530 of acquisition expenses, which were recognized in earnings immediately.  We also incurred $23,219 of expenses associated with extinguishing financing arrangements and $4,289 of expenses associated with employee separations.

The initial purchase accounting is based on our preliminary assessment, which may differ when final information becomes available. We believe that the information gathered to date provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed. We have received appraisals or broker opinions of value for all of the properties acquired and have performed fair value analyses for the liabilities assumed. We expect to complete the purchase accounting process as soon as practicable, but no later than one year from the date of acquisition.

Unaudited pro forma financial information relating to the 19 TSRE properties acquired on September 17, 2015 has been included in Note 4: Investments in Real Estate.

NOTE 4: Investments in Real Estate

As of September 30, 2015, our investments in real estate consisted of 50 apartment properties with 14,044 units (unaudited). The table below summarizes our investments in real estate:

	As of September 30, 2015	As of December 31, 2014	Depreciable Lives (In years)
Land (1)	$199,488	$112,600	—
Building	1,190,856	570,475	40
Furniture, fixtures and equipment	10,548	6,037	5-10
Total investment in real estate	$1,400,892	$689,112
Accumulated depreciation	(35,304)	(23,376)
Investments in real estate, net	$1,365,588	$665,736

(1)	As of September 30, 2015, includes a parcel of land acquired with the TSRE merger that is held-for-sale and has a carrying amount of $3,283 and a fair value of $3,350.

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

As previously discussed, we completed the TSRE merger on September 17, 2015.  As part of the TSRE merger we acquired 19 properties containing 4,989 units (unaudited).  See Note 3: TSRE Merger for details on the assets acquired, liabilities assumed and consideration paid as part of the TSRE merger.

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of September 30, 2015

(Unaudited and dollars in thousands, except share and per share data)

The following table summarizes the aggregate fair value of the assets and liabilities associated with all of the properties acquired during the nine-month period ended September 30, 2015, on the date of each acquisition, for the real estate accounted for under FASB ASC Topic 805.

Description	Fair Value of Assets Acquired During the Nine-Month Period Ended September 30, 2015
Assets acquired:
Investments in real estate	$707,268
Cash and cash equivalents	2,685
Accounts receivable and other assets	6,210
Intangible assets	7,690
Total assets acquired	$723,853
Liabilities assumed:
Indebtedness	$359,495
Accounts payable and accrued expenses	8,069
Accrued interest payable	130
Other liabilities	3,764
Total liabilities assumed	$371,458
Estimated fair value of net assets acquired	$352,395

The table below presents the revenue and net income (loss) for the properties acquired during the nine-month period ended September 30, 2015 as reported in our consolidated financial statements.

	For the Three-Month Period Ended September 30, 2015		For the Nine-Month Period Ended September 30, 2015
Property	Total revenue	Net income (loss) allocable to common shares	Total revenue	Net income (loss) allocable to common shares
TSRE portfolio	$2,668	$1,539	$2,668	$1,539
Bayview Club	546	(175)	1,143	53
Total	$3,214	$1,364	$3,811	$1,592

The table below presents the revenue, net income and earnings per share effect of the acquired properties on a pro forma basis as if the acquisitions occurred on January 1, 2014. These pro forma results are not necessarily indicative of the results which actually would have occurred if the acquisition had occurred on the first day of the periods presented, nor does the pro forma financial information purport to represent the results of operations for future periods:

Description	For the Three-Month Period Ended September 30, 2015	For the Three-Month Period Ended September 30, 2014
Pro forma total revenue (unaudited)	16,735	15,033
Pro forma net income (loss) allocable to common shares (unaudited)	4,702	2,961
Earnings (loss) per share attributable to common shareholders:
Basic-pro forma (unaudited)	0.14	0.12
Diluted-pro forma (unaudited)	0.13	0.12

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of September 30, 2015

(Unaudited and dollars in thousands, except share and per share data)

Description	For the Nine-Month Period Ended September 30, 2015	For the Nine-Month Period Ended September 30, 2014
Pro forma total revenue (unaudited)	50,653	45,098
Pro forma net income (loss) allocable to common shares (unaudited)	13,237	8,882
Earnings (loss) per share attributable to common shareholders:
Basic-pro forma (unaudited)	$0.41	$0.47
Diluted-pro forma (unaudited)	$0.39	$0.47

Dispositions

On October 15, 2015, we sold a parcel of land acquired in the TSRE merger for $3,350.

NOTE 5: Indebtedness

The following tables contains summary information concerning our indebtedness as of September 30, 2015:

Debt:	Outstanding Principal	Carrying Amount	Type	Weighted Average Rate	Weighted Average Maturity (in years)
Secured credit facility (1)	$271,500	$271,500	Floating	2.6%	3.0
Bridge term loan	120,000	120,000	Floating	5.2%	1.0
Mortgages-Fixed rate	563,721	564,333	Fixed	3.8%	7.0
Mortgages-Floating rate	38,075	38,075	Floating	2.4%	5.6
Total Debt	$993,296	$993,908		3.6%	5.1

(1)	The secured credit facility total capacity is $325.0 million, of which $271.5 million was drawn as of September 30, 2015.

	Original maturities on or before December 31,
Debt:	2015	2016	2017	2018	2019	Thereafter
Secured credit facility	$-	$-	$-	$271,500	$-	$-
Bridge term loan	-	120,000	-	-	-	-
Mortgages-Fixed rate	498	45,385	3,267	4,079	20,245	490,247
Mortgages-Floating rate	-	-	-	-	-	38,075
Total	$498	$165,385	$3,267	$275,579	$20,245	$528,322

As of September 30, 2015 we were in compliance with all financial covenants contained in our indebtedness.

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of September 30, 2015

(Unaudited and dollars in thousands, except share and per share data)

The following tables contains summary information concerning our indebtedness as of December 31, 2014:

Debt:	Outstanding Principal	Carrying Amount	Type	Rate	Weighted Average Maturity (in years)
Secured credit facility (1)	$18,392	$18,392	Floating	2.7%	1.8
Mortgages-Fixed rate	360,902	362,434	Fixed	3.8%	7.5
Mortgages-Floating rate	38,075	38,075	Floating	2.4%	6.3
Total Debt	$417,369	$418,901		3.6%	7.1

(1) The secured credit facility total capacity was $30.0 million, of which $18.4 million was drawn as of December 31, 2014.

As of December 31, 2014 we were in compliance with all financial covenants contained in our indebtedness.

The weighted average interest rate of our mortgage indebtedness was 3.7% as of September 30, 2015. As of September 30, 2015, RAIT held $38,075 of our mortgage indebtedness while $563,721 was held by third parties. As of December 31, 2014, RAIT held $38,075 of our mortgage indebtedness while $360,902 was held by third parties. For each of the three and nine-months ended September 30, 2015 we paid approximately $243 and $722 respectively, of interest to RAIT.  For each of the three and nine-months ended September 30, 2014 we paid approximately $241 and $723 respectively, of interest to RAIT.

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

On September 17, 2015, in connection with the TSRE Merger, we acquired Creekstone at RTP and assumed an existing loan secured by the property with a fair value of $23,250. The loan bears interest at a fixed rate of 3.9% per annum, provides for monthly payments of interest only through June 10, 2016 when principal and interest payments will be due monthly based on a 30-year amortization schedule, and matures on June 10, 2023.

On September 17, 2015, in connection with the TSRE Merger, we acquired Fountains Southend and assumed an existing loan secured by the property with a fair value of $23,750. The loan bears interest at a fixed rate of 4.3% per annum, provides for monthly payments of interest only through February 5, 2017 when principal and interest payments will be due monthly based on a 30-year amortization schedule, and matures on February 5, 2024.

On September 17, 2015, in connection with the TSRE Merger, we acquired IRT Millenia and assumed an existing loan secured by the property with a fair value of $25,000.  The loan bears interest at a fixed rate of 3.8% per annum, provides for monthly payments of interest only through April 5, 2018 when principal and interest payments will be due monthly based on a 30-year amortization schedule, and matures on March 5, 2021.  In connection with our acquisition of IRT Millenia, we also entered into a supplemental loan agreement for a $4,175 loan secured by the property. The supplemental loan bears interest at a fixed rate of 4.3% per annum, provides for monthly payments of interest only through May 5, 2018 when principal and interest payments will be due monthly based on a 30-year amortization schedule, and matures on March 5, 2021.

On September 17, 2015, in connection with the TSRE Merger, we acquired Talison Row and assumed an existing loan secured by the property with a fair value of $33,635. The loan bears interest at a fixed rate of 4.1% per annum, provides for monthly payments of interest only through September 10, 2016.  Beginning September 11, 2016 principal and interest payments are required monthly based on a 30 year amortization schedule until the maturity date of September 10, 2023.

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of September 30, 2015

(Unaudited and dollars in thousands, except share and per share data)

On September 17, 2015, in connection with the TSRE Merger, we acquired Aventine Greenville and entered into a loan agreement for $30,600 secured by the property. The loan bears interest at a fixed rate of 3.2% per annum, provides for monthly payments of interest only through November 4, 2016.  Beginning November 5, 2016 principal and interest payments are required monthly based on a 30 year amortization schedule until the maturity date of March 5, 2021.

On September 17, 2015, in connection with the TSRE Merger, we acquired Waterstone at Brier Creek and assumed an existing loan secured by the property with a fair value of $16,250. The loan bears interest at a fixed rate of 3.7% per annum, provides for monthly payments of interest only through the maturity date of April 5, 2022. In connection with our acquisition of Waterstone at Brier Creek, we also entered into a supplemental loan agreement for a $4,175 loan secured by the property. The supplemental loan bears interest at a fixed rate of 4.2% per annum, provides for monthly payments of interest only until the maturity date of April 5, 2022.

Secured Credit Facility

During the three- and nine-months ended September 30, 2015, we repaid $14,848 and $33,240, respectively, against our secured credit facility, or the HNB facility, with The Huntington National Bank. During the three and nine-months ended September 30, 2015, we borrowed $14,848 against the HNB facility. As of September 17, 2015, the HNB facility was terminated.

On September 17, 2015, we entered into a credit agreement with respect to a $325 million senior secured credit facility, or the KeyBank senior facility. The KeyBank senior facility consists of a revolving line of credit in an amount of up to $125.0 million, or the revolver, and a term loan in an amount of no less than $200.0 million, or the term loan. Up to 10% of the revolver is available for swingline loans, and up to 10% of the revolver is available for the issuance of letters of credit. Additionally, IROP has the right to increase the aggregate amount of the KeyBank senior facility to up to $450.0 million. The KeyBank senior facility will mature on September 17, 2018, three years from its closing date, subject to the option of IROP to extend the KeyBank senior facility for two additional 12-month periods under certain circumstances. IROP may prepay the KeyBank senior facility, in whole or in part, at any time without fee or penalty, except for breakage costs associated with LIBOR borrowings.  At IROP’s option, borrowings under the KeyBank senior facility will bear interest at a rate equal to either (i) the 1-month LIBOR rate plus a margin of 165 to 245 basis points, or (ii) a base rate plus a margin of 65 to 145 basis points. The applicable margin will be determined based upon IROP’s total leverage ratio. In addition, IROP will pay a fee of either 20 basis points (if greater than or equal to 50% of the revolver is used) or 25 basis points (if less than 50% of the revolver is used) on the unused portion of the revolver. The KeyBank senior facility requires monthly payments of interest only and does not require any mandatory prepayments. At September 30, 2015, amounts outstanding under the KeyBank secured facility bear interest at 245 basis points over 1-month LIBOR.  As of September 30, 2015, there was $53.5 million of availability under the revolver and $0 of availability under the term loan.

On September 17, 2015, we entered into a credit agreement with respect to a $120 million senior interim term loan facility, or the KeyBank interim facility. The KeyBank interim facility is structured as a 364-day secured term loan facility (with a maturity extension option for an additional six months under certain circumstances) available in a single draw. IROP may prepay the KeyBank interim facility, in whole or in part, at any time without fee or penalty (other than as provided in a separate fee letter with the lenders), except for breakage costs associated with LIBOR borrowings. The KeyBank interim facility is secured by pledges of certain of the equity interests of IROP’s current and future subsidiaries and joint ventures (on a best-available basis to the extent such equity interests can be pledged pursuant to IRT’s existing debt agreements) and a pledge of the proceeds of all equity issuances by IRT.  At IROP’s option, borrowings under the KeyBank interim facility will bear interest at a rate equal to either (i) the 1-month LIBOR rate plus a margin of 500 basis points, or (ii) a base rate plus a margin of 400 basis points. If IROP elects to extend its maturity, at IROP’s option, the KeyBank interim facility will bear interest at a rate equal to either (i) the 1-month LIBOR rate plus a margin of 650 basis points, or (ii) a base rate plus a margin of 550 basis points. The KeyBank interim facility requires monthly payments of interest only. IROP is required to reduce the principal amount outstanding under the KeyBank interim facility to no greater than $100.0 million within six months of closing and must apply 100% of all net proceeds from equity issuances, sales of assets, or refinancing of assets towards repaying the KeyBank Interim Facility.  At September 30, 2015, the KeyBank interim facility bears interest at 500 basis points over 1-month LIBOR and there was $0 of availability under the KeyBank interim facility.

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of September 30, 2015

(Unaudited and dollars in thousands, except share and per share data)

NOTE 6: Shareholder Equity and Non-Controlling Interests

Stockholder Equity

Common Shares

On September 17, 2015, IRT completed the TSRE merger.  As a result of the Merger, each outstanding share of TSRE common stock was converted automatically into the right to receive (a) $3.80 in cash and (b) 0.4108 shares of IRT Common Stock, plus cash in lieu of fractional shares. IRT issued 15,110,994 shares of IRT common stock as equity consideration in the merger.

On January 19, 2015, our board of directors declared the following dividends:

Month	Record Date	Payment Date	Dividend Declared Per Share
January 2015	January 30, 2015	February 17, 2015	$0.06
February 2015	February 27 2015	March 16, 2015	$0.06
March 2015	March 31, 2015	April 15, 2015	$0.06

On April 13, 2015, our board of directors declared the following dividends:

Month	Record Date	Payment Date	Dividend Declared Per Share
April 2015	April 30, 2015	May 15, 2015	$0.06
May 2015	May 29, 2015	June 15, 2015	$0.06
June 2015	June 30, 2015	July 15, 2015	$0.06

On July 1, 2015, our board of directors declared dividends for July, August and September 2015. On September 4, 2015 our board of directors approved the division of the September 2015 monthly dividend of $0.06 per share into two prorated dividends in preparation of the expected closing of the TSRE merger, as follows:

Month	Record Date	Payment Date	Dividend Declared Per Share
July 2015	July 31, 2015	August 17, 2015	$0.06
August 2015	August 31, 2015	September 15, 2015	$0.06
September 2015	September 15, 2015	October 15, 2015	$0.034
September 2015	September 30, 2015	October 15, 2015	$0.026

On October 19, 2015 our board of directors declared the following dividends:

Month	Record Date	Payment Date	Dividend Declared Per Share
October 2015	October 30, 2015	November 16, 2015	$0.06
November 2015	November 30, 2015	December 15, 2015	$0.06
December 2015	December 31, 2015	January 15, 2016	$0.06

Non-controlling Interest

On September 17, 2015, immediately prior to the TSRE merger, the sole third party holder of units of TSR OP units contributed all of their TSR OP units to IROP in exchange for 1,925,419 of IROP units, plus cash in lieu of fractional IROP units, valued at $13,998.

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of September 30, 2015

(Unaudited and dollars in thousands, except share and per share data)

As of September 30, 2015, there were 3,154,935 IROP Units outstanding with a redemption value of $22,747, based on IRT’s stock price as of September 30, 2015.

NOTE 7: Equity Compensation Plans

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

Under the director plan, which operates as a sub-plan of our incentive plan, each of our independent directors will receive 3,000 shares of common stock annually. In addition, our independent directors may elect to receive their annual cash fee in the form of our common shares or a combination of common shares and cash. On May 14, 2015, our compensation committee made a stock grant under the director plan so that our independent directors received 12,000 shares of our common stock, in the aggregate valued at $107 using our closing stock price of $8.89. These awards vested immediately. On May 14, 2014, our compensation committee made a stock grant under the director plan so that our independence directors received 9,000 shares of our common stock, in the aggregate valued at $81 using our closing stock price of $8.95. These awards vested immediately.

On February 18, 2015, the compensation committee of IRT awarded 100,000 shares of restricted common stock, valued at $935 using IRT’s closing stock price of $9.35, and awarded 300,000 stock appreciation rights, or SARs, valued at $219 based on the Black-Scholes option pricing model at the date of grant, to persons affiliated with our advisor, including our executive officers. These awards generally vest over three-year periods.

NOTE 8: Related Party Transactions and Arrangements

Fees and Expenses Paid to Our Advisor

Effective as of May 7, 2013, we entered into the Second Amended and Restated Advisory Agreement, or the amended and restated advisory agreement, with our external advisor.

Pursuant to the terms of the amended advisory agreement, our advisor was compensated as follows:

•

Quarterly base management fee of 0.1875% of average gross real estate assets as of the last day of such quarter. Average gross real estate assets means the average of the aggregate book value of our real estate assets before reserves for depreciation or other similar noncash reserves and excluding the book values attributable to the eight properties that were acquired prior to August 16, 2013. We compute average gross real estate assets by taking the average of these book values at the end of each month during the quarter for which we are calculating the fee. The fee is payable quarterly in an amount equal to 0.1875% of average gross real estate assets as of the last day of such quarter. For the three and nine-months ended September 30, 2015, our advisor earned $1,259 and $3,306 of asset management fees, respectively. For the three and nine-months ended September 30, 2014, our advisor earned $445 and $938 of asset management fees, respectively.

•

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

As of September 30, 2015

(Unaudited and dollars in thousands, except share and per share data)

•

For the three and nine-month periods ended September 30, 2015 our advisor earned $0 and $425 of incentive fees, respectively. For the three and nine-months ended September 30, 2014 our advisor earned $0 and $154 of incentive fees. These fees are included within asset management fees in our consolidated statements of operations.

As of September 30, 2015 and December 31, 2014 we had liabilities payable to our advisor for base management fees and incentive fees of $0 and $644, respectively, which is included in accounts payable and accrued expenses in the accompanying consolidated balance sheets.

As of September 25, 2015 we entered into the Second Amendment to the Second Amended and Restated Advisory Agreement.  The Second Amendment amends the advisory agreement to extend its term to October 1, 2020, and so that, for periods subsequent to October 1, 2015, our advisor will be compensated as follows:

•	Quarterly base management fee of 0.375% of our cumulative equity raised; and
•	Quarterly incentive fee equal to 20% of our Core FFO in excess of $0.20 per share.

Property Management Fees Paid to Our Property Manager

We have entered into property management agreements with RAIT Residential, or our property manager, which is majority owned by RAIT, with respect to each of our properties. Pursuant to the property management agreements, we pay our property manager property management and leasing fees on a monthly basis of an amount up to 4.0% of the gross revenues from the property for each month. Additionally, we may pay our property manager a separate fee for the one-time initial rent-up or leasing-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s length transactions by others rendering similar services in the same geographic area for similar properties as determined by a survey of brokers and agents in such area. Each management agreement has an initial one year term, subject to automatic one-year renewals unless either party gives prior notice of its desire to terminate the management agreement. For the three and nine-months ended September 30, 2015 our property manager earned $861 and $2,381, respectively, of property management and leasing fees. For the three and nine-month periods ended September 30, 2014 our property manager earned $471 and $1,203, respectively, of property management and leasing fees. As of September 30, 2015 and December 31, 2014, we had liabilities payable to our property manager for property management and leasing fees of $336 and $205, respectively, which is included in accounts payable and accrued expenses in the accompanying consolidated balance sheets.

NOTE 9: Earnings (Loss) Per Share

The following table presents a reconciliation of basic and diluted earnings (loss) per share for the three and nine-month periods ended September 30, 2015 and 2014:

	For the Three-Month Periods Ended September 30		For the Nine-Month Periods Ended September 30
	2015	2014	2015	2014
Net Income (loss)	$25,636	$(58)	$25,748	$2,749
(Income) loss allocated to non-controlling interests	(1,621)	2	(1,629)	2
Net Income (loss) allocable to common shares	24,015	(56)	24,119	2,751
Weighted-average shares outstanding—Basic	33,962,015	24,011,540	32,516,470	19,004,591
Weighted-average shares outstanding—Diluted	33,962,015	24,011,540	32,520,684	19,040,301
Earnings (loss) per share—Basic	$0.71	$(0.00)	$0.74	$0.14
Earnings (loss) per share—Diluted	$0.71	$(0.00)	$0.74	$0.14

Certain IROP units, stock appreciation rights, or SARs, and unvested shares were excluded from the earnings (loss) per share computation because their effect would have been anti-dilutive, totaling 3,278,935 and 3,184,326 for the three and nine-month period ended September 30, 2015, and 54,268 for the three-month period ended September 30, 2014.

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of September 30, 2015

(Unaudited and dollars in thousands, except share and per share data)

NOTE 10: Commitments and Contingencies

Litigation

From time to time, we are party to various lawsuits, claims for negligence and other legal proceedings that arise in the ordinary course of our business.

On June 11, 2015, three purported stockholders filed a complaint in the Circuit Court of Maryland for Baltimore City on behalf of a putative class of TSRE stockholders and naming as defendants TSRE’s Board of Directors, or the individual defendants, and TSRE.  On July 15, 2015, the plaintiffs amended their complaint and added Monarch Alternative Capital, LP, Senator Investment Group, LP, and BHR Capital LLC, or the shareholder defendants, as defendants.  The amended complaint generally alleges that, in connection with the acquisition of TSRE by IRT, the individual defendants breached their fiduciary duties by approving an acquisition that was financially unfair to TSRE’s stockholders and by conducting a sale process in which the individual defendants had conflicts of interest.  The amended complaint also alleges that the shareholder defendants aided and abetted the individual defendants’ alleged breaches of their fiduciary duties and were unjustly enriched by the TSRE merger.  The amended complaint seeks, among other things, compensatory damages, pre- and post-judgment interest, an order requiring that the individual defendants affiliated with the shareholder defendants disgorge all profits, compensation and other benefits obtained by them as a result of their conduct in connection with the TSRE merger, and an award of the plaintiffs’ costs and disbursements of this action, including attorney’s fees.  On September 25, 2015 the defendants moved to dismiss the amended complaint.  By stipulation of the parties, plaintiffs’ opposition is due November 20, 2015 and defendants’ reply is due December 11, 2015.  A hearing on defendants’ motions to dismiss has been scheduled for January 29, 2016.  IRT, as successor by the TSRE merger to TSRE, and the individual defendants intend to vigorously defend against the claim.  No assurance can be given that the matter will be resolved favorably to us.  We have included in our loss contingency an estimate of probable loss relating to our legal defense costs in connection with this matter, but currently cannot reasonably estimate any further possible loss, or any range of reasonably possible loss, in connection with this matter.

In addition, we are subject to various other legal proceedings and claims that arise in the ordinary course of our business operations. Matters which arise out of allegations of bodily injury, property damage, and employment practices are generally covered by insurance. While the resolution of these other matters cannot be predicted with certainty, we currently believe the final outcome of such matters will not have a material adverse effect on our financial position, results of operations or cash flows.

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

Words such as “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes” and words and terms of similar substance used in connection with any discussion of future operating or financial performance identify forward-looking statements. As used herein, the terms “we,” “our” and “us” refer to Independence Realty Trust, Inc. and, as required by context, Independence Realty Operating Partnership, LP, which we refer to as IROP, and their subsidiaries.

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

Overview

We are a Maryland corporation that owns apartment properties in geographic submarkets that we believe support strong occupancy and have the potential for growth in rental rates. We seek to provide stockholders with attractive risk-adjusted returns, with an emphasis on distributions and capital appreciation. We are externally advised by a wholly-owned subsidiary of RAIT Financial Trust, or RAIT (NYSE: RAS), a multi-strategy commercial real estate company organized as an internally managed REIT with approximately $5.2 billion of assets under management as of September 30, 2015. RAIT invests primarily in commercial mortgages and, to a lesser extent, apartment properties. RAIT owned 15.5% of our outstanding common shares as of September 30, 2015. We elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, or the Code, commencing with our taxable year ended December 31, 2011.

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

Acquisition of Trade Street Residential, Inc.

On September 17, 2015, we completed the TSRE merger.  As a result of the TSRE merger, each outstanding share of common stock of TSRE was converted automatically into the right to receive (a) $3.80 in cash and (b) 0.4108 shares of our common stock, plus cash in lieu of fractional shares.  As a result, we issued approximately 15.1 million shares of our common stock as equity consideration in the TSRE merger.  On a fully diluted basis following the closing of the TSRE merger, legacy IRT stockholders owned approximately 68% of the combined company, and former TSRE stockholders owned approximately 32% of the combined company.  Immediately prior to the TSRE merger, the sole third party holder of TSR OP units contributed all of their TSR OP Units to IROP in exchange for approximately 1.9 million IROP Units, plus cash in lieu of fractional IROP Units.

In the three- and nine- month periods ended September 30, 2015, we focused on our acquisition of TSRE and absorbing the growth we experienced during 2014. During the three-month period ended September 30, 2015, revenue increased $12.4 million as compared to last year. This increase was primarily due to $9.8 million of revenue associated with properties we acquired since September 30, 2014. During the nine-month period ended September 30, 2015, revenue increased $37.0 million as compared to last year. This increase was primarily due to $23.5 million of revenue associated with properties we acquired since September 30, 2014.

On a same-store basis, rental revenue was up this quarter as compared to third quarter last year, as rental rates increased 5.2% on average across the same-store portfolio.  As we continued to scale our platform and improve operating efficiencies, our net operating income margin for the portfolio increased from 52.9% for the third quarter of last year to 53.1% this quarter.  On a same-store basis, net operating income increased 2.0% year-to-year.

As of September 30, 2015, we had $1.5 billion of gross investments in real estate, representing 14,044 units and $1.0 billion of debt, with a weighted average effective interest cost of 3.6%.

As of September 30, 2015, we own 50 apartment properties containing an aggregate of 14,044 apartment units. We refer to these apartment properties as our “existing portfolio.” As of September 30, 2015, our existing portfolio had an average occupancy of 94.0% and an average monthly effective rent per occupied apartment unit of $950.

Since the completion of the TSRE merger, we are seeking to reduce IRT’s leverage ratio over time primarily through using the proceeds from property sales to repay a portion of our indebtedness. By the end of July 2016, we expect to repay or substantially reduce the $120.0 million outstanding at September 30, 2015 under the KeyBank interim facility referenced below which was used to fund the TSRE merger.  To implement this strategy, we have identified a number of properties for sale which have realized their economic potential and are located outside of our core geographic footprint in the Southeast United States.  We are seeking to sell three properties by the end of the first quarter of 2016.  These dispositions are expected to generate a significant amount of proceeds which will be utilized to reduce the KeyBank interim facility.  Additionally, the mortgage debt on five of our properties is maturing in April 2016 giving us the flexibility to sell or refinance these properties, thereby providing additional funds to further reduce the KeyBank interim facility.

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

Core FFO is a computation made by analysts and investors to measure a real estate company’s operating performance by removing the effect of items that do not reflect ongoing property operations, including acquisition expenses, expensed costs related to the issuance of shares of our common stock, gains or losses on real estate transactions and equity-based compensation expenses, from the determination of FFO. We incur acquisition expenses in connection with acquisitions of real estate properties and expense those costs when incurred in accordance with GAAP. As these expenses are one-time and reflective of investing activities rather than operating performance, we add back these costs to FFO in determining Core FFO. In connection with the TSRE transaction, IRT modified the calculation of Core FFO to adjust for amortization of deferred financing costs and TSRE financing extinguishment and employee separation expenses because these are non-cash items or reflective of investing activities rather than operating performance similar to the other Core FFO adjustments.  The effect of these modifications on prior periods is reflected in the reconciliation of IRT’s reported net income (loss) allocable to common shares to its FFO and Core FFO included herein.

Our calculation of Core FFO differs from the methodology used for calculating Core FFO by some other REITs and, accordingly, our Core FFO may not be comparable to Core FFO reported by other REITs. Our management utilizes FFO and Core FFO as measures of our operating performance, and believes they are also useful to investors, because they facilitate an understanding of our operating performance after adjustment for certain non-cash items, such as depreciation and amortization expenses, equity based compensation, amortization of deferred financing fees, TSRE financing extinguishment and employee separation costs, gains (loss) on TSRE transaction and property acquisitions and acquisition expenses and pursuit costs that are required by GAAP to be expensed but may not necessarily be indicative of current operating performance and that may not accurately compare our operating performance between periods. Furthermore, although FFO, Core FFO and other supplemental performance measures are defined in various ways throughout the REIT industry, we also believe that FFO and Core FFO may provide us and our investors with an additional useful measure to compare our financial performance to certain other REITs. We also use Core FFO for purposes of determining the quarterly incentive fee, if any, payable to our advisor.

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

Set forth below is a reconciliation of net income (loss) to FFO and Core FFO for the three and nine-months ended September 30, 2015 and 2014 (in thousands, except share and per share information):

	For the Three-Month Period Ended September 30, 2015		For the Three-Month Period Ended September 30, 2014
	Amount	Per Share (1)	Amount	Per Share (2)
Funds From Operations:
Net income (loss)	$25,636	$0.73	$(58)	$-
Adjustments:
Income allocated to preferred units	-	-	2	-
Real estate depreciation and amortization	4,704	0.13	3,309	0.14
Funds From Operations	$30,340	$0.86	$3,253	$0.14
Core Funds From Operations:
Funds From Operations	$30,340	$0.86	$3,253	$0.14
Adjustments:
Equity based compensation	217	0.01	31	-
Amortization of deferred financing costs	121	-	68	-
Acquisition fees and expenses	12,830	0.36	687	0.03
TSRE financing extinguishment and employee separation expenses	27,508	0.78	-	-
(Gains) losses on TSRE merger and property acquisitions	(64,012)	(1.80)	-	-
Core Funds From Operations	$7,004	$0.20	$4,039	$0.17

(1)	Based on 35,472,807 weighted-average shares outstanding – diluted for the three month period ended September 30, 2015.
(2)	Based on 24,011,540 weighted-average shares outstanding – diluted for the three month period ended September 30, 2014.

	For the Nine-Month Period Ended September 30, 2015		For the Nine-Month Period Ended September 30, 2014
	Amount	Per Share (1)	Amount	Per Share (2)
Funds From Operations:
Net income (loss)	$25,748	$0.76	$2,749	$0.14
Adjustments:
Income allocated to preferred units	-	-	2	-
Real estate depreciation and amortization	16,462	0.49	8,664	0.46
Funds From Operations	$42,210	$1.25	$11,415	$0.60
Core Funds From Operations:
Funds From Operations	$42,210	$1.25	$11,415	$0.60
Adjustments:
Equity based compensation	297	$0.01	174	0.01
Amortization of deferred financing costs	358	$0.01	171	0.01
Acquisition fees and expenses	13,031	$0.38	1,201	0.06
TSRE financing extinguishment and employee separation expenses	27,508	$0.81	-	-
(Gains) losses on TSRE merger and property acquisitions	(64,012)	$(1.89)	(2,882)	(0.15)
Core Funds From Operations	$19,392	$0.57	$10,079	$0.53

(1)	Based on 33,874,170 weighted-average shares outstanding – diluted for the nine month period ended September 30, 2015.
(2)	Based on 19,040,301 weighted-average shares outstanding – diluted for the nine month period ended September 30, 2014.

Same Store Portfolio Net Operating Income

We believe that Net Operating Income, or NOI, a non-GAAP measure, is a useful measure of our operating performance. We define NOI as total property revenues less total property operating expenses, excluding depreciation and amortization, asset management fees, acquisition expenses and general administrative expenses. Other REITs may use different methodologies for calculating NOI, and accordingly, our NOI may not be comparable to other REITs. We believe that this measure provides an operating perspective not immediately apparent from GAAP operating income or net income. We use NOI to evaluate our performance on a same store and non-same store basis because NOI measures the core operations of property performance by excluding corporate level expenses and other items not related to property operating performance and captures trends in rental housing and property operating expenses. However, NOI should only be used as an alternative measure of our financial performance.

We define same store properties or portfolio as conventional multifamily residential apartments which were owned and operational for the entire periods presented, including each comparative period.

	Three-Month Period Ended September 30 (1)			Nine-Month Period Ended September 30 (2)
	2015	2014	% change	2015	2014	% change
Revenue	$12,914	$11,089	4.7%	$20,212	$19,315	4.2%
Operating Expenses	6,375	5,861	8.8%	9,952	9,580	3.9%
Same-Store net operating income	$6,539	$5,228	2.0%	$10,260	$9,735	5.4%

Reconciliation of same-store net operating income to net income (loss)
Same-store portfolio net operating income (1) (2)	$6,539	$6,411		$10,260	$9,735
Non same-store net operating income	7,008	494		27,050	7,381
Asset management fees	(1,259)	(445)		(3,731)	(1,092)
General and administrative expenses	(546)	(248)		(1,468)	(794)
Acquisition expenses	(12,830)	(687)		(13,031)	(1,201)
Depreciation and amortization	(4,704)	(3,309)		(16,462)	(8,664)
Interest expense	(5,094)	(2,281)		(13,393)	(5,510)
Interest income	18	7		19	12
TSRE financing extinguishment and employee separation expenses	(27,508)	-		(27,508)	-
Gains (losses) on TSRE merger and property acquisitions	64,012	-		64,012	2,882
(Income) loss allocated to noncontrolling interests	(1,621)	2		(1,629)	2
Net income (loss) available to common shares	$24,015	$(56)		$24,119	$2,751

(1)	Same store portfolio for the three months ended September 30, 2015 and 2014 includes 19 properties containing 5,342 units.
(2)	Same store portfolio for the nine months ended September 30, 2015 and 2014 includes 10 properties containing 2,790 units.

Results of Operations

Three-Month Period Ended September 30, 2015 Compared to the Three-Month Period Ended September 30, 2014

Revenue

Rental income. Rental revenue increased $10.9 million to $22.8 million for the three-month period ended September 30, 2015 from $11.9 million for the three-month period ended September 30, 2014. The increase is attributable to $8.6 million of rental income from the acquisition of 28 properties since September 30, 2014, $1.8 million from three properties acquired during the three-month period ended September 30, 2014 present for a full quarter of operations in 2015 and $0.5 million from improved occupancy and rental rates in 2015 as compared to 2014 in our other properties.

Tenant reimbursement income. Tenant reimbursement income increased $0.5 million to $1.0 million for the three-month period ended September 30, 2015 from $0.5 million for the three-month period ended September 30, 2014. The increase is primarily attributable to $0.4 million of reimbursement income from 28 new properties acquired since September 30, 2014.

Other income. Other income increased $1.0 million to $1.7 million for the three-month period ended September 30, 2015 from $0.7 million for the three-month period ended September 30, 2014. The increase is primarily attributable to $0.8 million of other income from 28 new properties acquired since September 30, 2014 and $0.1 million from three properties acquired during the three-month period ended September 30, 2014 present for a full quarter of operations in 2015.

Expenses

Property operating expenses. Property operating expenses increased $5.8 million to $11.9 million for the three-month period ended September 30, 2015 from $6.1 million for the three-month period ended September 30, 2014. The increase is attributable to $4.2 million of real estate operating expense from 28 new properties acquired since September 30, 2014, $1.0 million from three properties acquired during the three-month period ended September 30, 2014 present for a full quarter of operations along with an increase of $0.6 million of real estate operating expense in our same store portfolio.

General and administrative expenses. General and administrative expenses increased $0.3 million to $0.5 million for the three-month period ended September, 30 2015 from $0.2 million for the three-month period ended September 30, 2014. This is primarily due to an increase of $0.2 million in stock based compensation due to an increased number of awards being unvested for the three-month period ended September 30, 2015 as compared to the three-month period ended September 30, 2014.

Asset management fees. Asset management fees increased $0.9 million to $1.3 million for the three-month period ended September 30, 2015 from $0.4 million for the three-month period ended September 30, 2014. The increase is due to 28 new properties acquired since September 30, 2014.

Acquisition expenses. Acquisition expenses increased $12.1 million to $12.8 million for the three-month period ended September 30, 2015 from $0.7 million for the three month period ended September 30, 2014. These expenses were incurred in connection with the TSRE merger in which we acquired 19 properties during the three-month period ended September 30, 2015.

Depreciation and amortization expense. Depreciation and amortization expense increased $1.4 million to $4.7 million for the three-month period ended September 30, 2015 from $3.3 million for the three-month period ended September 30, 2014. The increase is attributable to $1.7 million of depreciation expense from 28 new properties acquired since September 30, 2014, $0.4 million from three properties acquired during the three-month period ended September 30, 2014 present for a full quarter of operations along with a reduction of $0.7 million of depreciation and amortization expense in our same store portfolio.

Interest expense. Interest expense increased $2.8 million to $5.1 million for the three-month period ended September 30, 2015 from $2.3 million for the three-month period ended September 30, 2014. The increase is primarily attributable to $1.7 million of interest expense on the 28 new properties acquired since September 30, 2014 and $0.6 million of interest expense on debt obtained in connection with the TSRE merger that occurred during the three-month period ended September 30, 2015.

TSRE financing extinguishment and employee separation expenses.  In connection with the TSRE merger that occurred during the three-month period ended September 30, 2015, $27.5 million of financing extinguishment and employee separation expenses were incurred.

Gains (losses) on TSRE merger and property acquisitions.  A $64 million gain from a bargain purchase on the TSRE merger was recognized during the three-month period ended September 30, 2015.

Nine-Month Period Ended September 30, 2015 Compared to the Nine-Month Period Ended September 30, 2014

Revenue

Rental income. Rental revenue increased $32.7 million to $62.5 million for the nine-month period ended September 30, 2015 from $29.8 million for the nine-month period ended September 30, 2014. The increase is attributable to $20.6 million of rental income from the acquisition of 28 properties since September 30, 2014, $11.1 million from 12 properties acquired during the nine-month period ended September 30, 2014 present for a full year of operations in 2015 and $0.9 million from improved occupancy and rental rates in 2015 as compared to 2014 in our other properties.

Tenant reimbursement income. Reimbursement income increased $1.7 million to $3.0 million for the nine-month period ended September 30, 2015 from $1.3 million for the nine-month period ended September 30, 2014. The increase is primarily attributable to $1.1 million of reimbursement income from 28 new properties acquired since September 30, 2014 and $0.4 million from the 12 properties acquired during the nine-month period ended September 30, 2014 present for a full year of operations in 2015.

Other income. Other income increased $2.7 million to $4.4 million for the nine-month period ended September 30, 2015 from $1.7 million for the nine-month period ended September 30, 2014. The increase is primarily attributable to $1.8 million of other income from 28 new properties acquired since September 30, 2014 and $0.7 million from the 12 properties acquired during the nine-month period ended September 30, 2014 present for a full year of operations in 2015.

Expenses

Property operating expenses. Property operating expenses increased $16.9 million to $32.6 million for the nine-month period ended September 30, 2015 from $15.7 million for the nine-month period ended September 30, 2014. The increase is attributable to $10.3 million of real estate operating expense from 28 new properties acquired since September 30, 2014, $6.1 million from 12 properties acquired during the nine-month period ended September 30, 2014 present for a full year of operations along with an increase of $0.4 million of real estate operating expense in our same store portfolio.

General and administrative expenses. General and administrative expenses increased $0.7 million to $1.5 million for the nine-month period ended September 30, 2015 from $0.8 million for the nine-month period ended September 30, 2014. The increase is primarily due to an increase in professional fees, stock based compensation, and franchise tax expense for the nine-month period ended September 30, 2015.

Asset management fees. Asset management fees increased $2.6 million to $3.7 million for the nine-month period ended September 30, 2015 from $1.1 million for the nine-month period ended September 30, 2014. The increase is attributable to 28 new properties acquired since September 30, 2014 and $0.4 million from an increase in the incentive fee paid to our advisor.

Acquisition expenses. Acquisition expenses increased $11.8 million to $13.0 million for the nine-month period ended September 30, 2015 from $1.2 million for the nine-month period ended September 30, 2014. These expenses were primarily incurred in connection with the TSRE merger in which we acquired 19 properties during the nine-month period ended September 30, 2015.

Depreciation and amortization expense. Depreciation and amortization expense increased $7.8 million to $16.5 million for the nine-month period ended September 30, 2015 from $8.7 million for the nine-month period ended September 30, 2014. The increase is attributable to $7.3 million of depreciation expense from 28 new properties acquired since September 30, 2014, $1.2 million from 12 properties acquired during the nine-month period ended September 30, 2014 present for a full year of operations along with a reduction of $0.7 million of depreciation and amortization expense in our same store portfolio.

Interest expense. Interest expense increased $7.9 million to $13.4 million for the nine-month period ended September 30, 2015 from $5.5 million for the nine-month period ended September 30, 2014. The increase is primarily attributable to $4.4 million of interest expense on the 28 new properties acquired since September 30, 2014, an additional $2.5 million of interest expense on 12 properties acquired during the nine-month period ended September 30, 2014 and $0.6 million of interest expense on debt obtained in connection with the TSRE merger that occurred during the nine-month period ended September 30, 2015.

TSRE financing extinguishment and employee separation expenses.  In connection with the TSRE merger that occurred during the nine-month period ended September 30, 2015, $27.5 million of financing extinguishment and employee separation expenses were incurred.

Gains (losses) on TSRE merger and property acquisitions.  A $64 million gain from a bargain purchase on the TSRE merger was recognized during the nine-month period ended September 30, 2015.  A $2.9 million gain from a bargain purchase on other property acquisitions was recognized during the nine-month period ended September 30, 2014.

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain investments, pay distributions and other general business needs.

We believe our available cash balances, financing arrangements and cash flows from operations will be sufficient to fund our liquidity requirements with respect to our existing portfolio for the next 12 months. In general, we expect that our income and expenses related to our portfolio will increase in future periods as a result of anticipated future acquisitions of real estate. Should our liquidity needs exceed our available sources of liquidity, we believe that we could engage in offerings of our securities or borrowings, or sell assets to raise additional cash. We may not be able to obtain additional financing when we desire to do so or on terms and conditions acceptable to us. If we fail to obtain additional financing, our ability to maintain or grow our business will be constrained.

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

We intend to meet these liquidity requirements primarily through:

•	the use of our cash and cash equivalent balance of $16.9 million as of September 30, 2015;
•	cash generated from operating activities;
•	strategic sale of properties that have reached their economic potential; and
•	if required, proceeds from future borrowings and offerings.

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

Cash Flows

As of September 30, 2015 and 2014, we maintained cash and cash equivalents of approximately $16.9 million and $34.8 million, respectively. Our cash and cash equivalents were generated from the following activities (dollars in thousands):

	For the Nine-Month Periods Ended September 30
	2015	2014
Cash flow from operating activities	$4,967	$10,497
Cash flow from investing activities	(169,605)	(184,107)
Cash flow from financing activities	166,814	205,062
Net change in cash and cash equivalents	2,176	31,452
Cash and cash equivalents at beginning of period	14,763	3,334
Cash and cash equivalents at end of period	$16,939	$34,786

Our cash inflow from operating activities during the nine-month period ended September 30, 2015 is primarily due to the ongoing operations of our properties, however this inflow was impacted by $12.5 million of acquisition expenses and $4.3 million of employee separation expenses incurred during the nine-month period ended September 30, 2015 in connection with the TSRE merger

Our cash outflow from investing activities during the nine-month period ended September 30, 2015 is primarily due to the TSRE merger and our acquisition of one other property during the nine-month period ended September 30, 2015.

Our cash inflow from our financing activities during the nine-month period ended September 30, 2015 is primarily due to financing obtained in connection with the TSRE merger.

Off-Balance Sheet Arrangements

None.

Critical Accounting Estimates and Policies

Our Annual Report on Form 10-K for the year ended December 31, 2014 contains a discussion of our critical accounting policies. On January 1, 2015 we adopted a new accounting pronouncement and revised our accounting policies as described in Note 2(g) to the Consolidated Financial Statements included in Part I, Item 1 of this report. Management discusses our critical accounting policies and management’s judgments and estimates with the audit committee of our board of trustees.

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

As of September 30, 2015, our only interest rate sensitive assets or liabilities related to our $993.3 million of outstanding indebtedness, of which $429.6 million is floating-rate and $563.7 million is fixed-rate indebtedness and an individual interest rate cap with a notional of $200.0 million that was entered into on September 30, 2015. We monitor interest rate risk routinely and seek to minimize the possibility that a change in interest rates would impact the interest incurred and our cash flows. To mitigate such risk, we may use interest rate derivative contracts.

As of September 30, 2015, the fair value of our fixed-rate indebtedness was $561.9 million. The fair value of our fixed rate indebtedness was estimated using a discounted cash flow analysis utilizing rates that we believe a market participant would expect to pay for debt of a similar type and remaining maturity as if the debt were originated at September 30, 2015. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations.

As of September 30, 2015 the fair value of our interest rate cap was $0.04 million.  The fair value of our interest rate cap was estimated using a discounted cash flow analysis based on forward interest rate curves and implied volatilities applicable to the individual caplets.  This interest rate cap has been excluded from the table below as its impact to our interest rate risk under the scenarios presented in the table yield are insignificant.

The following table summarizes our indebtedness, and the impact to interest expense and the change in the net fair value of our indebtedness assuming an instantaneous increase or decrease of 100 basis points in the LIBOR interest rate curve:

		Impact to Interest Expense		Impact to Fair Value
	Liabilities Subject to Interest Rate Sensitivity	100 Basis Point Increase	100 Basis Point Decrease(1)	100 Basis Point Increase	100 Basis Point Decrease(1)
Variable-rate indebtedness	$429,575	$(4,296)	$829	$(1,799)	$1,901
Fixed-rate indebtedness	561,945	-	-	(32,459)	34,971
Total	$991,520	$(4,296)	$829	$(34,258)	$36,872
(1)	Assumes the LIBOR interest rate will not decrease below 0%. The quoted 30-day LIBOR rate was 0.19% at September 30, 2015.

Item  4.Controls and Procedures.

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

Under the supervision of our chief executive officer and chief financial officer and with the participation of our disclosure committee, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon a previously identified material weakness in our internal control over financial reporting as of December 31, 2014, related to the lack of sufficient qualified resources to ensure appropriate design and operating effectiveness of our reconciliation and management review controls and controls over accounting estimates, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective at September 30, 2015.

Management is in the process of remediating the material weakness described above. Management has enhanced its reconciliation controls, management review controls, and controls over complex transactions and accounting estimates by (i) supplementing its resources, (ii) upgrading its outsourced internal audit function, (iii) designing and documenting additional management review controls, and (iv) providing additional training to effectively perform reconciliation controls, management review controls and controls related to complex transactions and accounting estimates. Management is in the process of evaluating the operating effectiveness of these controls.

Management believes that these measures will remediate the previously identified material weakness. We have tested and will continue to test the operating effectiveness of the new controls, and will consider the material weakness remediated after the applicable remedial controls operate effectively for an additional period of time.

Changes in Internal Control Over Financial Reporting

Except as otherwise stated above, there were no changes in our internal control over financial reporting or in other factors during the quarter ended September 30, 2015, that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

On June 11, 2015, three purported stockholders filed a complaint in the Circuit Court of Maryland for Baltimore City on behalf of a putative class of Trade Street Residential, Inc., or TSRE, stockholders and naming as defendants TSRE’s Board of Directors, or the individual defendants, and TSRE.  The case is captioned Tony Blank Family Trust et al. v. Trade Street Residential, Inc. et al., Case No. 24-C-15-003081 (the “Blank Action”).  TSRE is listed as a defendant in the caption of plaintiffs’ complaint, but no claim is asserted against TSRE.  On July 15, 2015, the plaintiffs amended their complaint and added Monarch Alternative Capital, LP, Senator Investment Group, LP, and BHR Capital LLC, or the shareholder defendants, as defendants.

The amended complaint generally alleges that, in connection with the acquisition of TSRE by IRT, the individual defendants breached their fiduciary duties by approving an acquisition that was financially unfair to TSRE’s stockholders and by conducting a sale process in which the individual defendants had conflicts of interest.  The amended complaint also alleges that the shareholder defendants aided and abetted the individual defendants’ alleged breaches of their fiduciary duties and were unjustly enriched by the TSRE merger.  The amended complaint seeks, among other things, compensatory damages, pre- and post-judgment interest, an order requiring that the individual defendants affiliated with the shareholder defendants disgorge all profits, compensation and other benefits obtained by them as a result of their conduct in connection with the TSRE merger, and an award of the plaintiffs’ costs and disbursements of this action, including attorney’s fees.  On September 25, 2015 the defendants moved to dismiss the amended complaint.  On November 6, 2015, plaintiffs in the Blank Action amended their complaint for a second time in response to certain arguments raised by defendants in their motions to dismiss.  The second amended complaint adds a claim against the shareholder defendants for breach of fiduciary duty as controlling stockholders of TSRE.  The court has not yet entered a schedule for defendants’ responses to the second amended complaint.

IRT, as successor by the TSRE merger to TSRE, and the individual defendants intend to vigorously defend against the claim.  No assurance can be given that the matter will be resolved favorably to us. We have included in our loss contingency an estimate of probable loss relating to our legal defense costs in connection with this matter, but currently cannot reasonably estimate any further possible loss, or any range of reasonably possible loss, in connection with this matter.

In addition, we are subject to various other legal proceedings and claims that arise in the ordinary course of our business operations. Matters which arise out of allegations of bodily injury, property damage, and employment practices are generally covered by insurance. While the resolution of these other matters cannot be predicted with certainty, we currently believe the final outcome of such matters will not have a material adverse effect on our financial position, results of operations or cash flows.

Item 1A.	Risk Factors.

There have not been any material changes from the risk factors previously disclosed in Item 1A—“Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, except for risk factors included in Exhibit 99.1 to this report.

Item 2.	Unregistered Sales of Equity Securities and use of proceeds.

We have previously disclosed four “UPREIT” transactions completed in May 2014, August 2014, November 2014 and December 2014 wherein IROP, issued, in the aggregate, 1,282,450 common units, or units, to unaffiliated entities or persons in order to acquire properties. As previously disclosed, these units are subject to exchange agreements containing the terms and conditions under which the units could be exchanged for cash in an amount equal to the value of an equivalent number of shares of our common stock as of the date the IROP receives contributor’s notice of its desire to exchange or, at IROP’s option, for the equivalent number of shares of our common stock. The first exchanges of these units occurred May 1, 2015. As of May 1, 2015, IROP exchanged 26,467 units for the equivalent number of shares of our common stock. As of August 1, 2015, an additional 26,466 units were exchanged. After giving effect to these exchanges, 1,229,517 of the units issued in UPREIT transactions remain outstanding. The issuance of the shares of our common stock in these exchanges was exempt from registration pursuant to Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D; all of the persons receiving such shares were accredited investors.

We have previously disclosed in Item 3.02 of a current report on Form 8-K filed with the Securities and Exchange Commission on September 18, 2015 a transaction whereby, on September 17, 2015, IROP issued 1,925,419 units, plus cash in lieu of fractional TSR OP units, in a transaction related to the TSRE merger. Such issuance was exempt from registration pursuant to Section 4(a)(2) of the Securities Act and the disclosure under such Item is incorporated by reference herein.

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

Independence Realty Trust, Inc.

Date: November 6, 2015	By:	/s/ Scott f. Schaeffer
Scott F. Schaeffer
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: November 6, 2015	By:	/s/ James J. Sebra
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

2.2

Amendment No. 1, dated as of September 11, 2015, to Agreement and Plan of Merger, dated as of May 11, 2015, by and among Independence Realty Trust, Inc., Independence Realty Operating Partnership, LP, Adventure Merger Sub LLC, IRT Limited Partner, LLC, Trade Street Residential, Inc. and Trade Street Operating Partnership, LP, incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on September 11, 2015).

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

4.1.11

Exchange Rights Agreement, dated as of September 17, 2015, by and among Independence Realty Trust, Inc., Independence Realty Operating Partnership, LP and Michael D. and Heidi Baumann, incorporated by reference to Exhibit 4.1 to the Company’s first Current Report on Form 8-K filed on September 18, 2015 (the “9/18/15 Form 8-K”).

4.2

Registration Rights Agreement by and among the Company, Independence Realty Operating Partnership, LP, RAIT Financial Trust and the RAIT Parties (as defined therein), dated as of July 26, 2013, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 1, 2013.

Exhibit	Description
10.1	Commitment Letter of Deutsche Bank AG New York Branch and Independence Realty Trust, Inc., dated May 11, 2015 incorporated by reference to Exhibit 10.1 to the 5/12/15 Form 8-K.

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

10.6.1

Credit Agreement, dated as of September 17, 2015, by and among, Independence Realty Operating Partnership, LP, as Parent Borrower, KeyBank National Association, The Huntington National Bank, the other lenders which are parties to the Agreement and other lenders that may become parties to the Agreement, KeyBank National Association, as Agent and Issuing Lender, The Huntington National Bank, as Syndication Agent, and KeyBanc Capital Markets and The Huntington National Bank, as Joint Lead Arrangers and Book Managers, with respect to a $325 Million Senior Credit Facility, incorporated by reference to Exhibit 10.6 to the 9/18/15 Form 8-K.

10.6.2

First Amendment dated as of October 2, 2015 to Credit Agreement, dated as of September 17, 2015, by and among, Independence Realty Operating Partnership, LP, as Parent Borrower, KeyBank National Association, the other lenders which are parties to the Agreement and other lenders that may become parties to the Agreement, KeyBank National Association, as Agent and Issuing Lender and as Swing Loan Lender, The Huntington National Bank, as Syndication Agent, KeyBanc Capital Markets and The Huntington National Bank, as Joint Lead Arranger and Book Managers, and Capital One, National Association, as Documentation Agent, with respect to a $325 Million Senior Credit Facility, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on October 7, 2015 (the “10/7/15 Form 8-K”).

10.7.1

Credit Agreement, dated as of September 17, 2015, by and among, Independence Realty Operating Partnership, LP, as Borrower, KeyBank National Association, The Huntington National Bank, the other lenders which are parties to the Agreement and other lenders that may become parties to the Agreement, KeyBank National Association, as Agent, The Huntington National Bank, as Syndication Agent, and KeyBanc Capital Markets and The Huntington National Bank, as Joint Lead Arrangers and Book Managers, with respect to a $120 Million Senior Interim Term Loan Facility, incorporated by reference to Exhibit 10.7 to the 9/18/15 Form 8-K.

10.7.2

First Amendment dated as of October 2, 2015 to Credit Agreement dated as of September 17, 2015 by and among Independence Realty Operating Partnership, LP, as Borrower, KeyBank National Association,
the other lenders which are parties to the Agreement and other lenders that may become parties to the Agreement, KeyBank National Association, as Agent, The Huntington National Bank, as Syndication Agent, and KeyBanc Capital Markets and The Huntington National Bank, as Joint Lead Arranger and Joint Book Managers, and Capital One, National Association, as Documentation Agent, with respect to a $120 Million Senior Interim Term Loan Facility, incorporated by reference to Exhibit 10.2 of the 10/7/15 Form 8-K.

10.8

Second Amendment dated as of September 25, 2015 to the Second Amended and Restated Advisory Agreement dated May 7, 2013 among Independence Realty Trust, Inc., Independence Realty Operating Partnership, LP and Independence Realty Advisors, LLC incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on September 11, 2015.

12.1	Statements regarding computation of ratios as of September 30, 2015, filed herewith.

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

Exhibit	Description
99.1

Excerpts from the Joint Proxy Statement/Prospectus forming part of the Registration Statement on Form S-4

(Registration No. 333-204578) filed by the Company and Trade Street Residential, Inc. on July 31, 2015, incorporated by reference to Exhibit 99.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015.

99.2	Press release of Independence Realty Trust, Inc., dated September 17, 2015, incorporated by reference to Exhibit 99.1 to the 9/18/15 Form 8-K.

99.3

Unaudited Condensed Consolidated Financial Statements of Trade Street Residential, Inc. as of June 30, 2015 and for the three and six months ended July 30, 2015 and 2014, incorporated by reference to Exhibit 99.2 to the 9/18/15 Form 8-K.

99.4

Audited Consolidated Financial Statements of Trade Street Residential, Inc. as of December 31, 2014 and 2013 and for each year in the three-year period ended December 31, 2014, incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K filed on June 11, 2015.

99.5

Unaudited Pro Forma Condensed Consolidated Financial Statements of Independence Realty Trust, Inc. as of and for the six months ended June 30, 2015 and for the year ended December 31, 2014, incorporated by reference to Exhibit 99.4 to the 9/18/15 Form 8-K.

101

XBRL (eXtensible Business Reporting Language). The following materials, formatted in XBRL: (i) Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014, (ii) Consolidated Statements of Operations for the three-and nine-month periods ended September 30, 2015 and September 30, 2014, (iii) Consolidated Statements of Cash Flows for the three- and nine-month periods ended September 30, 2015 and September 30, 2014, (iv) Consolidated Statements of Changes in Equity for the nine-month period ended September 30, 2015 and September 30, 2014 and (v) notes to the consolidated financial statements as of September 30, 2015.