Form 10-K
period 2015-12-31
INDEPENDENCE REALTY TRUST, INC
filed 2016-03-11
CIK 1466085

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the shares of common stock of the registrant held by non-affiliates of the registrant, based upon the closing price of such shares on June 30, 2015 of $7.53, was approximately $184,711,305.

As of March 9, 2016 there were 47,469,446 outstanding shares of the registrant’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for registrant’s 2016 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

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

Our Company

We are a Maryland corporation that owns apartment properties in geographic non-gateway markets that we believe support strong occupancy and have the potential for growth in rental rates. We seek to provide stockholders with attractive risk-adjusted returns, with an emphasis on distributions and capital appreciation. We are externally advised by a wholly-owned subsidiary of RAIT Financial Trust, or RAIT (NYSE: RAS), a multi-strategy commercial real estate company organized as an internally managed REIT.  RAIT invests in commercial mortgage loans and commercial real estate.  We elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, or the Code, commencing with our taxable year ended December 31, 2011.

We seek to acquire and operate apartment properties that:

•	have stable occupancy;
•	are located in non-gateway markets that we do not expect will experience substantial new apartment construction in the foreseeable future;
•	in appropriate circumstances, present opportunities for repositioning or updating through capital expenditures; and
•	present opportunities to apply tailored marketing and management strategies to attract and retain residents and enable rent increases.

Our Business Objective and Investment Strategies

Our primary business objective is to maximize stockholder value by increasing cash flows at our existing apartment properties and acquiring additional properties that have strong and stable occupancies with the ability to raise rental rates or that have the potential for repositioning through capital expenditures or tailored management strategies. We intend to achieve this objective by executing the following strategies:

•

Use our external advisor’s extensive experience lending to, owning and/or managing apartment properties, and its networks of contacts in the apartment industry, to acquire additional apartment properties. RAIT’s property management subsidiary which does business as RAIT Residential, manages approximately 20,000 apartment units in 25 states (including those owned by us). We believe these factors and our external advisor’s commercial real estate relationships and access to off-market transactions, including relationships with the brokerage community, will continue to provide us with a strong pipeline of acquisition opportunities.

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

•

Acquire properties that have operating upside through targeted management strategies. Both we and our advisor have expertise in acquiring and/or managing properties and maximizing the net operating income, or NOI, of such properties through more effective marketing and leasing, better management of rental rates and more efficient expense management. We will seek to acquire properties that we believe possess significant prospects for increased occupancy and rental revenue growth. Our target profile for acquisitions currently is midrise/garden-style apartments containing 150-500 units with good amenities that we can acquire at less than replacement cost in the $15 million to $50 million price range with a five to fifteen year operating track record. We do not intend to limit ourselves to properties in this target profile, however, and may make acquisitions outside of this profile or change our target profile whenever market conditions warrant.

•

Selectively use our capital to improve apartment properties where we believe the return on such investments is accretive to our stockholders. We have significant experience allocating capital to value-added improvements of apartment properties to produce better occupancy and rental rates. We will selectively deploy our capital into revenue-

enhancing capital projects that we and our advisor believe will improve the physical plant or market positioning of particular apartment properties and generate increased income over time.

2015 Developments

During the year ended December 31, 2015, we focused on our acquisition of Trade Street Residential, Inc. described below and absorbing the growth we experienced.  We refer to Trade Street Residential, Inc. as TSRE and to our acquisition of TSRE as the TSRE acquisition.  We added 20 properties with 5,225 units, in the aggregate, to our portfolio in 2015, primarily as a result of the TSRE acquisition, which we completed in September 2015. As of December 31, 2015, we had $1.4 billion of gross investments in real estate, and $1.0 billion of debt, with a weighted average effective interest cost of 3.7%. As of December 31, 2015, we own 49 apartment properties containing an aggregate of 13,724 apartment units. We refer to these apartment properties as our “existing portfolio.” As of December 31, 2015, our existing portfolio had an average occupancy of 93.6% and an average monthly effective rent per occupied apartment unit of $951. As of December 31, 2015, our existing portfolio consists primarily of apartment communities geographically concentrated in the Southeastern United States.

Property Acquisitions

-Acquisition of Trade Street Residential, Inc.

On September 17, 2015, we completed the TSRE acquisition pursuant to the transactions contemplated by the TSRE acquisition agreement described below.  We believe we have been able to integrate TSRE into our operations to date with minimal disruptions and expect this integration to continue.  We believe the TSRE acquisition provided us with significant benefits, including:

•

Enhanced Scale. We believe our increased size resulting from the TSRE acquisition provides an enhanced platform to pursue accretive acquisitions and transformational opportunities.  The TSRE acquisition increased our number of units by 55%.  The TSRE acquisition has resulted in an increase in our market capitalization from the period prior to the TSRE acquisition and we expect this increase to continue, which should improve stockholder liquidity.

•

Improved portfolio quality.  We believe the portfolio of properties we acquired in the TSRE acquisition, or the TSRE portfolio, was among the newest property portfolios held by publicly traded REITs focused on owning apartments with an average property age of 11 years. We expect the TSRE portfolio will increase our operating efficiency because we believe the TSRE portfolio had a higher NOI margin than our existing portfolio prior to the TSRE acquisition. The TSRE acquisition improves the quality of our existing portfolio by increasing the percentage of properties we characterize as class A and improves average base rents. We expect additional benefits from the TSRE portfolio’s level of leasing activity and capacity for increased rents upon re-leasing.

•

Accelerates market penetration.  The TSRE acquisition has accelerated our regional market expansion strategy and we expect this acceleration to continue.  The TSRE portfolio provides enhanced geographic diversity within targeted regions, exposure to eight new quality markets and increased presence in three existing markets.

•

Expected immediate financial benefit.  We expect the operating results of the TSRE portfolio to be accretive to 2016 core funds from operations, or core FFO, per share, based on cost savings we expect to achieve and potential increases to NOI we expect will result from capital expenditures with respect to value-add properties that were in the TSRE portfolio. We refer to properties as value-add properties when they are in various phases of development, redevelopment or repositioning and where we believe that, through limited capital expenditures, we can achieve enhanced returns.

Pursuant to the merger agreement relating to the TSRE acquisition, or the TSRE merger agreement, on September 17, 2015, each outstanding share of common stock of TSRE was converted automatically into the right to receive (a) $3.80 in cash and (b) 0.4108 shares of our common stock, plus cash in lieu of fractional shares.  As a result, we paid approximately $139.8 million in cash as cash consideration and issued approximately 15.1 million shares of our common stock as equity consideration in the TSRE acquisition.  Immediately prior to the TSRE acquisition, the sole third party holder of common units, or TSR OP units, issued by Trade Street Operating Partnership, LP, the operating partnership of TSRE, or TSR OP, contributed all of their TSR OP units to IROP in exchange for approximately 1.9 million common units, or IROP units, issued by IROP. On a fully diluted basis (assuming the exchange of the IROP units for the equivalent number of shares of our common stock) following the closing of the TSRE acquisition, legacy IRT stockholders owned approximately 68% of the combined company, and former TSRE stockholders owned approximately 32% of the combined company.   These issuances occurred in connection with the following mergers contemplated by the TSRE merger agreement: (i) Adventure Merger Sub LLC, a wholly-owned subsidiary of IROP, or OP Merger Sub, merged with and into TSR OP, with TSR OP continuing as the surviving entity, and (ii) TSRE merged  with and into IRT Limited Partner, LLC, a wholly-owned subsidiary of IRT, or IRT LP LLC, with IRT LP LLC continuing as the surviving entity and a wholly-owned subsidiary of

IRT.  Any assets acquired by IRT LP LLC in this merger were subsequently contributed to IROP.  For further description of the financial impact of the TSRE acquisition on us, see “Part II-Item 8. Financial Statements and Supplementary Data-Note 3: TSRE Merger” below, or the financial statements TSRE merger note.  Our financing of the TSRE acquisition is discussed below, see “Financing Strategy.”

-Indianapolis Acquisition

In May 2015, we acquired an apartment community located in Indianapolis, Indiana for a purchase price of approximately $25.3 million.

Property Dispositions

In December 2015, we sold a 320 unit apartment property located in Tucson, Arizona for $33.6 million. We received net cash proceeds of approximately $14.1 million, after transaction costs and full repayment of the debt underlying the property. In February 2016, we sold a 222 unit apartment property located in Smyrna, Georgia for $18.0 million.  We received net cash proceeds of approximately $9.7 million, after transaction costs and full repayment of the debt underlying the property.  As discussed in “Financing Strategy” below, we used the net cash proceeds primarily to reduce our outstanding indebtedness. These property sales were part of our capital recycling strategy described below in “Financing Strategy” to sell properties which we believe have limited potential for further improvements to their operating results and/or fall outside our geographic focus.

In October 2015, we sold a parcel of land acquired in the TSRE acquisition for $3.4 million.

Financing Strategy

We intend to use prudent amounts of leverage in making our investments, which we historically defined as having total indebtedness of no more than approximately 65% of the combined initial purchase price of all of the properties in our portfolio. However, the amount of leverage we use may be significantly less or greater than we currently anticipate, subject to compliance with leverage restrictions in our indebtedness. We determined that the strategic long term benefits of the TSRE acquisition justified exceeding our historical leverage limits.   In connection with the TSRE acquisition, we entered into the KeyBank senior facility described below, the KeyBank interim facility described below, refinanced or assumed mortgages secured by TSRE properties and paid off our secured credit facility, or the HNB facility, with The Huntington National Bank. Our leverage rose to 68.1% at December 31, 2015 from 58.4% at December 31, 2014.  For further description of our indebtedness at December 31, 2015, see “Part II-Item 8. Financial Statements and Supplementary Data-Note 5: Indebtedness” below, or the financial statements indebtedness note.  We have implemented a strategy described below that seeks to prudently recycle our capital to reduce our leverage levels over time.

Simultaneously with the closing of the TSRE acquisition, IROP entered into a $325.0 million senior secured credit facility, or the KeyBank senior facility, with KeyBank, N.A., or KeyBank. The KeyBank senior facility consists of a revolving line of credit in an amount of up to $125.0 million, or the revolver, and a term loan in an amount of no less than $200.0 million, or the term loan. Up to 10% of the revolver is available for “swingline” loans, and up to 10% of the revolver is available for the issuance of letters of credit. Additionally, IROP has the right to request an increase the aggregate amount of the KeyBank senior facility to up to $450.0 million. The KeyBank senior facility will mature on September 17, 2018, three years from its closing date, subject to the option of IROP to extend the KeyBank senior facility for two additional 12-month periods upon IROP giving defined notice, no defaults or events of default thereunder existing or continuing, all IROP’s representations made therein being true in all material respects and the payment of an extension fee. As of December 31, 2015, there was $53.5 million of availability under the revolver and $0 of availability under the term loan.  For further description of the KeyBank Senior Facility, see the financial statements indebtedness note.

Simultaneously with the closing of the TSRE acquisition, we entered into a credit agreement with respect to a $120.0 million interim term loan facility, or the KeyBank interim facility. The KeyBank interim facility is structured as a 364-day secured term loan facility (with a maturity extension option for an additional six months upon IROP giving defined notice, no defaults or events of default thereunder existing or continuing, the principal amount of the KeyBank interim facility being reduced to no greater than $75.0 million and the payment of an extension fee) available in a single draw. IROP may prepay the KeyBank interim facility, in whole or in part, at any time without fee or penalty (other than as provided in a separate fee letter with the lenders), except for breakage costs associated with London interbank offered rate, or LIBOR, borrowings. IROP is required to reduce the principal amount outstanding under the KeyBank interim facility to no greater than $100.0 million within six months of closing of the facility and must apply 100% of all net proceeds from equity issuances, sales of assets, or refinancing of assets towards repaying the KeyBank interim facility.  At December 31, 2015, there was $0 of availability under the KeyBank interim facility. For further description of the KeyBank interim facility, see the financial statements indebtedness note.

Following the completion of the TSRE acquisition, we have instituted a strategy, which we refer to as our capital recycling strategy, seeking to reduce IRT’s leverage ratio over time by using the proceeds from sales of properties which are outside our core geographic footprint in the Southeastern United States or which we believe we have limited potential for further improvements to their operating results to repay a portion of our indebtedness. We began to implement this strategy in December 2015 by selling one property in Arizona and, in February 2016, selling a second property in Georgia.  We have also entered into agreements to sell a third property in Arizona and a fourth property in Colorado.  We have used the net proceeds of the properties we sold and expect to use the proceeds of these anticipated sales to reduce the outstanding balance of the KeyBank interim facility.  Additionally, the mortgage debt on five of our properties is maturing in April 2016 giving us the flexibility to sell or refinance these properties. We intend to use net proceeds from any sales or refinancing of these properties to further reduce the KeyBank interim facility.

In general, however, by operating on a leveraged basis, we expect to have more funds available for property acquisitions and other purposes, which we believe will allow us to acquire more properties than would otherwise be possible, resulting in a larger and more diversified portfolio. See “Part I-Item 1A. Risk Factors—Risks Associated with Debt Financing” below for more information about the risks related to operating on a leveraged basis.

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

Development and Structure of Our Company

We were formed as a Maryland corporation on March 26, 2009. RAIT acquired beneficial ownership of 100% of our outstanding common stock on January 20, 2011 for approximately $2.5 million and we commenced operations on April 29, 2011 upon our acquisition of six properties from RAIT. Since our formation, we have sold 26,448,300 shares of our common stock in four underwritten public offerings raising $238.4 million of gross proceeds. While RAIT has bought shares in several of these offerings and remains our largest single stockholder, RAIT’s ownership percentage has reduced after each offering. As of December 31, 2015 and March 9, 2016, RAIT owned 15.5% and 15.3% of the outstanding shares of our common stock, respectively.

We conduct our business through a traditional umbrella partnership REIT, or UPREIT, structure in which our properties are owned by our operating partnership, IROP, directly or through subsidiaries. We are the sole general partner of IROP. IROP was formed as a Delaware limited partnership on March 27, 2009. Substantially all of our assets are held by, and substantially all of our operations are conducted through, our operating partnership. As the sole general partner of our operating partnership, we have the exclusive power under the partnership agreement to manage and conduct its business. Since IROP’s formation, IROP has issued 3,207,868 IROP units to unaffiliated third parties as part of the consideration to acquire 23 properties in five transactions, including 1,925,419 IROP units issued in connection with the TSRE acquisition. These IROP units are exchangeable for the equivalent number of shares of common stock or the equivalent value in cash, at our option, in defined circumstances. From IROP’s formation through December 31, 2015, 52,937 IROP units held by unaffiliated third parties have been exchanged for 52,933 shares of our common stock with fractional units being settled in cash.  From December 31, 2015 through March 9, 2016, 204,115 IROP units held by unaffiliated third parties have been exchanged for 204,113 shares of our common stock with fractional shares being settled in cash.  As of December 31, 2015 and March 9, 2016, 3,154,931 and 2,950,816 IROP units held by unaffiliated third parties were outstanding.  We refer to these transactions as UPREIT transactions. Limited partners have certain limited approval and voting rights.

We are externally advised by our advisor pursuant to an advisory agreement and subject to the oversight of our board of directors. Our advisor, a RAIT subsidiary, was formed on March 26, 2009 and is responsible for managing our day-to-day business operations and identifying properties for us to acquire. We pay our advisor and its affiliates fees and reimburse them for expenses in connection with their services to us. We do not have any employees.  The items of compensation and reimbursement are outlined below in Item 8-“Financial Statements and Supplementary Data—Note 7. Related Party Transactions and Arrangements.”

RAIT Residential, our property manager, was formed on April 9, 2009 as an indirect subsidiary of Jupiter Realty Corporation, a Chicago-based residential and commercial real estate firm established in 1985. In May 2009, RAIT acquired a 75% controlling equity interest in our property manager. In July 2015, RAIT acquired the remaining 25% of its equity, making it RAIT’s wholly-owned subsidiary.   Our property manager is a full-service apartment property management company that, as of December 31, 2015, employs approximately 500 staff and professionals and manages approximately 20,000 apartment units, including 13,724 units owned by us. Our property manager provides services to us in connection with the rental, leasing, operation and management of our properties.

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

Income Taxes

We have elected to be taxed as a REIT beginning with the taxable year ended December 31, 2011. Accordingly, we recorded no income tax expense for the years ended December 31, 2015, 2014 and 2013.

To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our ordinary taxable income to stockholders. As a REIT, we generally are not subject to federal income tax on taxable income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income taxes on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and core FFO; however, we believe that we are organized and operate in such a manner as to qualify and maintain treatment as a REIT and intend to operate in such a manner so that we will remain qualified as a REIT for federal income tax purposes.   For a discussion of the tax implications of our REIT status to us and our stockholders, see “Material U.S. Federal Income Tax Considerations” contained in Exhibit 99.1 to this Annual Report on Form 10-K.

The table below reconciles the differences between reported net income (loss), total taxable income and estimated REIT taxable income for the three years ended December 31, 2015 (dollars in thousands):

	For the Years Ended December 31
	2015	2014	2013
Net Income	$30,156	$2,944	$1,274
Add (deduct):
Depreciation and amortization differences	334	489	(1,297)
Gain/loss differences	(3,175)	(2,882)	-
Gain recognized on TSRE Acquisition	(64,604)	-	-
Other book to tax differences:
Capitalized acquisition costs	20,973	1,740	116
Share-based compensation expense	495	126	77
Other	6	3	5
Total taxable income (loss)	$(15,815)	$2,420	$175
Deductible capital gain distribution	(4,376)	-	-
Taxable (income)/loss allocable to noncontrolling interest	1,010	(16)	(49)
Estimated REIT taxable income (loss) before dividends paid deduction	$(19,181)	$2,404	$126

For the year ended December 31, 2015, the estimate REIT taxable loss before dividends paid deduction is primarily attributable to prepayment penalties incurred on the mortgage debt that was assumed as part of, and paid off upon closing of, the TSRE acquisition.

 For the year ended December 31, 2015, the tax classification of our dividends on common shares was as follows:

Record Date	Payment Date	Dividend Paid	Ordinary Income	Qualified Dividend	Total Capital Gain Distribution	Unrecaptured Section 1250 Gain	Return of Capital
1/30/2015	2/17/2015	$0.0600	$-	$-	$0.0101	$0.0101	$0.0499
2/27/2015	3/16/2015	$0.0600	-	-	0.0101	0.0101	0.0499
3/31/2015	4/15/2015	$0.0600	-	-	0.0101	0.0101	0.0499
4/30/2015	5/15/2015	$0.0600	-	-	0.0101	0.0101	0.0499
5/29/2015	6/15/2015	$0.0600	-	-	0.0101	0.0101	0.0499
6/30/2015	7/15/2015	$0.0600	-	-	0.0101	0.0101	0.0499
7/31/2015	8/17/2015	$0.0600	-	-	0.0101	0.0101	0.0499
8/29/2015	9/15/2015	$0.0600	-	-	0.0101	0.0101	0.0499
9/15/2015	10/15/2015	$0.0340	-	-	0.0057	0.0057	0.0283
9/30/2015	10/15/2015	$0.0260	-	-	0.0044	0.0044	0.0216
10/30/2015	11/16/2015	$0.0600	-	-	0.0101	0.0101	0.0499
11/30/2015	12/15/2015	$0.0600	-	-	0.0101	0.0101	0.0499
12/31/2015	01/15/2016	$0.0600	-	-	0.0101	0.0101	0.0499
		$0.7200	$-	$-	$0.1212	$0.1212	$0.5988

For the year ended December 31, 2014, the tax classification of our dividends on common shares was as follows:

Record Date	Payment Date	Dividend Paid	Ordinary Income	Qualified Dividend	Return of Capital
1/31/2014	2/15/2014	$0.06	$0.0209	$-	$0.0391
2/28/2014	3/15/2014	0.06	0.0209	-	0.0391
3/31/2014	4/15/2014	0.06	0.0209	-	0.0391
4/30/2014	5/15/2014	0.06	0.0209	-	0.0391
5/31/2014	6/15/2014	0.06	0.0209	-	0.0391
6/30/2014	7/15/2014	0.06	0.0209	-	0.0391
7/31/2014	8/15/2014	0.06	0.0209	-	0.0391
8/29/2014	9/15/2014	0.06	0.0209	-	0.0391
9/30/2014	10/15/2014	0.06	0.0209	-	0.0391
10/31/2014	11/15/2014	0.06	0.0209	-	0.0391
11/30/2014	12/15/2014	0.06	0.0209	-	0.0391
12/31/2014	01/15/2015	0.06	0.0209	-	0.0391
		$0.72	$0.2509	$-	$0.4691

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

Risks Related to Our Business and Operations

Our portfolio of properties consists primarily of apartment communities concentrated in certain markets and any adverse developments in local economic conditions or in the demand for apartment units in these markets may cause our operating results to decline.

Our portfolio of properties consists primarily of apartment communities geographically concentrated in the Southeastern United States. Alabama, Florida, Georgia, North Carolina, South Carolina, Tennessee and Texas comprised 0.48%, 1.21%, 6.66%, 7.02%, 3.47%, 10.24%, and 9.43%, respectively, of our rental revenue for the year ended December 31, 2015. As such, we are susceptible to local economic conditions and the supply of and demand for apartment units in these markets. If there is a downturn in the local economy or an oversupply of or decrease in demand for apartment units in these markets, our business could be harmed to a greater extent than if we owned a real estate portfolio that was more diversified in terms of both geography and industry focus.

Adverse economic conditions may reduce or eliminate our returns and profitability and, as a result, our ability to make distributions to our stockholders.

Our operating results may be affected by market and economic challenges, which may reduce or eliminate our returns and profitability and, as a result, our ability to make distributions to our stockholders. These market and economic challenges include, principally, the following:

•

any future downturn in the U.S. economy and the related reduction in spending, reduced home prices and high unemployment may result in tenant defaults under leases, vacancies at our apartment communities and concessions or reduced rental rates under new leases due to reduced demand;

•

the rate of household formation or population growth in our markets or a continued or exacerbated economic slow-down experienced by the local economies where our properties are located or by the real estate industry generally may result in changes in supply of or demand for apartment units in our markets; and

•

the failure of the real estate market to attract the same level of capital investment in the future that it attracts at the time of our purchases or a reduction in the number of companies seeking to acquire properties may result in the value of our investments not appreciating or decreasing significantly below the amount we pay for these investments.

 The length and severity of any economic slow-down or downturn cannot be predicted. Our operations and, as a result, our ability to make distributions to our stockholders could be negatively affected to the extent that an economic slow-down or downturn is prolonged or becomes severe.

 We depend on residents for revenue, and vacancies, resident defaults or lease terminations may cause a material decline in our operating results.

The success of our investments depends upon the occupancy levels, rental revenue and operating expenses of our apartment communities. Our revenues may be adversely affected by the general or local economic climate, local real estate considerations (such as oversupply of or reduced demand for apartment units), the perception by prospective residents of the safety, convenience and attractiveness of the areas in which our apartment communities are located (including the quality of local schools and other amenities) and increased operating costs (including real estate taxes and utilities).

Occupancy rates and rents at a community, including apartment communities that are newly constructed or in the lease-up phase, may fail to meet our original expectations for a number of reasons, including changes in market and economic conditions beyond our control and the development by competitors of competing communities and we may be unable to complete lease-up of a community on schedule, resulting in increased construction and financing costs and a decrease in expected rental revenues.

Vacancy rates may increase in the future and we may be unable to lease vacant units or renew expiring leases on attractive terms, or at all, and we may be required to offer reduced rental rates or other concessions to residents. Our revenues may be lower as a result of lower occupancy rates, increased turnover, reduced rental rates, increased economic concessions and potential increases in uncollectible rent. In addition, we will continue to incur expenses, including maintenance costs, insurance costs and property taxes, even though a property maintains a high vacancy rate. Our financial performance will suffer if our revenues decrease or our costs increase as a result of this trend.

The underlying value of our properties and our ability to make distributions to our stockholders will depend upon our ability to lease our available apartment units and the ability of our residents to generate enough income to pay their rents in a timely manner. Our residents’ inability to pay rents may be impacted by employment and other constraints on their personal finances, including debts, purchases and other factors. Upon a resident default, we will attempt to remove the resident from the premises and re-lease the unit as promptly as possible. Our ability and the time required to evict a resident, however, will depend on applicable law. Substantially all of the leases for our properties are short-term leases (generally, one year or less in duration). As a result, our rental income and our cash flow are impacted by declines in market conditions more quickly than if our leases were for longer terms.

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

We may fail to consummate some or all potential property dispositions and possible refinancing and financing transactions we disclose individually or in the aggregate, whether as part of our capital recycling strategy or otherwise, which could have a material adverse impact on our liquidity, including our ability to ability to repay the KeyBank interim facility, and otherwise reduce our leverage.

We have instituted a capital recycling strategy that contemplates selling properties and may disclose other potential property dispositions, whether individually or in the aggregate, at any time and from time to time. We may disclose our plans to sell one or more properties prior to offering such properties for sale, identifying or negotiating with potential buyers, entering into letters of intent or if entering into a purchase and sale agreement. These letters of intent are generally non-binding. If we enter into a legally binding purchase and sale agreement to dispose of a property, any disposition may be subject to the satisfaction of various closing conditions, and there can be no assurance that these conditions will be satisfied or that the disposition will close on the terms described, or at all. If we fail to consummate these dispositions, we will not have the use of the proceeds of the dispositions and may not be able to carry out our intended plans for such proceeds or may have to obtain liquidity from alternative sources on less favorable terms.  We have disclosed possible refinancing and financing transactions which may generate additional proceeds for us.  None of these proposed transactions are binding and we cannot assure you we will be able to consummate any of the proposed refinancing and financing transactions. To the extent we intend to use proceeds of property sales or refinancing and financing transactions to reduce our leverage by repaying our indebtedness, any such failure may cause us not to have the liquidity necessary to repay our indebtedness in accordance with its terms or we may be required to obtain such liquidity from such alternative sources.  As a result, failure to consummate one or more of the pending property dispositions or any of the proposed refinancing and financing transactions could have a material adverse impact on our financial condition, results of operations and the market price of our common stock.

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

If we fail to maintain an effective system of integrated internal controls, we may not be able to accurately report our financial results and may be required to incur additional costs and divert management resources.

We depend on our ability to produce accurate and timely financial statements in order to run our business. If we fail to do so, our business could be negatively affected and our independent registered public accounting firm may be unable to attest to the accuracy of our financial statements. A deficiency in internal control exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent, or detect and correct, misstatements on a timely basis. A significant deficiency is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of a registrant’s financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control, such that there is a reasonable possibility that a material misstatement of the entity’s financial statements will not be prevented or detected and corrected, on a timely basis by the Company’s internal controls.

We previously determined that a material weakness in internal controls over financial reporting existed as of December 31, 2014 and had remediated it as of December 31, 2015.  A description of this material weakness and remediation is provided in Part II, Item 9A—“Controls and Procedures” of this Annual Report on Form 10-K.   Although we continuously monitor the design, implementation and operating effectiveness of our internal controls over financial reporting and disclosure controls and procedures, there can be no assurance that significant deficiencies or material weaknesses will not occur in the future.  If we fail to maintain effective internal controls and disclosure controls in the future, it could result in a material misstatement of our financial statements that may not be prevented or detected on a timely basis, which could cause investors, analysts and others to lose confidence in our reported financial information. Our inability to remedy any additional deficiencies or material weaknesses that may be identified in the future could, among other things, cause us to fail to file timely our periodic reports with the SEC (which may have a material adverse effect on our ability to access the capital markets); prevent us from providing reliable and accurate financial information and forecasts or from avoiding or detecting fraud; or require us to incur additional costs or divert management resources to achieve compliance.

We may be unable to integrate TSRE with our business successfully and realize the anticipated synergies and other benefits of the TSRE acquisition or do so within the anticipated timeframe.

The TSRE acquisition closed in September 2015.  We expect to benefit from the elimination of duplicative costs associated with supporting a public company platform and using the best available technology and systems of the combined company. We expect to realize these savings upon full integration of TSRE into our operations, which we expect to occur during 2016. However, we will be required to devote significant management attention and resources to integrating the business practices and operations of IRT and TSRE. Potential difficulties we may encounter in the integration process include the following:

•

the inability to successfully combine the businesses of IRT and TSRE in a manner that permits us to achieve the cost savings anticipated to result from the TSRE acquisition, which would result in the anticipated benefits of the TSRE acquisition not being realized in the timeframe currently anticipated or at all;

•	the complexities associated with managing the combined businesses out of several different locations and integrating personnel from the two companies;
•	the additional complexities of combining two companies with different histories, cultures, markets and tenant bases;
•	potential unknown liabilities and unforeseen increased expenses, delays or regulatory conditions associated with the TSRE acquisition; and
•	performance shortfalls as a result of the diversion of management’s attention caused by completing the TSRE acquisition and integrating the companies’ operations.

For all these reasons, it is possible that the integration process could result in the disruption of our ongoing business or inconsistencies in our operations, services, standards, controls, procedures and policies, any of which could adversely affect the ability of the combined company to maintain relationships with tenants, vendors and employees or to achieve the anticipated benefits of the TSRE acquisition, or could otherwise adversely affect the business and financial results of the combined company.

Our level of indebtedness increased upon completion of the TSRE acquisition, which increased our related risks.

As of December 31, 2015, we had indebtedness of $975.8 million. In connection with the TSRE acquisition, we entered into the KeyBank senior facility and the KeyBank interim facility and assumed certain indebtedness of TSRE.  As a result we will be subject to increased risks associated with debt financing, including an increased risk that our cash flow could be insufficient to meet required payments on our debt.

Our increased indebtedness could have important consequences to holders of our common stock, including:

•	increasing our vulnerability to general adverse economic and industry conditions;
•	limiting our ability to obtain additional financing to fund future working capital, capital expenditures and other general corporate requirements;
•

requiring the use of a substantial portion of our cash flow from operations for the payment of principal and interest on its indebtedness, thereby reducing its ability to use its cash flow to fund working capital, acquisitions, capital expenditures and general corporate requirements;

•	limiting our flexibility in planning for, or reacting to, changes in its business and its industry; and
•	putting us at a disadvantage compared to our competitors with less indebtedness.

In addition, if we default under any of our outstanding loans, we will automatically be in default under any other loan that has cross-default provisions, and we may lose the properties securing these loans.

A change in the United States government policy with regard to Fannie Mae and Freddie Mac could impact our financial condition.

Fannie Mae and Freddie Mac are a major source of financing for the multifamily residential real estate sector. We and other multifamily companies depend heavily on Fannie Mae and Freddie Mac to finance growth by purchasing or guarantying apartment loans and to refinance outstanding indebtedness as it matures. In February 2011, the Obama Administration released a report to Congress which included options, among others, to gradually shrink and eventually shut down Fannie Mae and Freddie Mac. In August 2012, the U.S. Treasury modified its investment in Fannie Mae and Freddie Mac to accelerate the reduction of Fannie Mae’s and Freddie Mac’s investment portfolio and to require a sweep of all quarterly profits generated by Fannie Mae and Freddie Mac.

In March 2013, proposed legislation was introduced in the U.S. Senate to sell the assets of Fannie Mae and Freddie Mac over the next five years and to replace the firms’ roles in the housing market with government bond insurance. If this or similar legislation is enacted, the absence of Fannie Mae and Freddie Mac may restrict financing for the multifamily residential real estate sector and, therefore, may adversely affect our business.

We do not know when or if Fannie Mae or Freddie Mac will further restrict their support of lending to the multifamily industry or to us in particular. If new U.S. government regulations (i) heighten Fannie Mae’s and Freddie Mac’s underwriting standards, (ii) adversely affect interest rates and (iii) continue to reduce the amount of capital they can make available to the multifamily sector, it could reduce or remove entirely a vital resource for multifamily financing. Any potential reduction in loans, guarantees and credit-enhancement arrangements from Fannie Mae and Freddie Mac could jeopardize the effectiveness of the multifamily sector’s available financing and decrease the amount of available liquidity and credit that could be used to acquire and diversify our portfolio of multifamily assets, as well as dispose of our multifamily assets upon our liquidation, and our ability to refinance our existing mortgage obligations as they come due and obtain additional long-term financing for the acquisition of additional multifamily apartment communities on favorable terms or at all.

 If we are not able to cost-effectively maximize the life of our properties, we may incur greater than anticipated capital expenditure costs, which may adversely affect our ability to make distributions to our stockholders.

 As of December 31, 2015, the average age of our apartment communities was approximately 10 years, after adjusting for significant renovations. While the majority of our properties are newly-constructed or have undergone substantial renovations by prior owners since they were constructed, older properties may carry certain risks including unanticipated repair costs associated with older properties, increased maintenance costs as older properties continue to age, and cost overruns due to the need for special materials and/or fixtures specific to older properties. Although we take a proactive approach to property preservation, utilizing a preventative maintenance plan, and selective improvements that mitigate the cost impact of maintaining exterior building features and aging building components, if we are not able to cost-effectively maximize the life of our properties, we may incur greater than anticipated capital expenditure costs which may adversely affect our ability to make distributions to our stockholders.

 Our growth will depend upon future acquisitions of multifamily apartment communities, and we may be unable to complete acquisitions on advantageous terms or acquisitions may not perform as we expect.

 Our growth will depend upon future acquisitions of multifamily apartment communities, which entails various risks, including risks that our investments may not perform as we expect. Further, we will face competition for attractive investment opportunities from other real estate investors, including local real estate investors and developers, as well as other multifamily REITs, income-oriented non-traded REITs, and private real estate fund managers, and these competitors may have greater financial resources than us and a greater ability to borrow funds to acquire properties. This competition will increase as investments in real estate become increasingly attractive relative to other forms of investment. As a result of competition, we may be unable to acquire additional properties as we desire or the purchase price may be significantly elevated. In addition, our acquisition activities pose the following risks to our ongoing operations:

•	we may not achieve the increased occupancy, cost savings and operational efficiencies projected at the time of acquiring a property;
•	management may incur significant costs and expend significant resources evaluating and negotiating potential acquisitions, including those that we subsequently are unable to complete;
•	we may acquire properties that are not initially accretive to our results upon acquisition, and we may not successfully manage and operate those properties to meet our expectations;
•	we may acquire properties outside of our existing markets where we are less familiar with local economic and market conditions;
•	some properties may be worth less or may generate less revenue than, or simply not perform as well as, we believed at the time of the acquisition;
•	we may be unable to assume mortgage indebtedness with respect to properties we seek to acquire or obtain financing for acquisitions on favorable terms or at all;
•	we may forfeit earnest money deposits with respect to acquisitions we are unable to complete due to lack of financing, failure to satisfy closing conditions or certain other reasons;
•	we may spend more than budgeted to make necessary improvements or renovations to acquired properties; and
•

we may acquire properties without any recourse, or with only limited recourse, for liabilities, whether known or unknown, such as clean-up of environmental contamination, claims by tenants, vendors or other persons against the former owners of the properties, and claims for indemnification by general partners, trustees, officers, and others indemnified by the former owners of the properties.

 Our growth depends on securing external sources of capital that are outside of our control, which may affect our ability to take advantage of strategic opportunities, satisfy debt obligations and make distributions to our stockholders.

 In order to maintain our qualification as a REIT, we are generally required under the Code to distribute annually at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain. In addition, we will be subject to income tax at regular corporate rates to the extent that we distribute less than 100% of our net taxable income, including any net capital gains. Because of these distribution requirements, we may not be able to fund future capital needs, including any necessary acquisition financing, from operating cash flow. Consequently, we may rely on third-party sources to fund our capital needs. We may not be able to obtain financing on favorable terms or at all. Any additional debt we incur will increase our leverage. If we issue additional equity securities to finance developments and acquisitions instead of incurring debt, the interests of our existing stockholders could be diluted. Our access to third-party sources of capital depends, in part, on:

•	general market conditions;
•	the market’s perception of our growth potential;
•	our current debt levels;
•	our current and expected future earnings;
•	our cash flow and cash distributions; and
•	the market price per share of our common stock.

  If we cannot obtain capital from third-party sources, we may not be able to acquire properties when strategic opportunities exist, meet the capital and operating needs of our existing properties or satisfy our debt service obligations. Further, in order to meet the REIT distribution requirements and maintain our REIT status and to avoid the payment of income and excise taxes, we may need to borrow funds on a short-term basis even if the then-prevailing market conditions are not favorable for these borrowings. These short-term borrowing needs could result from differences in timing between the actual receipt of cash and inclusion of income for U.S. federal income tax purposes or the effect of non-deductible capital expenditures, the creation of reserves, certain restrictions on distributions under loan documents or required debt or amortization payments.

 To the extent that capital is not available to acquire properties, profits may not be realized or their realization may be delayed, which could result in an earnings stream that is less predictable than some of our competitors and result in us not meeting our projected earnings and distributable cash flow levels in a particular reporting period. Failure to meet our projected earnings and distributable cash flow levels in a particular reporting period could have an adverse effect on our financial condition and on the market price of our common stock.

We may increase our debt or raise additional capital in the future, which could adversely affect our financial condition and growth prospects.

To execute our business strategy, we will require additional capital. Debt or equity financing, however, may not be available to us on terms acceptable to us, if at all. If we incur additional debt or raise equity through the issuance of preferred stock, the terms of the debt or preferred stock issued may give the holders rights, preferences and privileges senior to those of holders of our common stock, particularly in the event of liquidation. The terms of any new debt may also impose additional and more stringent restrictions on our operations than we currently have. If we raise funds through the issuance of additional common equity, either through public or private offerings or rights offerings, the percentage ownership of our stockholders would decline. If we are unable to raise additional capital when needed, it could affect our financial condition and growth prospects.

We may be subject to contingent or unknown liabilities related to properties or business that we have acquired or may acquire for which we may have limited or no recourse against the sellers.

The properties or businesses that we have acquired or may acquire may be subject to unknown or contingent liabilities for which we have limited or no recourse against the sellers. Unknown liabilities might include liabilities for, among other things, cleanup or remediation of undisclosed environmental conditions, liabilities under the Employee Retirement Income Security Act of 1974, as amended, or ERISA, claims of residents, vendors or other persons dealing with the entities prior to the acquisition of such property, tax liabilities, and accrued but unpaid liabilities whether incurred in the ordinary course of business or otherwise. Because many liabilities, including tax liabilities, may not be identified within the applicable contractual indemnification period, we may have no recourse against any of the owners from whom we acquired such properties for these liabilities. The existence of such liabilities could significantly adversely affect the value of the property subject to such liability. As a result, if a liability were asserted against us based on ownership of any of such properties, then we might have to pay substantial sums to settle it, which could adversely affect our cash flows.

Representations and warranties made by us in connection with sales of our properties may subject us to liability that could result in losses and could harm our operating results and, therefore distributions we make to our stockholders.

When we sell a property, we may be required to make representations and warranties regarding the property and other customary items.   In the event of a breach of such representations or warranties, the purchaser of the property may have claims for damages against us, rights to indemnification from us or otherwise have remedies against us. In any such case, we may incur liabilities that could result in losses and could harm our operating results and, therefore distributions we make to our stockholders.

A pending purported class action lawsuit or other lawsuits could result in substantial costs.

On June 11, 2015, three purported stockholders filed a complaint in the Circuit Court of Maryland for Baltimore City on behalf of a putative class of TSRE stockholders and naming as defendants TSRE’s Board of Directors, or the individual defendants, and TSRE.  The case is captioned Tony Blank Family Trust et al. v. Trade Street Residential, Inc. et al., Case No. 24-C-15-003081, or the Blank action.  This lawsuit is described in “Part I-Item 3. Legal Proceedings.”  IRT, as successor by the TSRE merger to TSRE, and the individual defendants intend to vigorously defend against the claim.   No assurance can be given that the matter will be resolved favorably to us. We have included in our loss contingency an estimate of probable loss relating to our legal defense costs in connection with this matter, including costs associated with the indemnification of directors, but currently cannot reasonably estimate any further possible loss, or any range of reasonably possible loss, in connection with this matter. It is possible that additional lawsuits may be filed against TSRE or us asserting similar or different claims, raising similar risks.  There can be no assurance that any of the defendants will prevail in the pending litigation or in any future litigation. In addition, we are subject to various other legal proceedings and claims that arise in the ordinary course of our business operations.   The defense or settlement of any lawsuit or claim may adversely affect our business, financial condition, or results of operations.

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

Our board of directors determines our major policies, including those regarding our investment objectives and strategies, financing, growth, debt capitalization, REIT qualification and distributions. Our board of directors may amend or revise these and other policies without a vote of the stockholders. Under our charter and the Maryland General Corporation Law, our stockholders generally have a right to vote only on the following matters:

•	the election or removal of directors;
•	the amendment of our charter, except that our board of directors may amend our charter without stockholder approval to:
•	change our name;

•	change the name or other designation or the par value of any class or series of stock and the aggregate par value of our stock;
•	increase or decrease the aggregate number of our authorized shares;
•	increase or decrease the number of our shares of any class or series of stock that we have the authority to issue; and
•	effect certain reverse stock splits;
•	our dissolution; and
•	our being a party to any acquisition, consolidation, sale or other disposition of substantially all of our assets or statutory share exchange.

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

Because of our holding company structure, we depend on our operating partnership, IROP, and its subsidiaries for cash flow; however, we will be structurally subordinated in right of payment to the obligations of IROP and its subsidiaries.

We are a holding company with no business operations of our own. Our only significant asset is and will be the partnership interests in IROP. We conduct, and intend to continue to conduct, all of our business operations through IROP. Accordingly, our only source of cash to pay our obligations is distributions from IROP and its subsidiaries of their net earnings and cash flows. We cannot assure you that IROP or its subsidiaries will be able to, or be permitted to, make distributions to us that will enable us to make distributions to our stockholders from cash flows from operations. Each of IROP’s subsidiaries is a distinct legal entity and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from such entities. In addition, because we are a holding company, your claims as stockholders will be structurally subordinated to all existing and future liabilities and obligations of IROP and its subsidiaries. Therefore, in the event of our bankruptcy, liquidation or reorganization, our assets and those of IROP and its subsidiaries will be able to satisfy your claims as stockholders only after all of our and IROP’s and its subsidiaries’ liabilities and obligations have been paid in full.

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

If we internalize our management functions, the interest of current stockholders’ in our company could be diluted, and we could incur other significant costs associated with being self-managed.

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

•	competition between us and RAIT for the time and services of personnel that work for both of us;
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

Our board of directors has granted an exception for RAIT and its subsidiaries to own, in the aggregate, up to 100% of our outstanding common stock. As of March 9, 2016, RAIT beneficially owned 7,269,719 shares of our common stock, which represented approximately 15.3% of our outstanding common stock. As a result RAIT will continue to have significant influence over our affairs and could exercise such influence in a manner that is not in the best interests of our other stockholders, including the ability to effectively prevent the approval of certain matters submitted to our stockholders for approval such as charter amendments, certain mergers and other extraordinary transactions. Conversely, RAIT’s concentrated voting control could result in the consummation of such a transaction that our other stockholders and our board do not support and would significantly influence the election of our directors.

We may be obligated to pay our advisor quarterly incentive fees even if we incur a net loss during a particular quarter and our advisor will receive a base management fee regardless of the performance of our portfolio.

Our advisor is entitled to a quarterly incentive fee equal to 20% of the amount of our pre-incentive fee core FFO that exceeds $0.20 per weighted average share-diluted as of the end of any calendar quarter. Our core FFO for a particular quarter will exclude the effect of any unrealized gains, losses or other items during that quarter that do not affect realized net income, even if these adjustments result in a net loss on our statement of operations for that quarter. Thus, we may be required to pay our advisor an incentive fee for a fiscal quarter even if we incur a net loss for that quarter as determined in accordance with U.S. generally accepted accounting principles, or GAAP. In addition, our advisor is entitled to receive a base management fee equal to 0.375% of our “equity,” as of last day of such quarter, as such equity is defined in our advisory agreement with our advisor, regardless of our performance or its performance in managing our business. We refer to such equity as the incentive fee equity.  Our advisor will also receive reimbursement of expenses and fees incurred directly on our behalf regardless of its or our performance. As a result, even if our advisor does not identify profitable investment opportunities for us, it will still receive material compensation from us. This compensation structure may reduce our advisor’s incentive to devote time and effort to seeking profitable opportunities for our portfolio.

We may compete with other entities affiliated with RAIT for tenants.

RAIT and its affiliates are not prohibited from engaging, directly or indirectly, in any other business or from possessing interests in any other business ventures, including ventures involved in the acquisition, development, ownership, management, leasing or sale of real estate. RAIT currently owns two properties in the same market as our Tresa at Arrowhead property, one property in the same market as our Heritage Trace property, one property in the same market as our The Crossings and Arbors at the Reservoir properties, one property in the same market as our Copper Mill and Iron Rock Ranch properties, and one property in the same market as our Lenox Place property. Although RAIT’s primary focus is providing debt financing rather than acquiring apartment properties, RAIT and/or its affiliates may in the future own, manage or finance properties in the same geographical areas in which we expect to acquire real estate assets. Therefore, our properties may compete for tenants with other properties owned, managed or financed by RAIT and its affiliates. RAIT may face conflicts of interest when evaluating tenant opportunities for our properties and other properties owned, managed or financed by RAIT and its affiliates, and these conflicts of interest may lessen our ability to attract and retain tenants.

Our executive officers have interests that may conflict with the interests of stockholders.

Our executive officers are also affiliated with or are executive officers and stockholders of RAIT. These individuals may have personal and professional interests that conflict with the interests of our stockholders with respect to business decisions affecting us and IROP. As a result, the effect of these conflicts of interest on these individuals may influence their decisions affecting the negotiation and consummation of the transactions whereby we acquire apartment properties in the future from RAIT, or in the allocation of investment opportunities to us by RAIT or its affiliates.

We may pursue less vigorous enforcement of terms of any agreements between us and RAIT because of conflicts of interest with our senior management team.

Our executive officers, one of whom is also chairman of our board of directors, have ownership interests in and professional responsibilities with RAIT and its affiliates, which have numerous agreements with us. We may choose not to enforce, or to enforce less vigorously, our rights under these agreement due to our ongoing relationship between our executive officers and RAIT.

We face conflicts of interest relating to financing arrangements with RAIT for the acquisition of apartment properties that would not be present with third-party financing.

At December 31, 2015, two of our apartment properties were subject to financing provided by an affiliate of RAIT. RAIT may make financing available to us in the future. Such financing arrangements may involve conflicts of interest not otherwise present with other methods of financing, including:

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

Our advisor and its affiliates receive fees and other compensation based upon the incentive fee equity and our core FFO, which may impact operating decisions, and as a result, affect any investment in our securities.

Our advisor and its affiliates receive fees based, in part, on the incentive fee equity and our core FFO, and are in a position to make decisions about our operation, in ways that could maximize fees payable to our advisor and its affiliates. Some compensation is payable to our advisor whether or not there is cash available to make distributions to our stockholders. As a result, our advisor and its affiliates may benefit from strategies that increase incentive fee equity and core FFO, while our stockholders may be better served by strategies that reduce incentive fee equity and core FFO.

The incentive fee we pay our advisor may induce it to make riskier investments.

The incentive fee payable by us to our advisor is determined based on incentive fee equity, which may create an incentive for our advisor to make investments that are risky or more speculative than would otherwise be in our best interests. In evaluating investments and other management strategies, the incentive fee structure may lead our advisor to place undue emphasis on the maximization of incentive fee equity at the expense of other criteria, such as preservation of capital, in order to increase its incentive fee. Investments with higher yields generally have higher risk of loss than investments with lower yields, and could result in higher investment losses, particularly during cyclical economic downturns, which could adversely affect the trading price of our common stock.

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

General Risks Related to Investments in Real Estate

We face numerous risks associated with the real estate industry that could adversely affect our results of operations through decreased revenues or increased costs.

 As a real estate company, we are subject to various changes in real estate conditions and any negative trends in such real estate conditions may adversely affect our results of operations through decreased revenues or increased costs. These conditions include:

•

changes in national, regional and local economic conditions, which may be negatively impacted by concerns about inflation, deflation, government deficits, high unemployment rates, decreased consumer confidence and liquidity concerns, particularly in markets in which we have a high concentration of properties;

•	fluctuations in interest rates, which could adversely affect our ability to obtain financing on favorable terms or at all;
•	the inability of residents to pay rent;
•

the existence and quality of the competition, such as the attractiveness of our properties as compared to our competitors’ properties based on considerations such as convenience of location, rental rates, amenities and safety record;

•	increased operating costs, including increased real property taxes, maintenance, insurance and utilities costs;
•	weather conditions that may increase or decrease energy costs and other weather-related expenses;

•	civil unrest, acts of God, including earthquakes, floods, hurricanes and other natural disasters, which may result in uninsured losses, and acts of war or terrorism;
•	oversupply of multifamily housing or a reduction in demand for real estate in the markets in which our properties are located;
•	a favorable interest rate environment that may result in a significant number of potential residents of our multifamily apartment communities deciding to purchase homes instead of renting;
•	changes in, or increased costs of compliance with, laws and/or governmental regulations, including those governing usage, zoning, the environment and taxes; and
•	rent control or stabilization laws, or other laws regulating rental housing, which could prevent us from raising rents to offset increases in operating costs.

 The illiquidity of real estate investments could make it difficult for us to respond to changing economic, financial, and investment conditions or changes in the operating performance of our properties, which could reduce our cash flows and adversely affect results of operations.

Real estate investments are relatively illiquid and may become even more illiquid during periods of economic downturn.  As a result, we will have a limited ability to vary our portfolio in response to changes in economic, financial and investment conditions or changes in the operating performance of our properties. We may not be able to sell a property or properties quickly or on favorable terms in response to changes in the economy or other conditions when it otherwise may be prudent to do so. This inability to respond quickly to changes in the performance of our properties as a result of an economic or market downturn could adversely affect our results of operations if we cannot sell an unprofitable property.

We will also have a limited ability to sell assets in order to fund working capital, repay debt and similar capital needs. Our financial condition could be adversely affected if we were, for example, unable to sell one or more of our properties in order to meet our debt obligations upon maturity. We cannot predict whether we will be able to sell any property for the price or on the terms set by us, or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We also cannot predict the length of time needed to find a willing purchaser and to close the sale of a property. We also may be required to expend funds to correct defects or to make improvements before a property can be sold, and we cannot assure you that we will have funds available to correct those defects or to make those improvements. Our inability to dispose of assets at opportune times or on favorable terms could adversely affect our cash flows and results of operations.

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

We may make investments in properties that have existing cash flow which are in various phases of development, redevelopment or repositioning and where we believe that, through limited capital expenditures, we can achieve enhanced returns (which we refer to as value-add properties), which may cause our revenues and net income to fluctuate significantly from one period to another. Projects do not produce revenue while in development or redevelopment. We have identified a number of properties in the TSRE portfolio as value-add properties and intend to make capital expenditures on such properties.  During any period when the number of our projects in development or redevelopment or those with significant capital requirements increases without a corresponding increase in stable revenue-producing properties, our revenues and net income will likely decrease and we could have losses. Moreover, value-add properties subject us to the risks of higher than expected construction costs, failure to complete projects on a timely basis, failure of the properties to perform at expected levels upon completion of development or redevelopment, and increased borrowings necessary to fund higher than expected construction or other costs related to the project. The occurrence of one or more of these risks could decrease our core FFO.

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

Any mortgage debt which we place on properties may prohibit prepayment and/or impose a prepayment penalty upon the sale of a mortgaged property. If a lender invokes these prohibitions or penalties upon the sale of a property or prepayment of a mortgage on a property, the cost to us to sell the property could increase substantially. This could decrease the proceeds from a sale or refinancing or make the sale or refinancing impractical, which may lead to a reduction in our income, which would reduce core FFO and, accordingly, our distributions to stockholders.

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

In providing financing to us, a lender may impose restrictions on us that would affect our ability to incur additional debt, make certain investments, reduce liquidity below certain levels, make distributions to our stockholders and otherwise affect our distribution and operating policies. Our KeyBank senior facility includes restrictions and requirements relating to the incurrence of debt, permitted investments, maintenance of insurance, mergers and sales of assets and transactions with affiliates. We expect that any other loan agreements we enter into will contain similar covenants and may also impose other restrictions and limitations. Any such covenants, restrictions or limitations may limit our ability to make distributions to you and could make it difficult for us to satisfy the requirements necessary to maintain our qualification as a REIT for U.S. federal income tax purposes.

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

We may be subject to risks related to interest rate fluctuations, and the derivative financial instruments that we may use may be costly and ineffective, may reduce the overall returns on any investment in our securities and have other related risks.

We may be subject to risks related to interest rate fluctuations if any of our debt is subject to a floating interest rate. At December 31, 2015, we had $975.8 million of outstanding indebtedness, $429.6 million of which was floating-rate indebtedness.   On September 30, 2015, we entered into an interest rate cap contract with a notional value of $200.0 million, a strike rate of 3.0% based on 1-month LIBOR and a maturity date of October 17, 2017 to hedge our interest rate exposure on floating rate indebtedness.   To the extent that we use derivative financial instruments to hedge our exposure to floating interest rate debt, we may be exposed to credit, basis and legal enforceability risks. Derivative financial instruments may include interest rate swap contracts, interest rate cap or floor contracts, futures or forward contracts, options or repurchase agreements. In this context, credit risk is the failure of the counterparty to perform under the terms of the derivative contract. If the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us. Basis risk occurs when the index upon which the contract is based is more or less variable than the index upon which the hedged asset or liability is based, thereby making the hedge less effective. Finally, legal enforceability risks encompass general contractual risks, including the risk that the counterparty will breach the terms of, or fail to perform its obligations under, the derivative contract. Moreover, hedging strategies involve transaction and other costs. If we are unable to manage these risks and costs effectively, our results of operations, financial condition and ability to make distributions to you will be adversely affected.

Some of our outstanding mortgage indebtedness contains, and we may in the future acquire or finance properties with, lock-out provisions, which may prohibit us from selling a property, or may require us to maintain specified debt levels for a period of years on some properties.

 A lock-out provision is a provision that prohibits the prepayment of a loan during a specified period of time. Lock-out provisions may include terms that provide strong financial disincentives for borrowers to prepay their outstanding loan balance and exist in order to protect the yield expectations of lenders. Some of our outstanding mortgage indebtedness is, and we expect that many of our properties will be, subject to lock-out provisions. Lock-out provisions could materially restrict us from selling or otherwise disposing of or refinancing properties when we may desire to do so. Lock-out provisions may prohibit us from reducing the outstanding indebtedness with respect to any properties, refinancing such indebtedness on a non-recourse basis at maturity, or increasing the amount of indebtedness with respect to such properties. Lock-out provisions could impair our ability to take other actions during the lock-out period that could be in the best interests of our stockholders and, therefore, may have an adverse impact on the value of our shares relative to the value that would result if the lock-out provisions did not exist. In particular, lock-out provisions could preclude us from participating in major transactions that could result in a disposition of our assets or a change in control even though that disposition or change in control might be in the best interests of our stockholders.

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

Higher levels of debt or increases in interest rates could increase the amount of our debt payments and adversely affect our ability to make distributions to our stockholders.

 We expect that we will incur additional indebtedness in the future. Interest we pay reduces our core FFO. In addition, if we incur variable rate debt in the future, increases in interest rates could raise our interest costs, which would reduce our cash flows and our ability to make distributions to our stockholders. If we are unable to refinance our indebtedness at maturity or meet our payment obligations, the amount of our distributable cash flows and our financial condition would be adversely affected, and we may lose the property securing such indebtedness. In addition, if we need to repay existing debt during periods of rising interest rates, we could be required to liquidate one or more of our investments in properties at times which may not permit realization of the maximum return on such investments.

There is refinancing risk associated with our debt.

Certain of our outstanding debt contains, and we may in the future acquire or finance properties with debt containing, limited or no principal amortization, which would require that the principal be repaid at the maturity of the loan in a so-called “balloon payment.” As of December 31, 2015, the financing arrangements of our outstanding indebtedness could require us to make lump-sum or “balloon” payments of approximately $943.6 million at maturity dates that range from 2016 to 2025, including the KeyBank interim facility which matures in September 2016. At the maturity of these loans, assuming we do not have sufficient funds to repay the debt, we will need to refinance the debt. If the credit environment is constrained at the time of our debt maturities, we would have a very difficult time refinancing debt. In addition, for certain loans, we locked in our fixed-rate debt at a point in time when we were able to obtain favorable interest rate, principal payments and other terms. When we refinance our debt, prevailing interest rates and other factors may result in us paying a greater amount of debt service, which will adversely affect our cash flow, and, consequently, our core FFO and distributions to our stockholders. If we are unable to refinance our debt on acceptable terms, we may be forced to choose from a number of unfavorable options, including agreeing to otherwise unfavorable financing terms on one or more of our unencumbered assets, selling one or more properties at disadvantageous terms, including unattractive prices, or defaulting on the mortgage and permitting the lender to foreclose. Any one of these options could have a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our stockholders.

 If mortgage debt is unavailable at reasonable rates, we may not be able to finance or refinance our properties, which could reduce the amount of cash distributions we can make.

If mortgage debt is unavailable at reasonable rates, we may not be able to finance the purchase of properties. In addition, we run the risk of being unable to refinance mortgage debt when the loans come due or of being unable to refinance such debt on favorable terms. If interest rates are higher when we refinance such debt, our income could be reduced. We may be unable to refinance such debt at appropriate times, which may require us to sell properties on terms that are not advantageous to us or could result in the foreclosure of such properties. If any of these events occur, our cash flows would be reduced. This, in turn, would reduce core FFO to our stockholders and may hinder our ability to raise more capital by issuing more stock or by borrowing more money.

Some of our mortgage loans may have “due on sale” provisions, which may impact the manner in which we acquire, sell and/or finance our properties.

In purchasing properties subject to financing, we may obtain financing with “due-on-sale” and/or “due-on-encumbrance” clauses. Due-on-sale clauses in mortgages allow a mortgage lender to demand full repayment of the mortgage loan if the borrower sells the mortgaged property. Similarly, due-on-encumbrance clauses allow a mortgage lender to demand full repayment if the borrower uses the real estate securing the mortgage loan as security for another loan. In such event, we may be required to sell our properties on an all-cash basis, to acquire new financing in connection with the sale, or to provide seller financing which may make it more difficult to sell the property or reduce the selling price.

Compliance with Laws

We are subject to significant regulations, which could adversely affect our results of operations through increased costs and/or an inability to pursue business opportunities.

Local zoning and use laws, environmental statutes and other governmental requirements may restrict or increase the costs of our development, expansion, renovation and reconstruction activities and thus may prevent or delay us from taking advantage of business opportunities. Failure to comply with these requirements could result in the imposition of fines, awards to private litigants of damages against us, substantial litigation costs and substantial costs of remediation or compliance. In addition, we cannot predict what requirements may be enacted in the future or that such requirements will not increase our costs of regulatory compliance or prohibit us from pursuing business opportunities that could be profitable to us, which could adversely affect our results of operations.

The costs of compliance with environmental laws and regulations may adversely affect our income and the cash available for any distributions.

All real property and the operations conducted on real property are subject to federal, state and local laws and regulations relating to environmental protection and human health and safety. Examples of federal laws include: the National Environmental Policy Act, the Comprehensive Environmental Response, Compensation, and Liability Act, the Solid Waste Disposal Act, as amended by the Resource Conservation and Recovery Act, the Federal Water Pollution Control Act, the Federal Clean Air Act, the Toxic Substances Control Act, the Emergency Planning and Community Right to Know Act and the Hazard Communication Act. These laws and regulations generally govern wastewater discharges, air emissions, the operation and removal of underground and aboveground storage tanks, the use, storage, treatment, transportation and disposal of solid and hazardous materials, and the remediation of contamination associated with disposals. Some of these laws and regulations may impose joint and several liability on tenants, owners or operators for the costs of investigation or remediation of contaminated properties, regardless of fault or the legality of the original disposal.

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

Environmental laws also may impose restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require substantial expenditures. Environmental laws provide for sanctions in the event of noncompliance and may be enforced by governmental agencies or, in certain circumstances, by private parties. Certain environmental laws and common law principles govern the presence, maintenance, removal and disposal of certain building materials, including asbestos and lead-based paint. Such hazardous substances could be released into the air and third parties may seek recovery from owners or operators of real properties for personal injury or property damage associated with exposure to released hazardous substances.

In addition, if any property in our portfolio is not properly connected to a water or sewer system, or if the integrity of such systems is breached, microbial matter or other contamination can develop. If this were to occur, we could incur significant remedial costs and we may also be subject to private damage claims and awards, which could be material. If we become subject to claims in this regard, it could materially and adversely affect us.

Property values may also be affected by the proximity of such properties to electric transmission lines. Electric transmission lines are one of many sources of electro-magnetic fields, or EMFs, to which people may be exposed. Research completed regarding potential health concerns associated with exposure to EMFs has produced inconclusive results. Notwithstanding the lack of conclusive scientific evidence, some states now regulate the strength of electric and magnetic fields emanating from electric transmission lines and other states have required transmission facilities to measure for levels of EMFs. On occasion, lawsuits have been filed (primarily against electric utilities) that allege personal injuries from exposure to transmission lines and EMFs, as well as from fear of adverse health effects due to such exposure. This fear of adverse health effects from transmission lines may be considered both when property values are determined to obtain financing and in condemnation proceedings. We may not, in certain circumstances, search for electric transmission lines near our properties, but are aware of the potential exposure to damage claims by persons exposed to EMFs.

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

The cost of defending against such claims of liability, of compliance with environmental regulatory requirements, of remediating any contaminated property, or of paying personal injury claims could materially adversely affect our business, assets or results of operations and, consequently, amounts available for distribution to our stockholders.

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

We cannot provide any assurance properties which we acquire will not have any material environmental conditions, liabilities or compliance concerns. Accordingly, we have no way of determining at this time the magnitude of any potential liability to which we may be subject arising out of environmental conditions or violations with respect to the properties we own.

As the owner or operator of real property, we could become subject to liability for asbestos-containing building materials in the buildings on our properties.

Some of our properties may contain asbestos-containing materials. Environmental laws typically require that owners or operators of buildings with asbestos-containing building materials properly manage and maintain these materials, adequately inform or train those who may come in contact with asbestos and undertake special precautions, including removal or other abatement, in the event that asbestos is disturbed during building renovation or demolition. These laws may impose fines and penalties on building owners or operators for failure to comply with these requirements. In addition, third parties may be entitled to seek recovery from owners or operators for personal injury associated with exposure to asbestos-containing building materials.

In addition, many insurance carriers are excluding asbestos-related claims from standard policies, pricing asbestos endorsements at prohibitively high rates or adding significant restrictions to this coverage. Because of our inability to obtain specialized coverage at rates that correspond to the perceived level of risk, we may not obtain insurance for asbestos-related claims. We will continue to evaluate the availability and cost of additional insurance coverage from the insurance market. If we decide in the future to purchase insurance for asbestos, the cost could have a negative impact on our results of operations.

Costs associated with addressing indoor air quality issues, moisture infiltration and resulting mold remediation may be costly.

 As a general matter, concern about indoor exposure to mold or other air contaminants has been increasing as such exposure has been alleged to have a variety of adverse effects on health. As a result, there have been a number of lawsuits in our industry against owners and managers of apartment communities relating to indoor air quality, moisture infiltration and resulting mold. Some of our properties may contain microbial matter such as mold and mildew. The terms of our property and general liability policies generally exclude certain mold-related claims. Should an uninsured loss arise against us, we would be required to use our funds to resolve the issue, including litigation costs. We can offer no assurance that liabilities resulting from indoor air quality, moisture infiltration and the presence of or exposure to mold will not have a future impact on our business, results of operations and financial condition.

Our costs associated with and the risk of failing to comply with the Americans with Disabilities Act may affect core FFO.

We generally expect that our properties will be subject to the Americans with Disabilities Act of 1990, as amended, or the Disabilities Act. Under the Disabilities Act, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons. The Disabilities Act has separate compliance requirements for “public accommodations” and “commercial facilities” that generally require that buildings and services be made accessible and available to people with disabilities. The Disabilities Act does not, however, consider residential properties, such as apartment properties, to be public accommodations or commercial facilities, except to the extent portions of such facilities, such as a leasing office, are open to the public. The Disabilities Act’s requirements could require removal of access barriers and could result in the imposition of injunctive relief, monetary penalties or, in some cases, an award of damages. We will attempt to acquire properties that comply with the Disabilities Act or place the burden on the seller or a third party to ensure compliance with such laws. However, we cannot assure you that we will be able to acquire properties or allocate responsibilities in this manner. If we cannot, costs in complying with these laws may affect core FFO and the amount of distributions to you.

We must comply with the Fair Housing Amendments Act of 1988, or the FHAA, and failure to comply may affect core FFO.

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

The ability of our Board of Directors to revoke our REIT election without stockholder approval may cause adverse consequences to our stockholders.

 Our Charter provides that our Board of Directors may revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that it is no longer in our best interest to continue to maintain our qualification as a REIT. If we cease to maintain our qualification as a REIT, we would become subject to U.S. federal income tax on our taxable income without the benefit of the dividends paid deduction and would no longer be required to distribute most of our taxable income to our stockholders, which may have adverse consequences on the total return to our stockholders.

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

If RAIT failed to qualify as a REIT in its 2011 taxable year, we would be prevented from qualifying as a REIT under applicable Treasury Regulations.

We elected to qualify as a REIT commencing with our taxable year ended December 31, 2011. However, under applicable Treasury Regulations, if RAIT failed to qualify as a REIT in its 2011 taxable year, unless RAIT’s failure to qualify as a REIT was subject to relief under U.S. federal tax laws, we would be prevented from electing to qualify as a REIT prior to December 31, 2016. RAIT received opinions of its counsel that it qualified as a REIT for each of those years.

Certain of our business activities are potentially subject to the prohibited transaction tax, which could reduce the return on any investment in our securities.

Our ability to dispose of property is restricted to a substantial extent as a result of our REIT status. Under applicable provisions of the Code regarding prohibited transactions by REITs, we will be subject to a 100% tax on any gain recognized on the sale or other disposition of any property (other than foreclosure property) that we own, directly or through any subsidiary entity, including IROP, but excluding a TRS, that is deemed to be inventory or property held primarily for sale to customers in the ordinary course of trade or business. Whether property is inventory or otherwise held primarily for sale to customers in the ordinary course of a trade or business depends on the particular facts and circumstances surrounding each property. No assurance can be given that any particular property we own, directly or through any subsidiary entity, including IROP, but excluding a TRS, will not be treated as inventory or property held primarily for sale to customers in the ordinary course of a trade or business.

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

If our operating partnership, IROP, is not treated as a partnership or disregarded entity for U.S. federal income tax purposes, its income may be subject to taxation.

We intend to maintain the status of IROP as a partnership or disregarded entity for U.S. federal income tax purposes. However, if the IRS were to successfully challenge the status of IROP as a partnership or disregarded entity for such purposes, it would be taxable as a corporation. In such event, this would reduce the amount of distributions that IROP could make to us. This would also result in our losing REIT status, and becoming subject to a corporate level tax on our own income. This would substantially reduce our cash available to pay distributions and the yield on any investment in our securities. In addition, if any of the partnerships or limited liability companies through which IROP owns its properties, in whole or in part, loses its characterization as a partnership for U.S. federal income tax purposes, it would be subject to taxation as a corporation, thereby reducing distributions to IROP. Such a recharacterization of an underlying property owner could also threaten our ability to maintain REIT status.

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

A foreign investor disposing of a U.S. real property interest, including shares of stock of a U.S. corporation whose assets consist principally of U.S. real property interests, is generally subject to FIRPTA tax on the gain recognized on the disposition. Such FIRPTA tax does not apply, however, to the disposition of stock in a REIT if the REIT is “domestically controlled.” A REIT is “domestically controlled” if less than 50% of the REIT’s stock, by value, has been owned directly or indirectly by persons who are not U.S. persons during a continuous five-year period ending on the date of disposition or, if shorter, during the entire period of the REIT’s existence. While we intend to qualify as “domestically controlled,” we cannot assure you that we will. If we were to fail to so qualify, gain realized by foreign investors on a sale of shares of our stock would be subject to FIRPTA tax, unless the shares of our stock were traded on an established securities market and the foreign investor did not at any time during a specified testing period directly or indirectly own more than 10% (5% for 2015 and prior years) of the value of our outstanding common stock

Foreign investors may be subject to FIRPTA tax upon a capital gain dividend.

A foreign investor may be subject to FIRPTA tax upon the payment of any capital gain dividend by us if such dividend is attributable to gain from sales or exchanges of U.S. real property interests.

We encourage you to consult your own tax advisor to determine the tax consequences applicable to you if you are a foreign investor.

 We may make distributions consisting of both stock and cash, in which case stockholders may be required to pay income taxes in excess of the cash distributions they receive.

We may make distributions that are paid in cash and stock at the election of each stockholder and may distribute other forms of taxable stock dividends. Taxable stockholders receiving such distributions will be required to include the full amount of the distributions as ordinary income to the extent of our current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, stockholders may be required to pay income taxes with respect to such distributions in excess of the cash received. If a stockholder sells the stock that it receives in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the distribution, depending on the market price of our stock at the time of the sale. Furthermore, in the case of certain non-U.S. stockholders, we may be required to withhold federal income tax with respect to taxable dividends, including taxable dividends that are paid in stock. In addition, if a significant number of our stockholders decide to sell their shares in order to pay taxes owed with respect to taxable stock dividends, it may put downward pressure on the trading price of our stock.

 If our operating partnership, IROP, were classified as a “publicly traded partnership” taxable as a corporation for U.S. federal income tax purposes under the Code, we would cease to maintain our qualification as a REIT and would suffer other adverse tax consequences.

 We intend for IROP to be treated as a partnership for U.S. federal income tax purposes. If the IRS were to successfully challenge the status of IROP as a partnership, however, IROP generally would be taxable as a corporation. In such event, we likely would fail to maintain our status as a REIT for U.S. federal income tax purposes, and the resulting corporate income tax burden would reduce the amount of distributions that IROP could make to us. This would substantially reduce the cash available to pay distributions to our stockholders. In addition, if any of the partnerships or limited liability companies through which the operating partnership owns its properties, in whole or in part, loses its characterization as a partnership and is not otherwise disregarded for U.S. federal income tax purposes, it would be subject to taxation as a corporation, thereby reducing distributions to the operating partnership. Such a recharacterization of an underlying property owner could also threaten our ability to maintain our REIT qualification.

Our stockholders may be restricted from acquiring or transferring certain amounts of our common stock.

Certain provisions of the Code and the stock ownership limits in our Charter may inhibit market activity in our capital stock and restrict our business combination opportunities. In order to maintain our qualification as a REIT, five or fewer individuals, as defined in the Code, may not own, beneficially or constructively, more than 50% in value of our issued and outstanding stock at any time during the last half of a taxable year. Attribution rules in the Code determine if any individual or entity beneficially or constructively owns our capital stock under this requirement. Additionally, at least 100 persons must beneficially own our capital stock during at least 335 days of a taxable year. To help insure that we meet these tests, our Charter restricts the acquisition and ownership of shares of our stock.

 Our Charter, with certain exceptions, authorizes our Board of Directors to take such actions as are necessary and desirable to preserve our qualification as a REIT. Unless exempted by our Board of Directors, our Charter prohibits any person from beneficially or constructively owning more than 9.8% in value or number of shares, whichever is more restrictive, of the outstanding shares of our common stock or capital stock. Our Board of Directors may not grant an exemption from these restrictions to any proposed transferee whose ownership in excess of ownership limits would result in our failing to maintain our qualification as a REIT. These restrictions on transferability and ownership will not apply, however, if our Board of Directors determines that it is no longer in our best interest to continue to maintain our qualification as a REIT.

Legislative or regulatory action could adversely affect the returns to our investors.

In recent years, numerous legislative, judicial and administrative changes have been made in the provisions of U.S. federal income tax laws applicable to investments similar to an investment in shares of our common stock. Additional changes to the tax laws or the administrative interpretations of those laws are likely to continue to occur, and we cannot assure you that any such changes will not adversely affect the taxation of our stockholders. Any such changes could have an adverse effect on an investment in our shares or on the market value or the resale potential of our assets. You are urged to consult with your own tax adviser with respect to the impact of recent legislation on any investment in our securities and the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our shares.

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

Risks Relating to the Market for our Common Stock

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

We cannot predict the effect, if any, of future sales of common stock, or the availability of shares for future sales, on the market price of our common stock. Sales of substantial amounts of common stock, including shares of common stock issuable upon the exchange of units of our operating partnership, IROP, that we may issue from time to time, the sale of shares of common stock held by our current stockholders, particularly RAIT and its affiliates, and the sale of any shares we may issue under our long-term incentive plan, or the perception that these sales could occur, may adversely affect prevailing market prices for our common stock.

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

Our board of directors will determine the amount and timing of distributions. In making this determination, our directors will consider all relevant factors, including REIT minimum distribution requirements, the amount of core FFO, restrictions under Maryland law, capital expenditures and reserve requirements and general operational requirements. We cannot assure you that we will be able to make distributions in the future or in amounts similar to our past distributions. We may need to fund distributions through borrowings, returning capital or selling assets, which may be available only at commercially unattractive terms, if at all. Any of the foregoing could adversely affect the market price of our common stock.

ITEM 1B.	Unresolved Staff Comments

None.

ITEM 2.	Properties

We hold fee title to all of the apartment properties in our portfolio. The following table presents an overview of our portfolio as of December 31, 2015.

Property Name	Location	Acquisition Date	Year Built / Renovated (a)	Units (b)	Period End Occupancy (c)	Average Occupancy (d)	Average Effective Rent per Occupied Unit (e)
Belle Creek	Henderson, CO	4/29/2011	2011	162	97.5%	98.0%	$1,178
Copper Mill	Austin, TX	4/29/2011	2010	320	96.3%	95.9%	912
Crestmont	Marietta, GA	4/29/2011	2010	228	81.1%	84.2%	852
Cumberland Glen	Smyrna, GA	4/29/2011	2010	222	95.0%	95.2%	786
Heritage Trace	Newport News, VA	4/29/2011	2010	200	98.5%	97.7%	702
Tresa	Phoenix, AZ	4/29/2011	2006	360	98.6%	98.1%	876
Runaway Bay	Indianapolis, IN	10/11/2012	2002	192	95.8%	97.0%	953
Berkshire Square	Indianapolis, IN	9/19/2013	2012	354	92.7%	91.5%	624
The Crossings	Jackson, MS	11/22/2013	2012	432	89.1%	91.6%	781
Reserve at Eagle Ridge	Waukegan, IL	1/31/2014	2008	370	95.4%	96.2%	968
Windrush	Edmond, OK	2/28/2014	2011	160	91.9%	94.4%	796
Heritage Park	Oklahoma City, OK	2/28/2014	2011	453	86.3%	87.1%	669
Raindance	Oklahoma City, OK	2/28/2014	2011	504	94.1%	93.5%	563
Augusta	Oklahoma City, OK	2/28/2014	2011	197	93.9%	95.2%	729
Invitational	Oklahoma City, OK	2/28/2014	2011	344	90.7%	92.2%	667
King's Landing	Creve Coeur, MO	3/31/2014	2005	152	91.6%	95.7%	1,480
Carrington Park	Little Rock, AR	5/7/2014	1999	202	93.6%	92.1%	992
Arbors at the Reservoir	Ridgeland, MS	6/4/2014	2000	170	90.6%	95.3%	1,112
Walnut Hill	Cordova, TN	8/28/2014	2001	360	92.5%	91.3%	924
Lenoxplace	Raleigh, NC	9/5/2014	2012	268	94.4%	93.8%	870
Stonebridge Crossing	Cordova, TN	9/15/2014	1994	500	88.0%	88.1%	770
Bennington Pond	Groveport, OH	11/24/2014	2000	240	94.2%	93.9%	828
Prospect Park	Louisville, KY	12/8/2014	1990	138	94.2%	90.7%	896
Brookside	Louisville, KY	12/8/2014	1987	224	97.8%	97.3%	795
Jamestown	Louisville, KY	12/8/2014	1970 (f)	355	88.7%	90.1%	983
Meadows	Louisville, KY	12/8/2014	1988	400	93.3%	95.3%	793
Oxmoor	Louisville, KY	12/8/2014	1999-2000	432	88.7%	88.0%	1,021
Stonebridge at the Ranch	Little Rock, AR	12/16/2014	2005	260	93.9%	91.6%	910
Iron Rock Ranch	Austin, TX	12/30/2014	2001-2002	300	94.0%	95.1%	1,192
Bayview Club	Indianapolis, IN	5/1/2015	2004	236	92.0%	91.5%	862
Arbors River Oaks	Memphis, TN	9/17/2015	1990 (f)	191	93.7%	91.1%	1,146
Aston	Wake Forest, NC	9/17/2015	2013	288	94.1%	94.5%	1,032
Avenues at Craig Ranch	McKinneuy, TX	9/17/2015	2013	334	92.2%	94.7%	1,216
Bridge Pointe	Huntsville, AL	9/17/2015	2002	178	97.8%	96.1%	816
Creekstone at RTP	Durham, NC	9/17/2015	2012	256	93.4%	94.5%	1,104
Fountains Southend	Charlotte, NC	9/17/2015	2013	208	97.6%	96.2%	1,353
Fox Trails	Plano, TX	9/17/2015	1981	286	97.6%	96.8%	965
Lakeshore on the Hill	Chattanooga, TN	9/17/2015	2015	123	96.8%	96.9%	925
Millenia 700	Orlando, FL	9/17/2015	2012	297	96.3%	96.0%	1,290
Miller Creek at German Town	Memphis, TN	9/17/2015	2013	330	93.3%	94.9%	1,217
Pointe at Canyon Ridge	Atlanta, GA	9/17/2015	1986 (f)	494	92.3%	91.9%	910
St James at Goose Creek	Goose Creek, SC	9/17/2015	2009	244	91.0%	93.1%	1,051
Talison Row at Daniel Island	Daniel Island, SC	9/17/2015	2013	274	87.2%	93.4%	1,519
The Aventine Greenville	Greenville, SC	9/17/2015	2013	346	92.8%	93.8%	1,125
Trails at Signal Mountain	Chattanooga, TN	9/17/2015	2015	172	97.1%	98.6%	882
Vue at Knoll Trail	Dallas, TX	9/17/2015	2015	114	94.7%	96.3%	846
Waterstone at Brier Creek	Raleigh, NC	9/17/2015	2014	232	94.4%	94.9%	1,201
Waterstone Big Creek	Alpharetta, GA	9/17/2015	2014	370	96.2%	97.2%	1,322
Westmont Commons	Asheville, NC	9/17/2015	2003	252	96.8%	97.1%	979
TOTAL				13,724	93.0%	93.6%	$951
(a)

All dates are for the year in which a significant renovation program was completed, except for Runaway Bay, Arbors at the Reservoir, King’s Landing, Walnut Hill, Stonebridge, Bennington Pond, Prospect Park, Brookside, Jamestown, Meadows, Oxmoor, Stonebridge at the Ranch and Iron Rock Ranch which is the year construction was completed.

(b)	Units represents the total number of apartment units available for rent at December 31, 2015.
(c)	Physical occupancy for each of our properties is calculated as (i) total units rented as of December 31, 2015 divided by (ii) total units available as of December 31, 2015, expressed as a percentage.
(d)	Average occupancy represents the daily average occupied units for the three-month period ended December 31, 2015.
(e)	Average effective monthly rent, per unit, represents the average monthly rent for all occupied units for the three-month period ended December 31, 2015.
(f)	Property undergoing renovation.

Additional information on our consolidated properties is contained in “Schedule III - Real Estate and Accumulated Depreciation” in this Annual Report on Form 10-K, which is incorporated herein by reference.

ITEM 3.	Legal Proceedings

From time to time, we are party to various lawsuits, claims for negligence and other legal proceedings that arise in the ordinary course of our business.

On June 11, 2015, three purported stockholders filed a complaint in the Circuit Court of Maryland for Baltimore City on behalf of a putative class of TSRE stockholders and naming as defendants TSRE’s Board of Directors, or the individual defendants, and TSRE.  The case is captioned Tony Blank Family Trust et al. v. Trade Street Residential, Inc. et al., Case No. 24-C-15-003081, or the Blank action.  TSRE is listed as a defendant in the caption of plaintiffs’ complaint, but no claim is asserted against TSRE.  On July 15, 2015, the plaintiffs amended their complaint and added Monarch Alternative Capital, LP, Senator Investment Group, LP, and BHR Capital LLC, or the shareholder defendants, as defendants.

The amended complaint generally alleges that, in connection with the acquisition of TSRE by IRT, the individual defendants breached their fiduciary duties by approving an acquisition that was financially unfair to TSRE’s stockholders and by conducting a sale process in which the individual defendants had conflicts of interest.  The amended complaint also alleges that the shareholder defendants aided and abetted the individual defendants’ alleged breaches of their fiduciary duties and were unjustly enriched by the TSRE merger.  The amended complaint seeks, among other things, compensatory damages, pre- and post-judgment interest, an order requiring that the individual defendants affiliated with the shareholder defendants disgorge all profits, compensation and other benefits obtained by them as a result of their conduct in connection with the TSRE merger, and an award of the plaintiffs’ costs and disbursements of this action, including attorney’s fees.  On September 25, 2015 the defendants moved to dismiss the amended complaint.  On November 6, 2015, plaintiffs in the Blank action amended their complaint for a second time in response to certain arguments raised by defendants in their motions to dismiss.  The second amended complaint adds a claim against the shareholder defendants for breach of fiduciary duty as controlling stockholders of TSRE.  The defendants have moved to dismiss the second amended complaint and the motions are currently pending.

IRT, as successor by the TSRE merger to TSRE, and the individual defendants intend to vigorously defend against the claim. We cannot assure you that the matter will be resolved favorably to us. We have included in our loss contingency an estimate of probable loss relating to our legal defense costs in connection with this matter, but currently cannot reasonably estimate any further possible loss, or any range of reasonably possible loss, in connection with this matter.

In addition, we are subject to various other legal proceedings and claims that arise in the ordinary course of our business operations. Matters which arise out of allegations of bodily injury, property damage, and employment practices are generally covered by insurance. While the resolution of these other matters cannot be predicted with certainty, we currently believe the final outcome of such matters will not have a material adverse effect on our financial position, results of operations or cash flows

ITEM 4.	Mine Safety Disclosures

Not applicable.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Price Information

Our common stock is listed and traded on the NYSE MKT under the symbol “IRT”. At the close of business on March 9, 2016, the closing price for our common stock was $6.55 per share and there were 59 holders of record, one of which is the holder for all beneficial owners who hold in street name.

Since our formation, we have sold our common stock in five public offerings. See Item 1-“Business.” The following table sets forth the range of high and low sales prices of our common stock by quarter in the periods indicated.

2014	High	Low
First Quarter (January 1, 2014 through March 31, 2014)	$9.07	$8.15
Second Quarter (April 1, 2014 through June 30, 2014)	$9.50	$8.70
Third Quarter (July 1, 2014 through September 30, 2014)	$10.84	$9.40
Fourth Quarter (October 1, 2014 through December 31, 2014)	$10.29	$8.96
2015
First Quarter (January 1, 2015 through March 13, 2015)	$9.78	$9.07
Second Quarter (April 1, 2015 through June 30, 2015)	$9.65	$7.45
Third Quarter (July 1, 2015 through September 30, 2015)	$8.57	$6.95
Fourth Quarter (October 1, 2015 through December 31, 2015)	$8.13	$6.88

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

 PERFORMANCE GRAPH

On August 13, 2013, our common stock commenced trading on the NYSE MKT. The following graph compares the index of the cumulative total shareholder return on our common shares for the measurement period commencing August 12, 2013 and ending December 31, 2015 with the cumulative total returns of the National Association of Real Estate Investment Trusts (NAREIT) Equity REIT index and the Russell 3000 Index. The following graph assumes that each index was 100 on the initial day of the relevant measurement period and that all dividends were reinvested.

Unregistered Sales of Equity Securities

We have previously disclosed four “UPREIT” transactions completed in May 2014, August 2014, November 2014 and December 2014 wherein IROP, issued, in the aggregate, 1,282,449 common units, or units, to unaffiliated entities or persons in order to acquire properties. In addition, we have previously disclosed that in September 2015, IROP issued 1,925,419 units, plus cash in lieu of fractional TSR OP units, in a transaction related to the TSRE acquisition. All of such issuances were exempt from registration pursuant to Section 4(a)(2) of the Securities Act. As previously disclosed, these units are subject to exchange agreements containing the terms and conditions under which the units could be exchanged for cash in an amount equal to the value of an equivalent number of shares of our common stock as of the date IROP receives contributor’s notice of its desire to exchange or, at IROP’s option, for the equivalent number of shares of our common stock. The first exchanges of these units began in May 2015. During 2015, IROP exchanged 52,937 units for 52,933 shares of our common stock (with fractional units being settled in cash) and, in 2016 through March 9, 2016, IROP exchanged an additional 204,115 units for 204,113 shares of our common stock (with fractional units being settled in cash). As a result of these exchanges, at December 31, 2015 and at March 9, 2016, there remained outstanding 3,154,931 units and 2,950,816 units, respectively, held by unaffiliated third parties. The issuance of the shares of our common stock in these exchanges was exempt from registration pursuant to Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D; all of the persons receiving such shares were accredited investors.

Distributions

We intend to continue to qualify as a REIT for U.S. federal income tax purposes. The Code generally requires that a REIT annually distribute at least 90% of its REIT taxable income, determined without regard to the deduction for dividends paid and excluding any net capital gain, and imposes a tax on any taxable income retained by a REIT, including capital gains.

 To satisfy the requirements for qualification as a REIT and generally not be subject to U.S. federal income and excise tax, we intend to make regular monthly distributions of all or substantially all of our REIT taxable income, determined without regard to dividends paid, to our stockholders out of assets legally available for such purposes. Except for distributions for January, February and March 2016, our board of directors has not yet determined the rate for our future distributions, and all future distributions will be at the sole discretion of our board of directors. When determining the amount of future distributions, our board of directors considers, among other factors, (i) the amount of cash generated from our operating activities, (ii) our expectations of future cash flows, (iii) our determination of near-term cash needs for acquisitions of new properties, general property capital improvements and debt repayments, (iv) our ability to continue to access additional sources of capital, (v) the requirements of Maryland law, (vi) the amount required to be distributed to maintain our status as a REIT and to reduce any income and excise taxes that we otherwise would be required to pay and (vii) any limitations on our distributions contained in our credit or other agreements.

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

For 2014 and 2015 and for the first quarter of 2016, our board established, on a quarterly basis, in advance, the distribution amount for our common stock and for the units for each month in the quarter. The distributions for each month in the three-month period are paid in arrears on or about the fifteenth day following the completion of each respective month. For 2014, and 2015, we declared and paid the following distributions (expressed on a quarterly basis) on our common stock (dollars in thousands except per share and per unit data):

	Common Shares
	Dividends Declared and Payable per Share	Total Dividends Payable
2014
First Quarter	$0.18	$3,186
Second Quarter	0.18	3,188
Third Quarter	0.18	4,637
Fourth Quarter	0.18	5,357
2015
First Quarter	$0.18	$5,719
Second Quarter	0.18	5,723
Third Quarter	0.18	6,122
Fourth Quarter	0.18	8,450

	Operating Partnership Units
	Dividends Declared and Payable per Share	Total Dividends Payable
2014
First Quarter	$-	$-
Second Quarter	0.18	27
Third Quarter	0.18	57
Fourth Quarter	0.18	120
2015
First Quarter	$0.18	$231
Second Quarter	0.18	228
Third Quarter	0.18	273
Fourth Quarter	0.18	568

On January 14, 2016, our board declared the following monthly distributions per share of our common stock or units oustanding for January, February and March 2016:

Month	Record Date	Payment Date	Dividend Declared Per Share
January 2016	January 29, 2016	February 16, 2016	$0.06
February 2016	February 29, 2016	March 15, 2016	$0.06
March 2016	March 31, 2016	April 15, 2016	$0.06

ITEM 6.	Selected Financial Data

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

	As of and for the Years Ended December 31
	2015	2014	2013	2012	2011
Operating Data:
Total revenue	$109,576	$49,171	$19,943	$16,629	$8,668
Property operating expenses	(49,955)	(23,395)	(9,429)	(8,066)	(4,477)
Total expenses	(99,394)	(40,630)	(15,010)	(12,897)	(7,311)
Interest expense	(23,553)	(8,496)	(3,659)	(3,305)	(1,727)
Net income (loss)	30,156	2,944	1,274	427	(370)
Net income (loss) allocable to common shares	28,242	2,940	615	(123)	(112)
Earnings (loss) per share:
Basic	$0.78	$0.14	$0.12	$(0.45)	$(5.60)
Diluted	$0.78	$0.14	$0.12	$(0.45)	$(5.60)
Balance Sheet Data:
Investments in real estate	$1,332,377	$665,736	$174,321	$141,282	$128,124
Total assets	1,392,414	694,150	181,871	146,197	131,352
Total indebtedness	975,837	418,901	103,303	92,413	82,175
Total liabilities	1,002,384	431,116	106,963	95,346	84,294
Total equity	390,030	263,034	74,908	50,851	47,058

	As of and for the years ended December 31
	2015	2014	2013	2012	2011
Other Data:
Property portfolio occupancy	93.0%	92.7%	94.5%	92.0%	91.4%
Common shares outstanding	47,070,678	31,800,076	9,652,540	345,063	20,000
Limited partnership units outstanding (1)	3,154,931	1,282,449	-	5,274,900	5,274,900
Cash distributions declared per common share/unit	$0.7200	$0.7200	$0.6263	$0.6000	$0.3000

(1)	Held by persons other than IRT and its subsidiaries.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a Maryland corporation that owns apartment properties in geographic non-gateway markets that we believe support strong occupancy and have the potential for growth in rental rates. We seek to provide stockholders with attractive risk-adjusted returns, with an emphasis on distributions and capital appreciation. We are externally advised by a wholly-owned subsidiary of RAIT, a multi-strategy commercial real estate company organized as an internally managed REIT. RAIT invests in commercial mortgages and commercial real estate. We elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, or the Code, commencing with our taxable year ended December 31, 2011.

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

See “Part I- Item 1. Business” above, or the business description, which is incorporated herein by reference, for further description of our company, our business objectives and investment strategies, 2015 development, financing strategy and the development and structure of our company.

As set forth in the business description, we believe the September 2015 TSRE acquisition has provided, and will continue to provide, significant benefits to IRT relating to enhanced scale, improved portfolio quality, accelerated market penetration and expected immediate financial benefits. We believe that we will continue to successfully integrate the TSRE portfolio into our operations in order to achieve these benefits. To accomplish the TSRE acquisition, we paid approximately $139.8 million in cash and issued approximately 15.1 million shares of our common stock as equity consideration. Immediately prior to the TSRE acquisition, the sole third party holder of TSR OP units contributed all of its TSR OP Units to IROP in exchange for approximately 1.9 million IROP units. On a fully diluted basis (assuming the exchange of the IROP units for the equivalent number of shares of our common stock) following the closing of the TSRE acquisition, legacy IRT stockholders owned approximately 68% of the combined company, and former TSRE stockholders owned approximately 32% of the combined company.

As a result of indebtedness incurred, assumed and refinanced in connection with the TSRE acquisition, our leverage increased from 60.6% at June 30, 2015 (the quarter ending prior to the TSRE acquisition) to 68.6% at September 30, 2015. To reduce our leverage, we have implemented the capital recycling strategy focused on selling properties outside our target non-gateway markets and/or that have limited potential for improved operating results to generate proceeds to pay down our indebtedness. Pursuant to this strategy, we identified four properties for sale which we believe have limited potential for further improvements to their operating results or are located outside of our core geographic footprint in the Southeastern United States. As described in the business description, in December 2015, we sold a 320 unit apartment property located in Tucson, Arizona for $33.6 million and received net cash proceeds of approximately $14.1 million, after transaction costs and full repayment of the debt underlying the property.  Also, in February 2016, we sold a 222 unit apartment property located in Smyrna, Georgia for $18.0 million and received net cash proceeds of approximately $9.7 million, after transaction costs and full repayment of the debt underlying the property.  These proceeds were used to repay a portion of our KeyBank interim facility. Additionally, the mortgage debt on five of our properties is maturing in April 2016 giving us the flexibility to sell or refinance these properties, thereby providing additional funds to further reduce the KeyBank interim facility.

During the year ended December 31, 2015, we focused on our acquisition of TSRE, absorbing the growth we experienced during 2014, and improving the operating performance of our portfolio.

As of December 31, 2015, we had $1.4 billion of gross investments in real estate comprised of 49 apartment properties containing an aggregate of 13,724 units, as compared to $689.1 million of gross investments in real estate comprised of 30 properties containing an aggregate of 8,819 units as of December 31, 2014.  We refer to our investments in real estate as of December 31, 2015 as our “existing portfolio.”  As of December 31, 2015, our existing portfolio had an average occupancy of 93.6% and an average monthly effective rent per occupied apartment unit of $951.  Our current geographic focus for identifying new potential investments continues to be concentrated on non-gateway markets in the Southeastern United States.  We believe these markets will remain resilient through economic cycles.  Our acquisition of the TSRE portfolio was consistent with this focus.

As we had disclosed in connection with the TSRE acquisition, we amended our advisory agreement with RAIT. The amendment extended the term of the advisory agreement to October 1, 2020 and adjusted the formula for our advisor’s quarterly base management fee and quarterly incentive fee for periods subsequent to October 1, 2015. For a description of these amendments and of our other transactions with RAIT affiliates, see “Part II-Item 8. Financial Statements and Supplementary Data- Note 8: Related Party Transactions and Arrangements” below. We believe RAIT’s ownership of our common stock and the review and terms of these transactions maintain a strong alignment of interests between us and RAIT.

Trends That May Affect Our Business

The following trends may affect our business:

Positive Economic and Demographic Characteristics. We expect economic and demographic characteristics conditions to remain favorable for our investment strategy focused on owning apartment properties for the foreseeable future across our markets for the following reasons:

•

Positive Demographic Factors. We believe demand for rental housing will remain strong as a result of a strengthening job market and positive household formation growth. Population growth in our markets has grown at a higher rate than the U.S overall.

•

Low Homeownership. While both owner and rental sectors benefit from the growth in households, the rental sector is benefiting more from this trend due to the declining homeownership rate. A contributing factor is that homeownership affordability remains challenging for many households, especially for many first time buyers.

•

Limited New Supply. Notwithstanding an increase in apartment completions across the broader apartment market, national vacancy rates remain close to historic lows. The majority of new supply remains focused on primary markets. IRT’s markets have outperformed both the regional and national markets in terms of their ability to absorb new deliveries. IRT’s markets absorbed a higher weighted average of completions during 2015 compared to the U.S. overall. For each additional unit delivered, IRT’s markets have seen a weighted average increase in population compared to the U.S. overall.

Strong Employment Outlook. We expect the 2016 ratio of projected jobs to projected completions and projected 2016 employment growth to be higher in most of IRT’s markets when compared to the projected national average.

Interest rate environment. We expect interest rates for commercial real estate financing to rise from historically low levels that continued through the beginning of 2015. This may result in an increased weighted average effective interest rate for our outstanding indebtedness.

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

Core FFO is a computation made by analysts and investors to measure a real estate company’s operating performance by removing the effect of items that do not reflect ongoing property operations, including acquisition and integration expenses, expensed costs related to the issuance of shares of our common stock and stock-based compensation expenses, from the determination of FFO. We incur acquisition and integration expenses in connection with acquisitions of real estate properties and expense those costs when incurred in accordance with U.S. GAAP. As these expenses are one-time and reflective of investing activities rather than operating performance, we add back these costs to FFO in determining Core FFO.

Our calculation of Core FFO differs from the methodology used for calculating Core FFO by some other REITs and, accordingly, our Core FFO may not be comparable to Core FFO reported by other REITs. Our management utilizes FFO and Core FFO as measures of our operating performance, and believes they are also useful to investors, because they facilitate an understanding of our operating performance after adjustment for certain non-cash items, such as depreciation and amortization expenses, and with respect to Core FFO, acquisition and integration expenses and pursuit costs that are required by GAAP to be expensed but may not necessarily be indicative of current operating performance and that may not accurately compare our operating performance between periods. Furthermore, although FFO, Core FFO and other supplemental performance measures are defined in various ways throughout the REIT industry, we also believe that FFO and Core FFO may provide us and our investors with an additional useful measure to compare our financial performance to certain other REITs. We also use Core FFO for purposes of determining the quarterly incentive fee, if any, payable to our advisor.

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

 Set forth below is a reconciliation of net income (loss) to FFO and Core FFO for the years ended December 31, 2015, 2014 and 2013 (in thousands, except share and per share information):

	For the Year Ended December 31, 2015		For the Year Ended December 31, 2014		For the Year Ended December 31, 2013
	Amount	Per Share (1)	Amount	Per Share (1)	Amount	Per Share (1)
Funds From Operations:
Net income (loss)	$30,156	$0.79	$2,944	$0.14	$1,274	$0.24
Adjustments:
Income allocated to preferred shares	-	-	-	-	(10)	-
Income allocated to preferred units	-	-	(4)	-	(220)	(0.04)
Real estate depreciation and amortization	28,094	0.75	12,520	0.58	4,413	0.82
Net (gains) losses on sale of assets	(6,412)	(0.17)	-	-	-	-
Funds From Operations	$51,838	$1.37	$15,460	$0.72	$5,457	$1.02
Core Funds From Operations:
Funds From Operations	$51,838	$1.37	$15,460	$0.72	$5,457	$1.02
Adjustments:
Stock-based compensation	495	0.01	206	0.01	77	0.01
Amortization of deferred financing costs	1,483	0.04	358	0.02		-
Acquisition and integration expenses	13,555	0.36	1,842	0.09	248	0.05
TSRE financing extinguishment and employee separation expenses	27,508	0.72	-	-	-	-
(Gains) losses on TSRE merger and property acquisitions	(64,604)	(1.70)	(2,882)	(0.13)	-	-
Core Funds From Operations	$30,275	$0.80	$14,984	$0.70	$5,782	$1.08
(1)	Based on 37,968,183, 21,532,671 and 5,330,814 weighted average shares and units outstanding for the years ended December 31, 2015, 2014, and 2013, respectively.

Same Store Portfolio Net Operating Income

We believe that Net Operating Income, or NOI, a non-GAAP measure, is a useful measure of our operating performance. We define NOI as total property revenues less total property operating expenses, excluding depreciation and amortization, asset management fees, acquisition and integration expenses and general administrative expenses. Other REITs may use different methodologies for calculating NOI, and accordingly, our NOI may not be comparable to other REITs. We believe that this measure provides an operating perspective not immediately apparent from GAAP operating income or net income. We use NOI to evaluate our performance on a same store and non-same store basis because NOI measures the core operations of property performance by excluding corporate level expenses and other items not related to property operating performance and captures trends in rental housing and property operating expenses. However, NOI should only be used as an alternative measure of our financial performance.

We define same store properties or portfolio as conventional multifamily residential apartments which were owned and operational for the entire periods presented, including each comparative period.

	Three-Months Ended December 31 (a)			Twelve-Months Ended December 31 (b)
	2015	2014	% change	2015	2014	% change
Revenue:
Rental income	$13,446	$12,868	4.5%	$21,171	$20,121	5.2%
Reimbursement and other income	1,440	1,282	12.3%	2,709	2,439	11.1%
Total revenue	14,886	14,150	5.2%	23,880	22,560	5.9%
Operating Expenses:
Real estate taxes	1,597	1,478	8.1%	2,024	2,056	-1.5%
Property insurance	459	434	5.9%	664	691	-3.9%
Personnel expenses	1,733	1,605	8.0%	2,723	2,549	6.8%
Utilities	1,105	1,168	-5.4%	2,456	2,402	2.3%
Repairs and maintenance	612	596	2.7%	1,157	1,134	2.1%
Management fees	539	504	7.0%	945	886	6.7%
Contract services	378	381	-0.8%	589	604	-2.5%
Advertising expenses	206	202	2.3%	341	323	5.6%
Other expenses	514	488	5.3%	1,073	833	28.8%
Total operating expenses	7,143	6,855	4.2%	11,972	11,478	4.3%
Net operating income	$7,743	$7,295	6.1%	$11,908	$11,082	7.5%
NOI Margin	52.0%	51.6%	0.4%	49.9%	49.1%	0.8%
Average Occupancy	92.9%	92.5%	0.4%	94.0%	94.1%	-0.1%
Average effective monthly rent, per unit	$823	$790	4.2%	$809	$767	5.5%
Reconciliation of Same-Store Net Operating Income to Net Income (loss)
Same-store portfolio net operating income (a) (b)	$7,743	$7,295		$11,908	$11,082
Non same-store net operating income	14,568	1,365		47,714	14,694
Asset management fees	(1,882)	(644)		(5,613)	(1,736)
General and administrative expenses	(709)	(343)		(2,177)	(1,137)
Acquisition and integration expenses	(524)	(641)		(13,555)	(1,842)
Depreciation and amortization	(11,632)	(3,856)		(28,094)	(12,520)
Interest expense	(10,160)	(2,986)		(23,553)	(8,496)
Interest income	—	5		19	17
Net gains (losses) on sale of assets	6,412	—		6,412	-
TSRE financing extinguishment and employee separation expenses	—	—		(27,508)	—
Gains (losses) on TSRE merger and property acquisitions	592	—		64,604	2,882
(Income) loss allocated to noncontrolling interests	(285)	(6)		(1,914)	(4)
Net income (loss) available to common shares	$4,123	$189		$28,242	$2,940
(a)	Same store portfolio for the three months ended December 31, 2015 and 2014 includes 21 properties which represents 6,150 units.
(b)	Same store portfolio for the twelve months ended December 31, 2015 and 2014 includes 9 properties which represents 2,470 units.

Results of Operations

Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014

	SAME STORE PROPERTIES				NON SAME STORE PROPERTIES				CONSOLIDATED
	2015	2014	Increase (Decrease)	% Change	2015	2014	Increase (Decrease)	% Change	2015	2014	Increase (Decrease)	% Change
Revenue:
Rental income	$21,171	$20,121	$1,050	5.2%	$77,045	$24,713	$52,332	211.8%	$98,216	$44,834	$53,382	119.1%
Reimbursement and other income	2,709	2,439	270	11.1%	8,651	1,898	6,753	355.8%	11,360	4,337	7,023	161.9%
Total revenue	23,880	22,560	1,320	5.9%	85,696	26,611	59,085	222.0%	109,576	49,171	60,405	122.8%
Expenses:
Real estate operating expenses	11,972	11,478	494	4.3%	37,983	11,917	26,066	218.7%	49,955	23,395	26,560	113.5%
Net Operating Income	$11,908	$11,082	$826	7.5%	$47,713	$14,694	$33,019	224.7%	$59,621	$25,776	$33,845	131.3%

Corporate and other expenses:
General and administrative expenses									2,177	1,137	1,040	91.5%
Asset management fees - Base									4,996	1,582	3,414	215.8%
Asset management fees - Incentive									617	154	463	300.6%
Acquisition and integration expenses									13,555	1,842	11,713	635.9%
Depreciation and amortization expense									28,094	12,520	15,574	124.4%
Total corporate and other expenses									49,439	17,235	32,204	186.9%
Operating Income (loss)									10,182	8,541	1,641	19.2%
Interest expense									(23,553)	(8,496)	(15,057)	177.2%
Interest income									19	17	2	11.8%
Net gains (losses) on sale of assets									6,412	-	6,412	-
TSRE financing extinguishment and employees and separation expenses									(27,508)	-	(27,508)	-
Gains (losses) on TSRE merger and property acquisitions									64,604	2,882	61,722	2141.6%
Net income (loss)									30,156	2,944	27,212	924.3%
(Income) loss allocated to noncontrolling interests									(1,914)	(4)	(1,910)	47750.0%
Net income (loss) available to common shares									$28,242	$2,940	$25,302	860.6%

Revenue

Rental Income. Rental revenue increased $53.4 million to $98.2 million for the year ended December 31, 2015 from $44.8 million for the year ended December 31, 2014. The increase is primarily attributable to $19.2 million of rental income from the acquisition of 20 properties during the year ended December 31, 2015, and $33.1 million from properties acquired during the year ended December 31, 2014 present for a full year in 2015. The remaining increase of $0.9 million is due to improved occupancy and rental rates at our other properties.

Tenant reimbursement and other income. Tenant reimbursement and other income increased $7.0 million to $11.4 million for the year ended December 31, 2015 from $4.4 million for the year ended December 31, 2014. The increase is primarily attributable to $2.1 million of income from the acquisition of 20 properties during the year ended December 31, 2015, and $4.5 million from properties acquired during the year ended December 31, 2014 present for a full year in 2015.

Expenses

Property operating expenses. Property operating expenses increased $26.6 million to $50.0 million for the year ended December 31, 2015 from $23.4 million for the year ended December 31, 2014. The increase is primarily due to $26.1 million of expenses associated with the acquisition of 20 properties during the year ended December 31, 2015 present for a full year in 2015.

 General and administrative expense. General and administrative expense increased $1.1 million to $2.2 million for the year ended December, 31 2015 from $1.1 million for the year ended December 31, 2014. This was primarily due to an increase of $0.9 million of professional fees for the year ended December 31, 2015 compared to the year ended December 31, 2014.

Asset management fees. Asset management fees increased $3.9 million to $5.6 million for the year ended December 31, 2015 from $1.7 million for the year ended December 31, 2014. The increase is primarily due to the growth of our portfolio of real estate properties and related capital used to complete the acquisitions.  During 2015, we increased our portfolio of properties through the 19 properties acquired in the TSRE merger and a single property acquisition in May 2015.  As part of the TSRE merger in September 2015, we changed the structure of our advisory contract with RAIT.  Through September 30, 2015, the asset management fees payable to RAIT were calculated as 75 basis points of our average gross real estate assets, with an incentive fee due equal to 20% of any excess core FFO over a 7% core FFO return.  As of October 1, 2015, the fee structure became a base fee of 1.5% of cumulative equity with an incentive fee equal to 20% of CORE FFO in excess of $0.20 per share.  In addition, the term of the advisory agreement was extended to October 1, 2020.

Acquisition and integration expenses. Acquisition and integration expenses increased $11.8 million to $13.6 million for the year ended December 31, 2015 from $1.8 million for the year ended December 31, 2014. This increase is primarily related acquisition expenses incurred in connection with the TSRE merger in which we acquired 19 properties.

Depreciation and amortization expense. Depreciation and amortization expense increased $15.6 million to $28.1 million for the year ended December 31, 2015 from $12.5 million for the year ended December 31, 2014. The increase is primarily attributable to $8.1 million of depreciation and amortization expenses from the acquisition of 20 properties during the year ended December 31, 2015, and $8.0 million from properties acquired during the year ended December 31, 2014 present for a full year in 2015.

Interest expense. Interest expense increased $15.1 million to $23.6 million for the year ended December 31, 2015 from $8.5 million for the year ended December 31, 2014. The increase is primarily attributable to $5.9 million of interest expense associated with indebtedness related to the TSRE properties and $8.0 million attributable to additional debt obtained on properties acquired during the year ended December 31, 2014 and present for a full year in 2015.

Gain (loss) on assets. In December 2015, we sold a 320 unit property in Tucson, Arizona for a sales price of $33.8 million.  We recognized a gain on sale of $6.4 million.  We did not sell any properties in 2014.

Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013

Revenue

Rental Income. Rental revenue increased $27.0 million to $44.8 million for the year ended December 31, 2014 from $17.8 million for the year ended December 31, 2013. The increase is primarily due to the $26.4 million of rental income from the acquisition of 20 properties during the year ended December 31, 2014 and two properties present for a full year in 2014. The remaining increase of $0.6 million is due to improved occupancy and rental rates at the historical properties.

Tenant reimbursement and other income. Tenant reimbursement and other income increased $2.2 million to $4.3 million for the year ended December 31, 2014 from $2.1 million for the year ended December 31, 2013. The increase is primarily due to the acquisition of 20 properties during the year ended December 31, 2014 and two properties acquired in 2013 present for a full year in 2014.

Expenses

Property operating expenses. Property operating expenses increased $14.0 million to $23.4 million for the year ended December 31, 2014 from $9.4 million for the year ended December 31, 2013. The increase is due to $13.3 million of expenses associated with the acquisition of 20 properties during the year ended December 31, 2014 and two properties present for a full year in 2014. The remaining increase of $0.7 million is primarily due to increased real estate taxes at our historical properties.

General and administrative expense. General and administrative expense increased $0.5 million to $1.1 million for the year ended December, 31 2014 from $0.6 million for the year ended December 31, 2013. The increase is due to costs associated with being a public company and stock based compensation expense of $0.2 million for the year ended December 31, 2014.

Asset management fees. Asset management fees increased $1.4 million to $1.7 million for the year ended December 31, 2014 from $0.3 million for the year ended December 31, 2013. The increase is due to the growth of our average invested real estate assets due to the acquisition of $497.1 million in properties during the year ended December 31, 2014 and $36.2 million of properties acquired in 2013 present for a full year in 2014.

Acquisition and integration expenses. Acquisition and integration expenses increased $1.6 million to $1.8 million for the year ended December 31, 2014 from $0.2 million for the year ended December 31, 2013. These expenses were incurred in connection with the acquisition of 20 properties during the year ended December 31, 2014 as compared to two properties acquired during the year ended December 31, 2013.

Depreciation and amortization expense. Depreciation and amortization expense increased $8.1million to $12.5 million for the year ended December 31, 2014 from $4.4 million for the year ended December 31, 2013. The increase is due to the acquisition of 20 properties during the year ended December 31, 2014 and two properties present for a full year in 2014.

Interest expense. Interest expense increased $4.8 million to $8.5 million for the year ended December 31, 2014 from $3.7 million for the year ended December 31, 2013. The increase is due to the $247.8 million of first mortgages and $67.8 million of debt assumed that was used to finance our acquisition of $497.1 million of properties during 2014.

Gain (loss) on assets. We generated a gain of $2.9 million on the acquisition of the OKC portfolio referenced below for the year ended December 31, 2014. The fair value of the properties acquired and debt assumed exceeded the purchase price generating the gain. No such gain was generated in the year ended December 31, 2013.

Liquidity and Capital Resources

Overview

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain investments, pay distributions and other general business needs. We believe our sources of liquidity described below will be sufficient to fund our liquidity requirements with respect to our existing portfolio for the next 12 months and the foreseeable future.

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

We intend to meet these liquidity requirements primarily through:

•	the use of our cash and cash equivalent balance of $38.3 million as of December 31, 2015;
•

amounts available under the KeyBank senior facility and existing and future financing secured directly or indirectly by the apartment properties in our portfolio is $53.5 million as of December 31, 2015;

•	cash generated from operating activities;
•	net proceeds from property sales implementing our capital recycling strategy and other sales;
•	proceeds from the sale of our common stock; and
•	if required, proceeds from future borrowings and offerings.

As set forth in the business description above under the caption “Financing Strategy,” or the financing strategy description, which is incorporated herein by reference, in connection with the TSRE acquisition, we entered into the KeyBank senior facility, the KeyBank interim facility, refinanced or assumed mortgages secured by TSRE properties and paid off the HNB facility in 2015. For further description of our indebtedness at December 31, 2015, see the financial statements indebtedness note. As set forth in the financing strategy description, we will seek to enhance our growth through the use of prudent amounts of leverage. As described therein, we have implemented a capital recycling strategy to regularly evaluate whether to sell properties use a significant portion of any net proceeds generated to reduce our leverage over time to historical levels. In carrying out this strategy, we intend to consider, among other factors we may deem relevant:

•	Whether we believe the property has limited potential for further improvements to its operating results;
•	market and economic conditions;
•	the non-gateway markets where the portfolio is concentrated to determine whether the economic and demographic characteristics remain attractive; and
•	property margins and ongoing capital requirements.

In implementing this strategy, we completed the sale of a property located in Tucson, Arizona for $33.6 million in December 2015 and the sale of a property located in Smyrna, Georgia for $18.0 million in February 2016.  We have also entered into contracts to sell properties in Henderson, Colorado and Phoenix, Arizona. We expect these identified asset sales, other possible asset sales and other financing transactions to generate sufficient net proceeds for us to repay the KeyBank interim facility. These financing transactions may arise from other opportunities we are considering. The mortgage debt on five of our properties is maturing in April 2016 giving us the flexibility to sell or refinance these properties. We intend to use net proceeds from any sales or refinancing of these properties to further reduce the KeyBank interim facility. We are also considering refinancing three properties acquired in the TSRE acquisition that are currently financed under the KeyBank senior facility given the current market for long term fixed rate financing. We expect any such refinancing to generate approximately $20.0 million in additional net proceeds for IRT. We are also exploring entering into a new unsecured credit facility which could be used to satisfy a portion of the KeyBank interim facility.

We also have historically generated liquidity through the sale of our shares of common stock primarily through our first underwritten public offering in 2013 and three additional underwritten public offerings in 2014. In the aggregate, we have issued 26,448,300 shares of our common stock for gross proceeds of $238.4 million. RAIT has purchased in the aggregate 1,974,819 shares for $17.3 million in four underwritten public offerings to date, paying the public offering price without any underwritten discount. RAIT did not buy any shares in our last underwritten public offering.

We have also preserved liquidity by structuring acquisitions as UPREIT transactions in which some or all of the consideration we pay for a property is in IROP units which can be exchanged for cash or, at our option, an equivalent number of shares of our common stock. See “Part II-Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” above for a further description of these UPREIT transactions. In the ordinary course of our business and subject to conditions at the relevant time, we expect to choose to settle any exchanges of our outstanding IROP units by unaffiliated holders by issuing shares of our common stock.

Cash Flows

As of December 31, 2015 and 2014, we maintained cash and cash equivalents of approximately $38.3 million and $14.8 million, respectively. Our cash and cash equivalents were generated from the following activities (dollars in thousands):

	For the Years Ended December 31
	2015	2014	2013
Cash flow from operating activities	$18,725	$15,724	$6,018
Cash flow from investing activities	(153,466)	(307,337)	(38,239)
Cash flow from financing activities	158,279	303,042	33,022
Net change in cash and cash equivalents	23,538	11,429	801
Cash and cash equivalents at beginning of period	14,763	3,334	2,533
Cash and cash equivalents at end of period	$38,301	$14,763	$3,334

Our increased cash inflow from operating activities during the year ended December 31, 2015 as compared to 2014 resulted from the expansion of our investments through the acquisition of 20 properties in 2015, as well as prior year acquisitions being present for a full year of operations in 2015.

Our decreased cash outflow from investing activities during the year ended December 31, 2015 as compared to 2014 is primarily due to a change in the mix of consideration transferred related to property acquisitions in 2015 as compared to property acquisitions in 2014.  In 2015, we transferred a greater amount of equity consideration (as opposed to cash consideration) related to property acquisitions. We issued 15.1 million shares of common stock and 1.9 million IROP units as part of our acquisition of the TSRE portfolio.  Comparatively, cash consideration was primarily transferred as part of our acquisitions of 20 properties in 2014.

Our decreased cash inflow from financing activities during the year ended December 31, 2015 as compared to 2014 is primarily due to a change in the mix of consideration transferred related to property acquisitions in 2015 as compared to property acquisitions in

2014.  In 2015, we did not issue common stock in any transactions where we received cash proceeds.  Comparatively, in 2014, we completed three underwritten public offerings of our common stock receiving nearly $190 million in proceeds.  This decrease in cash inflow from financing activities was partially offset by an increase in cash inflows related to the issuance of debt in 2015, primarily the KeyBank facilities.

As a REIT, we evaluate our dividend coverage based on our cash flow from operating activities, excluding acquisition and integration expenses and TSRE employee separation expenses. During the year ended December 31, 2015, we paid distributions to our common stockholders and non-controlling interests of $26.3 million and generated cash flows from operating activities, before acquisition and integration expenses and TSRE employee separation expenses of $36.6 million.

Capitalization

Refer to Note 5: Indebtedness and See Note 6: Shareholder Equity and Non-Controlling Interest for information regarding our capitalization.

 Contractual Commitments

The table below summarizes our contractual obligations as of December 31, 2015 (dollars in thousands):

	Payment due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Principal payments on outstanding debt obligations	$975,531	$165,064	$278,143	$10,058	$522,266
Interest payments on outstanding debt obligations (1)	171,329	33,108	53,789	39,742	44,690
Total	$1,146,860	$198,172	$331,932	$49,800	$566,956

(1)	All variable-rate indebtedness assumes a 30-day LIBOR rate of .4295% as of December 31, 2015.

Terms of Leases and Tenant Characteristics

The leases for our portfolio typically follow standard forms customarily used between landlords and tenants in the geographic area in which the relevant property is located. Under such leases, the tenant typically agrees to pay an initial deposit (generally one month’s rent) and pays rent on a monthly basis. As landlord, we are directly responsible for all real estate taxes, sales and use taxes, special assessments, property-level utilities, insurance and building repairs, and other building operation and management costs. Individual tenants are generally responsible for the utility costs of their unit. Our lease terms generally range from six months to two years and average twelve months.

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

Investments in Real Estate

Allocation of Purchase Price of Acquired Assets

We account for acquisitions of properties that meet the definition of a business pursuant to Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 805, “Business Combinations”. The fair value of the real estate acquired is allocated to the acquired tangible assets, generally consisting of land and building, and identified intangible assets, generally consisting of acquired in-place leases, based in each case on their fair values. Purchase accounting is applied to assets and liabilities associated with the real estate acquired. Transaction costs and fees incurred related to acquisitions are expensed as incurred. Transaction costs and fees incurred related to the financing of an acquisition are capitalized and amortized over the life of the related financing.

Upon the acquisition of properties, we estimate the fair value of acquired tangible assets (consisting of land, building and improvements) and identified intangible assets and liabilities (consisting of in-place leases), and assumed debt at the date of acquisition, based on the evaluation of information and estimates available at that date. Based on these estimates, we allocate the initial purchase price to the applicable assets and liabilities. As final information regarding fair value of the assets acquired and liabilities assumed is received and estimates are refined, appropriate adjustments will be made to the purchase price allocation, in no case later than twelve months of the acquisition date.

The aggregate value of in-place leases is determined by evaluating various factors, including the terms of the leases that are in place and assumed lease-up periods.

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

Share-Based Compensation

We account for stock-based compensation in accordance with FASB ASC Subtopic 505-50, “Equity – Equity Payments to Non-Employees” and FASB ASC Topic 718, “Compensation—Stock Compensation”. We do not have any employees and therefore account for share-based compensation as nonemployee awards. Stock-based compensation cost is measured at the grant date based on the fair value of the award and revalued at the end of each accounting period. The expense is recognized over the requisite service period, which is the vesting period. Stock-based compensation is classified within general and administrative expense in the consolidated statements of operations.

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

As of December 31, 2015, our only interest rate sensitive assets or liabilities related to our $975.6 million of outstanding indebtedness, of which $429.6 million is floating-rate and $546.0 million is fixed-rate indebtedness and an individual interest rate cap with a notional of $200.0 million. We monitor interest rate risk routinely and seek to minimize the possibility that a change in interest rates would impact the interest incurred and our cash flows. To mitigate such risk, we may use interest rate derivative contracts. As of December 31, 2014, we did not have any interest rate derivatives in effect.

As of December 31, 2015, the fair value of our fixed-rate indebtedness was $553.0 million. The fair value estimate of our fixed rate debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated at December 31, 2015. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations.

As of December 31, 2015, the fair value of our interest rate cap was $0.03 million.  The fair value of our interest rate cap was estimated using a discounted cash flow analysis based on forward interest rate curves and implied volatilities applicable to the individual caplets.  This interest rate cap has been excluded from the table below as its impact to our interest rate risk under the scenarios presented in the table is insignificant.

The following table summarizes our indebtedness, and the impact to interest expense for a 12-month period, and the change in the net fair value of our indebtedness assuming an instantaneous increase or, subject to note (1) below, decrease of 100 basis points in the LIBOR interest rate curve:

		Impact to Interest Expense		Impact to Fair Value
	Liabilities Subject to Interest Rate Sensitivity	100 Basis Point Increase	100 Basis Point Decrease(1)	100 Basis Point Increase	100 Basis Point Decrease(1)
Variable-rate indebtedness	$429,575	$(4,296)	$1,845	$(1,761)	$1,857
Fixed-rate indebtedness	553,026	-	-	(31,622)	34,032
Total	$982,601	$(4,296)	$1,845	$(33,383)	$35,889

(1)	Assumes the LIBOR interest rate will not decrease below 0%. The quoted 30-day LIBOR rate was 0.43% at December 31, 2015.

ITEM 8.	Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

OF INDEPENDENCE REALTY TRUST, INC.

(A Maryland Corporation)

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Independence Realty Trust, Inc.:

We have audited the accompanying consolidated balance sheets of Independence Realty Trust, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the years in the three‑year period ended December 31, 2015. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule III. These consolidated financial statements and financial statement schedule are the responsibility of Independence Realty Trust, Inc.’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Independence Realty Trust, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Independence Realty Trust, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 11, 2016 expressed an unqualified opinion on the effectiveness of Independence Realty Trust, Inc.’s internal control over financial reporting.

/s/ KPMG LLP

Philadelphia, Pennsylvania

March 11, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Independence Realty Trust, Inc.:

We have audited Independence Realty Trust, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Independence Realty Trust, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Independence Realty Trust, Inc.’s internal control over financial reporting based on our audit.

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

In our opinion, Independence Realty Trust, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Independence Realty Trust, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended December 31, 2015, and our report dated March 11, 2016 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Philadelphia, Pennsylvania

March 11, 2016

Independence Realty Trust, Inc. and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands, except share and per share data)

	As of December 31, 2015	As of December 31, 2014
ASSETS:
Investments in real estate:
Investments in real estate, at cost	$1,372,015	$689,112
Accumulated depreciation	(39,638)	(23,376)
Investments in real estate, net	1,332,377	665,736
Cash and cash equivalents	38,301	14,763
Restricted cash	5,413	5,206
Accounts receivable and other assets	3,362	2,270
Intangible assets, net of accumulated amortization of $11,551 and $4,346, respectively	3,735	3,251
Deferred costs, net of accumulated amortization of $1,726 and $505, respectively	9,226	2,924
Total Assets	$1,392,414	$694,150
LIABILITIES AND EQUITY:
Indebtedness	$975,837	$418,901
Accounts payable and accrued expenses	19,304	8,353
Accrued interest payable	1,239	49
Dividends payable	3,006	1,982
Other liabilities	2,998	1,831
Total Liabilities	1,002,384	431,116
Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized, 0 and 0 shares issued and outstanding, respectively	-	-
Common stock, $0.01 par value; 300,000,000 shares authorized, 47,070,678 and 31,800,076 shares issued and outstanding, including 117,000 and 36,000 unvested restricted common share awards, respectively	471	318
Additional paid-in capital	378,187	267,683
Accumulated other comprehensive income (loss)	(8)	-
Retained earnings (accumulated deficit)	(14,500)	(16,728)
Total stockholders’ equity	364,150	251,273
Noncontrolling interests	25,880	11,761
Total Equity	390,030	263,034
Total Liabilities and Equity	$1,392,414	$694,150

The accompanying notes are an integral part of these consolidated financial statements.

Independence Realty Trust, Inc. and Subsidiaries

Consolidated Statements of Operations

(Dollars in thousands, except share and per share information)

	For the Year Ended December 31
	2015	2014	2013
REVENUE:
Rental income	$98,216	$44,834	$17,843
Tenant reimbursement income	4,401	1,924	943
Other income	6,959	2,413	1,157
Total revenue	109,576	49,171	19,943
EXPENSES:
Property operating expenses	49,955	23,395	9,429
General and administrative expenses	2,177	1,137	648
Asset management fees	5,613	1,736	272
Acquisition and integration expenses	13,555	1,842	248
Depreciation and amortization expense	28,094	12,520	4,413
Total expenses	99,394	40,630	15,010
Operating income	10,182	8,541	4,933
Interest expense	(23,553)	(8,496)	(3,659)
Interest income	19	17	-
Net gains (losses) on sale of assets	6,412	—	-
TSRE financing extinguishment and employee separation expenses	(27,508)	-	-
Gains (losses) on TSRE merger and property acquisitions	64,604	2,882	-
Net income (loss):	30,156	2,944	1,274
(Income) loss allocated to preferred shares	-	-	(10)
(Income) loss allocated to noncontrolling interest	(1,914)	(4)	(649)
Net income (loss) allocable to common shares	$28,242	$2,940	$615
Earnings (loss) per share:
Basic	$0.78	$0.14	$0.12
Diluted	$0.78	$0.14	$0.12
Weighted-average shares:
Basic	36,153,673	21,315,928	5,330,814
Diluted	36,160,274	21,532,671	5,330,814

The accompanying notes are an integral part of these consolidated financial statements.

Independence Realty Trust, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(Dollars in thousands)

	For the Years Ended December 31
	2015	2014	2013
Net income (loss)	$30,156	$2,944	$1,274
Other comprehensive income (loss):
Change in fair value of interest rate hedges	(8)	—	—
Total other comprehensive income	(8)	—	—
Comprehensive income (loss) before allocation to noncontrolling interests	30,148	2,944	1,274
Allocation to preferred shares	—	—	(10)
Allocation to noncontrolling interests	(1,914)	(4)	(649)
Comprehensive income (loss)	$28,234	$2,940	$615

The accompanying notes are an integral part of these consolidated financial statements.

Independence Realty Trust, Inc. and Subsidiaries

Consolidated Statements of Equity

(Dollars in thousands, except share and per share data)

	Preferred Shares	Par Value Preferred Shares	Common Shares	Par Value Common Shares	Additional Paid In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance, January 1, 2013	125	$-	345,063	$3	$3,490	$-	$(401)	$3,092	$47,759	$50,851
Net income	-	-	-	-	-	-	625	625	649	1,274
Distribution to noncontrolling interest declared	0	-	-	-	-	-	-	-	(1,323)	(1,323)
Preferred dividends	-	-	-	-	-	-	(10)	(10)	-	(10)
Common dividends declared	-	-	-	-	-	-	(3,477)	(3,477)	-	(3,477)
Redemption of preferred shares	(125)	-	-	-	(100)	-	(37)	(137)	-	(137)
Redemption of Series B preferred units	-	-		-		-	-	-	(3,500)	(3,500)
Issuance of common shares	-		4,023,577	40	31,113	-	-	31,153	-	31,153
Conversion of common units	-	-	5,274,900	53	43,532	-	-	43,585	(43,585)	-
Stock compensation expense	-	-	9,000	-	77	-	-	77	-	77
Balance, December 31, 2013	-	$-	9,652,540	$96	$78,112	$-	$(3,300)	$74,908	$-	$74,908
Net income (loss)	-	-					2,940	2,940	4	2,944
Distribution to noncontrolling interest declared	-	-							(204)	(204)

Common dividends declared	-	-					(16,368)	(16,368)		(16,368)
Issuance of noncontrolling interests	-	-						-	11,961	11,961
Issuance of common shares, net	-	-	22,098,536	221	$189,366			189,587		189,587
Stock compensation expense	-	-	49,000	1	$205			206		206
Balance, December 31, 2014	-	$-	31,800,076	$318	$267,683	$-	$(16,728)	$251,273	$11,761	$263,034
Net income			-	-	-	-	28,242	28,242	1,914	30,156
Distribution to noncontrolling interest declared			-	-	-	-		-	(1,300)	(1,300)
Common dividends declared						-	(26,014)	(26,014)	-	(26,014)
Other comprehensive income						(8)		(8)		(8)
Issuance of noncontrolling interests			-	-		-	-	-	13,998	13,998
Conversion of noncontrolling interest to common shares			52,933	-	493			493	(493)	-
Issuance of common shares, net			15,105,669	152	109,516	-	-	109,668		109,668
Stock compensation expense			112,000	1	495	-	-	496		496
Balance, December 31, 2015	-	-	47,070,678	471	378,187	(8)	(14,500)	364,150	25,880	390,030

The accompanying notes are an integral part of these consolidated financial statements.

Independence Realty Trust, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Dollars in thousands)

	For the Years Ended December 31
	2015	2014	2013
Cash flows from operating activities:
Net income	$30,156	$2,944	$1,274
Adjustments to reconcile net income to cash flow from operating activities:
Depreciation and amortization	28,094	12,520	4,413
Amortization of deferred financing costs and premium on indebtedness, net	389	(660)	83
Stock compensation expense	495	206	77
Net (gains) losses on sale of assets	(6,412)	-	-
TSRE financing extinguishment expenses	23,219	-	-
(Gains) losses on TSRE merger and property acquisitions	(64,604)	(2,882)	-
Changes in assets and liabilities:
Accounts receivable and other assets	5,570	764	(89)
Accounts payable and accrued expenses	3,362	2,670	210
Accrued interest payable	1,060	(14)	31
Other liabilities	(2,604)	176	19
Net cash provided by operating activities	18,725	15,724	6,018
Cash flows from investing activities:
Acquisition of real estate properties	(24,746)	(299,881)	(36,822)
Disposition of real estate properties	17,524	-	-
TSRE merger, net of cash acquired	(137,096)	-	-
Capital expenditures	(8,941)	(4,158)	(1,445)
(Increase) decrease in restricted cash	(207)	(3,298)	28
Cash flow used in investing activities	(153,466)	(307,337)	(38,239)
Cash flows from financing activities:
(Payments related to) proceeds from issuance of common stock	(188)	189,587	31,153
TSRE financing extinguishment expenses	(23,219)	-	-
Proceeds from Secured Credit Facility and mortgage indebtedness	488,725	154,650	10,940
Secured Credit Facility and mortgage principal repayments	(272,751)	(26,001)	(222)
Redemption of Series B preferred units	-	-	(3,500)
Redemption of preferred shares	-	-	(137)
Payments for deferred financing costs	(7,998)	(89)	(418)
Distributions on preferred stock	-	-	(10)
Distributions on common stock	(25,103)	(14,978)	(2,979)
Distributions to noncontrolling interests	(1,187)	(127)	(1,805)
Net cash from financing activities	158,279	303,042	33,022
Net change in cash and cash equivalents	23,538	11,429	801
Cash and cash equivalents, beginning of period	14,763	3,334	2,533
Cash and cash equivalents, end of the period	$38,301	$14,763	$3,334
Supplemental cash flow information:
Cash paid for interest	$22,105	$9,170	$3,545
Non-cash decrease in noncontrolling interest from conversion of common limited partnership units to shares of common stock	$493	$-	$43,585
Value of common stock issued	$109,857	$-	$-
Value of limited partnership units issued in acquisitions	$13,998	$11,961	$-
Mortgage debt assumed	$121,885	$66,963	$-

The accompanying notes are an integral part of these consolidated financial statements.

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of December 31, 2015

(Dollars in thousands, except share and per share data)

NOTE 1: Organization

Independence Realty Trust, Inc. was formed on March 26, 2009 as a Maryland corporation that has elected to be taxed as a real estate investment trust, or REIT, commencing with the taxable year ended December 31, 2011. We are externally managed by a subsidiary of RAIT Financial Trust, or RAIT, a publicly traded Maryland REIT whose common shares are listed on the New York Stock Exchange under the symbol “RAS” (referred to as our Advisor). As used herein, the terms “we,” “our” and “us” refer to Independence Realty Trust, Inc. and, as required by context, Independence Realty Operating Partnership, LP, which we refer to as IROP, and their subsidiaries. We own apartment properties in geographic non-gateway markets that we believe support strong occupancy and have the potential for growth in rental rates. We seek to provide stockholders with attractive risk-adjusted returns, with an emphasis on distributions and capital appreciation. We own substantially all of our assets and conduct our operations through IROP, of which we are the sole general partner.

On September 17, 2015, we completed a merger, or the TSRE merger, with Trade Street Residential, Inc., or TSRE, whereby we acquired TSRE. We acquired TSRE in order to increase our portfolio of real estate assets and generate attractive risk adjusted returns for our shareholders.  Pursuant to the TSRE merger, (i) a subsidiary of IROP merged into the operating partnership subsidiary of TSRE, or the TSR OP, with TSR OP continuing as the surviving entity, and (ii) TSRE merged into an IRT subsidiary, with our subsidiary continuing as the surviving entity and a wholly-owned subsidiary of IRT. As a result of the TSRE merger, each outstanding share of common stock of TSRE was converted automatically into the right to receive (a) $3.80 in cash and (b) 0.4108 shares of common stock of IRT, plus cash in lieu of fractional shares.  As a result, we issued approximately 15.1 million shares of common stock as equity consideration in the TSRE merger.  Immediately prior to the TSRE merger, the third party holder of units of limited partnership interest of TSR OP, or TSR OP units, contributed all of their TSR OP units to IROP in exchange for 1,925,419 units of limited partnership interest of IROP, or IROP Units, plus cash in lieu of fractional IROP Units. As a result of the TSRE merger, we have approximately $1.4 billion of total capitalization and own 13,724 units (unaudited) across 49 properties (unaudited).  The net assets and results of operations of TSRE were included in our consolidated financial statements beginning September 17, 2015.  See NOTE 3: TSRE Merger for further information.

NOTE 2: Summary of Significant Accounting Policies

a. Basis of Presentation

The consolidated financial statements have been prepared by management in accordance with U.S. generally accepted accounting principles, or GAAP. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our consolidated financial position and consolidated results of operations, equity and cash flows are included. Certain prior period amounts have been reclassified to conform to the current period presentation.

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

As of December 31, 2015

(Dollars in thousands, except share and per share data)

of $250 per institution. We mitigate credit risk by placing cash and cash equivalents with major financial institutions. To date, we have not experienced any losses on cash and cash equivalents.

e. Restricted Cash

Restricted cash includes tenant escrows and our funds held by lenders to fund certain expenditures or to be released at our discretion upon the occurrence of certain pre-specified events. As of December 31, 2015 and 2014, we had $5,413 and $5,206, respectively, of restricted cash.

f. Accounts Receivable and Allowance for Bad Debts

We make estimates of the collectability of our accounts receivable related to base rents, expense reimbursements and other revenue. We analyze accounts receivable and historical bad debt levels, tenant credit worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. In addition, tenants experiencing financial difficulties are analyzed and estimates are made in connection with expected uncollectible receivables. Our reported operating results are affected by management’s estimate of the collectability of accounts receivable.

g. Investments in Real Estate

Investments in real estate are recorded at cost less accumulated depreciation. Costs that both add value and appreciably extend the useful life of an asset are capitalized. Expenditures for repairs and maintenance are expensed as incurred.

Investments in real estate are classified as held for sale in period in which certain criteria are met including when the sale of the asset is probable and actions required to complete the plan of sale indicate that it is unlikely that significant changes to the plan of sale will be made or the plan of sale will be withdrawn.

Allocation of Purchase Price of Acquired Assets

We account for acquisitions of properties that meet the definition of a business pursuant to Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 805, “Business Combinations”. The fair value of the real estate acquired is allocated to the acquired tangible assets, generally consisting of land and building, and identified intangible assets, generally consisting of acquired in-place leases, based in each case on their fair values. Purchase accounting is applied to assets and liabilities associated with the real estate acquired. Transaction costs and fees incurred related to acquisitions are expensed as incurred. Transaction costs and fees incurred related to the financing of an acquisition are capitalized and amortized over the life of the related financing.

Upon the acquisition of properties, we estimate the fair value of acquired tangible assets (consisting of land, building and improvements) and identified intangible assets (consisting of in-place leases), and assumed debt at the date of acquisition, based on the evaluation of information and estimates available at that date. Based on these estimates, we allocate the initial purchase price to the applicable assets and liabilities. As final information regarding fair value of the assets acquired and liabilities assumed is received and estimates are refined, appropriate adjustments will be made to the purchase price allocation, in no case later than twelve months of the acquisition date. We did not make any adjustments from prior periods to the purchase price allocation for any acquisitions during the year ended December 31, 2015. See NOTE 3: TSRE Merger for details on adjustments made in 2015 related to the TSRE merger.

The aggregate value of in-place leases is determined by evaluating various factors, including the terms of the leases that are in place and assumed lease-up periods.  During the twelve month period ended December 31, 2015, we acquired in-place leases with a value of $7,690 related to our acquisitions that are discussed further in NOTE 3: TSRE Merger and NOTE 4: Investments in Real Estate. The value assigned to this intangible asset is amortized over the assumed lease up period, typically six months.  For the years ended December 31, 2015, 2014 and 2013 we recorded $7,206, $3,778 and $490 of amortization expense for intangible assets, respectively. As of December 31, 2015, we expect to record additional amortization expense on current in-place lease intangible assets of $3,735 during 2016.

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of December 31, 2015

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

Depreciation and Amortization

Depreciation expense for real estate assets are computed using a straight-line method based on a life of 40 years for buildings and improvements and five to ten years for equipment and fixtures. For the years ended December 31, 2015, 2014 and 2013 we recorded $20,888, $8,742 and $3,923 of depreciation expense, respectively.

h. Revenue and Expenses

Minimum rents are recognized on an accrual basis, over the terms of the related leases on a straight-line basis. Any above-market lease values and the capitalized below-market lease values are amortized as an adjustment to rental income over the lease term. Recoveries from residential tenants for utility costs are recognized as revenue in the period that the applicable costs are incurred.

Our portfolio of properties consists primarily of apartment communities geographically concentrated in the Southeastern United States. Alabama, Florida, Georgia, North Carolina, South Carolina, Tennessee and Texas comprised 0.48%, 1.21%, 6.66%, 7.02%, 3.47%, 10.24%, and 9.43%, respectively, of our rental revenue for the year ended December 31, 2015.

For the year ended December 31, 2015, we recognized revenues of $322 related to recoveries of lost rental revenue due to natural disasters and other insurable events from our insurance providers.

For the years ended December 31, 2015, 2014 and 2013, we incurred $1,399, $675, and $336 of advertising expenses, respectively.

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

As of December 31, 2015

(Dollars in thousands, except share and per share data)

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

FASB ASC Topic 825, “Financial Instruments” requires disclosure of the fair value of financial instruments for which it is practicable to estimate that value. The fair value of mortgage indebtedness is based on a discounted cash flows valuation technique.  As this technique utilizes current credit spreads for various maturities and types of loans, which are generally unobservable, this is classified as a level 3 fair vale measurement within the fair value hierarchy. The carrying value and fair value of our mortgage indebtedness as of December 31, 2015 was $584,337 and $589,320, respectively. The carrying value and fair value of our mortgage indebtedness as of December 31, 2014 was $400,509 and $411,311, respectively. The fair value of our secured credit facility, bridge term loan, cash and cash equivalents and restricted cash as of December 31, 2015 approximated cost due to the nature of these instruments and were $271,500, $120,000, $38,301, and $5,413, respectively. The fair value of our secured credit facility, cash and cash equivalents and restricted cash as of December 31, 2014 approximated cost due to the nature of these instruments and were $18,392, $14,763, and $5,206, respectively.

j. Deferred Costs

We capitalize initial direct costs upon the issuance of debt and amortize the deferred costs to interest expense over the term of the debt using the effective interest method.

k. Income Taxes

We have elected to be taxed as a REIT beginning with the taxable year ended December 31, 2011. Accordingly, we recorded no income tax expense for the years ended December 31, 2015, 2014 and 2013.

To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our ordinary taxable income to stockholders. As a REIT, we generally are not subject to federal income tax on taxable income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income taxes on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of December 31, 2015

(Dollars in thousands, except share and per share data)

tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders; however, we believe that we are organized and operate in such a manner as to qualify and maintain treatment as a REIT and intend to operate in such a manner so that we will remain qualified as a REIT for federal income tax purposes. For the year ended December 31, 2015, 17% of dividends were characterized as total capital gain distribution and 83% were characterized as return of capital. For the year ended December 31, 2014, 35% of dividends were characterized as ordinary taxable income and 65% were characterized as return of capital.

l. Share-Based Compensation

We account for stock-based compensation in accordance with FASB ASC Subtopic 505-50, “Equity – Equity Payments to Non-Employees” and FASB ASC Topic 718, “Compensation—Stock Compensation”. We do not have any employees and therefore account for share-based compensation as nonemployee awards. Stock-based compensation cost is measured at the grant date based on the fair value of the award and revalued at the end of each accounting period. The expense is recognized over the requisite service period, which is the vesting period. Stock-based compensation is classified within general and administrative expense in the consolidated statements of operations.

m. Noncontrolling Interest

Our non-controlling interest represents limited partnership units of our operating partnership that were issued in connection with certain property acquisitions. We record limited partnership units issued in an acquisition at their fair value on the closing date of the acquisition. The holders of the limited partnership units have the right to redeem their limited partnership units for either shares of our common stock or for cash at our discretion. As the settlement of a redemption is in our sole discretion, we present non-controlling interest in our consolidated balance sheet within equity but separate from shareholders’ equity. Any non-controlling interests that fail to qualify as permanent equity will be presented as temporary equity and be carried at the greater of historical cost or their redemption value.

n. Derivative Instruments

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

On September 30, 2015, we entered into an interest rate cap contract with a notional value of $200,000, a strike rate of 3.0% based on 1-month LIBOR and a maturity date of October 17, 2017 to hedge our interest rate exposure on floating rate indebtedness. We designated this interest rate cap as a cash flow hedge at inception and determined that the hedge is highly effective in offsetting interest rate fluctuations associated with the identified indebtedness. As of December 31, 2015, this derivative had a fair value of $24 and we concluded that this hedging relationship was and will continue to be highly effective, and using the hypothetical derivative method, did not recognize any ineffectiveness.  As of December 31, 2015, $8 was reported in accumulated other comprehensive income.  During the twelve-month period ended December 31, 2015 no amounts have been reclassified out of accumulated other comprehensive income to earnings. During 2016, we expect to reclassify $2 out of accumulated other comprehensive income to earnings.

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of December 31, 2015

(Dollars in thousands, except share and per share data)

o. Recent Accounting Pronouncements

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

In May 2014, the FASB issued an accounting standard classified under FASB ASC Topic 606, “Revenue from Contracts with Customers”. This accounting standard generally replaces existing guidance by requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This standard is currently effective for annual reporting periods beginning after December 15, 2017. There is an option to use the retrospective or cumulative effect transition method. Management is currently evaluating the impact that this standard may have on our consolidated financial statements.

In February 2015, the FASB issued an accounting standard classified under FASB ASC Topic 810, “Consolidation”. This accounting standard amends the consolidation analysis required under GAAP and requires management to reevaluate all previous consolidation conclusions. This standard considers limited partnerships as VIEs, unless the limited partners have either substantive kick-out or participating rights. The presumption that a general partner should consolidate a limited partnership has also been eliminated. The standard also amends the effect that fees paid to a decision maker or service provider have on the consolidation analysis, as well as how variable interests held by a reporting entity’s related parties affect the consolidation conclusion. This standard also clarifies how to determine whether equity holders as a group have power over an entity. This standard is effective for interim and annual reporting periods beginning after December 15, 2015, with an early adoption permitted. The adoption of this accounting standard will not have an impact on our consolidated financial statements.

In April 2015, the FASB issued an accounting standard classified under FASB ASC Topic 835, “Interest”. This accounting standard amends existing guidance to change reporting requirements for debt issuance costs by requiring debt issuance costs to be presented on the balance sheet as a direct deduction from the debt liability. This standard is effective for interim and annual reporting periods beginning after December 15, 2015, with an early adoption permitted. Retrospective application to prior periods is required. The adoption of this accounting standard will require $9,226 of deferred costs, net of $1,726 of accumulated amortization, to be reclassified to total indebtedness on our consolidated balance sheet.

In September 2015, the FASB issued an accounting standard classified under FASB ASC Topic 805, “Business Combinations”.  This accounting standard amends existing guidance related to measurement period adjustments by requiring the adjustments to be recognized prospectively with disclosure of the impact of the adjustments had they been applied previously.  This standard is effective for interim and annual reporting beginning after December 15, 2015, with early adoption permitted.  As this standard only applies to measurement period adjustments that occur after the effective date, the adoption of this accounting standard will not have a material impact on our consolidated financial statements.

NOTE 3: TSRE Merger

As previously discussed in Note 1, the TSRE merger closed on September 17, 2015. During the fourth quarter of 2015, we received additional information regarding estimates we had made for certain receivables and other assets and accrued expenses.  This information led to an increase in fair value of the net assets we acquired of $592. The estimated fair value of the assets and liabilities acquired on acquired on September 17, 2015 was as follows:

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of December 31, 2015

(Dollars in thousands, except share and per share data)

Investments in real estate	$682,237
Cash assumed	2,685
Accounts receivable and other assets	6,513
Intangible assets	7,471
Indebtedness	(359,495)
Accounts payable and accrued expenses	(7,379)
Accrued interest payable	(130)
Other liabilities	(3,662)
Net assets acquired	$328,240

The fair value of the consideration transferred on September 17, 2015 was as follows:

Cash consideration for TSRE merger	$139,781
Equity consideration for TSRE merger	123,855
Total	$263,636

The fair value of the equity consideration transferred was comprised of $109,857 of common shares and $13,998 of IRT OP units. The fair value was based on the price of our common shares upon completion of the merger.

As the fair value of the net assets acquired exceeded the fair value of the consideration transferred, we recognized a gain from a bargain purchase of $64,604. In determining whether a gain from a bargain purchase was appropriate, we reassessed whether we correctly identified all of the assets acquired and all of the liabilities assumed from TSRE. We determined that we correctly identified all of the assets acquired and all of the liabilities assumed from TSRE and, as a result, a gain from a bargain purchase was appropriate.

The gain from a bargain purchase was a result of the following: (i) the fair value of IRT’s common stock at closing was lower than the negotiated price pursuant to the TSRE merger Agreement (resulting in approximately $34 million of the gain), and (ii), the fair value of the 19 TSRE properties acquired, which was supported by appraisals and broker opinions of value received, was higher than the expectation that served as a basis for the negotiated purchase price (resulting in approximately $31 million of the gain, primarily due to the use of current, market-based capitalization rates).

The $359,495 of indebtedness acquired was comprised of $237,610 of indebtedness that we paid off at the closing of the TSRE merger and $121,885 of indebtedness that remained on our balance sheet, which was recognized at its fair value.

As part of the TSRE merger, we have incurred $12,906 of acquisition expenses, which were recognized in earnings immediately. During the fourth quarter of 2015, we received additional information regarding estimates we had made for certain expenses, which led to an increase in our TSRE acquisition expenses of $376. We also incurred $23,219 of expenses associated with extinguishing financing arrangements and $4,289 of expenses associated with employee separations.

The initial purchase accounting is based on our preliminary assessment, which may differ when final information becomes available. Items where we may receive final information that differs from our current estimates may include certain receivables and other assets and accrued expenses. We believe that the information gathered to date provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed. We have received appraisals or broker opinions of value for all of the properties acquired and have performed fair value analyses for the liabilities assumed. We expect to complete the purchase accounting process as soon as practicable, but no later than one year from the date of acquisition. As of December 31, 2015, we were awaiting the outcome of certain real estate tax appeals that TSRE initiated.

Unaudited pro forma financial information relating to the 19 TSRE properties acquired on September 17, 2015 has been included in Note 4: Investments in Real Estate.

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of December 31, 2015

(Dollars in thousands, except share and per share data)

NOTE 4: Investments in Real Estate

As of December 31, 2015, our investments in real estate consisted of 49 apartment properties (unaudited). The table below summarizes our investments in real estate:

	2015	2014	Depreciable Lives (In years)
Land	$190,585	$112,600	-
Building	1,168,453	570,475	40
Furniture, fixtures and equipment	12,977	6,037	5-10
Total investment in real estate	$1,372,015	$689,112
Accumulated depreciation	(39,638)	(23,376)
Investments in real estate, net	$1,332,377	$665,736

Acquisitions

As previously discussed, we completed the TSRE merger on September 17, 2015.  As part of the TSRE merger we acquired 19 properties containing 4,989 units (unaudited).  See Note 3: TSRE Merger for details on the assets acquired, liabilities assumed and consideration paid as part of the TSRE merger.

On May 1, 2015, we acquired a 236-unit (unaudited) residential apartment community located in Indianapolis, Indiana, known as Bayview Club. We acquired the property for an aggregate purchase price of $25,250 exclusive of closing costs.  As part of this acquisition we incurred $270 of acquisition expenses, which was recognized in earnings immediately. Upon acquisition, we recorded the investment in real estate, including any related working capital and intangible assets, at fair value of $25,250.

Description	Fair Value of Assets Acquired During the Year Ended December 31, 2015
Assets acquired:
Investments in real estate	$707,268
Cash and cash equivalents	2,685
Accounts receivable and other assets	6,600
Intangible assets	7,690
Total assets acquired	$724,243
Liabilities assumed:
Indebtedness	$359,495
Accounts payable and accrued expenses	7,867
Accrued interest payable	130
Other liabilities	3,764
Total liabilities assumed	$371,256
Estimated fair value of net assets acquired	$352,987

The table below presents the revenue and net income (loss) for the properties acquired during the year ended December 31, 2015 as reported in our consolidated financial statements.

	For the Year Ended December 31, 2015
Property	Total revenue	Net income (loss) allocable to common shares
TSRE portfolio	$19,617	$2,840
Bayview Club	1,736	40
Total	$21,353	$2,880

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of December 31, 2015

(Dollars in thousands, except share and per share data)

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

Description	For the Year Ended December 31, 2015	For the Year Ended December 31, 2014
Pro forma total revenue (unaudited)	156,418	110,519
Pro forma net income (loss) allocable to common shares (unaudited)	39,887	14,262
Earnings (loss) per share attributable to common shareholders:
Basic-pro forma (unaudited)	$1.10	$0.67
Diluted-pro forma (unaudited)	$1.10	$0.66

On December 30, 2014, we acquired a residential apartment community located in Austin, Texas, known as Iron Rock Ranch. We acquired the property for an aggregate purchase price of $35,250 exclusive of closing costs. In connection with the acquisition our operating partnership issued 918,098 limited partnership units valued at $8,550.

On December 16, 2014, we acquired a residential apartment community located in Little Rock, Arkansas, known as Stonebridge at the Ranch. We acquired the property for an aggregate purchase price of $31,580 exclusive of closing costs.

On December 8, 2014, we acquired a residential apartment portfolio located in Louisville, KY. The portfolio consists of five apartment communities known as Prospect Park, Brookside, Jamestown, Meadows and Oxmoor. We acquired the portfolio for an aggregate purchase price of $162,350 exclusive of closing costs.

On November 24, 2014, we acquired a residential apartment community located in Groveport, OH, known as Bennington Pond. We acquired the property for an aggregate purchase price of $17,500 exclusive of closing costs. In connection with the acquisition our operating partnership issued 4,929 limited partnership units valued at $48.

On September 15, 2014, we acquired a residential apartment community located in Shelby County, TN, known as Stonebridge Crossing. We acquired the property for an aggregate purchase price of $29,800 exclusive of closing costs.

On September 5, 2014, we acquired a residential apartment community located in Garner, North Carolina, known as Lenoxplace at Garner Station. We acquired the property for an aggregate purchase price of $24,250 exclusive of closing costs.

On August 28, 2014, we acquired a residential apartment community located in Cordova, Tennessee, known as Walnut Hill. We acquired the property for an aggregate purchase price of $27,900 exclusive of closing costs. In connection with the acquisition, our operating partnership issued 137,361 limited partnership units valued at $1,377.

On June 4, 2014, we acquired a residential apartment community located in Ridgeland, Mississippi, known as Arbors at the Reservoir. We acquired the property for an aggregate purchase price of $20,250 exclusive of closing costs.

On May 7, 2014, we acquired a residential apartment community located in Little Rock, Arkansas, known as Carrington. We acquired the property for an aggregate purchase price of $21,500 exclusive of closing costs. In connection with the acquisition our operating partnership issued 222,062 limited partnership units valued at $1,986.

On March 31, 2014, we acquired a residential apartment community, known as King’s Landing, in Creve Coeur, Missouri. We acquired the property for an aggregate purchase price of $32,700 exclusive of closing costs. In connection with the acquisition we assumed an existing loan with an outstanding principal balance of $21,200 secured by the property, bearing interest at 4.0% per annum, and maturing on June 1, 2022.

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of December 31, 2015

(Dollars in thousands, except share and per share data)

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

On January 31, 2014, we acquired a residential apartment community located in Waukegan, Illinois, known as The Reserve at Eagle Ridge. We acquired the property for an aggregate purchase price of $29,000 exclusive of closing costs.

 Dispositions

On February 18, 2016, we disposed of one multi-family real estate property for a total sale price of $18,000.

On December 22, 2015, we disposed of one multi-family real estate property for a total sale price of $33,600. We recorded a gain on the sale of this asset of $6,420.

On October 15, 2015, we sold a parcel of land acquired in the TSRE merger for $3,350.  After considering actual closing costs, we recognized a loss on the sale of this asset of $8.

NOTE 5: Indebtedness

The following tables contains summary information concerning our indebtedness as of December 31, 2015:

Debt:	Outstanding Principal	Carrying Amount	Type	Weighted Average Rate	Weighted Average Maturity (in years)
Secured credit facility (1)	$271,500	$271,500	Floating	2.9%	2.7
Bridge term loan (2)	120,000	120,000	Floating	5.4%	0.7
Mortgages-Fixed rate	545,956	546,262	Fixed	3.8%	6.9
Mortgages-Floating rate	38,075	38,075	Floating	2.8%	5.4
Total Debt	$975,531	$975,837		3.7%	4.9

(1)	The total capacity of the secured credit facility is $325.0 million, of which $271.5 million was outstanding as of December 31, 2015.
(2)	The bridge term loan may be extended by 6 months at our option. If extended, the maturity date would be March 2017.

	Original maturities on or before December 31,
Debt:	2016	2017	2018	2019	2020	Thereafter
Secured credit facility	$-	$-	$271,500	$-	$-	$-
Bridge term loan (1)	120,000	-	-	-	-	-
Mortgages-Fixed rate	45,064	2,956	3,687	3,982	6,076	484,191
Mortgages-Floating rate	-	-	-	-	-	38,075
Total	$165,064	$2,956	$275,187	$3,982	$6,076	$522,266

(1)	The bridge term loan may be extended by 6 months at our option. If extended, the maturity date would be March 2017.

As of December 31, 2015 we were in compliance with all financial covenants contained in our indebtedness.

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of December 31, 2015

(Dollars in thousands, except share and per share data)

The following tables contains summary information concerning our indebtedness as of December 31, 2014:

Debt:	Outstanding Principal	Carrying Amount	Type	Rate	Weighted Average Maturity (in years)
Secured credit facility (1)	$18,392	$18,392	Floating	2.7%	1.8
Mortgages-Fixed rate	360,902	362,434	Fixed	3.8%	7.5
Mortgages-Floating rate	38,075	38,075	Floating	2.4%	6.3
Total Debt	$417,369	$418,901		3.6%	7.1

(1)	The secured credit facility total capacity was $30.0 million, of which $18.4 million was outstanding as of December 31, 2014.

As of December 31, 2015 and December 31, 2014, RAIT held $38,075 of our mortgage indebtedness related to two of our properties, with an average interest rate of 2.8% and 2.4%, respectively. For the years ended December 31, 2015 and 2014, we paid approximately $965 and $966 respectively, of interest to RAIT. There was no accrued interest payable outstanding as of December 31, 2015.

Mortgage Indebtedness

On January 27, 2015, we entered into a loan agreement for a $22,900 loan secured by a first mortgage on our Iron Rock Ranch property. The loan bears interest at a rate of 3.4% per annum, provides for monthly payments of interest only until the maturity date of February 1, 2025.

On April 13, 2015, we entered into a loan agreement for a $20,527 loan secured by a first mortgage on our Stonebridge at the Ranch property. The loan bears interest at a rate of 3.2% per annum, provides for monthly payments of interest only until the maturity date of May 1, 2025.

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

As of December 31, 2015

(Dollars in thousands, except share and per share data)

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

On December 29, 2014, we entered into a loan agreement for a $19,370 million loan secured by a first mortgage on our Stonebridge Crossing property. The loan bears interest at a rate of 3.4% per annum, provides for monthly payments of interest only until the maturity date of January 1, 2022 when the principal balance, accrued interest and all other amounts due under the loan become due.

On December 8, 2014, in connection with the acquisition of Prospect Park, we entered into a loan agreement for a $9,230 loan secured by a first mortgage on the property. The loan bears interest at a fixed rate of 3.6% per annum, provides for monthly payments of interest only until the maturity date of January 1, 2025 when the principal balance, accrued interest and all other amounts due under the loan become due.

On December 8, 2014, in connection with the acquisition of Brookside, we entered into a loan agreement for a $13,455 loan secured by a first mortgage on the property. The loan bears interest at a fixed rate of 3.6% per annum, provides for monthly payments of interest only until the maturity date of January 1, 2025 when the principal balance, accrued interest and all other amounts due under the loan become due.

On December 8, 2014, in connection with the acquisition of Jamestown, we entered into a loan agreement for a $22,880 loan secured by a first mortgage on the property. The loan bears interest at a fixed rate of 3.6% per annum, provides for monthly payments of interest only until the maturity date of January 1, 2025 when the principal balance, accrued interest and all other amounts due under the loan become due.

On December 8, 2014, in connection with the acquisition of Meadows, we entered into a loan agreement for a $24,245 loan secured by a first mortgage on the property. The loan bears interest at a fixed rate of 3.6% per annum, provides for monthly payments of interest only until the maturity date of January 1, 2025 when the principal balance, accrued interest and all other amounts due under the loan become due.

On December 8, 2014, in connection with the acquisition of Oxmoor, we entered into a loan agreement for a $35,815 loan secured by a first mortgage on the property. The loan bears interest at a fixed rate of 3.6% per annum, provides for monthly payments of interest only until the maturity date of January 1, 2025 when the principal balance, accrued interest and all other amounts due under the loan become due.

On November 24, 2014, in connection with the acquisition of Bennington Pond, we entered into a loan agreement for a $11,375 loan secured by a first mortgage on the property. The loan bears interest at a fixed rate of 3.7% per annum, provides for monthly payments of interest only until the maturity date of December 1, 2024 when the principal balance, accrued interest and all other amounts due under the loan become due.

On October 24, 2014, we entered into a loan agreement for a $15,991 loan secured by a first mortgage on our Lenoxplace property. The loan bears interest at a fixed rate of 3.7% per annum, provides for monthly payments of interest only until the maturity date of November 1, 2021 when the principal balance, accrued interest and all other amounts due under the loan become due.

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

As of December 31, 2015

(Dollars in thousands, except share and per share data)

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

Secured Credit Facility

As of September 17, 2015, the HNB facility was terminated and repaid in full. The facility, which was originally entered into on October 25, 2013 had a 3-year term, bore interest at LIBOR plus 2.50% and contained customary financial covenants for this type of revolving credit agreement.

On September 17, 2015, IROP entered into a credit agreement with KeyBank with respect to a $325 million senior secured credit facility, or the KeyBank senior facility. IROP incurred upfront costs of $4,722 associated with this facility that were capitalized as deferred financing costs.  The KeyBank senior facility consists of a revolving line of credit in an amount of up to $125.0 million, or the revolver, and a term loan in an amount of no less than $200.0 million, or the term loan. Up to 10% of the revolver is available for swingline loans, and up to 10% of the revolver is available for the issuance of letters of credit. Additionally, IROP has the right to increase the aggregate amount of the KeyBank senior facility to up to $450.0 million. The KeyBank senior facility will mature on September 17, 2018, three years from its closing date, subject to the option of IROP to extend the KeyBank senior facility for two additional 12-month periods under certain circumstances. IROP may prepay the KeyBank senior facility, in whole or in part, at any time without prepayment fee or penalty, except for breakage costs associated with LIBOR borrowings.  At IROP’s option, borrowings under the KeyBank senior facility will bear interest at a rate equal to either (i) the 1-month LIBOR rate plus a margin of 165 to 245 basis points, or (ii) a base rate plus a margin of 65 to 145 basis points. The applicable margin will be determined based upon IROP’s total leverage ratio. In addition, IROP will pay a fee of either 20 basis points (if greater than or equal to 50% of the revolver is used) or 25 basis points (if less than 50% of the revolver is used) on the unused portion of the revolver. The KeyBank senior facility requires monthly payments of interest only and does not require any mandatory prepayments. At December 31, 2015, amounts outstanding under the KeyBank secured facility bear interest at 245 basis points over 1-month LIBOR.  As of December 31, 2015, there was $53.5 million of availability under the revolver and $0 of availability under the term loan.

On September 17, 2015, IROP entered into a credit agreement with KeyBank with respect to a $120 million interim term loan facility, or the KeyBank interim facility. IROP incurred upfront deferred costs of $2,092 associated with this facility.  The KeyBank interim facility is structured as a 364-day secured term loan facility (with a maturity extension option for an additional six months under certain circumstances) available in a single draw. IROP may prepay the KeyBank interim facility, in whole or in part, at any time without prepayment fee or penalty (other than as provided in a separate fee letter with the lenders), except for breakage costs

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of December 31, 2015

(Dollars in thousands, except share and per share data)

associated with LIBOR borrowings. The KeyBank interim facility is secured by pledges of certain of the equity interests of IROP’s current and future subsidiaries and joint ventures (on a best-available basis to the extent such equity interests can be pledged pursuant to IRT’s existing debt agreements) and a pledge of the proceeds of all equity issuances by IRT and IROP.  At IROP’s option, borrowings under the KeyBank interim facility will bear interest at a rate equal to either (i) the 1-month LIBOR rate plus a margin of 500 basis points, or (ii) a base rate plus a margin of 400 basis points. If IROP elects to extend its maturity, at IROP’s option, the KeyBank interim facility will bear interest at a rate equal to either (i) the 1-month LIBOR rate plus a margin of 650 basis points, or (ii) a base rate plus a margin of 550 basis points. The KeyBank interim facility requires monthly payments of interest only. IROP is required to reduce the principal amount outstanding under the KeyBank interim facility to no greater than $100.0 million within six months of closing and must apply 100% of all net proceeds from equity issuances, sales of assets, or refinancing of assets towards repaying the KeyBank interim facility.  At December 31, 2015, the KeyBank interim facility bears interest at 500 basis points over 1-month LIBOR and there was $0 of availability under the KeyBank interim facility.

In January of 2016, we repaid $14,100 of the KeyBank interim facility subsequent to a property disposition.

In February of 2016, we repaid $9,684 of the KeyBank interim facility subsequent to a property disposition.

In addition to certain negative covenants, our lending facility with Key Bank has financial covenants that require us to (i) maintain a consolidated leverage ratio below thresholds described in the debt agreement, (ii) maintain a minimum consolidated fixed charge coverage ratio, (iii) maintain a minimum consolidated tangible net worth, and (iv) maintain a minimum liquidity amount. Additionally, the covenants limit (i) the amount of distributions that IRT can make to a percentage of Funds from Operations (as such term is described in the debt agreement), (ii) the amount of recourse indebtedness that may be incurred by us, (iii) the amount of unhedged variable rate indebtedness that may be incurred, and requires us to maintain a pledge of collateral base of properties with an occupancy level of not less than 85% as security for the facility.

NOTE 6: Stockholder Equity and Non-Controlling Interest

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

On August 13, 2013, we completed an underwritten public offering selling 4,000,000 shares of our common stock for $8.50 per share for total gross proceeds of approximately $34.0 million.

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of December 31, 2015

(Dollars in thousands, except share and per share data)

 Our board of directors declared the following dividends in 2015:

Month	Record Date	Payment Date	Dividend Declared Per Share
January 2015	January 30, 2015	February 17, 2015	$0.06
February 2015	February 27, 2015	March 16, 2015	$0.06
March 2015	March 31, 2015	April 15, 2015	$0.06
April 2015	April 30, 2015	May 15, 2015	$0.06
May 2015	May 29, 2015	June 15, 2015	$0.06
June 2015	June 30, 2015	July 15, 2015	$0.06
July 2015	July 31, 2015	August 17, 2015	$0.06
August 2015	August 31, 2015	September 15, 2015	$0.06
September 2015	September 15, 2015	October 15, 2015	$0.034
September 2015	September 30, 2015	October 15, 2015	$0.026
October 2015	October 30, 2015	November 16, 2015	$0.06
November 2015	November 30, 2015	December 15, 2015	$0.06
December 2015	December 31, 2015	January 15, 2016	$0.06

On January 14, 2016, our board of directors declared the following dividends during 2016:

Month	Record Date	Payment Date	Dividend Declared Per Share
January 2016	January 29, 2016	February 16, 2016	$0.06
February 2016	February 29, 2016	March 15, 2016	$0.06
March 2016	March 31, 2016	April 15, 2016	$0.06

Our board of directors declared the following dividends during 2014:

Month	Record Date	Payment Date	Dividend Declared Per Share
January 2014	January 31, 2014	February 17, 2014	$0.06
February 2014	February 28, 2014	March 17, 2014	$0.06
March 2014	March 31, 2014	April 15, 2014	$0.06
April 2014	April 30, 2014	May 15, 2014	$0.06
May 2014	May 30, 2014	June 16, 2014	$0.06
June 2014	June 30, 2014	July 15, 2014	$0.06
July 2014	July 31, 2014	August 15, 2014	$0.06
August 2014	August 29, 2014	September 15, 2014	$0.06
September 2014	September 30, 2014	October 15, 2014	$0.06
October 2014	October 31, 2014	November 17, 2014	$0.06
November 2014	November 28, 2014	December 15, 2014	$0.06
December 2014	December 31, 2014	January 15, 2015	$0.06

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of December 31, 2015

(Dollars in thousands, except share and per share data)

On February 28, 2013, our board of directors authorized and declared distributions on our common stock for months of January through June 2013.  The distributions were payable to the holders of our common stock at a rate of $0.00163934 per share per day and $0.00171233 per share per day for the months of January through March and April through June, respectively. The distributions were paid by the fifteenth day of the subsequent month.

Our board of directors also declared the following dividends during 2013:

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

Noncontrolling Interest

During 2015, IROP exchanged 52,937 units for 52,933 shares of our common stock with fractional units being settled in cash.

On September 17, 2015, immediately prior to the TSRE merger, the sole third party holder of units of TSR OP units contributed all of their TSR OP units to IROP in exchange for 1,925,419 of IROP units, plus cash in lieu of fractional IROP units, valued at $13,998.

As of December 31, 2015, there were 3,154,931 IROP Units outstanding with a redemption value of $23,694, based on IRT’s stock price of $7.51 as of December 31, 2015.

On February 1, 2016 IROP exchanged an additional 204,115 units for 204,113 shares of our common stock with fractional units being settled in cash. As a result of this exchange, as of March 9, 2016, 2,950,816 units held by unaffiliated third parties remained outstanding.

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

As of December 31, 2015

(Dollars in thousands, except share and per share data)

On August 28, 2014, our operating partnership issued 137,361 limited partnership units valued at $1,377 in connection with the Walnut Hill acquisition.

On May 7, 2014, our operating partnership issued 222,062 limited partnership units valued at $1,986 in connection with the Carrington acquisition.

Our board of directors declared the following distributions on our operating partnership’s LP units during 2015:

Month	Record Date	Payment Date	Dividend Declared Per Share
January 2015	January 30, 2015	February 17, 2015	$0.06
February 2015	February 27, 2015	March 16, 2015	$0.06
March 2015	March 31, 2015	April 15, 2015	$0.06
April 2015	April 30, 2015	May 15, 2015	$0.06
May 2015	May 29, 2015	June 15, 2015	$0.06
June 2015	June 30, 2015	July 15, 2015	$0.06
July 2015	July 31, 2015	August 17, 2015	$0.06
August 2015	August 31, 2015	September 15, 2015	$0.06
September 2015	September 15, 2015	October 15, 2015	$0.06
October 2015	October 30, 2015	November 16, 2015	$0.06
November 2015	November 30, 2015	December 15, 2015	$0.06
December 2015	December 31, 2015	January 15, 2016	$0.06

On January 14, 2016, our board of directors declared the following distributions on our operating partnership’s LP units during 2016:

Month	Record Date	Payment Date	Dividend Declared Per Share
January 2016	January 29, 2016	February 16, 2016	$0.06
February 2016	February 29, 2016	March 15, 2016	$0.06
March 2016	March 31, 2016	April 15, 2016	$0.06

Our board of directors declared the following distributions on our operating partnership’s LP units during 2014:

Month	Record Date	Payment Date	Dividend Declared Per Share
July 2014	July 31, 2014	August 15, 2014	$0.06
August 2014	August 29, 2014	September 15, 2014	$0.06
September 2014	September 30, 2014	October 15, 2014	$0.06
October 2014	October 31, 2014	November 17, 2014	$0.06
November 2014	November 28, 2014	December 15, 2014	$0.06
December 2014	December 31, 2014	January 15, 2015	$0.06

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

As of December 31, 2015

(Dollars in thousands, except share and per share data)

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

On February 12, 2016, our compensation committee awarded 210,000 restricted stock awards, valued at $6.22 per share, or $1,306 in the aggregate.  The awards vest over a three-year period.

On February 18, 2015, our compensation committee awarded 100,000 shares of restricted common stock, valued at $935 using IRT’s closing stock price of $9.35, and awarded 300,000 stock appreciation rights, or SARs, valued at $219 based on the Black-Scholes option pricing model at the date of grant, to persons affiliated with our advisor, including our executive officers. These awards generally vest over three-year periods.  The SARs may be exercised between the date of vesting and February 18, 2020, the expiration date of the SARs.

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of December 31, 2015

(Dollars in thousands, except share and per share data)

On January 31, 2014, our compensation committee awarded 40,000 shares of restricted common stock, valued at $328 using our closing stock price of $8.20, and awarded 80,000 SARs, valued at $49 based on a Black-Scholes option pricing model at the date of grant, to persons affiliated with our advisor, including our executive officers. These awards generally vest over three-year periods. The SARs may be exercised between the date of vesting and January 31, 2019, the expiration date of the SARs.

A summary of the SARs activity of the Long Term Incentive Plan is presented below.

	2015		2014
	SARs	Weighted Average Exercise Price	SARs	Weighted Average Exercise Price
Outstanding, January 1,	72,000	$8.20	-	$-
Granted	300,000	9.35	80,000	8.20
Expired	-	-	-	-
Exercised	(2,000)	8.20	-	-
Forfeited	(19,000)	9.11	(8,000)	-
Outstanding, December 31,	351,000	$9.13	72,000	$8.20
SARs exercisable at December 31,	22,000		-

As of December 31, 2015, our closing common stock price was $7.51, which does not exceed the exercise prices of the SARs. The total intrinsic value of SARs outstanding and exercisable at December 31, 2015 was $0.

The following table summarizes information about the SARs outstanding and exercisable as of December 31, 2015:

	SARs Outstanding		SARs Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Remaining Contractual Life
$8.20 - 9.35	351,000	3.9	22,000	3.1

As of December 31, 2015, the unearned compensation cost relating to unvested SAR awards was $121.

Our assumptions used in computing the fair value of the SARs issued during the years ended December 31, 2015 and 2014, using the Black-Scholes Option Pricing Model, were as follows:

	As of December 31
	2015	2014
Stock Price	$7.51	$9.31
Strike Price	$ 8.20-9.35	$8.20
Risk-free interest rate	1.1 - 1.2%	1.1%
Dividend yield	9.6%	7.7%
Volatility	34%	21%
Expected term	1.7 - 2.5 years	2.5 years

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of December 31, 2015

(Dollars in thousands, except share and per share data)

A summary of the restricted common share awards as of December 31, 2015 and 2014 of the Incentive Award Plan is presented below.

	2015		2014
	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Balance, January 1,	36,000	$8.20	-	$-
Granted	112,000	9.30	49,000	8.34
Vested	(24,000)	8.55	(13,000)	8.72
Forfeited	(7,000)	9.02	-	-
Balance, December 31,	117,000	$9.13	36,000	$8.20

As of December 31, 2015, the unearned compensation cost relating to unvested restricted common share awards was $558. The estimated fair value of restricted common share awards vested during 2015 was $221.

For the years ended December 31, 2015 and December 31, 2014 we recognized $495 and $206 of stock compensation expense, respectively.

NOTE 8: Related Party Transactions and Arrangements

Fees and Expenses Paid to Our Advisor

As of September 25, 2015 we entered into the Second Amendment to the Second Amended and Restated Advisory Agreement.  The Second Amendment amends the advisory agreement to extend its term to October 1, 2020, and so that, for periods subsequent to October 1, 2015, our Advisor is compensated as follows:

•	Quarterly base management fee of 0.375% of our cumulative equity raised; and
•	Quarterly incentive fee equal to 20% of our Core FFO in excess of $0.20 per share.

Prior to the Second Amendment, the Second Amended and Restated Advisory Agreement, which was effective as of May 7, 2013 through September 30, 2015, provided that our Advisor was compensated as follows:

•

Quarterly base management fee of 0.1875% of average gross real estate assets as of the last day of such quarter. Average gross real estate assets means the average of the aggregate book value of our real estate assets before reserves for depreciation or other similar noncash reserves and excluding the book values attributable to the eight properties that were acquired prior to August 16, 2013. We computed average gross real estate assets by taking the average of these book values at the end of each month during the quarter for which we calculated the fee.

•	An incentive fee based on our pre-incentive fee core FFO, a non-GAAP measure, as defined in the advisory agreement. The incentive fee was computed at the end of each fiscal quarter as follows:
•	no incentive fee in any fiscal quarter in which our pre-incentive fee Core FFO does not exceed the hurdle rate of 1.75% (7% annualized) of the cumulative gross amount of our equity capital; and
•	20% of the amount of our pre-incentive fee Core FFO that exceeds 1.75% (7% annualized) of the cumulative gross proceeds from our issuance of equity securities.

For the years ended December 31, 2015, 2014 and 2013 our Advisor earned $4,984, $1,582, and $128 of asset management fees, respectively.

For the years ended December 31, 2015, 2014 and 2013 our Advisor earned $629, $154 and $144 of incentive fees, respectively. These fees are included within asset management fees in our consolidated statements of operations.

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of December 31, 2015

(Dollars in thousands, except share and per share data)

As of December 31, 2015 and December 31, 2014 we had liabilities payable to our Advisor for asset management fees and incentive fees of $1,854 and $644, respectively.  These liabilities are presented within accounts payable and accrued expenses.

Property Management Fees Paid to Our Property Manager

We have entered into property management agreements with RAIT Residential, or our property manager, which is wholly owned by RAIT, with respect to each of our properties. Pursuant to the property management agreements, we pay our property manager property management and leasing fees on a monthly basis up to 4.0% of the gross revenues from a property for each month. Additionally, we may pay our property manager a separate fee for the one-time initial rent-up or leasing-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s length transactions by others rendering similar services in the same geographic area for similar properties as determined by a survey of brokers and agents in such area. Each management agreement has an initial one year term, subject to automatic one-year renewals unless either party gives prior notice of its desire to terminate the management agreement. For the years ended December 31, 2015, 2014 and 2013 our property manager earned $3,675, $1,759, and $785, respectively, of property management and leasing fees. As of December 31, 2015 and December 31, 2014, we had liabilities payable to our property manager for property management and leasing fees of $440 and $205, respectively.  These liabilities are presented within accounts payable and accrued expenses.

Dividends Paid to Affiliates of our Advisor

As of December 31, 2015 and 2014, RAIT owned 15.5%, and 22.9% of the outstanding shares of our common stock, respectively.  For the years ended December 31, 2015, 2014 and 2013, we declared and subsequently paid dividends of $5,234, $5,126 and $3,533 related to shares of common stock owned by RAIT.

NOTE 9: Earnings (Loss) Per Share

The following table presents a reconciliation of basic and diluted earnings (loss) per share for the years ended December 31, 2015, 2014 and 2013:

	For the Years Ended December 31
	2015	2014	2013
Net Income (loss)	$30,156	$2,944	$1,274
(Income) loss allocated to preferred shares	$-	-	(10)
(Income) loss allocated to non-controlling interests	(1,914)	(4)	(649)
Net Income (loss) allocable to common shares	28,242	2,940	615
Weighted-average shares outstanding—Basic	36,153,673	21,315,928	5,330,814
Dilutive securities	6,601	216,743	-
Weighted-average shares outstanding—Diluted	36,160,274	21,532,671	5,330,814
Earnings (loss) per share—Basic	$0.78	$0.14	$0.12
Earnings (loss) per share—Diluted	$0.78	$0.14	$0.12

Certain IROP units, stock appreciation rights, or SARs, and unvested shares totaling 3,156,184, 1,282,450, and 0 for the years ended December 31, 2015, 2014 and 2013, respectively, were excluded from the earnings (loss) per share computation because their effect would have been anti-dilutive.

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of December 31, 2015

(Dollars in thousands, except share and per share data)

NOTE 10: Quarterly Financial Data (Unaudited)

The following table summarizes our quarterly financial data which, in the opinion of management, reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of our results of operations:

	For the Three-Month Periods Ended
	March 31	June 30	September 30	December 31
2015:
Total revenue	$21,657	$22,718	$25,492	$39,709
Net income (loss)	(241)	353	25,636	4,408
Net income (loss) allocable to common shares	(233)	337	24,015	4,123
Total earnings (loss) per share—Basic (1)	$(0.01)	$0.01	$0.71	$0.09
Total earnings (loss) per share—Diluted (1)	$(0.01)	$0.01	$0.71	$0.09
2014:
Total revenue	$8,132	$11,641	$13,049	$16,349
Net income (loss)	2,935	(128)	(58)	195
Net income (loss) allocable to common shares	2,935	(128)	(56)	189
Total earnings (loss) per share—Basic (1)	$0.19	$(0.01)	$(0.00)	$0.01
Total earnings (loss) per share—Diluted (1)	$0.19	$(0.01)	$(0.00)	$0.01

(1)	The summation of quarterly per share amounts do not equal the full year amounts.

NOTE 11: SEGMENT REPORTING

Segments

We have identified one operating segment and have determined that we have one reportable segment. As a group, our executive officers act as the Chief Operating Decision Maker or CODM. The CODM reviews operating results to make decisions about all investments and resources and to assess performance for the entire company. Our portfolio consists of one reportable segment, investments in real estate through the mechanism of ownership. The CODM manages and reviews our operations as one unit. Resources are allocated without regard to the underlying structure of any investment, but rather after evaluating such economic characteristics as returns on investment, leverage ratios, current portfolio mix, degrees of risk, income tax consequences and opportunities for growth. We have no single customer that accounts for 10% or more of revenue.

NOTE 12: COMMITMENTS AND CONTINGENCIES

Litigation

From time to time, we are party to various lawsuits, claims for negligence and other legal proceedings that arise in the ordinary course of our business.

On June 11, 2015, three purported stockholders filed a complaint in the Circuit Court of Maryland for Baltimore City on behalf of a putative class of TSRE stockholders and naming as defendants TSRE’s Board of Directors, or the individual defendants, and TSRE.  The case is captioned Tony Blank Family Trust et al. v. Trade Street Residential, Inc. et al., Case No. 24-C-15-003081, or the Blank action.  TSRE is listed as a defendant in the caption of plaintiffs’ complaint, but no claim is asserted against TSRE.  On July 15, 2015, the plaintiffs amended their complaint and added Monarch Alternative Capital, LP, Senator Investment Group, LP, and BHR Capital LLC, or the shareholder defendants, as defendants.

The amended complaint generally alleges that, in connection with the acquisition of TSRE by IRT, the individual defendants breached their fiduciary duties by approving an acquisition that was financially unfair to TSRE’s stockholders and by conducting a sale process in which the individual defendants had conflicts of interest.  The amended complaint also alleges that the shareholder defendants aided and abetted the individual defendants’ alleged breaches of their fiduciary duties and were unjustly enriched by the TSRE merger.  The amended complaint seeks, among other things, compensatory damages, pre- and post-judgment interest, an order requiring that the individual defendants affiliated with the shareholder defendants disgorge all profits, compensation and other benefits obtained by them as a result of their conduct in connection with the TSRE merger, and an award of the plaintiffs’

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of December 31, 2015

(Dollars in thousands, except share and per share data)

costs and disbursements of this action, including attorney’s fees.  On September 25, 2015 the defendants moved to dismiss the amended complaint.  On November 6, 2015, plaintiffs in the Blank Action amended their complaint for a second time in response to certain arguments raised by defendants in their motions to dismiss.  The second amended complaint adds a claim against the shareholder defendants for breach of fiduciary duty as controlling stockholders of TSRE.  The defendants have moved to dismiss the second amended complaint and the motions are currently pending.

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

As of December 31, 2015

(Dollars in thousands, except share and per share data)

Independence Realty Trust

Schedule III

Real Estate and Accumulated Depreciation

As of December 31, 2015

(Dollars in thousands)

					Cost of
					Improvements,
					net of		Gross Carrying		Accumulated	Encumbrances
Property			Initial Cost		Retirements		Amount		Depreciation-	(Unpaid	Year of	Life of
Name	Description	Location	Land	Building	Land	Building	Land (1)	Building (1)	Building	Principal)	Acquisition	Depreciation
Crestmont	Apartment	Marietta, GA	$3,254	$13,017	$-	$507	$3,254	$13,524	$(2,883)	$(6,522)	2011	40
Copper Mill	Apartment	Austin, TX	3,472	13,888	-	763	3,472	14,651	(3,185)	(7,101)	2011	40
Cumberland	Apartment	Smyrna, GA	3,100	13,114	-	710	3,100	13,824	(3,007)	(6,667)	2011	40
Heritage Trace	Apartment	Newport News, VA	2,673	10,691	-	747	2,673	11,438	(2,515)	(5,314)	2011	40
Belle Creek Apartments	Apartment	Henderson, CO	1,890	7,562	-	552	1,890	8,114	(1,635)	(10,575)	2011	40
Runaway Bay	Apartment	Indianapolis, IN	3,079	12,318	-	489	3,079	12,807	(1,117)	(9,837)	2012	40
Tresa at Arrowhead	Apartment	Phoenix, AZ	7,080	28,320	-	891	7,080	29,211	(5,085)	(27,500)	2011	40
The Crossings	Apartment	Jackson, MS	4,600	17,948	-	541	4,600	18,489	(1,013)	(15,313)	2013	40
Berkshire	Apartment	Indianapolis, IN	2,650	10,319	-	453	2,650	10,772	(647)	(8,612)	2013	40
Reserve at Eagle Ridge	Apartment	Waukegan, IL	5,800	22,743	-	270	5,800	23,013	(1,128)	(18,850)	2014	40
Windrush	Apartment	Edmond, OK	1,677	7,464	-	149	1,677	7,613	(364)	(5,808)	2014	40
Heritage Park	Apartment	Oklahoma, OK	4,234	12,232	-	402	4,234	12,634	(621)	(10,454)	2014	40
Raindance	Apartment	Oklahoma, OK	3,503	10,051	-	410	3,503	10,461	(521)	(8,655)	2014	40
Augusta	Apartment	Oklahoma, OK	1,296	9,930	-	250	1,296	10,180	(492)	(7,083)	2014	40
Invitational	Apartment	Oklahoma, OK	1,924	16,852	-	380	1,924	17,232	(833)	(11,882)	2014	40
Kings Landing	Apartment	Creve Coeur, MO	2,513	29,873	-	106	2,513	29,979	(1,316)	(21,200)	2014	40
Carrington	Apartment	Little Rock, AR	1,715	19,526	-	333	1,715	19,859	(827)	(14,235)	2014	40
Arbors	Apartment	Ridgeland, MS	4,050	15,946	-	559	4,050	16,505	(692)	(13,150)	2014	40
Walnut Hill	Apartment	Cordova, TN	2,230	25,251	-	420	2,230	25,671	(888)	(18,650)	2014	40
Lenox Place	Apartment	Raleight, NC	3,480	20,482	-	275	3,480	20,757	(679)	(15,991)	2014	40
Stonebridge Crossing	Apartment	Memphis, TN	3,100	26,223	-	419	3,100	26,642	(854)	(19,370)	2014	40
Bennington Pond	Apartment	Groveport, OH	2,400	14,828	-	245	2,400	15,073	(420)	(11,375)	2014	40
Prospect Park	Apartment	Louisville, KY	2,837	11,193	-	67	2,837	11,260	(285)	(9,230)	2014	40
Brookside	Apartment	Louisville, KY	3,947	16,502	-	369	3,947	16,871	(423)	(13,455)	2014	40
Jamestown	Apartment	Louisville, KY	7,034	27,730	-	399	7,034	28,129	(716)	(22,880)	2014	40
Meadows	Apartment	Louisville, KY	6,857	30,030	-	757	6,857	30,787	(767)	(24,245)	2014	40
Oxmoor	Apartment	Louisville, KY	7,411	47,095	-	375	7,411	47,470	(1,193)	(35,815)	2014	40
Stonebridge at the Ranch	Apartment	Little Rock, AR	3,315	27,954	-	88	3,315	28,042	(703)	(20,527)	2014	40
Iron Rock Ranch	Apartment	Austin, TX	5,860	28,911	-	254	5,860	29,165	(743)	(22,900)	2014	40
Bayview Club	Apartment	Indianapolis, IN	2,525	22,506	-	336	2,525	22,842	(343)	-	2015	40
Arbors River Oaks	Apartment	Memphis, TN	2,100	19,045	-	63	2,100	19,108	(119)	-	2015	40
Aston	Apartment	Wake Forest, NC	3,450	34,333	-	3	3,450	34,336	(215)	-	2015	40

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of December 31, 2015

(Dollars in thousands, except share and per share data)

Avenues at Craig Ranch	Apartment	McKinneuy, TX	5,500	42,054	-	13	5,500	42,067	(263)	-	2015	40
Bridge Pointe	Apartment	Huntsville, AL	1,500	14,306	-	14	1,500	14,320	(90)	-	2015	40
Creekstone at RTP	Apartment	Durham, NC	5,376	32,727	-	10	5,376	32,737	(205)	(23,250)	2015	40
Fountains Southend	Apartment	Charlotte, NC	4,368	37,254	-	4	4,368	37,258	(233)	(23,750)	2015	40
Fox Trails	Apartment	Plano, TX	5,700	21,944	-	23	5,700	21,967	(137)	-	2015	40
Lakeshore on the Hill	Apartment	Chattanooga, TN	925	10,212	-	19	925	10,231	(64)	-	2015	40
Millenia 700	Apartment	Orlando, FL	5,500	41,752	-	21	5,500	41,773	(261)	(29,175)	2015	40
Miller Creek at German Town	Apartment	Memphis, TN	3,300	53,504	-	14	3,300	53,518	(335)	-	2015	40
Pointe at Canyon Ridge	Apartment	Atlanta, GA	11,100	36,995	-	76	11,100	37,071	(231)	-	2015	40
St James at Goose Creek	Apartment	Goose Creek, SC	3,780	27,695	-	109	3,780	27,804	(176)	-	2015	40
Talison Row at Daniel Island	Apartment	Daniel Island, SC	5,480	41,409	-	26	5,480	41,435	(259)	(33,635)	2015	40
The Aventine Greenville	Apartment	Greenville, SC	4,150	43,905	-	1	4,150	43,906	(274)	(30,600)	2015	40
Trails at Signal Mountain	Apartment	Chattanooga, TN	1,200	12,895	-	21	1,200	12,916	(81)	-	2015	40
Vue at Knoll Trail	Apartment	Dallas, TX	3,100	6,077	-	7	3,100	6,084	(38)	-	2015	40
Waterstone at Brier Creek	Apartment	Raleigh, NC	4,200	34,651	-	10	4,200	34,661	(217)	(20,425)	2015	40
Waterstone Big Creek	Apartment	Alpharetta, GA	7,600	61,971	-	7	7,600	61,978	(387)	-	2015	40
Westmont Commons	Apartment	Asheville, NC	2,750	25,225	-	20	2,750	25,245	(158)	-	2015	40
			$190,585	$1,168,453	$-	$12,977	$190,585	$1,181,430	$(39,638)	$(584,031)

Investments in Real Estate	For the Year Ended December 31, 2015	For the Year Ended December 31, 2014
Balance, beginning of period	$689,112	$190,096
Additions during period:
Acquisitions	707,268	495,998
Improvements to land and building	8,941	4,159
Deductions during period:
Dispositions of real estate	(33,306)	(1,141)
Balance, end of period:	$1,372,015	$689,112

Accumulated Depreciation	For the Year Ended December 31, 2015	For the Year Ended December 31, 2014
Balance, beginning of period	$23,376	$15,775
Depreciation expense	20,888	8,742
Dispositions of real estate	(4,626)	(1,141)
Balance, end of period:	$39,638	$23,376

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

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

Under the supervision of our chief executive officer and chief financial officer and with the participation of our disclosure committee, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our chief executive officer and chief financial officer determined that our disclosure controls and procedures are effective at the reasonable assurance level. In making this determination, our chief executive officer and chief financial officer determined that a previously disclosed material weakness in internal controls over financial reporting that existed as of December 31, 2014 had been remediated as of December 31, 2015.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 Framework). Based on this assessment, management believes that, as of December 31, 2015, our internal control over financial reporting is effective.

Our independent registered public accounting firm has issued an attestation report on our internal control over financial reporting. This report is included as part of Item 8 in this annual report on Form 10-K.

Changes in Internal Control Over Financial Reporting

The material weakness referenced above related to the lack of sufficient qualified resources to ensure appropriate design and operating effectiveness of our reconciliation and management review controls and controls over accounting estimates.  In the course of remediating this material weakness, management enhanced its reconciliation controls, management review controls, and controls over complex transactions and accounting estimates by (i) supplementing its resources, (ii) upgrading its outsourced internal audit function, (iii) designing and documenting additional management review controls, and (iv) providing additional training to effectively perform reconciliation controls, management review controls and controls related to complex transactions and accounting estimates.  Management has completed testing the operating effectiveness of the new controls.  In addition, for the period prior to December 31, 2015, management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (1992 Framework).  For such assessment made as of December 31, 2015, management used the criteria set forth by COSO in Internal Control-Integrated Framework (2013 Framework).

Except as otherwise stated above, there were no changes in our internal control over financial reporting or in other factors during our last fiscal quarter, that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	Other Information

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

The information required by this item will be set forth in our definitive proxy statement with respect to our 2015 annual meeting of stockholders to be filed on or before April 29, 2015, and is incorporated herein by reference.

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

INDEPENDENCE REALTY TRUST, INC.
Date:	March 11, 2016	By:	/S/ SCOTT F. SCHAEFFER
Scott F. Schaeffer
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/S/ SCOTT F. SCHAEFFER	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 11, 2016
Scott F. Schaeffer

/S/ JAMES J. SEBRA	Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 11, 2016
James J. Sebra

/S/ WILLIAM C. DUNKELBERG	Director	March 11, 2016
William C. Dunkelberg

/S/ ROBERT F. MCCADDEN	Director	March 11, 2016
Robert F. McCadden

/S/ Mack D. Pridgen III	Director	March 11, 2016
Mack D. Pridgen III

/S/ Richard H. Ross	Director	March 11, 2016
Richard H. Ross

/S/ DEFOREST B. SOARIES, JR.	Director	March 11, 2016
DeForest B. Soaries, Jr.

/S/ Sharon M. Tsao	Director	March 11, 2016
Sharon M. Tsao

EXHIBIT INDEX
Exhibit	Description
2.1

Agreement and Plan of Merger, dated as of May 11, 2015, by and among Independence Realty Trust, Inc., IROP, Adventure Merger Sub LLC, IRT Limited Partner, LLC, Trade Street Residential, Inc. and Trade Street Operating Partnership, LP, incorporated by reference to Exhibit 2.1 to IRT’s Current Report on Form 8-K filed on May 12, 2015 (the “5/12/15 Form 8-K”).

2.2

Amendment No. 1, dated as of September 11, 2015, to Agreement and Plan of Merger, dated as of May 11, 2015, by and among Independence Realty Trust, Inc., IROP, Adventure Merger Sub LLC, IRT Limited Partner, LLC, Trade Street Residential, Inc. and Trade Street Operating Partnership, LP, incorporated by reference to Exhibit 2.1 of IRT’s Current Report on Form 8-K filed on September 11, 2015).

3.1	Articles of Restatement of Independence Realty Trust, Inc. (“IRT”), dated as of August 20, 2013, incorporated by reference to Exhibit 3.1 to IRT’s Current Report on Form 8-K filed on August 20, 2013.
3.2	Second Amended and Restated Bylaws of IRT, incorporated by reference to Exhibit 3.2 to IRT’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 (the “2013 Q1 10-Q”).
4.1.1

Fourth Amended and Restated Agreement of Limited Partnership of Independence Realty Operating Partnership, LP (“IROP”), dated as of May 7, 2013 (the “IROP LP Agreement”), incorporated by reference to Exhibit 4.1 to the 2013 Q1 10-Q.

4.1.2	Form of Exchange Rights Agreement for Partnership Units, incorporated by reference to Exhibit C of Exhibit 4.1.1 hereto.
4.1.3

First Amendment, dated as of August 20, 2013, to Fourth Amended and Restated Agreement of Limited Partnership of IROP, dated as of May 7, 2013, incorporated by reference to Exhibit 4.1 to IRT’s Current Report on Form 8-K filed on August 20, 2013.

4.1.4

Admission Agreement and Amendment dated as of May 7, 2014 to Fourth Amendment and Restated Agreement of Limited Partnership of IROP dated as of May 7, 2013, a corrected copy was incorporated by reference to Exhibit 4.3 to IRT’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 (the “2014 Q1 10-Q”), replacing the copy filed as Exhibit 4.1 to IRT’s Current Report on Form 8-K filed on May 7, 2014 (the “5/7/14 Form 8-K”).

4.1.5

Admission Agreement and Amendment dated as of August 28, 2014 to Fourth Amendment and Restated Agreement of Limited Partnership of IROP dated as of May 7, 2013, incorporated by reference to Exhibit 4.5 to IRT’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 (the “2014 Q3 10-Q”).

4.1.6	Exchange Rights Agreement dated as of August 28, 2014 among IRT, IROP and the limited partners named therein, incorporated by reference to Exhibit 4.6 to the 2014 Q3 10-Q.
4.1.7

Admission Agreement and Amendment dated as of November 24, 2014 to Fourth Amendment and Restated Agreement of Limited Partnership of IROP, incorporated by reference to Exhibit 4.1.7 to IRT’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (the “2014 10-K”).

4.1.8

Admission Agreement and Amendment dated as of December 30, 2014 to Fourth Amendment and Restated Agreement of Limited Partnership of IROP dated as of December 30, 2014, incorporated by reference to Exhibit 4.1.8 to the 2014 10-K.

4.1.9	Exchange Rights Agreement dated as of December 30, 2014 among IRT, IROP and the limited partners named therein, incorporated by reference to Exhibit 4.1.9 to the 2014 10-K.
4.1.10	Amendment dated as of January 1, 2015 to the IROP LP Agreement, incorporated by reference to Exhibit 4.1.10 to the 2014 10-K.
4.1.11

Exchange Rights Agreement, dated as of September 17, 2015, by and among Independence Realty Trust, Inc., IROP and Michael D. and Heidi Baumann, incorporated by reference to Exhibit 4.1 to IRT’s first Current Report on Form 8-K filed on September 18, 2015 (the “9/18/15 Form 8-K”).

EXHIBIT INDEX
Exhibit	Description
4.2

Registration Rights Agreement by and among IRT, IROP, RAIT Financial Trust and the RAIT Parties (as defined therein), dated as of July 26, 2013, incorporated by reference to Exhibit 10.2 to IRT’s Current

Report on Form 8-K filed on August 1, 2013.

10.1.1

Second Amended and Restated Advisory Agreement by and among IRT, IROP and Independence Realty Advisors, LLC, dated as of May 7, 2013, incorporated by reference to Exhibit 10.1 to the First Quarter 10-Q.

10.1.2

First Amendment dated as of July 26, 2013 to the Second Amended and Restated Advisory Agreement dated May 7, 2013 by and among IRT, IROP and Independence Realty Advisors, LLC, incorporated by reference to Exhibit 10.1 to IRT’s Current Report on Form 8-K filed on August 1, 2013.

10.1.3

Second Amendment dated as of September 25, 2015 to the Second Amended and Restated Advisory Agreement dated May 7, 2013 among Independence Realty Trust, Inc., IROP and Independence Realty Advisors, LLC incorporated by reference to Exhibit 10.1 of IRT’s Current Report on Form 8-K filed on September 11, 2015.

10.2.1

Independence Realty Trust, Inc. Long-Term Incentive Plan (as amended and restated as of July 29, 2013), incorporated by reference to Exhibit 10.3 to IRT’s Current Report on Form 8-K filed on August 1, 2013.

10.2.2

Independent Directors Compensation Plan, incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-11 filed on April 8, 2011, as amended, Commission File No. 333-173391, as amended (the “4/8/11 Registration Statement”).

10.2.3

Independence Realty Trust, Inc. Long Term Incentive Plan Form of Stock Appreciation Rights Award Certificate adopted January 31, 2014, incorporated by reference to Exhibit 10.1 to IRT’s Current Report on Form 8-K filed on February 6, 2014 (the “2/6/14 Form 8-K”).

10.2.4	Independence Realty Trust, Inc. Long Term Incentive Plan a Form of Restricted Stock Award Certificate adopted January 31, 2014, incorporated by reference to Exhibit 10.2 to the 2/6/14 Form 8-K.
10.3	Contribution Agreement by and among IROP and the other parties named therein, dated as of April 7, 2011, incorporated by reference to Exhibit 10.7 to the 4/8/11 Registration Statement.
10.4.1

Fifth Amendment to Loan and Security Agreement and Promissory Notes, dated as of April 29, 2011, by and among IRT Belle Creek Apartments Colorado, LLC, RAIT Partnership, L.P., IROP and RAIT CRE CDO I, LTD., relating to the property referred to as Belle Creek, incorporated by reference to Exhibit 10.8 to the Pre-Effective Amendment No. 1 to the 4/8/11 Registration Statement filed on May 10, 2011 (“Amendment No. 1”).

10.4.2

Guaranty of Non-Recourse Carveouts, dated as of April 29, 2011, by IROP for the benefit of RAIT CRE CDO I, Ltd., relating to the property referred to as Belle Creek, incorporated by reference to Exhibit 10.9 to Amendment No. 1.

10.5.1

Loan Agreement, dated as of April 29, 2011, by and between IRT Copper Mill Apartments Texas, LLC and RAIT Partnership, L.P., relating to the property referred to as Copper Mill, incorporated by reference to Exhibit 10.10 to Amendment No. 1.

10.5.2

Guaranty of Non-Recourse Carveouts, dated as of April 29, 2011, by IROP for the benefit of RAIT Partnership, L.P., relating to the property referred to as Copper Mill, incorporated by reference to Exhibit 10.11 to Amendment No. 1.

10.6.1

Loan Agreement, dated as of April 29, 2011, by and between IRT Crestmont Apartments Georgia, LLC and RAIT Partnership, L.P., relating to the property referred to as Crestmont, incorporated by reference to Exhibit 10.12 to Amendment No. 1.

10.6.2

Guaranty of Non-Recourse Carveouts, dated as of April 29, 2011, by IROP for the benefit of RAIT Partnership, L.P., relating to the property referred to as Crestmont, incorporated by reference to Exhibit 10.13 to Amendment No. 1.

10.7.1

Loan Agreement, dated as of April 29, 2011, by and between IRT Cumberland Glen Apartments Georgia, LLC and RAIT Partnership, L.P., relating to the property referred to as Cumberland Glen, incorporated by reference to Exhibit 10.14 to Amendment No. 1.

EXHIBIT INDEX
Exhibit	Description
10.7.2

Guaranty of Non-Recourse Carveouts, dated as of April 29, 2011, by IROP for the benefit of RAIT

Partnership, L.P., relating to the property referred to as Cumberland Glen, incorporated by reference to Exhibit 10.15 to Amendment No. 1.

10.8.1

Loan Agreement, dated as of April 29, 2011, by and between IRT Heritage Trace Apartments Virginia, LLC and RAIT Partnership, L.P., relating to the property referred to as Heritage Trace, incorporated by reference to Exhibit 10.16 to Amendment No. 1.

10.8.2

Guaranty of Non-Recourse Carveouts, dated as of April 29, 2011, by IROP for the benefit of RAIT Partnership, L.P., relating to the property referred to as Heritage Trace, incorporated by reference to Exhibit 10.17 to Amendment No. 1.

10.9.1

Third Amendment to Loan and Security Agreement and Promissory Note, dated as of April 29, 2011, by and among IRT Tresa at Arrowhead Arizona, LLC, RAIT Partnership, L.P., IROP and RAIT CRE CDO I, Ltd., relating to the property referred to as Tresa at Arrowhead, incorporated by reference to Exhibit 10.18 to Amendment No. 1.

10.9.2

Guaranty of Non-Recourse Carveouts, dated as of April 29, 2011, by IROP for the benefit of RAIT CRE CDO I, Ltd., relating to the property referred to as Tresa at Arrowhead, incorporated by reference to Exhibit 10.19 to Amendment No. 1.

10.10.1

Contribution Agreement by and between IROP and Centrepoint Arizona, LLC, dated as of December 16, 2011, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 22, 2011 (the “12/22/11 Form 8-K”).

10.10.2

Multifamily Loan and Security Agreement, dated as of December 16, 2011, by and between IRT Centrepoint Arizona, LLC and KeyCorp Real Estate Capital Markets, Inc., relating to the property referred to as the Centrepoint Apartments, incorporated by reference to Exhibit 10.2 to the 12/22/11 Form 8-K.

10.10.3

Guaranty of Non-Recourse Obligations, dated as of December 16, 2011, by IROP for the benefit of KeyCorp Real Estate Capital Markets, Inc., relating to the property referred to as the Centrepoint Apartments, incorporated by reference to Exhibit 10.3 to the 12/22/11 Form 8-K.

10.11.1

Multifamily Loan and Security Agreement, dated as of October 11, 2012, by and between IRT Runaway Bay Apartments, LLC and Walker & Dunlop, LLC, relating to the property referred to as Runaway Bay Apartments, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 17, 2012 (the “10/17/12 Form 8-K”).

10.11.2

Guaranty of Non-Recourse Obligations, dated as of October 11, 2012, by IROP for the benefit of Walker & Dunlop, LLC, relating to the property referred to as Runaway Bay Apartments, incorporated by reference to Exhibit 10.2 to the 10/17/12 Form 8-K.

10.12

Indemnification Agreement dated March 17, 2011 between IRT and Scott F. Schaeffer, together with the schedule required by Instruction 2 of Item 601 of Regulation S-K, listing other substantially identical agreements incorporated by reference to Exhibit 10.22 to Pre-Effective Amendment No. 1 to the Registration Statement on Form S-11 filed on June 18, 2013, Commission File No. 333-188577.

10.13.1

Secured Revolving Credit Agreement dated as of October 25, 2013 among IROP, as borrower, and The Huntington National Bank, as lender, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 28, 2013 (the “10/28/13 Form 8-K”).

10.13.2

Guaranty Agreement, dated as of October 25, 2013 made by Independence Realty Trust, Inc., as guarantor, to The Huntington National Bank and defined related creditors, incorporated by reference to Exhibit 10.2 to the 10/28/13 Form 8-K.

10.13.3

First Amendment dated as of September 9, 2014 to the Senior Revolving Credit Agreement dated as of October 25, 2013 among IROP, as borrower, The Huntington National Bank, as lender, Independence Realty Trust, Inc., as parent guarantor, and IRT Arbors Apartments Owner, LLC, as subsidiary guarantor, incorporated by reference to Exhibit 10.1 to IRT’s Current Report on Form 8-K filed on September 11, 2014.

EXHIBIT INDEX
Exhibit	Description
10.14

Agreement of Purchase and Sale, dated October 16, 2013, between IROP and Kola Investments, LLC, and amendments thereto incorporated by reference to Exhibit 10.25 to Pre-Effective Amendment No. 1 to the Registration Statement on Form S-11 filed on January 21, 2014, Commission File No. 333-192403 (the 01/21/14 Amendment No. 1”).

10.15

Agreement for the Purchase of Real Estate and Related Property, dated December 19, 2013, between IROP and JRC/CSE Eagle Ridge JV, LLC incorporated by reference to Exhibit 10.26 to the 01/21/14 Amendment No. 1.

10.16.1

Multifamily Loan and Security Agreement dated as of December 27, 2013 among Berkshire Square LLC and Berkshire II Cumberland, LLC, collectively as borrower, and Grandbridge Real Estate Capital, LLC, as lender, incorporated by reference to Exhibit 10.1 to IRT’s Current Report on Form 8-K filed on January 3, 2014 (the “1/3/14 Form 8-K”).

10.16.2

Multifamily Note effective as of December 27, 2013 made by Berkshire Square LLC and Berkshire II Cumberland, LLC, collectively as borrower, incorporated by reference to Exhibit 10.2 to the 1/3/14 Form 8-K.

10.16.3	Guaranty dated as of December 27, 2013 made by IROP, as guarantor, for the benefit of Grandbridge Real Estate Capital, LLC, as lender, incorporated by reference to Exhibit 10.3 to the 1/3/14 Form 8-K.
10.17.1

Loan Agreement dated as of February 7, 2014 between Bank of America, N.A., as lender, and IRT Eagle Ridge Apartments Owner, LLC, as borrower, incorporated by reference to Exhibit 10.1 to IRT’s Current Report on Form 8-K filed on February 12, 2014 (the “2/12/14 Form 8-K”).

10.17.2

Promissory Note dated February 7, 2014 made by IRT Eagle Ridge Apartments Owner, LLC, as borrower, payable to Bank of America, N.A., as lender, incorporated by reference to Exhibit 10.2 to the 2/12/14 Form 8-K.

10.17.3	Guaranty Agreement dated as of February 7, 2014 made by IROP, as guarantor, for the benefit of Bank of America, N.A., as lender, incorporated by reference to Exhibit 10.2 to the 2/12/14 Form 8-K.
10.18.1

Purchase and Sale Agreement dated as of February 27, 2014 among IROP, as buyer, BCMR King’s Landing, a Limited Partnership, and MLP King’s Landing, LLC, as sellers, incorporated by reference to Exhibit 10.36 to IRT’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (the “2013 10-K”).

10.18.2

Note and Mortgage Assumption Agreement dated as of February 28, 2014 among U.S. Bank National Association, a national banking association, as trustee for the registered holders of J.P. Morgan Chase Commercial Mortgage Securities Corp., Commercial Mortgage Pass-Through Certificates, Series 2006-LDP7, as lender, Kola Investments, LLC, as original borrower, IRT OKC Portfolio Owner, LLC, as new borrower, together with the Joinder by and Agreement of Original Indemnitor by Allstate Management Corp. and the Joinder by and Agreement of New Indemnitor by IROP and IRT, incorporated by reference to Exhibit 10.37 to the 2013 10-K.

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

EXHIBIT INDEX
Exhibit	Description
10.20.1

Assumption and Release Agreement dated as of March 31, 2014 among the original guarantors named therein, IROP, as the new guarantor, between King’s Landing LLC, as borrower, and Fannie Mae, as lender, incorporated by reference to Exhibit 10.1 to IRT’s Current Report on Form 8-K filed on April 3,

2014 (the “4/3/14 Form 8-K”).

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

10.21.1	Contribution Agreement dated as of May 2, 2014 among IROP and the contributors named therein, incorporated by reference to Exhibit 10.1 to the 5/7/14 Form 8-K.
10.21.2

Promissory Note dated May 7, 2014 (the “5/7/14 Note”) made by the makers named therein to IRT UPREIT Lender, LP (“IRT Lender”), as lender incorporated by reference to Exhibit 10.2 to the 5/7/14 Form 8-K.

10.21.3

Satisfaction of Mortgage dated July 15, 2014 by IRT Lender relating to the 5/7/14 Note, incorporated by reference to Exhibit 10.18.2 to IRT’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.

10.22

Loan Assumption Agreement and Release dated as of May 5, 2014 effective May 7, 2014 among the transferors named therein, IRT Carrington Apartment Owner, LLC, as transferee, and IRT Lender, incorporated by reference to Exhibit 10.19 to the 2014 Q1 10-Q.

10.23.1

Interest Purchase and Sale Agreement dated as of October 20, 2014 by and between CRA-B1 Fund, LLC, as seller, and IROP relating to Brookside property, incorporated by reference to Exhibit 10.21 to the 2014 Q3 10-Q.

10.23.2

Interest Purchase and Sale Agreement dated as of October 20, 2014 by and between CRA-B1 Fund, LLC, as seller, and IROP relating to Jamestown property, incorporated by reference to Exhibit 10.22 to the 2014 Q3 10-Q.

10.23.3

Interest Purchase and Sale Agreement dated as of October 20, 2014 by and between CRA-B1 Fund, LLC, as seller, and IROP relating to Meadows property, incorporated by reference to Exhibit 10.23 to the 2014 Q3 10-Q.

10.23.4

Interest Purchase and Sale Agreement dated as of October 20, 2014 by and between CRA-B1 Fund, LLC, as seller, and IROP relating to Oxmoor property, incorporated by reference to Exhibit 10.24 to the 2014 Q3 10-Q.

10.23.5

Interest Purchase and Sale Agreement dated as of October 20, 2014 by and between CRA-B1 Fund, LLC, as seller, and IROP relating to Prospect Park property, incorporated by reference to Exhibit 10.25 to the 2014 Q3 10-Q.

10.23.6

Multifamily Loan and Security Agreement dated as of December 8, 2014 between Brookside CRA-B1, LLC, as borrower, and NorthMarq Capital, LLC, as lender, relating to Brookside property, incorporated by reference to Exhibit 10.23.6 to the 2014 10-K.

10.23.7

Multifamily Note-Fixed Rate Defeasance effective as of December 8, 2014 made by Brookside CRA-B1, LLC, as borrower, to NorthMarq Capital, LLC, as lender, relating to Brookside property, incorporated by reference to Exhibit 10.23.7 to the 2014 10-K.

10.23.8

Multistate Guaranty effective as of December 8, 2014 by IROP, as guarantor, for the benefit of NorthMarq Capital, LLC, as lender, relating to Brookside property, incorporated by reference to Exhibit 10.23.8 to the 2014 10-K.

EXHIBIT INDEX
Exhibit	Description
10.23.9

Multifamily Loan and Security Agreement dated as of December 8, 2014 between Jamestown CRA-B1, LLC, as borrower, and NorthMarq Capital, LLC, as lender, relating to Jamestown property, incorporated by reference to Exhibit 10.23.9 to the 2014 10-K.

10.23.10

Multifamily Note-Fixed Rate Defeasance effective as of December 8, 2014 made by Jamestown CRA-B1, LLC, as borrower, to NorthMarq Capital, LLC, as lender, relating to Jamestown property, incorporated by reference to Exhibit 10.23.10 to the 2014 10-K.

10.23.11

Multistate Guaranty effective as of December 8, 2014 by IROP, as guarantor, for the benefit of NorthMarq Capital, LLC, as lender, relating to Jamestown property, incorporated by reference to Exhibit 10.23.11 to the 2014 10-K.

10.23.12

Multifamily Loan and Security Agreement dated as of December 8, 2014 between Meadows CRA-B1, LLC, as borrower, and NorthMarq Capital, LLC, as lender, relating to Meadows property, incorporated by reference to Exhibit 10.23.12 to the 2014 10-K.

10.23.13

Multifamily Note-Fixed Rate Defeasance effective as of December 8, 2014 made by Meadows CRA-B1, LLC, as borrower, to NorthMarq Capital, LLC, as lender, relating to Meadows property, incorporated by reference to Exhibit 10.23.13 to the 2014 10-K.

10.23.14

Multistate Guaranty effective as of December 8, 2014 by IROP, as guarantor, for the benefit of NorthMarq Capital, LLC, as lender, relating to Meadows property, incorporated by reference to Exhibit 10.23.14 to the 2014 10-K.

10.23.15

Multifamily Loan and Security Agreement dated as of December 8, 2014 between Oxmoor CRA-B1, LLC, as borrower, and NorthMarq Capital, LLC, as lender, relating to Oxmoor property, incorporated by reference to Exhibit 10.23.15 to the 2014 10-K.

10.23.16

Multifamily Note-Fixed Rate Defeasance effective as of December 8, 2014 made by Oxmoor CRA-B1, LLC, as borrower, to NorthMarq Capital, LLC, as lender, relating to Oxmoor property, incorporated by reference to Exhibit 10.23.16 to the 2014 10-K.

10.23.17

Multistate Guaranty effective as of December 8, 2014 by IROP, as guarantor, for the benefit of NorthMarq Capital, LLC, as lender, relating to Oxmoor property, incorporated by reference to Exhibit 10.23.17 to the 2014 10-K.

10.23.18

Multifamily Loan and Security Agreement dated as of December 8, 2014 between Prospect Park CRA-B1, LLC, as borrower, and NorthMarq Capital, LLC, as lender, relating to Prospect Park property, incorporated by reference to Exhibit 10.23.18 to the 2014 10-K.

10.23.19

Multifamily Note-Fixed Rate Defeasance effective as of December 8, 2014 made by Prospect Park CRA-B1, LLC, as borrower, to NorthMarq Capital, LLC, as lender, relating to Prospect Park property, incorporated by reference to Exhibit 10.23.19 to the 2014 10-K.

10.23.20

Multistate Guaranty effective as of December 8, 2014 by IROP, as guarantor, for the benefit of NorthMarq Capital, LLC, as lender, relating to Prospect Park property, incorporated by reference to Exhibit 10.23.20 to the 2014 10-K.

10.24	Commitment Letter of Deutsche Bank AG New York Branch and Independence Realty Trust, Inc., dated May 11, 2015 incorporated by reference to Exhibit 10.1 to the 5/12/15 Form 8-K.
10.25.1

Voting Agreement, dated as of May 11, 2015, by and between Independence Realty Trust, Inc. and Senator Global Opportunity Intermediate Fund LP incorporated by reference to Exhibit 10.2 to the 5/12/15 Form 8-K.

10.25.2	Voting Agreement, dated as of May 11, 2015, by and between Independence Realty Trust, Inc. and Senator Global Opportunity Fund LP incorporated by reference to Exhibit 10.3 to the 5/12/15 Form 8-K.
10.25.3

Voting Agreement, dated as of May 11, 2015, by and between Independence Realty Trust, Inc. and Monarch Debt Recovery Master Fund Ltd, Monarch Opportunities Master Fund Ltd, MCP Holdings Master LP, Monarch Capital Master Partners II LP, P Monarch Recovery Ltd and Monarch Alternative Solutions Master Fund Ltd. incorporated by reference to Exhibit 10.4 to the 5/12/15 Form 8-K.

EXHIBIT INDEX
Exhibit	Description
10.25.4	Voting Agreement, dated as of May 11, 2015, by and between Trade Street Residential, Inc. and RAIT Financial Trust incorporated by reference to Exhibit 10.5 to the 5/12/15 Form 8-K.
10.26.1

Credit Agreement, dated as of September 17, 2015, by and among, IROP, as Parent Borrower, KeyBank National Association, The Huntington National Bank, the other lenders which are parties to the Agreement and other lenders that may become parties to the Agreement, KeyBank National Association, as Agent and Issuing Lender, The Huntington National Bank, as Syndication Agent, and KeyBanc Capital Markets and The Huntington National Bank, as Joint Lead Arrangers and Book Managers, with respect to a $325 Million Senior Credit Facility, incorporated by reference to Exhibit 10.6 to the 9/18/15 Form 8-K.

10.26.2

First Amendment dated as of October 2, 2015 to Credit Agreement, dated as of September 17, 2015, by and among, IROP, as Parent Borrower, KeyBank National Association, the other lenders which are parties to the Agreement and other lenders that may become parties to the Agreement, KeyBank National Association, as Agent and Issuing Lender and as Swing Loan Lender, The Huntington National Bank, as Syndication Agent, KeyBanc Capital Markets and The Huntington National Bank, as Joint Lead Arranger and Book Managers, and Capital One, National Association, as Documentation Agent, with respect to a $325 Million Senior Credit Facility, incorporated by reference to Exhibit 10.1 of IRT’s Current Report on Form 8-K filed on October 7, 2015 (the “10/7/15 Form 8-K”) .

10.27.1

Credit Agreement, dated as of September 17, 2015, by and among, IROP, as Borrower, KeyBank National Association, The Huntington National Bank, the other lenders which are parties to the Agreement and other lenders that may become parties to the Agreement, KeyBank National Association, as Agent, The Huntington National Bank, as Syndication Agent, and KeyBanc Capital Markets and The Huntington National Bank, as Joint Lead Arrangers and Book Managers, with respect to a $120 Million Senior Interim Term Loan Facility , incorporated by reference to Exhibit 10.7 to the 9/18/15 Form 8-K .

10.27.2

First Amendment dated as of October 2, 2015 to Credit Agreement dated as of September 17, 2015 by and among IROP, as Borrower, KeyBank National Association, the other lenders which are parties to the Agreement and other lenders that may become parties to the Agreement, KeyBank National Association, as Agent, The Huntington National Bank, as Syndication Agent, and KeyBanc Capital Markets and The Huntington National Bank, as Joint Lead Arranger and Joint Book Managers, and Capital One, National Association, as Documentation Agent, with respect to a $120 Million Senior Interim Term Loan Facility, incorporated by reference to Exhibit 10.2 of the 10/7/15 Form 8-K .

12.1	Statements regarding computation of ratios as of December 31, 2015, filed herewith.
21.1	Subsidiaries of IRT, filed herewith.
23.1	Consent of KPMG LLP, filed herewith.
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith.
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith.
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.
99.1	Material U.S. Federal Income Tax Considerations filed herewith.
99.2

Unaudited Condensed Consolidated Financial Statements of Trade Street Residential, Inc. as of June 30, 2015 and for the three and six months ended July 30, 2015 and 2014 , incorporated by reference to Exhibit 99.2 to the 9/18/15 Form 8-K .

99.3

Audited Consolidated Financial Statements of Trade Street Residential, Inc. as of December 31, 2014 and 2013 and for each year in the three-year period ended December 31, 2014, incorporated by reference to Exhibit 99.2 of IRT’s Current Report on Form 8-K filed on June 11, 2015.

EXHIBIT INDEX
Exhibit	Description
99.4

Unaudited Pro Forma Condensed Consolidated Financial Statements of Independence Realty Trust, Inc. as of and for the six months ended June 30, 2015 and for the year ended December 31, 2014 , incorporated by reference to Exhibit 99.2 to the 9/18/15 Form 8-K.

101

XBRL (eXtensible Business Reporting Language). The following materials, formatted in XBRL: (i) Consolidated Balance Sheets as of December 31, 2015 and December 31, 2014, (ii) Consolidated Statements of Operations for the years ended December 31, 2015, 2014 and 2013. (iii) Consolidated Statements of Equity for the years ended December 31, 2015, 2014 and 2013, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014, and 2013, and (v) notes to the consolidated financial statements as of December 31, 2015, filed herewith.