Form 10-Q
period 2016-03-31
INDEPENDENCE REALTY TRUST, INC
filed 2016-05-06
CIK 1466085

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 001-36041

INDEPENDENCE REALTY TRUST, INC.

(Exact Name of Registrant as Specified in Its Charter)

Maryland	26-4567130
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Two Logan Square 100 N. 18th St., 23rd Floor Philadelphia, PA	19103
(Address of Principal Executive Offices)	(Zip Code)

(215) 207-2100

(Registrant’s Telephone Number, Including Area Code)

Cira Centre, 2929 Arch St., 17th  Floor, Philadelphia, PA 19104

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

As of May 5, 2016 there were 47,458,250 shares of the Registrant’s common stock issued and outstanding.

INDEPENDENCE REALTY TRUST, INC.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

Independence Realty Trust, Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited and dollars in thousands, except share and per share data)

	As of March 31, 2016	As of December 31, 2015
ASSETS:
Investments in real estate:
Investments in real estate, at cost	$1,357,338	$1,372,015
Accumulated depreciation	(44,422)	(39,638)
Investments in real estate, net	1,312,916	1,332,377
Cash and cash equivalents	21,924	38,301
Restricted cash	7,015	5,413
Accounts receivable and other assets	2,795	3,362
Intangible assets, net of accumulated amortization of $0 and $3,736 respectively	—	3,735
Total Assets	$1,344,650	$1,383,188
LIABILITIES AND EQUITY:
Indebtedness, net of unamortized discount and deferred financing costs of $8,185 and $8,920, respectively	$940,336	$966,611
Accounts payable and accrued expenses	16,089	19,304
Accrued interest payable	1,175	1,239
Dividends payable	3,007	3,006
Other liabilities	3,071	2,998
Total Liabilities	963,678	993,158
Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized, 0 and 0 shares issued and outstanding, respectively	—	—
Common stock, $0.01 par value; 300,000,000 shares authorized, 47,458,250 and 47,070,678 shares issued and outstanding, including 284,339 and 117,000 unvested restricted common share awards, respectively	475	471
Additional paid-in capital	380,152	378,187
Accumulated other comprehensive income	(26)	(8)
Retained earnings (accumulated deficit)	(23,094)	(14,500)
Total stockholders’ equity	357,507	364,150
Noncontrolling interests	23,465	25,880
Total Equity	380,972	390,030
Total Liabilities and Equity	$1,344,650	$1,383,188

The accompanying notes are an integral part of these consolidated financial statements.

Independence Realty Trust, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited and dollars in thousands, except share and per share data)

	For the Three Months Ended March 31,
	2016	2015
REVENUE:
Rental income	$34,753	$19,443
Tenant reimbursement income	1,438	950
Other income	2,475	1,264
Total revenue	38,666	21,657
EXPENSES:
Property operating expenses	17,120	10,095
General and administrative expenses	926	499
Asset management fees	1,696	1,212
Acquisition and integration expenses	10	33
Depreciation and amortization expense	11,527	6,038
Total expenses	31,279	17,877
Operating income	7,387	3,780
Interest expense	(9,977)	(4,022)
Interest income	—	1
Net gains (losses) on sale of assets	2,453	—
Gains (losses) on TSRE merger and property acquisitions	91	—
Net income (loss):	(46)	(241)
(Income) loss allocated to noncontrolling interest	(29)	8
Net income (loss) allocable to common shares	$(75)	$(233)
Earnings (loss) per share:
Basic	$-	$(0.01)
Diluted	$-	$(0.01)
Weighted-average shares:
Basic	47,093,343	31,768,468
Diluted	47,093,343	31,768,468

The accompanying notes are an integral part of these consolidated financial statements.

Independence Realty Trust, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited and dollars in thousands)

	For the Three Months Ended March 31,
	2016	2015
Net income (loss)	$(46)	$(241)
Other comprehensive income (loss):
Change in fair value of interest rate hedges	(18)	—
Total other comprehensive income	(18)	—
Comprehensive income (loss) before allocation to noncontrolling interests	(64)	(241)
Allocation to noncontrolling interests	(29)	8
Comprehensive income (loss)	$(93)	$(233)

The accompanying notes are an integral part of these consolidated financial statements.

Independence Realty Trust, Inc. and Subsidiaries

Consolidated Statements of Changes in Equity

(Unaudited and dollars in thousands, except share information)

	Common Shares	Par Value Common Shares	Additional Paid In Capital	Accumulated Other Comprehensive Income	Retained Earnings (Deficit)	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance, January 1, 2016	47,070,678	$471	$378,187	$(8)	$(14,500)	$364,150	$25,880	$390,030
Net income	-	-	-	-	(75)	(75)	29	(46)
Common dividends declared	-	-	-	-	(8,519)	(8,519)	-	(8,519)
Other comprehensive income	-	-	-	(18)	-	(18)	-	(18)
Stock compensation expense	210,000	2	203	-	-	205	-	205
Common shares issued for equity compensation	(26,541)	-	(137)	-	-	(137)	-	(137)
Conversion of noncontrolling interest to common shares	204,113	2	1,899	-	-	1,901	(1,901)	-
Distribution to noncontrolling interest declared	-	-	-	-	-	-	(543)	(543)
Balance, March 31, 2016	47,458,250	$475	$380,152	$(26)	$(23,094)	$357,507	$23,465	$380,972

The accompanying notes are an integral part of these consolidated financial statements.

Independence Realty Trust, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited and dollars in thousands)

	For the Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net income	$(46)	$(241)
Adjustments to reconcile net income (loss) to cash flow from operating activities:
Depreciation and amortization	11,527	6,038
Amortization of deferred financing costs and premium on indebtedness, net	890	(159)
Stock compensation expense	205	70
Net (gains) losses on sale of assets	(2,453)	-
(Gains) losses on TSRE merger and property acquisitions	(91)	-
Changes in assets and liabilities:
Accounts receivable and other assets	597	452
Accounts payable and accrued expenses	(3,192)	2,338
Accrued interest payable	(64)	(18)
Other liabilities	84	23
Net cash provided by operating activities	7,457	8,503
Cash flows from investing activities:
Disposition of real estate properties	9,684	-
TSRE merger	91	-
Capital expenditures	(2,273)	(993)
(Decrease) in restricted cash	(1,602)	(1,022)
Cash flow provided by (used in) investing activities	5,900	(2,015)
Cash flows from financing activities:
(Payments related to) proceeds from issuance of common stock	(137)	(58)
Proceeds from Secured Credit Facility and mortgage indebtedness	53,477	22,900
Secured Credit Facility and mortgage principal repayments	(73,826)	(18,882)
Payments for deferred financing costs	(187)	(177)
Distributions on common stock	(8,506)	(5,719)
Distributions to noncontrolling interests	(555)	(231)
Cash flow used in financing activities	(29,734)	(2,167)
Net change in cash and cash equivalents	(16,377)	4,321
Cash and cash equivalents, beginning of period	38,301	14,763
Cash and cash equivalents, end of the period	$21,924	$19,084
Supplemental cash flow information:
Cash paid for interest	$9,151	$4,199
Non-cash decrease in noncontrolling interest from conversion of common limited partnership units to share of common stock	$1,901	$-

The accompanying notes are an integral part of these consolidated financial statements.

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of March 31, 2016

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

NOTE 2: Summary of Significant Accounting Policies

a. Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared by management in accordance with generally accepted accounting principles in the United States, or GAAP. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations, although we believe that the included disclosures are adequate to make the information presented not misleading. The unaudited interim consolidated financial statements should be read in conjunction with our audited financial statements as of and for the year ended December 31, 2015 included in our Annual Report on Form 10-K. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our consolidated financial position and consolidated results of operations and cash flows are included. The results of operations for the interim periods presented are not necessarily indicative of the results for the full year.  Certain prior period amounts have been reclassified to conform with the current period presentation.

b. Principles of Consolidation

The consolidated financial statements reflect our accounts and the accounts of IROP and other wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.  Pursuant to the accounting standard issued in February 2015 classified under Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 810, “Consolidation”, IROP is considered a variable interest entity.  As our significant asset is our investment in IROP, substantially all of our assets and liabilities represent the assets and liabilities of IROP.

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

e. Restricted Cash

Restricted cash includes tenant escrows and our funds held by lenders to fund certain expenditures or to be released at our discretion upon the occurrence of certain pre-specified events.  As of March 31, 2016 and December 31, 2015, we had $7,015 and $5,413, respectively, of restricted cash.

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of March 31, 2016

(Unaudited and dollars in thousands, except share and per share data)

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

Upon the acquisition of properties, we estimate the fair value of acquired tangible assets (consisting of land, building and improvements) and identified intangible assets (consisting of in-place leases), and assumed debt at the date of acquisition, based on the evaluation of information and estimates available at that date. Based on these estimates, we allocate the initial purchase price to the applicable assets and liabilities. As final information regarding fair value of the assets acquired and liabilities assumed is received and estimates are refined, appropriate adjustments will be made to the purchase price allocation, in no case later than twelve months of the acquisition date. During the three months ended March 31, 2016, we made an adjustment related to the TSRE acquisition described in NOTE 3: Investments in Real Estate, for further information.

The aggregate value of in-place leases is determined by evaluating various factors, including the terms of the leases that are in place and assumed lease-up periods.  During the period ended March 31, 2016, we did not acquire any properties and, therefore, did not acquire any in-place leases. The value assigned to this intangible asset is amortized over the assumed lease up period, typically six months. For the three months ended March 31, 2016 and 2015 we recorded $3,735 and $1,909, respectively, of amortization expense for intangible assets. As of March 31, 2016, all of our intangible assets were fully amortized.

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

Depreciation and Amortization Expense

Depreciation expense for real estate assets is computed using a straight-line method based on a life of 40 years for buildings and improvements and five to ten years for equipment and fixtures. Expenditures for tenant improvements are capitalized and amortized over the initial term of each lease. For the three months ended March 31, 2016 and 2015 we recorded $7,791 and $4,129 of depreciation expense, respectively.

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of March 31, 2016

(Unaudited and dollars in thousands, except share and per share data)

h. Revenue and Expenses

Minimum rents are recognized on an accrual basis, over the terms of the related leases on a straight-line basis. Any above market lease value and the capitalized below-market lease values are amortized as an adjustment to rental income over the lease term. Recoveries from residential tenants for utility costs are recognized as revenue in the period that the applicable costs are incurred.

For the three months ended March 31, 2016, we recognized revenues of $75 related to recoveries of lost rental revenue due to natural disasters and other insurable events from our insurance providers.

For the three months ended March 31, 2016 and 2015, we incurred $447 and $312 of advertising expenses, respectively.

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

As of March 31, 2016

(Unaudited and dollars in thousands, except share and per share data)

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

FASB ASC Topic 825, “Financial Instruments” requires disclosure of the fair value of financial instruments for which it is practicable to estimate that value. The fair value of mortgage indebtedness is based on a discounted cash flows valuation technique. As this technique utilizes current credit spreads for various maturities and types of loans, which are generally unobservable, this is classified as a Level 3 fair value measurement within the fair value hierarchy. The carrying value and fair value of mortgage indebtedness as of March 31, 2016 was $530,204 and $546,464 respectively. The carrying value and fair value of mortgage indebtedness as of December 31, 2015 was $581,038 and $589,320, respectively. The fair value of secured credit facility, bridge term loan, cash and cash equivalents and restricted cash as of March 31, 2016 approximated unpaid principal balance due to the nature of these instruments and were $324,977, $90,216, $21,924, and $7,015, respectively.  The fair value of our secured credit facility, bridge term loan, cash and cash equivalents and restricted cash as of December 31, 2015 approximated unpaid principal balance due to the nature of these instruments and were $271,500, $120,000, $38,301, and $5,413, respectively.

j. Deferred Financing Costs

Costs incurred in connection with debt financing are deferred and classified within indebtedness and charged to interest expense over the terms of the related debt agreements, under the effective interest method.

k. Derivative Instruments

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

On September 30, 2015, we entered into an interest rate cap contract with a notional value of $200 million, a strike rate of 3.0% based on 1-month LIBOR and a maturity date of October 17, 2017 to hedge our interest rate exposure on floating rate indebtedness. We designated this interest rate cap as a cash flow hedge at inception and determined that the hedge is highly effective in offsetting interest rate fluctuations associated with the identified indebtedness. As of March 31, 2016, this derivative had a fair value of $6 and we concluded that this hedging relationship was and will continue to be highly effective and, using the hypothetical derivative method, did not recognize any ineffectiveness.  As of March 31, 2016, $26 was reported in accumulated other comprehensive income.  During the three months ended March 31, 2016 no amounts have been reclassified out of accumulated other comprehensive income to earnings.

l. Income Taxes

We have elected to be taxed as a REIT beginning with the taxable year ended December 31, 2011.  Accordingly, we recorded no income tax expense for the three months ended March 31, 2016 and 2015.

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of March 31, 2016

(Unaudited and dollars in thousands, except share and per share data)

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

m. Recent Accounting Pronouncements

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

In February 2015, the FASB issued an accounting standard classified under FASB ASC Topic 810, “Consolidation”. This accounting standard amends the consolidation analysis required under GAAP and requires management to reevaluate all previous consolidation conclusions. This standard considers limited partnerships to be VIEs, unless the limited partners have either substantive kick-out or participating rights. The presumption that a general partner should consolidate a limited partnership has also been eliminated. The standard amends the effect that fees paid to a decision maker or service provider have on the consolidation analysis, as well as amends how variable interests held by a reporting entity’s related parties affect the consolidation conclusion. This standard also clarifies how to determine whether equity holders as a group have power over an entity. This standard is effective for interim and annual reporting periods beginning after December 15, 2015, with an early adoption permitted. The adoption of this accounting standard did not have an impact on our consolidated financial statements as it did not changTe any of our existing consolidation conclusions.

In April 2015, the FASB issued an accounting standard classified under FASB ASC Topic 835, “Interest”. This accounting standard amends existing guidance to change reporting requirements for debt issuance costs by requiring debt issuance costs to be presented on the balance sheet as a direct deduction from the debt liability. This standard was effective for interim and annual reporting periods beginning after December 15, 2015, with an early adoption permitted. Retrospective application to prior periods is required. The adoption of this accounting standard resulted in the reclassification in our December 31, 2015 consolidated balance sheet of $9,226 of net deferred costs to total indebtedness on our consolidated balance sheet.

In September 2015, the FASB issued an accounting standard classified under FASB ASC Topic 805, “Business Combinations”.  This accounting standard amends existing guidance related to measurement period adjustments by requiring the adjustments to be recognized prospectively with disclosure of the impact of the adjustments had they been applied previously.  This standard is effective for interim and annual reporting beginning after December 15, 2015, with early adoption permitted.  As this standard only applied to measurement period adjustments that occur after the effective date, this standard did not have a material impact on our consolidated financial statements.

In January 2016, the FASB issued an accounting standard classified under FASB ASC Topic 825, “Financial Instruments”. This accounting standard addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments.  Among other things, the amendment (i) eliminates certain disclosure requirements for financial instruments measured at amortized cost; (ii) requires the use of the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (iii) requires separate presentation, in other comprehensive income, of the change in fair value of a liability, when the fair value option has been elected, resulting from a change in the instrument-specific credit risk; and (iv) requires separate presentation of financial instruments by measurement category and form.  This standard is effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years.  Early adoption is permitted for the separate presentation of changes in fair value due to changes in instrument-specific credit risk. Management is currently evaluating the impact that this standard may have on our consolidated financial statements.

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of March 31, 2016

(Unaudited and dollars in thousands, except share and per share data)

In February 2016, the FASB issued an accounting standard classified under FASB ASC Topic 842, “Leases”.  This accounting standard amends lease accounting by requiring the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases on the balance sheet and disclosing key information about leasing arrangements.  This standard is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years.  Early application of the amendments in this standard is permitted.  Management is currently evaluating the impact that this standard may have on our consolidated financial statements.

In March 2016, the FASB issued an accounting standard classified under FASB ASC Topic 815, “Derivatives and Hedging”.  This accounting standard clarifies that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument under Topic 815 does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedge accounting criteria continue to be met.  This standard is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period.  Management does not expect this standard to have a significant impact on our consolidated financial statements.

In March 2016, the FASB issued an accounting standard classified under FASB ASC Topic 815, “Derivatives and Hedging”. This accounting standard clarifies the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts.  This accounting standard clarifies what steps are required when assessing whether the economic characteristics and risks of call (put) options are clearly and closely related to the economic characteristics and risks of their debt hosts, which is one of the criteria for bifurcating an embedded derivative.  Consequently, when a call (put) option is contingently exercisable, an entity does not have to assess whether the event that triggers the ability to exercise a call (put) option is related to interest rates or credit risks.  This standard is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those fiscal years.  Early adoption is permitted, including adoption in an interim period. Management does not expect this standard to have a significant impact on our consolidated financial statements.

In March 2016, the FASB issued an accounting standard classified under FASB ASC Topic 606, “Revenue from Contracts with Customers”.  This accounting standard clarifies the implementation guidance on principal versus agent considerations in Topic 606.  This accounting standard clarifies the following: (i) an entity determines whether it is a principal or an agent for each specified good or service promised to the customer; (ii) an entity determines the nature of each specified good or service (for example, whether it is a good, a service, or a right to a good or service); (iii) when a principal obtains control of a good or right to service whether another party is involved in providing goods or services to a customer; and (iv) the indicators in the assessment of control may be more or less relevant to the control assessment and that one or more indicators may be more or less persuasive to the control assessment, depending on the facts and circumstances.  This standard is effective for annual reporting periods beginning after December 15, 2017. Management is currently evaluating the impact that this standard may have on our consolidated financial statements.

In March 2016, the FASB issued an accounting standard classified under FASB ASC Topic 718, “Compensation – Stock Compensation”.  This accounting standard simplifies several aspects of the accounting for share-based payment award transactions, including: (i) income tax consequences; (ii) classification of awards as either equity or liabilities; and (iii) classification on the statement of cash flows.  This standard is effective for annual periods beginning after December 15, 2016, and interim period within those annual periods. Early adoption is permitted for any entity in any interim or annual period. Management is currently evaluating the impact that this standard may have on our consolidated financial statements.

In April 2016, the FASB issued an accounting standard classified under FASB ASC Topic 606, “Revenue from Contracts with Customers.” The amendments in this standard add further guidance on identifying performance obligations and clarifying the licensing implementation guidance.  The amendments do not change the core principle of the guidance in Topic 606.  This standard is effective for annual periods beginning after December 15, 2017, including interim periods therein.  Management is currently evaluating the impact that this standard may have on our consolidated financial statements.

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of March 31, 2016

(Unaudited and dollars in thousands, except share and per share data)

NOTE 3: Investments in Real Estate

As of March 31, 2016, our investments in real estate consisted of 48 apartment properties with 13,502 units (unaudited). The table below summarizes our investments in real estate:

	As of March 31, 2016	As of December 31, 2015	Depreciable Lives (In years)
Land	$187,485	$190,585	—
Building	1,155,339	1,168,453	40
Furniture, fixtures and equipment	14,514	12,977	5-10
Total investment in real estate	$1,357,338	$1,372,015
Accumulated depreciation	(44,422)	(39,638)
Investments in real estate, net (1)	$1,312,916	$1,332,377
(1)

As of March 31, 2016, two of our multi-family real estate properties were considered held-for-sale.  The carrying amount and fair value less estimated to costs to sell of these properties was $39,347 and $69,300, respectively.

Acquisitions

During the first quarter of 2016, we received additional information regarding estimates we had made for certain accrued expenses related to our acquisition of Trade Street Residential Inc., or the TSRE acquisition, that was completed on September 17, 2015.  This information led to an increase in fair value of the net assets we acquired of $91, which we recognized during the three months ended March 31, 2016.

Dispositions

On February 18, 2016, we disposed of one multi-family real estate property for a total sale price of $18,000.  We recorded a gain on the sale of this asset of $2,453.

In April 2016, we disposed of one multi-family real estate property for a total sale price of $23,000.  We will recognize a gain on the sale of this asset.

In May 2016, we disposed of one multi-family real estate property for a total sale price of $47,000.  We will recognize a gain on the sale of this asset.

NOTE 4: Indebtedness

The following tables contains summary information concerning our indebtedness as of March 31, 2016:

Debt:	Outstanding Principal	Unamortized Discount and Debt Issuance Costs	Carrying Amount	Type	Weighted Average Rate	Weighted Average Maturity (in years)
Secured credit facility (1)	$324,977	$(4,122)	$320,855	Floating	2.9%	2.5
Bridge term loan (2)	90,216	$(939)	89,277	Floating	5.4%	0.5
Mortgages-Fixed rate	495,253	(3,124)	492,129	Fixed	3.8%	7.2
Mortgages-Floating rate	38,075	-	38,075	Floating	2.8%	5.1
Total Debt	$948,521	$(8,185)	$940,336		3.6%	4.9

(1)	The secured credit facility total capacity is $325.0 million, of which $325.0 million was outstanding as of March 31, 2016.
(2)	The bridge term loan may be extended by 6 months at our option. If extended, the maturity date would be March 2017.

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of March 31, 2016

(Unaudited and dollars in thousands, except share and per share data)

	Original maturities on or before December 31,
Debt:	2016	2017	2018	2019	2020	Thereafter
Secured credit facility	$-	$-	$324,977	$-	$-	$-
Bridge term loan (1)	90,216	-	-	-	-	-
Mortgages-Fixed rate	911	2,825	3,549	3,834	5,920	478,214
Mortgages-Floating rate	-	-	-	-	-	38,075
Total	$91,127	$2,825	$328,526	$3,834	$5,920	$516,289

(1)	The bridge term loan may be extended by 6 months at our option. If extended, the maturity date would be March 2017.

As of March 31, 2016 we were in compliance with all financial covenants contained in our indebtedness.

The following tables contains summary information concerning our indebtedness as of December 31, 2015:

Debt:	Outstanding Principal	Unamortized Discount and Debt Issuance Costs	Carrying Amount	Type	Rate	Weighted Average Maturity (in years)
Secured credit facility (1)	$271,500	$(4,345)	$267,155	Floating	2.9%	2.7
Bridge term loan (2)	120,000	$(1,582)	118,418	Floating	5.4%	0.7
Mortgages-Fixed rate	545,956	(2,993)	542,963	Fixed	3.8%	6.9
Mortgages-Floating rate	38,075	-	38,075	Floating	2.8%	5.4
Total Debt	$975,531	$(8,920)	$966,611		3.7%	4.9

(1)	The secured credit facility total capacity was $325.0 million, of which $271.5 million was outstanding as of December 31, 2015.
(2)	The bridge term loan may be extended by 6 months at our option. If extended, the maturity date would be March 2017.

The weighted average interest rate of our mortgage indebtedness was 3.7% as of March 31, 2016. As of March 31, 2016 and December 31, 2015, RAIT held $38,075 and $38,075 of our mortgage indebtedness, respectively. For the three months ended March 31, 2016 and March 31, 2015, we incurred approximately $265 and $238 of interest expense related to the RAIT indebtedness, respectively.

Secured Credit Facility

On September 17, 2015, IROP entered into a credit agreement with KeyBank with respect to a $325 million senior secured credit facility, or the KeyBank senior facility, which will mature on September 17, 2018. The KeyBank senior facility is available for additional loans, may be increased to $450.0 million and/or extended for two 12-month terms.  At March 31, 2016, amounts outstanding under the KeyBank secured facility bear interest at 245 basis points over 1-month LIBOR.

On September 17, 2015, IROP entered into a credit agreement with respect to a $120 million senior interim term loan facility, or the KeyBank interim facility, which will mature on September 16, 2016. The KeyBank interim facility may be extended for a six-month term.  The KeyBank interim facility requires monthly payments of interest only. IROP was required to reduce the principal amount outstanding under the KeyBank interim facility to no greater than $100.0 million within six months of closing and must apply 100% of all net proceeds from equity issuances, sales of assets, or refinancing of assets towards repaying the KeyBank interim facility.  At March 31, 2016, the KeyBank interim facility bears interest at 500 basis points over 1-month LIBOR.

In January and February of 2016, IROP repaid $23,784 of the KeyBank interim facility subsequent to two property dispositions.

In March of 2016, IROP drew down $8,000 on the KeyBank senior facility, which was used to repay $6,000 of the KeyBank interim facility.

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of March 31, 2016

(Unaudited and dollars in thousands, except share and per share data)

In March of 2016, IROP drew down $45,476 on the KeyBank senior facility, which was used to satisfy the existing mortgages and closing costs relating to the Oklahoma City portfolio of properties we acquired in 2014.

In April of 2016, IROP repaid $11,600 of the KeyBank interim facility subsequent to a property disposition.

In May of 2016, IROP repaid $18,400 of the KeyBank interim facility subsequent to a property disposition.

Mortgages-Fixed Rate

In February of 2016, we repaid $6,659 of mortgage indebtedness as part of a property disposition.

Mortgages-Floating Rate

In April of 2016, we repaid $10,575 of mortgage indebtedness as part of a property disposition.  This indebtedness was held by RAIT as of March 31, 2016.

In May of 2016, we repaid $27,500 of mortgage indebtedness as part of a property disposition.  This indebtedness was held by RAIT as of March 31, 2016.

NOTE 5: Shareholder Equity and Noncontrolling Interests

Stockholder Equity

Common Shares

On January 14, 2016, our board of directors declared the following dividends:

Month	Record Date	Payment Date	Dividend Declared Per Share
January 2016	January 29, 2016	February 16, 2016	$0.06
February 2016	February 29, 2016	March 15, 2016	$0.06
March 2016	March 31, 2016	April 15, 2016	$0.06

During the three months ended March 31, 2016, we also paid $42 of dividends on restricted common share awards that vested this period.

On April 14, 2016, our board of directors declared the following dividends:

Month	Record Date	Payment Date	Dividend Declared Per Share
April 2016	April 29, 2016	May 16, 2016	$0.06
May 2016	May 31, 2016	June 15, 2016	$0.06
June 2016	June 30, 2016	July 15, 2016	$0.06

Noncontrolling Interest

On February 1, 2016, holders of IROP units exchanged 204,115 units for 204,113 shares of our common stock with fractional units being settled in cash. As a result of this exchange, as of March 31, 2016, 2,950,816 IROP units held by unaffiliated third parties remain outstanding with a redemption value of $21,010, based on IRT’s stock price as of March 31, 2016.

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of March 31, 2016

(Unaudited and dollars in thousands, except share and per share data)

On January 14, 2016, our board of directors declared the following distributions on IROP’s LP units:

Month	Record Date	Payment Date	Dividend Declared Per Share
January 2016	January 29, 2016	February 16, 2016	$0.06
February 2016	February 29, 2016	March 15, 2016	$0.06
March 2016	March 31, 2016	April 15, 2016	$0.06

On April 14, 2016, our board of directors declared the following distributions on IROP’s LP units:

Month	Record Date	Payment Date	Dividend Declared Per Share
April 2016	April 29, 2016	May 16, 2016	$0.06
May 2016	May 31, 2016	June 15, 2016	$0.06
June 2016	June 30, 2016	July 15, 2016	$0.06

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

On February 12, 2016, our compensation committee awarded 210,000 restricted stock awards valued at $6.22 per share, or $1,306 in the aggregate.  The awards vest over a three-year period.

NOTE 7: Related Party Transactions and Arrangements

Fees and Expenses Paid to Our Advisor

As of September 25, 2015 we entered into the Second Amendment to the Second Amended and Restated Advisory Agreement.  The Second Amendment amends the advisory agreement to extend its term to October 1, 2020, and so that, for periods subsequent to October 1, 2015, our Advisor will be compensated as follows:

•	Quarterly base management fee of 0.375% of our cumulative equity raised; and
•	Quarterly incentive fee equal to 20% of our Core FFO, as defined in the advisory agreement, in excess of $0.20 per share.

Prior to the Second Amendment, the Second Amended and Restated Advisory Agreement, which was effective as of May 7, 2013 through September 30, 2015, provided that our Advisor was compensated as follows:

•

Quarterly base management fee of 0.1875% of average gross real estate assets as of the last day of such quarter. Average gross real estate assets means the average of the aggregate book value of our real estate assets before reserves for depreciation or other similar noncash reserves and excluding the book values attributable to the eight properties that were

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of March 31, 2016

(Unaudited and dollars in thousands, except share and per share data)

acquired prior to August 16, 2013. We computed average gross real estate assets by taking the average of these book values at the end of each month during the quarter for which we are calculated the fee.

•	An incentive fee based on our pre-incentive fee core funds from operations, or Core FFO. The incentive fee is computed at the end of each fiscal quarter as follows:
•

no incentive fee in any fiscal quarter in which our pre-incentive fee Core FFO does not exceed the hurdle rate of 1.75% (7% annualized) of the cumulative gross amount of equity capital we have obtained; and

•	20% of the amount of our pre-incentive fee Core FFO that exceeds 1.75% (7% annualized) of the cumulative gross proceeds from the issuance of equity securities.

For the three months ended March 31, 2016 and 2015, our advisor earned $1,631 and $1,001 of asset management fees, respectively.

For the three months ended March 31, 2016 and 2015, our advisor earned $65 and $211 of incentive fees, respectively. These fees are included within asset management fees in our consolidated statements of operations.

As of March 31, 2015 and December 31, 2015 we had liabilities payable to our Advisor for asset management fees and incentive fees of $1,696 and $1,856, respectively. These liabilities are presented within accounts payable and accrued expenses in the accompanying consolidated balance sheets.

Property Management Fees Paid to Our Property Manager

We have entered into property management agreements with RAIT Residential, or our property manager, which is wholly owned by RAIT, with respect to each of our properties. Pursuant to the property management agreements, we pay our property manager property management and leasing fees on a monthly basis of an amount up to 4.0% of the gross revenues from the property for each month. Additionally, we may pay our property manager a separate fee for the one-time initial rent-up or leasing-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s length transactions by others rendering similar services in the same geographic area for similar properties as determined by a survey of brokers and agents in such area. Each management agreement has an initial one year term, subject to automatic one-year renewals unless either party gives prior notice of its desire to terminate the management agreement. For the three months ended March 31, 2016 our property manager earned $1,262 of property management and leasing fees. For the three months ended March 31, 2015 our property manager earned $755 of property management and leasing fees. As of March 31, 2016 and December 31, 2015, we had liabilities payable to our property manager for property management and leasing fees of $428 and $263, respectively.  These liabilities are presented within accounts payable and accrued expenses in the accompanying consolidated balance sheets.

Dividends Paid to Affiliates of our Advisor

As of March 31, 2016 and December 31, 2015, RAIT owned 15.4% and 15.5% of the outstanding shares of our common stock, respectively.  For the three months ended March 31, 2016 and 2015, we declared and subsequently paid dividends of $1,309 and $1,309, respectively, related to shares of common stock owned by RAIT.

RAIT Indebtedness

See NOTE 4: Indebtedness, for a description of our mortgage indebtedness owed to RAIT.

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of March 31, 2016

(Unaudited and dollars in thousands, except share and per share data)

NOTE 8: Earnings (Loss) Per Share

The following table presents a reconciliation of basic and diluted earnings (loss) per share for the three months ended March 31, 2016 and 2015:

	For the Three Months Ended March 31,
	2016	2015
Net Income (loss)	$(46)	$(241)
(Income) loss allocated to non-controlling interests	(29)	8
Net Income (loss) allocable to common shares	(75)	(233)
Weighted-average shares outstanding—Basic	47,093,343	31,768,468
Weighted-average shares outstanding—Diluted	47,093,343	31,768,468
Earnings (loss) per share—Basic	$-	$(0.01)
Earnings (loss) per share—Diluted	$-	$(0.01)

Certain IROP units, stock appreciation rights, or SARs, and unvested shares were excluded from the earnings (loss) per share computation because their effect would have been anti-dilutive, totaling 3,061,585 and 1,421,950 for the three months ended March 31, 2016 and 2015, respectively.

NOTE 9: Other Disclosures

Litigation

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

The amended complaint generally alleges that, in connection with the acquisition of TSRE by IRT, the individual defendants breached their fiduciary duties by approving an acquisition that was financially unfair to TSRE’s stockholders and by conducting a sale process in which the individual defendants had conflicts of interest.  The amended complaint also alleges that the shareholder defendants aided and abetted the individual defendants’ alleged breaches of their fiduciary duties and were unjustly enriched by the TSRE acquisition.  The amended complaint seeks, among other things, compensatory damages, pre- and post-judgment interest, an order requiring that the individual defendants affiliated with the shareholder defendants disgorge all profits, compensation and other benefits obtained by them as a result of their conduct in connection with the TSRE acquisition, and an award of the plaintiffs’ costs and disbursements of this action, including attorney’s fees.  On September 25, 2015 the defendants moved to dismiss the amended complaint.  On November 6, 2015, plaintiffs in the Blank action amended their complaint for a second time in response to certain arguments raised by defendants in their motions to dismiss.  The second amended complaint adds a claim against the shareholder defendants for breach of fiduciary duty as controlling stockholders of TSRE.  The defendants have moved to dismiss the second amended complaint and the motions are currently pending.

IRT, as successor by the TSRE acquisition to TSRE, and the individual defendants intend to vigorously defend against the claim. We cannot assure you that the matter will be resolved favorably to us. We have included in our loss contingency an estimate of probable loss relating to our legal defense costs in connection with this matter, but currently cannot reasonably estimate any further possible loss, or any range of reasonably possible loss, in connection with this matter.

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

As of March 31, 2016

(Unaudited and dollars in thousands, except share and per share data)

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

The risk factors discussed and identified in Item 1A of our Annual Report on Form 10-K filed with the SEC on March 11, 2016, and in other of our public filings with the SEC, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements. We caution you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. Except to the extent required by applicable law or regulation, we undertake no obligation to update these forward-looking statements to reflect events or circumstances after the date of this filing or to reflect the occurrence of unanticipated events.

Overview

We are a Maryland corporation that owns apartment properties in geographic submarkets that we believe support strong occupancy and have the potential for growth in rental rates. We seek to provide stockholders with attractive risk-adjusted returns, with an emphasis on distributions and capital appreciation. We are externally advised by a wholly-owned subsidiary of RAIT Financial Trust, or RAIT (NYSE: RAS), a multi-strategy commercial real estate company organized as an internally managed REIT with approximately $5.9 billion of assets under management as of March 31, 2016. RAIT invests primarily in commercial mortgage loans and, to a lesser extent, apartment properties. RAIT owned 15.4% of our outstanding common shares as of March 31, 2016. We elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, or the Code, commencing with our taxable year ended December 31, 2011.

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

In the three month period ended March 31, 2016, we focused on absorbing the growth we experienced during 2015 due primarily to our acquisition of TSRE in September 2015 and implementing our capital recycling strategy described below to reduce our leverage over time. During the three-month period ended March 31, 2016, revenue increased $17.0 million as compared to last year. This increase was primarily due to $16.7 million of revenue associated with properties we acquired in the TSRE acquisition.

On a same-store basis, rental revenue was up this quarter as compared to first quarter last year, as rental rates increased 3.3% on average across the same-store portfolio.  On a same-store basis, net operating income increased 3.7% year-to-year.  See “Non-GAAP Financial Measures – Same Store Portfolio Net Operating Income” below for our definition of same store and definitions and reconciliations related to our net operating income margin.

As of March 31, 2016, we had $1.4 billion of gross investments in real estate, representing 13,502 units and $0.9 billion of debt, with a weighted average effective interest cost of 3.6%. Since we completed the TSRE acquisition in September 2015, we have been actively reducing IRT’s leverage through targeted asset sales.  As of the date of this filing, we have sold four properties for an aggregate purchase price $121.6 million, realizing an aggregate of $53.9 million of proceeds after costs and repayment of property specific financing.  All of these proceeds were used to reduce our KeyBank interim facility to $60.2 million in May 2016.    We are contemplating options to retire and/or finance the remaining balance of the KeyBank interim facility prior to its maturity.  After that refinancing, IRT would have no debt maturities in 2016 or 2017, other than normal principal amortization.

As of March 31, 2016, we own 48 apartment properties containing an aggregate of 13,502 apartment units. We refer to these apartment properties as our “existing portfolio.” As of March 31, 2016, our existing portfolio had an average occupancy of 93.5% and an average monthly effective rent per occupied apartment unit of $952.

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

Set forth below is a reconciliation of net income (loss) to FFO and Core FFO for the three months ended March 31, 2016 and 2015 (in thousands, except share and per share information):

	For the Three Months Ended March 31, 2016		For the Three Months Ended March 31, 2015
	Amount	Per Share (1)	Amount	Per Share (2)
Funds From Operations:
Net income (loss)	$(46)	$-	$(241)	$(0.01)
Adjustments:
Real estate depreciation and amortization	11,527	0.23	6,038	0.19
Net (gains) losses on sale of assets	(2,453)	(0.05)	-	-
Funds From Operations	$9,028	$0.18	$5,797	$0.18
Core Funds From Operations:
Funds From Operations	$9,028	$0.18	$5,797	$0.18
Adjustments:
Stock-based compensation	205	-	70	0.01
Amortization of deferred financing costs	1,197	0.03	-	-
Acquisition and integration expenses	10	-	33	-
(Gains) losses on TSRE merger and property acquisitions	(91)	-	-	-
Core Funds From Operations	$10,349	$0.21	$5,900	$0.19

(1)	Based on 50,113,693 weighted-average shares outstanding – diluted for the three months ended March 31, 2016.
(2)	Based on 31,768,468 weighted-average shares outstanding – diluted for the three months ended March 31, 2015.

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

We review our same store properties or portfolio at the beginning of each calendar year.  Properties are added into the same store portfolio if they were owned at the beginning of the previous year.  Properties that have been sold are excluded from the same store portfolio.

	Three Months Ended March 31, (a)
	2016	2015	% change
Revenue:
Rental income	$18,839	$18,269	3.1%
Reimbursement and other income	2,208	2,070	6.7%
Total revenue	21,047	20,339	3.5%
Operating Expenses
Real estate taxes	2,340	2,275	2.9%
Property insurance	590	566	4.2%
Personnel expenses	2,233	2,079	7.4%
Utilities	1,663	1,721	-3.4%
Repairs and maintenance	763	660	15.6%
Management fees	729	702	3.8%
Contract services	623	622	0.2%
Advertising expenses	269	295	-8.8%
Other expenses	602	582	3.4%
Total operating expenses	9,812	9,502	3.3%
Net operating income	$11,235	$10,837	3.7%
NOI Margin	53.4%	53.3%	0.1%
Average Occupancy	93.3%	93.3%	0.0%
Average effective monthly rent, per unit	$856	$828	3.4%
Reconciliation of Same-Store Net Operating Income to Net Income (Loss)
Same-store portfolio net operating income (a)	$11,235	$10,837
Non same-store net operating income	10,311	725
Asset management fees	(1,696)	(1,212)
General and administrative expenses	(926)	(499)
Acquisition and integration expenses	(10)	(33)
Depreciation and amortization	(11,527)	(6,038)
Interest expense	(9,977)	(4,022)
Interest income	-	1
Net gains (losses) on sale of assets	2,453	-
Gains (losses) on TSRE merger and property acquisitions	91	-
(Income) loss allocated to noncontrolling interests	(29)	8
Net income (loss) available to common shares	$(75)	$(233)

(a)	Same store portfolio for the three months ended March 31, 2016 and 2015 includes 28 properties containing 8,277 units.

Results of Operations

Three Months Ended March 31, 2016 Compared to the Three Months Ended March 31, 2015

	SAME STORE PROPERTIES				NON SAME STORE PROPERTIES				CONSOLIDATED
	Three Months Ended March 31,				Three Months Ended March 31,				Three Months Ended March 31,
	2016	2015	Increase (Decrease)	% Change	2016	2015	Increase (Decrease)	% Change	2016	2015	Increase (Decrease)	% Change
Revenue:
Rental income	$18,839	$18,269	$570	3.1%	$15,914	$1,174	$14,740	1255.5%	$34,753	$19,443	$15,310	78.7%
Reimbursement and other income	2,208	2,070	138	6.7%	1,705	144	1,561	1084.0%	3,913	2,214	1,699	76.7%
Total revenue	21,047	20,339	708	3.5%	17,619	1,318	16,301	1236.8%	38,666	21,657	17,009	78.5%
Expenses:
Real estate operating expenses	9,812	9,502	310	3.3%	7,308	593	6,715	1132.4%	17,120	10,095	7,025	69.6%
Net Operating Income	$11,235	$10,837	$398	3.7%	$10,311	$725	$9,586	1322.2%	$21,546	$11,562	$9,984	86.4%

Corporate and other expenses:
General and administrative expenses									926	499	427	85.6%
Asset management fees - Base									1,631	1,001	630	62.9%
Asset management fees - Incentive									65	211	(146)	-69.2%
Acquisition and integration expenses									10	33	(23)	-69.7%
Depreciation and amortization expense									11,527	6,038	5,489	90.9%
Total corporate and other expenses									14,159	7,782	6,377	81.9%
Operating Income (loss)									7,387	3,780	3,607	95.4%
Interest expense									(9,977)	(4,022)	(5,955)	148.1%
Interest income									-	1	(1)	-100.0%
Net gains (losses) on sale of assets									2,453	-	2,453	N/M
Gains (losses) on TSRE merger and property acquisitions									91	-	91	N/M
Net income (loss)									(46)	(241)	195	-80.9%
(Income) loss allocated to noncontrolling interests									(29)	8	(37)	-462.5%
Net income (loss) available to common shares									$(75)	$(233)	$158	-67.8%

Revenue

Rental income. Rental revenue increased $15.3 million to $34.7 million for the three months ended March 31, 2016 from $19.4 million for the three months ended March 31, 2015. The increase is attributable to $15.7 million of rental income from the acquisition of 20 properties since March 31, 2015 and $0.5 million from improved occupancy and rental rates in 2016 as compared to 2015 in our other properties. The increase was partially offset by $0.9 million of rental income related to two properties that were disposed of after March 31, 2015.

Tenant reimbursement and other income. Tenant reimbursement and other income increased $1.7 million to $3.9 million for the three months ended March 31, 2016 from $2.2 million for the three months ended March 31, 2015. The increase is attributable to $1.7 million of tenant reimbursement and other income from 20 new properties acquired since March 31, 2015.

Expenses

Property operating expenses. Property operating expenses increased $7.0 million to $17.1 million for the three months ended March 31, 2016 from $10.1 million for the three months ended March 31, 2015. The increase is attributable to $7.1 million of real estate operating expense from 20 new properties acquired since March 31, 2015, and an increase of $0.3 million of real estate operating expense in our same store portfolio. The increase was partially offset by $0.4 million of real estate operating expense related to two properties that were disposed of after March 31, 2015.

General and administrative expenses. General and administrative expenses increased $0.4 million to $0.9 million for the three months ended March 31, 2016 from $0.5 million for the three months ended March 31, 2015. This is primarily due to an increase of $0.1 million in stock based compensation due to an increased number of awards being unvested for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015 and an increase of $0.2 million in insurance deductibles for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015.

Asset management fees. Asset management fees increased $0.5 million to $1.7 million for the three months ended March 31, 2016 from $1.2 million for the three months ended March 31, 2015. The increase is due to 20 new properties acquired since March 31, 2015.

Depreciation and amortization expense. Depreciation and amortization expense increased $5.5 million to $11.5 million for the three months ended March 31, 2016 from $6.0 million for the three months ended March 31, 2015. The increase is attributable to $7.7 million of depreciation and amortization expense from 20 new properties acquired since March 31, 2015. The increase was partially offset by $0.3 million of depreciation and amortization expense related to two properties that were disposed of after March 31, 2015 and a decrease of $1.9 million of amortization expense in our same store portfolio.

Interest expense. Interest expense increased $6.0 million to $10.0 million for the three months ended March 31, 2016 from $4.0 million for the three months ended March 31, 2015. The increase is primarily attributable to $1.5 million of interest expense on the 20 new properties acquired since March 31, 2015 and $4.4 million of interest expense on debt obtained in connection with the TSRE merger.

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

We intend to meet these liquidity requirements primarily through:

•	the use of our cash and cash equivalent balance of $21.9 million as of March 31, 2016;
•	existing and future financing secured directly or indirectly by the apartment properties in our portfolio;
•	cash generated from operating activities;
•	net cash proceeds from property sales implementing our capital recycling strategy and other sales;
•	proceeds from the sale of our common stock; and
•	if required, proceeds from future borrowings and offerings.

As previously disclosed in prior reports, we determined that the strategic long term benefits of the TSRE acquisition justified exceeding our historical leverage limits, defined as having total indebtedness of no more than approximately 65% of the combined initial purchase price of all of the properties in our portfolio.  Also, as previously disclosed in “Overview”, following the completion of the TSRE acquisition, we have instituted a strategy, which we refer to as our capital recycling strategy, seeking to reduce IRT’s leverage ratio over time by using the proceeds from sales of properties which are outside our core geographic footprint in the Southeastern United States or which we believe we have limited potential for further improvements to their operating results to repay a portion of our indebtedness.  We have successfully continued to implement our capital recycling strategy since our 2015 year end to reduce our leverage and reduce our exposure to short term indebtedness, particularly the KeyBank interim facility:

•	We have sold four targeted properties for $121.6 million, in the aggregate, generating net cash proceeds of $54.3 million, in the aggregate, after costs and repayment of property specific financing.
•

In March 2016, we refinanced a $43.9 million mortgage on our Oklahoma City portfolio with $45.4 million borrowed under the KeyBank senior facility.  We are seeking to refinance the three properties on the KeyBank senior facility with long term fixed rate mortgages.  We cannot assure you we will be able to carry out such refinancing.

•	The net cash proceeds from these sales and the additional loan proceeds under the KeyBank senior facility have been used to pay down the KeyBank interim facility to $60.1 million as of May 5, 2016.

Cash Flows

As of March 31, 2016 and 2015, we maintained cash and cash equivalents of approximately $21.9 million and $19.1 million, respectively. Our cash and cash equivalents were generated from the following activities (dollars in thousands):

	For the Three Months Ended March 31,
	2016	2015
Cash flow from operating activities	$7,457	$8,503
Cash flow from investing activities	5,900	(2,015)
Cash flow from financing activities	(29,734)	(2,167)
Net change in cash and cash equivalents	(16,377)	4,321
Cash and cash equivalents at beginning of period	38,301	14,763
Cash and cash equivalents at end of period	$21,924	$19,084

Our cash inflow from operating activities during the three months ended March 31, 2016 is primarily due to the ongoing operations of our properties; however, this inflow was impacted by $2.5 million of gain on sale of assets during the three months ended March 31, 2016.

Our cash inflow from investing activities during the three months ended March 31, 2016 is primarily due to the disposition of one property.  Our cash outflow from investing activities during the three months ended March 31, 2015 is due to capital expenditures and a decrease in restricted cash.

Our cash outflow from our financing activities during the three months ended March 31, 2016 is primarily due to repayments of mortgage indebtedness and the KeyBank interim facility offset by proceeds from the KeyBank senior facility.

As a REIT, we evaluate our dividend coverage based on our cash flow from operating activities, excluding acquisition and integration expenses and changes in other assets and liabilities.  During the three months ended March 31, 2016, we paid distributions to our common stockholders and noncontrolling interests of $9,061 and generated cash flow from operating activities excluding acquisition and integration expenses and changes in other assets and liabilities of $10,042.

Off-Balance Sheet Arrangements

None.

Critical Accounting Estimates and Policies

Our Annual Report on Form 10-K for the year ended December 31, 2015 contains a discussion of our critical accounting policies. On January 1, 2016 we adopted three new accounting pronouncements and revised our accounting policies as described in Note 2 to the Consolidated Financial Statements included in Part I, Item 1 of this report. Management discusses our critical accounting policies and management’s judgments and estimates with the audit committee of our board of trustees.

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

There have been no material changes in quantitative and qualitative market risks during the three months ended March 31, 2016 from the disclosures included in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting or in other factors during the quarter ended March 31, 2016, that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

On June 11, 2015, three purported stockholders filed a complaint in the Circuit Court of Maryland for Baltimore City on behalf of a putative class of TSRE stockholders and naming as defendants TSRE’s Board of Directors, or the individual defendants, and TSRE.  The case is captioned Tony Blank Family Trust et al. v. Trade Street Residential, Inc. et al., Case No. 24-C-15-003081, or the Blank action.  The information required by this Item regarding the Blank action has been previously reported in our Annual Report on Form 10-K filed with the SEC on March 11, 2016.

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

There have not been any material changes from the risk factors previously disclosed in Item 1A—“Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Item 2.	Unregistered Sales of Equity Securities and use of proceeds.

(a) We have previously disclosed four “UPREIT” transactions completed in May 2014, August 2014, November 2014 and December 2014 wherein IROP, issued, in the aggregate, 1,282,449 common units, or units, to unaffiliated entities or persons in order to acquire properties. In addition, we have previously disclosed that in September 2015, IROP issued 1,925,419 units, plus cash in lieu of fractional TSR OP units, in a transaction related to the TSRE acquisition. All of such issuances were exempt from registration pursuant to Section 4(a)(2) of the Securities Act. As previously disclosed, these units are subject to exchange agreements containing the terms and conditions under which the units could be exchanged for cash in an amount equal to the value of an equivalent number of shares of our common stock as of the date IROP receives the holder’s notice of its desire to exchange the units for cash or, at IROP’s option, for the equivalent number of shares of our common stock. In 2016 through March 31, 2016, IROP exchanged 204,115 units for 204,113 shares of our common stock (with fractional units being settled in cash). As a result of these exchanges, at March 31, 2016, there remained outstanding 2,950,816 units held by unaffiliated third parties.  The issuance of the shares of our common stock in these exchanges was exempt from registration pursuant to Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D; all of the persons receiving such shares were accredited investors.

(c) We withheld the following common shares to satisfy tax withholding obligations during the quarter ending March 31, 2016 arising from the vesting of restricted share awards made pursuant to the incentive plan.  These common shares may be deemed to be “issuer purchases” of common shares that are required to be disclosed pursuant to the item.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased		Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
01/01/2016 to 01/31/2016	5,132	(1)	$6.81	(1)	5,132	-
02/01/2016 to 02/29/2016	14,409	(1)	$6.80	(1)	14,409	-
03/01/2016 to 03/31/2016	-		$-		-	-
Total	19,541	(1)	$6.80	(1)	19,541	-

(1)	The price reported is the price paid per share using our closing stock price on the NYSE MKT on the vesting date of the relevant award.
Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

The exhibits listed on the Exhibit Index (following the signatures section of this Quarterly Report on Form 10-Q) are included herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Independence Realty Trust, Inc.

Date: May 6, 2016	By:	/s/ Scott f. Schaeffer
Scott F. Schaeffer
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: May 6, 2016	By:	/s/ James J. Sebra
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

10.1

Second Amendment dated as of September 25, 2015 to the Second Amended and Restated Advisory Agreement dated May 7, 2013 among Independence Realty Trust, Inc., IROP and Independence Realty Advisors, LLC incorporated by reference to Exhibit 10.1 of IRT’s Current Report on Form 8-K filed on September 25, 2015.

12.1	Statements regarding computation of ratios as of March 31, 2016, filed herewith.

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

101

XBRL (eXtensible Business Reporting Language). The following materials, formatted in XBRL: (i) Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015, (ii) Consolidated Statements of Operations for the three months ended March 31, 2016 and 2015, (iii) Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015, (iv) Consolidated Statements of Changes in Equity for the three months ended March 31, 2016 and 2015 and (v) notes to the consolidated financial statements as of March 31, 2016.