Form 10-Q
period 2016-06-30
INDEPENDENCE REALTY TRUST, INC
filed 2016-08-05
CIK 1466085

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of August 3, 2016 there were 47,476,250 shares of the Registrant’s common stock issued and outstanding.

INDEPENDENCE REALTY TRUST, INC.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

Independence Realty Trust, Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited and dollars in thousands, except share and per share data)

	As of June 30, 2016	As of December 31, 2015
ASSETS:
Investments in real estate:
Investments in real estate, at cost	$1,314,115	$1,372,015
Accumulated depreciation	(45,059)	(39,638)
Investments in real estate, net	1,269,056	1,332,377
Cash and cash equivalents	28,051	38,301
Restricted cash	6,779	5,413
Accounts receivable and other assets	3,985	3,362
Intangible assets, net of accumulated amortization of $0 and $3,736, respectively	—	3,735
Total Assets	$1,307,871	$1,383,188
LIABILITIES AND EQUITY:
Indebtedness, net of unamortized discount and deferred financing costs of $8,094 and $8,920, respectively	$880,288	$966,611
Accounts payable and accrued expenses	17,807	19,304
Accrued interest payable	701	1,239
Dividends payable	3,009	3,006
Derivative liabilities	1,163	-
Other liabilities	2,955	2,998
Total Liabilities	905,923	993,158
Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized, 0 and 0 shares issued and outstanding, respectively	—	—
Common stock, $0.01 par value; 300,000,000 shares authorized, 47,476,250 and 47,070,678 shares issued and outstanding, including 284,339 and 117,000 unvested restricted common share awards, respectively	475	471
Additional paid-in capital	380,532	378,187
Accumulated other comprehensive income	(1,195)	(8)
Retained earnings (accumulated deficit)	(2,601)	(14,500)
Total stockholders’ equity	377,211	364,150
Noncontrolling interests	24,737	25,880
Total Equity	401,948	390,030
Total Liabilities and Equity	$1,307,871	$1,383,188

The accompanying notes are an integral part of these consolidated financial statements.

Independence Realty Trust, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited and dollars in thousands, except share and per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
REVENUE:
Rental income	$34,185	$20,268	$68,938	$39,711
Tenant reimbursement income	1,405	991	2,843	1,941
Other income	2,737	1,459	5,212	2,723
Total revenue	38,327	22,718	76,993	44,375
EXPENSES:
Property operating expenses	16,852	10,517	33,972	20,612
General and administrative expenses	544	413	1,265	842
Stock compensation expense	380	10	585	80
Asset management fees	1,863	1,260	3,559	2,472
Acquisition and integration expenses	8	168	18	201
Depreciation and amortization expense	7,635	5,720	19,162	11,758
Total expenses	27,282	18,088	58,561	35,965
Operating income	11,045	4,630	18,432	8,410
Interest expense	(9,018)	(4,277)	(18,995)	(8,299)
Interest income	—	—	—	1
Net gains (losses) on sale of assets	29,321	—	31,774	—
Gains (losses) on extinguishment of debt	(558)	—	(558)	—
Gains (losses) on TSRE merger and property acquisitions	—	—	91	—
Net income (loss):	30,790	353	30,744	112
(Income) loss allocated to noncontrolling interest	(1,803)	(16)	(1,832)	(8)
Net income (loss) allocable to common shares	$28,987	$337	$28,912	$104
Earnings (loss) per share:
Basic	$0.61	$0.01	$0.61	$-
Diluted	$0.61	$0.01	$0.61	$-
Weighted-average shares:
Basic	47,183,804	31,794,822	47,138,573	31,781,718
Diluted	47,229,736	33,066,770	47,159,220	33,060,578

The accompanying notes are an integral part of these consolidated financial statements.

Independence Realty Trust, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited and dollars in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Net income (loss)	$30,790	$353	$30,744	$112
Other comprehensive income (loss):
Change in fair value of interest rate hedges	(1,169)	—	(1,187)	—
Total other comprehensive income	(1,169)	—	(1,187)	—
Comprehensive income (loss) before allocation to noncontrolling interests	29,621	353	29,557	112
Allocation to noncontrolling interests	(1,803)	(16)	(1,832)	(8)
Comprehensive income (loss)	$27,818	$337	$27,725	$104

The accompanying notes are an integral part of these consolidated financial statements.

Independence Realty Trust, Inc. and Subsidiaries

Consolidated Statements of Changes in Equity

(Unaudited and dollars in thousands, except share information)

	Common Shares	Par Value Common Shares	Additional Paid In Capital	Accumulated Other Comprehensive Income	Retained Earnings (Deficit)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance, January 1, 2016	47,070,678	$471	$378,187	$(8)	$(14,500)	$364,150	$25,880	$390,030
Net income	-	-	-	-	28,912	28,912	1,832	30,744
Common dividends declared	-	-	-	-	(17,013)	(17,013)	-	(17,013)
Other comprehensive income	-	-	-	(1,187)	-	(1,187)	-	(1,187)
Stock compensation expense	228,000	2	583	-	-	585	-	585
Common shares issued for equity compensation	(26,541)	-	(137)	-	-	(137)	-	(137)
Conversion of noncontrolling interest to common shares	204,113	2	1,899	-	-	1,901	(1,901)	-
Distribution to noncontrolling interest declared	-	-	-	-	-	-	(1,074)	(1,074)
Balance, June 30, 2016	47,476,250	$475	$380,532	$(1,195)	$(2,601)	$377,211	$24,737	$401,948

The accompanying notes are an integral part of these consolidated financial statements.

Independence Realty Trust, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited and dollars in thousands)

	For the Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net income	$30,744	$112
Adjustments to reconcile net income (loss) to cash flow from operating activities:
Depreciation and amortization	19,162	11,758
Amortization of deferred financing costs and premium on indebtedness, net	1,639	(315)
Stock compensation expense	585	80
Net (gains) losses on sale of assets	(31,774)	-
(Gains) losses on extinguishment of debt	558	-
(Gains) losses on TSRE merger and property acquisitions	(91)	-
Changes in assets and liabilities:
Accounts receivable and other assets	(297)	(332)
Accounts payable and accrued expenses	(1,261)	2,081
Accrued interest payable	(505)	(19)
Other liabilities	87	(49)
Net cash provided by operating activities	18,847	13,316
Cash flows from investing activities:
Disposition of real estate properties	39,691	-
Acquisition of real estate properties	-	(24,746)
TSRE merger, net of cash acquired	91	-
Capital expenditures	(5,429)	(3,088)
(Increase) in restricted cash	(1,366)	(1,129)
Cash flow provided by (used in) investing activities	32,987	(28,963)
Cash flows from financing activities:
(Payments related to) proceeds from issuance of common stock	(137)	(197)
Proceeds from Secured Credit Facility and mortgage indebtedness	199,481	58,275
Secured Credit Facility and mortgage principal repayments	(241,895)	(19,362)
Payments for deferred financing costs	(1,449)	(365)
Financing commitment fee	-	(4,000)
Distributions on common stock	(16,998)	(11,441)
Distributions to noncontrolling interests	(1,086)	(458)
Cash flow used in financing activities	(62,084)	22,452
Net change in cash and cash equivalents	(10,250)	6,805
Cash and cash equivalents, beginning of period	38,301	14,763
Cash and cash equivalents, end of the period	$28,051	$21,568
Supplemental cash flow information:
Cash paid for interest	$17,894	$8,615
Non-cash decrease in noncontrolling interest from conversion of common limited partnership units to share of common stock	$1,901	$-

The accompanying notes are an integral part of these consolidated financial statements.

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of June 30, 2016

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

NOTE 2: Summary of Significant Accounting Policies

a. Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared by management in accordance with generally accepted accounting principles in the United States, or GAAP. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations, although we believe that the included disclosures are adequate to make the information presented not misleading. The unaudited interim consolidated financial statements should be read in conjunction with our audited financial statements as of and for the year ended December 31, 2015 included in our Annual Report on Form 10-K or the 2015 annual report. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our consolidated financial position and consolidated results of operations and cash flows are included. The results of operations for the interim periods presented are not necessarily indicative of the results for the full year.

Certain prior period amounts have been corrected to conform with the current period presentation, including in 2015, reclassifying $93 and $137 from other income to real estate operating expense for the three and six months ended June 30, 2015, respectively.  We evaluated these error corrections and determined, based on quantitative and qualitative factors, the changes were not material to the consolidated financial statements taken as a whole for any previously filed consolidated financial statements.

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

As of June 30, 2016

(Unaudited and dollars in thousands, except share and per share data)

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

Upon the acquisition of properties, we estimate the fair value of acquired tangible assets (consisting of land, building and improvements) and identified intangible assets (consisting of in-place leases), and assumed debt at the date of acquisition, based on the evaluation of information and estimates available at that date.  Based on these estimates, we allocate the initial purchase price to the applicable assets and liabilities. As final information regarding fair value of the assets acquired and liabilities assumed is received and estimates are refined, appropriate adjustments will be made to the purchase price allocation, in no case later than twelve months of the acquisition date. During the six months ended June 30, 2016, we made an adjustment related to the TSRE acquisition as described in NOTE 3: Investments in Real Estate.

The aggregate value of in-place leases is determined by evaluating various factors, including the terms of the leases that are in place and assumed lease-up periods.  During the six months ended June 30, 2016, we did not acquire any properties and, therefore, did not acquire any in-place leases. The value assigned to this intangible asset is amortized over the assumed lease up period, typically six months. For the three and six months ended June 30, 2016 we recorded $0 and $3,735, respectively, of amortization expense for intangible assets. For the three and six months ended June 30, 2015 we recorded $1,380 and $3,289, respectively, of amortization expense for intangible assets.  During the six months ended June 30, 2016, $7,471 of intangible assets became fully amortized and were written off.

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

As of June 30, 2016

(Unaudited and dollars in thousands, except share and per share data)

Depreciation and Amortization Expense

Depreciation expense for real estate assets is computed using a straight-line method based on a life of 40 years for buildings and improvements and five to ten years for equipment and fixtures. Expenditures for tenant improvements are capitalized and amortized over the initial term of each lease. For the three and six months ended June 30, 2016 we recorded $7,635 and $15,427 of depreciation expense, respectively. For the three and six months ended June 30, 2015 we recorded $4,340 and $8,469 of depreciation expense, respectively.

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

For the three and six months ended June 30, 2016, we recognized revenues of $38 and $113, respectively, related to recoveries of lost rental revenue due to natural disasters and other insurable events from our insurance providers.

For the three and six months ended June 30, 2016, we incurred $443 and $890 of advertising expenses, respectively.  For the three and six months ended June 30, 2015, we incurred $311 and $623 of advertising expenses, respectively.

i. Derivative Instruments

We may use derivative financial instruments to hedge all or a portion of the interest rate risk associated with our borrowings.

In accordance with FASB ASC Topic 815, “Derivatives and Hedging”, we measure each derivative instrument (including certain derivative instruments embedded in other contracts) at fair value and record such amounts in our consolidated balance sheet as either an asset or liability.  For derivatives designated as fair value hedges, derivatives not designated as hedges, or for derivatives designated as cash flow hedges associated with debt for which we elected the fair value option under FASB ASC Topic 825, “Financial Instruments”, the changes in fair value of the derivative instrument are recorded in earnings.  For derivatives designated as cash flow hedges, the changes in the fair value of the effective portions of the derivative are reported in other comprehensive income.  Changes in the ineffective portions of cash flow hedges, if any, are recognized in earnings.

j. Fair Value of Financial Instruments

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

As of June 30, 2016

(Unaudited and dollars in thousands, except share and per share data)

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

As of June 30, 2016

(Unaudited and dollars in thousands, except share and per share data)

FASB ASC Topic 825, “Financial Instruments” requires disclosure of the fair value of financial instruments for which it is practicable to estimate that value. The fair value of mortgage indebtedness is based on a discounted cash flows valuation technique. As this technique utilizes current credit spreads, which are generally unobservable, this is classified as a Level 3 fair value measurement within the fair value hierarchy.  We determine appropriate credit spreads based on the type of debt and its maturity. The fair value of our secured credit facility, term loan facility, cash and cash equivalents and restricted cash as of June 30, 2016 and December 31, 2015 approximated their respective unpaid principal balances due to the nature of these instruments. Given that cash and cash equivalents and restricted cash are short term in nature with limited fair value volatility, the carrying amount is deemed to be a reasonable approximation of fair value and the fair value input is classified as a Level 1 fair value measurement. The fair value input for the derivatives is classified as a Level 2 fair value measurement within the fair value hierarchy.  The fair value inputs for the secured credit facility and term loan facility are classified as Level 2 fair value measurements within the fair value hierarchy.  The following table summarizes the carrying amount and the fair value of our financial instruments as of the periods indicated:

	As of June 30, 2016		As of December 31, 2015
Financial Instrument	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Cash and cash equivalents	$28,051	$28,051	$38,301	$38,301
Restricted cash	6,779	6,779	5,413	5,413
Derivative assets	—	—	24	24

Liabilities
Debt:
Secured credit facility	243,604	247,335	267,155	271,500
Term loan	39,559	40,000	118,418	120,000
Mortgages	597,125	629,876	581,038	589,320
Derivative liabilities	1,163	1,163	—	—

k. Deferred Financing Costs

Costs incurred in connection with debt financing are deferred and classified within indebtedness and charged to interest expense over the terms of the related debt agreements, under the effective interest method.

l. Income Taxes

We have elected to be taxed as a REIT beginning with the taxable year ended December 31, 2011.  Accordingly, we recorded no income tax expense for the three and six months ended June 30, 2016 and for the three and six months ended June 30, 2015.

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

m. Recent Accounting Pronouncements

Adopted Within these Financial Statements

In February 2015, the FASB issued an accounting standard classified under FASB ASC Topic 810, “Consolidation”. This accounting standard amends the consolidation analysis required under GAAP and requires management to reevaluate all previous

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of June 30, 2016

(Unaudited and dollars in thousands, except share and per share data)

consolidation conclusions. This standard considers limited partnerships to be VIEs, unless the limited partners have either substantive kick-out or participating rights. The presumption that a general partner should consolidate a limited partnership has also been eliminated. The standard amends the effect that fees paid to a decision maker or service provider have on the consolidation analysis, as well as amends how variable interests held by a reporting entity’s related parties affect the consolidation conclusion. This standard also clarifies how to determine whether equity holders as a group have power over an entity. This standard was effective for interim and annual reporting periods beginning after December 15, 2015, with an early adoption permitted. The adoption of this accounting standard did not have an impact on our consolidated financial statements as it did not change any of our existing consolidation conclusions.

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

In September 2015, the FASB issued an accounting standard classified under FASB ASC Topic 805, “Business Combinations”.  This accounting standard amends existing guidance related to measurement period adjustments by requiring the adjustments to be recognized prospectively with disclosure of the impact of the adjustments had they been applied previously.  This standard was effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted.  As this standard only applied to measurement period adjustments that occur after the effective date, this standard did not have a material impact on our consolidated financial statements.

Not Yet Adopted Within these Financial Statements

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

In May 2016, the FASB issued an accounting standard classified under FASB ASC Topic 606, “Revenue from Contracts with Customers.”  The amendments in this standard provide clarification on assessing the collectability criterion, presentation of sales taxes, measurement date for noncash consideration and completed contracts at transition. The amendments provide a practical expedient for contract modifications.  The amendments do not change the core principle of the guidance in Topic 606.

These standards classified under FASB ASC Topic 606 are currently effective for annual reporting periods beginning after December 15, 2017. Management is currently evaluating the impact that these standards may have on our consolidated financial statements.

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

As of June 30, 2016

(Unaudited and dollars in thousands, except share and per share data)

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

In March 2016, the FASB issued an accounting standard classified under FASB ASC Topic 718, “Compensation – Stock Compensation”.  This accounting standard simplifies several aspects of the accounting for share-based payment award transactions, including: (i) income tax consequences; (ii) classification of awards as either equity or liabilities; and (iii) classification on the statement of cash flows.  This standard is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for any entity in any interim or annual period. Management is currently evaluating the impact that this standard may have on our consolidated financial statements.

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of June 30, 2016

(Unaudited and dollars in thousands, except share and per share data)

NOTE 3: Investments in Real Estate

As of June 30, 2016, our investments in real estate consisted of 46 apartment properties with 12,982 units (unaudited).  The table below summarizes our investments in real estate:

	As of June 30, 2016	As of December 31, 2015	Depreciable Lives (In years)
Land	$178,515	$190,585	—
Building	1,119,457	1,168,453	40
Furniture, fixtures and equipment	16,143	12,977	5-10
Total investment in real estate	$1,314,115	$1,372,015
Accumulated depreciation	(45,059)	(39,638)
Investments in real estate, net	$1,269,056	$1,332,377

Acquisitions

During the first quarter of 2016, we received additional information regarding estimates we had made for certain accrued expenses related to our acquisition of Trade Street Residential Inc., or the TSRE acquisition, that was completed on September 17, 2015.  This information led to an increase in fair value of the net assets we acquired of $91, which we recognized during the six months ended June 30, 2016.

Dispositions

The below table summarizes the dispositions for the six months ended June 30, 2016 and also presents each property’s contribution to net income (loss) allocable to common shares, excluding the impact of the gain (loss) on sale:

				Net income (loss) allocable to common shares
Property Name	Date of Sale	Sale Price	Gain (loss) on sale	For the Three Months Ended June 30, 2016	For the Six Months Ended June 30, 2016
Cumberland Glen	02/18/2016	$18,000	$2,454	$—	$35
Belle Creek	04/07/2016	23,000	14,190	1	250
Tresa	05/05/2016	47,000	15,139	116	353
Total		$88,000	$31,783	$117	$638

Related to the dispositions of Belle Creek and Tresa, we paid $211 and $275 of exit fees, respectively, pursuant to the contractual terms of the mortgage indebtedness.  See Note 4: Indebtedness for further.  These amounts were recognized in net gains (losses) on sale of assets.

NOTE 4: Indebtedness

The following tables contain summary information concerning our indebtedness as of June 30, 2016:

Debt:	Outstanding Principal	Unamortized Discount and Debt Issuance Costs	Carrying Amount	Type	Weighted Average Rate	Weighted Average Maturity (in years)
Secured credit facility (1)(2)	$247,335	$(3,731)	$243,604	Floating	2.9%	2.2
Term loan (2)	40,000	$(441)	39,559	Floating	4.5%	2.2
Mortgages-Fixed rate	601,047	(3,922)	597,125	Fixed	3.8%	7.2
Total Debt	$888,382	$(8,094)	$880,288		3.6%	5.6

(1)	The secured credit facility total capacity is $325,000, of which $247,335 was outstanding as of June 30, 2016.

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of June 30, 2016

(Unaudited and dollars in thousands, except share and per share data)

(2)

As of June 30, 2016, IRT maintained a float-to-fixed interest rate swap with a $ 150,000 notional amount. This swap, which expires on June 17, 2021 and has a fixed rate of 1.145%, has converted $ 150,000 of our floating rate debt to fixed rate debt.

	Original maturities on or before December 31,
Debt:	2016	2017	2018	2019	2020	Thereafter
Secured credit facility	$-	$-	$247,335	$-	$-	$-
Term loan	-	600	39,400	-	-	-
Mortgages-Fixed rate	772	2,845	3,568	4,723	15,877	573,262
Total	$772	$3,445	$290,303	$4,723	$15,877	$573,262

As of June 30, 2016 we were in compliance with all financial covenants contained in our indebtedness.

The following table contains summary information concerning our indebtedness as of December 31, 2015:

Debt:	Outstanding Principal	Unamortized Discount and Debt Issuance Costs	Carrying Amount	Type	Rate	Weighted Average Maturity (in years)
Secured credit facility (1)	$271,500	$(4,345)	$267,155	Floating	2.9%	2.7
Bridge term loan	120,000	$(1,582)	118,418	Floating	5.4%	0.7
Mortgages-Fixed rate	545,956	(2,993)	542,963	Fixed	3.8%	6.9
Mortgages-Floating rate	38,075	-	38,075	Floating	2.8%	5.4
Total Debt	$975,531	$(8,920)	$966,611		3.7%	4.9

(1)	The secured credit facility total capacity was $325,000, of which $271,500 was outstanding as of December 31, 2015.

As of June 30, 2016, the weighted average interest rate of our mortgage indebtedness was 3.8%. As of June 30, 2016 and December 31, 2015, RAIT held $0 and $38,075 of our mortgage indebtedness, respectively.  For the three and six months ended June 30, 2016, we incurred approximately $96 and $361, respectively, of interest expense related to the RAIT indebtedness.  For the three and six months ended June 30, 2015, we incurred approximately $241 and $479, respectively, of interest expense related to the RAIT indebtedness.

Secured Credit Facility

On September 17, 2015, IROP entered into a credit agreement with KeyBank with respect to a $325,000 senior secured credit facility, or the secured credit facility, which will mature on September 17, 2018. The secured credit facility is available for additional loans, may be increased to $450,000 and/or extended for two 12-month terms.  At June 30, 2016, amounts outstanding under the secured credit facility bear interest at 245 basis points over 1-month LIBOR.  As of June 30, 2016, there was $77,665 of availability under the revolver bearing interest at 0.25000%.

In March of 2016, IROP drew down $8,000 on the secured credit facility, which was used to repay $6,000 of the interim facility, discussed below.

In March of 2016, IROP drew down $45,476 on the secured credit facility, which was used to satisfy the existing mortgages and closing costs relating to the Oklahoma City portfolio of properties which were acquired in 2014.

In May of 2016, IROP repaid $77,665 on the secured credit facility with the proceeds received from entering into permanent financing relating to Aston, Avenues at Craig Ranch and Waterstone at Big Creek which were all acquired in 2015.

On September 17, 2015, IROP entered into a credit agreement with respect to a $120,000 senior interim term loan facility, or the interim facility.  The interim facility was amended and restated to replace the interim facility with a $40,000 senior secured term loan, as described below.

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of June 30, 2016

(Unaudited and dollars in thousands, except share and per share data)

In January and February of 2016, IROP repaid $23,784 of the interim facility subsequent to two property dispositions.

In April and May of 2016, IROP repaid $30,000 of the interim facility subsequent to two property dispositions.

In May of 2016, IROP repaid $26,704 of the interim facility subsequent to the permanent financing of two properties with seven and ten year fixed-rate mortgages.

As noted above, the interim facility was amended and restated to provide for a $40,000 senior secured term loan, or the term loan, on June 24, 2016.  Upon entering into the term loan, IROP borrowed $40,000, using $416 to pay closing costs and $33,512 to repay the remaining balance under the interim facility. The maturity date of the term loan is September 17, 2018, subject to acceleration in the event of customary events of default.  The term loan requires monthly payments of interest only through June 30, 2017.  IROP is required to reduce the principal amount outstanding under the term loan by $100 per month beginning July 2017 and must apply 50% of all net proceeds from equity issuances, sales of assets, or refinancings of assets towards repaying the term loan.  At IROP’s option, borrowings under the term loan will bear interest at a rate equal to either (i) LIBOR plus a margin of 400 basis points, or (ii) a base rate plus a margin of 300 basis points.  IROP may prepay the term loan, in whole or in part, at any time without fee or penalty, except for breakage costs associated with LIBOR borrowings.  At June 30, 2016, the term loan bears interest at 400 basis points over 1-month LIBOR and the balance is $40,000.

Mortgages-Fixed Rate

In February of 2016, we repaid $6,659 of mortgage indebtedness as part of a property disposition.

In March of 2016, we repaid $43,694 of mortgage indebtedness related to the Oklahoma City portfolio of properties we acquired in 2014 through a refinancing whereby IROP drew down on the secured credit facility.

On May 26, 2016, we entered into a loan agreement for a $25,050 loan secured by a first mortgage on our Aston property.  The loan bears interest at a rate of 3.4% per annum, provides for monthly payments of interest only through December 2019, when principal and interest payments will be due monthly based on a 30-year amortization schedule, and matures June 2023.

On May 17, 2016, we entered into a loan agreement for a $31,250 loan secured by a first mortgage on our Avenues at Craig Ranch property. The loan bears interest at a rate of 3.3% per annum, provides for monthly payments of interest only through May 2019, when principal and interest payments will be due monthly based on a 30-year amortization schedule, and matures June 2023.

On May 20, 2016, we entered into a loan agreement for a $49,680 loan secured by a first mortgage on our Waterstone at Big Creek property.  The loan bears interest at a rate of 3.7% per annum, provides for monthly payments of interest only through June 2019, when principal and interest payments will be due monthly based on a 30-year amortization schedule, and matures June 2026.

Mortgages-Floating Rate

In April of 2016, we repaid $10,575 of mortgage indebtedness as part of a property disposition.  This indebtedness was held by RAIT.  During the three and six months ended June 30, 2016, we paid $211 in exit fees pursuant to the contractual terms of the mortgage indebtedness to RAIT.

In May of 2016, we repaid $27,500 of mortgage indebtedness as part of a property disposition.  This indebtedness was held by RAIT. During the three and six months ended June 30, 2016, we paid $275 in exit fees pursuant to the contractual terms of the mortgage indebtedness to RAIT.

NOTE 5: Derivative Financial Instruments

We may use derivative financial instruments to hedge all or a portion of the interest rate risk associated with our borrowings. The principal objective of such arrangements is to minimize the risks and/or costs associated with our operating and financial structure as well as to hedge specific anticipated transactions.  While these instruments may impact our periodic cash flows, they benefit us by minimizing the risks and/or costs previously described.  The counterparties to these contractual arrangements are major financial

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of June 30, 2016

(Unaudited and dollars in thousands, except share and per share data)

institutions with which we and our affiliates may also have other financial relationships. In the event of nonperformance by the counterparties, we are potentially exposed to credit loss. However, because of the high credit ratings of the counterparties, we do not anticipate that any of the counterparties will fail to meet their obligations.

Interest Rate Swaps and Caps

We have entered into an interest rate cap contract and an interest rate swap contract to hedge interest rate exposure on floating rate indebtedness.

On September 30, 2015, we entered into an interest rate cap contract with a notional value of $200 million, a strike rate of 3.0% based on 1-month LIBOR and a maturity date of October 17, 2017.  Through June 23, 2016 this interest rate cap was designated as a cash flow hedge. Through that date, we concluded that this hedging relationship was highly effective in offsetting interest rate fluctuations associated with the identified indebtedness and,  using the hypothetical derivative method, did not recognize any ineffectiveness.  On June 24, 2016, this interest rate cap was de-designated and, as of June 30, 2016, this interest rate cap is accounted for as a freestanding derivative.  The change in fair value of this interest cap was less than $1 during this period.

On June 24, 2016, we entered into an interest rate swap contract with a notional value of $150 million, a strike rate of 1.145% and a maturity date of June 17, 2021.  We designated this interest rate swap as a cash flow hedge at inception and determined that the hedge is highly effective in offsetting interest rate fluctuations associated with the identified indebtedness. We concluded that this hedging relationship was and will continue to be highly effective, and using the hypothetical derivative method, did not recognize any ineffectiveness.

The following table summarizes the aggregate notional amount and estimated net fair value of our derivative instruments as of June 30, 2016 and December 31, 2015:

	As of June 30, 2016			As of December 31, 2015
	Notional	Fair Value of Assets	Fair Value of Liabilities	Notional	Fair Value of Assets	Fair Value of Liabilities
Cash flow hedges:
Interest rate swap	$150,000	$—	$(1,163)	$—	$—	$—
Interest rate cap	—	—	—	200,000	24	—
	150,000	—	(1,163)	200,000	24	—
Freestanding derivatives:
Interest rate cap	200,000	—	—	—	—	—
Net fair value	$350,000	$—	$(1,163)	$200,000	$24	$—

Effective interest rate swaps and caps are reported in accumulated other comprehensive income and the fair value of these hedge agreements is included in other assets or other liabilities.

For interest rate swaps and caps that are considered effective hedges, no amounts have been reclassified out of accumulated other comprehensive income to earnings for the three and six months ended June 30, 2016. For interest rate swaps and caps that are considered effective hedges, we expect $1,010 to be reclassified out of accumulated other comprehensive income to earnings over the next 12 months.

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of June 30, 2016

(Unaudited and dollars in thousands, except share and per share data)

NOTE 6: Shareholder Equity and Noncontrolling Interests

Stockholder Equity

Common Shares

Our board of directors has declared the following dividends:

Month	Declaration Date	Record Date	Payment Date	Dividend Declared Per Share
January 2016	January 14, 2016	January 29, 2016	February 16, 2016	$0.06
February 2016	January 14, 2016	February 29, 2016	March 15, 2016	$0.06
March 2016	January 14, 2016	March 31, 2016	April 15, 2016	$0.06
April 2016	April 14, 2016	April 29, 2016	May 16, 2016	$0.06
May 2016	April 14, 2016	May 31, 2016	June 15, 2016	$0.06
June 2016	April 14, 2016	June 30, 2016	July 15, 2016	$0.06
July 2016	July 14, 2016	July 29, 2016	August 15, 2016	$0.06
August 2016	July 14, 2016	August 31, 2016	September 15, 2016	$0.06
September 2016	July 14, 2016	September 30, 2016	October 17, 2016	$0.06

During the three and six months ended June 30, 2016, we also paid $0 and $42, respectively, of dividends on restricted common share awards that vested during the period.

Noncontrolling Interest

On February 1, 2016, holders of IROP units exchanged 204,115 units for 204,113 shares of our common stock with fractional units being settled in cash. As of June 30, 2016, 2,950,816 IROP units held by unaffiliated third parties remain outstanding with a redemption value of $24,138, based on IRT’s stock price as of June 30, 2016.

Our board of directors has declared the following distributions on IROP’s LP units:

Month	Declaration Date	Record Date	Payment Date	Dividend Declared Per Share
January 2016	January 14, 2016	January 29, 2016	February 16, 2016	$0.06
February 2016	January 14, 2016	February 29, 2016	March 15, 2016	$0.06
March 2016	January 14, 2016	March 31, 2016	April 15, 2016	$0.06
April 2016	April 14, 2016	April 29, 2016	May 16, 2016	$0.06
May 2016	April 14, 2016	May 31, 2016	June 15, 2016	$0.06
June 2016	April 14, 2016	June 30, 2016	July 15, 2016	$0.06
July 2016	July 14, 2016	July 29, 2016	August 15, 2016	$0.06
August 2016	July 14, 2016	August 31, 2016	September 15, 2016	$0.06
September 2016	July 14, 2016	September 30, 2016	October 17, 2016	$0.06

NOTE 7: Equity Compensation Plans

Long Term Incentive Plan

On April 5, 2011, our board of directors approved and adopted the Long Term Incentive Plan, or the incentive plan, and the Independent Directors Compensation Plan, or the director plan. Our incentive plan provides for the grant of awards to our directors, officers and full-time employees (in the event we ever have employees), full-time employees of our advisor and its affiliates, full-time employees of entities that provide services to our advisor, directors of our advisor or of entities that provide services to it, certain of our consultants and certain consultants to our advisor and its affiliates or to entities that provide services to our advisor. The incentive plan authorizes the grant of restricted or unrestricted shares of our common stock, non-qualified and incentive stock options, restricted

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of June 30, 2016

(Unaudited and dollars in thousands, except share and per share data)

stock units, stock appreciation rights, dividend equivalents and other stock- or cash-based awards. On July 29, 2013, our board of directors and stockholders approved the amendment and restatement of our incentive plan to reduce the number of shares of common stock issuable thereunder to 800,000 shares.

Under the director plan, which operated as a sub-plan of our incentive plan, each of our independent directors has received 3,000 shares of common stock annually. In addition, our independent directors could elect to receive their annual cash fee in the form of our common shares or a combination of common shares and cash.

In March 2016, our board of directors adopted the 2016 Long Term Incentive Plan, or the 2016 LTIP, which was approved by stockholders at IRT’s Annual Meeting held on May 12, 2016.  The number of shares of common stock issuable thereunder is 4,300,000 shares of common stock.  The term of the 2016 LTIP was extended so that the 2016 LTIP will terminate on May 12, 2026. The director plan was terminated and future director awards will be made under the 2016 LTIP.

On February 12, 2016, our compensation committee awarded 210,000 restricted stock awards valued at $6.22 per share, or $1,306, in the aggregate.  The awards vest over a three-year period.

On May 12, 2016, our compensation committee made a stock grant under the 2016 LTIP so that our independent directors received 18,000 shares of our common stock, in the aggregate, valued at $137 using our closing stock price of $7.60.  These awards vested immediately.

NOTE 8: Related Party Transactions and Arrangements

Fees and Expenses Paid to Our Advisor

As of September 25, 2015 we entered into the Second Amendment to the Second Amended and Restated Advisory Agreement.  The Second Amendment amends the advisory agreement to extend its term to October 1, 2020, and to provide for compensation to our Advisor for periods subsequent to October 1, 2015 as follows:

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
•

no incentive fee in any fiscal quarter in which our pre-incentive fee Core FFO did not exceed the hurdle rate of 1.75% (7% annualized) of the cumulative gross amount of equity capital we have obtained; and

•	20% of the amount of our pre-incentive fee Core FFO that exceeded 1.75% (7% annualized) of the cumulative gross proceeds from the issuance of equity securities.

For the three and six months ended June 30, 2016, our advisor earned $1,784 and $3,415 of asset management fees, respectively.  For the three and six months ended June 30, 2015, our advisor earned $1,046 and $2,047 of asset management fees, respectively.

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of June 30, 2016

(Unaudited and dollars in thousands, except share and per share data)

For the three and six months ended June 30, 2016, our advisor earned $79 and $144 of incentive fees, respectively. For the three and six months ended June 30, 2015, our advisor earned $214 and $425 of incentive fees, respectively.  These fees are included within asset management fees in our consolidated statements of operations.

As of June 30, 2016 and December 31, 2015 we had liabilities payable to our Advisor for asset management fees and incentive fees of $1,793 and $1,854, respectively. These liabilities are presented within accounts payable and accrued expenses in the accompanying consolidated balance sheets.

Property Management Fees Paid to Our Property Manager

We have entered into property management agreements with RAIT Residential, or our property manager, which is wholly owned by RAIT, with respect to each of our properties. Pursuant to the property management agreements, we pay our property manager property management and leasing fees on a monthly basis of an amount up to 4.0% of the gross revenues from the property for each month. Additionally, we may pay our property manager a separate fee for the one-time initial rent-up or leasing-up of newly constructed properties, in an amount not to exceed the fee customarily charged in arm’s length transactions by others rendering similar services in the same geographic area for similar properties as determined by a survey of brokers and agents in such area. Each management agreement has an initial one year term, subject to automatic one-year renewals unless either party gives prior notice of its desire to terminate the management agreement. For the three and six months ended June 30, 2016 our property manager earned $1,229 and $2,491 of property management and construction management fees, respectively. For the three and six months ended June 30, 2015 our property manager earned $764 and $1,519 of property management and construction management fees, respectively. As of June 30, 2016 and December 31, 2015, we had liabilities payable to our property manager for property management and construction management fees of $0 and $440, respectively.  These liabilities are presented within accounts payable and accrued expenses in the accompanying consolidated balance sheets.

Dividends Paid to Affiliates of our Advisor

As of June 30, 2016 and December 31, 2015, RAIT owned 15.4% and 15.5% of the outstanding shares of our common stock, respectively.  For the three and six months ended June 30, 2016, we declared and subsequently paid dividends of $1,308 and $2,617, respectively, related to shares of common stock owned by RAIT.  For the three and six months ended June 30, 2015, we declared and subsequently paid dividends of $1,308 and $2,617 respectively, related to shares of common stock owned by RAIT.

RAIT Indebtedness

In the second quarter of 2016, we repaid $38,075 of mortgage indebtedness as part of two property dispositions.  This indebtedness was held by RAIT.  During the three and six months ended June 30, 2016, we paid $486 in exit fees pursuant to the contractual terms of the mortgage indebtedness to RAIT.

NOTE 9: Earnings (Loss) Per Share

The following table presents a reconciliation of basic and diluted earnings (loss) per share for the three and six months ended June 30, 2016 and 2015:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Net income (loss)	$30,790	$353	$30,744	$112
(Income) loss allocated to non-controlling interests	(1,803)	(16)	(1,832)	(8)
Net income (loss) allocable to common shares	28,987	337	28,912	104
Weighted-average shares outstanding—Basic	47,183,804	31,794,822	47,138,573	31,781,718
Weighted-average shares outstanding—Diluted	47,229,736	33,066,770	47,159,220	33,060,578
Earnings (loss) per share—Basic	$0.61	$0.01	$0.61	$-
Earnings (loss) per share—Diluted	$0.61	$0.01	$0.61	$-

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of June 30, 2016

(Unaudited and dollars in thousands, except share and per share data)

Certain IROP units, stock appreciation rights, or SARs, and unvested shares were excluded from the earnings (loss) per share computation because their effect would have been anti-dilutive, totaling 2,950,816 and 3,111,201 for the three and six months ended June 30, 2016, respectively, and 0 and 25,989 for the three and six months ended June 30, 2015, respectively.

NOTE 10: Other Disclosures

Litigation

On June 11, 2015, three purported stockholders filed a complaint in the Circuit Court of Maryland for Baltimore City on behalf of a putative class of TSRE stockholders and naming as defendants TSRE’s Board of Directors, or the individual defendants, and TSRE.  The case was captioned Tony Blank Family Trust et al. v. Trade Street Residential, Inc. et al., Case No. 24-C-15-003081, or the Blank action.  TSRE was listed as a defendant in the caption of plaintiffs’ complaint, but no claim was asserted against TSRE.  On July 15, 2015, the plaintiffs amended their complaint and added Monarch Alternative Capital, LP, Senator Investment Group, LP, and BHR Capital LLC, or the shareholder defendants, as defendants.

The amended complaint generally alleged that, in connection with the acquisition of TSRE by IRT, the individual defendants breached their fiduciary duties by approving an acquisition that was financially unfair to TSRE’s stockholders and by conducting a sale process in which the individual defendants had conflicts of interest.  The amended complaint also alleges that the shareholder defendants aided and abetted the individual defendants’ alleged breaches of their fiduciary duties and were unjustly enriched by the TSRE merger. On September 25, 2015 the defendants moved to dismiss the amended complaint.  On November 6, 2015, plaintiffs in the Blank action amended their complaint for a second time in response to certain arguments raised by defendants in their motions to dismiss.  The second amended complaint added a claim against the shareholder defendants for breach of fiduciary duty as controlling stockholders of TSRE.  The defendants moved to dismiss the second amended complaint and on May 18, 2016, the court granted defendants’ motions to dismiss in their entireties.  Plaintiffs in the Blank action did not appeal the order of dismissal.   We do not expect any loss or legal defense costs in the future in connection with this matter in excess of our previously reserved amounts.

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

The risk factors discussed and identified in Item 1A of our 2015 Annual Report on Form 10-k and in other of our public filings with the SEC, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements. We caution you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. Except to the extent required by applicable law or regulation, we undertake no obligation to update these forward-looking statements to reflect events or circumstances after the date of this filing or to reflect the occurrence of unanticipated events.

Overview

We are a Maryland corporation that owns apartment properties in geographic submarkets that we believe support strong occupancy and have the potential for growth in rental rates. We seek to provide stockholders with attractive risk-adjusted returns, with an emphasis on distributions and capital appreciation. We are externally advised by a wholly-owned subsidiary of RAIT Financial Trust, or RAIT (NYSE: RAS), a multi-strategy commercial real estate company organized as an internally managed REIT with approximately $5.2 billion of assets under management as of June 30, 2016. RAIT invests primarily in commercial mortgage loans and, to a lesser extent, apartment properties. RAIT owned 15.4% of our outstanding common shares as of June 30, 2016. We elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, or the Code, commencing with our taxable year ended December 31, 2011.

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

In the three and six month period ended June 30, 2016, we focused on absorbing the growth we experienced during 2015 due primarily to our acquisition of TSRE in September 2015 and implementing our capital recycling strategy described below to reduce our leverage over time.

During the three-month period ended June 30, 2016, revenue increased $15.6 million as compared to last year. This increase was primarily due to $17.1 million of revenue associated with properties we acquired in the TSRE acquisition offset by the impact of property sales. During the six month period ended June 30, 2016, revenue increased $32.6 million as compared to last year.  This increase was primarily due to $33.9 million of revenue associated with properties we acquired in the TSRE acquisition offset by the impact of property sales.

On a same-store basis, rental revenue was up this quarter as compared to second quarter last year, as rental rates increased 2.9% on average across the same-store portfolio.  On a same-store basis, net operating income increased 5.0% for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015, and 4.0% for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015.  See “Non-GAAP Financial Measures – Same Store Portfolio Net Operating Income” below for our definition of same store and definitions and reconciliations related to our net operating income margin.

As of June 30, 2016, we had $1.3 billion of gross investments in real estate comprised of 46 apartment properties containing an aggregate of 12,982 apartment units. We refer to these apartment properties as our “existing portfolio.” As of June 30, 2016, our existing portfolio had an average occupancy of 94.4% and an average monthly effective rent per occupied apartment unit of $961.

As of June 30, 2016, we had $880.3 million of debt, with a weighted average effective interest cost of 3.6%.  Since we completed the TSRE acquisition in September 2015, we have been actively reducing our leverage through targeted asset sales.  We have reduced the principal amount of our indebtedness by $104.9 million since we completed the TSRE acquisition.  This includes paying down the interim facility by $86.5 million, using proceeds from the sale of four properties and permanent financing of two properties.  In June 2016, we refinanced and terminated the interim facility with proceeds obtained by amending its underlying credit agreement to provide for a $40.0 million senior secured term loan, which matures on September 17, 2018.  We also reduced amounts outstanding under the secured credit facility by refinancing three properties previously financed by the secured credit facility with longer term fixed rate mortgages.

Results of Operations

Three Months Ended June 30, 2016 Compared to the Three Months Ended June 30, 2015 (dollars in thousands)

	SAME STORE PROPERTIES				NON SAME STORE PROPERTIES				CONSOLIDATED
	Three Months Ended June 30,				Three Months Ended June 30,				Three Months Ended June 30,
	2016	2015	Increase (Decrease)	% Change	2016	2015	Increase (Decrease)	% Change	2016	2015	Increase (Decrease)	% Change
Revenue:
Rental income	$17,811	$17,238	$573	3.3%	$16,374	$3,030	$13,344	440.4%	$34,185	$20,268	$13,917	68.7%
Reimbursement and other income	2,136	2,104	32	1.5%	2,006	346	1,660	479.8%	4,142	2,450	1,692	69.1%
Total revenue	19,947	19,342	605	3.1%	18,380	3,376	15,004	444.4%	38,327	22,718	15,609	68.7%
Expenses:
Real estate operating expenses	9,214	9,118	96	1.1%	7,638	1,399	6,239	446.0%	16,852	10,517	6,335	60.2%
Net Operating Income	$10,733	$10,224	$509	5.0%	$10,742	$1,977	$8,765	443.3%	$21,475	$12,201	$9,274	76.0%

Corporate and other expenses:
General and administrative expenses									544	413	131	31.7%
Stock compensation expense									380	10	370	3700.0%
Asset management fees - Base									1,784	1,046	738	70.6%
Asset management fees - Incentive									79	214	(135)	-63.1%
Acquisition and integration expenses									8	168	(160)	-95.2%
Depreciation and amortization expense									7,635	5,720	1,915	33.5%
Total corporate and other expenses									10,430	7,571	2,859	37.8%
Operating Income (loss)									11,045	4,630	6,415	138.6%
Interest expense									(9,018)	(4,277)	(4,741)	110.8%
Interest income									-	-	-	N/M
Net gains (losses) on sale of assets									29,321	-	29,321	N/M
Gains (losses) on extinguishment of debt									(558)	-	(558)	N/M
Net income (loss)									30,790	353	30,437	8622.4%
(Income) loss allocated to noncontrolling interests									(1,803)	(16)	(1,787)	11168.8%
Net income (loss) available to common shares									$28,987	$337	$28,650	8501.5%

Revenue

Rental income. Rental revenue increased $13.9 million to $34.2 million for the three months ended June 30, 2016 from $20.3 million for the three months June 30, 2015. The increase is attributable to $15.4 million of rental income from the acquisition of 19 properties since June 30, 2015, $0.1 million from one property acquired during the three months ended June 30, 2015 present for a full quarter of operations in 2016 and $0.5 million from improved occupancy and rental rates in 2016 as compared to 2015 in our other properties. The increase was partially offset by a decrease of $2.1 million of rental income related to four properties that were disposed of after June 30, 2015.

Tenant reimbursement and other income. Tenant reimbursement and other income increased $1.7 million to $4.1 million for the three months ended June 30, 2016 from $2.4 million for the three months ended June 30, 2015. The increase is attributable to $1.8 million of tenant reimbursement and other income from 19 new properties acquired since June 30, 2015. The increase was partially offset by a decrease of $0.2 million of tenant reimbursement and other income related to four properties that were disposed of after June 30, 2015.

Expenses

Property operating expenses. Property operating expenses increased $6.4 million to $16.9 million for the three months ended June 30, 2016 from $10.5 million for the three months ended June 30, 2015. The increase is attributable to $7.1 million of real estate operating expense from 19 new properties acquired since June 30, 2015, $0.1 million from one property acquired during the three months ended June 30, 2015 present for a full quarter of operations in 2016 and an increase of $0.2 million of real estate operating expense in our same store portfolio. The increase was partially offset by a decrease of $1.0 million of real estate operating expense related to four properties that were disposed of after June 30, 2015.

General and administrative expenses. General and administrative expenses increased $0.1 million to $0.5 million for the three months ended June 30, 2016 from $0.4 million for the three months ended June 30, 2015.

Compensation expense.  Compensation expense increased $0.4 million to $0.4 million for the three months ended June 30, 2016 due to an increased number of awards that vested and an increase in our stock price for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015.

Asset management fees. Asset management fees increased $0.6 million to $1.9 million for the three months ended June 30, 2016 from $1.3 million for the three months ended June 30, 2015. The increase is due to 19 new properties acquired since June 30, 2015.

Depreciation and amortization expense. Depreciation and amortization expense increased $1.9 million to $7.6 million for the three months ended June 30, 2016 from $5.7 million for the three months ended June 30, 2015. The increase is attributable to $3.8 million of depreciation and amortization expense from 19 new properties acquired since June 30, 2015 and $0.1 million from one property acquired during the three months ended June 30, 2015 present for a full quarter of operations in 2016. The increase was partially offset by a decrease of $0.6 million of depreciation and amortization expense related to four properties that were disposed of after June 30, 2015 and a decrease of $1.4 million of amortization expense in our same store portfolio.

Interest expense. Interest expense increased $4.7 million to $9.0 million for the three months ended June 30, 2016 from $4.3 million for the three months ended June 30, 2015. The increase is primarily attributable to $2.0 million of interest expense on the 19 new properties acquired since June 30, 2015 and $3.5 million of interest expense on debt obtained in connection with the TSRE merger. The increase was partially offset by a decrease of $0.4 million of interest expense related to four properties that were disposed of after June 30, 2015 and $0.4 million of interest expense related to the loan payoff of our Oklahoma City portfolio of properties.

Other

Net gains (losses) on sale of assets. During the three months ended June 30, 2016, two multi-family properties were sold resulting in gains of $29.3 million.

Gains (losses) on extinguishment of debt.  During the three months ended June 30, 2016, we recognized a $0.6 million loss on the extinguishment of the debt related to the write-off of the unamortized deferred financing costs associated with debt that was extinguished.

Six Months Ended June 30, 2016 Compared to the Six Months Ended June 30, 2015 (dollars in thousands)

	SAME STORE PROPERTIES				NON SAME STORE PROPERTIES				CONSOLIDATED
	Six Months Ended June 30,				Six Months Ended June 30,				Six Months Ended June 30,
	2016	2015	Increase (Decrease)	% Change	2016	2015	Increase (Decrease)	% Change	2016	2015	Increase (Decrease)	% Change
Revenue:
Rental income	$35,235	$34,190	$1,045	3.1%	$33,703	$5,521	$28,182	510.5%	$68,938	$39,711	$29,227	73.6%
Reimbursement and other income	4,181	4,017	164	4.1%	3,874	647	3,227	498.8%	8,055	4,664	3,391	72.7%
Total revenue	39,416	38,207	1,209	3.2%	37,577	6,168	31,409	509.2%	76,993	44,375	32,618	73.5%
Expenses:
Real estate operating expenses	18,477	18,066	411	2.3%	15,495	2,546	12,949	508.6%	33,972	20,612	13,360	64.8%
Net Operating Income	$20,939	$20,141	$798	4.0%	$22,082	$3,622	$18,460	509.7%	$43,021	$23,763	$19,258	81.0%

Corporate and other expenses:
General and administrative expenses									1,265	842	423	50.2%
Stock compensation expense									585	80	505	631.3%
Asset management fees - Base									3,415	2,047	1,368	66.8%
Asset management fees - Incentive									144	425	(281)	-66.1%
Acquisition and integration expenses									18	201	(183)	-91.0%
Depreciation and amortization expense									19,162	11,758	7,404	63.0%
Total corporate and other expenses									24,589	15,353	9,236	60.2%
Operating Income (loss)									18,432	8,410	10,022	119.2%
Interest expense									(18,995)	(8,299)	(10,696)	128.9%
Interest income									-	1	(1)	-100.0%
Net gains (losses) on sale of assets									31,774	-	31,774	N/M
Gains (losses) on extinguishment of debt									(558)	-	(558)	N/M
Gains (losses) on TSRE merger and property acquisitions									91	-	91	N/M
Net income (loss)									30,744	112	30,632	27350.0%
(Income) loss allocated to noncontrolling interests									(1,832)	(8)	(1,824)	22800.0%
Net income (loss) available to common shares									$28,912	$104	$28,808	27700.0%

Revenue

Rental income. Rental revenue increased $29.2 million to $68.9 million for the six months ended June 30, 2016 from $39.7 million for the six months June 30, 2015. The increase is attributable to $30.5 million of rental income from the acquisition of 19 properties since June 30, 2015, $0.6 million from one property acquired during the six months ended June 30, 2015 present for a full quarter of operations in 2016 and $1.0 million from improved occupancy and rental rates in 2016 as compared to 2015 in our other properties. The increase was partially offset by a decrease of $2.9 million of rental income related to four properties that were disposed of after June 30, 2015.

Tenant reimbursement and other income. Tenant reimbursement and other income increased $3.4 million to $8.1 million for the six months ended June 30, 2016 from $4.7 million for the six months ended June 30, 2015. The increase is primarily attributable to $3.4 million of tenant reimbursement and other income from 19 new properties acquired since June 30, 2015.

Expenses

Property operating expenses. Property operating expenses increased $13.4 million to $34.0 million for the six months ended June 30, 2016 from $20.6 million for the six months ended June 30, 2015. The increase is attributable to $13.9 million of real estate operating expense from 19 new properties acquired since June 30, 2015, $0.4 million from one property acquired during the six months ended June 30, 2015 present for a full quarter of operations in 2016 and an increase of $0.5 million of real estate operating expense in our same store portfolio. The increase was partially offset by a decrease of $1.4 million of real estate operating expense related to four properties that were disposed of after June 30, 2015.

General and administrative expenses. General and administrative expenses increased $0.4 million to $1.3 million for the six months ended June 30, 2016 from $0.9 million for the six months ended June 30, 2015 primarily due to an increase of $0.2 million in legal fees and an increase of $0.1 million in audit fees.

Compensation expense.  Compensation expense increased $0.5 million to $0.6 million for the six months ended June 30, 2016 due to an increased number of awards that vested and an increase in our stock price for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015.

Asset management fees. Asset management fees increased $1.1 million to $3.6 million for the six months ended June 30, 2016 from $2.5 million for the six months ended June 30, 2015. The increase is due to 19 new properties acquired since June 30, 2015.

Depreciation and amortization expense. Depreciation and amortization expense increased $7.4 million to $19.2 million for the six months ended June 30, 2016 from $11.8 million for the six months ended June 30, 2015. The increase is attributable to $11.3 million of depreciation and amortization expense from 19 new properties acquired since June 30, 2015 and $0.2 million from one property acquired during the six months ended June 30, 2015 present for a full six months of operations in 2016. The increase was partially offset by a decrease of $0.8 million of depreciation and amortization expense related to four properties that were disposed of after June 30, 2015 and a decrease of $3.3 million of amortization expense in our same store portfolio.

Interest expense. Interest expense increased $10.7 million to $19.0 million for the six months ended June 30, 2016 from $8.3 million for the six months ended June 30, 2015. The increase is primarily attributable to $3.5 million of interest expense on the 19 new properties acquired since June 30, 2015 and $7.9 million of interest expense on debt obtained in connection with the TSRE merger. The increase was partially offset by a decrease of $0.6 million of interest expense related to four properties that were disposed of after June 30, 2015.

Other

Net gains (losses) on sale of assets. During the six months ended June 30, 2016, three multi-family properties were sold resulting in gains of $31.8 million.

Gains (losses) on extinguishment of debt.  During the six months ended June 30, 2016, we recognized a $0.6 million loss on the extinguishment of the debt related to the write-off of the unamortized deferred financing costs associated with debt that was extinguished.

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

Set forth below is a reconciliation of net income (loss) to FFO and Core FFO for the three and six months ended June 30, 2016 and 2015 (in thousands, except share and per share information):

	For the Three Months Ended June 30, 2016		For the Three Months Ended June 30, 2015
	Amount	Per Share (1)	Amount	Per Share (2)
Funds From Operations:
Net income (loss)	$30,790	$0.61	$353	$0.01
Adjustments:
Real estate depreciation and amortization	7,635	0.15	5,720	0.17
Net (gains) losses on sale of assets	(29,321)	(0.58)	-	-
Funds From Operations	$9,104	$0.18	$6,073	$0.18
Core Funds From Operations:
Funds From Operations	$9,104	$0.18	$6,073	$0.18
Adjustments:
Stock compensation expense	380	0.01	10	-
Amortization of deferred financing costs	749	0.02	150	-
Acquisition and integration expenses	8	-	168	0.01
(Gains) losses on extinguishment of debt	558	0.01	-	-
Core Funds From Operations	$10,799	$0.22	$6,401	$0.19

	For the Six Months Ended June 30, 2016		For the Six Months Ended June 30, 2015
	Amount	Per Share (1)	Amount	Per Share (2)
Funds From Operations:
Net income (loss)	$30,744	$0.61	$112	$-
Adjustments:
Real estate depreciation and amortization	19,162	0.38	11,758	0.36
Net (gains) losses on sale of assets	(31,774)	(0.63)	-	-
Funds From Operations	$18,132	$0.36	$11,870	$0.36
Core Funds From Operations:
Funds From Operations	$18,132	$0.36	$11,870	$0.36
Adjustments:
Stock compensation expense	585	0.01	80	-
Amortization of deferred financing costs	1,946	0.05	297	0.01
Acquisition and integration expenses	18	-	201	0.01
(Gains) losses on extinguishment of debt	558	0.01	-	-
(Gains) losses on TSRE merger and property acquisitions	(91)	(0.01)	-	-
Core Funds From Operations	$21,148	$0.42	$12,448	$0.38

(1)	Based on 50,134,620 and 50,089,389 weighted-average shares outstanding – diluted for the three and six months ended June 30, 2016, respectively.
(2)	Based on 33,066,770 and 33,060,578 weighted-average shares outstanding – diluted for the three and six months ended June 30, 2015, respectively.

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

	Three Months Ended June 30, (a)			Six Months Ended June 30, (a)
	2016	2015	% change	2016	2015	% change
Revenue:
Rental income	$17,811	$17,238	3.3%	$35,235	$34,190	3.1%
Reimbursement and other income	2,136	2,104	1.5%	4,181	4,017	4.1%
Total revenue	19,947	19,342	3.1%	39,416	38,207	3.2%
Operating Expenses
Real estate taxes	2,155	2,069	4.2%	4,395	4,223	4.1%
Property insurance	590	564	4.6%	1,150	1,104	4.2%
Personnel expenses	2,053	2,055	-0.1%	4,134	4,002	3.3%
Utilities	1,400	1,375	1.8%	2,952	2,986	-1.1%
Repairs and maintenance	914	912	0.2%	1,634	1,534	6.5%
Management fees	667	642	3.9%	1,331	1,283	3.7%
Contract services	613	579	5.9%	1,213	1,176	3.1%
Advertising expenses	250	267	-6.4%	506	546	-7.3%
Other expenses	572	655	-12.7%	1,162	1,212	-4.1%
Total operating expenses	9,214	9,118	1.1%	18,477	18,066	2.3%
Net operating income	$10,733	$10,224	5.0%	$20,939	$20,141	4.0%
NOI Margin	53.8%	52.9%	0.9%	53.1%	52.7%	0.4%
Average Occupancy	93.9%	93.6%	0.3%	93.4%	93.4%	0.0%
Average effective monthly rent, per unit	$856	$832	2.9%	$852	$827	3.0%
Reconciliation of Same-Store Net Operating Income to Net Income (Loss)
Same-store portfolio net operating income (a)	$10,733	$10,224		$20,939	$20,141
Non same-store net operating income	10,742	1,977		22,082	3,622
Asset management fees	(1,863)	(1,260)		(3,559)	(2,472)
General and administrative expenses	(544)	(413)		(1,265)	(842)
Stock compensation expense	(380)	(10)		(585)	(80)
Acquisition and integration expenses	(8)	(168)		(18)	(201)
Depreciation and amortization	(7,635)	(5,720)		(19,162)	(11,758)
Interest expense	(9,018)	(4,277)		(18,995)	(8,299)
Interest income	-	-		-	1
Net gains (losses) on sale of assets	29,321	-		31,774	-
Gains (losses) on extinguishment of debt	(558)	-		(558)
Gains (losses) on TSRE merger and property acquisitions	-	-		91	-
(Income) loss allocated to noncontrolling interests	(1,803)	(16)		(1,832)	(8)
Net income (loss) available to common shares	$28,987	$337		$28,912	$104

(a)	Same store portfolio for the three and six months ended June 30, 2016 and 2015 includes 26 properties containing 7,757 units.

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

We intend to meet these liquidity requirements primarily through:

•	the use of our cash and cash equivalent balance of $28.1 million as of June 30, 2016;
•	existing and future financing secured directly or indirectly by the apartment properties in our portfolio;
•	cash generated from operating activities;
•	net cash proceeds from property sales implementing our capital recycling strategy and other sales;
•	proceeds from the sale of our common stock; and
•	if required, proceeds from future borrowings and offerings.

As previously disclosed in prior reports, we determined that the strategic long term benefits of the TSRE acquisition justified exceeding our historical leverage limits, defined as having total indebtedness of no more than approximately 65% of the combined initial purchase price of all of the properties in our portfolio.  Also, as previously disclosed, following the completion of the TSRE acquisition, we have instituted a strategy, which we refer to as our capital recycling strategy, seeking to reduce IRT’s leverage ratio over time by using the proceeds from sales of properties which are outside our core geographic footprint in the Southeastern United States or which we believe we have limited potential for further improvements to their operating results to repay a portion of our indebtedness.  We have successfully continued to implement our capital recycling strategy since our 2015 year end to reduce our leverage and reduce our exposure to short term indebtedness, particularly the interim facility:

•	We have sold four targeted properties for $121.6 million, in the aggregate, generating net cash proceeds of $53.9 million, in the aggregate, after costs and repayment of property specific financing.
•	In March 2016, we refinanced a $43.7 million mortgage on our Oklahoma City portfolio with $45.4 million borrowed under the secured credit facility.
•	The net cash proceeds from these sales and the additional loan proceeds under the secured credit facility were used to pay down the interim facility.
•

In May 2016, we refinanced three properties on the secured credit facility with long term fixed rate mortgages.  We entered into three loan agreements for a total loan of $106.0 million secured by first mortgages on these three properties.  The loans bear interest at rates ranging from 3.3% to 3.7% per annum and provide for monthly payments of interest only for the next three to five years with principal amortization beginning thereafter.

•

In June 2016, we entered into an amended and restated credit agreement with KeyBank that provides for a $40 million senior term loan that will mature on September 17, 2018.  We borrowed $40.0 million under the facility, using $33.9 million to pay closing costs and repay the remaining balance under the former KeyBank Interim Facility.  The former KeyBank Interim Facility was terminated. See Note 4: Indebtedness, for a description of the terms related to the amended facility.

Cash Flows

As of June 30, 2016 and 2015, we maintained cash and cash equivalents of approximately $28.1 million and $21.6 million, respectively. Our cash and cash equivalents were generated from the following activities (dollars in thousands):

	For the Six Months Ended June 30,
	2016	2015
Cash flow from operating activities	$18,847	$13,316
Cash flow from investing activities	32,987	(28,963)
Cash flow from financing activities	(62,084)	22,452
Net change in cash and cash equivalents	(10,250)	6,805
Cash and cash equivalents at beginning of period	38,301	14,763
Cash and cash equivalents at end of period	$28,051	$21,568

Our cash inflow from operating activities during the six months ended June 30, 2016 was related to the ongoing operations of our properties and increased as compared to the six months ended June 30, 2015 as the number of properties we own has increased.

Our cash inflow from investing activities during the six months ended June 30, 2016 is primarily due to the disposition of three properties.  Our cash outflow from investing activities during the six months ended June 30, 2015 was primarily due to the acquisition of one property.

Our cash outflow from financing activities during the six months ended June 30, 2016 was primarily due to repayments of mortgage indebtedness and the interim facility with proceeds from the three property dispositions. Our cash inflow from financing activities during the six months ended June 30, 2015 was primarily due to borrowings related to the property acquisition.

As a REIT, we evaluate our dividend coverage based on our cash flow from operating activities, excluding acquisition and integration expenses and changes in other assets and liabilities.  During the six months ended June 30, 2016, we paid distributions to our common stockholders and noncontrolling interests of $18.1 million and generated cash flow from operating activities excluding acquisition and integration expenses and changes in other assets and liabilities of $18.8 million.

Off-Balance Sheet Arrangements

None.

Critical Accounting Estimates and Policies

Our 2015 Annual Report on Form 10-k contains a discussion of our critical accounting policies. On January 1, 2016 we adopted three new accounting pronouncements and revised our accounting policies as described in Note 2 to the Consolidated Financial Statements included in Part I, Item 1 of this report. Management discusses our critical accounting policies and management’s judgments and estimates with the audit committee of our board of trustees.

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

Interest Rate Risk and Sensitivity

Interest rates may be affected by economic, geo-political, monetary and fiscal policy, market supply and demand and other factors generally outside our control, and such factors may be highly volatile.  A change in market interest rates applicable to the fixed-rate portion our indebtedness affects the fair value, but it has no effect on interest incurred or cash flows.  A change in market interest rates applicable to the variable portion of our indebtedness affects the interest incurred and cash flows, but does not affect the fair value.

As of June 30, 2016, our only interest rate sensitive assets or liabilities related to our principal amount of $888.4 million of outstanding indebtedness, of which $287.3 is floating-rate and $601.1 million is fixed-rate indebtedness, an interest rate cap with a notional amount of $200.0 million and a float-to-fixed interest rate swap with a notional amount of $150.0 million. We monitor interest rate risk routinely and seek to minimize the possibility that a change in interest rates would impact the interest incurred and our cash flows.  To mitigate such risk, we may use interest rate derivative contracts.

As of June 30, 2016, the fair value of our fixed-rate indebtedness was $629.9 million.  The fair value of our fixed rate indebtedness was estimated using a discounted cash flow analysis utilizing rates that we believe a market participant would expect to pay for debt of a similar type and remaining maturity as if the debt were originated on June 30, 2016.  As we expect to remain obligated on our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations.

As of June 30, 2016, our interest rate cap had an insignificant asset fair value. The fair value of our interest rate cap was estimated using a discounted cash flow analysis based on forward interest rate curves and implied volatilities applicable to the individual caplets.  The interest rate cap has been excluded from the table below as its impact to our interest rate risk under the scenarios presented in the table yield are insignificant.

As of June 30, 2016, our interest rate swap had a liability fair value of $1.2 million.  The fair value of our interest swap was estimated using a discounted cash flow analysis based on forward interest rate curves.  The impact of the interest rate swap has been included in the table below.

The following table summarizes our indebtedness, and the impact to interest expense and the change in the net fair value of our indebtedness assuming an instantaneous increase or decrease of 100 basis points in the LIBOR interest rate curve (dollars in thousands).

	Liabilities Subject to Interest Rate Sensitivity (a)	100 Basis Point Increase (b)	100 Basis Point Decrease(b) (c)
Interest expense from variable-rate indebtedness	$287,335	$1,373	$(639)
Fair value of fixed-rate indebtedness	629,876	586,297	677,296

(a)	Unpaid principal balance of variable-rate indebtedness as of June 30, 2016 is shown. Fair value of fixed-rate indebtedness as of June 30, 2016 is shown.
(b)	Assumes LIBOR will not fall below 0%.
(c)	Sensitivities include the impact of our $150.0 million float-to-fixed interest rate swap.

Item 4.	Controls and Procedures.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting or in other factors during the quarter ended June 30, 2016, that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

On June 11, 2015, three purported stockholders filed a complaint in the Circuit Court of Maryland for Baltimore City on behalf of a putative class of TSRE stockholders and naming as defendants TSRE’s Board of Directors, or the individual defendants, and TSRE.  The case is captioned Tony Blank Family Trust et al. v. Trade Street Residential, Inc. et al., Case No. 24-C-15-003081, or the Blank action.  The information required by this Item regarding the Blank action has been previously reported in our 2015 Annual Report on Form 10-k.   The defendants moved to dismiss the complaint (which had been subsequently amended, as previously reported, in a second amended complaint) and on May 18, 2016, the court granted defendants’ motions to dismiss in their entirety.  Plaintiffs in the Blank action did not appeal the order of dismissal.  We do not expect any loss or legal defense costs in the future in connection with this matter in excess of our previously reserved amounts.

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

(a) We have previously disclosed four “UPREIT” transactions completed in May 2014, August 2014, November 2014 and December 2014 wherein IROP issued, in the aggregate, 1,282,449 common units, or units, to unaffiliated entities or persons in order to acquire properties. In addition, we have previously disclosed that in September 2015, IROP issued 1,925,419 units, plus cash in lieu of fractional TSR OP units, in a transaction related to the TSRE acquisition. All of such issuances were exempt from registration pursuant to Section 4(a)(2) of the Securities Act. As previously disclosed, these units are subject to exchange agreements containing the terms and conditions under which the units could be exchanged for cash in an amount equal to the value of an equivalent number of shares of our common stock as of the date IROP receives the holder’s notice of its desire to exchange the units for cash or, at IROP’s option, for the equivalent number of shares of our common stock. During the first half of 2016, IROP exchanged 204,115 units for 204,113 shares of our common stock (with fractional units being settled in cash). As a result of these exchanges, at June 30, 2016, there remained outstanding 2,950,816 units held by unaffiliated third parties.  The issuance of the shares of our common stock in these exchanges was exempt from registration pursuant to Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D; all of the persons receiving such shares were accredited investors.

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

Independence Realty Trust, Inc.

Date: August 5, 2016	By:	/s/ Scott f. Schaeffer
Scott F. Schaeffer
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: August 5, 2016	By:	/s/ James J. Sebra
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

10.2

Independence Realty Trust, Inc. (“IRT”) 2016 Long Term Incentive Plan, as amended and restated as of May 12, 2016 incorporated by reference to Exhibit 10.2 to IRT’s Current Report on Form 8-K filed on May 17, 2016.

10.3	Termination of the IRT Independent Directors Compensation Plan as of May 12, 2016 incorporated by reference to Exhibit 10.2 to IRT’s Current Report on Form 8-K filed on May 17, 2016.

10.4

Amended and Restated Credit Agreement dated as of June 24, 2016 by and among, Independence Realty Operating Partnership, LP, as Borrower, KeyBank National Association, The Huntington National Bank, the other lenders which are parties to the Agreement and other lenders that may become parties to the Agreement, KeyBank National Association, as Agent, The Huntington National Bank, as Syndication Agent and KeyBanc Capital Markets and The Huntington National Bank, as Joint Lead Arrangers and Joint Book Managers, with respect to a $40 Million Senior Term Loan Facility incorporated by reference to Exhibit 10.1 to IRT’s Current Report on Form 8-K filed on June 27, 2016.

12.1	Statements regarding computation of ratios as of June 30, 2016, filed herewith.

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

101

XBRL (eXtensible Business Reporting Language). The following materials, formatted in XBRL: (i) Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015, (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2016 and 2015, (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015, (iv) Consolidated Statements of Changes in Equity for the six months ended June 30, 2016 and 2015 and (v) notes to the consolidated financial statements as of June 30, 2016.