Form 10-Q
period 2016-09-30
INDEPENDENCE REALTY TRUST, INC
filed 2016-11-04
CIK 1466085

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of November 2, 2016 there were 68,996,070 shares of the Registrant’s common stock issued and outstanding.

INDEPENDENCE REALTY TRUST, INC.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

Independence Realty Trust, Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited and dollars in thousands, except share and per share data)

	As of September 30, 2016	As of December 31, 2015
ASSETS:
Investments in real estate:
Investments in real estate, at cost	$1,316,725	$1,372,015
Accumulated depreciation	(52,824)	(39,638)
Investments in real estate, net	1,263,901	1,332,377
Cash and cash equivalents	29,247	38,301
Restricted cash	8,028	5,413
Accounts receivable and other assets	5,066	3,362
Intangible assets, net of accumulated amortization of $0 and $3,736, respectively	—	3,735
Total Assets	$1,306,242	$1,383,188
LIABILITIES AND EQUITY:
Indebtedness, net of unamortized discount and deferred financing costs of $7,497 and $8,920, respectively	$880,581	$966,611
Accounts payable and accrued expenses	22,231	19,304
Accrued interest payable	830	1,239
Dividends payable	3,009	3,006
Derivative liabilities	696	-
Other liabilities	2,857	2,998
Total Liabilities	910,204	993,158
Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized, 0 and 0 shares issued and outstanding, respectively	—	—
Common stock, $0.01 par value; 300,000,000 shares authorized, 47,509,731 and 47,070,678 shares issued and outstanding, including 284,339 and 117,000 unvested restricted common share awards, respectively	475	471
Additional paid-in capital	381,106	378,187
Accumulated other comprehensive income	(727)	(8)
Retained earnings (accumulated deficit)	(8,833)	(14,500)
Total stockholders’ equity	372,021	364,150
Noncontrolling interests	24,017	25,880
Total Equity	396,038	390,030
Total Liabilities and Equity	$1,306,242	$1,383,188

The accompanying notes are an integral part of these consolidated financial statements.

Independence Realty Trust, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited and dollars in thousands, except share and per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
REVENUE:
Rental income	$34,333	$22,758	$103,271	$62,469
Tenant reimbursement income	1,351	1,039	4,194	2,980
Other income	2,680	1,695	7,892	4,418
Total revenue	38,364	25,492	115,357	69,867
EXPENSES:
Property operating expenses	17,326	11,945	51,298	32,557
General and administrative expenses	485	329	1,750	1,171
Stock compensation expense	247	217	832	297
Asset management fees	1,933	1,259	5,492	3,731
Acquisition and integration expenses	19	12,830	37	13,031
Depreciation and amortization expense	7,765	4,704	26,927	16,462
Total expenses	27,775	31,284	86,336	67,249
Operating income	10,589	(5,792)	29,021	2,618
Interest expense	(8,820)	(5,094)	(27,815)	(13,393)
Other income (expense)	(2)	18	(2)	19
Net gains (losses) on sale of assets	(1)	—	31,773	—
Gains (losses) on extinguishment of debt	—	—	(558)	—
TSRE financing extinguishment and employee separation expenses	—	(27,508)	—	(27,508)
Gains (losses) on TSRE merger and property acquisitions	641	64,012	732	64,012
Net income (loss):	2,407	25,636	33,151	25,748
(Income) loss allocated to noncontrolling interest	(140)	(1,621)	(1,972)	(1,629)
Net income (loss) allocable to common shares	$2,267	$24,015	$31,179	$24,119
Earnings (loss) per share:
Basic	$0.05	$0.71	$0.66	$0.74
Diluted	$0.05	$0.71	$0.66	$0.74
Weighted-average shares:
Basic	47,215,918	33,962,015	47,164,543	32,516,470
Diluted	47,314,629	33,962,015	47,190,139	32,520,684

The accompanying notes are an integral part of these consolidated financial statements.

Independence Realty Trust, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited and dollars in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Net income (loss)	$2,407	$25,636	$33,151	$25,748
Other comprehensive income (loss):
Change in fair value of interest rate hedges	217	5	(990)	5
Realized (gains) losses on interest rate hedges reclassified to earnings	251		271	—
Total other comprehensive income	468	5	(719)	5
Comprehensive income (loss) before allocation to noncontrolling interests	2,875	25,641	32,432	25,753
Allocation to noncontrolling interests	(140)	(1,621)	(1,972)	(1,629)
Comprehensive income (loss)	$2,735	$24,020	$30,460	$24,124

The accompanying notes are an integral part of these consolidated financial statements.

Independence Realty Trust, Inc. and Subsidiaries

Consolidated Statements of Changes in Equity

(Unaudited and dollars in thousands, except share information)

	Common Shares	Par Value Common Shares	Additional Paid In Capital	Accumulated Other Comprehensive Income	Retained Earnings (Deficit)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance, January 1, 2016	47,070,678	$471	$378,187	$(8)	$(14,500)	$364,150	$25,880	$390,030
Net income	-	-	-	-	31,179	31,179	1,972	33,151
Common dividends declared	-	-	-	-	(25,512)	(25,512)	-	(25,512)
Other comprehensive income	-	-	-	(719)	-	(719)	-	(719)
Stock compensation expense	228,000	2	830	-	-	832	-	832
Common share activity related to equity compensation	(28,868)	-	(143)	-	-	(143)	-	(143)
Conversion of noncontrolling interest to common shares	239,921	2	2,232	-	-	2,234	(2,234)	-
Distribution to noncontrolling interest declared	-	-	-	-	-	-	(1,601)	(1,601)
Balance, September 30, 2016	47,509,731	$475	$381,106	$(727)	$(8,833)	$372,021	$24,017	$396,038

The accompanying notes are an integral part of these consolidated financial statements.

Independence Realty Trust, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited and dollars in thousands)

	For the Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net income	$33,151	$25,748
Adjustments to reconcile net income (loss) to cash flow from operating activities:
Depreciation and amortization	26,927	16,462
Amortization of deferred financing costs and premium on indebtedness, net	2,236	(339)
Stock compensation expense	832	297
TSRE financing extinguishment expenses	-	23,219
Net (gains) losses on sale of assets	(31,773)	-
(Gains) losses on extinguishment of debt	558	-
(Gains) losses on TSRE merger and property acquisitions	(732)	(64,012)
Changes in assets and liabilities:
Accounts receivable and other assets	(1,377)	3,332
Accounts payable and accrued expenses	3,895	2,302
Accrued interest payable	(376)	379
Other liabilities	(11)	(2,421)
Net cash provided by operating activities	33,330	4,967
Cash flows from investing activities:
Disposition of real estate properties	39,690	-
Acquisition of real estate properties	-	(24,746)
TSRE merger, net of cash acquired	-	(137,094)
Capital expenditures	(8,039)	(5,641)
(Increase) in restricted cash	(2,615)	(2,124)
Cash flow provided by (used in) investing activities	29,036	(169,605)
Cash flows from financing activities:
(Payments related to) proceeds from issuance of common stock	(143)	(190)
Proceeds from Secured Credit Facility and mortgage indebtedness	199,481	488,725
Secured Credit Facility and mortgage principal repayments	(242,198)	(272,295)
TSRE financing extinguishment expenses	-	(23,219)
Payments for deferred financing costs	(1,450)	(8,356)
Distributions on common stock	(25,495)	(17,166)
Distributions to noncontrolling interests	(1,615)	(685)
Cash flow (used in) provided by financing activities	(71,420)	166,814
Net change in cash and cash equivalents	(9,054)	2,176
Cash and cash equivalents, beginning of period	38,301	14,763
Cash and cash equivalents, end of the period	$29,247	$16,939
Supplemental cash flow information:
Cash paid for interest	$25,988	$13,354
Non-cash decrease in noncontrolling interest from conversion of common limited partnership units to share of common stock	$2,234	$493
Mortgage debt assumed	$-	$121,885

The accompanying notes are an integral part of these consolidated financial statements.

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of September 30, 2016

(Unaudited and dollars in thousands, except share and per share data)

NOTE 1: Organization

Independence Realty Trust, Inc. was formed on March 26, 2009 as a Maryland corporation that has elected to be taxed as a real estate investment trust, or REIT, commencing with the taxable year ended December 31, 2011. We are currently externally managed by a subsidiary of RAIT Financial Trust, or RAIT, a publicly traded Maryland REIT whose common shares are listed on the New York Stock Exchange under the symbol “RAS.” As used herein, the terms “we,” “our” and “us” refer to Independence Realty Trust, Inc. and, as required by context, Independence Realty Operating Partnership, LP, which we refer to as IROP, and their subsidiaries. We own apartment properties in geographic submarkets that we believe support strong occupancy and have the potential for growth in rental rates. We seek to provide stockholders with attractive risk-adjusted returns, with an emphasis on distributions and capital appreciation. We own substantially all of our assets and conduct our operations through IROP, of which we are the sole general partner.

On September 27, 2016, we entered into an agreement, or the internalization agreement, with RAIT and RAIT affiliates providing for transactions which will change us from being externally managed to being internally managed and will separate us from RAIT.  We refer to the consummation of these transactions as the management internalization.  The management internalization consists of two parts: (i) our acquisition of our external advisor, which is a subsidiary of RAIT, and (ii) our acquisition of certain assets and the assumption of certain liabilities relating to the multifamily property management business of RAIT, including property management contracts relating to apartment properties owned by us, RAIT and third parties.  The purchase price for the management internalization is $43,000, subject to certain prorations at closing.  The internalization agreement provides that the closing of the management internalization will occur no earlier than December 20, 2016.  Pursuant to the internalization agreement, on October 5, 2016, we repurchased all of the 7,269,719 shares of our common stock owned by certain of RAIT’s subsidiaries and retired these shares.  See Note 11: Subsequent Events for further information.

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

As of September 30, 2016

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

Upon the acquisition of properties, we estimate the fair value of acquired tangible assets (consisting of land, building and improvements) and identified intangible assets (consisting of in-place leases), and assumed debt at the date of acquisition, based on the evaluation of information and estimates available at that date.  Based on these estimates, we allocate the initial purchase price to the applicable assets and liabilities. As final information regarding fair value of the assets acquired and liabilities assumed is received and estimates are refined, appropriate adjustments will be made to the purchase price allocation, in no case later than twelve months of the acquisition date. During the nine months ended September 30, 2016, we made an adjustment related to the TSRE acquisition as described in NOTE 3: Investments in Real Estate.

The aggregate value of in-place leases is determined by evaluating various factors, including the terms of the leases that are in place and assumed lease-up periods.  During the nine months ended September 30, 2016, we did not acquire any properties and, therefore, did not acquire any in-place leases. The value assigned to this intangible asset is amortized over the assumed lease up period, typically six months. For the three and nine months ended September 30, 2016 we recorded $0 and $3,735, respectively, of amortization expense for intangible assets. For the three and nine months ended September 30, 2015 we recorded $109 and $3,397, respectively, of amortization expense for intangible assets.  During the nine months ended September 30, 2016, $7,471 of intangible assets became fully amortized and were written off.

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

As of September 30, 2016

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

Depreciation Expense

Depreciation expense for real estate assets is computed using a straight-line method based on a life of 40 years for buildings and improvements and five to ten years for equipment and fixtures. For the three and nine months ended September 30, 2016 we recorded $7,765 and $23,192 of depreciation expense, respectively. For the three and nine months ended September 30, 2015 we recorded $4,594 and $13,064 of depreciation expense, respectively.

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

For the three and nine months ended September 30, 2016, we recognized revenues of $38 and $151, respectively, related to recoveries of lost rental revenue due to natural disasters and other insurable events from our insurance providers.

For the three and nine months ended September 30, 2016, we incurred $435 and $1,325 of advertising expenses, respectively.  For the three and nine months ended September 30, 2015, we incurred $318 and $941 of advertising expenses, respectively.

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

As of September 30, 2016

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

As of September 30, 2016

(Unaudited and dollars in thousands, except share and per share data)

FASB ASC Topic 825, “Financial Instruments” requires disclosure of the fair value of financial instruments for which it is practicable to estimate that value. The fair value of mortgage indebtedness is based on a discounted cash flows valuation technique. As this technique utilizes current credit spreads, which are generally unobservable, this is classified as a Level 3 fair value measurement within the fair value hierarchy.  We determine appropriate credit spreads based on the type of debt and its maturity. The fair value of our secured credit facility, term loan facility, cash and cash equivalents and restricted cash as of September 30, 2016 and December 31, 2015 approximated their respective unpaid principal balances due to the nature of these instruments. Given that cash and cash equivalents and restricted cash are short term in nature with limited fair value volatility, the carrying amount is deemed to be a reasonable approximation of fair value and the fair value input is classified as a Level 1 fair value measurement. The fair value input for the derivatives is classified as a Level 2 fair value measurement within the fair value hierarchy.  The fair value inputs for the secured credit facility and term loan facility are classified as Level 2 fair value measurements within the fair value hierarchy.  The following table summarizes the carrying amount and the fair value of our financial instruments as of the periods indicated:

	As of September 30, 2016		As of December 31, 2015
Financial Instrument	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Cash and cash equivalents	$29,247	$29,247	$38,301	$38,301
Restricted cash	8,028	8,028	5,413	5,413
Derivative assets	—	—	24	24

Liabilities
Debt:
Secured credit facility	244,019	247,335	267,155	271,500
Term loan	39,606	40,000	118,418	120,000
Mortgages	596,956	605,746	581,038	589,320
Derivative liabilities	696	696	—	—

k. Deferred Financing Costs

Costs incurred in connection with debt financing are deferred and classified within indebtedness and charged to interest expense over the terms of the related debt agreements, under the effective interest method.

l. Income Taxes

We have elected to be taxed as a REIT beginning with the taxable year ended December 31, 2011.  Accordingly, we recorded no income tax expense for the three and nine months ended September 30, 2016 and for the three and nine months ended September 30, 2015.

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

As of September 30, 2016

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

Not Yet Adopted Within these Financial Statements

In May 2014, the FASB issued an accounting standard classified under FASB ASC Topic 606, “Revenue from Contracts with Customers”. This accounting standard generally replaces existing guidance by requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This accounting standard applies to all contracts with customers, except those that are within the scope of other Topics in the FASB ASC. During 2016, the FASB issued three amendments to this accounting standard which provide further clarification to this accounting standard. These standards amending FASB ASC Topic 606 are currently effective for annual reporting periods beginning after December 15, 2017. Management is currently evaluating the impact that these standards may have on our consolidated financial statements.

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

As of September 30, 2016

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

In August 2016, the FASB issued an accounting standard classified under FASB ASC Topic 230, “Statement of Cash Flows”.  This accounting standard provides guidance on eight specific cash flow issues: (i) debt prepayment or debt extinguishment costs; (ii) settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; (iii) contingent consideration payments made after a business combination; (iv) proceeds from the settlement of insurance claims; (v) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; (vi) distributions received from equity method investees; (vii) beneficial interests in securitization transactions; and (viii) separately identifiable cash flows and application of the predominance principle.  The amendments are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period.  Management is currently evaluating the impact that this standard may have on our consolidated statement of cash flows.

In October 2016, the FASB issued an accounting standard classified under FASB ASC Topic 810, “Consolidation”.  The amendments in this accounting standard provide guidance on how a reporting entity that is the single decision maker of a VIE should treat indirect interests in the entity held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that VIE.  The amendments in this accounting standard do not change the characteristics of a primary beneficiary in current GAAP.  A primary beneficiary of a VIE has both of the following characteristics: (i) the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE.  If a reporting entity satisfies the first characteristic of a primary beneficiary (such that it is the single decision maker of a VIE), the amendments in this accounting standard require that the reporting entity, in determining whether it satisfies the second characteristic of a primary beneficiary, to include all of its direct variable interest in a VIE and, on a proportionate basis, its indirect variable interest in a VIE held through related parties, including related parties that are under common control with the reporting entity.  If after performing that assessment, a reporting entity that is the single decision maker of a VIE concludes that it does not have the characteristics of a primary beneficiary, the amendments continue to require that the reporting entity to evaluate whether it and one or more of its related parties under common control, as a group, have the characteristics of a primary beneficiary.  The amendments in this accounting standard are effective for fiscal years beginning after December 15, 2016,

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of September 30, 2016

(Unaudited and dollars in thousands, except share and per share data)

including interim periods within those fiscal years.  Early adoption is permitted, including adoption in an interim period.  Management is currently evaluating the impact that this standard may have on our consolidated financial statements.

NOTE 3: Investments in Real Estate

As of September 30, 2016, our investments in real estate consisted of 46 apartment properties with 12,982 units (unaudited).  The table below summarizes our investments in real estate:

	As of September 30, 2016	As of December 31, 2015	Depreciable Lives (In years)
Land	$178,515	$190,585	—
Building	1,119,422	1,168,453	40
Furniture, fixtures and equipment	18,788	12,977	5-10
Total investment in real estate	$1,316,725	$1,372,015
Accumulated depreciation	(52,824)	(39,638)
Investments in real estate, net	$1,263,901	$1,332,377

Acquisitions

During the first quarter of 2016, we received additional information regarding estimates we had made for certain accrued expenses related to our acquisition of Trade Street Residential Inc., or the TSRE acquisition, that was completed on September 17, 2015.  This information led to an increase in fair value of the net assets we acquired of $91, which we recognized during the nine months ended September 30, 2016.  During the third quarter of 2016, we finalized our purchase accounting process related to the TSRE acquisition.  As part of this process, we received additional information regarding estimates we had made for certain accrued expenses related to the TSRE acquisition which led to an increase in fair value of the net assets we acquired of $641, which we recognized during the three months ended September 30, 2016.

Dispositions

During the nine months ended September 30, 2016 we recognized a $9 loss related to the sale of a multifamily property which occurred in the prior year as we settled remaining amounts with buyers. The below table summarizes the dispositions for the nine months ended September 30, 2016 and also presents each property’s contribution to net income (loss) allocable to common shares, excluding the impact of the gain (loss) on sale:

				Net income (loss) allocable to common shares
Property Name	Date of Sale	Sale Price	Gain (loss) on sale	For the Three Months Ended September 30, 2016	For the Nine Months Ended September 30, 2016
Cumberland Glen	02/18/2016	$18,000	$2,452	$—	$35
Belle Creek	04/07/2016	23,000	14,191	2	252
Tresa	05/05/2016	47,000	15,139	1	354
Total		$88,000	$31,782	$3	$641

Related to the dispositions of Belle Creek and Tresa, we paid $211 and $275 of exit fees to RAIT, respectively, pursuant to the contractual terms of the mortgage indebtedness.  See Note 4: Indebtedness for further information.  These amounts were recognized in net gains (losses) on sale of assets.

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of September 30, 2016

(Unaudited and dollars in thousands, except share and per share data)

NOTE 4: Indebtedness

The following tables contain summary information concerning our indebtedness as of September 30, 2016:

Debt:	Outstanding Principal	Unamortized Discount and Debt Issuance Costs	Carrying Amount	Type	Weighted Average Rate	Weighted Average Maturity (in years)
Secured credit facility (1)(2)	$247,335	$(3,316)	$244,019	Floating	2.8%	2.0
Term loan (2)	40,000	(394)	39,606	Floating	4.5%	2.0
Mortgages-Fixed rate	600,743	(3,787)	596,956	Fixed	3.8%	7.0
Total Debt	$888,078	$(7,497)	$880,581		3.5%	5.3

(1)	The secured credit facility total capacity is $325,000, of which $247,335 was outstanding as of September 30, 2016.
(2)

As of September 30, 2016, IRT maintained a float-to-fixed interest rate swap with a $150,000 notional amount. This swap, which expires on June 17, 2021 and has a fixed rate of 1.145%, has converted $150,000 of our floating rate debt to fixed rate debt.

	Original maturities on or before December 31,
Debt:	2016	2017	2018	2019	2020	Thereafter
Secured credit facility	$-	$-	$247,335	$-	$-	$-
Term loan	-	600	39,400	-	-	-
Mortgages-Fixed rate	509	2,792	3,545	4,593	15,892	573,412
Total	$509	$3,392	$290,280	$4,593	$15,892	$573,412

As of September 30, 2016 we were in compliance with all financial covenants contained in our indebtedness.

The following table contains summary information concerning our indebtedness as of December 31, 2015:

Debt:	Outstanding Principal	Unamortized Discount and Debt Issuance Costs	Carrying Amount	Type	Rate	Weighted Average Maturity (in years)
Secured credit facility (1)	$271,500	$(4,345)	$267,155	Floating	2.9%	2.7
Bridge term loan	120,000	$(1,582)	118,418	Floating	5.4%	0.7
Mortgages-Fixed rate	545,956	(2,993)	542,963	Fixed	3.8%	6.9
Mortgages-Floating rate	38,075	-	38,075	Floating	2.8%	5.4
Total Debt	$975,531	$(8,920)	$966,611		3.7%	4.9

(1)	The secured credit facility total capacity was $325,000, of which $271,500 was outstanding as of December 31, 2015.

As of September 30, 2016, the weighted average interest rate of our mortgage indebtedness was 3.8%. As of September 30, 2016 and December 31, 2015, RAIT held $0 and $38,075 of our mortgage indebtedness, respectively.  For the three and nine months ended September 30, 2016, we incurred approximately $0 and $361, respectively, of interest expense related to the RAIT indebtedness.  For the three and nine months ended September 30, 2015, we incurred approximately $243 and $722, respectively, of interest expense related to the RAIT indebtedness.

Secured Credit Facility

On September 17, 2015, IROP entered into a credit agreement with KeyBank with respect to a $325,000 senior secured credit facility, or the secured credit facility, which will mature on September 17, 2018. The secured credit facility is available for additional loans, may be increased to $450,000 and/or extended for two 12-month terms.  At September 30, 2016, amounts outstanding under the

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of September 30, 2016

(Unaudited and dollars in thousands, except share and per share data)

secured credit facility bear interest at 245 basis points over 1-month LIBOR.  As of September 30, 2016, there was $77,665 of availability under the senior secured credit facility.  An unused fee of 0.25% is charged on this amount.

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

In October of 2016, IROP paid down $107,335 on the secured credit facility with the proceeds received from a public offering.   See Note 11: Subsequent Events for further information.

Term Loan

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

As noted above, the interim facility was amended and restated to provide for a $40,000 senior secured term loan, or the term loan, on June 24, 2016.  Upon entering into the term loan, IROP borrowed $40,000, using $416 to pay closing costs and $33,512 to repay the remaining balance under the interim facility. The maturity date of the term loan is September 17, 2018, subject to acceleration in the event of customary events of default.  The term loan requires monthly payments of interest only through June 30, 2017.  IROP is required to reduce the principal amount outstanding under the term loan by $100 per month beginning July 2017 and must apply 50% of all net proceeds from equity issuances, sales of assets, or refinancings of assets towards repaying the term loan.  At IROP’s option, borrowings under the term loan will bear interest at a rate equal to either (i) LIBOR plus a margin of 400 basis points, or (ii) a base rate plus a margin of 300 basis points.  IROP may prepay the term loan, in whole or in part, at any time without fee or penalty, except for breakage costs associated with LIBOR borrowings.  At September 30, 2016, the term loan bears interest at 400 basis points over 1-month LIBOR and the balance is $40,000.

 In October of 2016, IROP repaid the $40,000 term loan with the proceeds received from a public offering.   See Note 11: Subsequent Events for further information.

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

As of September 30, 2016

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

Mortgages-Floating Rate

In April of 2016, we repaid $10,575 of mortgage indebtedness as part of a property disposition.  This indebtedness was held by RAIT.  During the nine months ended September 30, 2016, we paid $211 in exit fees pursuant to the contractual terms of the mortgage indebtedness to RAIT.

In May of 2016, we repaid $27,500 of mortgage indebtedness as part of a property disposition.  This indebtedness was held by RAIT. During the nine months ended September 30, 2016, we paid $275 in exit fees pursuant to the contractual terms of the mortgage indebtedness to RAIT.

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

On September 30, 2015, we entered into an interest rate cap contract with a notional value of $200 million, a strike rate of 3.0% based on 1-month LIBOR and a maturity date of October 17, 2017.  Through June 23, 2016 this interest rate cap was designated as a cash flow hedge. Through that date, we concluded that this hedging relationship was highly effective in offsetting interest rate fluctuations associated with the identified indebtedness and, using the hypothetical derivative method, did not recognize any ineffectiveness.  On June 24, 2016, this interest rate cap was de-designated and, as of June 30, 2016, this interest rate cap was accounted for as a freestanding derivative.  The change in fair value of this interest cap was $1 for the nine months ended September 30, 2016.

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

As of September 30, 2016

(Unaudited and dollars in thousands, except share and per share data)

The following table summarizes the aggregate notional amount and estimated net fair value of our derivative instruments as of September 30, 2016 and December 31, 2015:

	As of September 30, 2016			As of December 31, 2015
	Notional	Fair Value of Assets	Fair Value of Liabilities	Notional	Fair Value of Assets	Fair Value of Liabilities
Cash flow hedges:
Interest rate swap	$150,000	$—	$(696)	$—	$—	$—
Interest rate cap		—	—	200,000	24	—
	150,000	—	(696)	200,000	24	—
Freestanding derivatives:
Interest rate cap	200,000	—	—	—	—	—
Net fair value	$350,000	$—	$(696)	$200,000	$24	$—

Effective interest rate swaps and caps are reported in accumulated other comprehensive income and the fair value of these hedge agreements is included in other assets or other liabilities.

For interest rate swaps and caps that are considered effective hedges, we reclassified realized losses of $251 and $271, respectively, to earnings within interest expense for the three and nine months ended September 30, 2016. For interest rate swaps and caps that are considered effective hedges, we expect $721 to be reclassified out of accumulated other comprehensive income to earnings over the next 12 months.

NOTE 6: Shareholder Equity and Noncontrolling Interests

Stockholder Equity

Common Shares

Our board of directors has declared the following dividends:

Month	Declaration Date	Record Date	Payment Date	Dividend Declared Per Share
January 2016	January 14, 2016	January 29, 2016	February 16, 2016	$0.06
February 2016	January 14, 2016	February 29, 2016	March 15, 2016	$0.06
March 2016	January 14, 2016	March 31, 2016	April 15, 2016	$0.06
April 2016	April 14, 2016	April 29, 2016	May 16, 2016	$0.06
May 2016	April 14, 2016	May 31, 2016	June 15, 2016	$0.06
June 2016	April 14, 2016	June 30, 2016	July 15, 2016	$0.06
July 2016	July 14, 2016	July 29, 2016	August 15, 2016	$0.06
August 2016	July 14, 2016	August 31, 2016	September 15, 2016	$0.06
September 2016	July 14, 2016	September 30, 2016	October 17, 2016	$0.06
October 2016	October 12, 2016	October 31, 2016	November 15, 2016	$0.06
November 2016	October 12, 2016	November 30, 2016	December 15, 2016	$0.06
December 2016	October 12, 2016	December 30, 2016	January 17, 2017	$0.06

During the three and nine months ended September 30, 2016, we also paid $0 and $42, respectively, of dividends on restricted common share awards that vested during the period.

On September 27, 2016 we announced a public offering of our common stock, which was completed on October 5, 2016. See Note 11: Subsequent Events for information regarding events that occurred in October of 2016 involving our equity including the completion of a public offering of our common stock and the repurchase of certain shares of our common stock.

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of September 30, 2016

(Unaudited and dollars in thousands, except share and per share data)

Noncontrolling Interest

On February 1, 2016, holders of IROP units exchanged 204,115 units for 204,113 shares of our common stock with fractional units being settled in cash. On August 1, 2016, holders of IROP units exchanged 35,808 units for 35,808 shares of our common stock. As of September 30, 2016, 2,915,008 IROP units held by unaffiliated third parties remain outstanding with a redemption value of $26,235, based on IRT’s stock price as of September 30, 2016.

Our board of directors has declared the following distributions on IROP’s LP units:

Month	Declaration Date	Record Date	Payment Date	Dividend Declared Per Share
January 2016	January 14, 2016	January 29, 2016	February 16, 2016	$0.06
February 2016	January 14, 2016	February 29, 2016	March 15, 2016	$0.06
March 2016	January 14, 2016	March 31, 2016	April 15, 2016	$0.06
April 2016	April 14, 2016	April 29, 2016	May 16, 2016	$0.06
May 2016	April 14, 2016	May 31, 2016	June 15, 2016	$0.06
June 2016	April 14, 2016	June 30, 2016	July 15, 2016	$0.06
July 2016	July 14, 2016	July 29, 2016	August 15, 2016	$0.06
August 2016	July 14, 2016	August 31, 2016	September 15, 2016	$0.06
September 2016	July 14, 2016	September 30, 2016	October 17, 2016	$0.06
October 2016	October 12, 2016	October 31, 2016	November 15, 2016	$0.06
November 2016	October 12, 2016	November 30, 2016	December 15, 2016	$0.06
December 2016	October 12, 2016	December 30, 2016	January 17, 2017	$0.06

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

As of September 30, 2016

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

For the three and nine months ended September 30, 2016, our Advisor earned $1,727 and $5,141 of asset management fees, respectively.  For the three and nine months ended September 30, 2015, our Advisor earned $1,259 and $3,306 of asset management fees, respectively.

For the three and nine months ended September 30, 2016, our Advisor earned $206 and $350 of incentive fees, respectively. For the three and nine months ended September 30, 2015, our Advisor earned $0 and $425 of incentive fees, respectively.  These fees are included within asset management fees in our consolidated statements of operations.

As of September 30, 2016 and December 31, 2015 we had liabilities payable to our Advisor for asset management fees and incentive fees of $3,726 and $1,854, respectively. These liabilities are presented within accounts payable and accrued expenses in the accompanying consolidated balance sheets.

Property Management Fees Paid to Our Property Manager

We have entered into property management agreements with RAIT Residential, or our property manager, which is wholly owned by RAIT, with respect to each of our properties. Pursuant to the property management agreements, we pay our property manager property management and leasing fees on a monthly basis of an amount up to 4.0% of the gross revenues from the property for each month. Additionally, we may pay our property manager a separate fee for the one-time initial rent-up or leasing-up of newly constructed properties, in an amount not to exceed the fee customarily charged in arm’s length transactions by others rendering similar services in the same geographic area for similar properties as determined by a survey of brokers and agents in such area. Each management agreement has an initial one year term, subject to automatic one-year renewals unless either party gives prior notice of its desire to terminate the management agreement. For the three and nine months ended September 30, 2016 our property manager earned $1,219 and $3,710 of property management and construction management fees, respectively. For the three and nine months ended September 30, 2015 our property manager earned $861 and $2,381 of property management and construction management fees, respectively. As of September 30, 2016 and December 31, 2015, we had liabilities payable to our property manager for property

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of September 30, 2016

(Unaudited and dollars in thousands, except share and per share data)

management and construction management fees of $0 and $440, respectively.  These liabilities are presented within accounts payable and accrued expenses in the accompanying consolidated balance sheets.

Dividends Paid to Affiliates of our Advisor

As of September 30, 2016 and December 31, 2015, RAIT owned 15.4% and 15.5% of the outstanding shares of our common stock, respectively.  For the three and nine months ended September 30, 2016, we declared and subsequently paid dividends of $1,309 and $3,927, respectively, related to shares of common stock owned by RAIT.  For the three and nine months ended September 30, 2015, we declared and subsequently paid dividends of $1,309 and $3,926 respectively, related to shares of common stock owned by RAIT.  As of September 30, 2016 and December 31, 2015, we had distributions payable to RAIT of $436 and $436, respectively.

RAIT Indebtedness

In the second quarter of 2016, we repaid $38,075 of mortgage indebtedness with proceeds from two property dispositions.  This indebtedness was held by RAIT.  During the three and nine months ended September 30, 2016, we paid $0 and $486, respectively, in exit fees pursuant to the contractual terms of the mortgage indebtedness to RAIT.

Management Internalization and Stock Repurchase

On September 27, 2016, we announced the management internalization, which involved the acquisition of our external advisor as well as the acquisition of certain assets and the assumption of certain liabilities relating to the multifamily property management business of RAIT, and the repurchase of up to all of the approximately 7,269,719 shares of our common stock owned by certain of RAIT’s subsidiaries.  See Note 1: The Company and Note 11: Subsequent Events for further information.

NOTE 9: Earnings (Loss) Per Share

The following table presents a reconciliation of basic and diluted earnings (loss) per share for the three and nine months ended September 30, 2016 and 2015:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Net income (loss)	$2,407	$25,636	$33,151	$25,748
(Income) loss allocated to non-controlling interests	(140)	(1,621)	(1,972)	(1,629)
Net income (loss) allocable to common shares	2,267	24,015	31,179	24,119
Weighted-average shares outstanding—Basic	47,215,918	33,962,015	47,164,543	32,516,470
Weighted-average shares outstanding—Diluted	47,314,629	33,962,015	47,190,139	32,520,684
Earnings (loss) per share—Basic	$0.05	$0.71	$0.66	$0.74
Earnings (loss) per share—Diluted	$0.05	$0.71	$0.66	$0.74

Certain IROP units, stock appreciation rights, or SARs, and unvested shares were excluded from the earnings (loss) per share computation because their effect would have been anti-dilutive, totaling 2,915,008 and 3,091,380 for the three and nine months ended September 30, 2016, respectively, and 3,278,935 and 3,184,326 for the three and nine months ended September 30, 2015, respectively.

NOTE 10: Other Disclosures

Litigation

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

As of September 30, 2016

(Unaudited and dollars in thousands, except share and per share data)

Other Matters

To the extent that a natural disaster or similar event occurs with more than a remote risk of having a material impact on the consolidated financial statements, we will disclose the estimated range of possible outcomes, and, if an outcome is probable, accrue an appropriate liability.

NOTE 11: Subsequent Events

On October 5, 2016, we completed the underwritten public offering that was announced on September 27, 2016.  We issued and sold 25,000,000 common shares, par value $0.01 per share, at a public offering price of $9.00 per common share. We received approximately $211,750 of net proceeds of the public offering, after deducting underwriting discounts and commissions and estimated offering expenses payable by us.

On October 5, 2016, we used these proceeds as follows: (i) $40,000 of the proceeds were used to prepay in full and terminate our $40,000 senior secured term loan facility; (ii) $62,156 of the proceeds were used to repurchase and retire 7,269,719 shares of our common stock from certain of RAIT’s subsidiaries at a purchase price of $8.55 per share; (iii) $47,335 of the proceeds were used to partially pay down the $325,000 senior secured credit facility; (iv) $43,000 of the proceeds were reserved to consummate the management internalization; and v) the remaining $19,259 was held for general corporate purposes.

On October 11, 2016, we partially paid down an additional $30,000 on the $325,000 senior secured credit facility using proceeds received from the offering and cash on our balance sheet.

As part of the offering, we granted the underwriters an option, exercisable for 30 days from the date of the underwriting agreement, to purchase up to an additional 3,750,000 common shares. On October 21 2016, the underwriters exercised their option to purchase an additional 3,750,000 common shares at a purchase price of $9.00 per common share.  We received $32,062 of net proceeds, after deducting underwriting discounts and commissions.

On October 24, 2016, we partially paid down an additional $30,000 on the $325,000 senior secured credit facility using the proceeds received from the exercise of the underwriters’ option.

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

The risk factors discussed and identified in Item 1A of our 2015 Annual Report on Form 10-K, this Report and in other of our public filings with the SEC, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements. We caution you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. Except to the extent required by applicable law or regulation, we undertake no obligation to update these forward-looking statements to reflect events or circumstances after the date of this filing or to reflect the occurrence of unanticipated events.

Overview

We are a Maryland corporation that owns apartment properties in geographic submarkets that we believe support strong occupancy and have the potential for growth in rental rates. We seek to provide stockholders with attractive risk-adjusted returns, with an emphasis on distributions and capital appreciation. We are externally advised by a wholly-owned subsidiary of RAIT Financial Trust, or RAIT (NYSE: RAS), a multi-strategy commercial real estate company organized as an internally managed REIT with approximately $5.1 billion of assets under management as of September 30, 2016. RAIT invests primarily in commercial mortgage loans and, to a lesser extent, apartment properties. As of September 30, 2016, RAIT owned 7,269,719 shares of our common stock, representing approximately 15.4% of our outstanding shares of common stock.  As described below, on September 27, 2016, we entered into the internalization agreement to repurchase all of our outstanding common shares owned by RAIT at the first closing contemplated by the internalization agreement and to complete the management internalization at the second closing contemplated by the internalization agreement.  As described below, on October 5, 2016, we repurchased and retired these shares at the first closing.  The internalization agreement provides that this second closing will occur, subject to the terms and conditions contained therein, no earlier than December 20, 2016.  We expect that the management internalization will close during December of 2016.  We elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, or the Code, commencing with our taxable year ended December 31, 2011.

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

In the three and nine month period ended September 30, 2016, we continued to focus operationally on absorbing the growth we experienced during 2015 due primarily to our acquisition of TSRE in September 2015 and implementing our capital recycling strategy described below to reduce our leverage over time.  See “Operations Overview” below.  In addition, beginning in September 2016, we pursued the internalization of our management and entered into the internalization agreement with RAIT.  See “Management Internalization Overview” below.  With respect to our liquidity and capital resources, on September 27, 2016 we announced a public offering of our common stock, which was completed in October of 2016.  Pursuant to the October 2016 offering, we issued and sold, 28,750,000 shares of our common stock at a public offering price of $9.00 per share.  Total gross proceeds to IRT from the October 2016 offering, before deducting the underwriting discount and estimated offering expenses, were $258.8 million.  See “Liquidity and Capital Resources” below for a description of the October 2016 offering and the use of proceeds.

Operations Overview

We believe our operating results for the three-month period ended September 30, 2016 support our strategy of building a portfolio of apartment communities in primarily non-gateway markets, which continued to enjoy solid population and job growth while being relatively insulated from the effects of new construction. We continue to see the potential for rent increases and NOI growth within our markets.

During the three-month period ended September 30, 2016, revenue increased $12.9 million as compared to last year. This increase was primarily due to $14.8 million of revenue associated with properties we acquired in the TSRE acquisition offset by the impact of property sales. During the nine month period ended September 30, 2016, revenue increased $45.5 million as compared to last year.  This increase was primarily due to $48.6 million of revenue associated with properties we acquired in the TSRE acquisition offset by the impact of property sales.

On a same-store basis, rental revenue was up this quarter as compared to third quarter last year, as rental rates increased 3.4% on average across the same-store portfolio.  On a same-store basis, net operating income increased 6.0% for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015, and 4.6% for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015.  See “Non-GAAP Financial Measures – Same Store Portfolio Net Operating Income” below for our definition of same store and definitions and reconciliations related to our net operating income margin.

As of September 30, 2016, we had $1.3 billion of gross investments in real estate comprised of 46 apartment properties containing an aggregate of 12,982 apartment units. We refer to these apartment properties as our “existing portfolio.” As of September 30, 2016, our existing portfolio had an average occupancy of 94.1% and an average monthly effective rent per occupied apartment unit of $977.

As of September 30, 2016, we had $880.6 million of debt, with a weighted average effective interest cost of 3.5%.  Since we completed the TSRE acquisition in September 2015, we have been actively reducing our leverage through targeted asset sales and the use of proceeds of the October 2016 offering.  On October 5, 2016, we used $40.0 million of the net proceeds of the October 2016 offering to prepay in full and terminate our $40.0 million senior secured term loan facility.  On October 5, 2016, we used approximately $47.3 million of the net proceeds of the October 2016 offering to pay down the $325.0 million senior secured credit facility.  Later in October 2016, we paid down an additional $60.0 million on the $325.0 senior secured credit facility.  Including the October 2016 activity, we have reduced the principal amount of our indebtedness by $252.6 million since we completed the TSRE acquisition.  We also reduced amounts outstanding under the secured credit facility by refinancing three properties previously financed by the secured credit facility with longer term fixed rate mortgages. In the period from the TSRE acquisition through October 2016, we have reduced our leverage, which is calculated as total debt divided by total gross assets, from 68.0% to 53.4%. Under the terms of the $325.0 million senior secured credit facility, the contractual interest rate is reduced in periods when our leverage is at certain levels. We expect the contractual interest rate on this facility to be reduced in the first quarter of 2017 as a result of our lower leverage.

Management Internalization Overview

On September 27, 2016, we entered into an agreement to complete a management internalization, which includes property management functions. The management internalization provides management continuity as our existing management team will become full-time IRT employees. Additionally, we believe IRT will be afforded the related benefits of being an internalized, multifamily equity REIT, including expected cost savings and the elimination of any perceived conflicts that result from an external management structure. The management internalization consists of two parts: (i) our acquisition of our external advisor, which is a subsidiary of RAIT, and (ii) our acquisition of certain assets and the assumption of certain liabilities relating to the multifamily property management business of RAIT, including property management contracts relating to apartment properties owned by us, RAIT and third parties.  The purchase price for the management internalization is $43.0 million subject to certain prorations at closing.  As part of the same agreement, we also agreed to repurchase up to all of the approximately 7.3 million shares of our common stock owned by certain of RAIT’s subsidiaries, or the stock repurchase, subject to market conditions.

On October 5, 2016, the stock repurchase occurred and we used approximately $62.2 million of the proceeds from the October 2016 offering to repurchase the RAIT shares from certain of RAIT’s subsidiaries at a purchase price of $8.55 per share.  This price was equal to the price to the public in the October 2016 offering less underwriting discounts or commissions.  On October 5, 2016, we instructed our transfer agent to retire the RAIT shares and return them to the status of authorized but unissued shares.  As a result, on October 5, 2016 after giving effect to the shares issued in the October 2016 offering and the retirement of the RAIT shares, we had 65,243,345 shares of our common stock outstanding.

As required by the internalization agreement, IRT reserved $43.0 million in net proceeds from the October 2016 offering to consummate the management internalization as contemplated by the internalization agreement.

Upon closing of the management internalization, each of Scott F. Schaeffer, IRT’s Chief Executive Officer, Farrell Ender, IRT’s President, and James J. Sebra, IRT’s Chief Financial Officer (“CFO”), are expected to enter into employment agreements with IRT.  Messrs. Schaeffer and Ender are expected to terminate their employment with RAIT and become employees of IRT upon closing.  Mr. Sebra is expected to remain the CFO of RAIT until the later to occur of March 31, 2017 or the filing of RAIT’s Form 10-K for the fiscal year ending December 31, 2016 with the SEC.  In addition, more than 400 current employees of RAIT and the property manager are expected to become employees of IRT. Pursuant to the terms of the internalization agreement, IRT and RAIT will enter into a shared services agreement, pursuant to which RAIT and IRT will provide each other certain transitional services such as information technology, human resources, insurance, investor relations, legal, tax and accounting for a six-month transition period after the management internalization.

The management internalization will affect our future financial performance. We expect that, in the year following the closing of the management internalization, our ratio of net debt to gross assets and our ratio of net debt to EBITDA will both decline significantly, based on annualized results for the three month period ended September 30, 2016, due to the impact of the October 2016 offering, debt reductions, and expected cost savings from the management internalization. We also expect to record the purchase price we pay RAIT for the management internalization as an expense which will reduce our earnings in the period in which the management internalization occurs. In addition, due to the dilution resulting from our October 2016 offering, the expected length of time between the closing of the October 2016 offering and the management internalization, our earnings per share and core FFO will be reduced. We also believe we will reduce our general and administrative expenses from current levels after the management internalization occurs and the period covered by the shared services agreement ends.

The management internalization is conditioned upon, among other things, customary closing conditions, obtaining certain third party consents and the entry into employment agreements with the executives named above.  The internalization agreement provides that the management internalization will occur, subject to the terms and conditions contained therein, no earlier than December 20, 2016.  We expect the management internalization to occur by the end of December of 2016.  By its terms, the parties may terminate the internalization agreement if the other party breaches defined representations or covenants and such breach is not cured within 30 days, (ii) closing has not occurred by March 1, 2017 or (iii) a government authority has prohibited the transaction or denied a necessary approval.  If the internalization agreement is terminated due to a material breach, then the non-breaching party is entitled to a termination fee of up to $3.4 million, or the termination fee, for actual documented expenses incurred in conjunction with the internalization agreement.

Results of Operations

Three Months Ended September 30, 2016 Compared to the Three Months Ended September 30, 2015 (dollars in thousands)

	SAME STORE PROPERTIES				NON SAME STORE PROPERTIES				CONSOLIDATED
	Three Months Ended September 30,				Three Months Ended September 30,				Three Months Ended September 30,
	2016	2015	Increase (Decrease)	% Change	2016	2015	Increase (Decrease)	% Change	2016	2015	Increase (Decrease)	% Change
Revenue:
Rental income	$17,937	$17,351	$586	3.4%	$16,396	$5,407	$10,989	203.2%	$34,333	$22,758	$11,575	50.9%
Reimbursement and other income	2,261	2,058	203	9.9%	1,770	676	1,094	161.8%	4,031	2,734	1,297	47.4%
Total revenue	20,198	19,409	789	4.1%	18,166	6,083	12,083	198.6%	38,364	25,492	12,872	50.5%
Expenses:
Real estate operating expenses	9,748	9,551	197	2.1%	7,578	2,394	5,184	216.5%	17,326	11,945	5,381	45.0%
Net Operating Income	$10,450	$9,858	$592	6.0%	$10,588	$3,689	$6,899	187.0%	$21,038	$13,547	$7,491	55.3%

Corporate and other expenses:
General and administrative expenses									485	329	156	47.4%
Stock compensation expense									247	217	30	13.8%
Asset management fees - Base									1,727	1,259	468	37.2%
Asset management fees - Incentive									206	-	206	N/M
Acquisition and integration expenses									19	12,830	(12,811)	-99.9%
Depreciation and amortization expense									7,765	4,704	3,061	65.1%
Total corporate and other expenses									10,449	19,339	(8,890)	-46.0%
Operating Income (loss)									10,589	(5,792)	16,381	-282.8%
Interest expense									(8,820)	(5,094)	(3,726)	73.1%
Interest income									(2)	18	(20)	-111.1%
Net gains (losses) on sale of assets									(1)	-	(1)	N/M
Gains (losses) on extinguishment of debt									-	-	-	N/M
TSRE financing extinguishment and employee separation expenses									-	(27,508)	27,508	-100.0%
Gains (losses) on TSRE merger and property acquisitions									641	64,012	(63,371)	-99.0%
Net income (loss)									2,407	25,636	(23,229)	-90.6%
(Income) loss allocated to noncontrolling interests									(140)	(1,621)	1,481	-91.4%
Net income (loss) available to common shares									$2,267	$24,015	$(21,748)	-90.6%

See Non-GAAP Financial Measures – Same Store Portfolio Net Operating Income for a discussion about this metric.

Revenue

Rental income. Rental revenue increased $11.6 million to $34.3 million for the three months ended September 30, 2016 from $22.7 million for the three months September 30, 2015. The increase is attributable to $13.4 million of rental income from the acquisition of 19 properties in the three months ended September 30, 2015 present for a full quarter of operations in 2016 and $0.8 million from improved occupancy and rental rates in 2016 as compared to 2015 in our other properties. The increase was partially offset by a decrease of $2.6 million of rental income related to four properties that were disposed of after September 30, 2015.

Tenant reimbursement and other income. Tenant reimbursement and other income increased $1.3 million to $4.0 million for the three months ended September 30, 2016 from $2.7 million for the three months ended September 30, 2015. The increase is primarily attributable to $1.4 million of tenant reimbursement and other income from 19 new properties acquired in the three months ended September 30, 2015 present for a full quarter of operations in 2016. The increase was partially offset by a decrease of $0.3 million of tenant reimbursement and other income related to four properties that were disposed of after September 30, 2015.

Expenses

Real estate operating expenses. Real estate operating expenses increased $5.4 million to $17.3 million for the three months ended September 30, 2016 from $11.9 million for the three months ended September 30, 2015. The increase is attributable to $6.3 million of real estate operating expense from 19 new properties acquired in the three months ended September 30, 2015 present for a full quarter of operations in 2016 and an increase of $0.2 million of real estate operating expense in our same store portfolio. The increase was partially offset by a decrease of $1.2 million of real estate operating expense related to four properties that were disposed of after September 30, 2015.

General and administrative expenses. General and administrative expenses increased $0.2 million to $0.5 million for the three months ended September 30, 2016 from $0.3 million for the three months ended September 30, 2015 due to an increase in professional fees.

Stock compensation expense.  Compensation expense remained consistent for the three months ended September 30, 2016 and the three months ended September 30, 2015.

Asset management fees. Asset management fees increased $0.6 million to $1.9 million for the three months ended September 30, 2016 from $1.3 million for the three months ended September 30, 2015. The increase is due to 19 new properties acquired in the three months ended September 30, 2015 present for a full quarter of operations in 2016.

Acquisition and integration expenses.  Acquisition and integration expenses decreased $12.8 million to nearly zero for the three months ended September 30, 2016 from $12.8 million for the three months ended September 30, 2015. The decrease is due to no property acquisitions during the three months ended September 30, 2016 as compared to 19 property acquisitions during the three months ended September 30, 2015.

Depreciation and amortization expense. Depreciation and amortization expense increased $3.1 million to $7.8 million for the three months ended September 30, 2016 from $4.7 million for the three months ended September 30, 2015. The increase is primarily attributable to $3.8 million of depreciation and amortization expense from 19 new properties acquired in the three months ended September 30, 2015 present for a full quarter of operations in 2016. The increase was partially offset by a decrease of $0.6 million of depreciation and amortization expense related to four properties that were disposed of after September 30, 2015.

Interest expense. Interest expense increased $3.7 million to $8.8 million for the three months ended September 30, 2016 from $5.1 million for the three months ended September 30, 2015. The increase is primarily attributable to $2.3 million of interest expense on the 19 new properties acquired in the three months ended September 30, 2015 present for a full quarter of operations in 2016 and $2.4 million of additional interest expense on debt obtained in connection with the TSRE merger that was present for a full quarter of operations in 2016. The increase was partially offset by a decrease of $0.5 million of interest expense related to four properties that were disposed of after September 30, 2015.

Other

Gains (losses) on TSRE merger and property acquisitions. During the three months ended September 30, 2016, we recognized a $0.6 million gain as part of our completion of the purchase accounting process related to the TSRE merger.

Nine Months Ended September 30, 2016 Compared to the Nine Months Ended September 30, 2015 (dollars in thousands)

	SAME STORE PROPERTIES				NON SAME STORE PROPERTIES				CONSOLIDATED
	Nine Months Ended September 30,				Nine Months Ended September 30,				Nine Months Ended September 30,
	2016	2015	Increase (Decrease)	% Change	2016	2015	Increase (Decrease)	% Change	2016	2015	Increase (Decrease)	% Change
Revenue:
Rental income	$53,172	$51,541	$1,631	3.2%	$50,099	$10,928	$39,171	358.4%	$103,271	$62,469	$40,802	65.3%
Reimbursement and other income	6,442	6,075	367	6.0%	5,644	1,323	4,321	326.6%	12,086	7,398	4,688	63.4%
Total revenue	59,614	57,616	1,998	3.5%	55,743	12,251	43,492	355.0%	115,357	69,867	45,490	65.1%
Expenses:
Real estate operating expenses	28,225	27,617	608	2.2%	23,073	4,940	18,133	367.1%	51,298	32,557	18,741	57.6%
Net Operating Income	$31,389	$29,999	$1,390	4.6%	$32,670	$7,311	$25,359	346.9%	$64,059	$37,310	$26,749	71.7%

Corporate and other expenses:
General and administrative expenses									1,750	1,171	579	49.4%
Stock compensation expense									832	297	535	180.1%
Asset management fees - Base									5,142	3,306	1,836	55.5%
Asset management fees - Incentive									350	425	(75)	-17.6%
Acquisition and integration expenses									37	13,031	(12,994)	-99.7%
Depreciation and amortization expense									26,927	16,462	10,465	63.6%
Total corporate and other expenses									35,038	34,692	346	1.0%
Operating Income (loss)									29,021	2,618	26,403	1008.5%
Interest expense									(27,815)	(13,393)	(14,422)	107.7%
Interest income									(2)	19	(21)	-110.5%
Net gains (losses) on sale of assets									31,773	-	31,773	N/M
Gains (losses) on extinguishment of debt									(558)	-	(558)	N/M
TSRE financing extinguishment and employee separation expenses									-	(27,508)	27,508	-100.0%
Gains (losses) on TSRE merger and property acquisitions									732	64,012	(63,280)	-98.9%
Net income (loss)									33,151	25,748	7,403	28.8%
(Income) loss allocated to noncontrolling interests									(1,972)	(1,629)	(343)	21.1%
Net income (loss) available to common shares									$31,179	$24,119	$7,060	29.3%

See Non-GAAP Financial Measures – Same Store Portfolio Net Operating Income for a discussion about this metric.

Revenue

Rental income. Rental revenue increased $40.8 million to $103.3 million for the nine months ended September 30, 2016 from $62.5 million for the nine months ended September 30, 2015. The increase is attributable to $44.7 million of rental income from the acquisition of 20 properties in the nine months ended September 30, 2015 present for a full nine months of operations in 2016 and $1.6 million from improved occupancy and rental rates in 2016 as compared to 2015 in our other properties. The increase was partially offset by a decrease of $5.5 million of rental income related to four properties that were disposed of after September 30, 2015.

Tenant reimbursement and other income. Tenant reimbursement and other income increased $4.7 million to $12.1 million for the nine months ended September 30, 2016 from $7.4 million for the nine months ended September 30, 2015. The increase is primarily attributable to $4.8 million of tenant reimbursement and other income from 20 new properties acquired in the nine months ended September 30, 2015 present for a full nine months of operations in 2016.

Expenses

Real estate operating expenses. Real estate operating expenses increased $18.7 million to $51.3 million for the nine months ended September 30, 2016 from $32.6 million for the nine months ended September 30, 2015. The increase is attributable to $20.7 million of real estate operating expense from 20 new properties acquired in the nine months ended September 30, 2015 present for a full nine months of operations in 2016 and an increase of $0.6 million of real estate operating expense in our same store portfolio. The increase was partially offset by a decrease of $2.6 million of real estate operating expense related to four properties that were disposed of after September 30, 2015.

General and administrative expenses. General and administrative expenses increased $0.6 million to $1.8 million for the nine months ended September 30, 2016 from $1.2 million for the nine months ended September 30, 2015 primarily due to an increase in professional fees.

Stock compensation expense.  Compensation expense increased $0.5 million to $0.8 million for the nine months ended September 30, 2016 from $0.3 million for the nine months ended September 30, 2015 due to an increased number of awards that vested and an increase in our stock price for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015.

Asset management fees. Asset management fees increased $1.8 million to $5.5 million for the nine months ended September 30, 2016 from $3.7 million for the nine months ended September 30, 2015. The increase is due to 20 new properties acquired in the nine months ended September 30, 2015 present for a full nine months of operations in 2016.

Depreciation and amortization expense. Depreciation and amortization expense increased $10.5 million to $26.9 million for the nine months ended September 30, 2016 from $16.4 million for the nine months ended September 30, 2015. The increase is attributable to $15.2 million of depreciation and amortization expense from 20 new properties acquired in the nine months ended September 30, 2015 present for a full nine months of operations in 2016. The increase was partially offset by a decrease of $1.5 million of depreciation and amortization expense related to four properties that were disposed of after September 30, 2015 and a decrease of $3.2 million of amortization expense in our same store portfolio.

Interest expense. Interest expense increased $14.4 million to $27.8 million for the nine months ended September 30, 2016 from $13.4 million for the nine months ended September 30, 2015. The increase is primarily attributable to $5.8 million of interest expense on the 20 new properties acquired in the nine months ended September 30, 2015 present for a full nine months of operations in 2016 and $10.3 million of interest expense on debt obtained in connection with the TSRE merger that was present for a full nine months of operations in 2016. The increase was partially offset by a $1.1 million decrease of interest expense related to four properties that were disposed of after September 30, 2015.

Other

Net gains (losses) on sale of assets. During the nine months ended September 30, 2016, three multi-family properties were sold resulting in gains of $31.8 million.

Gains (losses) on extinguishment of debt.  During the nine months ended September 30, 2016, we recognized a $0.6 million loss on the extinguishment of the debt related to the write-off of the unamortized deferred financing costs associated with debt that was extinguished.

Gains (losses) on TSRE merger and property acquisitions. During the three months ended September 30, 2016, we recognized a $0.6 million gain as part of our completion of the purchase accounting process related to the TSRE merger.

Non-GAAP Financial Measures

Funds from Operations and Core Funds from Operations

We believe that Funds from Operations, or FFO and Core Funds from Operations, or Core FFO, each of which is a non-GAAP financial measure, are additional appropriate measures of the operating performance of a REIT and us in particular. We compute FFO in accordance with the standards established by the National Association of Real Estate Investment Trusts, or NAREIT, as net income or loss allocated to common shares (computed in accordance with accounting principles generally accepted in the United States, or GAAP), excluding real estate-related depreciation and amortization expense, gains or losses on sales of real estate and the cumulative effect of changes in accounting principles.

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

Our calculation of Core FFO differs from the methodology used for calculating Core FFO by some other REITs and, accordingly, our Core FFO may not be comparable to Core FFO reported by other REITs. Our management utilizes FFO and Core FFO as measures of our operating performance, and believes they are also useful to investors, because they facilitate an understanding of our operating performance after adjustment for certain non-cash items, such as depreciation and amortization expenses, equity based compensation, amortization of deferred financing fees, TSRE financing extinguishment and employee separation costs, gains (losses) on TSRE merger and property acquisitions, and with respect to Core FFO, acquisition and integration expenses, pursuit costs and internalization costs that are required by GAAP to be expensed but may not necessarily be indicative of current operating performance and that may not accurately compare our operating performance between periods. Furthermore, although FFO, Core FFO and other supplemental performance measures are defined in various ways throughout the REIT industry, we also believe that FFO and Core FFO may provide us and our investors with an additional useful measure to compare our financial performance to certain other REITs. We also use Core FFO for purposes of determining the quarterly incentive fee, if any, payable to our advisor.

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

Set forth below is a reconciliation of net income (loss) to FFO and Core FFO for the three and nine months ended September 30, 2016 and 2015 (in thousands, except share and per share information):

	For the Three Months Ended September 30, 2016		For the Three Months Ended September 30, 2015
	Amount	Per Share (1)	Amount	Per Share (2)
Funds From Operations:
Net income (loss)	$2,407	$0.05	$25,636	$0.72
Adjustments:
Real estate depreciation and amortization	7,765	0.15	4,704	0.13
Net (gains) losses on sale of assets	1	-	-	-
Funds From Operations	$10,173	$0.20	$30,340	$0.85
Core Funds From Operations:
Funds From Operations	$10,173	$0.20	$30,340	$0.86
Adjustments:
Stock compensation expense	247	0.01	217	0.01
Amortization of deferred financing costs	597	0.01	151	-
Acquisition and integration expenses	19	-	12,830	0.36
(Gains) losses on extinguishment of debt	-	-	-	-
TSRE financing extinguishment and employee separation expenses	-	-	27,508	0.77
(Gains) losses on TSRE merger and property acquisitions	(641)	(0.01)	(64,012)	(1.80)
Core Funds From Operations	$10,395	$0.21	$7,034	$0.20

	For the Nine Months Ended September 30, 2016		For the Nine Months Ended September 30, 2015
	Amount	Per Share (1)	Amount	Per Share (2)
Funds From Operations:
Net income (loss)	$33,151	$0.66	$25,748	$0.76
Adjustments:
Real estate depreciation and amortization	26,927	0.53	16,462	0.49
Net (gains) losses on sale of assets	(31,773)	(0.63)	-	-
Funds From Operations	$28,305	$0.56	$42,210	$1.25
Core Funds From Operations:
Funds From Operations	$28,305	$0.56	$42,210	$1.25
Adjustments:
Stock compensation expense	832	0.02	297	0.01
Amortization of deferred financing costs	2,543	0.06	448	0.01
Acquisition and integration expenses	37	-	13,031	0.38
(Gains) losses on extinguishment of debt	558	0.01	-	-
TSRE financing extinguishment and employee separation expenses	-	-	27,508	0.81
(Gains) losses on TSRE merger and property acquisitions	(732)	(0.02)	(64,012)	(1.89)
Core Funds From Operations	$31,543	$0.63	$19,482	$0.57

(1)	Based on 50,229,637 and 50,105,147 weighted-average shares outstanding – diluted for the three and nine months ended September 30, 2016, respectively.
(2)	Based on 35,472,807 and 33,874,170 weighted-average shares outstanding – diluted for the three and nine months ended September 30, 2015, respectively.

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

	Three Months Ended September 30, (a)			Nine Months Ended September 30, (a)
	2016	2015	% change	2016	2015	% change
Revenue:
Rental income	$17,937	$17,351	3.4%	$53,172	$51,541	3.2%
Reimbursement and other income	2,261	2,058	9.9%	6,442	6,075	6.0%
Total revenue	20,198	19,409	4.1%	59,614	57,616	3.5%
Operating expenses
Real estate taxes	2,194	2,229	-1.6%	6,589	6,452	2.1%
Property insurance	576	540	6.7%	1,726	1,644	5.0%
Personnel expenses	2,189	2,199	-0.5%	6,323	6,201	2.0%
Utilities	1,543	1,527	1.0%	4,495	4,513	-0.4%
Repairs and maintenance	994	946	5.1%	2,628	2,480	6.0%
Management fees	677	656	3.2%	2,008	1,939	3.6%
Contract services	655	589	11.2%	1,868	1,765	5.8%
Advertising expenses	249	269	-7.4%	755	815	-7.4%
Other expenses	671	596	12.6%	1,833	1,808	1.4%
Total operating expenses	9,748	9,551	2.1%	28,225	27,617	2.2%
Same-store portfolio net operating income (a)	$10,450	$9,858	6.0%	$31,389	$29,999	4.6%
Same-store portfolio NOI Margin	51.7%	50.8%	0.9%	52.7%	52.1%	0.6%
Average Occupancy	93.2%	93.4%	-0.2%	93.4%	93.4%	0.0%
Average effective monthly rent, per unit	$867	$838	3.5%	$857	$831	3.1%
Reconciliation of Same-Store Net Operating Income to Net Income (Loss)
Same-store portfolio net operating income (a)	$10,450	$9,858		$31,389	$29,999
Non same-store net operating income	10,588	3,689		32,670	7,311
Asset management fees	(1,933)	(1,259)		(5,492)	(3,731)
General and administrative expenses	(485)	(329)		(1,750)	(1,171)
Stock compensation expense	(247)	(217)		(832)	(297)
Acquisition and integration expenses	(19)	(12,830)		(37)	(13,031)
Depreciation and amortization	(7,765)	(4,704)		(26,927)	(16,462)
Interest expense	(8,820)	(5,094)		(27,815)	(13,393)
Interest income	(2)	18		(2)	19
Net gains (losses) on sale of assets	(1)	-		31,773	-
Gains (losses) on extinguishment of debt	-	-		(558)	-
TSRE financing extinguishment and employee separation expenses	-	(27,508)		-	(27,508)
Gains (losses) on TSRE merger and property acquisitions	641	64,012		732	64,012
(Income) loss allocated to noncontrolling interests	(140)	(1,621)		(1,972)	(1,629)
Net income (loss) available to common shares	$2,267	$24,015		$31,179	$24,119

(a)	Same store portfolio for the three and nine months ended September 30, 2016 and 2015 includes 26 properties containing 7,757 units.

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

We intend to meet these liquidity requirements primarily through:

•	the use of our cash and cash equivalent balance of $29.2 million as of September 30, 2016;
•	existing and future financing secured directly or indirectly by the apartment properties in our portfolio;
•	cash generated from operating activities;
•	net cash proceeds from property sales implementing our capital recycling strategy and other sales;
•	proceeds from the sale of our common stock; and
•	if required, proceeds from future borrowings and offerings.

As previously disclosed in prior reports, we determined that the strategic long term benefits of the TSRE acquisition justified exceeding our historical leverage limits, defined as having total indebtedness of no more than approximately 65% of the combined initial purchase price of all of the properties in our portfolio.  Also, as previously disclosed, following the completion of the TSRE acquisition, we have instituted a strategy, which we refer to as our capital recycling strategy, seeking to reduce IRT’s leverage ratio over time by using the proceeds from sales of properties which are outside our core geographic footprint in the Southeastern United States or which we believe we have limited potential for further improvements to their operating results to repay a portion of our indebtedness.  We have successfully continued to implement our capital recycling strategy, which began in 2015, to reduce our leverage and reduce our exposure to short term indebtedness, particularly the interim facility:

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

•	In October 2016, we completed the October 2016 offering as described below.

October 2016 Offering

Pursuant to the October 2016 offering, we issued and sold 28,750,000 shares of our common stock which generated total gross proceeds, before deducting the underwriting discount and estimated offering expenses, of $258.8 million.  On October 5, 2016, 25,000,000 of these shares were sold pursuant to the underwritten public offering and on October 21, 2016, 3,750,000 of these shares were sold pursuant to the exercise of the underwriters’ overallotment option.  We used approximately $243.8 million of net proceeds of the October 2016 offering, after deducting underwriting discounts and commissions and estimated offering expenses payable by us, as follows:

•

On October 5, 2016, we used $40.0 million of the net proceeds of the October 2016 offering to prepay in full and terminate our $40.0 million senior secured term loan facility provided for in our $40.0 million senior secured term loan facility.

•

On October 5, 2016, we used approximately $62.2 million of the proceeds from the October 2016 offering to repurchase the RAIT shares from certain of RAIT’s subsidiaries at a purchase price of $8.55 per share.  This price was equal to the price to the public in the October 2016 offering less underwriting discounts or commissions.

•	On October 5, 2016, we used approximately $47.3 million of the net proceeds of the October 2016 offering to pay down the $325.0 million senior secured credit facility.
•

As required by the internalization agreement, we reserved $43.0 million in net proceeds from the October 2016 offering to consummate the second closing contemplated by the internalization agreement to be used to implement the management internalization.

•	On October 11, 2016, we paid down an additional $30.0 million on the $325.0 million senior secured credit facility using proceeds of the October 2016 and cash from the balance sheet.
•	On October 24, 2016, we used $30.0 million of the proceeds from the exercise of underwriters’ overallotment option to pay down the $325.0 million senior secured credit facility.

Cash Flows

As of September 30, 2016 and 2015, we maintained cash and cash equivalents of approximately $29.2 million and $16.9 million, respectively. Our cash and cash equivalents were generated from the following activities (dollars in thousands):

	For the Nine Months Ended September 30,
	2016	2015
Cash flow from operating activities	$33,330	$4,967
Cash flow from investing activities	29,036	(169,605)
Cash flow from financing activities	(71,420)	166,814
Net change in cash and cash equivalents	(9,054)	2,176
Cash and cash equivalents at beginning of period	38,301	14,763
Cash and cash equivalents at end of period	$29,247	$16,939

Our cash inflow from operating activities during the nine months ended September 30, 2016 was related to the ongoing operations of our properties and increased as compared to the nine months ended September 30, 2016 as the number of properties we own has increased. Our cash inflow from operating activities during the nine months ended September 30, 2015 was impacted by $12.5 million of acquisition expenses and $4.3 million of employee separation expenses incurred during the nine-month period ended September 30, 2015 in connection with the TSRE transaction.

Our cash inflow from investing activities during the nine months ended September 30, 2016 is primarily due to the disposition of three properties.  Our cash outflow from investing activities during the nine months ended September 30, 2015 was primarily due to the TSRE transaction and our acquisition of one other property during the nine months ended September 30, 2015.

Our cash outflow from financing activities during the nine months ended September 30, 2016 was primarily due to repayments of mortgage indebtedness and the interim facility with proceeds from the three property dispositions. Our cash inflow from financing activities during the nine months ended September 30, 2015 was primarily due to financing obtained in connection with the TSRE transaction.

As a REIT, we evaluate our dividend coverage based on our cash flow from operating activities, excluding acquisition and integration expenses and changes in other assets and liabilities.  During the nine months ended September 30, 2016, we paid distributions to our common stockholders and noncontrolling interests of $27.1 million and generated cash flow from operating activities excluding acquisition and integration expenses and changes in other assets and liabilities of $31.2 million.

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

As of September 30, 2016, our only interest rate sensitive assets or liabilities related to our principal amount of $888.1 million of outstanding indebtedness, of which $137.3 is floating-rate and $750.8 million is fixed-rate indebtedness, an interest rate cap with a notional amount of $200.0 million and a float-to-fixed interest rate swap with a notional amount of $150.0 million. We monitor interest rate risk routinely and seek to minimize the possibility that a change in interest rates would impact the interest incurred and our cash flows.  To mitigate such risk, we may use interest rate derivative contracts.

As of September 30, 2016, the fair value of our fixed-rate indebtedness was $605.7 million.  The fair value of our fixed rate indebtedness was estimated using a discounted cash flow analysis utilizing rates that we believe a market participant would expect to pay for debt of a similar type and remaining maturity as if the debt were originated on September 30, 2016.  As we expect to remain obligated on our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations.

As of September 30, 2016, our interest rate cap had an insignificant asset fair value. The fair value of our interest rate cap was estimated using a discounted cash flow analysis based on forward interest rate curves and implied volatilities applicable to the individual caplets.  The interest rate cap has been excluded from the table below as its impact to our interest rate risk under the scenarios presented in the table yield are insignificant.

As of September 30, 2016, our interest rate swap had a liability fair value of $0.7 million.  The fair value of our interest swap was estimated using a discounted cash flow analysis based on forward interest rate curves.  The impact of the interest rate swap has been included in the table below.

The following table summarizes our indebtedness, and the impact to interest expense and the change in the net fair value of our indebtedness assuming an instantaneous increase or decrease of 100 basis points in the LIBOR interest rate curve (dollars in thousands).

	Liabilities Subject to Interest Rate Sensitivity (a)	100 Basis Point Increase (b)	100 Basis Point Decrease(b) (c)
Interest expense from variable-rate indebtedness	$287,335	$1,373	$(729)
Fair value of fixed-rate indebtedness	605,746	519,162	596,472

(a)	Unpaid principal balance of variable-rate indebtedness as of September 30, 2016 is shown. Fair value of fixed-rate indebtedness as of September 30, 2016 is shown.
(b)	Assumes LIBOR will not fall below 0%.
(c)	Sensitivities include the impact of our $150.0 million float-to-fixed interest rate swap.

After giving effect to the debt repayments as described in “Liquidity and Capital Resources” above, we have no effective exposure to variable-rate indebtedness.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting or in other factors during the quarter ended September 30, 2016, that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

There have not been any material changes from the risk factors previously disclosed in Item 1A—“Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 other than what is listed below.

Risks Associated With the Management Internalization

We cannot assure you that we will be able to complete the Internalization, which could materially adversely affect our business, financial condition and results of operations.

We cannot assure you that we will be able to close on the management internalization. The management internalization is subject to the satisfaction of closing conditions, including obtaining third party consents. There can be no guarantee that the closing conditions will be satisfied and the transactions consummated. Failure to complete the transactions could materially adversely affect our business, financial condition and results of operations.

Upon the completion of the management internalization, we may not be able to retain all of the current employees who provide services to our Advisor or our executive officers. Our general and administrative expenses after the management internalization could be higher than our current expectations. Any of these foregoing risks could materially adversely affect our business, financial condition and results of operations.

We may not manage the management internalization effectively or realize its anticipated benefits.

We may not manage the management internalization effectively. The management internalization could be a time-consuming and costly process. The internalized company may encounter potential difficulties in the integration process which may result in the inability to successfully internalize corporate management or the property manager in a manner that permits us to achieve the cost savings anticipated to result from the management internalization. Following the management internalization, we expect to be reliant on RAIT for certain services such as information technology, human resources, insurance, investor relations, legal, tax and accounting for a period of time after the closing. If we are unable to internalize or find other providers for these services within a reasonable time period, we may not achieve all of the expected benefits of the management internalization. We also may not be able to retain all of the current properties of the property manager or the employees expected to transfer from RAIT to us upon the management internalization. The failure to manage the internalization effectively, including failure to smoothly transition services or retain employees, could result in the anticipated benefits of the management internalization not being realized in the timeframe currently anticipated or at all.

The management internalization was negotiated between a special committee of our Board of Directors, or the Special Committee, comprised solely of independent directors, and RAIT, which is affiliated with certain of our officers and directors.

The management internalization was negotiated with RAIT, which is affiliated with certain of our directors and officers. As a result, those officers and directors may have different interests than we do as a whole. This potential conflict would not exist in the case of a transaction negotiated with unaffiliated third parties. Moreover, if any of the RAIT-related parties to the transaction agreement breaches any of the representations, warranties or covenants made by it in the transaction agreement, we may choose not to enforce, or to enforce less vigorously, our rights because of our desire to maintain our ongoing relationship with RAIT and the interests of certain of our directors and officers. Moreover, the representations, warranties, covenants and indemnities in the transaction agreement are subject to limitations and qualifiers, which may also limit our ability to enforce any remedy under the agreement.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a) We have previously disclosed four “UPREIT” transactions completed in May 2014, August 2014, November 2014 and December 2014 wherein IROP issued, in the aggregate, 1,282,449 common units, or units, to unaffiliated entities or persons in order to acquire properties. In addition, we have previously disclosed that in September 2015, IROP issued 1,925,419 units, plus cash in lieu of fractional TSR OP units, in a transaction related to the TSRE acquisition. All of such issuances were exempt from registration pursuant to Section 4(a)(2) of the Securities Act. As previously disclosed, these units are subject to exchange agreements containing the terms and conditions under which the units could be exchanged for cash in an amount equal to the value of an equivalent number of shares of our common stock as of the date IROP receives the holder’s notice of its desire to exchange the units for cash or, at IROP’s option, for the equivalent number of shares of our common stock. During the nine months ended September 30, 2016, IROP exchanged 239,923 units for 239,921 shares of our common stock (with fractional units being settled in cash). As a result of these exchanges, at September 30, 2016, there remained outstanding 2,915,008 units held by unaffiliated third parties.  The issuance of the shares of our common stock in these exchanges was exempt from registration pursuant to Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D; all of the persons receiving such shares were accredited investors.

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

Independence Realty Trust, Inc.

Date: November 4, 2016	By:	/s/ Scott f. Schaeffer
Scott F. Schaeffer
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: November 4, 2016	By:	/s/ James J. Sebra
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

10.5

Securities and Asset Purchase Agreement by and among RAIT Financial Trust, Jupiter Communities, LLC, RAIT TRS, LLC, the RAIT selling stockholders named therein, IRT and IROP dated as of September 27, 2016 incorporated by reference to Exhibit 10.1 to IRT’s Current Report on Form 8-K filed on September 27, 2016.

12.1	Statements regarding computation of ratios as of September 30, 2016, filed herewith.

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

101

XBRL (eXtensible Business Reporting Language). The following materials, formatted in XBRL: (i) Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015, (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2016 and 2015, (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015, (iv) Consolidated Statements of Changes in Equity for the nine months ended September 30, 2016 and 2015 and (v) notes to the consolidated financial statements as of September 30, 2016.