Form 10-K
period 2016-12-31
INDEPENDENCE REALTY TRUST, INC
filed 2017-03-03
CIK 1466085

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                      to                     .

Commission file number 001-36041

INDEPENDENCE REALTY TRUST, INC.

(Exact name of registrant as specified in its charter)

Maryland	26-4567130
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Two Logan Square, 100 N. 18th Street, 23rd Floor, Philadelphia, PA	19103
(Address of principal executive offices)	(Zip Code)

(215) 207-2100

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of each class	Name of each exchange on which registered
Common Stock	NYSE MKT

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the shares of common stock of the registrant held by non-affiliates of the registrant, based upon the closing price of such shares on June 30, 2016 of $8.18, was approximately $326,001,833.17.

As of February 28, 2017 there were 69,035,969 outstanding shares of the registrant’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for registrant’s 2017 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

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

Words such as “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes” and words and terms of similar substance used in connection with any discussion of future operating or financial performance identify forward-looking statements. As used herein, the terms “we,” “our” “us” and “IRT” refer to Independence Realty Trust, Inc. and, as required by context, Independence Realty Operating Partnership, LP, which we refer to as IROP, and their subsidiaries.

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

Our Company

We are a Maryland corporation that owns apartment properties in geographic non-gateway markets that we believe support strong occupancy and have the potential for growth in rental rates. We seek to provide stockholders with attractive risk-adjusted returns, with an emphasis on distributions and capital appreciation. We became an internally-managed real estate investment trust, or REIT, in December 2016 as a result of completing the management internalization transactions, or the management internalization, described below under “Management Internalization.”  Prior to completing the management internalization, we were externally advised by a wholly-owned subsidiary of RAIT Financial Trust, or RAIT (NYSE: RAS).  We elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, or the Code, commencing with our taxable year ended December 31, 2011.

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

Our Business Objective and Investment Strategies

Our primary business objective is to maximize stockholder value by increasing cash flows at our existing apartment properties and acquiring additional properties that have strong and stable occupancies with the ability to raise rental rates or that have the potential for repositioning through capital expenditures or tailored management strategies. We intend to achieve this objective by executing the following strategies:

•

Focus on properties in markets that have strong apartment demand, reduced competition from national apartment buyers and no substantial new apartment construction. In evaluating potential acquisitions, we analyze apartment occupancy and trends in rental rates, employment and new construction, among many other factors, and seek to identify properties located primarily in non-gateway markets where there is strong demand for apartment units, little to no apartment development, stable resident bases and occupancy rates, positive net migration trends and strong employment drivers. We generally seek to avoid markets where we believe potential yields have decreased as a result of the acquisition and development efforts of large institutional buyers.

•

Acquire properties that have operating upside through targeted management strategies. We have expertise in acquiring and/or managing properties and maximizing the net operating income, or NOI, of such properties through more effective marketing and leasing, better management of rental rates and more efficient expense management. We will seek to acquire properties that we believe possess significant prospects for increased occupancy and rental revenue growth. Our target profile for acquisitions currently is midrise/garden-style apartments containing 150-500 units with good amenities that we can acquire at less than replacement cost in the $15 million to $50 million price range with a five to fifteen year operating track record. We do not intend to limit ourselves to properties in this target profile, however, and may make acquisitions outside of this profile or change our target profile whenever market conditions warrant.

•

Selectively use our capital to improve apartment properties where we believe the return on such investments is accretive to our stockholders. We have significant experience allocating capital to value-added improvements of apartment properties to produce better occupancy and rental rates. We will selectively deploy our capital into revenue-enhancing capital projects that we believe will improve the physical plant or market positioning of particular apartment properties and generate increased income over time.

•

Use our extensive experience owning and/or managing apartment properties, and our networks of contacts in the apartment industry, to acquire additional apartment properties. We manage approximately 15,000 apartment units in 17 states (including those owned by us). We believe these factors and our management’s real estate relationships and access to off-market transactions, including relationships with the brokerage community, will continue to provide us with a strong pipeline of acquisition opportunities.

2016 Developments

Management Internalization Transaction

On September 27, 2016, we entered into an agreement, or the internalization agreement, with RAIT to complete the management internalization and separation from RAIT and its affiliates and to repurchase 7,269,719 shares of our common stock, or our common stock, from RAIT subsidiaries, representing all of the shares of our common stock owned by RAIT.

On October 5, 2016, we paid approximately $62.2 million to RAIT to repurchase, or the IRT stock repurchase, and retire RAIT’s shares of our common stock at a purchase price of $8.55 per share.  This price was equal to the price to the public in our common stock offering described below less underwriting discounts or commissions.

On December 20, 2016, we completed the management internalization. The management internalization consisted of two parts: (i) the acquisition of our external advisor, which was a subsidiary of RAIT, and (ii) the acquisition of substantially all of its assets and the assumption of certain liabilities relating to the multifamily property management business of RAIT, including property management contracts relating to apartment properties owned by us, RAIT and third parties. The purchase price we paid RAIT for the Internalization was $43.0 million, subject to certain prorations at closing.  After the management internalization, we terminated our advisory agreement with the external advisor we had acquired.

Upon closing of the management internalization, each of Scott F. Schaeffer, our chairman of the board and chief executive officer, Farrell Ender, our president, and James J. Sebra, our chief financial officer and treasurer, entered into employment agreements with us. Messrs. Schaeffer and Ender became our employees upon closing.  Mr. Schaeffer resigned as RAIT’s chairman of the board and chief executive officer and Mr. Ender ceased to be employed by RAIT effective upon the closing of the management internalization.  Mr. Sebra remains the chief financial officer and treasurer of RAIT until the later to occur of March 31, 2017 or the filing of RAIT’s Form 10-K for the fiscal year ending December 31, 2016 with the U.S. Securities and Exchange Commission. Upon closing of the management internalization, we hired substantially all of the employees of the multifamily property management business from RAIT we had acquired and other RAIT personnel who had focused primarily on our business.  We expect to continue to provide property management services to RAIT properties that were managed by RAIT’s multifamily property management business.  We do not expect to otherwise expand our multifamily property management business to third parties.

At the closing of the management internalization, we and RAIT entered into a shared services agreement, or the shared services agreement, pursuant to which we and RAIT will provide each other certain transitional services such as information technology, human resources, insurance, investor relations, legal, tax and accounting for a six-month transition period after the closing ending June 20, 2017.

We believe the management internalization and IRT stock repurchase is and will be transformative for IRT.

By acquiring our external advisor:

•	We eliminated all asset management fees payable to the external advisor;

•

We eliminated the advisory agreement termination fee, which equaled 4 times the average annual base management and incentive fees earned by the external advisor during the eight full calendar quarters preceding the termination date;

•	We removed the possibility of increased asset management fees payable to the external advisor that might result if we raised additional equity;

•	We established a newly independent IRT management team; and

•	We believe the management internalization will assist us in attracting new institutional investors, diversifying our stockholder base and improving our ability to raise capital.

By acquiring RAIT’s multifamily property management business:

•	We eliminated the related property management fees;

•	We plan to realize the potential for cost savings through the capture of economies of scale; and

•	We retained employees with knowledge of and experience with managing our properties

As a result of the IRT stock repurchase:

•	We believe we enhanced the float and liquidity of our common stock; and

•	We removed the potential adverse market effect on the trading of our common stock of possible sales by RAIT of its some or all of its substantial holdings of our common stock.

As a result of the management internalization we expect to save approximately $2.5 million per year on general and administrative expenses after the shared services period ends while eliminating the increased management cost related to growth under the external management contract structure.

2016 Common Stock Offering

On October 5, 2016, we closed an underwritten public offering, or the 2016 common stock offering, of 25,000,000 shares of our common stock at a public offering price of $9.00 per share for total net proceeds of approximately $213.4 million.  On October 21, 2016, we closed on the underwriters’ option to purchase 3,750,000 additional shares of our common stock at the public offering price, less underwriting discounts and commissions netting us an additional $32.1 million of proceeds.  In the aggregate, we received approximately $245.5 million of net proceeds from the 2016 common stock offering. We used the net proceeds from the 2016 common stock offering plus available cash as follows:  $40.0 million was used to repay our $40.0 million senior secured term loan facility; $43.0 million was reserved for, and ultimately paid to, RAIT at the closing of the management internalization; $62.2 million was used for the IRT stock repurchase; and $107.3 million was used to repay outstanding borrowings under our $325.0 million senior secured credit facility.

Financing Strategy

We intend to use prudent amounts of leverage in making our investments.  As previously disclosed, we determined that the strategic long term benefits of our acquisition of Trade Street Residential, Inc., or TSRE, in September 2015 justified exceeding our historical leverage limits, defined as having total indebtedness of no more than approximately 65% of the combined initial purchase price of all of the properties in our portfolio.  Also, as previously disclosed, following the completion of our acquisition of TSRE, or the TSRE acquisition, we instituted a strategy, which we refer to as our capital recycling strategy, seeking to reduce IRT’s leverage ratio over time by using the proceeds from sales of properties which are outside our core geographic footprint in the Southeastern United States or which we believe we have limited potential for further improvements to their operating results to repay a portion of our indebtedness.  We have successfully continued to implement our capital recycling strategy to reduce our leverage and reduce our exposure to short term indebtedness. During 2016, our leverage as measured by the ratio of our debt to gross assets decreased from 64% to 54.3%. We continue to review and reposition our financing structures seeking to enhance our flexibility and liquidity while continuing to reduce our leverage.  For 2017, we expect one focus of our capital recycling strategy to be to match sales of our properties we classify as “C” properties with acquisitions we classify as “B” properties using the proceeds of sales of the “C” properties.  We classify our properties based on industry standards.  Our goal in having this focus for our capital recycling strategy in 2017 is to increase the amount of “B” properties in, and remove the “C” properties from, our portfolio without increasing our leverage or requiring additional issuances of our equity.

  For further description of our indebtedness at December 31, 2016, see “Part II-Item 8. Financial Statements and Supplementary Data-Note 5: Indebtedness” below, or the financial statements indebtedness note.

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

Development and Structure of Our Company

We were formed as a Maryland corporation on March 26, 2009. RAIT acquired beneficial ownership of 100% of our outstanding common stock on January 20, 2011 for approximately $2.5 million and we commenced operations on April 29, 2011 upon our acquisition of six properties from RAIT. Since our formation, we have sold 55,198,300 shares of our common stock in six underwritten public offerings raising $497.2 million of gross proceeds. While RAIT has bought shares in several of these offerings, RAIT’s ownership percentage was reduced after each offering.  On October 5, 2016, we repurchased and retired all 7,269,719 shares of our common stock owned by RAIT.

We conduct our business through a traditional umbrella partnership REIT, or UPREIT, structure in which our properties are owned by our operating partnership, IROP, directly or through subsidiaries. We are the sole general partner of IROP. IROP was formed as a Delaware limited partnership on March 27, 2009. Substantially all of our assets are held by, and substantially all of our operations are conducted through, our operating partnership. As the sole general partner of our operating partnership, we have the exclusive power under the partnership agreement to manage and conduct its business. Since IROP’s formation, IROP has issued 3,207,868 IROP units to unaffiliated third parties as part of the consideration to acquire 23 properties in five transactions, including 1,925,419 IROP units issued in connection with the TSRE acquisition. These IROP units are exchangeable for the equivalent number of shares of common stock or the equivalent value in cash, at our option, in defined circumstances. From IROP’s formation through December 31, 2016, 298,919 IROP units held by unaffiliated third parties have been exchanged for 298,913 shares of our common stock with fractional units being settled in cash.  From January 1, 2017 through March 1, 2017, 39,899 of IROP units held by unaffiliated third parties were exchanged for 39,899 shares of our common stock. As of December 31, 2016, 2,908,949 IROP units held by unaffiliated third parties were outstanding.  As of March 1, 2017, 2,869,050 IROP units held by unaffiliated third parties were outstanding.  We refer to these transactions as UPREIT transactions. Limited partners have certain limited approval and voting rights.

As described above under “Management Internalization,” we became internally managed as of December 20, 2016.  Prior to that, we were externally advised by our advisor, a RAIT subsidiary, pursuant to an advisory agreement and subject to the oversight of our board of directors. As described above, we acquired our advisor from RAIT as a result of the management internalization and terminated the advisory agreement.  Our advisor was formed on March 26, 2009 and, prior to the management internalization, was responsible for managing our day-to-day business operations and identifying properties for us to acquire. We did not have any employees until the management internalization closed.  See “Employees” below.  Items of compensation and expense reimbursement we paid to our advisor prior to the management internalization are outlined below in Item 8-“Financial Statements and Supplementary Data—Note 9. Related Party Transactions and Arrangements.”

As described above under “Management Internalization,” we acquired the multifamily property management business of RAIT on December 20, 2016 in connection with the management internalization.  We now operate that business in our wholly owned subsidiary, IRT Management, LLC, or IRT property manager, formed October 26, 2016. Prior to that, RAIT Residential, a RAIT subsidiary, was our property manager.  In the management internalization, RAIT Residential transferred substantially all of its assets and certain of its liabilities to us and we hired substantially all of its employees.  IRT property manager is a full-service apartment property management company that, as of December 31, 2016, employs approximately 400 staff and professionals and manages approximately 15,000 apartment units, including 12,982 units owned by us. IRT property manager provides services to us in connection with the rental, leasing, operation and management of our properties.

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

Employees

As of March 1, 2017, we had 395 employees and believe our relationships with our employees to be good. None of our employees are covered by a collective bargaining agreement.

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

Income Taxes

We have elected to be taxed as a REIT beginning with the taxable year ended December 31, 2011. Accordingly, we recorded no income tax expense for the years ended December 31, 2016, 2015, 2014 and 2013.

To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our ordinary taxable income to stockholders. As a REIT, we generally are not subject to federal income tax on taxable income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income taxes on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and core funds from operations, or core FFO; however, we believe that we are organized and operate in such a manner as to qualify and maintain treatment as a REIT and intend to operate in such a manner so that we will remain qualified as a REIT for federal income tax purposes.   For a discussion of the tax implications of our REIT status to us and our stockholders, see “Material U.S. Federal Income Tax Considerations” contained in Exhibit 99.1 to this Annual Report on Form 10-K.

The table below reconciles the differences between reported net income (loss), total taxable income and estimated REIT taxable income for the three years ended December 31, 2016 (dollars in thousands):

	For the Years Ended December 31
	2016	2015	2014
Net Income	$(9,555)	$30,156	$2,944
Add (deduct):
Depreciation and amortization differences	(3,063)	334	489
Gain/loss differences	4,680	(3,175)	(2,882)
Gain recognized on TSRE Acquisition	(621)	(64,604)	-
IRT Internalization Expense	44,976	-	-
Other book to tax differences:
Capitalized acquisition costs	-	20,973	1,740
Share-based compensation expense	1,001	495	126
Other	(1,382)	6	3
Total taxable income (loss)	$36,036	$(15,815)	$2,420
Deductible capital gain distribution	(34,783)	(4,376)	-
Taxable (income)/loss allocable to noncontrolling interest	(1,253)	1,010	(16)
Estimated REIT taxable income (loss) before dividends paid deduction	$-	$(19,181)	$2,404

 For the year ended December 31, 2016, the tax classification of our dividends on common shares was as follows:

Record Date	Payment Date	Dividend Paid	Ordinary Income	Qualified Dividend	Total Capital Gain Distribution	Unrecaptured Section 1250 Gain	Return of Capital
1/29/2016	2/16/2016	$0.0600	$0.0042	$-	$0.0558	$0.0198	$-
2/29/2016	3/15/2016	0.0600	0.0042	-	0.0558	0.0198	-
3/31/2016	4/15/2016	0.0600	0.0042	-	0.0558	0.0198	-
4/29/2016	5/16/2016	0.0600	0.0042	-	0.0558	0.0198	-
5/31/2016	6/15/2016	0.0600	0.0042	-	0.0558	0.0198	-
6/30/2016	7/15/2016	0.0600	0.0042	-	0.0558	0.0198	-
7/29/2016	8/15/2016	0.0600	0.0042	-	0.0558	0.0198	-
8/31/2016	9/15/2016	0.0600	0.0042	-	0.0558	0.0198	-
9/30/2016	10/17/2016	0.0600	0.0042	-	0.0558	0.0198	-
10/31/2016	11/15/2016	0.0600	0.0042	-	0.0558	0.0198	-
11/30/2016	12/15/2016	0.0600	0.0042	-	0.0558	0.0198	-
12/30/2016	01/17/2017	0.0600	0.0042	-	0.0558	0.0198	-
		$0.7200	$0.0504	$-	$0.6696	$0.2376	$-

For the year ended December 31, 2015, the estimate REIT taxable loss before dividends paid deduction is primarily attributable to prepayment penalties incurred on the mortgage debt that was assumed as part of, and paid off upon closing of, the TSRE acquisition.

For the year ended December 31, 2015, the tax classification of our dividends on common shares was as follows:

Record Date	Payment Date	Dividend Paid	Ordinary Income	Qualified Dividend	Total Capital Gain Distribution	Unrecaptured Section 1250 Gain	Return of Capital
1/30/2015	2/17/2015	$0.0600	$-	$-	$0.0101	$0.0101	$0.0499
2/27/2015	3/16/2015	0.0600	-	-	0.0101	0.0101	0.0499
3/31/2015	4/15/2015	0.0600	-	-	0.0101	0.0101	0.0499
4/30/2015	5/15/2015	0.0600	-	-	0.0101	0.0101	0.0499
5/29/2015	6/15/2015	0.0600	-	-	0.0101	0.0101	0.0499
6/30/2015	7/15/2015	0.0600	-	-	0.0101	0.0101	0.0499
7/31/2015	8/17/2015	0.0600	-	-	0.0101	0.0101	0.0499
8/29/2015	9/15/2015	0.0600	-	-	0.0101	0.0101	0.0499
9/15/2015	10/15/2015	0.0340	-	-	0.0057	0.0057	0.0283
9/30/2015	10/15/2015	0.0260	-	-	0.0044	0.0044	0.0216
10/30/2015	11/16/2015	0.0600	-	-	0.0101	0.0101	0.0499
11/30/2015	12/15/2015	0.0600	-	-	0.0101	0.0101	0.0499
12/31/2015	01/15/2016	0.0600	-	-	0.0101	0.0101	0.0499
		$0.7200	$-	$-	$0.1212	$0.1212	$0.5988

Financial Information About Industry Segments

Our current business consists of owning, managing, operating, leasing, acquiring, developing, investing in, and disposing of real estate assets. We internally evaluate all of our real estate assets as one industry segment, and, accordingly, we do not report segment information.

Available Information

We file annual, quarterly and current reports, proxy statements and other information with the SEC. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The internet address of the SEC site is http://www.sec.gov. Our internet address is http:// www.irtliving.com. We make our SEC filings available free of charge on or through our internet website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. We are not incorporating by reference in this report any material from our website.

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

Risks Related to Our Business and Operations

  Our portfolio of properties consists primarily of apartment communities concentrated in certain markets, and any adverse developments in local economic conditions or in the demand for apartment units in these markets may cause our operating results to decline.

Our portfolio of properties consists primarily of apartment communities geographically concentrated in the Southeastern United States, including Louisville, Kentucky, Memphis, Tennessee, Atlanta, Georgia, Raleigh, North Carolina, Oklahoma City, Oklahoma and Dallas, Texas. As such, we are susceptible to local economic conditions and the supply of and demand for apartment units in these markets. If there is a downturn in the local economy or an oversupply of or decrease in demand for apartment units in these markets, our business could be harmed to a greater extent than if we owned a real estate portfolio that was more diversified in terms of both geography and industry focus.

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

Our operating results may be affected by market and economic challenges, which may reduce or eliminate our returns and profitability and, as a result, our ability to make distributions to our stockholders. These market and economic challenges include, principally, the following:

•

adverse conditions in the real estate industry could harm our business and financial condition by reducing the value of our existing assets, limiting our access to debt and equity capital and otherwise negatively impacting our operations;

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

We may fail to consummate some or all potential property dispositions we disclose individually or in the aggregate, whether as part of our capital recycling strategy or otherwise, which could have a material adverse impact on our liquidity and leverage.

We have continued a capital recycling strategy that contemplates selling properties and may disclose other potential property dispositions, whether individually or in the aggregate, at any time and from time to time. We may disclose our plans to sell one or more properties prior to offering such properties for sale, identifying or negotiating with potential buyers, entering into letters of intent or if entering into a purchase and sale agreement at any time and from time to time. These letters of intent are generally non-binding. If we enter into a legally binding purchase and sale agreement to dispose of a property, any disposition may be subject to the satisfaction of various closing conditions, and there can be no assurance that these conditions will be satisfied or that the disposition will close on the terms described, or at all. If we fail to consummate these dispositions, we will not have the use of the proceeds of the dispositions and may not be able to carry out our intended plans for such proceeds or may have to obtain liquidity from alternative sources on less favorable terms.  To the extent we intend to use proceeds of property sales to purchase new properties or to reduce our leverage by repaying our indebtedness, any such failure may cause us not to have the liquidity necessary to purchase such new properties or repay our indebtedness in accordance with its terms or we may be required to obtain such liquidity from such alternative sources. As a result, failure to consummate one or more of pending property dispositions we may disclose could have a material adverse impact on our liquidity and affect our ability to purchase new properties or may result in our obtaining alternative financing which may increase our leverage which could adversely affect our financial condition, results of operations and the market price of our common stock.

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

Our ability to achieve our investment objectives and to make distributions to our stockholders depends upon our ability to locate, obtain financing for and consummate the acquisition of apartment properties that meet our investment criteria. The current market for apartment properties that meet our investment criteria is highly competitive. We cannot be sure that we will be successful in obtaining suitable investments on financially attractive terms or at all.

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

If we lose or are unable to retain or obtain key personnel, our ability to implement our investment strategies could be hindered, which could reduce our ability to make distributions and adversely affect the trading price of our common stock.

Our success depends to a significant degree upon the contributions of certain of our officers and other key personnel.  If any of our key personnel were to terminate their employment with us, our operating results could suffer. Further, we do have not and do not intend to maintain key person life insurance that would provide us with proceeds in the event of death or disability of any of our key personnel. We believe our future success depends upon our ability to hire and retain highly skilled managerial, operational and marketing personnel. Competition for such personnel is intense, and we cannot assure you that we will be successful in attracting and retaining such skilled personnel. If we lose or are unable to obtain the services of key personnel, our ability to implement our investment strategies could be delayed or hindered, and the trading price of our common stock may be adversely affected.

We may not manage the management internalization effectively or realize its anticipated benefits.

We internalized our management and separated from RAIT in a series of transactions completed on December 20, 2016 which included acquiring all of the shares of our common stock held by RAIT, acquiring our external advisor from RAIT and terminating the advisory agreement and acquiring the assets of RAIT’s apartment property manager from RAIT.  We may not manage the management internalization effectively. The management internalization could be a time-consuming and costly process. The internalized company may encounter potential difficulties in the integration process which may result in the inability to successfully internalize corporate management or the property manager in a manner that permits us to achieve the cost savings anticipated to result from the management internalization. Following the management internalization, we expect to be reliant on RAIT for certain services such as information technology, human resources, insurance, investor relations, legal, tax and accounting for a period of time after the closing. If we are unable to internalize or find other providers for these services within a reasonable time period, we may not achieve all of the expected benefits of the management internalization. We may not be able to retain all of the current employees who provided services to our former external advisor who transferred from RAIT to us upon the management internalization or our executive officers.  We also may not be able to retain all of the current properties of the property manager or the employees who transferred from RAIT to us upon the management internalization. Our general and administrative expenses after the management internalization could be higher than our current expectations. The failure to manage the internalization effectively, including failure to smoothly transition services or retain employees, could result in the anticipated benefits of the management internalization not being realized in the timeframe currently anticipated or at all. Any of these foregoing risks could materially adversely affect our business, financial condition and results of operations.

The management internalization was negotiated between a special committee of RAIT’s board of trustees comprised solely of independent trustees, or the RAIT special committee, and a special committee of the IRT board of directors comprised solely of independent directors, or the IRT special committee, to address potential conflicts of interest among executive officers shared by RAIT and IRT.

The management internalization was negotiated by the RAIT special committee on behalf of RAIT with the IRT special committee on behalf of IRT in order for RAIT and IRT to address potential conflicts of interest among executive officers shared by RAIT and IRT, including the following: (i) Mr. Schaeffer’s service as CEO of both RAIT and IRT and as chairman of the board of the board of trustees and as chairman of the IRT board of directors; and (ii) Mr. Sebra’s service as CFO and treasurer of both RAIT and IRT. As a result, the affiliated officers may have had different interests than we do with respect to the management internalization and the future conduct of the businesses of the companies. While the IRT special committee was responsible for negotiating on behalf of IRT to address potential conflicts of interest related to the management internalization, including those of the affiliated officers, these potential conflicts would not exist in the case of a transaction negotiated with unaffiliated third parties.

The representations, warranties, covenants and indemnities in the IRT internalization agreement and related agreements are subject to limitations and qualifiers, which may limit our ability to enforce any remedy under these agreements.

The representations, warranties, covenants and indemnities in the IRT internalization agreement, the related shared services agreement and other agreements related to the IRT management internalization are subject to limitations and qualifiers, which may limit our ability to enforce any remedy under these agreements.  These include, without limitation, limitations on liability and materiality qualifiers on certain representations and covenants.

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

Fannie Mae and Freddie Mac are a major source of financing for the multifamily residential real estate sector. Many multifamily companies depend heavily on Fannie Mae and Freddie Mac to finance growth by purchasing or guarantying apartment loans and to refinance outstanding indebtedness as it matures. In August 2012, the U.S. Treasury modified its investment in Fannie Mae and Freddie Mac to accelerate the reduction of Fannie Mae’s and Freddie Mac’s investment portfolio and to require a sweep of all quarterly profits generated by Fannie Mae and Freddie Mac.

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

As of December 31, 2016, the average age of our apartment communities was approximately 10 years, after adjusting for significant renovations. While the majority of our properties are newly-constructed or have undergone substantial renovations since they were constructed, older properties may carry certain risks including unanticipated repair costs associated with older properties, increased maintenance costs as older properties continue to age, and cost overruns due to the need for special materials and/or fixtures specific to older properties. Although we take a proactive approach to property preservation, utilizing a preventative maintenance plan, and selective improvements that mitigate the cost impact of maintaining exterior building features and aging building components, if we are not able to cost-effectively maximize the life of our properties, we may incur greater than anticipated capital expenditure costs which may adversely affect our ability to make distributions to our stockholders.

Our growth will depend upon future acquisitions of multifamily apartment communities, and we may be unable to complete acquisitions on advantageous terms or acquisitions may not perform as we expect.

Our growth will depend upon future acquisitions of multifamily apartment communities, which entails various risks, including risks that our investments may not perform as we expect. Further, we will face competition for attractive investment opportunities from other real estate investors, including local real estate investors and developers, as well as other multifamily REITs, income-oriented non-traded REITs, and private real estate fund managers, and these competitors may have greater financial resources than us and a greater ability to borrow funds to acquire properties. This competition may increase as investments in real estate become increasingly attractive relative to other forms of investment. As a result of competition, we may be unable to acquire additional properties as we desire or the purchase price may be significantly elevated. In addition, our acquisition activities pose the following risks to our ongoing operations:

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

The properties or businesses that we have acquired or may acquire may be subject to unknown or contingent liabilities for which we have limited or no recourse against the sellers. Unknown liabilities might include liabilities for, among other things, cleanup or remediation of undisclosed environmental conditions, liabilities under the Employee Retirement Income Security Act of 1974, as amended, or ERISA, claims of residents, vendors or other persons dealing with the entities prior to the acquisition of such property, tax liabilities, and accrued but unpaid liabilities whether incurred in the ordinary course of business or otherwise. Because many liabilities, including tax liabilities, may not be identified within the applicable contractual indemnification period, we may have no recourse against any of the owners from whom we acquired such properties for these liabilities. The existence of such liabilities could significantly adversely affect the value of the property subject to such liability. As a result, if a liability was asserted against us based on ownership of any of such properties, then we might have to pay substantial sums to settle it, which could adversely affect our cash flows.

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

The apartment industry is highly competitive. This competition may limit our ability to increase revenue and could reduce occupancy levels and revenues at our apartment properties. We compete with many other entities engaged in real estate investment activities, including individuals, corporations, bank and insurance company investment accounts, other REITs, real estate limited partnerships, and other entities engaged in real estate investment activities. Many of these entities have significant financial and other resources, including operating experience, allowing them to compete effectively with us. Competitors with substantially greater financial resources than us may be able to accept more risk than we can effectively manage. In addition, those competitors that are not REITs may be at an advantage to the extent they can use working capital to finance projects, while we (and our competitors that are REITs) will be required by the annual distribution provisions under the Code to distribute significant amounts of cash from operations to our stockholders. Competition may also result in overbuilding of apartment properties, causing an increase in the number of apartment units available which could potentially decrease our occupancy and apartment rental rates. We may also be required to expend substantial sums to attract new residents. The resale value of the property could be diminished because the market value of a particular property will depend principally upon the net revenues generated by the property. In addition, increases in operating costs due to inflation may not be offset by increased apartment rental rates. Further, costs associated with real estate investment, such as real estate taxes and maintenance costs, generally are not reduced when circumstances cause a reduction in income from the investment. These events would cause a significant decrease in revenues and the trading price of our common stock, and could cause us to reduce the amount of distributions to our stockholders.

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

The residential real estate market may experience substantial influxes of capital from investors. A substantial flow of capital, combined with significant competition for real estate, may result in inflated purchase prices for such assets. To the extent we purchase real estate in such an environment, we are subject to the risk that, if the real estate market subsequently ceases to attract the same level of capital investment, or if the number of investors seeking to acquire such assets decreases, our returns will be lower and the value of our assets may not appreciate or may decrease significantly below the amount we paid for such assets.   In addition, if interest rates applicable to financing apartment properties rise, that may negatively affect the values of our properties in any period when capitalization rates for our properties, an important valuation metric, do not make corresponding adjustments.

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

Increasing real estate taxes, utilities and insurance costs may negatively impact operating results.

As a result of our substantial real estate holdings, the cost of real estate taxes, utilities, and insuring our apartment communities is a significant component of expense. Real estate taxes, utilities costs and insurance premiums are subject to significant increases and fluctuations, which can be widely outside of our control. A number of our markets have multi-year real estate tax reassessments coming up in 2017 and tax increases may result from such reassessments.  If the costs associated with real estate taxes, utilities and insurance should rise, without being offset by a corresponding increase in rental rates, our results of operations could be negatively impacted, and our ability to pay our dividends and distributions and senior debt could be affected.

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

Lawsuits or other legal proceedings could result in substantial costs.

We are subject to various lawsuits and other legal proceedings and claims that arise in the ordinary course of our business operations.  The defense or settlement of any lawsuit or claim may adversely affect our business, financial condition, or results of operations or result in increased insurance premiums.

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

We may acquire multiple properties in a single transaction. Such portfolio acquisitions are more complex and expensive than single-property acquisitions, and the risk that a multiple-property acquisition does not close may be greater than in a single-property acquisition. Portfolio acquisitions may also result in us owning investments in geographically dispersed markets, placing additional demands on our ability to manage the properties in the portfolio. In addition, a seller may require that a group of properties be purchased as a package even though we may not want to purchase one or more properties in the portfolio. In these situations, if we are unable to identify another person or entity to acquire the unwanted properties, we may be required to operate, or attempt to dispose of, these properties. To acquire multiple properties in a single transaction, we may be required to accumulate a large amount of cash. We expect the returns that we can earn on such cash to be less than the ultimate returns on real property, and therefore, accumulating such cash could reduce the funds available for distributions. Any of the foregoing events may have an adverse effect on our operations.

If we sell properties by providing financing to purchasers, we will bear the risk of default by the purchaser.

If we decide to sell any of our properties, we intend to use commercially reasonable efforts to sell them for cash. However, in some instances, we may sell our properties by providing financing to purchasers. If we provide financing to purchasers, we will bear the risk of default by the purchaser which would reduce the value of our assets, impair our ability to make distributions to our stockholders and reduce the price of our common stock.

Our revenue and net income may vary significantly from one period to another due to investments in value-add properties and portfolio acquisitions, which could increase the variability of our cash distributions.

We may make investments in properties that have existing cash flow which are in various phases of development, redevelopment or repositioning and where we believe that, through limited capital expenditures, we can achieve enhanced returns (which we refer to as value-add properties), which may cause our revenues and net income to fluctuate significantly from one period to another. Projects do not produce revenue while in development or redevelopment. We have identified a number of properties in our portfolio as value-add properties and intend to make capital expenditures on such properties. During any period when the number of our projects in development or redevelopment or those with significant capital requirements increases without a corresponding increase in stable revenue-producing properties, our revenues and net income will likely decrease, and we could have losses. Moreover, value-add properties subject us to the risks of higher than expected construction costs, failure to complete projects on a timely basis, failure of the properties to perform at expected levels upon completion of development or redevelopment, and increased borrowings necessary to fund higher than expected construction or other costs related to the project. The occurrence of one or more of these risks could decrease our core FFO.

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

In financing our property acquisitions, we may seek to obtain secured nonrecourse loans. However, only recourse financing may be available, in which event, in addition to the property securing the loan, the lender would have the ability to look to our other assets for satisfaction of the debt if the proceeds from the sale or other disposition of the property securing the loan are insufficient to fully repay it. Also, in order to facilitate the sale of a property, we may allow the buyer to purchase the property subject to an existing loan whereby we remain responsible for certain liabilities associated with the debt.

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

We may be subject to risks related to interest rate fluctuations if any of our debt is subject to a floating interest rate. At December 31, 2016, we had $750.2 million of outstanding indebtedness, $150.0 million of which was floating-rate indebtedness. On June 24, 2016, we entered into an interest rate swap contract with a notional value of $150.0 million, a strike rate of 1.145% based on 1-month LIBOR and a maturity date of June 17, 2021 to hedge our interest rate exposure on floating rate indebtedness. To the extent that we use derivative financial instruments to hedge our exposure to floating interest rate debt, we may be exposed to credit, basis and legal enforceability risks. Derivative financial instruments may include interest rate swap contracts, interest rate cap or floor contracts, futures or forward contracts, options or repurchase agreements. In this context, credit risk is the failure of the counterparty to perform under the terms of the derivative contract. If the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us. Basis risk occurs when the index upon which the contract is based is more or less variable than the index upon which the hedged asset or liability is based, thereby making the hedge less effective. Finally, legal enforceability risks encompass general contractual risks, including the risk that the counterparty will breach the terms of, or fail to perform its obligations under, the derivative contract. Moreover, hedging strategies involve transaction and other costs. If we are unable to manage these risks and costs effectively, our results of operations, financial condition and ability to make distributions to you will be adversely affected.

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

Certain of our outstanding debt contains, and we may in the future acquire or finance properties with debt containing, limited or no principal amortization, which would require that the principal be repaid at the maturity of the loan in a so-called “balloon payment.” As of December 31, 2016, the financing arrangements of our outstanding indebtedness could require us to make lump-sum or “balloon” payments of approximately $708.5 million at maturity dates that range from 2018 to 2026. At the maturity of these loans, assuming we do not have sufficient funds to repay the debt, we will need to refinance the debt. If the credit environment is constrained at the time of our debt maturities, we would have a very difficult time refinancing debt. In addition, for certain loans, we locked in our fixed-rate debt at a point in time when we were able to obtain favorable interest rate, principal payments and other terms. When we refinance our debt, prevailing interest rates and other factors may result in us paying a greater amount of debt service, which will adversely affect our cash flow, and, consequently, our core FFO and distributions to our stockholders. If we are unable to refinance our debt on acceptable terms, we may be forced to choose from a number of unfavorable options, including agreeing to otherwise unfavorable financing terms on one or more of our unencumbered assets, selling one or more properties at disadvantageous terms, including unattractive prices, or defaulting on the mortgage and permitting the lender to foreclose. Any one of these options could have a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our stockholders.

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

Compliance with new or more stringent laws or regulations or stricter interpretation of existing laws may require material expenditures by us. We cannot assure you that future laws, ordinances or regulations will not impose any material environmental liability, or that the current environmental condition of our properties will not be affected by the operations of residents, existing conditions of the land, operations in the vicinity of the properties, or the activities of unrelated third parties. In addition, there are various local, state and federal fire, health, life-safety and similar regulations that we may be required to comply with. Failure to comply with applicable laws and regulations could result in fines and/or damages, suspension of our personnel and/or other sanctions.

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

We encourage you to read Exhibit 99.1—“Material U.S. Federal Income Tax Considerations” to this report for further discussion of the tax issues related to an investment in us.

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

A foreign investor disposing of a U.S. real property interest, including shares of stock of a U.S. corporation whose assets consist principally of U.S. real property interests, is generally subject to FIRPTA tax on the gain recognized on the disposition. Such FIRPTA tax does not apply, however, to the disposition of stock in a REIT if the REIT is “domestically controlled.” A REIT is “domestically controlled” if less than 50% of the REIT’s stock, by value, has been owned directly or indirectly by persons who are not U.S. persons during a continuous five-year period ending on the date of disposition or, if shorter, during the entire period of the REIT’s existence. While we intend to qualify as “domestically controlled,” we cannot assure you that we will. If we were to fail to so qualify, gain realized by foreign investors on a sale of shares of our stock would be subject to FIRPTA tax, unless the shares of our stock were traded on an established securities market and the foreign investor did not at any time during a specified testing period directly or indirectly own more than 10% (5% for 2015 and prior years) of the value of our outstanding common stock.

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

Risks Related to Our Organization and Structure

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

The Maryland General Corporation Law provides that a director has no liability in such capacity if he performs his duties in good faith, in a manner he reasonably believes to be in our best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. In addition, our directors and officers will not be liable to us or our stockholders for monetary damages unless the director or officer actually received an improper benefit or profit in money, property or services, or is adjudged to be liable to us or our stockholders based on a finding that his or her action, or failure to act, was the result of active and deliberate dishonesty and was material to the cause of action adjudicated in the proceeding. We will indemnify and advance expenses to our directors and officers to the maximum extent permitted by the Maryland General Corporation Law and we are permitted to purchase and maintain insurance or provide similar protection on behalf of any directors, officers, employees and agents, against any liability asserted which was incurred in any such capacity with us or arising out of such status.

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

We cannot predict the effect, if any, of future sales of common stock, or the availability of shares for future sales, on the market price of our common stock. Sales of substantial amounts of common stock, including shares of common stock issuable upon the exchange of units of our operating partnership, IROP, that we may issue from time to time, the sale of shares of common stock held by our current stockholders and the sale of any shares we may issue under our long-term incentive plan, or the perception that these sales could occur, may adversely affect prevailing market prices for our common stock.

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

We hold fee title to all of the apartment properties in our portfolio. The following table presents an overview of our portfolio as of December 31, 2016.

Property Name	Location	Acquisition Date	Year Built / Renovated (a)	Gross Cost	Accumulated Depreciation	Net Book Value	Units (b)	Period End Occupancy (c)	Average Occupancy (d)	Average Effective Rent per Occupied Unit (e)
Copper Mill	Austin, TX	4/29/2011	2010	$18,353	$(3,667)	$14,686	320	96.6%	95.1%	993
Crestmont	Marietta, GA	4/29/2011	2010	17,137	(3,317)	13,820	228	87.7%	87.1%	845
Heritage Trace	Newport News, VA	4/29/2011	2010	14,390	(2,930)	11,460	200	99.5%	99.5%	749
Runaway Bay	Indianapolis, IN	10/11/2012	2002	16,091	(1,539)	14,552	192	96.9%	96.9%	979
Berkshire Square	Indianapolis, IN	9/19/2013	2012	13,828	(1,031)	12,797	354	94.4%	92.8%	607
The Crossings	Jackson, MS	11/22/2013	2012	23,422	(1,580)	21,842	432	94.4%	91.8%	784
Reserve at Eagle Ridge	Waukegan, IL	1/31/2014	2008	29,135	(1,772)	27,363	370	90.5%	91.7%	999
Windrush	Edmond, OK	2/28/2014	2011	9,384	(589)	8,795	160	89.4%	87.5%	771
Heritage Park	Oklahoma City, OK	2/28/2014	2011	17,356	(1,061)	16,295	453	91.4%	90.1%	649
Raindance	Oklahoma City, OK	2/28/2014	2011	14,283	(881)	13,402	504	91.7%	92.5%	557
Augusta	Oklahoma City, OK	2/28/2014	2011	11,667	(800)	10,867	197	89.9%	89.5%	724
Invitational	Oklahoma City, OK	2/28/2014	2011	19,345	(1,346)	17,999	344	93.6%	91.1%	656
King's Landing	Creve Coeur, MO	3/31/2014	2005	32,685	(2,095)	30,590	152	94.7%	93.4%	1,517
Carrington Park	Little Rock, AR	5/7/2014	1999	22,155	(1,430)	20,725	202	97.0%	94.7%	1,026
Arbors at the Reservoir	Ridgeland, MS	6/4/2014	2000	20,753	(1,215)	19,538	170	95.9%	93.1%	1,149
Walnut Hill	Cordova, TN	8/28/2014	2001	28,133	(1,623)	26,510	362	96.4%	93.2%	952
Lenoxplace	Raleigh, NC	9/5/2014	2012	24,411	(1,262)	23,149	268	94.8%	96.5%	916
Stonebridge Crossing	Cordova, TN	9/15/2014	1994	30,142	(1,624)	28,518	500	95.4%	96.1%	796
Bennington Pond	Groveport, OH	11/24/2014	2000	17,785	(875)	16,910	240	92.1%	94.6%	876
Prospect Park	Louisville, KY	12/8/2014	1990	14,206	(588)	13,618	138	95.7%	95.0%	918
Brookside	Louisville, KY	12/8/2014	1987	20,903	(893)	20,010	224	96.0%	95.7%	840
Jamestown	Louisville, KY	12/8/2014	1970	35,760	(1,528)	34,232	355	95.5%	94.5%	999
Meadows	Louisville, KY	12/8/2014	1988	37,863	(1,622)	36,241	400	96.3%	94.7%	821
Oxmoor	Louisville, KY	12/8/2014	1999-2000	55,411	(2,485)	52,926	432	94.7%	92.9%	998
Stonebridge at the Ranch	Little Rock, AR	12/16/2014	2005	31,533	(1,434)	30,099	260	95.0%	93.7%	930
Iron Rock Ranch	Austin, TX	12/30/2014	2001-2002	35,274	(1,538)	33,736	300	95.7%	94.6%	1,253
Bayview Club	Indianapolis, IN	5/1/2015	2004	25,499	(967)	24,532	236	92.8%	92.6%	960
Arbors River Oaks	Memphis, TN	9/17/2015	2010 (f)	21,567	(637)	20,930	191	95.8%	94.5%	1,209
Aston	Wake Forest, NC	9/17/2015	2013	37,859	(1,078)	36,781	288	95.1%	94.3%	1,060
Avenues at Craig Ranch	McKinneuy, TX	9/17/2015	2013	47,668	(1,326)	46,342	334	94.9%	94.5%	1,252
Bridge Pointe	Huntsville, AL	9/17/2015	2002	15,950	(460)	15,490	178	98.3%	97.5%	834
Creekstone at RTP	Durham, NC	9/17/2015	2013	38,228	(1,035)	37,193	256	94.1%	94.4%	1,164
Fountains Southend	Charlotte, NC	9/17/2015	2013	41,684	(1,170)	40,514	208	96.6%	89.4%	1,342
Fox Trails	Plano, TX	9/17/2015	1981	27,965	(716)	27,249	286	92.7%	94.8%	1,027
Lakeshore on the Hill	Chattanooga, TN	9/17/2015	2015	11,318	(334)	10,984	123	96.8%	97.0%	948
Millenia 700	Orlando, FL	9/17/2015	2012	47,383	(1,317)	46,066	297	96.3%	92.7%	1,316
Miller Creek at German Town	Memphis, TN	9/17/2015	2013	56,874	(1,680)	55,194	330	95.2%	93.9%	1,232
Pointe at Canyon Ridge	Atlanta, GA	9/17/2015	2007 (f)	48,656	(1,209)	47,447	494	95.8%	95.1%	938
St James at Goose Creek	Goose Creek, SC	9/17/2015	2009	31,739	(905)	30,834	244	93.0%	94.8%	1,094
Talison Row at Daniel Island	Daniel Island, SC	9/17/2015	2013	47,039	(1,311)	45,728	274	94.5%	95.0%	1,514
The Aventine Greenville	Greenville, SC	9/17/2015	2013	48,089	(1,376)	46,713	346	95.1%	94.2%	1,137
Trails at Signal Mountain	Chattanooga, TN	9/17/2015	2015	14,383	(428)	13,955	172	97.7%	97.4%	946
Vue at Knoll Trail	Dallas, TX	9/17/2015	2015	9,276	(200)	9,076	114	94.7%	94.2%	898
Waterstone at Brier Creek	Raleigh, NC	9/17/2015	2014	38,939	(1,093)	37,846	232	95.3%	93.1%	1,228
Waterstone Big Creek	Alpharetta, GA	9/17/2015	2014	69,655	(1,943)	67,712	370	93.2%	93.6%	1,352
Westmont Commons	Asheville, NC	9/17/2015	2003, 2008	28,173	(809)	27,364	252	96.0%	96.8%	1,033
TOTAL				$1,319,349	$(60,719)	$1,258,630	12,982	94.5%	93.8%	$977

(a)	All dates are for the later of the year in which construction was completed or the year in which a significant renovation program was completed.
(b)	Units represent the total number of apartment units available for rent at December 31, 2016.
(c)	Physical occupancy for each of our properties is calculated as (i) total units rented as of December 31, 2016 divided by (ii) total units available as of December 31, 2016, expressed as a percentage.
(d)	Average occupancy represents the daily average occupied units for the three-month period ended December 31, 2016.
(e)	Average effective monthly rent, per unit, represents the average monthly rent for all occupied units for the three-month period ended December 31, 2016.
(f)	Properties are undergoing renovation.

Additional information on our consolidated properties is contained in “Schedule III - Real Estate and Accumulated Depreciation” in this Annual Report on Form 10-K, which is incorporated herein by reference.

ITEM 3.	Legal Proceedings

We are subject to various legal proceedings and claims that arise in the ordinary course of our business operations. Matters which arise out of allegations of bodily injury, property damage, and employment practices are generally covered by insurance. While the resolution of these matters cannot be predicted with certainty, we currently believe the final outcome of such matters will not have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 4.	Mine Safety Disclosures

Not applicable.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Price Information

Our common stock is listed and traded on the NYSE MKT under the symbol “IRT”. At the close of business on March 1, 2017, the closing price for our common stock was $9.20 per share and there were 370 holders of record, one of which is the holder for all beneficial owners who hold in street name.

Since our formation, we have sold our common stock in six public offerings. See Item 1-“Business.” The following table sets forth the range of high and low sales prices of our common stock by quarter in the periods indicated.

2015
First Quarter (January 1, 2015 through March 31, 2015)	$9.78	$9.07
Second Quarter (April 1, 2015 through June 30, 2015)	$9.65	$7.45
Third Quarter (July 1, 2015 through September 30, 2015)	$8.57	$6.95
Fourth Quarter (October 1, 2015 through December 31, 2015)	$8.13	$6.88
2016
First Quarter (January 1, 2016 through March 31, 2016)	$7.78	$5.97
Second Quarter (April 1, 2016 through June 30, 2016)	$8.21	$6.75
Third Quarter (July 1, 2016 through September 30, 2016)	$10.70	$8.05
Fourth Quarter (October 1, 2016 through December 31, 2016)	$9.15	$7.74

We have adopted a Code of Ethics, which we refer to as the Code, for our directors, officers and employees intended to satisfy NYSE MKT listing standards and the definition of a “code of ethics” set forth in Item 406 of Regulation S-K. Any information relating to amendments to the Code or waivers of a provision of the Code required to be disclosed pursuant to Item 5.05 of Form 8-K will be disclosed through our website. Our internet address is http://www.irtliving.com.

 PERFORMANCE GRAPH

On August 13, 2013, our common stock commenced trading on the NYSE MKT. The following graph compares the index of the cumulative total shareholder return on our common shares for the measurement period commencing August 12, 2013 and ending December 31, 2016 with the cumulative total returns of the National Association of Real Estate Investment Trusts (NAREIT) Equity REIT index and the Russell 3000 Index. The following graph assumes that each index was 100 on the initial day of the relevant measurement period and that all dividends were reinvested.

Unregistered Sales of Equity Securities

We have previously disclosed four “UPREIT” transactions completed in May 2014, August 2014, November 2014 and December 2014 wherein IROP, issued, in the aggregate, 1,282,449 common units, or units, to unaffiliated entities or persons in order to acquire properties. In addition, we have previously disclosed that in September 2015, IROP issued 1,925,419 units, plus cash in lieu of fractional TSRE operating partnership units, in a transaction related to the TSRE acquisition. All of such issuances were exempt from registration pursuant to Section 4(a)(2) of the Securities Act. As previously disclosed, these units are subject to exchange agreements containing the terms and conditions under which the units could be exchanged for cash in an amount equal to the value of an equivalent number of shares of our common stock as of the date IROP receives contributor’s notice of its desire to exchange the units for cash or, at IROP’s option, for the equivalent number of shares of our common stock. The first exchanges of these units began in May 2015. During 2015, IROP exchanged 52,937 units for 52,933 shares of our common stock (with fractional units being settled in cash) and, in 2016 through March 1, 2017, IROP exchanged an additional 285,881 units for 285,879 shares of our common stock (with fractional units being settled in cash). As a result of these exchanges, at December 31, 2016 and at March 1, 2017, there remained outstanding 2,908,949 units and 2,869,050 units, respectively, held by unaffiliated third parties. The issuance of the shares of our common stock in these exchanges was exempt from registration pursuant to Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D; all of the persons receiving such shares were accredited investors.

Distributions

We intend to continue to qualify as a REIT for U.S. federal income tax purposes. The Code generally requires that a REIT annually distribute at least 90% of its REIT taxable income, determined without regard to the deduction for dividends paid and excluding any net capital gain, and imposes a tax on any taxable income retained by a REIT, including capital gains.

 To satisfy the requirements for qualification as a REIT and generally not be subject to U.S. federal income and excise tax, we intend to make regular monthly distributions of all or substantially all of our REIT taxable income, determined without regard to dividends paid, to our stockholders out of assets legally available for such purposes. Except for distributions for January, February and March 2017, our board of directors has not yet determined the rate for our future distributions, and all future distributions will be at the sole discretion of our board of directors. When determining the amount of future distributions, our board of directors considers, among other factors, (i) the amount of cash generated from our operating activities, (ii) our expectations of future cash flows, (iii) our determination of near-term cash needs for acquisitions of new properties, general property capital improvements and debt repayments, (iv) our ability to continue to access additional sources of capital, (v) the requirements of Maryland law, (vi) the amount required to be distributed to maintain our status as a REIT and to reduce any income and excise taxes that we otherwise would be required to pay and (vii) any limitations on our distributions contained in our credit or other agreements.

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

For 2015 and 2016 and for the first quarter of 2017, our board established, on a quarterly basis, in advance, the distribution amount for our common stock and for the units for each month in the quarter. The distributions for each month in the three-month period are paid in arrears on or about the fifteenth day following the completion of each respective month. For 2015, and 2016, we declared and paid the following distributions (expressed on a quarterly basis) on our common stock (dollars in thousands except per share and per unit data):

	Common Shares
	Dividends Declared and Payable per Share	Total Dividends Payable
2015
First Quarter	$0.18	$5,719
Second Quarter	0.18	5,723
Third Quarter	0.18	6,122
Fourth Quarter	0.18	8,450
2016
First Quarter	$0.18	$8,519
Second Quarter	0.18	8,494
Third Quarter	0.18	8,499
Fourth Quarter	0.18	12,368

	Operating Partnership Units
	Dividends Declared and Payable per Share	Total Dividends Payable
2015
First Quarter	$0.18	$231
Second Quarter	0.18	228
Third Quarter	0.18	273
Fourth Quarter	0.18	568
2016
First Quarter	$0.18	$543
Second Quarter	0.18	531
Third Quarter	0.18	527
Fourth Quarter	0.18	523

On January 12, 2017, our board declared the following monthly distributions per share of our common stock or units outstanding for January, February and March 2017:

Month	Declaration Date	Record Date	Payment Date	Dividend Declared Per Share
January 2017	January 12, 2017	January 31, 2017	February 15, 2017	$0.06
February 2017	January 12, 2017	February 28, 2017	March 15, 2017	$0.06
March 2017	January 12, 2017	March 31, 2017	April 17, 2017	$0.06

Issuer Purchases of Equity Securities

          During the quarter ended December 31, 2016, we repurchased 7,269,719 shares of our common stock in connection with the management internalization.  The table below summarizes this repurchase activity:

Period	Total Number of Shares Purchased		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
10/01/2016 to 10/31/2016	7,269,719	(1)	$8.55	(1)	7,269,719	(1)	0 (1)
11/01/2016 to 11/30/2016	-		-		-		-
12/01/2016 to 12/31/2016	-		-		-		-
Total	7,269,719		$8.55		7,269,719		0 (1)

(1)     On September 27, 2016, we publicly announced that we had entered into the internalization agreement with RAIT to complete the management internalization and separation from RAIT and its affiliates and to repurchase 7,269,719 shares of our common stock from RAIT subsidiaries, representing all of the shares of our common stock owned by RAIT.  On October 5, 2016, we paid approximately $62.2 million to RAIT to complete the IRT stock repurchase and retire RAIT’s shares of our common stock at a purchase price of $8.55 per share.  This price was equal to the price to the public in the 2016 common stock offering described above less underwriting discounts or commissions.   We have no further obligations to repurchase our common stock under the internalization agreement.

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

	As of and for the Years Ended December 31
	2016	2015	2014	2013	2012
Operating Data:
Total revenue	$153,388	$109,576	$49,171	$19,943	$16,629
Property operating expenses	(63,148)	(46,281)	(21,636)	(8,643)	(7,411)
Total expenses	(113,726)	(99,394)	(40,630)	(15,010)	(12,897)
Interest expense	(35,535)	(23,553)	(8,496)	(3,659)	(3,305)
Net income (loss)	(9,555)	30,156	2,944	1,274	427
Net income (loss) allocable to common shares	(9,801)	28,242	2,940	615	(123)
Earnings (loss) per share:
Basic	$(0.19)	$0.78	$0.14	$0.12	$(0.45)
Diluted	$(0.19)	$0.78	$0.14	$0.12	$(0.45)
Balance Sheet Data:
Investments in real estate	$1,197,845	$1,332,377	$665,736	$174,321	$141,282
Total assets	1,294,237	1,383,188	694,150	181,871	146,197
Total indebtedness	743,817	966,611	418,901	103,303	92,413
Total liabilities	765,546	993,158	431,116	106,963	95,346
Total equity	528,691	390,030	263,034	74,908	50,851

	As of and for the years ended December 31
	2016	2015	2014	2013	2012
Other Data:
Property portfolio occupancy	94.5%	93.0%	92.7%	94.5%	92.0%
Common shares outstanding	68,996,070	47,070,678	31,800,076	9,652,540	345,063
Limited partnership units outstanding (1)	2,908,949	3,154,931	1,282,449	—	5,274,900
Cash distributions declared per common share/unit	$0.7200	$0.7200	$0.7200	$0.6263	$0.6000

(1)	Held by persons other than IRT and its subsidiaries.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We were externally advised by a wholly-owned subsidiary of RAIT, a multi-strategy commercial real estate company organized as an internally managed REIT until December 20, 2016 at which time we completed our management internalization.  On

September 27, 2016, we entered into the internalization agreement to repurchase all of our outstanding common shares owned by RAIT at the first closing contemplated by the internalization agreement and to complete the management internalization at the second closing contemplated by the internalization agreement.  On October 5, 2016, we repurchased and retired those shares at the first closing.

See “Part I- Item 1. Business” above, or the business description, which is incorporated herein by reference, for further description of our company, our business objectives and investment strategies, 2016 developments, including the management internalization, financing strategy and the development and structure of our company.

2016 was a transformative year for IRT as we completed the management internalization and IRT stock repurchase and separated from RAIT, with a shared services arrangement with RAIT ending in June 2017.  As a result of the management internalization, we expect to save approximately $2.5 million per year on general and administrative expenses after the shared services period ends while eliminating the increased management cost related to growth under the external management contract structure.  For further discussion of our rationale for, and our expected benefits from, the management internalization, see the business description.

We also completed the October 2016 offering netting proceeds of approximately $245.5 million. We used the total proceeds and balance sheet cash to de-lever our balance sheet by $147.3 million dollars, complete the IRT stock repurchase for $62.2 million dollars and pay $43.0 million dollars to complete the management internalization in December 2016.  By December 31, 2016, our leverage had decreased with debt to gross assets declining from 64% historically to 54.3%.

As of December 31, 2016, we had $1.3 billion of gross investments in real estate comprised of 46 apartment properties containing an aggregate of 12,982 units, as compared to $1.4 billion of gross investments in real estate comprised of 49 properties containing an aggregate of 13,724 units as of December 31, 2015.  We refer to our investments in real estate as of December 31, 2016 as our “existing portfolio.”  As of December 31, 2016, our existing portfolio had an average occupancy of 93.8% and an average monthly effective rent per occupied apartment unit of $977.  With respect to our operating performance, our earnings (loss) per share was $(0.19) for the year ended December 31, 2016 as compared to $0.78 for the year ended December 31, 2015 due largely to costs related to the management internalization.  Our Core Funds from Operations, or CFFO, per share was $0.79 for the year ended December 31, 2016 as compared to $0.80 for the year ended December 31, 2015.  Our earnings before interest, taxes, depreciation and amortization and before acquisition expenses, or adjusted EBITDA, increased 43.8% to $74.5 million for the year ended December 31, 2016 from $51.8 million for the year ended December 31, 2015.  CFFO and adjusted EBITDA are non-GAAP financial measures.  See “Non-GAAP Financial Measures” below for their definition and reconciliation to the closest GAAP financial measure.

Looking forward into 2017, we remain committed to our strategy of owning and operating a portfolio of apartment communities in primarily non-gateway markets.  These non-gateway markets share attractive fundamentals including healthy job and population growth, limited additions of new supply resulting in strong demand from renters. We believe that these market dynamics will continue to drive rents higher in our portfolio throughout 2017 while keeping a strong stable occupancy rate.

For 2017 our strategy is focused on:

•	Implementing the 2017 focus of our capital recycling plan to sell our class “C” properties and reinvesting the proceeds into higher quality class “B” properties.
•	Maximizing the operating efficiency of our properties.
•	Reviewing and repositioning our financing structures for flexibility and liquidity while continuing to reduce our leverage.
•	Delivering a tenant-focused living experience throughout the portfolio supported by our strong, experienced property management team.

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

Strong Employment Outlook. We expect the 2017 ratio of projected jobs to projected completions and projected 2017 employment growth to be higher in most of IRT’s markets when compared to the projected national average.

Market Trends. The energy sector represents 6% of the overall economy in Oklahoma City, Oklahoma and a downturn in that sector has presented challenges to the performance of our properties there by limiting rent growth and affecting occupancy rates.  We expect Oklahoma City to see improvement in 2017 with job and population growth around 1%, with limited additional supply.

We continue to believe that the Class B apartment market offers the most opportunity to consistently increase rents and is much less likely to be impacted from construction of new apartment supply.  We also believe that the Class B apartment sector has much less exposure to home ownership as we see far fewer move outs due to home purchases in our Class B portfolio as compared to our Class A portfolio.

Interest rate environment. We expect interest rates for commercial real estate financing to rise from historically low levels that continued throughout 2016. This may result in corresponding increases to capitalization rates and affect the pricing of properties we wish to buy or sell.

Results of Operations

Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015

	SAME STORE PROPERTIES				NON SAME STORE PROPERTIES				CONSOLIDATED
	2016	2015	Increase (Decrease)	% Change	2016	2015	Increase (Decrease)	% Change	2016	2015	Increase (Decrease)	% Change
Revenue:
Rental income	$60,485	$58,765	$1,720	2.9%	$76,931	$39,451	$37,480	95.0%	$137,416	$98,216	$39,200	39.9%
Reimbursement and other income	7,126	6,744	382	5.7%	8,817	4,616	4,201	91.0%	15,943	11,360	4,583	40.3%
Total revenue	67,611	65,509	2,102	3.2%	85,748	44,067	41,681	94.6%	153,359	109,576	43,783	40.0%
Expenses:
Real estate operating expenses	28,914	28,492	422	1.5%	34,234	17,789	16,445	92.4%	63,148	46,281	16,867	36.4%
Net Operating Income	$38,697	$37,017	$1,680	4.5%	$51,514	$26,278	$25,236	96.0%	$90,211	$63,295	$26,916	42.5%

Other Income:
Property management									29	-	29	-
Total other income									29	-	29	-
Corporate and other expenses:
Property management expenses									4,847	3,674	1,173	31.9%
General and administrative expenses									3,422	2,177	1,245	57.2%
Asset management fees									7,442	5,613	1,829	32.6%
Acquisition and integration expenses									43	13,555	(13,512)	-99.7%
Depreciation and amortization expense									34,824	28,094	6,730	24.0%
Total corporate and other expenses									50,578	53,113	(2,535)	-4.8%
Operating Income (loss)									39,662	10,182	29,480	289.5%
Interest expense									(35,535)	(23,553)	(11,982)	50.9%
Interest income									(4)	19	(23)	-121.1%
Net gains (losses) on sale of assets									31,776	6,412	25,364	-
Gains (losses) on extinguishment of debt									(1,210)	-	(1,210)	-
TSRE financing extinguishment and employees and separation expenses									-	(27,508)	27,508	-
Management internalization expense									(44,976)	-	(44,976)	-
Gains (losses) on TSRE merger and property acquisitions									732	64,604	(63,872)	-98.9%
Net income (loss)									(9,555)	30,156	(39,711)	-131.7%
(Income) loss allocated to noncontrolling interests									(246)	(1,914)	1,668	-87.1%
Net income (loss) available to common shares									$(9,801)	$28,242	$(38,043)	-134.7%

Revenue

Rental Income. Rental revenue increased $39.2 million to $137.4 million for the year ended December 31, 2016 from $98.2 million for the year ended December 31, 2015. The increase is primarily attributable to $45.0 million of rental income from the acquisition of 20 properties during the year ended December 31, 2015 present for a full year of operations in 2016, and an increase of $1.7 million due to improved occupancy and rental rates at our same store properties. The increase was partially offset by a decrease of $8.0 million of rental income related to four properties that were disposed of and not present for a full year of operations in 2016.

Tenant reimbursement and other income. Tenant reimbursement and other income increased $4.5 million to $15.9 million for the year ended December 31, 2016 from $11.4 million for the year ended December 31, 2015. The increase is primarily attributable to $4.9 million of tenant reimbursement and other income from the acquisition of 20 properties during the year ended December 31, 2015 present for a full year of operations in 2016, and an increase of $0.4 million of tenant reimbursement and other income in our same store portfolio. The increase was partially offset by a decrease of $0.9 million of tenant reimbursement and other income related to four properties that were disposed of and not present for a full year of operations in 2016.

Expenses

Property operating expenses. Property operating expenses increased $16.8 million to $63.1 million for the year ended December 31, 2016 from $46.3 million for the year ended December 31, 2015. The increase is primarily attributable to $19.6 million of real estate operating expense from the acquisition of 20 properties during the year ended December 31, 2015 present for a full year of operations in 2016, and an increase of $0.4 million of real estate operating expense in our same store portfolio. This increase was partially offset by a decrease of $3.4 million of real estate operating expenses related to four properties that were disposed of and not present for a full year of operations in 2016.

Property management expenses. Property management expenses increased $1.1 million to $4.8 million for the year ended December 31, 2016 from $3.7 million for the year ended December 31, 2015. The increase is primarily attributable to $1.5 million of property management expense from the acquisition of 20 properties during the year ended December 31, 2015 present for a full year of operations in 2016. The increase was partially offset by a decrease of $0.3 million of property management expense related to four properties that were disposed of and not present for a full year of operations in 2016.

 General and administrative expense. General and administrative expense increased $1.2 million to $3.4 million for the year ended December, 31 2016 from $2.2 million for the year ended December 31, 2015. This was primarily due to an increase of $0.7 million of stock based compensation and $0.5 million of professional fees for the year ended December 31, 2016 compared to the year ended December 31, 2015.

Asset management fees. Asset management fees increased $1.8 million to $7.4 million for the year ended December 31, 2016 from $5.6 million for the year ended December 31, 2015. The increase is primarily due to the growth of our portfolio of real estate properties which occurred in 2015 and the related capital used to complete the acquisitions as well as the offering that was completed in October 2016.  Additionally, as part of the TSRE merger in September 2015, we changed the structure of our advisory contract with RAIT.  Through September 30, 2015, the asset management fees payable to RAIT were calculated as 75 basis points of our average gross real estate assets, with an incentive fee due equal to 20% of any excess core FFO over a 7% core FFO return.  As of October 1, 2015, the fee structure became a base fee of 1.5% of cumulative equity with an incentive fee equal to 20% of CORE FFO in excess of $0.20 per share. We terminated the advisory agreement requiring us to pay these asset management fees on December 20, 2016 in connection with the management internalization.

Acquisition and integration expenses. Acquisition and integration expenses were $13.6 million for the year ended December 31, 2015. These expenses primarily related to the TSRE merger in which we acquired 19 properties in 2015.

Depreciation and amortization expense. Depreciation and amortization expense increased $6.7 million to $34.8 million for the year ended December 31, 2016 from $28.1 million for the year ended December 31, 2015. The increase is primarily attributable to $11.5 million of depreciation and amortization expense from the acquisition of 20 properties during the year ended December 31, 2015 present for a full year of operations in 2016. The increase was partially offset by a decrease of $1.9 million of depreciation and amortization expense related to four properties that were disposed of and not present for a full year of operations in 2016 and by a decrease of $3.3 million of amortization expense in our same store portfolio.

Interest expense. Interest expense increased $11.9 million to $35.5 million for the year ended December 31, 2016 from $23.6 million for the year ended December 31, 2015.  The increase is primarily attributable to $7.8 million of additional interest expense on debt obtained in connection with the TSRE Merger that was present for a full year of operation in 2016,  and $6.7 million attributable to additional debt obtained on properties acquired during the year ended December 31, 2015 and present for a full year of operations in 2016. The increase was partially offset by a decrease of $1.6 million of interest expense related to four properties that were disposed of and not present for a full year of operation in 2016 and by a decrease of $1.1 million of interest expense related to the loan payoff of our Oklahoma City portfolio of properties.

Net gains (losses) on sale of assets. During the year ended December 31, 2016, three multi-family properties were sold resulting in gains of $31.8 million.

Gains (losses) on extinguishment of debt. During the year ended December 31, 2016, we recognized a $1.2 million loss on the extinguishment of the debt related to the write-off of the unamortized deferred financing costs associated with debt that was extinguished.

Management internalization expense. During the year ended December 31, 2016, we recognized a $45.0 million loss due to our management internalization.

Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014

	SAME STORE PROPERTIES				NON SAME STORE PROPERTIES				CONSOLIDATED
	2015	2014	Increase (Decrease)	% Change	2015	2014	Increase (Decrease)	% Change	2015	2014	Increase (Decrease)	% Change
Revenue:
Rental income	$21,171	$20,121	$1,050	5.2%	$77,045	$24,713	$52,332	211.8%	$98,216	$44,834	$53,382	119.1%
Reimbursement and other income	2,709	2,439	270	11.1%	8,651	1,898	6,753	355.8%	11,360	4,337	7,023	161.9%
Total revenue	23,880	22,560	1,320	5.9%	85,696	26,611	59,085	222.0%	109,576	49,171	60,405	122.8%
Expenses:
Real estate operating expenses	11,972	11,478	494	4.3%	34,309	10,158	24,151	237.8%	46,281	21,636	24,645	113.9%
Net Operating Income	$11,908	$11,082	$826	7.5%	$51,387	$16,453	$34,934	212.3%	$63,295	$27,535	$35,760	129.9%

Corporate and other expenses:
General and administrative expenses									2,177	1,137	1,040	91.5%
Property management expenses									3,674	1,759	1,915	108.9%
Asset management fees									5,613	1,736	3,877	223.3%
Acquisition and integration expenses									13,555	1,842	11,713	635.9%
Depreciation and amortization expense									28,094	12,520	15,574	124.4%
Total corporate and other expenses									53,113	18,994	34,119	179.6%
Operating Income (loss)									10,182	8,541	1,641	19.2%
Interest expense									(23,553)	(8,496)	(15,057)	177.2%
Interest income									19	17	2	11.8%
Net gains (losses) on sale of assets									6,412	-	6,412	-
TSRE financing extinguishment and employees and separation expenses									(27,508)	-	(27,508)	-
Gains (losses) on TSRE merger and property acquisitions									64,604	2,882	61,722	2141.6%
Net income (loss)									30,156	2,944	27,212	924.3%
(Income) loss allocated to noncontrolling interests									(1,914)	(4)	(1,910)	47750.0%
Net income (loss) available to common shares									$28,242	$2,940	$25,302	860.6%

Revenue

Rental Income. Rental revenue increased $53.4 million to $98.2 million for the year ended December 31, 2015 from $44.8 million for the year ended December 31, 2014. The increase is primarily attributable to $19.2 million of rental income from the acquisition of 20 properties during the year ended December 31, 2015, and $33.1 million from properties acquired during the year ended December 31, 2014 present for a full year of operations in 2015. The remaining increase of $1.0 million is due to improved occupancy and rental rates at our same store properties.

Tenant reimbursement and other income. Tenant reimbursement and other income increased $7.0 million to $11.4 million for the year ended December 31, 2015 from $4.4 million for the year ended December 31, 2014. The increase is primarily attributable to $2.1 million of income from the acquisition of 20 properties during the year ended December 31, 2015, and $4.5 million from properties acquired during the year ended December 31, 2014 present for a full year of operations in 2015.

Expenses

Property operating expenses. Property operating expenses increased $26.6 million to $50.0 million for the year ended December 31, 2015 from $23.4 million for the year ended December 31, 2014. The increase is primarily due to $26.1 million of expenses associated with the acquisition of 20 properties during the year ended December 31, 2015 present for a full year of operations in 2015.

Property management expenses. Property management expenses increased $1.9 million to $3.7 million for the year ended December 31, 2015 from $1.8 million for the year ended December 31, 2014. The increase is primarily attributable to $0.6 million of property management expense from the acquisition of 20 properties during the year ended December 31, 2015, and an increase of $1.2 million of property management expense from the acquisition of 20 properties acquired during the year ended December 31, 2014 present for a full year of operations in 2015.

 General and administrative expense. General and administrative expense increased $1.1 million to $2.2 million for the year ended December 31, 2015 from $1.1 million for the year ended December 31, 2014. This was primarily due to an increase of $0.9 million of professional fees for the year ended December 31, 2015 compared to the year ended December 31, 2014.

Asset management fees. Asset management fees increased $3.9 million to $5.6 million for the year ended December 31, 2015 from $1.7 million for the year ended December 31, 2014. The increase is primarily due to the growth of our portfolio of real estate properties and related capital used to complete the acquisitions.  During 2015, we increased our portfolio of properties through the 19 properties acquired in the TSRE merger and a single property acquisition in May 2015.  Additionally, as part of the TSRE merger in September 2015, we changed the structure of our advisory contract with RAIT.  Through September 30, 2015, the asset management fees payable to RAIT were calculated as 75 basis points of our average gross real estate assets, with an incentive fee due equal to 20% of any excess core FFO over a 7% core FFO return.  As of October 1, 2015, the fee structure became a base fee of 1.5% of cumulative equity with an incentive fee equal to 20% of CORE FFO in excess of $0.20 per share.  We terminated the advisory agreement requiring us to pay these asset management fees on December 20, 2016 in connection with the management internalization.

Acquisition and integration expenses. Acquisition and integration expenses increased $11.8 million to $13.6 million for the year ended December 31, 2015 from $1.8 million for the year ended December 31, 2014. This increase is primarily related to significant acquisition expenses that were incurred in connection with the TSRE merger in which we acquired 19 properties.

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

Interest expense. Interest expense increased $15.1 million to $23.6 million for the year ended December 31, 2015 from $8.5 million for the year ended December 31, 2014.  The increase is primarily attributable to $5.9 million of interest expense associated with indebtedness related to the TSRE properties and $8.0 million attributable to additional debt obtained on properties acquired during the year ended December 31, 2014 and present for a full year of operations in 2015.

Net gains (losses) on sale of assets. In December 2015, we sold a 320 unit property in Tucson, Arizona for a sales price of $33.8 million.  We recognized a gain on sale of $6.4 million.  We did not sell any properties in 2014.

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

CFFO is a computation made by analysts and investors to measure a real estate company’s operating performance by removing the effect of items that do not reflect ongoing property operations, including acquisition and integration expenses, gains or losses on real estate transactions, management internalization expense, gains or losses on extinguishment of debt, amortization of deferred financing costs and equity-based compensation expenses, from the determination of FFO. IRT incurs acquisition expenses in connection with acquisitions of real estate properties and expenses those costs when incurred in accordance with U.S. GAAP. As these expenses are one-time and reflective of investing activities rather than operating performance, IRT adds back these costs to FFO in determining CFFO.

Our calculation of CFFO differs from the methodology used for calculating CFFO by certain other REITs and, accordingly, IRT’s CFFO may not be comparable to CFFO reported by other REITs. Our management utilizes FFO and CFFO as measures of our operating performance, and believes they are also useful to investors, because they facilitate an understanding of our operating performance after adjustment for certain non-cash items, such as depreciation and amortization expenses, equity based compensation, amortization of deferred financing fees, TSRE financing extinguishment and employee separation costs, gains (losses) on TSRE transaction and property acquisitions, and with respect to CFFO, acquisition and integration expenses, pursuit costs and internalization costs that are required by GAAP to be expensed but may not necessarily be indicative of current operating performance and that may not accurately compare our operating performance between periods. Furthermore, although FFO, CFFO and other supplemental performance measures are defined in various ways throughout the REIT industry, we also believe that FFO and CFFO may provide IRT and our investors with an additional useful measure to compare our financial performance to certain other REITs. Neither FFO nor CFFO is equivalent to net income or cash generated from operating activities determined in accordance with GAAP. Furthermore, FFO and CFFO do not represent amounts available for management’s discretionary use because of needed capital replacement or expansion, debt service obligations or other commitments or uncertainties. Neither FFO nor CFFO should be considered as an alternative to net income as an indicator of our operating performance or as an alternative to cash flow from operating activities as a measure of our liquidity.

 Set forth below is a reconciliation of net income (loss) to FFO and Core FFO for the years ended December 31, 2016, 2015 and 2014 (in thousands, except share and per share information):

	For the Year Ended December 31, 2016		For the Year Ended December 31, 2015		For the Year Ended December 31, 2014
	Amount	Per Share (1)	Amount	Per Share (1)	Amount	Per Share (1)
Funds From Operations:
Net income (loss)	$(9,555)	$(0.17)	$30,156	$0.79	$2,944	$0.14
Adjustments:
Income allocated to preferred units	-	-	-	-	(4)	-
Real estate depreciation and amortization	34,824	0.63	28,094	0.75	12,520	0.58
Net (gains) losses on sale of assets	(31,776)	(0.58)	(6,412)	(0.17)	-	-
Funds From Operations	$(6,507)	$(0.12)	$51,838	$1.37	$15,460	$0.72
Core Funds From Operations:
Funds From Operations	$(6,507)	$(0.12)	$51,838	$1.37	$15,460	$0.72
Adjustments:
Stock-based compensation	1,222	0.02	495	0.01	206	0.01
Amortization of deferred financing costs	3,064	0.06	1,483	0.04	358	0.02
Acquisition and integration expenses	43	-	13,555	0.36	1,842	0.08
(Gains) losses on extinguishment of debt	1,210	0.02	-	-	-	-
Management internalization expense	44,976	0.82	-	-	-	-
TSRE financing extinguishment and employee separation expenses	-	-	27,508	0.72	-	-
(Gains) losses on TSRE merger and property acquisitions	(732)	(0.01)	(64,604)	(1.70)	(2,882)	(0.13)
Core Funds From Operations	$43,276	$0.79	$30,275	$0.80	$14,984	$0.70
(1)	Based on 55,092,382, 37,968,183 and 21,532,671 weighted average shares and units outstanding for the years ended December 31, 2016, 2015, and 2014, respectively.

Same Store Portfolio Net Operating Income

We believe that Net Operating Income, or NOI, a non-GAAP measure, is a useful measure of our operating performance. We define NOI as total property revenues less total property operating expenses, excluding depreciation and amortization, asset management fees, acquisition and integration expenses and general administrative expenses.  In connection with our management internalization which was completed in the fourth quarter of 2016, we modified our calculation of NOI to exclude property management expenses. We retrospectively adjusted previously reported NOI to conform to this change in the table below.

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

We review our same store properties or portfolio at the beginning of each calendar year.  Properties are added into the same store portfolio if they were owned at the beginning of the previous year.  Properties that have been sold or classified as held for sale are excluded from the same store portfolio. The current same store portfolio is comprised of properties owned as of January 1, 2015. As such, the table below does not include results for the year ended December 31, 2014.

	Twelve-Months Ended December 31
	2016	2015	% change
Revenue:
Rental income	$60,485	$58,765	2.9%
Reimbursement and other income	7,126	6,744	5.7%
Total revenue	67,611	65,509	3.2%
Operating Expenses:
Real estate taxes	7,994	7,919	0.9%
Property insurance	1,937	1,823	6.3%
Personnel expenses	6,947	6,925	0.3%
Utilities	4,544	4,465	1.8%
Repairs and maintenance	2,783	2,679	3.9%
Contract services	2,100	2,031	3.4%
Advertising expenses	860	906	-5.1%
Other expenses	1,749	1,744	0.3%
Total operating expenses	28,914	28,492	1.5%
Same-store net operating income (a)	$38,697	$37,017	4.5%
Same-store NOI margin	57.2%	56.5%	0.7%
Average occupancy	93.4%	93.2%	0.2%
Average effective monthly rent, per unit	$875	$852	2.7%
Reconciliation of same-store net operating income to net income (loss)
Same-store portfolio net operating income	$38,697	$37,017
Non same-store net operating income	51,514	26,278
Property management income	29	—
Asset management fees	(7,442)	(5,613)
Property management expenses	(4,847)	(3,674)
General and administrative expenses	(3,422)	(2,177)
Acquisition and integration expenses	(43)	(13,555)
Depreciation and amortization	(34,824)	(28,094)
Interest expense	(35,535)	(23,553)
Other income (expense)	(4)	19
Net gains (losses) on sale of assets	31,776	6,412
TSRE financing extinguishment and employee separation expenses	—	(27,508)
Gains (losses) on extinguishment of debt	(1,210)	—
Gains (losses) on TSRE merger and property acquisitions	732	64,604
Management internalization expense	(44,976)	—
Net income (loss)	$(9,555)	$30,156

(a)	Same store portfolio for the twelve months ended December 31, 2016 and 2015 includes 22 properties which represents 6,451 units.

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

We intend to meet these liquidity requirements primarily through:

•	the use of our cash and cash equivalent balance of $20.9 million as of December 31, 2016;
•	existing and future financing secured directly or indirectly by the apartment properties in our portfolio;
•	cash generated from operating activities;
•	net cash proceeds from property sales implementing our capital recycling strategy and other sales;
•	proceeds from the sale of our common stock; and
•	if required, proceeds from future borrowings and offerings.

As previously disclosed in prior reports, we determined that the strategic long term benefits of the TSRE acquisition justified exceeding our historical leverage limits, defined as having total indebtedness of no more than approximately 65% of the combined initial purchase price of all of the properties in our portfolio.  Also, as previously disclosed, following the completion of the TSRE acquisition, we have instituted a strategy, which we refer to as our capital recycling strategy, seeking to reduce IRT’s leverage ratio over time by using the proceeds from sales of properties which are outside our core geographic footprint in the Southeastern United States or which we believe we have limited potential for further improvements to their operating results to repay a portion of our indebtedness.  We have successfully continued to implement our capital recycling strategy, which began in 2015, to reduce our leverage and reduce our exposure to short term indebtedness. By December 31, 2016, our leverage had decreased with debt to gross assets declining from 64% historically to 54.3%.

•	We have sold four targeted properties for $121.6 million, in the aggregate, generating net cash proceeds of $53.9 million, in the aggregate, after costs and repayment of property specific financing.
•	In March 2016, we refinanced a $43.7 million mortgage on our Oklahoma City portfolio with $45.5 million borrowed under the secured facility.
•	The net cash proceeds from these sales and the additional loan proceeds under the secured credit facility were used to pay down the interim facility.
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

•

In June 2016, we entered into an amended and restated credit agreement with KeyBank that provides for a $40 million  senior term loan that will mature on September 17, 2018.  We borrowed $40.0 million under the facility, using $33.9 million to pay closing costs and repay the remaining balance under the former KeyBank Interim Facility.  The former KeyBank Interim Facility was terminated.  See Note 5: Indebtedness, for a description of the terms related to the amended facility.

•	In October 2016, we completed the October 2016 offering as described below.

•

We are implementing the 2017 focus of our capital recycling strategy by planning to use the proceeds of sales of our class “C” properties to acquire class “B” properties without adversely impacting our leverage.  As of December 31, 2016, we identified 4 assets as held for sale which we characterize as Class “C” properties with an aggregate book value of $61.0 million which we expect to sell by the end of June 2017, subject to customary closing conditions. We currently have 2 properties under separate contracts to purchase for prices aggregating approximately $44.0 million, subject to customary closing conditions.

October 2016 Offering

Pursuant to the October 2016 offering, we issued and sold 28,750,000 shares of our common stock which generated total gross proceeds, before deducting the underwriting discount and estimated offering expenses, of $258.8 million.  On October 5, 2016, 25,000,000 of these shares were sold pursuant to the underwritten public offering and on October 21, 2016, 3,750,000 of these shares were sold pursuant to the exercise of the underwriters’ overallotment option. After deducting underwriting discounts and commissions and offering expenses paid by us, IRT received approximately $245.5 of net proceeds, and used the net proceeds from the offering plus available cash as follows:

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
•

As required by the internalization agreement, we reserved $43.0 million in net proceeds from the October 2016 offering to consummate the second closing contemplated by the internalization agreement to be used to implement the management internalization.  The second closing contemplated by the internalization agreement occurred in December 2016 and we paid the $43.0 million to RAIT.

•	On October 11, 2016, we paid down an additional $30.0 million on the $325.0 million senior secured credit facility using proceeds of the October 2016 offering and cash from the balance sheet.
•	On October 24, 2016, we used $30.0 million of the proceeds from the exercise of underwriters’ overallotment option to pay down the $325.0 million senior secured credit facility.

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

Cash Flows

As of December 31, 2016 and 2015, we maintained cash and cash equivalents of approximately $20.9 million and $38.3 million, respectively. Our cash and cash equivalents were generated from the following activities (dollars in thousands):

	For the Years Ended December 31
	2016	2015	2014
Cash flow from operating activities	$(7,533)	$18,725	$15,724
Cash flow from investing activities	27,779	(153,466)	(307,337)
Cash flow from financing activities	(37,655)	158,279	303,042
Net change in cash and cash equivalents	(17,409)	23,538	11,429
Cash and cash equivalents at beginning of period	38,301	14,763	3,334
Cash and cash equivalents at end of period	$20,892	$38,301	$14,763

Our cash outflow from operating activities during the year ended December 31, 2016 was related to the cost of our management internalization partially offset by ongoing operations of our properties.  Our increased cash inflow from operating activities during the year ended December 31, 2015 as compared to 2014 resulted from the expansion of our investments through the acquisition of 20 properties in 2015, as well as prior year acquisitions being present for a full year of operations in 2015.

Our cash inflow from investing activities during the year ended December 31, 2016 is primarily due to the disposition of three properties. Our decreased cash outflow from investing activities during the year ended December 31, 2015 as compared to 2014 is primarily due to a change in the mix of consideration transferred related to property acquisitions in 2015 as compared to property acquisitions in 2014.  In 2015, we transferred a greater amount of equity consideration (as opposed to cash consideration) related to property acquisitions. We issued 15.1 million shares of common stock and 1.9 million IROP units as part of our acquisition of the TSRE portfolio.  Comparatively, cash consideration was primarily transferred as part of our acquisitions of 20 properties in 2014.

Our cash outflow from financing activities during the year ended December 31, 2016 was primarily due to repayments of mortgage indebtedness and the interim facility with proceeds from the three property dispositions.  Our decreased cash inflow from financing activities during the year ended December 31, 2015 as compared to 2014 is primarily due to a change in the mix of consideration transferred related to property acquisitions in 2015 as compared to property acquisitions in 2014.  In 2015, we did not issue common stock in any transactions where we received cash proceeds.  Comparatively, in 2014, we completed three underwritten public offerings of our common stock receiving nearly $190 million in proceeds.  This decrease in cash inflow from financing activities was partially offset by an increase in cash inflows related to the issuance of debt in 2015, primarily the KeyBank facilities.

As a REIT, we evaluate our dividend coverage based on our cash flow from operating activities, excluding acquisition and integration expenses and changes in other assets and liabilities. During the year ended December 31, 2016, we paid distributions to our common stockholders and non-controlling interests of $38.7 million and generated cash flows from operating activities, before acquisition and integration expenses, management internalization expense and changes in working capital of $43.0 million.

Capitalization

Refer to Note 5: Indebtedness and Note 7: Stockholder Equity and Non-Controlling Interest for information regarding our capitalization.

 Contractual Commitments

The table below summarizes our contractual obligations as of December 31, 2016 (dollars in thousands):

	Payment due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Principal payments on outstanding debt obligations	$750,188	$2,799	$158,150	$130,151	$459,088
Interest payments on outstanding debt obligations (1)	154,194	27,059	46,236	40,887	40,010
Operating lease obligations	589	148	308	133	—
Total	$904,971	$30,006	$204,694	$171,171	$499,098

(1)	All variable-rate indebtedness assumes a 30-day LIBOR rate of .77167% as of December 31, 2016.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements during the year ended December 31, 2016 that have or are likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resource that is material to our interests.

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

Share-Based Compensation

We account for stock-based compensation in accordance with FASB ASC Subtopic 505-50, “Equity – Equity Payments to Non-Employees” and FASB ASC Topic 718, “Compensation—Stock Compensation”. We did not have any employees prior to December 20, 2016 and therefore accounted for share-based compensation as nonemployee awards. Stock-based compensation cost is measured at the grant date based on the fair value of the award and revalued at the end of each accounting period. The expense is recognized over the requisite service period, which is the vesting period. Any share-based compensation awards granted to employees are measured based on the grant-date fair value of the award and we record compensation expense for the entire award on a straight line basis, over the related vesting period, for the entire award.

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

As of December 31, 2016, our only interest rate sensitive assets or liabilities related to our principal amount of $750.2 million of outstanding indebtedness, of which $600.2 million is fixed rate and $150.0 million is floating rate, an individual interest rate cap with a notional amount of $200.0 million and a float-to-fixed interest rate swap with a notional amount of $150.0 million. As of December 31, 2015, our only interest rate sensitive assets or liabilities related to our principal amount of $975.6 million of outstanding indebtedness, of which $429.6 million was floating-rate and $546.0 million was fixed-rate indebtedness and an individual interest rate cap with a notional of $200.0 million. We monitor interest rate risk routinely and seek to minimize the possibility that a change in interest rates would impact the interest incurred and our cash flows. To mitigate such risk, we may use interest rate derivative contracts. As of December 31, 2016 and 2015, the fair value of our fixed-rate indebtedness was $588.5 and $553.0 million, respectively. The fair value of our fixed rate indebtedness was estimated using a discounted cash flow analysis utilizing rates that we believe a market participant would expect to pay for debt of a similar type and remaining maturity as if the debt was originated at December 31, 2016 and 2015, respectively. As we expect to remain obligated on our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations.

As of December 31, 2016, our interest rate cap had an insignificant asset fair value.  As of December 31, 2015, the fair value of our interest rate cap was $0.03 million.  The fair value of our interest rate cap was estimated using a discounted cash flow analysis based on forward interest rate curves and implied volatilities applicable to the individual caplets.  The interest rate cap has been excluded from the table below as its impact to our interest rate risk under the scenarios presented in the table is insignificant.

As of December 31, 2016, our interest rate swap had an asset fair value of $3.9 million.  The fair value of our interest rate swap was estimated using a discounted cash flow analysis based on forward interest rate curves.  The impact of the interest rate swap has been included in the table below.

The following table summarizes our indebtedness, and the impact to interest expense for a 12-month period, and the change in the net fair value of our indebtedness assuming an instantaneous increase or, subject to note (b) below, decrease of 100 basis points in the LIBOR interest rate curve:

	Liabilities Subject to Interest Rate Sensitivity (a)	100 Basis Point Increase (b) (c)	100 Basis Point Decrease (b) (c)
Interest expense from variable-rate indebtedness	$150,000	$-	$-
Fair value of fixed-rate indebtedness	588,523	545,285	626,190
Total	$738,523	$545,285	$626,190

(a)   Unpaid balance of variable-rate indebtedness as of December 31, 2016 is shown. Fair value of fixed-rate indebtedness as of December 31, 2016 is shown.

(b)   Assumes LIBOR will not fall below 0%.

(c)   Sensitivities include the impact of our $150.0 million float-to-fixed interest rate swap.

ITEM 8.	Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

OF INDEPENDENCE REALTY TRUST, INC.

(A Maryland Corporation)

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Independence Realty Trust, Inc.:

We have audited the accompanying consolidated balance sheets of Independence Realty Trust, Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the years in the three‑year period ended December 31, 2016. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule III. These consolidated financial statements and financial statement schedule are the responsibility of Independence Realty Trust, Inc.’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Independence Realty Trust, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Independence Realty Trust, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 3, 2017 expressed an unqualified opinion on the effectiveness of Independence Realty Trust, Inc.’s internal control over financial reporting.

/s/ KPMG LLP

Philadelphia, Pennsylvania

March 3, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Independence Realty Trust, Inc.:

We have audited Independence Realty Trust, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Independence Realty Trust, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Independence Realty Trust, Inc.’s internal control over financial reporting based on our audit.

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

In our opinion, Independence Realty Trust, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Independence Realty Trust, Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended December 31, 2016, and our report dated March 3, 2017 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Philadelphia, Pennsylvania

March 3, 2017

Independence Realty Trust, Inc. and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands, except share and per share data)

	As of December 31, 2016	As of December 31, 2015
ASSETS:
Investments in real estate:
Investments in real estate, at cost	$1,249,356	$1,372,015
Accumulated depreciation	(51,511)	(39,638)
Investments in real estate, net	1,197,845	1,332,377
Real estate held for sale (see Note 4)	60,786	-
Cash and cash equivalents	20,892	38,301
Restricted cash	5,518	5,413
Accounts receivable and other assets	5,211	3,362
Derivative assets	3,867	-
Intangible assets, net of accumulated amortization of $0 and $11,551, respectively	118	3,735
Total Assets	$1,294,237	$1,383,188
LIABILITIES AND EQUITY:
Indebtedness, net of unamortized discount and deferred financing costs of $6,371 and $8,920, respectively	$743,817	$966,611
Accounts payable and accrued expenses	14,028	19,304
Accrued interest payable	491	1,239
Dividends payable	4,297	3,006
Other liabilities	2,913	2,998
Total Liabilities	765,546	993,158
Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized, 0 and 0 shares issued and outstanding, respectively	-	-
Common stock, $0.01 par value; 300,000,000 shares authorized, 68,996,070 and 47,070,678 shares issued and outstanding, including 281,000 and 117,000 unvested restricted common share awards, respectively	690	471
Additional paid in capital	564,633	378,187
Accumulated other comprehensive income (loss)	3,683	(8)
Retained earnings (accumulated deficit)	(62,181)	(14,500)
Total stockholders’ equity	506,825	364,150
Noncontrolling interests	21,866	25,880
Total Equity	528,691	390,030
Total Liabilities and Equity	$1,294,237	$1,383,188

The accompanying notes are an integral part of these consolidated financial statements.

Independence Realty Trust, Inc. and Subsidiaries

Consolidated Statements of Operations

(Dollars in thousands, except share and per share information)

	For the Years Ended December 31
	2016	2015	2014
REVENUE:
Rental income	$137,416	$98,216	$44,834
Tenant reimbursement income	5,587	4,401	1,924
Other income	10,356	6,959	2,413
Property management	29	-	-
Total revenue	153,388	109,576	49,171
EXPENSES:
Property operating expenses	63,148	46,281	21,636
Property management expenses	4,847	3,674	1,759
General and administrative expenses	3,422	2,177	1,137
Asset management fees	7,442	5,613	1,736
Acquisition and integration expenses	43	13,555	1,842
Depreciation and amortization expense	34,824	28,094	12,520
Total expenses	113,726	99,394	40,630
Operating income	39,662	10,182	8,541
Interest expense	(35,535)	(23,553)	(8,496)
Interest income	(4)	19	17
Net gains (losses) on sale of assets	31,776	6,412	-
TSRE financing extinguishment and employee separation expenses	-	(27,508)	-
Gain (loss) on extinguishment of debt	(1,210)	-	-
Management internalization expense	(44,976)	-	-
Gains (losses) on TSRE merger and property acquisitions	732	64,604	2,882
Net income (loss):	(9,555)	30,156	2,944
(Income) loss allocated to noncontrolling interest	(246)	(1,914)	(4)
Net income (loss) allocable to common shares	$(9,801)	$28,242	$2,940
Earnings (loss) per share:
Basic	$(0.19)	$0.78	$0.14
Diluted	$(0.19)	$0.78	$0.14
Weighted-average shares:
Basic	52,182,427	36,153,673	21,315,928
Diluted	52,182,427	36,160,274	21,532,671

The accompanying notes are an integral part of these consolidated financial statements.

Independence Realty Trust, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(Dollars in thousands)

	For the Years Ended December 31
	2016	2015	2014
Net income (loss)	$(9,555)	$30,156	$2,944
Other comprehensive income (loss):
Change in fair value of interest rate hedges	3,354	(8)	—
Realized (gains) losses on interest rate hedges reclassified to earnings	492	—	—
Total other comprehensive income	3,846	(8)	—
Comprehensive income (loss) before allocation to noncontrolling interests	(5,709)	30,148	2,944
Allocation to noncontrolling interests	(401)	(1,914)	(4)
Comprehensive income (loss) allocable to common shares	$(6,110)	$28,234	$2,940

The accompanying notes are an integral part of these consolidated financial statements.

Independence Realty Trust, Inc. and Subsidiaries

Consolidated Statements of Equity

(Dollars in thousands, except share and per share data)

	Preferred Shares	Par Value Preferred Shares	Common Shares	Par Value Common Shares	Additional Paid In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance, January 1, 2014	-	$-	9,652,540	$96	$78,112	$-	$(3,300)	$74,908	$-	$74,908
Net income (loss)	-	-	-	-	-	-	2,940	2,940	4	2,944
Distribution to noncontrolling interest declared	-	-	-	-	-	-	-	-	(204)	(204)
Common dividends declared	-	-	-	-	-	-	(16,368)	(16,368)	-	(16,368)
Issuance of noncontrolling interests	-	-	-	-	-	-	-	-	11,961	11,961
Issuance of common shares, net	-	-	22,098,536	221	189,366	-	-	189,587	-	189,587
Stock compensation expense	-	-	49,000	1	205	-	-	206	-	206
Balance, December 31, 2014	-	$-	31,800,076	$318	$267,683	$-	$(16,728)	$251,273	$11,761	$263,034
Net income (loss)	-	-	-	-	-	-	28,242	28,242	1,914	30,156
Distribution to noncontrolling interest declared	-	-	-	-	-	-	-	-	(1,300)	(1,300)
Common dividends declared	-	-	-	-	-	-	(26,014)	(26,014)	-	(26,014)
Other comprehensive income	-	-	-	-	-	(8)	-	(8)	-	(8)
Issuance of noncontrolling interests	-	-	-	-	-	-	-	-	13,998	13,998
Conversion of noncontrolling interest to common shares	-	-	52,933	-	493	-	-	493	(493)	-
Issuance of common shares, net	-	-	15,105,669	152	109,516	-	-	109,668	-	109,668
Stock compensation expense	-	-	112,000	1	495	-	-	496	-	496
Balance, December 31, 2015	-	$-	47,070,678	$471	$378,187	$(8)	$(14,500)	$364,150	$25,880	$390,030
Net income (loss)	-	-	-	-	-	-	(9,801)	(9,801)	246	(9,555)
Common dividends declared	-	-	-	-	-	-	(37,880)	(37,880)	-	(37,880)
Other comprehensive income	-	-	-	-	-	3,691		3,691	155	3,846
Stock compensation expense	-	-	228,000	2	1,220	-	-	1,222	-	1,222
Common share activity related to equity compensation	-	-	(28,869)	-	(143)	-	-	(143)	-	(143)
Conversion of noncontrolling interest to common shares	-	-	245,980	2	2,289	-	-	2,291	(2,291)	-
Issuance of common shares, net	-	-	28,750,000	288	245,164	-	-	245,452	-	245,452
Repurchase of common shares	-	-	(7,269,719)	(73)	(62,083)	-	-	(62,156)	-	(62,156)
Distribution to noncontrolling interest declared	-	-	-	-	-	-	-	-	(2,124)	(2,124)
Balance, December 31, 2016	-	$-	68,996,070	$690	$564,633	$3,683	$(62,181)	$506,825	$21,866	$528,691

The accompanying notes are an integral part of these consolidated financial statements.

Independence Realty Trust, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Dollars in thousands)

	For the Years Ended December 31
	2016	2015	2014
Cash flows from operating activities:
Net income	$(9,555)	$30,156	$2,944
Adjustments to reconcile net income to cash flow from operating activities:
Depreciation and amortization	34,824	28,094	12,520
Amortization of deferred financing costs and premium on indebtedness, net	2,757	389	(660)
Stock compensation expense	1,222	495	206
Net (gains) losses on sale of assets	(31,776)	(6,412)	-
Net (gains) losses on extinguishment of debt	1,210	-	-
TSRE financing extinguishment expenses	-	23,219	-
(Gains) losses on TSRE merger and property acquisitions	(732)	(64,604)	(2,882)
Changes in assets and liabilities:
Accounts receivable and other assets	(477)	5,570	764
Accounts payable and accrued expenses	(4,328)	3,362	2,670
Accrued interest payable	(715)	1,060	(14)
Other liabilities	37	(2,604)	176
Net cash provided by operating activities	(7,533)	18,725	15,724
Cash flows from investing activities:
Acquisition of real estate properties	-	(24,746)	(299,881)
Disposition of real estate properties	39,690	17,524	-
Acquisition of advisory and management contracts	(143)	-	-
TSRE merger, net of cash acquired	-	(137,096)	-
Capital expenditures	(10,663)	(8,941)	(4,158)
Deposit paid for future acquisition	(1,000)	-	-
(Increase) decrease in restricted cash	(105)	(207)	(3,298)
Cash flow used in investing activities	27,779	(153,466)	(307,337)
Cash flows from financing activities:
Proceeds from issuance of common stock	245,309	(188)	189,587
Payments related to repurchase of common stock	(62,156)	-	-
TSRE financing extinguishment expenses	-	(23,219)	-
Proceeds from Secured Credit Facility and mortgage indebtedness	209,481	488,725	154,650
Secured Credit Facility and mortgage principal repayments	(390,089)	(272,751)	(26,001)
Payments for deferred financing costs	(1,485)	(7,998)	(89)
Distributions on common stock	(36,575)	(25,103)	(14,978)
Distributions to noncontrolling interests	(2,140)	(1,187)	(127)
Net cash from financing activities	(37,655)	158,279	303,042
Net change in cash and cash equivalents	(17,409)	23,538	11,429
Cash and cash equivalents, beginning of period	38,301	14,763	3,334
Cash and cash equivalents, end of the period	$20,892	$38,301	$14,763
Supplemental cash flow information:
Cash paid for interest	$33,034	$22,105	$9,170
Non-cash decrease in noncontrolling interest from conversion of common limited partnership units to shares of common stock	$2,290	$493	$-
Distributions declared but not paid	$4,297	$3,006	$1,982
Value of common stock issued	$-	$109,857	$-
Value of limited partnership units issued in acquisitions	$-	$13,998	$11,961
Mortgage debt assumed	$-	$121,885	$66,963

The accompanying notes are an integral part of these consolidated financial statements.

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of December 31, 2016

(Dollars in thousands, except share and per share data)

NOTE 1: Organization

Independence Realty Trust, Inc. was formed on March 26, 2009 as a Maryland corporation that has elected to be taxed as a real estate investment trust, or REIT, commencing with the taxable year ended December 31, 2011. We became an internally managed REIT in December 2016. Prior to that date, we were externally managed by a subsidiary of RAIT Financial Trust, or RAIT, a publicly traded Maryland REIT whose common shares are listed on the New York Stock Exchange under the symbol “RAS” (referred to as our Advisor) until December 20, 2016.  On December 20, 2016, we completed our management internalization, which was announced on September 27, 2016 as part of the agreement, or the internalization agreement, with RAIT and RAIT affiliates that provided for transactions which changed us from being externally managed to being internally managed and separated us from RAIT.  The management internalization consisted of two parts: (i) our acquisition of our external advisor, which was a subsidiary of RAIT, and (ii) our acquisition of substantially all of its assets and the assumption of certain liabilities relating to the multifamily property management business of RAIT, including property management contracts relating to apartment properties owned by us, RAIT and third parties. Also, pursuant to the internalization agreement, on October 5, 2016, we repurchased all of the 7,269,719 shares of our common stock owned by certain of RAIT’s subsidiaries and retired these shares.  As used herein, the terms “we,” “our” and “us” refer to Independence Realty Trust, Inc. and, as required by context, Independence Realty Operating Partnership, LP, which we refer to as IROP, and their subsidiaries. We own apartment properties in geographic non-gateway markets that we believe support strong occupancy and have the potential for growth in rental rates. We seek to provide stockholders with attractive risk-adjusted returns, with an emphasis on distributions and capital appreciation. We own substantially all of our assets and conduct our operations through IROP, of which we are the sole general partner.

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

Concurrent with IRT’s management internalization that was completed on December 20, 2016, IRT now has property management employees that perform regional supervision, accounting, treasury, human resources and other corporate functions. The expenses associated with these employees are presented in a separate income statement line item entitled “Property management expenses.” We have also, retroactively, adjusted historical periods to move property management fees paid to our previous property manager from property operating expenses to property management expenses.

b. Principles of Consolidation

The consolidated financial statements reflect our accounts and the accounts of IROP and other wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.  Pursuant to FASB Accounting Standards Codification Topic 810, “Consolidation”, IROP is considered a variable interest entity.  As our significant asset is our investment in IROP, substantially all of our assets and liabilities represent the assets and liabilities of IROP.

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

As of December 31, 2016

(Dollars in thousands, except share and per share data)

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

e. Restricted Cash

Restricted cash includes tenant escrows and our funds held by lenders to fund certain expenditures or to be released at our discretion upon the occurrence of certain pre-specified events. As of December 31, 2016 and 2015, we had $5,518 and $5,413, respectively, of restricted cash.

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

Investments in real estate are classified as held for sale in the period in which certain criteria are met including when the sale of the asset is probable and actions required to complete the plan of sale indicate that it is unlikely that significant changes to the plan of sale will be made or the plan of sale will be withdrawn.

Allocation of Purchase Price of Acquired Assets

We account for acquisitions of properties that meet the definition of a business pursuant to Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 805, “Business Combinations”. The fair value of the real estate acquired is allocated to the acquired tangible assets, generally consisting of land, building and tenant improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases for acquired in-place leases and the value of tenant relationships, based in each case on their fair values. Purchase accounting is applied to assets and liabilities associated with the real estate acquired. Transaction costs and fees incurred related to acquisition are expensed as incurred. Transaction costs and fees incurred related to the financing of an acquisition are capitalized and amortized over the life of the related financing.

Upon the acquisition of properties, we estimate the fair value of acquired tangible assets (consisting of land, building and improvements) and identified intangible assets (consisting of in-place leases), and assumed debt at the date of acquisition, based on the evaluation of information and estimates available at that date. Based on these estimates, we allocate the initial purchase price to the applicable assets and liabilities. As final information regarding fair value of the assets acquired and liabilities assumed is received and estimates are refined, appropriate adjustments will be made to the purchase price allocation, in no case later than twelve months of the acquisition date. During the year ended December 31, 2016, we made an adjustment related to the TSRE acquisition as described in NOTE 4: Investments in Real Estate.

The aggregate value of in-place leases is determined by evaluating various factors, including the terms of the leases that are in place and assumed lease-up periods.  During the year ended December 31, 2016, we did not acquire any properties and, therefore, did not acquire any in-place leases.  During the twelve month period ended December 31, 2015, we acquired in-place leases with a value of $7,690 related to our acquisitions that are discussed further in NOTE 4: Investments in Real Estate. The value assigned to this intangible asset is amortized over the assumed lease up period, typically six months.  For the years ended December 31, 2016, 2015 and 2014 we recorded $3,735, $7,206 and $3,778 of amortization expense for intangible assets, respectively. During the year ended December 31, 2016, $7,471 of intangible assets became fully amortized and were written off.

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of December 31, 2016

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

Depreciation

Depreciation expense for real estate assets are computed using a straight-line method based on a life of 40 years for buildings and improvements and five to ten years for equipment and fixtures. For the years ended December 31, 2016, 2015 and 2014 we recorded $31,089, $20,888 and $8,742 of depreciation expense, respectively.

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

Our portfolio of properties consists primarily of apartment communities geographically concentrated in the Southeastern United States. Georgia, Kentucky, North Carolina, Oklahoma, South Carolina, Tennessee and Texas comprised 9.22%, 11.21%, 13.38%, 7.91%, 8.57%, 13.33%, and 11.88%, respectively, of our rental revenue for the year ended December 31, 2016.

For the year ended December 31, 2016 and 2015, we recognized revenues of $189 and $322, respectively, related to recoveries of lost rental revenue due to natural disasters and other insurable events from our insurance providers.

For the years ended December 31, 2016, 2015 and 2014, we incurred $1,749, $1,399, and $675  of advertising expenses, respectively.

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

As of December 31, 2016

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

FASB ASC Topic 825, “Financial Instruments” requires disclosure of the fair value of financial instruments for which it is practicable to estimate that value. The fair value of mortgage indebtedness is based on a discounted cash flows valuation technique.  As this technique utilizes current credit spreads for various maturities and types of loans, which are generally unobservable, this is classified as a Level 3 fair vale measurement within the fair value hierarchy. We determine appropriate credit spreads based on the type of debt and its maturity.  The fair value of our secured credit facility, term loan facility, cash and cash equivalents and restricted cash as of December 31, 2016 and 2015 approximated their respective unpaid principal balances due to the nature of these instruments.  Given that cash and cash equivalents and restricted cash are short term in nature with limited fair value volatility, the carrying amount is deemed to be a reasonable approximation of fair value and the fair value input is classified as a Level 1 fair value measurement.  The fair value inputs for the secured credit facility and the term loan facility are classified as Level 2 fair value measurements within the fair value hierarchy.  The fair value of derivatives is based on a discounted cash flows technique and is classified as a Level 2 fair value measurement within the fair value hierarchy.  The following table summarizes the carrying amount and the fair value of our financial instruments as of the periods indicated:

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of December 31, 2016

(Dollars in thousands, except share and per share data)

	December 31, 2016		As of December 31, 2015
Financial Instrument	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Cash and cash equivalents	$20,892	$20,892	$38,301	$38,301
Restricted cash	5,518	5,518	5,413	5,413
Derivative assets	3,867	3,867	24	24

Liabilities
Debt:
Secured credit facility	147,280	150,000	267,155	271,500
Term loan	—	—	118,418	120,000
Mortgages	596,537	588,523	581,038	589,320
Derivative liabilities	—	—	—	—

j. Deferred Financing Costs

Costs incurred in connection with debt financing are deferred and classified within indebtedness and charged to interest expense over the terms of the related debt agreements, under the effective interest method.  As of January 1, 2016, we adopted the accounting standard classified under FASB ASC Topic 835, “Interest” which required deferred financing costs to be presented on the balance sheet as a direct deduction from indebtedness.  This resulted in the reclassification of the amounts presented as deferred financing costs as of December 31, 2015 from deferred financing costs to indebtedness on our consolidated balance sheet.

k. Income Taxes

We have elected to be taxed as a REIT beginning with the taxable year ended December 31, 2011. Accordingly, we recorded no income tax expense for the years ended December 31, 2016, 2015 and 2014.

To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our ordinary taxable income to stockholders. As a REIT, we generally are not subject to federal income tax on taxable income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income taxes on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders; however, we believe that we are organized and operate in such a manner as to qualify and maintain treatment as a REIT and intend to operate in such a manner so that we will remain qualified as a REIT for federal income tax purposes. For the year ended December 31, 2016, 93% of dividends were characterized as total capital gain distribution, 7% were characterized as ordinary income and 0% were characterized as return of capital.  For the year ended December 31, 2015, 17% of dividends were characterized as total capital gain distribution and 83% were characterized as return of capital. For the year ended December 31, 2014, 35% of dividends were characterized as ordinary taxable income and 65% were characterized as return of capital.

l. Share-Based Compensation

We account for stock-based compensation in accordance with FASB ASC Subtopic 505-50, “Equity – Equity Payments to Non-Employees” and FASB ASC Topic 718, “Compensation—Stock Compensation”. We did not have any employees prior to the management internalization on December 20, 2016 and therefore accounted for stock-based compensation as nonemployee awards. Stock-based compensation cost for nonemployee awards is measured at the grant date based on the fair value of the award and is revalued at the end of each accounting period. The expense is recognized over the requisite service period, which is the vesting period. Any share-based compensation awards granted to employees are measured based on the grant-date fair value of the award and we record compensation expense for the entire award on a straight line basis, over the related vesting period, for the entire award.  For awards granted to nonemployees who subsequently became employees, the fair value of the awards were revalued on the date the employment status change occurred and the resulting compensation expense is recognized on a straight line basis over the remaining vesting period, for the entire award.

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of December 31, 2016

(Dollars in thousands, except share and per share data)

m. Noncontrolling Interest

Our noncontrolling interest represents limited partnership units of our operating partnership that were issued in connection with certain property acquisitions. We record limited partnership units issued in an acquisition at their fair value on the closing date of the acquisition. The holders of the limited partnership units have the right to redeem their limited partnership units for either shares of our common stock or for cash at our discretion. As the settlement of a redemption is in our sole discretion, we present noncontrolling interest in our consolidated balance sheet within equity but separate from shareholders’ equity. Any noncontrolling interests that fail to qualify as permanent equity will be presented as temporary equity and be carried at the greater of historical cost or their redemption value.

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

In accordance with FASB ASC Topic 815, “Derivatives and Hedging”, we measure each derivative instrument (including certain derivative instruments embedded in other contracts) at fair value and record such amounts in our consolidated balance sheet as either an asset or liability.  For derivatives designated as cash flow hedges, the changes in the fair value of the effective portions of the derivative are reported in other comprehensive income and changes in the ineffective portions of cash flow hedges, if any, are recognized in earnings.  For derivatives not designated as hedges (or designated as fair value hedges), or for derivatives designated as cash flow hedges associated with debt for which we elected the fair value option under FASB ASC Topic 825, “Financial Instruments”, the changes in fair value of the derivative instrument are recognized in earnings.  Any derivatives that we designate in hedge relationships are done so at inception.  At inception, we determine whether or not the derivative is highly effective in offsetting changes in the designated interest rate risk associated with the identified indebtedness using regression analysis.  At each reporting period, we update our regression analysis and use the hypothetical derivative method to measure any ineffectiveness.

o. Recent Accounting Pronouncements

In May 2014, the FASB issued an accounting standard classified under FASB ASC Topic 606, “Revenue from Contracts with Customers’. This accounting standard generally replaces existing guidance by requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This accounting standard applies to all contracts with customers, except those that are within the scope of other Topics in the FASB ASC. During 2016 and 2017, the FASB issued four amendments to this to this accounting standard which provide further clarification to this accounting standard. These standards amending FASB ASC Topic 606 are currently effective for annual reporting periods beginning after December 15, 2017. Management is currently evaluating the impact that these standards may have on our consolidated financial statements.

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

As of December 31, 2016

(Dollars in thousands, except share and per share data)

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

In August 2016, the FASB issued an accounting standard classified under FASB ASC Topic 230, “Statement of Cash Flows”.  This accounting standard provides guidance on eight specific cash flow issues: (i) debt prepayment or debt extinguishment costs; (ii) settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; (iii) contingent consideration payments made after a business combination; (iv) proceeds from the settlement of insurance claims; (v) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; (vi) distributions received from equity method investees; (vii) beneficial interests in securitization transactions and (viii) separately identifiable cash flows and application of the predominance principle.  The amendments are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years.  Early adoption is permitted, including adoption in an interim period.  Management is currently evaluating the impact that this standard may have on our consolidated statement of cash flows.

In October 2016, the FASB issued an accounting standard classified under FASB ASC Topic 810, “Consolidation”.  The amendments in this accounting standard provide guidance on how a reporting entity that is the single decision maker of a VIE should treat indirect interests in the entity held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that VIE.  The amendments in this accounting standard do not change the characteristics of a primary beneficiary in current GAAP.  A primary beneficiary of a VIE has both of the following characteristics: (i) the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE.  If a reporting entity satisfies the first characteristic of a primary beneficiary (such that it is the single decision maker of a VIE), the amendments in this accounting standard require that the reporting entity, in determining whether it satisfies the second characteristic of a primary beneficiary, to include all of its direct variable interest in a VIE and, on a proportionate basis, its indirect variable interest in a VIE held through related parties, including related parties that are under common control with the reporting entity.  If after performing that assessment, a reporting entity that is the single decision maker of a VIE concludes that it does not have the characteristics of a primary beneficiary, the amendments continue to require that the reporting entity evaluate whether it and one or more of its related parties under common control, as a group, have the characteristics of a primary beneficiary.  The amendments in this accounting standard are effective for fiscal years beginning after December 15, 2016,

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of December 31, 2016

(Dollars in thousands, except share and per share data)

including interim periods within those fiscal years.  Early adoption is permitted, including adoption in an interim period.  Management is currently evaluating the impact that this standard may have on our consolidated financial statements.

In January 2017, the FASB issued an accounting standard classified under FASB ASC Topic 805, “Business Combinations’. The amendments in this accounting standard clarify the definition of a business by more clearly outlining the requirements for an integrated set of assets and activities to be considered a business and by establishing a practical framework to determine when the integrated set of assets and activities is a business. The amendments in this accounting standard are effective for fiscal years beginning after December 15, 2017, including interim periods with those fiscal years.  Early adoption is permitted for transactions not yet reflected in the financial statements.  Management is currently evaluating the impact this standard will have on our consolidated financial statements.

NOTE 3: Management Internalization

As previously discussed in Note 1, on December 20, 2016, we completed our management internalization, which consisted of two parts: (i) our acquisition of our external advisor, which was a subsidiary of RAIT, and (ii) our acquisition of substantially all of its assets and the assumption of certain liabilities relating to the multifamily property management business of RAIT, including property management contracts relating to apartment properties owned by us, RAIT and third parties.

In accounting for the management internalization transaction, we first evaluated the net assets that were acquired.  The assets that were acquired included $118 of customer list intangible assets related to third party property management contracts and $25 of other assets.  There were no liabilities that were required to be recognized.  We also considered pre-existing relationships that were settled as part of the transaction, which included the advisory agreement and our properties’ property management agreements.  In evaluating the amount by which these contracts were favorable or unfavorable to us, we compared the actual amounts historically paid and that would be owed under these agreements to a range of potential market arrangements and then applying a discount rate to the two sets of cash flows.  The most significant difference between our agreements and the potential markets arrangements observed was our inability to terminate the advisory agreement until October 1, 2020 as well as the advisory agreement’s termination fee. The impact of this difference led to the conclusion that these agreements were unfavorable to us, on a present value basis, by more than $43,000, which was the purchase price for the management internalization.

Accordingly, the difference between estimated fair value of the net assets acquired of $143 and the consideration transferred of $43,000 represents the settlement of pre-existing relationships between us and RAIT.  Accordingly, the difference of $42,857 was recognized as a loss in our income statement as management internalization expense.

As part of our management internalization, we incurred $2,119 of acquisition-related expenses.  These acquisition-related expenses were recognized in earnings immediately and are included within management internalization expense.

The table below presents the revenue, net income, and earnings per share effect of the business combination on a pro forma basis as if the combination occurred on January 1, 2015. The pro forma results are not necessarily indicative of the results which actually would have occurred if the business combination had occurred on the first day of the periods presented, nor does the pro forma financial information purport to represent the results of operations for future periods.

Description	For the Year Ended December 31, 2016	For the Year Ended December 31, 2015
Pro forma total revenue (unaudited)	$154,482	$110,541
Pro forma net income (loss) allocable to common shares (unaudited)	36,850	(14,126)
Earnings (loss) per share attributable to common shareholders:
Basic-pro forma (unaudited)	$0.71	$(0.39)
Diluted-pro forma (unaudited)	$0.71	$(0.39)

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of December 31, 2016

(Dollars in thousands, except share and per share data)

NOTE 4: Investments in Real Estate

As of December 31, 2016, our investments in real estate and real estate held for sale consisted of 46 apartment properties (unaudited). The table below summarizes our investments in real estate:

	2016	2015	Depreciable Lives (In years)
Land	$165,120	$190,585	-
Building	1,066,611	1,168,453	40
Furniture, fixtures and equipment	17,625	12,977	5-10
Total investment in real estate	$1,249,356	$1,372,015
Accumulated depreciation	(51,511)	(39,638)
Investments in real estate, net	$1,197,845	$1,332,377

As of December 31, 2016, we had investments in real estate valued at $60,786 classified as held for sale.

Acquisitions

On May 1, 2015 we acquired a 236 unit (unaudited) residential community located in Indianapolis, Indiana known as Bayview Club. We acquired the property for an aggregate purchase price of $25,250 exclusive of closing costs.

On September 17, 2015 the merger with TSRE closed, as part of this merger we acquired 19 properties containing 4,989 units (unaudited). Net assets acquired was $328,240 and fair value of the consideration transferred totaled $263,636, consisting of $109,857 of common shares and $13,998 of IRT OP units, and cash consideration of $139,781. As the fair value of the net assets acquired exceeded the fair value of the consideration, we recognized a gain from a bargain purchase of $64,604.

During the first quarter of 2016, we received additional information regarding estimates we had made for certain accrued expenses related to our acquisition of Trade Street Residential, or the TSRE acquisition, that was completed on September 17, 2015. This information led to an increase in the fair value of the net assets we acquired of $91, which was recognized during the year ended December 31, 2016. During the third quarter of 2016, we finalized our purchase accounting process related to the TSRE acquisition. As part of this process, we received additional information regarding estimates we had made for certain accrued expenses related to the TSRE acquisition which led to an increase in fair value of the net assets we acquired of $641, which we recognized during the year ended December 31, 2016.

On February 27, 2017, we acquired a 216 unit (unaudited) residential community located in Tampa, Florida for a purchase price of $29,750 exclusive of closing costs.

 Dispositions

During the year ended December 31, 2016 we recognized a $9 loss related to the sale of a multifamily property which occurred in the prior year as we settled remaining amounts with buyers.  The below table summarizes the dispositions for the year ended December 31, 2016 and also presents each property’s contribution to net income (loss) allocable to common shares, excluding the impact of the gain (loss) on sale:

				Net income (loss) allocable to common shares
Property Name	Date of Sale	Sale Price	Gain (loss) on sale	For the Year Ended December 31, 2016
Cumberland Glen (1)	02/18/2016	$18,000	$2,452	$35
Belle Creek	04/07/2016	23,000	14,191	252
Tresa	05/05/2016	47,000	15,142	354
Total		$88,000	$31,785	$641

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of December 31, 2016

(Dollars in thousands, except share and per share data)

(1)	Gain (loss) on sale related to this property includes a defeasance premium of $1,343.

On December 22, 2015, we disposed of one multi-family real estate property for a total sale price of $33,600. We recorded a gain on the sale of this asset of $6,420.

On October 15, 2015, we sold a parcel of land acquired in the TSRE merger for $3,350.  After considering actual closing costs, we recognized a loss on the sale of this asset of $8.

NOTE 5: Indebtedness

The following tables contains summary information concerning our indebtedness as of December 31, 2016:

Debt:	Outstanding Principal	Unamortized Discount and Debt Issuance Costs	Carrying Amount	Type	Weighted Average Rate	Weighted Average Maturity (in years)
Secured credit facility (1)(2)	$150,000	$(2,720)	$147,280	Floating	3.0%	1.7
Mortgages-Fixed rate	600,188	(3,651)	596,537	Fixed	3.8%	6.7
Total Debt	$750,188	$(6,371)	$743,817		3.6%	5.7

(1)	The secured credit facility total capacity is $312,500, of which $150,000 was outstanding as of December 31, 2016.
(2)

As of December 31, 2016, IRT maintained a float-to-fixed interest rate swap with a $150,000 notional amount.  This swap, which expires on June 17, 2021 and has a fixed rate of 1.145%, has converted $150,000 of our floating rate debt to fixed rate debt.

	Original maturities on or before December 31,
Debt:	2017	2018	2019	2020	2021	Thereafter
Secured credit facility	$-	$150,000	$-	$-	$-	$-
Mortgages-Fixed rate	2,799	3,551	4,599	15,897	114,254	459,088
Total	$2,799	$153,551	$4,599	$15,897	$114,254	$459,088

As of December 31, 2016 we were in compliance with all financial covenants contained in our indebtedness.

The following tables contains summary information concerning our indebtedness as of December 31, 2015:

Debt:	Outstanding Principal	Unamortized Discount and Debt Issuance Costs	Carrying Amount	Type	Weighted Average Rate	Weighted Average Maturity (in years)
Secured credit facility (1)	$271,500	$(4,345)	$267,155	Floating	2.9%	2.7
Bridge term loan	120,000	(1,582)	118,418	Floating	5.4%	0.7
Mortgages-Fixed rate	545,956	(2,993)	542,963	Fixed	3.8%	6.9
Mortgages-Floating rate	38,075	-	38,075	Floating	2.8%	5.4
Total Debt	$975,531	$(8,920)	$966,611		3.7%	4.9
(1)	The secured credit facility total capacity was $325,000, of which $271,500 was outstanding as of December 31, 2015.

As of December 31, 2016, the weighted average interest rate of our mortgage indebtedness was 3.8%.  As of December 31, 2016 and December 31, 2015, RAIT held $0 and $38,075 of our mortgage indebtedness, respectively. For the years ended December 31,

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of December 31, 2016

(Dollars in thousands, except share and per share data)

2016 and 2015, we paid approximately $361 and $965, respectively, of interest to RAIT. There was no accrued interest payable outstanding as of December 31, 2016.

Secured Credit Facility

As of September 17, 2015, the HNB facility was terminated and repaid in full. The facility, which was originally entered into on October 25, 2013 had a 3-year term, bore interest at LIBOR plus 2.50% and contained customary financial covenants for this type of revolving credit agreement.

On September 17, 2015, IROP entered into a credit agreement with KeyBank with respect to a $325,000 senior secured credit facility, or the secured credit facility. IROP incurred upfront costs of $4,722 associated with this facility that were capitalized as deferred financing costs.  The KeyBank senior facility consisted of a revolving line of credit in an amount of up to $125,000, or the revolver, and a term loan in an amount of no less than $200,000, or the term loan. Up to 10% of the revolver was available for swingline loans, and up to 10% of the revolver was available for the issuance of letters of credit. Additionally, IROP has the right to increase the aggregate amount of the KeyBank senior facility to up to $450,000. The KeyBank senior facility will mature on September 17, 2018, three years from its closing date, subject to the option of IROP to extend the KeyBank senior facility for two additional 12-month periods under certain circumstances. IROP may prepay the KeyBank senior facility, in whole or in part, at any time without prepayment fee or penalty, except for breakage costs associated with LIBOR borrowings.  At IROP’s option, borrowings under the KeyBank senior facility will bear interest at a rate equal to either (i) the 1-month LIBOR rate plus a margin of 165 to 245 basis points, or (ii) a base rate plus a margin of 65 to 145 basis points. The applicable margin will be determined based upon IROP’s total leverage ratio. In addition, IROP will pay a fee of either 20 basis points (if greater than or equal to 50% of the revolver is used) or 25 basis points (if less than 50% of the revolver is used) on the unused portion of the revolver. The KeyBank senior facility requires monthly payments of interest only and does not require any mandatory prepayments.

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

In October of 2016, IROP paid down $107,335 on the secured credit facility with the proceeds received from a public offering. See Note 7: Stockholder Equity and Non-Controlling Interest.

In October of 2016, IROP drew down $10,000 on the secured credit facility.

On December 21, 2016, IROP entered into an Increase Agreement with KeyBank which amended the terms of the previous $325,000 senior secured credit facility.  The amended agreement increased the revolving line of credit to $172,500, which reflected the conversion of a portion of the term loan line of credit which had previously been repaid and was therefore unavailable for re-borrowing into availability under the revolving line of credit.  The other features of the facility remained the same.  As of December 31, 2016, amounts outstanding under the KeyBank secured facility bear interest at 225 basis points over 1-month LIBOR.  As of December 31, 2016, there was $162,500 of availability under the revolver.  An unused fee of 0.25% is charged on this amount.

In February of 2017, IROP drew down $22,000 on the secured credit facility in connection with a property acquisition.

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

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of December 31, 2016

(Dollars in thousands, except share and per share data)

Term Loan

On September 17, 2015, IROP entered into a credit agreement with KeyBank with respect to a $120,000 senior interim term loan facility, or the interim facility. IROP incurred upfront deferred costs of $2,092 associated with this facility.  The interim facility was amended and restated to replace the interim facility with a $40,000 senior secured term loan on June 24, 2016.  Upon entering into the term loan, IROP borrowed $40,000, using $416 to pay closing costs and $33,512 to repay the remaining balance under the interim facility.  The maturity date of the term loan is September 17, 2018, subject to acceleration in the event of customary events of default.  The term loan requires monthly payments of interest only through June 30, 2017.  IROP is required to reduce the principal amount outstanding under the term loan by $100 per month beginning July 2017 and must apply 50% of all net proceeds from equity issuances, sales of assets, or refinancings of assets towards repaying the term loan.  At IROP’s option, borrowings under the term loan will bear interest at a rate equal to either (i) LIBOR plus a margin of 400 basis points, or (ii) a base rate plus a margin of 300 basis points.  IROP may prepay the term loan, in whole or in part, at any time without fee or penalty, except for breakage costs associated with LIBOR borrowings.

In January and February of 2016, IROP repaid $23,784 of the interim facility subsequent to two property dispositions.

In April and May of 2016, IROP repaid $30,000 of the interim facility subsequent to two property dispositions.

In May of 2016, IROP repaid $26,704 of the interim facility subsequent to the permanent financing of two properties with seven and ten year fixed-rate mortgages.

In October of 2016, IROP repaid the $40,000 term loan in full with the proceeds received from a public offering.  See Note 7: Stockholder Equity and Non-Controlling Interest.

Mortgages-Fixed Rate

In February of 2016, we repaid $6,659 of mortgage indebtedness as part of the disposition of our Cumberland property.

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

As of December 31, 2016

(Dollars in thousands, except share and per share data)

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

NOTE 6: Derivative Financial Instruments

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

On September 30, 2015, we entered into an interest rate cap contract with a notional value of $200 million, a strike rate of 3.0% based on 1-month LIBOR and a maturity date of October 17, 2017.  Through June 23, 2016, this interest rate cap was designated as a cash flow hedge. Through that date, we concluded that this hedging relationship was highly effective in offsetting interest rate fluctuations associated with the identified indebtedness and, using the hypothetical derivative method, did not recognize any ineffectiveness.  On June 24, 2016, this interest rate cap was de-designated and, as of June 30, 2016, this interest rate cap was accounted for as a freestanding derivative.  The change in fair value of this interest cap was $24 for the twelve months ended December 31, 2016.

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

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of December 31, 2016

(Dollars in thousands, except share and per share data)

The following table summarizes the aggregate notional amount and estimated net fair value of our derivative instruments as of December 31, 2016 and December 31, 2015:

	December 31, 2016			As of December 31, 2015
	Notional	Fair Value of Assets	Fair Value of Liabilities	Notional	Fair Value of Assets	Fair Value of Liabilities
Cash flow hedges:
Interest rate swap	$150,000	$3,867	$—	$—	$—	$—
Interest rate cap		—	—	200,000	24	—
	150,000	3,867	—	200,000	24	—
Freestanding derivatives:
Interest rate cap	200,000	—	—	—	—	—
Net fair value	$350,000	$3,867	$—	$200,000	$24	$—

Effective interest rate swaps and caps are reported in accumulated other comprehensive income and the fair value of these hedge agreements is included in other assets or other liabilities.

For interest rate swaps and caps that are considered effective hedges, we reclassified realized losses of $492, $0 and $0 to earnings within interest expense for the twelve months ended December 31, 2016, 2015 & 2014, respectively. For interest rate swaps and caps that are considered effective hedges, we expect $292 to be reclassified out of accumulated other comprehensive income to earnings over the next 12 months.

NOTE 7: Stockholder Equity and Non-Controlling Interest

Stockholder Equity

Common Shares

On October 5, 2016, we completed an underwritten public offering.  We issued and sold 25,000,000 common shares, par value $0.01 per share, at a public offering price of $9.00 per common share.  We received $213,389 of net proceeds of the public offering, after deducting underwriting discounts and commissions and offering expenses paid by us.

On October 5, 2016, we used these proceeds as follows:  (i) $40,000 of the proceeds were used to prepay in full and terminate our $40,000 senior secured term loan facility; (ii) $62,156 of the proceeds were used to repurchase and retire 7,269,719 shares of our common stock from certain of RAIT’s subsidiaries at a purchase price of $8.55 per share; (iii) $47,335 of the proceeds were used to partially pay down the $325,000 senior secured credit facility; (iv) $43,000 of the proceeds were reserved to consummate the management internalization; and (v) the remaining $20,898 was held for general corporate purposes.

As part of the offering, we granted the underwriters an option, exercisable for 30 days from the date of the underwriting agreement, to purchase up to an additional 3,750,000 common shares.  On October 21, 2016, the underwriters exercised their option to purchase an additional 3,750,000 common shares at a purchase price of $9.00 per common share.  We received $32,062 of net proceeds, after deducting underwriting discounts and commissions.

IRT also incurred $142 of expenses associated with equity awards that vested in 2016.

On September 17, 2015, we completed the TSRE merger.  As a result of the Merger, each outstanding share of TSRE common stock was converted automatically into the right to receive (a) $3.80 in cash and (b) 0.4108 shares of our common stock, plus cash in lieu of fractional shares. We issued 15,110,994 shares of our common stock as equity consideration in the merger.

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of December 31, 2016

(Dollars in thousands, except share and per share data)

Our board of directors declared the following dividends in 2016:

Month	Declaration Date	Record Date	Payment Date	Dividend Declared Per Share
January 2016	January 14, 2016	January 29, 2016	February 16, 2016	$0.06
February 2016	January 14, 2016	February 29, 2016	March 15, 2016	$0.06
March 2016	January 14, 2016	March 31, 2016	April 15, 2016	$0.06
April 2016	April 14, 2016	April 29, 2016	May 16, 2016	$0.06
May 2016	April 14, 2016	May 31, 2016	June 15, 2016	$0.06
June 2016	April 14, 2016	June 30, 2016	July 15, 2016	$0.06
July 2016	July 14, 2016	July 29, 2016	August 15, 2016	$0.06
August 2016	July 14, 2016	August 31, 2016	September 15, 2016	$0.06
September 2016	July 14, 2016	September 30, 2016	October 17, 2016	$0.06
October 2016	October 12, 2016	October 31, 2016	November 15, 2016	$0.06
November 2016	October 12, 2016	November 30, 2016	December 15, 2016	$0.06
December 2016	October 12, 2016	December 30, 2016	January 17, 2017	$0.06

Our board of directors declared the following dividends during the beginning of 2017:

Month	Declaration Date	Record Date	Payment Date	Dividend Declared Per Share
January 2017	January 12, 2017	January 31, 2017	February 15, 2017	$0.06
February 2017	January 12, 2017	February 28, 2017	March 15, 2017	$0.06
March 2017	January 12, 2017	March 31, 2017	April 17, 2017	$0.06

Our board of directors declared the following dividends in 2015:

Month	Declaration Date	Record Date	Payment Date	Dividend Declared Per Share
January 2015	January 19, 2015	January 30, 2015	February 17, 2015	$0.06
February 2015	January 19, 2015	February 27, 2015	March 16, 2015	$0.06
March 2015	January 19, 2015	March 31, 2015	April 15, 2015	$0.06
April 2015	April 13, 2015	April 30, 2015	May 15, 2015	$0.06
May 2015	April 13, 2015	May 29, 2015	June 15, 2015	$0.06
June 2015	April 13, 2015	June 30, 2015	July 15, 2015	$0.06
July 2015	July 1, 2015	July 31, 2015	August 17, 2015	$0.06
August 2015	July 1, 2015	August 31, 2015	September 15, 2015	$0.06
September 2015	September 4, 2015	September 15, 2015	October 15, 2015	$0.034
September 2015	September 4, 2015	September 30, 2015	October 15, 2015	$0.026
October 2015	October 19, 2015	October 30, 2015	November 16, 2015	$0.06
November 2015	October 19, 2015	November 30, 2015	December 15, 2015	$0.06
December 2015	October 19, 2015	December 31, 2015	January 15, 2016	$0.06

Noncontrolling Interest

On February 1, 2016 holders of IROP units exchanged an additional 204,115 units for 204,113 shares of our common stock with fractional units being settled in cash.  On August 1, 2016, holders of IROP units exchanged 35,808 units for 35,808 shares of our common stock.  On October 31, 2016, holders of IROP units exchanged 6,059 units for 6,059 shares of our common stock.

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of December 31, 2016

(Dollars in thousands, except share and per share data)

As of December 31, 2016, 2,908,949 IROP units held by unaffiliated third parties remain outstanding with a redemption value of $25,948, based on IRT’s stock price of $8.92 as of December 30, 2016.

During 2015, IROP exchanged 52,937 units for 52,933 shares of our common stock with fractional units being settled in cash.

On September 17, 2015, immediately prior to the TSRE merger, the sole third party holder of units of TSR OP units contributed all of their TSR OP units to IROP in exchange for 1,925,419 of IROP units, plus cash in lieu of fractional IROP units, valued at $13,998.

Our board of directors declared the following distributions on our operating partnership’s LP units during 2016:

Month	Declaration Date	Record Date	Payment Date	Dividend Declared Per Share
January 2016	January 14, 2016	January 29, 2016	February 16, 2016	$0.06
February 2016	January 14, 2016	February 29, 2016	March 15, 2016	$0.06
March 2016	January 14, 2016	March 31, 2016	April 15, 2016	$0.06
April 2016	April 14, 2016	April 29, 2016	May 16, 2016	$0.06
May 2016	April 14, 2016	May 31, 2016	June 15, 2016	$0.06
June 2016	April 14, 2016	June 30, 2016	July 15, 2016	$0.06
July 2016	July 14, 2016	July 29, 2016	August 15, 2016	$0.06
August 2016	July 14, 2016	August 31, 2016	September 15, 2016	$0.06
September 2016	July 14, 2016	September 30, 2016	October 17, 2016	$0.06
October 2016	October 12, 2016	October 31, 2016	November 15, 2016	$0.06
November 2016	October 12, 2016	November 30, 2016	December 15, 2016	$0.06
December 2016	October 12, 2016	December 30, 2016	January 17, 2017	$0.06

Our board of directors declared the following distributions on our operating partnership’s LP units during the beginning of 2017:

Month	Record Date	Payment Date	Dividend Declared Per Share
January 2017	January 31, 2017	February 15, 2017	$0.06
February 2017	February 28, 2017	March 15, 2017	$0.06
March 2017	March 31, 2017	April 17, 2017	$0.06

Our board of directors declared the following distributions on our operating partnership’s LP units during 2015:

Month	Declaration Date	Record Date	Payment Date	Dividend Declared Per Share
January 2015	January 19, 2015	January 30, 2015	February 17, 2015	$0.06
February 2015	January 19, 2015	February 27, 2015	March 16, 2015	$0.06
March 2015	January 19, 2015	March 31, 2015	April 15, 2015	$0.06
April 2015	April 13, 2015	April 30, 2015	May 15, 2015	$0.06
May 2015	April 13, 2015	May 29, 2015	June 15, 2015	$0.06
June 2015	April 13, 2015	June 30, 2015	July 15, 2015	$0.06
July 2015	July 1, 2015	July 31, 2015	August 17, 2015	$0.06
August 2015	July 1, 2015	August 31, 2015	September 15, 2015	$0.06
September 2015	September 4, 2015	September 15, 2015	October 15, 2015	$0.034
September 2015	September 4, 2015	September 30, 2015	October 15, 2015	$0.026
October 2015	October 19, 2015	October 30, 2015	November 16, 2015	$0.06
November 2015	October 19, 2015	November 30, 2015	December 15, 2015	$0.06
December 2015	October 19, 2015	December 31, 2015	January 15, 2016	$0.06

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of December 31, 2016

(Dollars in thousands, except share and per share data)

NOTE 8: Equity Compensation Plans

Long Term Incentive Plan

In May 2016, our shareholders approved and our board of directors adopted an amended and restated Long Term Incentive Plan, or the incentive plan, which provides for the grants of awards to our directors, officers and full-time employees, full-time employees of our former advisor and its affiliates, full-time employees of entities that provide services to our former advisor, directors of our former advisor or of entities that provide services to it, certain of our consultants and certain consultants to our former advisor and its affiliates or to entities that provide services to our former advisor. The incentive plan authorizes the grant of restricted or unrestricted shares of our common stock, non-qualified and incentive stock options, restricted stock units, stock appreciation rights, dividend equivalents and other stock- or cash-based awards. In conjunction with the amendment, the number of shares of common stock issuable under the incentive plan was increased to 4,300,000 shares and the term of the incentive plan was extended to May 12, 2026.

       Under the incentive plan or predecessor incentive plans, we granted restricted shares and stock appreciation rights, or SARs, to employees of our former advisor.  These awards generally vested over a three-year period.  In addition, we granted unrestricted shares to our directors.  These awards generally vested immediately.

      A summary of the SARs activity of the incentive plan is presented below.

	2016		2015		2014
	SARs	Weighted Average Exercise Price	SARs	Weighted Average Exercise Price	SARs	Weighted Average Exercise Price
Outstanding, January 1,	351,000	$9.13	72,000	$8.20	-	$-
Granted	—		300,000	9.35	80,000	8.20
Expired	(2,000)	9.35	-	-	-	-
Exercised	(8,000)	8.20	(2,000)	8.20	-	-
Forfeited	(4,000)	9.35	(19,000)	9.11	(8,000)	-
Outstanding, December 31,	337,000	$9.15	351,000	$9.13	72,000	$8.20
SARs exercisable at December 31,	128,998		22,000		-

As of December 31, 2016, our closing common stock price was $8.92, which exceeds the exercise prices of some of the SARs. The total intrinsic value of SARs outstanding and exercisable at December 31, 2016 was $26.

The following table summarizes information about the SARs outstanding and exercisable as of December 31, 2016:

	SARs Outstanding		SARs Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Remaining Contractual Life
$8.20 - 9.35	337,000	2.95	128,998	2.84

As of December 31, 2016, the unearned compensation cost relating to unvested SAR awards was $71.

Our assumptions used in computing the fair value of the SARs issued during the years ended December 31, 2015 and 2014, using the Black-Scholes Option Pricing Model, are summarized below. There were no SARs issued during the year ended December 31, 2016.

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of December 31, 2016

(Dollars in thousands, except share and per share data)

	As of December 31
	2015	2014
Stock Price	$7.51	$9.31
Strike Price	$ 8.20-9.35	$8.20
Risk-free interest rate	1.1 - 1.2%	1.1%
Dividend yield	9.6%	7.7%
Volatility	34%	21%
Expected term	1.7 - 2.5 years	2.5 years

A summary of the restricted common share awards as of December 31, 2016, 2015 and 2014 of the incentive plan is presented below.

	2016		2015		2014
	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Balance, January 1,	117,000	$9.13	36,000	$8.20	-	$-
Granted	228,000	6.33	112,000	9.30	49,000	8.34
Vested	(60,661)	8.62	(24,000)	8.55	(13,000)	8.72
Forfeited	(3,334)	7.47	(7,000)	9.02	-	-
Balance, December 31,	281,005	$6.99	117,000	$9.13	36,000	$8.20

As of December 31, 2016, the unearned compensation cost relating to unvested restricted common share awards was $1,508. The estimated fair value of restricted common share awards vested during 2016 and 2015 was $427 and $221, respectively.

For the years ended December 31, 2016, 2015 and 2014 we recognized $1,222, $495 and $206 of stock compensation expense, respectively.

On February 28, 2017, our compensation committee awarded 143,679 restricted stock awards, valued at $9.19 per share, or $1,320 in the aggregate.  The restricted stock awards vest over a three-year period except for 6,585 awards that vested immediately.  In addition, our compensation committee awarded performance share units, or PSUs, to Eligible Officers under a newly adopted 2017 Annual Equity Award Program pursuant to the incentive plan.  The number of PSUs awarded will be based on attainment of certain performance criteria over a three-year period, with 226,469 PSUs granted for achieving the maximum performance criteria.

NOTE 9: Related Party Transactions and Arrangements

Fees and Expenses Paid to Our External Advisor

On December 20, 2016, in connection with our management internalization, we acquired our external Advisor and, therefore, fees and expenses to our external Advisor are no longer incurred.

As of September 25, 2015, we entered into the Second Amendment to the Second Amended and Restated Advisory Agreement.  The Second Amendment amended the advisory agreement to extend its term to October 1, 2020, and to provide for compensation to our external Advisor for periods subsequent to October 1, 2015, as follows:

•	Quarterly base management fee of 0.375% of our cumulative equity raised; and

•	Quarterly incentive fee equal to 20% of our core funds from operations, or Core FFO, as defined in the advisory agreement, in excess of $0.20 per share.

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of December 31, 2016

(Dollars in thousands, except share and per share data)

Prior to the Second Amendment, the Second Amended and Restated Advisory Agreement, which was effective as of May 7, 2013 through September 30, 2015, provided that our external Advisor was compensated as follows:

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

•	An incentive fee based on our pre-incentive fee Core FFO. The incentive fee was computed at the end of each fiscal quarter as follows:

•

no incentive fee in any fiscal quarter in which our pre-incentive fee Core FFO does not exceed the hurdle rate of 1.75% (7% annualized) of the cumulative gross amount of our equity capital we have obtained; and

•	20% of the amount of our pre-incentive fee Core FFO that exceeded 1.75% (7% annualized) of the cumulative gross proceeds from our issuance of equity securities.

For the years ended December 31, 2016, 2015 and 2014, our external Advisor earned $7,092, $4,984, and $1,582 of asset management fees, respectively.  It is noted that the quarterly asset management fee for the period ended December 31, 2016 was calculated by adjusting for the effect of the repurchase of our shares held by RAIT as described in Note 7: Stockholder Equity and Non-Controlling Interest as well as the purchase price for our management internalization as described in Note 3: Management Internlization.

For the years ended December 31, 2016, 2015, and 2014 our external Advisor earned $350, $629, and $154  of incentive fees, respectively. These fees are included within asset management fees in our consolidated statements of operations.

As of December 31, 2016 and 2015 we had liabilities payable to our external Advisor for asset management fees and incentive fees of $0 and $1,854, respectively.  These liabilities are presented within accounts payable and accrued expenses in the accompanying consolidated balance sheets.

Property Management Fees Paid to Our Property Manager

On December 20, 2016, in connection with our management internalization, we acquired property management agreements with respect to each of our properties from RAIT Residential, our previous property manager, which is wholly owned by RAIT.

We had entered into property management agreements with our previous property manager with respect to each of our properties.  Pursuant to these property management agreements, we paid our previous property manager property management and leasing fees on a monthly basis up to 4.0% of the gross revenues from a property for each month. Additionally, we may have paid our previous property manager a separate fee for the one-time initial rent-up or leasing-up of newly constructed properties. For the years ended December 31, 2016, 2015 and 2014 our previous property manager earned $4,769, $3,675, and $1,759 , respectively, of property management and leasing fees. As of December 31, 2016 and 2015, we had liabilities payable to our property manager for property management and leasing fees of $0 and $440, respectively.  These liabilities are presented within accounts payable and accrued expenses.

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of December 31, 2016

(Dollars in thousands, except share and per share data)

Dividends Paid to Affiliates of Our External Advisor

On October 5, 2016, we repurchased and retired all 7,269,719 shares of our common stock owned by RAIT.

As of December 31, 2016 and 2015, RAIT owned 0.0% and 15.5%  of the outstanding shares of our common stock, respectively.  For the years ended December 31, 2016, 2015 and 2014, we declared and subsequently paid dividends of $3,926, $5,234 and $5,126, respectively, related to shares of common stock owned by RAIT.

RAIT Indebtedness

During the year ended December 31, 2016, we repaid $38,075 of mortgage indebtedness with proceeds from two property dispositions.  This indebtedness was held by RAIT.  For the years ended December 31, 2016, we paid $486 in exit fees pursuant to the contractual terms of the mortgage indebtedness to RAIT.  Also for the years ended December 31, 2016, 2015, and 2014, we paid $361 $965, and $966 respectively, of interest to RAIT. There was accrued interest payable outstanding as of December 31, 2016.

Other Transactions with RAIT Subsequent to our Management Internalization (December 20, 2016 to December 31, 2016)

IRT paid RAIT $50 pursuant to the shared services agreement for the period ended December 31, 2016.  RAIT paid IRT $23 of property management fees.  IRT reimbursed RAIT $253 for compensation expense that RAIT paid to IRT employees.

NOTE 10: Earnings (Loss) Per Share

The following table presents a reconciliation of basic and diluted earnings (loss) per share for the years ended December 31, 2016, 2015 and 2014:

	For the Years Ended December 31
	2016	2015	2014
Net Income (loss)	$(9,555)	$30,156	$2,944
(Income) loss allocated to preferred shares	-	-	-
(Income) loss allocated to non-controlling interests	(246)	(1,914)	(4)
Net Income (loss) allocable to common shares	(9,801)	28,242	2,940
Weighted-average shares outstanding—Basic	52,182,427	36,153,673	21,315,928
Dilutive securities	-	6,601	216,743
Weighted-average shares outstanding—Diluted	52,182,427	36,160,274	21,532,671
Earnings (loss) per share—Basic	$(0.19)	$0.78	$0.14
Earnings (loss) per share—Diluted	$(0.19)	$0.78	$0.14

Certain IROP units, stock appreciation rights, or SARs, and unvested shares totaling 3,175,720, 3,156,184, and 1,282,450 for the years ended December 31, 2016, 2015 and 2014, respectively, were excluded from the earnings (loss) per share computation because their effect would have been anti-dilutive.

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of December 31, 2016

(Dollars in thousands, except share and per share data)

NOTE 11: Quarterly Financial Data (Unaudited)

The following table summarizes our quarterly financial data which, in the opinion of management, reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of our results of operations:

	For the Three-Month Periods Ended
	March 31	June 30	September 30	December 31
2016:
Total revenue	$38,666	$38,327	$38,364	$38,031
Net income (loss)	(46)	30,790	2,407	(42,706)
Net income (loss) allocable to common shares	(75)	28,987	2,267	(40,980)
Total earnings (loss) per share—Basic (1)	$—	$0.61	$0.05	$(0.61)
Total earnings (loss) per share—Diluted (1)	$—	$0.61	$0.05	$(0.61)
2015:
Total revenue	$21,657	$22,718	$25,492	$39,709
Net income (loss)	(241)	353	25,636	4,408
Net income (loss) allocable to common shares	(233)	337	24,015	4,123
Total earnings (loss) per share—Basic (1)	$(0.01)	$0.01	$0.71	$0.09
Total earnings (loss) per share—Diluted (1)	$(0.01)	$0.01	$0.71	$0.09

(1)	The summation of quarterly per share amounts do not equal the full year amounts.

NOTE 12: SEGMENT REPORTING

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

NOTE 13: COMMITMENTS AND CONTINGENCIES

Litigation

We are subject to various legal proceedings and claims that arise in the ordinary course of our business operations. Matters which arise out of allegations of bodily injury, property damage, and employment practices are generally covered by insurance. While the resolution of these matters cannot be predicted with certainty, we currently believe the final outcome of such matters will not have a material adverse effect on our financial position, results of operations or cash flows.

Other Matters

To the extent that a natural disaster or similar event occurs with more than a remote risk of having a material impact on the consolidated financial statements, we will disclose the estimated range of possible outcomes, and, if an outcome is probable, accrue an appropriate liability.

Lease Obligations

In connection with the management internalization, we assumed a lease obligation for office space in Chicago.  This office serves as the headquarters for our property management function.  As of December 31, 2016, the annual minimum rent due pursuant to this lease for each of the next five years and thereafter is estimated to be $148, $152, $156, $133, zero, and zero, respectively.

Independence Realty Trust

Schedule III

Real Estate and Accumulated Depreciation

As of December 31, 2016

(Dollars in thousands)

					Cost of
					Improvements,
					net of		Gross Carrying		Accumulated	Encumbrances
Property			Initial Cost		Retirements		Amount		Depreciation-	(Unpaid	Year of	Life of
Name	Description	Location	Land	Building	Land	Building	Land (1)	Building (1)	Building	Principal)	Acquisition	Depreciation
Crestmont	Apartment	Marietta, GA	$3,254	$13,017	$-	$866	$3,254	$13,883	$(3,317)	$(6,427)	2011	40
Runaway Bay	Apartment	Indianapolis, IN	3,079	12,318	-	694	3,079	13,012	(1,539)	(9,635)	2012	40
Reserve at Eagle Ridge	Apartment	Waukegan, IL	5,800	22,743	-	592	5,800	23,335	(1,772)	(18,850)	2014	40
Windrush	Apartment	Edmond, OK	1,677	7,464	-	244	1,677	7,708	(589)	—	2014	40
Heritage Park	Apartment	Oklahoma, OK	4,234	12,232	-	891	4,234	13,123	(1,061)	—	2014	40
Raindance	Apartment	Oklahoma, OK	3,503	10,051	-	730	3,503	10,781	(881)	—	2014	40
Augusta	Apartment	Oklahoma, OK	1,296	9,930	-	441	1,296	10,371	(801)	—	2014	40
Invitational	Apartment	Oklahoma, OK	1,924	16,852	-	569	1,924	17,421	(1,346)	—	2014	40
Kings Landing	Apartment	Creve Coeur, MO	2,513	29,873	-	299	2,513	30,172	(2,095)	(21,200)	2014	40
Carrington	Apartment	Little Rock, AR	1,715	19,526	-	914	1,715	20,440	(1,430)	(14,235)	2014	40
Arbors	Apartment	Ridgeland, MS	4,050	15,946	-	757	4,050	16,703	(1,215)	(13,150)	2014	40
Walnut Hill	Apartment	Cordova, TN	2,230	25,251	-	652	2,230	25,903	(1,622)	(18,650)	2014	40
Lenox Place	Apartment	Raleigh, NC	3,480	20,482	-	450	3,480	20,932	(1,262)	(15,991)	2014	40
Stonebridge Crossing	Apartment	Memphis, TN	3,100	26,223	-	819	3,100	27,042	(1,625)	(19,370)	2014	40
Bennington Pond	Apartment	Groveport, OH	2,400	14,828	-	557	2,400	15,385	(875)	(11,375)	2014	40
Prospect Park	Apartment	Louisville, KY	2,837	11,193	-	176	2,837	11,369	(588)	(9,230)	2014	40
Brookside	Apartment	Louisville, KY	3,947	16,502	-	453	3,947	16,955	(893)	(13,455)	2014	40
Jamestown	Apartment	Louisville, KY	7,034	27,730	-	996	7,034	28,726	(1,529)	(22,880)	2014	40
Meadows	Apartment	Louisville, KY	6,857	30,030	-	976	6,857	31,006	(1,622)	(24,245)	2014	40
Oxmoor	Apartment	Louisville, KY	7,411	47,095	-	906	7,411	48,001	(2,485)	(35,815)	2014	40
Stonebridge at the Ranch	Apartment	Little Rock, AR	3,315	27,954	-	264	3,315	28,218	(1,434)	(20,527)	2014	40
Iron Rock Ranch	Apartment	Austin, TX	5,860	28,911	-	502	5,860	29,413	(1,538)	(22,900)	2014	40
Bayview Club	Apartment	Indianapolis, IN	2,525	22,506	-	468	2,525	22,974	(967)	-	2015	40
Arbors River Oaks	Apartment	Memphis, TN	2,100	19,045	-	422	2,100	19,467	(637)	-	2015	40
Aston	Apartment	Wake Forest, NC	3,450	34,333	-	76	3,450	34,409	(1,078)	(25,050)	2015	40
Avenues at Craig Ranch	Apartment	McKinney, TX	5,500	42,054	-	114	5,500	42,168	(1,326)	(31,250)	2015	40
Bridge Pointe	Apartment	Huntsville, AL	1,500	14,306	-	144	1,500	14,450	(460)	-	2015	40
Creekstone at RTP	Apartment	Durham, NC	5,376	32,727	-	124	5,376	32,851	(1,035)	(23,008)	2015	40
Fountains Southend	Apartment	Charlotte, NC	4,368	37,254	-	63	4,368	37,317	(1,170)	(23,750)	2015	40
Fox Trails	Apartment	Plano, TX	5,700	21,944	-	320	5,700	22,264	(716)	-	2015	40
Lakeshore on the Hill	Apartment	Chattanooga, TN	925	10,212	-	181	925	10,393	(334)	-	2015	40
Millenia 700	Apartment	Orlando, FL	5,500	41,752	-	130	5,500	41,882	(1,317)	(29,175)	2015	40
Miller Creek at German Town	Apartment	Memphis, TN	3,300	53,504	-	71	3,300	53,575	(1,679)	-	2015	40
Pointe at Canyon Ridge	Apartment	Atlanta, GA	11,100	36,995	-	560	11,100	37,555	(1,208)	-	2015	40
St James at Goose Creek	Apartment	Goose Creek, SC	3,780	27,695	-	264	3,780	27,959	(905)	-	2015	40
Talison Row at Daniel Island	Apartment	Daniel Island, SC	5,480	41,409	-	150	5,480	41,559	(1,311)	(33,442)	2015	40
The Aventine Greenville	Apartment	Greenville, SC	4,150	43,905	-	34	4,150	43,939	(1,376)	(30,447)	2015	40
Trails at Signal Mountain	Apartment	Chattanooga, TN	1,200	12,895	-	288	1,200	13,183	(428)	-	2015	40
Vue at Knoll Trail	Apartment	Dallas, TX	3,100	6,077	-	98	3,100	6,175	(200)	-	2015	40
Waterstone at Brier Creek	Apartment	Raleigh, NC	4,200	34,651	-	87	4,200	34,738	(1,093)	(20,425)	2015	40
Waterstone Big Creek	Apartment	Alpharetta, GA	7,600	61,971	-	85	7,600	62,056	(1,943)	(49,680)	2015	40
Westmont Commons	Apartment	Asheville, NC	2,750	25,225	-	198	2,750	25,423	(809)	-	2015	40
Total Investment in Real Estate			$165,120	$1,066,611	$-	$17,625	$165,120	$1,084,236	$(51,511)	$(564,162)

Real Estate Held for Sale
Copper Mill	Apartment	Austin, TX	3,472	13,888	-	993	3,472	14,881	(3,667)	(6,998)	2011	40
Heritage Trace	Apartment	Newport News, VA	2,673	10,691	-	1,027	2,673	11,718	(2,930)	(5,237)	2011	40
The Crossings	Apartment	Jackson, MS	4,600	17,948	-	874	4,600	18,822	(1,580)	(15,313)	2013	40
Berkshire	Apartment	Indianapolis, IN	2,650	10,319	-	859	2,650	11,178	(1,031)	(8,478)	2013	40
Total Real Estate Held for Sale			$13,395	$52,846	$-	$3,753	$13,395	$56,599	$(9,208)	$(36,026)

Investments in Real Estate	For the Year Ended December 31, 2016	For the Year Ended December 31, 2015	For the Year Ended December 31, 2014
Balance, beginning of period	$1,372,015	$689,112	$190,096
Additions during period:
Acquisitions	—	707,268	495,998
Improvements to land and building	10,664	8,941	4,159
Deductions during period:
Dispositions of real estate	(63,329)	(33,306)	(1,141)
Reclassification to held for sale	(69,994)	—	—
Balance, end of period:	$1,249,356	$1,372,015	$689,112
Balance, end of period - held for sale:	$69,994	$—	$—

Accumulated Depreciation	For the Year Ended December 31, 2016	For the Year Ended December 31, 2015	For the Year Ended December 31, 2014
Balance, beginning of period	$39,638	$23,376	$15,775
Depreciation expense	31,085	20,888	8,742
Dispositions of real estate	(10,004)	(4,626)	(1,141)
Reclassification to held for sale	(9,208)	—	—
Balance, end of period:	$51,511	$39,638	$23,376
Balance, end of period - held for sale:	$9,208	$—	$—

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 Framework). Based on this assessment, management believes that, as of December 31, 2016, our internal control over financial reporting is effective.

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

This disclosure below is intended to satisfy any obligation of ours to provide disclosures pursuant to the following items of Form 8-K: Item 1.01 “Entry into a Material Definitive Agreement”, Item 5.02 “Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers” and Item 5.03 “Amendments to Articles of Incorporation or Bylaws; Change in Fiscal Year.”

Item 1.01.Entry into a Material Definitive Agreement.

On March 3, 2017, the Board of Directors (the “Board”) of IRT approved a form of director’s and officer’s indemnification agreement (the “D&O Indemnification Agreement”).  The D&O Indemnification Agreement indemnifies directors and officers who are parties thereto with indemnification rights arising out of, or relating to, their service as directors and officers of IRT or where they serve at the request of IRT as an officer, director, representative or other agent at another entity.  The D&O Indemnification Agreement also provides for the directors and officers who are parties thereto with certain rights to advancement of expenses incurred in defending a proceeding in advance of the disposition of any proceeding for which indemnification rights may be available pursuant to the D&O Indemnification Agreement. The foregoing description of the form of D&O Indemnification Agreement does not purport to be complete and is qualified in its entirety by reference to the complete text of the form of D&O Indemnification Agreement, a copy of which is attached to this Annual Report as Exhibit 10.7.2 and incorporated by reference herein in this Item 1.01 in its entirety.

Item 5.02. Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

The information included in Item 1.01 relating to the IRT’s form of D&O Indemnification Agreement is incorporated by reference in this Item 5.02.

Effective February 28, 2017,  the compensation committee (the “Compensation Committee”) of the board of directors (the “Board”) of Independence Realty Trust, Inc. (“IRT”) approved awards under Independence Realty Trust, Inc. Long Term Incentive Plan (as amended and restated May 12, 2016) (the “2016 Plan”) for three of IRT’s executive officers (the “Eligible Officers”).  These awards included awards intended to qualify as “qualified performance-based compensation” under section 162(m) of Internal Revenue Code and Article X of the 2016 Plan.  The Compensation Committee adopted an Annual Cash Bonus Plan (the “Annual Cash Bonus Plan”) pursuant to the 2016 Plan and made the awards thereunder (“2017 Cash Bonus Awards”) to the Eligible Officers setting forth the basis on which the Eligible Officers could earn cash bonuses for 2017.  In addition, the Compensation Committee adopted an Annual Equity Award Program (the “Equity Program”) pursuant to the 2016 Plan and made awards thereunder (the “2017 Equity Awards ”) to the Eligible Officers setting forth the basis on which the Eligible Officers could earn and vest in equity compensation over the years 2017 through 2020.  The Eligible Officers are Scott F. Schaeffer, IRT’s Chairman and Chief Executive Officer, Farrell M. Ender, IRT’s President, and James J. Sebra, IRT’s Chief Financial Officer and Treasurer.  The terms of the 2017 Cash Bonus Awards and the 2017 Equity Awards are described below.  On February 28, 2017, the Compensation Committee also made a separate award which vested immediately of 624 shares of IRT common stock under the 2016 Plan to Mr. Ender.

2017 Cash Bonus Awards

Beginning with IRT’s 2017 fiscal year, the Compensation Committee is implementing the new Annual Cash Bonus Plan that it believes will incentivize the Eligible Officers to produce a high level of operational performance by explicitly linking the majority of their annual bonuses to certain objectives and formulaic metrics that the Compensation Committee believes are important drivers in the creation of shareholder value, while also rewarding more subjective elements of each Eligible Officer’s performance through a subjective component.  This new program will set forth a target cash bonus award level for each Eligible Officer participant composed of two components, as described below:

•

“Objective/Formulaic Component” — the objective/formulaic component of the Annual Cash Bonus Award that may be earned by each Eligible Officer will be determined by IRT’s performance relative to specified objective performance criteria established by the Compensation Committee as described below.

•	“Subjective Component” – the subjective component of the Annual Cash Bonus Award may be determined based on the Compensation Committee’s subjective evaluation of such participant’s performance.

•

Allocation of Components and Calculation of the Annual Cash Bonus Award. For 2017, the 2017 Cash Bonus Awards are allocated 75% to the objective/formulaic component and 25% to the subjective component.   The amount of the 2017 Cash Bonus Award of any Eligible Officer will be calculated by: (a) determining the sum of the results of multiplying the 2017 weighting for each metric (described below) by the Relevant Percentage (described below) achieved with respect to each metric, (b) multiplying such sum by the objective criteria allocation of 75% to obtain a percentage referred to as the “Objective Criteria Bonus Earned”, (c) determining the result of multiplying the subjective criteria Relevant Percentage by the subjective criteria allocation of 25% to obtain to obtain a percentage referred to as the “Subjective Criteria Bonus Earned”, (d) multiplying the 2017 base salary of the relevant Eligible Officer by the sum the Objective Criteria Bonus Earned and the Subjective Criteria Bonus Earned.   The actual 2017 Annual Cash Bonus Award earned by a participant may range from 0% to each Eligible Officer’s maximum Relevant Percentage of base salary based on actual performance for the year.

The individual 2017 Cash Bonus Award ranges, as a percentage (each, a “Relevant Percentage”) of base salary for Threshold, Target and Maximum performance levels for each of the Eligible Officers as follows:

		2017 Cash Bonus Award Ranges
Executive	2017 Base Salary	Threshold	Target	Maximum
Scott F. Schaeffer	$618,600	100%	164%	250%
Farrell M. Ender	$308,600	57%	117%	177%
James J. Sebra	$398,600	50%	100%	150%

	2017 Cash Bonus Award
Executive	Threshold	Target	Maximum
Scott F. Schaeffer	$618,600	$1,015,000	$1,546,500
Farrell M. Ender	$176,000	$ 361,000	$ 546,000
James J. Sebra	$199,300	$ 398,600	$ 597,900

Objective/Formulaic Criteria

The Compensation Committee has established the following objective performance metrics to be utilized in determining any payout with respect to the 2017 Cash Bonus Awards weighted based on these performance measurements with their 2017 relative weighting:

Objective Performance Criteria	2017 Weighting
CORE FFO per share	40%
The increase in same store property net operating income as compared to the previous year	20%
Property net operating income margin	15%
General and Administrative expenses (excluding stock based compensation) as a percentage of revenues	15%
IRT’s ratio of net debt to Adjusted EBITDA	10%

All of these objective performance criteria shall be calculated in a manner consistent with how IRT discloses the metric in its public reporting; provided that the Compensation Committee will retain discretion to adjust the calculation of these metrics if it determines, due to unanticipated business developments, transactions or other factors affecting the calculation of such metrics, that such an adjustment would enhance incentivizing or rewarding actions in the best interests of IRT’s stockholders.  The actual 2017 Cash Bonus Award payment realized by an Eligible Officer with respect to each applicable metric will depend on IRT’s achievement of at least the “Threshold” level of performance established by the Compensation Committee with respect to that metric.  There will be no 2017 Cash Bonus Award payable for that metric in the event IRT achieves less than the Threshold level.   IRT’s achievement of the Threshold level for a designated metric will result in a payout of such Eligible Officer’s Relevant Percentage of the proportion of the 2017 Cash Bonus Award allocated to that metric; the achievement of the Target level for a designated metric will result in a payout of such Eligible Officer’s Relevant Percentage of the proportion of the 2017 Cash Bonus Award allocated to that metric; and the achievement of the Maximum level for a designated metric will result in a payout of such Eligible Officer’s Relevant Percentage of the proportion of the 2017 Cash Bonus Award allocated to that metric. If the calculated percentage is between Threshold and Target or between Target and Maximum for an annual performance period, then the earned percentage will be prorated.   See “Allocation of Components and Calculation of the Annual Cash Bonus Award” above for a description of how the 2017 Cash Bonus Awards will be calculated.

Subjective Criteria

The Subjective Bonus Award portion of each Eligible Officer’s Cash Bonus will be based on the Compensation Committee’s subjective evaluation of the Eligible Officer’s performance relative to achieving specified individual criteria established for 2017 for each participant, which the Compensation Committee has determined are also important elements of each Eligible Officer’s contribution to the creation of overall shareholder value.  These include the following elements; provided that the Compensation Committee will retain discretion to add or modify subjective criteria if it determines, due to unanticipated business developments, transactions or other factors affecting IRT, that such additions or modifications to the subjective criteria would enhance incentivizing or rewarding actions in the best interests of IRT’s stockholders:

oBroaden Company’s institutional shareholder base. oPursue financial transactions to lower cost of capital, extend debt maturities and enhance liquidity profile	oIncrease analyst coverage of the Company oComplete systems separation from RAIT Financial Trust (“RAIT”), including staffing and back office requirements in 2017.

The Eligible Officer’s achievement of the Threshold level for subjective criteria will result in a payout of such Eligible Officer’s Relevant Percentage of the proportion of the 2017 Cash Bonus Award allocated to subjective criteria; the achievement of the Target level for subjective criteria will result in a payout of such Eligible Officer’s Relevant Percentage of the proportion of the 2017 Cash Bonus Award allocated to that metric; and the achievement of the Maximum level for subjective criteria will result in a payout of such Eligible Officer’s Relevant Percentage of the proportion of the 2017 Cash Bonus Award allocated to subjective criteria. If the calculated percentage is between Threshold and Target or between Target and Maximum for an annual performance period, then the earned percentage will be prorated. See “Allocation of Components and Calculation of the Annual Cash Bonus Award” above for a description of how the 2017 Cash Bonus Awards will be calculated.

Cash Bonus Award Payments

•

All Cash Bonus Award payments will be made in the year following the completion of the annual performance period to which the Cash Bonus Award payment relates.  The actual payment to each Eligible Officer will be made as soon as practical after final certification of the underlying performance results and approval of such payment by the Compensation Committee; provided, however, that, in order to comply with certain rules concerning the regulation of deferred compensation under the Internal Revenue Code of 1986, as amended, in no event will any such payment be made later than March 15 of such year.

•

An Eligible Officer who terminates employment with IRT prior to the conclusion of any applicable performance period with respect to which an applicable Cash Bonus Award payment relates will not receive a Cash Bonus Award payment, except that:

o

In the event of such participant’s death or disability (as defined in the relevant Eligible Employee’s employment agreement, or, if not so defined, determined in accordance with the 2016 Plan) (“Disability”) prior to the end of the annual performance period, an otherwise eligible participant may receive a Cash Bonus Award payment in the amount of such participant’s full Cash Bonus Award, as determined by the Compensation Committee, provided a Cash Bonus Award was approved for such participant for the applicable performance period.

o

In the event of the termination of such participant’s employment, other than voluntarily or for Cause (as defined in the relevant employment agreement for each Eligible Officer), following a Change of Control (as defined in the relevant Eligible Employee’s employment agreement, or, if not so defined, in the 2016 Plan) but prior to end of the annual performance period, an otherwise eligible participant may receive an Cash Bonus Award payment in the amount of such participant’s full Cash Bonus Award, as determined by the Compensation Committee, provided a Cash Bonus Award was approved for such participant for the applicable annual performance period.

2017 Equity Awards

The Compensation Committee also is granting restricted share Equity Award under the 2017 Equity Awards Plan consisting of the following two components:

•

“Performance Component” - 75% of the value of each Eligible Officer’s 2017 potential Equity Award will be based on the attainment of absolute and relative Total Shareholder Return (“TSR”) hurdles over a three-year period, which include both share price appreciation and reinvestment of common stock dividends, as well as a subjective evaluation of the achievement of strategic objectives.   This component consists of Performance Share Unit Awards (the “2017 PSUs”) authorized by the Compensation Committee under the Equity Program adopted pursuant to the 2016 Plan, with the number of shares of IRT common stock (“Common Shares”) issued or their equivalent value in cash paid, at the Compensation Committee’s option, at the conclusion of the relevant performance period. The number of 2017 PSUs earned will be determined (a) for 80% by IRT’s performance for the three year period commencing January 1, 2017 and ending December 31, 2019 relative to two long term performance metrics established by the Compensation Committee, as described in greater detail below, and (b) for 20% of the awards, by the Compensation Committee’s subjective evaluation of the Eligible Officer’s contribution to the creation of overall stockholder value.

•

The actual number of 2017 PSUs earned by a participant may range from 0% to 150% of target based on actual performance for the performance period. The performance based awards vest 50% at December 31, 2019 based on performance for 2017-2019, and the 50% balance, consisting of the same number of shares that were awarded at December 31, 2019, become time vesting and vest one year thereafter, subject to forfeiture in such year only in the event IRT has terminated the Eligible Officer’s employment for cause or the Eligible Officer has resigned without good reason as determined, in each situation, under such Eligible Officer’s employment agreement. The Compensation Committee currently intends to redeem any vested 2017 PSUs with Common Shares, subject to the availability of shares of IRT common stock under the 2016 Plan at the time of vesting.

Performance Criteria	2017 Weighting	Threshold	Performance Criteria Target	Maximum
Relative 3-year TSR(1)	60%	30th percentile	50th percentile	75th percentile
Absolute 3-Year TSR	20%	22.50%	33.75%	45.00%
Strategic Objectives	20%		Subjective

(1) For purposes of determining the Company’s achievement against this metric, the Company’s TSR will be compared to the constituents of the FTSE NAREIT Apartment Index (the “Index”) over the performance period, using the relative percentile ranking approach for all constituents that are included in the Index over the full performance period.

No awards will be earned if below Threshold performance is achieved for a particular metric.

•

“Time-Based Component” - The remaining 25% of the potential Equity Award will be time-based.   This component consists of Restricted Stock Awards (the “2017 Stock Awards”) authorized by the Compensation Committee under the Equity Program adopted pursuant to the 2016 Plan,.  The shares of IRT common stock subject to the Annual Restricted Share Awards will vest 25% per annum on the first four anniversaries from the date of grant.

Number of PSUs and 2017 Stock Awards

The number of 2017 PSUs awarded is set forth below and was determined by dividing the maximum dollar amount of the award that may be earned by IRT’s closing stock price on the NYSE MKT on February 28, 2017, the grant date, $9.19, based on the following proposed individual award opportunities.  The number of shares awarded for 2017 Stock Awards is set forth below and was determined by dividing the dollar amount of the award based by such closing stock price.

			Performance-Based Award
Executive	Total Target Award	Time-Based Award	Threshold	Target	Maximum
Scott F. Schaeffer	$1,000,000	$250,000	$375,000	$750,000	$1,125,000
Farrell M. Ender	400,000	100,000	150,000	300,000	450,000
James J. Sebra	450,000	112.500	168,750	337,500	506,250

Executive	Number of 2017 Stock Awards	Number of 2017 PSUs
Scott F. Schaeffer	27,203	122,416
Farrell M. Ender	10,881	48,966
James J. Sebra	12,242	55,087

Additional Terms of the 2017 Equity Awards

Dividends will be paid with respect to outstanding 2017 Stock Awards, subject to forfeiture prior to vesting. Dividend equivalents will not be paid on the 50% of the 2017 PSUs that have met the 3 year performance based criteria and have vested, but dividend equivalents will be paid on the remaining 50 % of the 2017 PSUs only for the year during which they time vest, subject to forfeiture prior to vesting. No dividend equivalents will be paid while the 2017 PSUs are subject to performance criteria. Dividend equivalents will accrue only on the portion of the 2017 PSUs which have met the performance criteria and remain subject only to time vesting.

The 2017 Stock Awards will have voting rights and the 2017 PSUs will not have any voting rights.

Any Eligible Officer whose employment is terminated will forfeit any unvested 2017 Equity Awards except with respect to 2017 PSUs in the event of a Qualified Termination or Retirement as described below and except where such Eligible Officer’s employment agreement with IRT provides for accelerated vesting in defined circumstances.

If an Eligible Officer’s employment is terminated due to death or disability and other than voluntarily or for cause (as defined in the relevant employment agreement for each Eligible Officer) (a “Qualified Termination”) prior to the conclusion of the 3-year performance period applicable to such Eligible Officer’s 2017 PSUs, then such performance period will be shortened to conclude on the date of such Qualified Termination (a “Shortened Performance Period”). In such event, the Compensation Committee will determine within three months after the date of such Qualified Termination the number of 2017 PSUs earned by such Eligible Officer, if any, for such Shortened Performance Period in accordance with the performance criteria established for such award. The Eligible Officer’s earned 2017 PSUs, if any, will vest as of the date that the Compensation Committee determines the achievement of such performance criteria and will not be subject to the additional time based vesting period. The number of 2017 PSUs eligible to be earned shall be determined on a pro rata basis by multiplying the number of 2017 PSUs issued to such Eligible Officer by a fraction, the numerator is the number of days in the Shortened Performance Period and the denominator of which is the number of days in the original 3-year Performance Period. With respect to earned 2017 PSUs held by the Officer for which the Performance Period is complete but for which the additional time-based vesting period is incomplete prior to the Eligible Officer’s Qualified Termination, any restrictions on such earned awards shall lapse and such earned awards shall automatically become fully vested as of the date of such Qualified Termination.

In the event of an Eligible Officer’s “Retirement” (as defined below), the 2017 PSUs will vest in the following manner. If such Retirement occurs during the performance period, the number of 2017 PSUs vested will be determined on a pro rata basis by multiplying the 2017 PSUs earned in the performance period by a fraction, the numerator is the number of days from the beginning of the performance period to the date of such Retirement and the denominator of which is the total number of days in the 3-year performance period. If an Eligible Officer’s Retirement occurs after the performance period, 100% of the 2017 PSUs earned in the performance period will vest upon Retirement. The above notwithstanding in no event will any 2017 PSUs vest if the performance targets are not met. “Retirement” is defined in the 2017 PSUs as the Eligible Officer’s voluntary separation of employment following satisfaction of the “Rule of 70.” The Rule of 70 will be satisfied upon (1) completion of at least fifteen (15) years of service with IRT or its related entities; (2) attainment of age 55 and (3) such Eligible Officer’s combined age and service equals at least 70. An Eligible Officer may separate upon Retirement subject to providing at least six (6) months’ advance notice to IRT and entering into a separate three-year non-competition and non-solicitation agreement if requested. In the event the 2017 PSUs vest due to Retirement, 50% of the vested 2017 PSUs will be redeemable as of the relevant determination date and the remaining 50% will be redeemable on the first anniversary of the last day of the performance period.

Clawback Policy

Awards made under the 2017 Cash Bonus Awards and the 2017 Equity Awards for the Eligible Officers are subject to a clawback policy which will allow IRT to recover amounts paid to such officer pursuant to such awards to the extent that the Compensation Committee, following an appropriate investigation and consideration of all relevant circumstances, determines that such officer has engaged in fraud or willful misconduct that caused the requirement for a material accounting restatement of IRT’s financial statements due to material noncompliance with any financial reporting requirement (excluding any restatement due solely to a change in accounting rules).

Item 5.03 Amendments to Articles of Incorporation or Bylaws; Change in Fiscal Year.

On March 3, 2017, the Board approved amendments to amend and restate IRT’s bylaws, effective as of March 3, 2017 (the “Bylaws”).  The Bylaws have not been  amended since they were last filed with the U.S. Securities and Exchange Commission (the “SEC”) on May 13, 2013 as an exhibit to IRT’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013. The amendments to the Bylaws, particularly the amendments to the advance notice provisions thereof,  (i) enhance the information that the Board would have access to about the persons deemed to be proposing director nominees and/or stockholder proposals and further the Board’s ability to make informed recommendations to stockholders relating thereto; (ii) enhance the information that the Board would have access to about proposed nominees and/or stockholder proposals and further the Board’s ability to make informed recommendations to stockholders relating thereto; and (iii) enhance the information that IRT would have access to in preparing proxy materials commenting on any stockholder proposed nominees and/or stockholder proposals. Among other things, the amendments to the Bylaws:

•

Amend the provisions relating to how an annual meeting of IRT’s stockholders is called to provide that the date, time and place of an annual meeting shall be fixed by a resolution of the Board adopted by a majority of the total number of authorized directors (whether or not there exists any vacancies in the previously authorized directorships at the time any such resolution is presented to the Board);

•

Specify certain procedural matters relating to the requirements for any business to be brought before an annual meeting of stockholders, including, but not limited to, the prerequisites for a stockholder to bring any proposal before an annual meeting of stockholders including that the making of such proposal must be permitted by applicable law, IRT’s Articles of Restatement (the “Articles of Restatement”) and the Bylaws and must comply with the notice and other procedures contained in the Bylaws in all applicable respects;

•

Amend the provisions related to the  advance notice of stockholder proposals required to be submitted to IRT in connection with business intended to be brought before an annual meeting of stockholders (the “Proposal Notice”), including, but not limited to, provisions that:

o

Provide for a defined term, “Proposing Person,” to encompass the individuals for whom information will be required to be included in a Proposal Notice or Nominating Notice (as defined below), as the case may be, and defining “Proposing Person” to include (i) the stockholder providing the applicable notice, (ii) the beneficial owner of IRT’s capital stock, if different, on whose behalf the applicable notice is given, (iii) any “affiliate” or “associate” (as such terms are defined in the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) of such stockholder or beneficial owner, (iv) each other person who is “Acting in Concert” (as defined below) with such stockholder or beneficial owner, persons who are members of any Schedule 13D group (as such term is used in Rule 13d-5 under the Exchange Act) with such stockholder or beneficial owner, and (v) persons who are participants in any solicitation of proxies by such stockholder or beneficial owner;

o

Provide that a person shall be deemed to be “Acting in Concert” with another person if such person knowingly acts (whether or not pursuant to an express agreement, arrangement or understanding) in concert with, or towards a common goal relating to the management, governance or control of IRT in parallel with, such other person where (A) each person is conscious of the other person’s conduct or intent and this awareness is an element in their decision-making processes and (B) at least one additional factor suggests that such persons intend to act in concert or in parallel, which such additional factors may include, without limitation, exchanging information (whether publicly or privately), attending meetings, conducting discussions, or making or soliciting invitations to act in concert or in parallel; provided, that a person shall not be deemed to be Acting in Concert with any other person solely as a result of the solicitation or receipt of revocable proxies from such other person in response to a solicitation made pursuant to, and in accordance with, Section 14(a) of the Exchange Act by way of a proxy or consent solicitation statement filed on Schedule 14A. A person Acting in Concert with another person shall be deemed to be Acting in Concert with any third party who is also Acting in Concert with such other person;

o

Further specify the information required to be provided by Proposing Persons in respect of the business proposed in their Proposal Notice, including, but not limited to, the following information regarding such persons:

▪	the name and address of the Proposing Person, as they appear on IRT’s stock transfer books.

▪

their ownership, direct and indirect, in IRT’s securities, including any shares, owned beneficially (as defined in Rule 13d-3 (or any successor thereof) under the Exchange Act) and/or held of record by such persons (including any shares of any class or series of IRT as to which such person has a right to acquire beneficial ownership at any time in the future, whether such right is exercisable immediately, only after the passage of time or only upon the satisfaction of certain conditions precedent), the dates on which such shares were acquired and the investment intent of such acquisition of shares at the time they were acquired;

▪

a description in reasonable detail of any pending, or to the knowledge of any such persons, threatened legal proceeding in which any Proposing Person is a party or participant involving IRT or any officer, director, affiliate or associate of IRT;

▪

a description in reasonable detail of any relationship (including any direct or indirect interest in any agreement, arrangement or understanding, written or oral) between any Proposing Person and IRT or any director, officer, affiliate or associate of IRT;

▪

a description in reasonable detail of any derivative interests that are directly or indirectly, held or maintained by such persons with respect to any shares of any class or series of shares of IRT’s securities (including any short position or any borrowing or lending of shares of stock) that has been made by or on behalf of such persons, the effect or intent of any of the foregoing being to mitigate loss to, or to manage risk of stock price changes for, any such persons or any of their “affiliates” or “associates” (as such terms are defined in Rule 12b-2 of the Exchange Act) or to increase or decrease the voting power or pecuniary or economic interest of such persons or any of their affiliates or associates with respect to stock of IRT, including any security or instrument that would not otherwise constitute a “derivative security” (as such term is defined in Rule 16a-1(c) under the Exchange Act) as a result of any feature that would make any conversion, exercise or similar right or privilege of such security or instrument becoming determinable only at some future date or upon the happening of a future occurrence;

▪

a description in reasonable detail of any agreement, arrangement or understanding (including any short position or any borrowing or lending of shares of stock) that has been made by or on behalf of a Proposing Person, the effect or intent of any of the foregoing being to mitigate loss to, or to manage risk of stock price changes for, any Proposing Person or to increase or decrease the voting power or pecuniary or economic interest of such Proposing Person or any of its affiliates or associates with respect to stock of IRT;

▪

a description in reasonable detail of any proxy, contract, arrangement, understanding or relationship, written or oral and formal or informal, between such Proposing Person and any other person or entity (naming each such person or entity) pursuant to which the Proposing Person has a right to vote any shares of IRT;

▪

a description in reasonable detail of any rights to dividends on the shares of any class or series of shares of IRT directly or indirectly held of record or beneficially by such Proposing Person that are separated or separable from the underlying shares of IRT;

▪

a description in reasonable detail of any performance-related fees (other than an asset-based fee) to which the Proposing Person may be entitled as a result of any increase or decrease in the value of shares of IRT or any of its derivative securities;

▪	any direct or indirect interest of such Proposing Person in any contract or agreement with IRT, or any affiliate or associate of IRT (naming such affiliate or associate);
▪

a description in reasonable detail of all agreements, arrangements and understandings, written or oral, formal or informal (1) between or among any of the Proposing Persons or (2) between or among any of the Proposing Persons and any other person or entity (naming each such person or entity) in connection with or related to the proposal of business by a stockholder, including without limitation, (A) any understanding, formal or informal, written or oral, that any Proposing Person may have reached with any stockholder of IRT (naming each such stockholder) with respect to how such stockholder will vote its shares in IRT at any meeting of IRT’s stockholders or take other action in support of or related to any business proposed, or other action to be taken, by the Proposing Person, and (B) any agreements that would be required to be disclosed by any Proposing Person or any other person or entity pursuant to Item 5 or Item 6 of a Schedule 13D that would be filed pursuant to the Exchange Act and the rules and regulations promulgated thereunder (regardless of whether the requirement to file a Schedule 13D is applicable to the Proposing Person or other person or entity); and

▪

all other information relating to such Proposing Persons that would be required to be disclosed in a proxy statement or other filing required to be made by any Proposing Persons in connection with the contested solicitation of proxies or consents (even if a contested solicitation is not involved) by such persons in support of the business proposed to be brought before the stockholders’ meeting pursuant to Section 14(a) and Regulation 14A under the Exchange Act;

o

Further specify, as to each item of business that the stockholder giving the Proposal Notice proposes to bring before the annual meeting, the information required to be provided about such proposed business, including, but not limited to the following:

▪

a description in reasonable detail of the business desired to be brought before the meeting and the reasons (including the text of any reasons for the business that would be disclosed in any proxy statement or supplement thereto to be filed with the SEC) detailing why such stockholder or any other Proposing Person believes that the taking of the action or actions proposed to be taken would be in the best interests of IRT and its stockholders;

▪	the text of the proposal or business (including the text of any resolutions proposed for consideration);
▪

a description in reasonable detail of any interest of any Proposing Person in such business, including any anticipated benefit to the stockholder or any other Proposing Person therefrom, including any interest that would be disclosed to IRT’s stockholders in any proxy statement to be distributed to IRT’s stockholders; and

▪

all other information relating to such proposed business that would be required to be disclosed in a proxy statement or other filing required to be made by any of the Proposing Persons in connection with the solicitation of proxies or consents (even if a contested solicitation is not involved) in support of such proposed business by one or more Proposing Persons pursuant to Section 14(a) and Regulation 14A under the Exchange Act.

o

Require the Proposing Person to, from time to time, update and supplement the information provided by such stockholder in its Proposal Notice such that the information contained in the Proposal Notice is true, correct and complete in all respects;

o

Include a provision that allows IRT, the Board or any duly authorized committee thereof to request the Proposing Person to provide written verification of the accuracy of the information contained in the Proposal Notice;

o

Require that the Proposal Notice include a representation as to whether any Proposing Person intends to deliver a proxy statement and form of proxy to holders of at least the percentage of IRT’s outstanding capital stock entitled to vote and required to approve the proposed business described in the Proposal Notice and, if so, identifying each such Proposing Person;

o

Require that the Proposal Notice include a representation that the stockholder or its qualified representative intends to appear in person at the meeting (unless such meeting is held by means of remote communication and, in such case, a representation that the stockholder or its qualified representative shall appear at the meeting by means of remote communication) to propose the actions specified in the Proposal Notice and to vote all proxies solicited;

o

Require a stockholder to specifically identify in the Proposal Notice by way of an express reference how the information being provided is intended to comply with a specific advance notice requirement of the Bylaws;

o

Specify that a stockholder must set forth in writing directly within the body of the Proposal Notice (as opposed to being incorporated by reference from any other document or writing not included with, and made a part of, the Proposal Notice) all the information required to be included in the Proposal Notice pursuant to the Bylaws;

o

Clarify that the advance notice requirements for a Proposal Notice are not intended to require a broker, dealer, commercial bank, trust company or other nominee to include any information relating to their ordinary course business activities when they are directed to prepare and submit a Proposal Notice on behalf of an unaffiliated beneficial owner of IRT’s shares;

o

Specify that a stockholder submitting the Proposal Notice, by its delivery to IRT, represents and warrants that all information contained therein is true, accurate and complete in all respects, contains no false and misleading statements and such stockholder acknowledges that it intends for IRT and the Board to rely on such information as (i) being true, accurate and complete in all respects, without regard to what other information may be publicly available but not contained in the Proposal Notice, and (ii) not containing any false and misleading statements;

o

Require that, notwithstanding any notice of the annual meeting sent to stockholders on behalf of IRT, a stockholder must separately provide a Proposal Notice in accordance with the Bylaws to conduct business at any stockholder meeting and further clarifying that, if the stockholder’s proposed business is the same or relates to business brought by IRT and included in IRT’s annual meeting notice, the stockholder is nevertheless still required to comply with the advance notice of business provisions of the Bylaws and give its own separate and timely Proposal Notice to the Secretary of IRT which complies in all respects with the applicable requirements of the Bylaws;

o

Provide that, in addition to the requirements contained in the Bylaws, a Proposing Person must also comply with all applicable requirements of the Exchange Act and Maryland law with respect to any business that may be sought to be brought before an annual meeting of stockholders and any solicitations of proxies in connection therewith;

o	Provide that in no event shall any adjournment or postponement of an annual meeting or the announcement thereof commence a new time period for the giving of a Proposal Notice;
o	Provide that the Bylaws’ advance notice provisions shall be the exclusive means for any stockholder of IRT to propose business to be brought before an annual meeting of stockholders; and

o	Provide that the Bylaws’ advance notice provisions shall not be deemed to affect the rights of stockholders to submit proposals pursuant to, and in compliance with, Rule 14a-8 of the Exchange Act.

•

Specify certain procedural matters relating to the requirements for any director nominations to be brought before a stockholders’ meeting, including, but not limited to, the prerequisites for a stockholder to bring a proposed director nomination before a stockholders’ meeting;

•	Amend the provisions related to the advance notice of proposed director nominations, including, but not limited to, revisions to:
o

Further specify the information required to be provided by Proposing Persons in their advance notice of proposed nominations of candidates for election to the Board (the “Nominating Notice”) which includes, as to each Proposing Person, substantially the same information about such Proposing Person that is required to be included in a Proposal Notice, as more fully discussed above, except that any reference to “business” or “proposal” therein will be deemed to refer to the “nomination” of a director or directors by a stockholder which is proposed in a Nominating Notice;

o	Further specify the information required to be provided in the Nominating Notice about each person being proposed as a nominee for election to the Board, including, but not limited to, the following:
▪	all information with respect to such proposed nominee that would be required to be set forth in a Nominating Notice if such proposed nominee was a Proposing Person;

▪

a description in reasonable detail of any and all litigation, whether or not judicially resolved, settled or dismissed, relating to the proposed nominee’s past or current service on the Board (or similar governing body) of any Corporation, limited liability company, partnership, trust or any other entity where a legal complaint filed in any state or federal court located within the United States alleges that the proposed nominee committed any act constituting (a) a breach of fiduciary duties, (b) misconduct, (c) fraud, (d) breaches of confidentiality obligations, and/or (e) a breach of the entity’s code of conduct applicable to directors;

▪

to the extent that such proposed nominee has been convicted of any past criminal offenses involving dishonesty or a breach of trust or duty, a description in reasonable detail of such offense and all legal proceedings relating thereto;

▪

to the extent that such proposed nominee has ever been suspended or barred by any governmental authority or self-regulatory organization from engaging in any profession or participating in any industry, or has otherwise been subject to a disciplinary action by a governmental authority or self-regulatory organization that provides oversight over the proposed nominee’s current or past profession or an industry that the proposed nominee has participated in, a description in reasonable detail of such action and the reasons therefor;

▪

to the extent that such proposed nominee has been determined by any governmental authority or self-regulatory organization to have violated any federal or state securities or commodities laws, including but not limited to, the Securities Act of 1933, as amended, the Exchange Act or the Commodity Exchange Act, a description in reasonable detail of such violation and all legal proceedings relating thereto;

▪

all information relating to such proposed nominee that would be required to be disclosed in a proxy statement or other filing required to be made with the SEC by any Proposing Person pursuant to Section 14(a) under the Exchange Act to be made in connection with a contested solicitation of proxies or consents (even if a contested election is not involved) by a Proposing Person for an election of directors;

▪	such proposed nominee’s executed written consent to be named in the proxy statement of the Proposing Person as a nominee and to serve as a director of IRT if elected;
▪

to the extent that such proposed nominee has entered into (1) any agreement, arrangement or understanding (whether written or oral) with, or has given any commitment or assurance to, any person or entity as to the positions that such proposed nominee, if elected as a director of IRT, would take in support of or in opposition to any issue or question that may be presented to him or her for consideration in his or her capacity as a director of IRT, (2) any agreement, arrangement or understanding (whether written or oral) with, or has given any commitment or assurance to, to any person or entity as to how such proposed nominee, if elected as a director of IRT, would act or vote with respect to any issue or question presented to him or her for consideration in his or her capacity as a director of IRT, (3) any agreement, arrangement or understanding (whether written or oral) with any person or entity that could be reasonably interpreted as having been both (a) entered into in contemplation of the proposed nominee being elected as a director of IRT, and (b) intended to limit or interfere with the proposed nominee’s ability to comply, if elected as a director of IRT, with his or her fiduciary duties, as a director of IRT, to IRT or its stockholders, or (4) any agreement, arrangement or understanding (whether written or oral) with any person or entity that could be reasonably interpreted as having been or being intended to require such proposed nominee to consider the interests of a person or entity (other than IRT and its stockholders) in complying with his or her fiduciary duties, as a director of IRT, to IRT or its stockholders, a description in reasonable detail of each such agreement, arrangement or understanding (whether written or oral) or commitment or assurance;

▪

the amount of any equity securities beneficially owned by such proposed nominee in any company that is a direct competitor of IRT or its operating subsidiaries if such beneficial ownership by such nominee, when aggregated with that of all other proposed nominees and the Proposing Persons, is five percent (5%) or more of the class of equity securities of such company;

▪

a description in reasonable detail of any and all agreements, arrangements and/or understandings, written or oral, between such proposed nominee and any person or entity (naming each such person or entity) with respect to any direct or indirect compensation, reimbursement, indemnification or other benefit (whether monetary or non-monetary) in connection with or related to such proposed nominee’s candidacy for election to the Board and/or service on the Board if elected as a member of the Board;

▪

a description in reasonable detail of any and all other agreements, arrangements and/or understandings, written or oral, between such proposed nominee and any person or entity (naming such person or entity) in connection with such proposed nominee’s service or action as a proposed nominee and, if elected, as a member of the Board;

▪

a certificate executed by the proposed nominee (A) certifying that such proposed nominee (1) has disclosed any agreement, arrangement or understanding with any person or entity other than IRT in connection with service or action as a director; and (2) agreeing to comply, if elected as a director of IRT, with all corporate governance, conflicts of interest, code of conduct and ethics, confidentiality and stock ownership and trading policies and guidelines of IRT, as the same shall be amended from time to time by the Board; and (B) attaching a completed proposed nominee questionnaire (which questionnaire shall be provided by IRT, upon request, to the stockholder providing the notice); and

▪

all information that would be required to be disclosed pursuant to Items 403 and 404 under Regulation S-K if the stockholder giving the notice or any other Proposing Person were the “registrant” for purposes of such rule and the proposed nominee were a director or executive officer of such registrant.

o

Require the Proposing Person to, from time to time, update and supplement the information provided by such stockholder in its Nominating Notice such that the information contained in the Nominating Notice is true, correct and complete in all respects;

o

Include a provision that allows IRT, the Board or any duly authorized committee thereof to request the Proposing Person to provide written verification of the accuracy of the information contained in the Nominating Notice;

o

Require a stockholder to specifically identify in the Nominating Notice by way of an express reference how the information being provided is intended to comply with a specific advance notice requirement of the Bylaws;

o

Specify that a Proposing Person must set forth in writing directly within the body of the Nominating Notice (as opposed to being incorporated by reference from any other document or writing not included with, and made a part of, the Proposal Notice) all the information required to be included in the Nominating Notice pursuant to the Bylaws;

o

Clarify that the advance notice requirements for a Nominating Notice are not intended to require a broker, dealer, commercial bank, trust company or other nominee to include any information relating to their ordinary course business activities when they are directed to prepare and submit a Nominating Notice on behalf of an unaffiliated beneficial owner of IRT’s shares;

o

Provide that a Proposing Person submitting the Nominating Notice, by its delivery to IRT, represents and warrants that all information contained therein is true, accurate and complete in all respects, contains no false and misleading statements and such Proposing Person acknowledges that it intends for IRT and the Board to rely on such information as (i) being true, accurate and complete in all respects, without regard to what other information may be publicly available but not contained in the Nominating Notice, and (ii) not containing any false and misleading statements;

o

Provide that, notwithstanding any notice of stockholders’ meeting sent to stockholders on behalf of IRT, a Proposing Person must separately comply with the advance notice of nominations provisions of the Bylaws to propose director nominations at any stockholders’ meeting and would still be required to give its own separate and timely Nominating Notice to the Secretary of IRT which complies in all respects with the applicable requirements of the Bylaws;

o

Provide that the stockholder or a qualified representative of such stockholder must be present in person at a stockholders’ meeting and must represent that it will be present at such meeting (unless such meeting is held by means of remote communication and, in such case, a representation that the stockholder or its qualified representative shall appear at the meeting by means of remote communication) in order for a proposed director nomination to be brought before the meeting.

o

Provide that in the event that the number of directors to be elected to the Board of IRT is increased and there is no public disclosure naming all of the proposed nominees for director or specifying the size of the increased Board made by IRT at least one hundred and thirty (130) calendar days prior to the one year anniversary of the date of mailing of the definitive proxy statement for the immediately preceding year’s annual meeting, a Nominating Notice required by the Bylaws shall also be considered timely, but only with respect to proposed nominees for any new positions created by such increase, and only with respect to a stockholder who had, prior to such increase in the size of the Board, previously submitted a Nominating Notice that complied with the Bylaws prior to the deadline for submitting director nominations, if such Nominating Notice is delivered to, or mailed and received by, the Secretary of IRT at the principal office of IRT not later than the close of business on the tenth (10th) calendar day following the day on which such public disclosure is first made by IRT;

o

Provide that, in addition to the requirements contained in the Bylaws, a Proposing Person must also comply with all applicable requirements of the Exchange Act and Maryland law with respect to any nominations of directors  for election at an annual meeting of stockholders and any solicitations of proxies in connection therewith;

o	Provide that in no event shall any adjournment or postponement of an annual meeting or the announcement thereof commence a new time period for the giving of a Nominating Notice; and

o

Provide that the Bylaws’ advance notice of nomination provisions shall be the exclusive means for any stockholder of IRT to propose nominees for election to the Board to be brought before an annual meeting of stockholders.

•	Provide maximum flexibility and discretion to the chairman of the meeting to set rules for the conduct of any stockholders’ meeting.
•

Provide more detailed procedural provisions with respect to stockholders’ meetings, including, but not limited to, the organization and conduct of the meeting, meeting protocol, the retention of inspectors of election for such meetings, proxies for such meetings, the appointment of a presiding officer for such meetings, and the appointment of a secretary for such meetings.

•

Provide that for business to be properly brought before a special meeting of stockholders, it must be (i) specified in IRT’s notice of meeting given by or at the direction of the Board (or an authorized committee thereof), (ii) if not specified in the notice of meeting provided by or at the direction of the Board (or an authorized committee thereof), otherwise properly brought before the special meeting by or at the direction of the Board (or an authorized committee thereof) or the Chairman of the Board, or (iii) otherwise properly requested to be brought before a special meeting requested by holders of in the aggregate, not less than a majority of the outstanding shares of IRT, in accordance with the stockholder-requested special meeting provisions contained in the Bylaws.

•

Provide procedural provisions for having stockholders request that a record date be set by the Board for determining that the stockholders requesting that a special meeting be called hold, in the aggregate, not less than a majority of the outstanding shares of IRT that would be entitled to vote at the meeting and requiring informational disclosures to be included with such request that are substantially similar to those required to be included in a Proposal Notice or a Nominating Notice.

•

Provide procedures for having stockholders, who have met the requisite stock ownership threshold requirement necessary to request that a special meeting of stockholders be called, request that a special meeting be called and requiring informational disclosures to be made together with such request that are substantially similar to those required to be included in a Proposal Notice or a Nominating Notice.

•

Provide procedural provisions for special meetings called by stockholders that permit the Board to not call the special meeting under certain circumstances, including if the matter with respect to which the special meeting sought to be called relates to a similar or substantially similar matter intended to be considered at an upcoming annual meeting or if the actions proposed to be taken are not actions that stockholders are permitted to  take under Maryland law or under the Articles of Restatement or Bylaws.

•

Require that any proposed bylaw amendments must be specifically identified in a notice of stockholder meeting such that any proposal to amend the Bylaws must be provided in the notice of the meeting along with the text of the proposed Bylaw amendments.

•	Add provisions relating to electronic transmissions and communications, including permitting the participation by directors and stockholders in meetings by means of remote communications.
•

Provide for the ability of the Board to postpone or cancel any previously scheduled annual or special meeting of the stockholders by resolution of the Board upon public notice given prior to the time previously scheduled for such meeting of stockholders.

•

Revise the section of the Bylaws regarding the indemnification that IRT provides to its directors, officers and other agents to clarify the type of proceedings that are indemnified, the expenses that are reimbursable, the persons who are indemnifiable, the capacity that the person needs to be acting in to be indemnified, and the process that needs to be followed in determining whether indemnification is proper in a particular circumstance. In addition, the rights granted to indemnified persons to be advanced expenses incurred in defending a proceeding in advance of its final disposition have also been clarified to provide a specific time period by which the advancement needs to be made and to provide that advancement cannot be conditioned on the ability to repay, must be unsecured and must be interest-free and cannot be otherwise conditioned unless applicable Maryland law provides otherwise. Additional provisions have been added to avoid duplicate payments to indemnified persons, provide that IRT shall be subrogated to all rights of recovery of any person entitled to indemnification and provide that the conduct of one indemnified person will not be imputed to another.

In addition to the foregoing, there are various other “clean-up” changes to the Bylaws including, but not limited to, grammatical and other typographical corrections, formatting changes, revisions to headings, titles and captions, and defining certain terms and the capitalization of such defined terms.

The foregoing description of various amendments included in the Bylaws does not purport to be complete and is qualified in its entirety by reference to the complete text of the Bylaws adopted by the Board on March 3, 2017, a copy of which is attached to this Annual Report as Exhibit 3.3 and incorporated by reference in this Item 5.03 in its entirety.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

The information required by this item will be set forth in our definitive proxy statement with respect to our annual meeting of stockholders, and is incorporated herein by reference.

ITEM 11.	Executive Compensation

The information required by this item will be set forth in our definitive proxy statement with respect to our annual meeting of stockholders, and is incorporated herein by reference.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be set forth in our definitive proxy statement with respect to our annual meeting of stockholders, and is incorporated herein by reference.

ITEM 13.	Certain Relationships and Related Transactions and Director Independence

The information required by this item will be set forth in our definitive proxy statement with respect to our annual meeting of stockholders, and is incorporated herein by reference.

ITEM 14.	Principal Accountant Fees and Services

The information required by this item will be set forth in our definitive proxy statement with respect to our annual meeting of stockholders, and is incorporated herein by reference.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

The following documents are filed as part of this report:

1.	Consolidated Financial Statements

Index to Consolidated Financial Statements

Independence Realty Trust, Inc.

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets as of December 31, 2016 and 2015.

Consolidated Statements of Operations for the years ended December 31, 2016, 2015 and 2014.

Consolidated Statements of Changes in Equity for the years ended December 31, 2016, 2015 and 2014.

Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014.

Notes to Consolidated Financial Statements.

2.	Financial Statement Schedules

Schedule III: Real Estate and Accumulated Depreciation

All other schedules are not applicable.

3.	Exhibits

The exhibits listed on the Exhibit Index (following the signatures section of this report on Form 10-K) are included herewith.

ITEM 16.	Form 10-K Summary
Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INDEPENDENCE REALTY TRUST, INC.
Date:	March 3, 2017	By:	/S/ SCOTT F. SCHAEFFER
Scott F. Schaeffer
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/S/ SCOTT F. SCHAEFFER	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 3, 2017
Scott F. Schaeffer

/S/ JAMES J. SEBRA	Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 3, 2017
James J. Sebra

/S/ WILLIAM C. DUNKELBERG	Director	March 3, 2017
William C. Dunkelberg

/S/ ROBERT F. MCCADDEN	Director	March 3, 2017
Robert F. McCadden

/S/ Mack D. Pridgen III	Director	March 3, 2017
Mack D. Pridgen III

/S/ Richard H. Ross	Director	March 3, 2017
Richard H. Ross

/S/ DEFOREST B. SOARIES, JR.	Director	March 3, 2017
DeForest B. Soaries, Jr.

EXHIBIT INDEX
Exhibit	Description
2.1

Agreement and Plan of Merger, dated as of May 11, 2015, by and among Independence Realty Trust, Inc. (“IRT”), Independence Realty Operating Partnership, LP (“IROP”), Adventure Merger Sub LLC, IRT Limited Partner, LLC, Trade Street Residential, Inc. and Trade Street Operating Partnership, LP, incorporated by reference to Exhibit 2.1 to IRT’s Current Report on Form 8-K filed on May 12, 2015 (the “5/12/15 Form 8-K”).

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

3.1	Articles of Restatement of Independence Realty Trust, Inc., dated as of August 20, 2013, incorporated by reference to Exhibit 3.1 to IRT’s Current Report on Form 8-K filed on August 20, 2013.

3.2	Second Amended and Restated Bylaws of IRT, incorporated by reference to Exhibit 3.2 to IRT’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 (the “2013 Q1 10-Q”).

3.3	Amended and Restated Bylaws of IRT adopted March 3, 2017, filed herewith.

EXHIBIT INDEX
Exhibit	Description
4.1.1	Fourth Amended and Restated Agreement of Limited Partnership of IROP, dated as of May 7, 2013 (the “IROP LP Agreement”), incorporated by reference to Exhibit 4.1 to the 2013 Q1 10-Q.

4.1.2	Form of Exchange Rights Agreement for Partnership Units, incorporated by reference to Exhibit C of Exhibit 4.1.1 hereto.

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

4.1.9	Exchange Rights Agreement dated as of December 30, 2014 among IRT, IROP and the limited partners named therein, incorporated by reference to Exhibit 4.1.9 to the 2014 10-K.

4.1.10	Amendment dated as of January 1, 2015 to the 4th IROP LP Agreement, incorporated by reference to Exhibit 4.1.10 to the 2014 10-K.

4.1.11

Exchange Rights Agreement, dated as of September 17, 2015, by and among Independence Realty Trust, Inc., IROP and Michael D. and Heidi Baumann, incorporated by reference to Exhibit 4.1 to IRT’s Current Report on Form 8-K filed on September 18, 2015 (the “9/18/15 Form 8-K”).

4.1. 4.1.12	Fifth Amended and Restated Agreement of Limited Partnership of IROP, dated as of March 3, 2017, filed herewith.

10.1.1

Second Amended and Restated Advisory Agreement by and among IRT, IROP and Independence Realty Advisors, LLC, dated as of May 7, 2013, incorporated by reference to Exhibit 10.3 to the First Quarter 10-Q.

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

10.1.4

Termination Agreement dated December 20, 2016 IRT, IROP, and Independence Realty Advisors, LLC, incorporated by reference to Exhibit 10.3 to IRT’s Current Report on Form 8-K filed on December 22, 2016 (the “12/22/16 Form 8-K”).

10.2.1

Independence Realty Trust, Inc. Long-Term Incentive Plan (as amended and restated as of July 29, 2013), incorporated by reference to Exhibit 10.3 to IRT’s Current Report on Form 8-K filed on August 1, 2013.

EXHIBIT INDEX
Exhibit	Description
10.2.2

Independence Realty Trust, Inc. Long Term Incentive Plan Form of Stock Appreciation Rights Award Certificate adopted January 31, 2014, incorporated by reference to Exhibit 10.1 to IRT’s Current Report on Form 8-K filed on

February 6, 2014 (the “2/6/14 Form 8-K”).

10.2.3	Independence Realty Trust, Inc. Long Term Incentive Plan a Form of Restricted Stock Award Certificate adopted January 31, 2014, incorporated by reference to Exhibit 10.2 to the 2/6/14 Form 8-K.

10.2.4	IRT 2016 Long Term Incentive Plan, as amended and restated as of May 12, 2016 incorporated by reference to Exhibit 10.1 to IRT’s Current Report on Form 8-K filed on May 17, 2016.

10.2.5	Termination of the IRT Independent Directors Compensation Plan as of May 12, 2016 incorporated by reference to Exhibit 10.2 to IRT’s Current Report on Form 8-K filed on May 17, 2016.

10.3.1

Loan Agreement, dated as of April 29, 2011, by and between IRT Copper Mill Apartments Texas, LLC and RAIT Partnership, L.P., relating to the property referred to as Copper Mill, incorporated by reference to Exhibit 10.10 to Amendment No. 1.

10.3.2

Guaranty of Non-Recourse Carveouts, dated as of April 29, 2011, by IROP for the benefit of RAIT Partnership, L.P., relating to the property referred to as Copper Mill, incorporated by reference to Exhibit 10.11 to Amendment No. 1.

10.4.1

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

10.6.1

Multifamily Loan and Security Agreement, dated as of October 11, 2012, by and between IRT Runaway Bay Apartments, LLC and Walker & Dunlop, LLC, relating to the property referred to as Runaway Bay Apartments, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 17, 2012 (the “10/17/12 Form 8-K”).

10.6.2

Guaranty of Non-Recourse Obligations, dated as of October 11, 2012, by IROP for the benefit of Walker & Dunlop, LLC, relating to the property referred to as Runaway Bay Apartments, incorporated by reference to Exhibit 10.2 to the 10/17/12 Form 8-K.

10.7.1

Indemnification Agreement dated March 17, 2011 between IRT and Scott F. Schaeffer, together with the schedule required by Instruction 2 of Item 601 of Regulation S-K, listing other substantially identical agreements incorporated by reference to Exhibit 10.22 to Pre-Effective Amendment No. 1 to the Registration Statement on Form S-11 filed on June 18, 2013, Commission File No. 333-188577.

10.7.2

Form of Indemnification Agreement approved March 3, 2017 for IRT directors and executive officers, together with the schedule required by Instruction 2 of Item 601 of Regulation S-K, listing the parties to substantially identical agreements, filed herewith.

10.8.1

Multifamily Loan and Security Agreement dated as of December 27, 2013 among Berkshire Square LLC and Berkshire II Cumberland, LLC, collectively as borrower, and Grandbridge Real Estate Capital, LLC, as lender, incorporated by reference to Exhibit 10.1 to IRT’s Current Report on Form 8-K filed on January 3, 2014 (the “1/3/14 Form 8-K”).

10.8.2

Multifamily Note effective as of December 27, 2013 made by Berkshire Square LLC and Berkshire II Cumberland, LLC, collectively as borrower, incorporated by reference to Exhibit 10.2 to the 1/3/14 Form 8-K.

10.8.3	Guaranty dated as of December 27, 2013 made by IROP, as guarantor, for the benefit of Grandbridge Real Estate Capital, LLC, as lender, incorporated by reference to Exhibit 10.3 to the 1/3/14 Form 8-K.

EXHIBIT INDEX
Exhibit	Description
10.9.1

Loan Agreement dated as of February 7, 2014 between Bank of America, N.A., as lender, and IRT Eagle Ridge Apartments Owner, LLC, as borrower, incorporated by reference to Exhibit 10.1 to IRT’s Current Report on Form 8-K filed on February 12, 2014 (the “2/12/14 Form 8-K”).

10.9.2

Promissory Note dated February 7, 2014 made by IRT Eagle Ridge Apartments Owner, LLC, as borrower, payable to Bank of America, N.A., as lender, incorporated by reference to Exhibit 10.2 to the 2/12/14 Form 8-K.

10.9.3	Guaranty Agreement dated as of February 7, 2014 made by IROP, as guarantor, for the benefit of Bank of America, N.A., as lender, incorporated by reference to Exhibit 10.3 to the 2/12/14 Form 8-K.

10.10.1

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

10.11.1

Assumption and Release Agreement dated as of March 31, 2014 among the original guarantors named therein, IROP, as the new guarantor, between King’s Landing LLC, as borrower, and Fannie Mae, as lender, incorporated by reference to Exhibit 10.1 to IRT’s Current Report on Form 8-K filed on April 3, 2014 (the “4/3/14 Form 8-K”).

10.11.2

First Amendment to Multifamily Loan and Security Agreement made as of March 31, 2014 between King’s Landing LLC, as borrower, and Fannie Mae, as lender, incorporated by reference to Exhibit 10.2 to the 4/3/14 Form 8-K.

10.11.3	Multifamily Loan and Security Agreement made as of May 24, 2012 between King’s Landing LLC, as borrower, and CWCapital LLC, as lender, incorporated by reference to Exhibit 10.3 to the 4/3/14 Form 8-K.

10.11.4	Multifamily Note dated as of May 24, 2012 made by King’s Landing LLC, as borrower, to CWCapital LLC, as lender, incorporated by reference to Exhibit 10.4 to the 4/3/14 Form 8-K.

10.11.5

Guaranty of Non-Recourse Obligations dated as of May 24, 2012 made by the guarantors named therein, as guarantor, to CWCapital LLC, as lender, incorporated by reference to Exhibit 10.5 to the 4/3/14 Form 8-K.

10.12

Loan Assumption Agreement and Release dated as of May 5, 2014 effective May 7, 2014 among the transferors named therein, IRT Carrington Apartment Owner, LLC, as transferee, and IRT Lender, incorporated by reference to Exhibit 10.19 to the 2014 Q1 10-Q.

10.13.1

Multifamily Loan and Security Agreement dated as of December 8, 2014 between Brookside CRA-B1, LLC, as borrower, and NorthMarq Capital, LLC, as lender, relating to Brookside property, incorporated by reference to Exhibit 10.23.6 to the 2014 10-K.

10.13.2

Multifamily Note-Fixed Rate Defeasance effective as of December 8, 2014 made by Brookside CRA-B1, LLC, as borrower, to NorthMarq Capital, LLC, as lender, relating to Brookside property, incorporated by reference to Exhibit 10.23.7 to the 2014 10-K.

10.13.3

Multistate Guaranty effective as of December 8, 2014 by IROP, as guarantor, for the benefit of NorthMarq Capital, LLC, as lender, relating to Brookside property, incorporated by reference to Exhibit 10.23.8 to the 2014 10-K.

10.13.4

Multifamily Loan and Security Agreement dated as of December 8, 2014 between Jamestown CRA-B1, LLC, as borrower, and NorthMarq Capital, LLC, as lender, relating to Jamestown property, incorporated by reference to Exhibit 10.23.9 to the 2014 10-K.

10.13.5

Multifamily Note-Fixed Rate Defeasance effective as of December 8, 2014 made by Jamestown CRA-B1, LLC, as borrower, to NorthMarq Capital, LLC, as lender, relating to Jamestown property, incorporated by reference to Exhibit 10.23.10 to the 2014 10-K.

EXHIBIT INDEX
Exhibit	Description

10.13.6

Multistate Guaranty effective as of December 8, 2014 by IROP, as guarantor, for the benefit of NorthMarq Capital, LLC, as lender, relating to Jamestown property, incorporated by reference to Exhibit 10.23.11 to the 2014 10-K.

10.13.7

Multifamily Loan and Security Agreement dated as of December 8, 2014 between Meadows CRA-B1, LLC, as borrower, and NorthMarq Capital, LLC, as lender, relating to Meadows property, incorporated by reference to Exhibit 10.23.12 to the 2014 10-K.

10.13.8

Multifamily Note-Fixed Rate Defeasance effective as of December 8, 2014 made by Meadows CRA-B1, LLC, as borrower, to NorthMarq Capital, LLC, as lender, relating to Meadows property, incorporated by reference to Exhibit 10.23.13 to the 2014 10-K.

10.13.9

Multistate Guaranty effective as of December 8, 2014 by IROP, as guarantor, for the benefit of NorthMarq Capital, LLC, as lender, relating to Meadows property, incorporated by reference to Exhibit 10.23.14 to the 2014 10-K.

10.13.10

Multifamily Loan and Security Agreement dated as of December 8, 2014 between Oxmoor CRA-B1, LLC, as borrower, and NorthMarq Capital, LLC, as lender, relating to Oxmoor property, incorporated by reference to Exhibit 10.23.15 to the 2014 10-K.

10.13.11

Multifamily Note-Fixed Rate Defeasance effective as of December 8, 2014 made by Oxmoor CRA-B1, LLC, as borrower, to NorthMarq Capital, LLC, as lender, relating to Oxmoor property, incorporated by reference to Exhibit 10.23.16 to the 2014 10-K.

10.13.12

Multistate Guaranty effective as of December 8, 2014 by IROP, as guarantor, for the benefit of NorthMarq Capital, LLC, as lender, relating to Oxmoor property, incorporated by reference to Exhibit 10.23.17 to the 2014 10-K.

10.13.13

Multifamily Loan and Security Agreement dated as of December 8, 2014 between Prospect Park CRA-B1, LLC, as borrower, and NorthMarq Capital, LLC, as lender, relating to Prospect Park property, incorporated by reference to Exhibit 10.23.18 to the 2014 10-K.

10.13.14

Multifamily Note-Fixed Rate Defeasance effective as of December 8, 2014 made by Prospect Park CRA-B1, LLC, as borrower, to NorthMarq Capital, LLC, as lender, relating to Prospect Park property, incorporated by reference to Exhibit 10.23.19 to the 2014 10-K.

10.13.15

Multistate Guaranty effective as of December 8, 2014 by IROP, as guarantor, for the benefit of NorthMarq Capital, LLC, as lender, relating to Prospect Park property, incorporated by reference to Exhibit 10.23.20 to the 2014 10-K.

10.14	Commitment Letter of Deutsche Bank AG New York Branch and Independence Realty Trust, Inc., dated May 11, 2015 incorporated by reference to Exhibit 10.1 to the 5/12/15 Form 8-K.

10.15.1

Voting Agreement, dated as of May 11, 2015, by and between Independence Realty Trust, Inc. and Senator Global Opportunity Intermediate Fund LP incorporated by reference to Exhibit 10.2 to the 5/12/15 Form 8-K.

10.15.2	Voting Agreement, dated as of May 11, 2015, by and between Independence Realty Trust, Inc. and Senator Global Opportunity Fund LP incorporated by reference to Exhibit 10.3 to the 5/12/15 Form 8-K.

10.15.3

Voting Agreement, dated as of May 11, 2015, by and between Independence Realty Trust, Inc. and Monarch Debt Recovery Master Fund Ltd, Monarch Opportunities Master Fund Ltd, MCP Holdings Master LP, Monarch Capital Master Partners II LP, P Monarch Recovery Ltd and Monarch Alternative Solutions Master Fund Ltd. incorporated by reference to Exhibit 10.4 to the 5/12/15 Form 8-K.

10.15.4	Voting Agreement, dated as of May 11, 2015, by and between Trade Street Residential, Inc. and RAIT Financial Trust incorporated by reference to Exhibit 10.5 to the 5/12/15 Form 8-K.

10.16.1

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

EXHIBIT INDEX
Exhibit	Description
10.16.2

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

10.16.3

Increase Agreement dated as of December 21, 2016 by and among Independence Realty Operating Partnership, LP (“ IROP ”), as borrower, subsidiaries of IROP named therein, KeyBank National Association (“ KeyBank ”), the other lenders party thereto, KeyBank, as administrative agent, The Huntington National Bank (“ HNB ”), as syndication agent and KeyBanc Capital Markets and HNB, as joint lead arrangers and book managers, and Capital One, National Association, as documentation agent, with a guarantor confirmation from IRT and Op Co, incorporated by reference to Exhibit 10.2 to the 12/22/16 Form 8-K.

10.17.1

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

10.17.2

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

10.17.3

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

10.18.1

Securities and Asset Purchase Agreement by and among RAIT Financial Trust, Jupiter Communities, LLC, RAIT TRS, LLC, the RAIT selling stockholders named therein, IRT and IROP dated as of September 27, 2016 incorporated by reference to Exhibit 10.1 to IRT’s Current Report on Form 8-K filed on September 27, 2016.

10.18.2	Shared Services Agreement, dated December 20, 2016, by and among Independence Realty Trust, Inc. (“IRT ”) and RAIT Financial Trust, incorporated by reference to Exhibit 10.1 to the 12/22/16 Form 8-K.

10.19	Employment Agreement, dated December 20, 2016, by and between IRT and Scott F. Schaeffer, incorporated by reference to Exhibit 10.4 to the 12/22/16 Form 8-K

10.20	Employment Agreement, dated December 20, 2016, by and between IRT and James J. Sebra, incorporated by reference to Exhibit 10.5 to the 12/22/16 Form 8-K

10.21	Employment Agreement, dated December 20, 2016, by and between IRT and Farrell M. Ender, incorporated by reference to Exhibit 10.6 to the 12/22/16 Form 8-K

12.1	Statements regarding computation of ratios as of December 31, 2016, filed herewith.

21.1	Subsidiaries of IRT, filed herewith.

23.1	Consent of KPMG LLP, filed herewith.

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith.

EXHIBIT INDEX
Exhibit	Description
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

99.1	Material U.S. Federal Income Tax Considerations filed herewith.

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

99.4

Unaudited Pro Forma Condensed Consolidated Financial Statements of Independence Realty Trust, Inc. as of and for the six months ended June 30, 2015 and for the year ended December 31, 2014 , incorporated by reference to Exhibit 99.4 to the 9/18/15 Form 8-K.

101

XBRL (eXtensible Business Reporting Language). The following materials, formatted in XBRL: (i) Consolidated Balance Sheets as of December 31, 2016 and December 31, 2015, (ii) Consolidated Statements of Operations for the years ended December 31, 2016, 2015 and 2014. (iii) Consolidated Statements of Equity for the years ended December 31, 2016, 2015 and 2014, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015, and 2014, and (v) notes to the consolidated financial statements as of December 31, 2016, filed herewith.