Form 10-Q
period 2017-03-31
INDEPENDENCE REALTY TRUST, INC
filed 2017-05-05
CIK 1466085

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer	☐	Accelerated filer	☒

Non-Accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

As of May 3, 2017 there were 69,125,681, shares of the Registrant’s common stock issued and outstanding.

INDEPENDENCE REALTY TRUST, INC.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

Independence Realty Trust, Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited and dollars in thousands, except share and per share data)

	As of March 31, 2017	As of December 31, 2016
ASSETS:
Investments in real estate:
Investments in real estate, at cost	$1,280,840	$1,249,356
Accumulated depreciation	(59,055)	(51,511)
Investments in real estate, net	1,221,785	1,197,845
Real estate held for sale (see Note 3)	61,102	60,786
Cash and cash equivalents	10,065	20,892
Restricted cash	5,575	5,518
Accounts receivable and other assets	3,794	5,211
Derivative assets	4,292	3,867
Intangible assets, net of accumulated amortization of $55 and $0 respectively	373	118
Total Assets	$1,306,986	$1,294,237
LIABILITIES AND EQUITY:
Indebtedness, net of unamortized deferred financing costs of $5,858 and $6,371, respectively	$765,695	$743,817
Accounts payable and accrued expenses	13,154	14,028
Accrued interest payable	540	491
Dividends payable	4,301	4,297
Other liabilities	2,952	2,913
Total Liabilities	786,642	765,546
Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized, 0 and 0 shares issued and outstanding, respectively	—	—
Common stock, $0.01 par value; 300,000,000 shares authorized, 69,125,681 and 68,996,070 shares issued and outstanding, including 306,266 and 281,000 unvested restricted common share awards, respectively	691	690
Additional paid-in capital	565,006	564,633
Accumulated other comprehensive income	4,097	3,683
Retained earnings (accumulated deficit)	(70,608)	(62,181)
Total stockholders’ equity	499,186	506,825
Noncontrolling interests	21,158	21,866
Total Equity	520,344	528,691
Total Liabilities and Equity	$1,306,986	$1,294,237

The accompanying notes are an integral part of these consolidated financial statements.

Independence Realty Trust, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited and dollars in thousands, except share and per share data)

	For the Three Months Ended March 31,
	2017	2016
REVENUE:
Rental income	$34,737	$34,753
Tenant reimbursement income	1,461	1,438
Other property income	2,697	2,475
Property management and other income	247	-
Total revenue	39,142	38,666
EXPENSES:
Property operating expenses	15,992	15,858
Property management expenses	1,538	1,262
General and administrative expenses	2,100	2,622
Acquisition and integration expenses	122	10
Depreciation and amortization expense	7,607	11,527
Total expenses	27,359	31,279
Operating income	11,783	7,387
Interest expense	(7,448)	(9,977)
Interest income	(5)	—
Net gains (losses) on sale of assets	(85)	2,453
Gains (losses) on TSRE merger	—	91
Net income (loss):	4,245	(46)
(Income) loss allocated to noncontrolling interest	(168)	(29)
Net income (loss) allocable to common shares	$4,077	$(75)
Earnings (loss) per share:
Basic	$0.06	$-
Diluted	$0.06	$-
Weighted-average shares:
Basic	68,787,155	47,093,343
Diluted	68,958,786	47,093,343

The accompanying notes are an integral part of these consolidated financial statements.

Independence Realty Trust, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited and dollars in thousands)

	For the Three Months Ended March 31,
	2017	2016
Net income (loss)	$4,245	$(46)
Other comprehensive income (loss):
Change in fair value of interest rate hedges	296	(18)
Realized (gains) losses on interest rate hedges reclassified to earnings	132	—
Total other comprehensive income	428	(18)
Comprehensive income (loss) before allocation to noncontrolling interests	4,673	(64)
Allocation to noncontrolling interests	(182)	(29)
Comprehensive income (loss)	$4,491	$(93)

The accompanying notes are an integral part of these consolidated financial statements.

Independence Realty Trust, Inc. and Subsidiaries

Consolidated Statements of Changes in Equity

(Unaudited and dollars in thousands, except share information)

	Common Shares	Par Value Common Shares	Additional Paid In Capital	Accumulated Other Comprehensive Income	Retained Earnings (Deficit)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance, January 1, 2017	68,996,070	$690	$564,633	$3,683	$(62,181)	$506,825	$21,866	$528,691
Net income	-	-	-	-	4,077	4,077	168	4,245
Common dividends declared	-	-	-	-	(12,504)	(12,504)	-	(12,504)
Other comprehensive income	-	-	-	414	-	414	14	428
Stock compensation expense	143,180	1	480	-	-	481	-	481
Repurchase of shares related to equity award tax withholding	(53,468)	(1)	(478)	-	-	(479)	-	(479)
Conversion of noncontrolling interest to common shares	39,899	1	371	-	-	372	(372)	-
Distribution to noncontrolling interest declared	-	-	-	-	-	-	(518)	(518)
Balance, March 31, 2017	69,125,681	$691	$565,006	$4,097	$(70,608)	$499,186	$21,158	$520,344

The accompanying notes are an integral part of these consolidated financial statements.

Independence Realty Trust, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited and dollars in thousands)

	For the Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net income	$4,245	$(46)
Adjustments to reconcile net income (loss) to cash flow from operating activities:
Depreciation and amortization	7,607	11,527
Amortization of deferred financing costs	513	890
Stock compensation expense	481	205
Net (gains) losses on sale of assets	85	(2,453)
(Gains) losses on TSRE merger	-	(91)
Changes in assets and liabilities:
Accounts receivable and other assets	503	597
Accounts payable and accrued expenses	(1,020)	(3,192)
Accrued interest payable	49	(64)
Other liabilities	(42)	84
Net cash provided by operating activities	12,421	7,457
Cash flows from investing activities:
Disposition of real estate properties	-	9,684
Acquisition of real estate properties	(28,700)	-
TSRE merger, net of cash acquired	-	91
Capital expenditures	(2,359)	(2,273)
(Increase) in restricted cash	(57)	(1,602)
Cash flow (used in) provided by investing activities	(31,116)	5,900
Cash flows from financing activities:
Proceeds from Secured Credit Facility	22,000	53,477
Secured Credit Facility repayments	-	(29,784)
Mortgage principal repayments	(635)	(44,042)
Payments for deferred financing costs	-	(187)
Distributions on common stock	(12,498)	(8,506)
Distributions to noncontrolling interests	(520)	(555)
Payments for tax withholding related to vesting/exercise of equity compensation	(479)	(137)
Cash flow (used in) provided by financing activities	7,868	(29,734)
Net change in cash and cash equivalents	(10,827)	(16,377)
Cash and cash equivalents, beginning of period	20,892	38,301
Cash and cash equivalents, end of the period	$10,065	$21,924

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of March 31, 2017

(Unaudited and dollars in thousands, except share and per share data)

NOTE 1: Organization

Independence Realty Trust, Inc. was formed on March 26, 2009 as a Maryland corporation that has elected to be taxed as a real estate investment trust, or REIT, commencing with the taxable year ended December 31, 2011. We own apartment properties in geographic non-gateway markets that we believe support strong occupancy and have the potential for growth in rental rates. We seek to provide stockholders with attractive risk-adjusted returns, with an emphasis on distributions and capital appreciation. We own substantially all of our assets and conduct our operations through Independence Realty Operating Partnership, LP, which we refer to as IROP, of which we are the sole general partner.

We became an internally managed REIT in December 2016. Prior to that date, we were externally managed by a subsidiary of RAIT Financial Trust, or RAIT, a publicly traded Maryland REIT whose common shares are listed on the New York Stock Exchange under the symbol “RAS” (referred to as our former advisor).  On December 20, 2016, we completed our management internalization, which was announced on September 27, 2016 as part of the agreement, or the internalization agreement, with RAIT and RAIT affiliates that provided for transactions which changed us from being externally managed to being internally managed and separated us from RAIT.  The management internalization consisted of two parts: (i) our acquisition of our former advisor, which was a subsidiary of RAIT, and (ii) our acquisition of substantially all of the assets and the assumption of certain liabilities relating to the multifamily property management business of RAIT, including property management contracts relating to apartment properties owned by us, RAIT and third parties. Also, pursuant to the internalization agreement, on October 5, 2016, we repurchased all of the 7,269,719 shares of our common stock owned by certain of RAIT’s subsidiaries and retired these shares.

As used herein, the terms “we,” “our” and “us” refer to Independence Realty Trust, Inc. and, as required by context, IROP and their subsidiaries.

NOTE 2: Summary of Significant Accounting Policies

a. Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared by management in accordance with generally accepted accounting principles in the United States, or GAAP. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations, although we believe that the included disclosures are adequate to make the information presented not misleading. The unaudited interim consolidated financial statements should be read in conjunction with our audited financial statements as of and for the year ended December 31, 2016 included in our Annual Report on Form 10-K or the 2016 annual report. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our consolidated financial position and consolidated results of operations and cash flows are included. The results of operations for the interim periods presented are not necessarily indicative of the results for the full year.

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

As of March 31, 2017

(Unaudited and dollars in thousands, except share and per share data)

of $250 per institution.  We mitigate credit risk by placing cash and cash equivalents with major financial institutions.  To date, we have not experienced any losses on cash and cash equivalents.

e. Restricted Cash

Restricted cash includes escrows of our funds held by lenders to fund certain expenditures, such as real estate taxes and insurance, or to be released at our discretion upon the occurrence of certain pre-specified events.  As of March 31, 2017 and December 31, 2016, we had $5,575 and $5,518, respectively, of restricted cash.

f. Accounts Receivable and Allowance for Bad Debts

We make estimates of the collectability of our accounts receivable related to base rents, expense reimbursements and other revenue.  We analyze accounts receivable and historical bad debt levels, tenant credit worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts.  In addition, tenants experiencing financial difficulties are analyzed and estimates are made in connection with expected uncollectible receivables.  Our reported operating results are affected by management’s estimate of the collectability of accounts receivable. For the three months ended March 31, 2017 and 2016, we recorded bad debt expense of $314 and $219, respectively.

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

The aggregate value of in-place leases is determined by evaluating various factors, including the terms of the leases that are in place and assumed lease-up periods.  During the three months ended March 31, 2017, we acquired in-place leases with a value of $309, related to the Lakes of Northdale acquisition that is discussed further in Note 3. The value assigned to this intangible asset is amortized over the assumed lease up period, typically six months. For the three months ended March 31, 2017 and 2016, we recorded $55 and $3,735, respectively, of amortization expense for intangible assets. As of March 31, 2017, we expect to record additional amortization expense on current in-place intangible assets of $269 for the remainder of 2017.

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of March 31, 2017

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

Depreciation Expense

Depreciation expense for real estate assets is computed using a straight-line method based on a life of 40 years for buildings and improvements and five to ten years for equipment and fixtures. For the three months ended March 31, 2017 and 2016, we recorded $7,552 and $7,791 of depreciation expense, respectively.

h. Revenue and Expenses

Rental revenues are recognized on an accrual basis when due from residents.  We primarily lease apartments units under operating leases generally with terms of one year or less. Rental payments are generally due monthly and recognized when earned.  Rental income represents gross market rent less adjustments for concessions and vacancy loss.

For the three months ended March 31, 2017 and 2016, we recognized revenues of $51 and $75, respectively, related to recoveries of lost rental revenue due to natural disasters and other insurable events from our insurance providers.

For the three months ended March 31, 2017 and 2016, we incurred $426 and $447 of advertising expenses, respectively.

For the three months ended March 31, 2017 and 2016, we incurred $0 and $1,696 of asset management and incentive fees, respectively, which are now included in general and administrative expenses since as an internally-managed REIT we will no longer incur asset management fees and the compensation cost of our employees who now perform this function are recorded within general and administrative expenses.  See Note 8: Related Party Transactions.

For the three months ended March 31, 2017 and 2016, we incurred $1,538 and $1,262 of property management expenses, respectively.  Subsequent to our management internalization, property management expenses include payroll and related expenses that directly support on-site property management.  Prior to our management internalization, property management expenses included property and construction management fees paid to our former property manager.  See Note 8: Related Party Transactions.

i. Derivative Instruments

We may use derivative financial instruments to hedge all or a portion of the interest rate risk associated with our borrowings. The principal objective of such arrangements is to minimize the risks and/or costs associated with our operating and financial structure, as well as, to hedge specific anticipated transactions. While these instruments may impact our periodic cash flows, they benefit us by minimizing the risks and/or costs previously described.  The counterparties to these contractual arrangements are major financial institutions with which we and our affiliates may also have other financial relationships. In the event of nonperformance by the counterparties, we are potentially exposed to credit loss. However, because of the high credit ratings of the counterparties, we do not anticipate that any of the counterparties will fail to meet their obligations.

In accordance with FASB ASC Topic 815, “Derivatives and Hedging”, we measure each derivative instrument (including certain derivative instruments embedded in other contracts) at fair value and record such amounts in our consolidated balance sheet as either an asset or liability.  For derivatives designated as cash flow hedges, the changes in the fair value of the effective portions of the

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of March 31, 2017

(Unaudited and dollars in thousands, except share and per share data)

derivative are reported in other comprehensive income and changes in the fair value of the ineffective portions of cash flow hedges, if any, are recognized in earnings.  For derivatives not designated as hedges (or designated as fair value hedges), or for derivatives designated as cash flow hedges associated with debt for which we elected the fair value option under FASB ASC Topic 825, “Financial Instruments”, the changes in fair value of the derivative instrument are recognized in earnings.  Any derivatives that we designate in hedge relationships are done so at inception.  At inception, we determine whether or not the derivative is highly effective in offsetting changes in the designated interest rate risk associated with the identified indebtedness using regression analysis.  At each reporting period, we update our regression analysis and use the hypothetical derivative method to measure any ineffectiveness.

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

As of March 31, 2017

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

FASB ASC Topic 825, “Financial Instruments” requires disclosure of the fair value of financial instruments for which it is practicable to estimate that value. Given that cash and cash equivalents and restricted cash are short term in nature with limited fair value volatility, the carrying amount is deemed to be a reasonable approximation of fair value and the fair value input is classified as a Level 1 fair value measurement. The fair value input for the derivatives is classified as a Level 2 fair value measurement within the fair value hierarchy. The fair value inputs for the secured credit facility is classified as Level 2 fair value measurements within the fair value hierarchy. The fair value of mortgage indebtedness is based on a discounted cash flows valuation technique. As this technique utilizes current credit spreads, which are generally unobservable, this is classified as a Level 3 fair value measurement within the fair value hierarchy.  We determine appropriate credit spreads based on the type of debt and its maturity. The following table summarizes the carrying amount and the fair value of our financial instruments as of the periods indicated:

	As of March 31, 2017		As of December 31, 2016
Financial Instrument	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Cash and cash equivalents	$10,065	$10,065	$20,892	$20,892
Restricted cash	5,575	5,575	5,518	5,518
Derivative assets	4,292	4,292	3,867	3,867

Liabilities
Debt:
Secured credit facility	169,669	172,000	147,280	150,000
Mortgages	596,026	586,100	596,537	588,523

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

l. Income Taxes

We have elected to be taxed as a REIT beginning with the taxable year ended December 31, 2011.  Accordingly, we recorded no income tax expense for the three months ended March 31, 2017 and 2016.

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

As of March 31, 2017

(Unaudited and dollars in thousands, except share and per share data)

treatment as a REIT and intend to operate in such a manner so that we will remain qualified as a REIT for federal income tax purposes.

m. Recent Accounting Pronouncements

Adopted Within these Financial Statements

In March 2016, the FASB issued an accounting standard classified under FASB ASC Topic 815, “Derivatives and Hedging”.  This accounting standard clarifies that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument under Topic 815 does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedge accounting criteria continue to be met.  This standard is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those fiscal years. The adoption of this accounting standard did not have an impact on our consolidated financial statements.

In March 2016, the FASB issued an accounting standard classified under FASB ASC Topic 815, “Derivatives and Hedging”. This accounting standard clarifies the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts.  This accounting standard clarifies what steps are required when assessing whether the economic characteristics and risks of call (put) options are clearly and closely related to the economic characteristics and risks of their debt hosts, which is one of the criteria for bifurcating an embedded derivative.  Consequently, when a call (put) option is contingently exercisable, an entity does not have to assess whether the event that triggers the ability to exercise a call (put) option is related to interest rates or credit risks.  This standard is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those fiscal years.  The adoption of this accounting standard did not have an impact on our consolidated financial statements.

In March 2016, the FASB issued an accounting standard classified under FASB ASC Topic 718, “Compensation – Stock Compensation”.  This accounting standard simplifies several aspects of the accounting for share-based payment award transactions, including: (i) income tax consequences; (ii) classification of awards as either equity or liabilities; and (iii) classification on the statement of cash flows.  This standard is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The adoption of this accounting standard did not have a material impact on our consolidated financial statements.

In October 2016, the FASB issued an accounting standard classified under FASB ASC Topic 810, “Consolidation”.  The amendments in this accounting standard provide guidance on how a reporting entity that is the single decision maker of a VIE should treat indirect interests in the entity held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that VIE.  The amendments in this accounting standard do not change the characteristics of a primary beneficiary in current GAAP.  A primary beneficiary of a VIE has both of the following characteristics: (i) the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE.  If a reporting entity satisfies the first characteristic of a primary beneficiary (such that it is the single decision maker of a VIE), the amendments in this accounting standard require that the reporting entity, in determining whether it satisfies the second characteristic of a primary beneficiary, to include all of its direct variable interest in a VIE and, on a proportionate basis, its indirect variable interest in a VIE held through related parties, including related parties that are under common control with the reporting entity.  If after performing that assessment, a reporting entity that is the single decision maker of a VIE concludes that it does not have the characteristics of a primary beneficiary, the amendments continue to require that the reporting entity to evaluate whether it and one or more of its related parties under common control, as a group, have the characteristics of a primary beneficiary.  The amendments in this accounting standard are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years.  The adoption of this accounting standard did not have an impact on our consolidated financial statements.

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

As of March 31, 2017

(Unaudited and dollars in thousands, except share and per share data)

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

In January 2017, the FASB issued an accounting standard under FASB ASC Topic 805, “Business Combinations” that changes the definition of a business to assist entities with evaluating whether a set of transferred assets is a business. As a result, the accounting for acquisitions of real estate could be impacted. The updated standard will be effective for the Company on January 1, 2018 with early adoption permitted. The new definition will be applied prospectively to any transactions occurring within the period of adoption. Management expects that the updated standard will result in fewer acquisitions of real estate meeting the definition of a business and fewer acquisition-related costs being expensed in the period incurred.

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of March 31, 2017

(Unaudited and dollars in thousands, except share and per share data)

NOTE 3: Investments in Real Estate

As of March 31, 2017, our investments in real estate consisted of 47 apartment properties with 13,198 units (unaudited).  The table below summarizes our investments in real estate:

	As of March 31, 2017	As of December 31, 2016	Depreciable Lives (In years)
Land	$169,018	$165,120	—
Building	1,092,153	1,066,611	40
Furniture, fixtures and equipment	19,669	17,625	5-10
Total investment in real estate	$1,280,840	$1,249,356
Accumulated depreciation	(59,055)	(51,511)
Investments in real estate, net	$1,221,785	$1,197,845

As of March 31, 2017 and December 31, 2016, we had investments in real estate with a carrying value of $61,102 and $60,786, respectively, classified as held for sale.

Acquisitions

On February 27, 2017, we acquired a 216-unit (unaudited) apartment residential community located in Tampa, Florida known as Lakes of Northdale. We acquired the property for an aggregate purchase price of $29,750 exclusive of closing costs. Upon acquisition, we recorded the investment in real estate, including any related working capital and intangible assets, at fair value of $29,750.

The following table summarizes the aggregate fair value of the assets and liabilities associated with the property acquired during the three-month period ended March 31, 2017, on the date of acquisition, accounted for under FASB ASC Topic 805.

Description	Fair Value of Assets Acquired During the Three-Month Period Ended March 31, 2017
Assets acquired:
Investments in real estate	$29,441
Accounts receivable and other assets	95
Intangible assets	309
Total assets acquired	$29,845
Liabilities assumed:
Accounts payable and accrued expenses	54
Other liabilities	41
Total liabilities assumed	$95
Estimated fair value of net assets acquired	$29,750

The table below presents the revenue and net income (loss) for the properties acquired during the three-month period ended March 31, 2017 as reported in our consolidated financial statements.

	For the Three-Month Period Ended March 31, 2017
Property	Total revenue	Net income (loss) allocable to common shares
Lakes of Northdale	$269	$41
Total	$269	$41

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of March 31, 2017

(Unaudited and dollars in thousands, except share and per share data)

The table below represents the revenue, net income and earnings per share effect of the acquired property, as reported in our consolidated financial statements and on a pro forma basis as if the acquisition occurred on January 1, 2016. These pro forma results are not necessarily indicative of the results that actually would have occurred if the acquisition had occurred on the first day of the periods presented, nor does the pro forma financial information purport to represent the results of operations for future periods.

Description	For the Three-Month Period Ended March 31, 2017	For the Three-Month Period Ended March 31, 2016
Pro forma total revenue (unaudited)	$39,632	$39,418
Pro forma net income (loss) allocable to common shares (unaudited)	$4,282	$93
Earnings (loss) per share attributable to common shareholders:
Basic-pro forma (unaudited)	$0.06	$0.00
Diluted-pro forma (unaudited)	$0.06	$0.00

We did not make any purchase price allocation adjustments during the three month period ended March 31, 2017.

NOTE 4: Indebtedness

The following tables contain summary information concerning our indebtedness as of March 31, 2017:

Debt:	Outstanding Principal	Unamortized Discount and Debt Issuance Costs	Carrying Amount	Type	Weighted Average Rate	Weighted Average Maturity (in years)
Secured credit facility (1)(2)	$172,000	$(2,331)	$169,669	Floating	2.8%	1.5
Mortgages-Fixed rate	599,553	(3,527)	596,026	Fixed	3.8%	6.5
Total Debt	$771,553	$(5,858)	$765,695		3.6%	5.3
(1)	The secured credit facility total capacity is $312,500, of which $172,000 was outstanding as of March 31, 2017.
(2)

As of March 31, 2017, IRT maintained a float-to-fixed interest rate swap with a $150,000 notional amount. This swap, which expires on June 17, 2021 and has a fixed rate of 1.145%, has converted $150,000 of our floating rate debt to fixed rate debt.

	Original maturities on or before December 31,
Debt:	2017	2018	2019	2020	2021	Thereafter
Secured credit facility	$-	$172,000	$-	$-	$-	$-
Mortgages-Fixed rate	2,227	3,562	5,032	15,872	114,028	458,832
Total	$2,227	$175,562	$5,032	$15,872	$114,028	$458,832

As of March 31, 2017, we were in compliance with all financial covenants contained in our indebtedness.

The following table contains summary information concerning our indebtedness as of December 31, 2016:

Debt:	Outstanding Principal	Unamortized Discount and Debt Issuance Costs	Carrying Amount	Type	Weighted Average Rate	Weighted Average Maturity (in years)
Secured credit facility (1)(2)	$150,000	$(2,720)	$147,280	Floating	3.0%	1.7
Mortgages-Fixed rate	600,188	(3,651)	596,537	Fixed	3.8%	6.7
Total Debt	$750,188	$(6,371)	$743,817		3.6%	5.7
(1)	The secured credit facility total capacity was $312,500, of which $150,000 was outstanding as of December 31, 2016.

In February 2017, IROP drew down $22,000 on the secured credit facility in connection the Lakes of Northdale acquisition.

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of March 31, 2017

(Unaudited and dollars in thousands, except share and per share data)

On May 1, 2017, we closed on a new $300.0 million unsecured credit facility refinancing and terminating the previous secured credit facility. The new facility is comprised of a $50.0 million term loan and a revolving commitment of up to $250.0 million. The maturity date on the new term loan is May 1, 2022 and the maturity date on borrowings outstanding under the revolving commitment is May 1, 2021, extending the September 17, 2018 maturity of the previous secured credit facility. Based on our leverage levels as of closing, our annual interest cost would be LIBOR plus 145 basis points under the term loan and LIBOR plus 150 basis points for borrowings outstanding under the revolving commitments.

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

On June 24, 2016, we entered into an interest rate swap contract with a notional value of $150 million, a strike rate of 1.145% and a maturity date of June 17, 2021.  We designated this interest rate swap as a cash flow hedge at inception and determined that the hedge is highly effective in offsetting interest rate fluctuations associated with the identified indebtedness. We concluded that this hedging relationship was and will continue to be highly effective, and using the hypothetical derivative method, did not recognize any ineffectiveness. Our interest rate cap is not designated as a cash flow hedge.

The following table summarizes the aggregate notional amount and estimated net fair value of our derivative instruments as of March 31, 2017 and December 31, 2016:

	As of March 31, 2017			As of December 31, 2016
	Notional	Fair Value of Assets	Fair Value of Liabilities	Notional	Fair Value of Assets	Fair Value of Liabilities
Cash flow hedges:
Interest rate swap	$150,000	$4,292	$—	$150,000	$3,867	$—
Freestanding derivatives:
Interest rate cap	200,000	—	—	200,000	—	—
Net fair value	$350,000	$4,292	$—	$350,000	$3,867	$—

Effective interest rate swaps and caps are reported in accumulated other comprehensive income and the fair value of these hedge agreements is included in other assets or other liabilities.

For our interest rate swap that is considered a highly effective hedge, we reclassified realized losses of $132 to earnings within interest expense for the three months ended March 31, 2017, and we expect $111 to be reclassified out of accumulated other comprehensive income to earnings over the next 12 months.

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of March 31, 2017

(Unaudited and dollars in thousands, except share and per share data)

NOTE 6: Shareholder Equity and Noncontrolling Interests

Stockholder Equity

Common Shares

Our board of directors has declared the following dividends:

Month	Declaration Date	Record Date	Payment Date	Dividend Declared Per Share
January 2017	January 12, 2017	January 31, 2017	February 15, 2017	$0.06
February 2017	January 12, 2017	February 28, 2017	March 15, 2017	$0.06
March 2017	January 12, 2017	March 31, 2017	April 17, 2017	$0.06
April 2017	April 12, 2017	April 28, 2017	May 15, 2017	$0.06
May 2017	April 12, 2017	May 31, 2017	June 15, 2017	$0.06
June 2017	April 12, 2017	June 30, 2017	July 17, 2017	$0.06

During the three months ended March 31, 2017 and 2016, we also paid $126 and $42, respectively, of dividends on restricted common share awards that vested during the period.

Noncontrolling Interest

As of March 31, 2017, 2,869,050 IROP units held by unaffiliated third parties remain outstanding with a redemption value of $26,883, based on IRT’s stock price as of March 31, 2017.

Our board of directors has declared the following distributions on IROP’s LP units:

Month	Declaration Date	Record Date	Payment Date	Dividend Declared Per Share
January 2017	January 12, 2017	January 31, 2017	February 15, 2017	$0.06
February 2017	January 12, 2017	February 28, 2017	March 15, 2017	$0.06
March 2017	January 12, 2017	March 31, 2017	April 17, 2017	$0.06
April 2017	April 12, 2017	April 28, 2017	May 15, 2017	$0.06
May 2017	April 12, 2017	May 31, 2017	June 15, 2017	$0.06
June 2017	April 12, 2017	June 30, 2017	July 17, 2017	$0.06

NOTE 7: Equity Compensation Plans

Long Term Incentive Plan

In May 2016, our shareholders approved and our board of directors adopted an amended and restated Long Term Incentive Plan, or the incentive plan, which provides for the grants of awards to our directors, officers and full-time employees, full-time employees of our former advisor and its affiliates, full-time employees of entities that provide services to our former advisor, directors of our former advisor or of entities that provide services to it, certain of our consultants and certain consultants to our former advisor and its affiliates or to entities that provide services to our former advisor. The incentive plan authorizes the grant of restricted or unrestricted shares of our common stock, non-qualified and incentive stock options, restricted stock units, stock appreciation rights, dividend equivalents and other stock- or cash-based awards. In conjunction with the amendment, the number of shares of common stock issuable under the incentive plan was increased to 4,300,000 shares, and the term of the incentive plan was extended to May 12, 2026.

       Under the incentive plan or predecessor incentive plans, we granted restricted shares and stock appreciation rights, or SARs, to our employees and employees of our former advisor.  These awards generally vested over a three-year period.  In addition, we granted unrestricted shares to our directors.  These awards generally vested immediately.

On February 28, 2017, our compensation committee awarded 143,180 restricted stock awards, valued at $9.19 per share, or $1,316 in the aggregate.  The restricted stock awards vest over a three-year period except for 6,585 awards that vested

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of March 31, 2017

(Unaudited and dollars in thousands, except share and per share data)

immediately.  In addition, our compensation committee awarded performance share units, or PSUs, to eligible officers under a newly adopted 2017 Annual Equity Award Program pursuant to the incentive plan.  The number of PSUs awarded will be based on attainment of certain performance criteria over a three-year period, with 226,469 PSUs granted for achieving the maximum performance criteria. The aggregate grant date fair value of the PSUs was $1,076.

NOTE 8: Related Party Transactions and Arrangements

Fees and Expenses Paid to Our Former Advisor

On December 20, 2016, in connection with our management internalization, we acquired our former advisor and, therefore, fees and expenses to our former advisor are no longer incurred.

For the three months ended March 30, 2017 and 2016, our former advisor earned $0 and $1,631 of asset management fees, respectively. These fees are included within general and administrative expenses in our consolidated statements of operations.

For the three months ended March 31, 2017 and 2016, our former advisor earned $0 and $65 of incentive fees, respectively.  These fees are included within general and administrative expenses in our consolidated statements of operations.

For the three months ended March 31, 2017 and 2016, we incurred costs of $387 and $0 with respect to our shared services agreement with our former advisor. These fees are included within general and administrative expenses in our consolidated statements of operations.

As of March 31, 2017 and December 31, 2016, we had no liabilities payable to our former advisor for asset management fees, incentive fees, or shared service fees.

Property Management Fees Paid to Our Former Property Manager

On December 20, 2016, in connection with our management internalization, we acquired property management agreements with respect to each of our properties from RAIT Residential, our previous property manager, which is wholly owned by RAIT.

For the three months ended March 31, 2017 and 2016, our former property manager earned $0 and $1,262, respectively, of property management and leasing fees. As of March 31, 2017 and December 31, 2016, we had no liabilities payable to our property manager for property management and leasing fees.

Dividends Paid to Affiliates of Our Former Advisor

On October 5, 2016, we repurchased and retired all 7,269,719 shares of our common stock owned by RAIT, our former advisor.

Since October 5, 2016, RAIT has not owned any shares of our common stock.  For the three months ended March 31, 2017 and 2016, we declared and subsequently paid dividends of $0 and $1,309, respectively, related to shares of common stock owned by RAIT.

RAIT Indebtedness

In the second quarter of 2016, we repaid $38,075 of mortgage indebtedness with proceeds from two property dispositions.  This indebtedness was held by RAIT.  During the three months ended March 31, 2017 and 2016, we paid $0 and $0, respectively, in exit fees pursuant to the contractual terms of the mortgage indebtedness to RAIT. Total interest expense paid to RAIT for the three months ended March 31, 2017 and 2016 was $0 and $265, respectively.

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of March 31, 2017

(Unaudited and dollars in thousands, except share and per share data)

NOTE 9: Earnings (Loss) Per Share

The following table presents a reconciliation of basic and diluted earnings (loss) per share for the three months ended March 31, 2017 and 2016:

	For the Three Months Ended March 31,
	2017	2016
Net income (loss)	$4,245	$(46)
(Income) loss allocated to non-controlling interests	(168)	(29)
Net income (loss) allocable to common shares	4,077	(75)
Weighted-average shares outstanding—Basic	68,787,155	47,093,343
Weighted-average shares outstanding—Diluted	68,958,786	47,093,343
Earnings (loss) per share—Basic	$0.06	$-
Earnings (loss) per share—Diluted	$0.06	$-

Certain IROP units, stock appreciation rights, or SARs, and unvested shares were excluded from the earnings (loss) per share computation because their effect would have been anti-dilutive, totaling 2,916,098 and 3,061,585 for the three months ended March 31, 2017 and 2016, respectively.

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

The risk factors discussed and identified in Item 1A of our 2016 Annual Report on Form 10-K, this Report and in other of our public filings with the SEC, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements. We caution you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. Except to the extent required by applicable law or regulation, we undertake no obligation to update these forward-looking statements to reflect events or circumstances after the date of this filing or to reflect the occurrence of unanticipated events.

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

During the three months ended March 31, 2017, which represented our first full quarter as an internally managed REIT, we saw strong, operational results, with rental revenue up 4.8% as compared to the first quarter last year driven by higher average effective monthly rents and higher average occupancy.  On a same-store basis, net operating income increased 5.2% year-to-year.  See “Non-GAAP Financial Measures – Same Store Portfolio Net Operating Income” below for our definition of same store and definitions and reconciliations related to our net operating income margin.

We also continued our capital recycling strategy as we seek to shift our portfolio out of our class “C” properties and into higher-quality assets located primarily in non-gateway markets which we believe have compelling growth fundamentals.  In February 2017, we purchased the Lakes of Northdale community in Tampa, FL for $29.8 million. The property contains 216-units and is in a submarket that meets our criteria of having limited new construction and potential for growth in rental rates.  In addition, we are under contract to purchase a 160-unit community in Lexington, Kentucky which, subject to satisfying customer closing conditions, we expect to complete by May 25, 2017. We also continued the process of marketing for sale the four class “C” properties previously identified as held-for-sale and expect those sales to be completed, subject to market conditions, negotiating, and performance of the related contracts, by June 30, 2017.

 As of March 31, 2017, we had $1.3 billion of gross investments in real estate comprised of 47 apartment properties containing an aggregate of 13,198 units, and our indebtedness totaled $765.7 million.  Our indebtedness increased from $743.8 million at December 31, 2016 due to our financing a portion of the Lakes of Northdale acquisition.  However, we continue to maintain a debt to gross assets ratio that is well below our historical levels.  As of March 31, 2017, our same-store portfolio, which consisted of 42 properties with 11,676 units, had an average occupancy of 93.9% and an average monthly effective rent per occupied apartment unit of $1,007.  With respect to our operating performance, our diluted earnings per share was $0.06 for the three months ended March 31, 2017 as compared to $0.00 for the three months ended March 31, 2016.  Our Core Funds from Operations, or CFFO, per diluted share was $0.18 for the three months ended March 31, 2017 as compared to $0.21 for the three months ended March 31, 2016.  Our Adjusted EBITDA increased 3.1% to $19.5 million for the three months ended March 31, 2017 from $18.9 million for the three months ended March 31, 2016.  CFFO and Adjusted EBITDA are non-GAAP financial measures.  See “Non-GAAP Financial Measures” below for their definition and reconciliation to the closest GAAP financial measure.

Results of Operations

Three Months Ended March 31, 2017 compared to the Three Months Ended March 31, 2016 (dollars in thousands)

See Non-GAAP Financial Measures – Same Store Portfolio Net Operating Income for a discussion about this metric.

	SAME STORE PROPERTIES				NON SAME STORE PROPERTIES				CONSOLIDATED
	Three Months Ended March 31,				Three Months Ended March 31,				Three Months Ended March 31,
	2017	2016	Increase (Decrease)	% Change	2017	2016	Increase (Decrease)	% Change	2017	2016	Increase (Decrease)	% Change
Revenue:
Rental income	$31,762	$30,480	$1,282	4.2%	$2,975	$4,273	$(1,298)	-30.4%	$34,737	$34,753	$(16)	0.0%
Reimbursement and other income	3,719	3,385	334	9.9%	439	528	(89)	-16.9%	4,158	3,913	245	6.3%
Total revenue	35,481	33,865	1,616	4.8%	3,414	4,801	(1,387)	-28.9%	38,895	38,666	229	0.6%
Expenses:
Real estate operating expenses	14,273	13,713	560	4.1%	1,719	2,145	(426)	-19.9%	15,992	15,858	134	0.8%
Net Operating Income	$21,208	$20,152	$1,056	5.2%	$1,695	$2,656	$(961)	-36.2%	$22,903	$22,808	$95	0.4%

Other Income:
Property management									247	-	247	-
Total other income									247	-	247	-
Corporate and other expenses:
General and administrative expenses									2,100	2,622	(522)	-19.9%
Property management expenses									1,538	1,262	276	21.9%
Acquisition and integration expenses									122	10	112	1120.0%
Depreciation and amortization expense									7,607	11,527	(3,920)	-34.0%
Total corporate and other expenses									11,367	15,421	(4,054)	-26.3%
Operating Income (loss)									11,783	7,387	4,396	59.5%
Interest expense									(7,448)	(9,977)	2,529	25.3%
Interest income									(5)	-	(5)	N/M
Net gains (losses) on sale of assets									(85)	2,453	(2,538)	-103.5%
Gains (losses) on extinguishment of debt									-	-	-	N/M
Gains (losses) on TSRE merger and property acquisitions									-	91	(91)	-100.0%
Net income (loss)									4,245	(46)	4,291	9328.26%
(Income) loss allocated to noncontrolling interests									(168)	(29)	(139)	-479.3%
Net income (loss) available to common shares									$4,077	$(75)	$4,152	5536.00%

Revenue

Rental income. Rental revenue remained consistent for the three months ended March 31, 2017 and the three months March 31, 2016. This was a function of higher rental rates which drove to a $1.3 million increase of revenue within our same-store portfolio that was offset by a revenue decrease due to property sales in 2016.

Tenant reimbursement and other income. Tenant reimbursement and other income increased $0.3 million to $4.2 million for the three months ended March 31, 2017 from $3.9 million for the three months ended March 31, 2016. The increase was attributable to improved occupancy and rental rates, which led to a $0.3 million increase of revenue within our same store portfolio.

Property management income. Property management income was $0.2 million for the three months ended March 31, 2017 compared to $0.0 million for the three months ended March 31, 2016. This is due to third party property management income stemming from the internalization of our property management that occurred on December 20, 2016.

Expenses

Property operating expenses. Property operating expenses increased $0.1 million to $16.0 million for the three months ended March 31, 2017 from $15.9 million for the three months ended March 31, 2016. The was due to an increase of $0.6 million of operating expense at our same store portfolio and was partially offset by an operating expense decrease due to property sales in 2016.

Property management expenses: Property management expenses increased $0.2 million to $1.5 million for the three months ended March 31, 2017 from $1.3 million for the three months ended March 31, 2016. This increase coincides with the above mentioned increase in property management income since we are now managing third party properties. Subsequent to our management internalization, property management expenses relate to costs incurred to directly support on-site management. Prior to this, property management expense included property and construction management fees paid to our former property manager.

General and administrative expenses. General and administrative expenses decreased $0.5 million to $2.1 million for the three months ended March 31, 2017 from $2.6 million for the three months ended March 31, 2016. The decrease is primarily attributable to a $1.7 million decrease of asset management fees due to the termination of our advisory agreement with RAIT on December 20, 2016 in connection with our management internalization. This is partially offset by a $1.2 million increase in general and administrative expense due to compensation expenses incurred in connection with the above referenced management internalization.

Depreciation and amortization expense. Depreciation and amortization expense decreased $3.9 million to $7.6 million for the three months ended March 31, 2017 from $11.5 million for the three months ended March 31, 2016. The decrease is primarily attributable to a decrease of $3.7 million of amortization expense in our same store portfolio due to in-place leases fully amortizing.

Interest expense. Interest expense decreased $2.5 million to $7.4 million for the three months ended March 31, 2017 from $10.0 million for the three months ended March 31, 2016. The decrease is primarily attributable to debt pay downs in our KeyBank secured credit facility and term loan. In 2016, the term loan was fully repaid and the senior secured credit facility decreased $121.5 million. This was partially offset by a $22.0 million draw for our Lakes of Northdale acquisition in the first quarter of 2017.

Non-GAAP Financial Measures

Funds from Operations (FFO) and Core Funds from Operations (CFFO)

We believe that FFO and CFFO, each of which is a non-GAAP measure, are additional appropriate measures of the operating performance of a REIT and IRT in particular. We compute FFO in accordance with the standards established by the National Association of Real Estate Investment Trusts, or NAREIT, as net income or loss (computed in accordance with GAAP), excluding real estate-related depreciation and amortization expense, gains or losses on sales of real estate and the cumulative effect of changes in accounting principles.

CFFO is a computation made by analysts and investors to measure a real estate company’s operating performance by removing the effect of items that do not reflect ongoing property operations, including stock compensation expense, depreciation and amortization of other items not included in FFO, amortization of deferred financing costs, acquisition and integration expenses, and other non-operating gains or losses related to items such as asset sales, debt extinguishments, gains on the TSRE  merger, and management internalization expenses, from the determination of FFO. We incur acquisition expenses in connection with acquisitions of real estate properties and expenses those costs when incurred in accordance with U.S. GAAP. As these expenses are one-time and reflective of investing activities rather than operating performance, we add back these costs to FFO in determining CFFO.

Our calculation of CFFO differs from the methodology used for calculating CFFO by certain other REITs and, accordingly, our CFFO may not be comparable to CFFO reported by other REITs. Our management utilizes FFO and CFFO as measures of our operating performance, and believe they are also useful to investors, because they facilitate an understanding of IRT’s operating performance after adjustment for certain non-cash or non-recurring items that are required by GAAP to be expensed but may not necessarily be indicative of current operating performance and that may not accurately compare our operating performance between periods. Furthermore, although FFO, CFFO and other supplemental performance measures are defined in various ways throughout the REIT industry, we believe that FFO and CFFO may provide us and our investors with an additional useful measure to compare our financial performance to certain other REITs. Neither FFO nor CFFO is equivalent to net income or cash generated from operating activities determined in accordance with GAAP. Furthermore, FFO and CFFO do not represent amounts available for management’s discretionary use because of needed capital replacement or expansion, debt service obligations or other commitments or uncertainties. Neither FFO nor CFFO should be considered as an alternative to net income as an indicator of our operating performance or as an alternative to cash flow from operating activities as a measure of our liquidity.

Set forth below is a reconciliation of net income (loss) to FFO and CFFO for the three months ended March 31, 2017 and 2016 (in thousands, except share and per share information):

	For the Three Months Ended March 31, 2017		For the Three Months Ended March 31, 2016
	Amount	Per Share (1)	Amount	Per Share (2)
Funds From Operations (FFO):
Net income (loss)	$4,245	$0.06	$(46)	$-
Adjustments:
Real estate depreciation and amortization	7,595	0.11	11,527	0.23
Net (gains) losses on sale of assets	85	-	(2,453)	(0.05)
Funds From Operations (FFO)	$11,925	$0.17	$9,028	$0.18
Core Funds From Operations (CFFO):
Funds From Operations (FFO)	$11,925	$0.17	$9,028	$0.18
Adjustments:
Stock compensation expense	388	-	205	-
Amortization of deferred financing costs	519	0.01	1,197	0.03
Acquisition and integration expenses	122	-	10	-
Other depreciation and amortization	12	-	-	-
(Gains) losses on TSRE merger and property acquisitions	-	-	(91)	-
Core Funds From Operations (CFFO)	$12,966	$0.18	$10,349	$0.21

(1)	Based on 71,656,205 weighted-average shares outstanding – diluted for the three months ended March 31, 2017.
(2)	Based on 50,113,693 weighted-average shares outstanding – diluted for the three months ended March 31, 2016.

Same Store Portfolio Net Operating Income

We believe that Net Operating Income (“NOI”), a non-GAAP measure, is a useful measure of our operating performance. We define NOI as total property revenues less total property operating expenses, excluding depreciation and amortization, asset management fees, property management fees, acquisition expenses, and general and administrative expenses. In connection with our management internalization which was completed in the fourth quarter of 2016, we modified our calculation of NOI to exclude property management expenses. We retrospectively adjusted previously reported NOI to conform to this change. Other REITs may use different methodologies for calculating NOI, and accordingly, our NOI may not be comparable to other REITs. We believe that this measure provides an operating perspective not immediately apparent from GAAP operating income or net income. We use NOI to evaluate our performance on a same store and non-same store basis because NOI measures the core operations of property performance by excluding corporate level expenses and other items not related to property operating performance and captures trends in rental housing and property operating expenses. However, NOI should only be used as an alternative measure of our financial performance.

We review our same store properties or portfolio at the beginning of each calendar year.  Properties are added into the same store portfolio if they were owned at the beginning of the previous year.  Properties that have been sold or are classified as held for sale are excluded from the same store portfolio.

	Three Months Ended March 31, (a)
	2017	2016	% change
Revenue:
Rental income	$31,762	$30,480	4.2%
Reimbursement and other income	3,719	3,385	9.9%
Total revenue	35,481	33,865	4.8%
Operating Expenses
Real estate taxes	4,381	4,288	2.2%
Property insurance	820	742	10.5%
Personnel expenses	3,400	3,293	3.2%
Utilities	2,223	2,199	1.1%
Repairs and maintenance	1,233	1,017	21.2%
Contract services	1,043	1,089	-4.2%
Advertising expenses	382	396	-3.5%
Other expenses	791	689	14.8%
Total operating expenses	14,273	13,713	4.1%
Net operating income	$21,208	$20,152	5.2%
NOI Margin	59.8%	59.5%	0.3%
Average Occupancy	93.9%	92.9%	1.0%
Average effective monthly rent, per unit	$1,007	$971	3.7%
Reconciliation of Same-Store Net Operating Income to Net Income (Loss)
Same-store portfolio net operating income (a)	$21,208	$20,152
Non same-store net operating income	1,695	2,656
Property management income	247	-
Property management expenses	(1,538)	(1,262)
General and administrative expenses	(2,100)	(2,622)
Acquisition and integration expenses	(122)	(10)
Depreciation and amortization	(7,607)	(11,527)
Interest expense	(7,448)	(9,977)
Other income (expense)	(5)	-
Net gains (losses) on sale of assets	(85)	2,453
Gains (losses) on TSRE merger and property acquisitions	-	91
Net income (loss) available to common shares	$4,245	$(46)
(a)	Same store portfolio for the three months ended March 31, 2017 and 2016 includes 42 properties containing 11,676 units.

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

Our primary cash requirements are to:

•	make investments and fund the associated costs;
•	repay our indebtedness;
•	pay our operating expenses; and
•

distribute a minimum of 90% of our REIT taxable income (determined without regard to the deduction for dividends paid and excluding net capital gain) and to make investments in a manner that enables us to maintain our qualification as a REIT.

We intend to meet these liquidity requirements primarily through:

•	the use of our cash and cash equivalent balance of $10.1 million as of March 31, 2017;
•	existing and future financing secured directly or indirectly by the apartment properties in our portfolio;
•	cash generated from operating activities;
•	net cash proceeds from property sales implementing our capital recycling strategy and other sales;
•	proceeds from the sale of our common stock; and
•	if required, proceeds from future borrowings and offerings.

On May 1, 2017, we closed on a new $300.0 million unsecured credit facility refinancing and terminating the previous secured credit facility. The new facility is comprised of a $50.0 million term loan and a revolving commitment of up to $250.0 million. The maturity date on the new term loan is May 1, 2022 and the maturity date on borrowings outstanding under the revolving commitment is May 1, 2021, extending the September 17, 2018 maturity of the previous secured credit facility. Based on our leverage levels as of closing, our annual interest cost would be LIBOR plus 145 basis points under the term loan and LIBOR plus 150 basis points for borrowings outstanding under the revolving commitments, an annual savings of approximately 35 to 40 basis points from our previous secured credit facility.

Cash Flows

As of March 31, 2017 and 2016, we maintained cash and cash equivalents of approximately $10.1 million and $21.9 million, respectively. Our cash and cash equivalents were generated from the following activities (dollars in thousands):

	For the Three Months Ended March 31,
	2017	2016
Cash flow from operating activities	$12,421	$7,457
Cash flow from investing activities	(31,116)	5,900
Cash flow from financing activities	7,868	(29,734)
Net change in cash and cash equivalents	(10,827)	(16,377)
Cash and cash equivalents at beginning of period	20,892	38,301
Cash and cash equivalents at end of period	$10,065	$21,924

The increase in our cash flow from operating activities between the three months ended March 31, 2017 and 2016 is primarily driven by a $2.5 million decrease in interest expense.

Our cash outflow from investing activities during the three months ended March 31, 2017 is primarily due to capital expenditures and the acquisition of one property. Our cash inflow from investing activities during the three months ended March 31, 2016 is due to the disposition of one property, partially offset by capital expenditures.

Our cash outflow from financing activities during the three months ended March 31, 2017 was primarily due to distributions paid to common shareholders. Our cash outflow from financing activities during the three months ended March 31, 2016 is primarily due to repayments of mortgage indebtedness and the KeyBank interim facility offset by proceeds from the KeyBank senior facility.

As a REIT, we evaluate our dividend coverage based on our cash flow from operating activities, excluding acquisition and integration expenses and changes in other assets and liabilities.  During the three months ended March 31, 2017, we paid distributions to our common stockholders and noncontrolling interests of $13.0 million and generated cash flow from operating activities excluding acquisition and integration expenses and changes in other assets and liabilities of $13.1 million.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements during the three months ended March 31, 2017 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our interests.

Critical Accounting Estimates and Policies

Our 2016 Annual Report on Form 10-K contains a discussion of our critical accounting policies. On January 1, 2016 we adopted three new accounting pronouncements and revised our accounting policies as described in Note 2 to the Consolidated Financial Statements included in Part I, Item 1 of this report. Management discusses our critical accounting policies and management’s judgments and estimates with the audit committee of our board of trustees.

Item 3.	Qualitative and Quantitative Disclosure About Market Risk.

Market risk is the adverse effect on the value of a financial instruments that results from a change in interest rates. We may be exposed to interest rate changes primarily as a result of long-term debt used to maintain liquidity, fund capital expenditures and expand our real estate investment portfolio and operations. Market fluctuations in real estate financing may affect the availability and cost of funds needed to expand our investment portfolio. In addition, restrictions upon the availability of real estate financing or high interest rates for real estate loans could adversely affect our ability to dispose of real estate in the future. We seek to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. We may use derivative financial instruments to hedge exposures to changes in interest rates on loans secured by our assets. The market risk associated with interest-rate contracts is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken. With regard to variable rate financing, we assess our interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. We maintain risk management control systems to monitor interest rate cash flow risk attributable to both our outstanding and forecasted debt obligations as well as our potential offsetting hedge positions. While this hedging strategy is designed to minimize the impact on our net income and funds from operations of changes in interest rates, the overall returns on any investment in our securities may be reduced. We currently have limited exposure to financial market risks.

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

There have been no material changes in quantitative and qualitative market risks during the three months ended March 31, 2017 from the disclosures included in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting or in other factors during the quarter ended March 31, 2017, that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

There have not been any material changes from the risk factors previously disclosed in Item 1A—“Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

We have previously disclosed four “UPREIT” transactions completed in May 2014, August 2014, November 2014 and December 2014 wherein IROP issued, in the aggregate, 1,282,449 common units, or units, to unaffiliated entities or persons in order to acquire properties. In addition, we have previously disclosed that in September 2015, IROP issued 1,925,419 units, plus cash in lieu of fractional TSR OP units, in a transaction related to the TSRE acquisition. All of such issuances were exempt from registration pursuant to Section 4(a)(2) of the Securities Act. As previously disclosed, these units are subject to exchange agreements containing the terms and conditions under which the units could be exchanged for cash in an amount equal to the value of an equivalent number of shares of our common stock as of the date IROP receives the holder’s notice of its desire to exchange the units for cash or, at IROP’s option, for the equivalent number of shares of our common stock. During the three months ended March 31, 2017, IROP exchanged 39,899 units for 39,899 shares of our common stock (with fractional units being settled in cash). As a result of these exchanges, at March 31, 2017, there remained outstanding 2,869,050 units held by unaffiliated third parties.  The issuance of the shares of our common stock in these exchanges was exempt from registration pursuant to Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D; all of the persons receiving such shares were accredited investors.

We withheld shares of our common stock, as stated in the table below, to satisfy tax withholding obligations during the quarter ending March 31, 2017 arising from the vesting of restricted share awards made pursuant to the incentive plan. These common shares may be deemed to be “issuer purchases” of common shares that are required to be disclosed pursuant to the item.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased		Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
01/01/2017 to 01/31/2017	5,391	(1)	$9.23	(1)	5,391	-
02/01/2017 to 02/28/2017	49,069	(2)	$9.29	(2)	49,069	-
03/01/2017 to 03/31/2017	-		$-		-	-
Total	54,460	(1)	$9.28	(1)	54,460	-

(1)	The price reported is the price paid per share using our closing stock price on the NYSE MKT on the vesting date of the relevant award.
(2)	The price reported is the weighted average price paid per share using our closing stock price on the NYSE MKT on the vesting date of the relevant award.
Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information.

This disclosure below is intended to satisfy any obligation of ours to provide disclosures pursuant to the following item of Form 8-K: Item 5.02 “Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers”.

Item 5.02. Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

Effective May 2, 2017, the compensation committee (the “Compensation Committee”) of the board of directors (the “Board”) of Independence Realty Trust, Inc. (“IRT”) approved Amendment No. 1 (“Amendment No. 1”) to the Independence Realty Trust, Inc., Long Term Incentive Plan (the “LTIP”) and directed that all awards made pursuant to the LTIP be administered in a manner consistent with Amendment No. 1.   Amendment No. 1 amends the LTIP to permit stock forfeitures to satisfy Federal income and other tax withholding obligations at the maximum amount allowable rather than at the minimum level, as was previously required under the terms of the LTIP.  To implement Amendment No. 1, IRT delivered a notice of amendment (the “Notice”) to participants, including IRT’s named executive officers (as defined in instruction 4 to Item 5.02 of Form 8-K), who had received awards under the LTIP, notifying them that their awards had been amended in a manner consistent with Amendment No. 1.

The foregoing descriptions of Amendment No. 1 and the Notice do not purport to be complete and are qualified in their entirety by reference to the complete text of Amendment No. 1 and the Notice, copies of which are attached to this Annual Report as Exhibit 10.9 and Exhibit 10.10, respectively, and incorporated by reference in this Item 5.02 in their entirety.

Item 6.	Exhibits.

The exhibits listed on the Exhibit Index (following the signatures section of this Quarterly Report on Form 10-Q) are included herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Independence Realty Trust, Inc.

Date: May 5, 2017	By:	/s/ Scott f. Schaeffer
Scott F. Schaeffer
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: May 5, 2017	By:	/s/ James J. Sebra
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

3.1	Articles of Restatement of Independence Realty Trust, Inc., dated as of August 20, 2013, incorporated by reference to Exhibit 3.1 to IRT’s Current Report on Form 8-K filed on August 20, 2013.

3.2	Second Amended and Restated Bylaws of IRT, incorporated by reference to Exhibit 3.2 to IRT’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 (the “2013 Q1 10-Q”).

3.3	Amended and Restated Bylaws of IRT adopted March 3, 2017, incorporated by reference to Exhibit 3.3 to IRT’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (the “2016 10-K”).

4.1.1	Fourth Amended and Restated Agreement of Limited Partnership of IROP, dated as of May 7, 2013 (the “IROP LP Agreement”), incorporated by reference to Exhibit 4.1 to the 2013 Q1 10-Q.

4.1.2	Form of Exchange Rights Agreement for Partnership Units, incorporated by reference to Exhibit C of Exhibit 4.1.1 hereto.

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

4.1.12	Fifth Amended and Restated Agreement of Limited Partnership of IROP, dated as of March 3, 2017, incorporated by reference to Exhibit 4.1.12 to the 2016 10-K.

Exhibit	Description

10.1

Form of Indemnification Agreement approved March 3, 2017 for IRT directors and executive officers, together with the schedule required by Instruction 2 of Item 601 of Regulation S-K, listing the parties to substantially identical agreements, incorporated by reference to Exhibit 10.7.2 to the 2016 10-K.

10.2	The description of IRT’s Annual Cash Bonus Plan and Annual Equity Award Program, incorporated by reference to Item 9B of the 2016 10-K.

10.3	Form of 2017 Cash Bonus Award Grant Agreement adopted as of February 28, 2017, filed herewith.

10.4	Form of 2017 Performance Share Unit Award Grant Agreement adopted as of February 28, 2017, filed herewith.

10.5	Form of Restricted Stock Award Certificate for Eligible Officers adopted as of February 28, 2017, filed herewith.

10.6	Form of Restricted Stock Award Certificate for Non-Eligible Officers of IRT adopted as of February 28, 2017, filed herewith.

10.7	Form of Restricted Stock Award Certificate for Non-Eligible Officers of RAIT Financial Trust adopted as of February 28, 2017, filed herewith.

10.8

Credit Agreement dated as of May 1, 2017 by and among Independence Realty Operating Partnership, LP and the subsidiary borrowers named therein, collectively, as borrower, Citibank, N.A. and KeyBank National Association, as the initial lenders, issuing lenders and swing loan lenders, the other lenders party thereto, KeyBank National Association, as administrative agent, Citigroup Global Markets Inc. and The Huntington National Bank, as co-syndication agents, and Bank of America, N.A., Capital One, National Association, Citizens Bank, N.A., Comerica Bank and Regions Bank,  as co-documentation agents, Citigroup Global Markets Inc. and KeyBank Capital Markets, as joint bookrunners and Citigroup Global Markets Inc., KeyBank Capital Markets and The Huntington National Bank, as joint lead arrangers, incorporated by reference to Exhibit 10.22.1 to IRT’s Current Report on Form 8-K filed on May 4, 2017.

10.9	Amendment No. 1 dated as of May 2, 2017 to the IRT Long Term Incentive Plan, filed herewith.

10.10	Notice of Amendment of Outstanding Awards as of May 2, 2017, filed herewith.

12.1	Statements regarding computation of ratios as of March 31, 2017, filed herewith.

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

101

XBRL (eXtensible Business Reporting Language). The following materials, formatted in XBRL: (i) Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016, (ii) Consolidated Statements of Operations for the three months ended March 31, 2017 and 2016, (iii) Consolidated Statement of Comprehensive Income (Loss) for the three months ended March 31, 2017 and 2016, (iv) Consolidated Statements of Changes in Equity for the three months ended March 31, 2017, (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016 and (vi) notes to the consolidated financial statements as of March 31, 2017.