Form 10-Q
period 2017-06-30
INDEPENDENCE REALTY TRUST, INC.
filed 2017-08-04
CIK 1466085

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 001-36041

INDEPENDENCE REALTY TRUST, INC.

(Exact Name of Registrant as Specified in Its Charter)

Maryland	26-4567130
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Two Liberty Place 50 S. 16th Street, Suite 3575 Philadelphia, PA	19102
(Address of Principal Executive Offices)	(Zip Code)

(267) 270-4800

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

As of August 2, 2017 there were 69,143,955 shares of the Registrant’s common stock issued and outstanding.

INDEPENDENCE REALTY TRUST, INC.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

Independence Realty Trust, Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited and dollars in thousands, except share and per share data)

	As of June 30, 2017	As of December 31, 2016
ASSETS:
Investments in real estate:
Investments in real estate, at cost	$1,340,573	$1,249,356
Accumulated depreciation	(66,853)	(51,511)
Investments in real estate, net	1,273,720	1,197,845
Real estate held for sale	21,964	60,786
Cash and cash equivalents	6,271	20,892
Restricted cash	5,690	5,518
Accounts receivable and other assets	5,114	5,211
Derivative assets	3,619	3,867
Intangible assets, net of accumulated amortization of $248 and $0, respectively	799	118
Total Assets	$1,317,177	$1,294,237
LIABILITIES AND EQUITY:
Indebtedness, net of unamortized deferred financing costs of $5,979 and $6,371, respectively	$764,521	$743,817
Accounts payable and accrued expenses	16,940	14,028
Accrued interest payable	176	491
Dividends payable	4,313	4,297
Other liabilities	2,906	2,913
Total Liabilities	788,856	765,546
Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized, 0 and 0 shares issued and outstanding, respectively	—	—
Common stock, $0.01 par value; 300,000,000 shares authorized, 69,143,955 and 68,996,070 shares issued and outstanding, including 296,957 and 281,000 unvested restricted common share awards, respectively	691	690
Additional paid-in capital	565,372	564,633
Accumulated other comprehensive income	3,468	3,683
Retained earnings (accumulated deficit)	(64,260)	(62,181)
Total stockholders’ equity	505,271	506,825
Noncontrolling interests	23,050	21,866
Total Equity	528,321	528,691
Total Liabilities and Equity	$1,317,177	$1,294,237

The accompanying notes are an integral part of these consolidated financial statements.

Independence Realty Trust, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited and dollars in thousands, except share and per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
REVENUE:
Rental income	$35,176	$34,185	$69,913	$68,938
Tenant reimbursement income	1,398	1,405	2,859	2,843
Other property income	2,857	2,737	5,554	5,212
Property management and other income	130	-	377	-
Total revenue	39,561	38,327	78,703	76,993
EXPENSES:
Property operating expenses	15,918	15,623	31,910	31,481
Property management expenses	1,444	1,229	2,982	2,491
General and administrative expenses	2,706	2,787	4,806	5,409
Acquisition and integration expenses	265	8	387	18
Depreciation and amortization expense	8,011	7,635	15,618	19,162
Total expenses	28,344	27,282	55,703	58,561
Operating income	11,217	11,045	23,000	18,432
Interest expense	(7,162)	(9,018)	(14,610)	(18,995)
Hedge ineffectiveness	(12)	—	(12)	—
Other income (expense)	—	—	(5)	—
Net gains (losses) on sale of assets	16,050	29,321	15,965	31,774
Gains (losses) on extinguishment of debt	(572)	(558)	(572)	(558)
Gains (losses) on TSRE merger	—	—	—	91
Net income (loss):	19,521	30,790	23,766	30,744
(Income) loss allocated to noncontrolling interest	(782)	(1,803)	(950)	(1,832)
Net income (loss) allocable to common shares	$18,739	$28,987	$22,816	$28,912
Earnings (loss) per share:
Basic	$0.27	$0.61	$0.33	$0.61
Diluted	$0.27	$0.61	$0.33	$0.61
Weighted-average shares:
Basic	68,832,855	47,183,804	68,810,131	47,138,573
Diluted	68,943,869	47,229,736	69,007,862	47,159,220

The accompanying notes are an integral part of these consolidated financial statements.

Independence Realty Trust, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited and dollars in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Net income (loss)	$19,521	$30,790	$23,766	$30,744
Other comprehensive income (loss):
Change in fair value of interest rate hedges	(706)	(1,169)	(410)	(1,187)
Realized (gains) losses on interest rate hedges reclassified to earnings	59	—	191	—
Total other comprehensive income	(647)	(1,169)	(219)	(1,187)
Comprehensive income (loss) before allocation to noncontrolling interests	18,874	29,621	23,547	29,557
Allocation to noncontrolling interests	(764)	(1,803)	(946)	(1,832)
Comprehensive income (loss)	$18,110	$27,818	$22,601	$27,725

The accompanying notes are an integral part of these consolidated financial statements.

Independence Realty Trust, Inc. and Subsidiaries

Consolidated Statements of Changes in Equity

(Unaudited and dollars in thousands, except share information)

	Common Shares	Par Value Common Shares	Additional Paid In Capital	Accumulated Other Comprehensive Income	Retained Earnings (Deficit)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance, January 1, 2017	68,996,070	$690	$564,633	$3,683	$(62,181)	$506,825	$21,866	$528,691
Net income	-	-	-	-	22,816	22,816	950	23,766
Common dividends declared	-	-	-	-	(24,895)	(24,895)	-	(24,895)
Other comprehensive income	-	-	-	(215)	-	(215)	(4)	(219)
Stock compensation expense	168,010	1	1,125	-	-	1,126	-	1,126
Issuance of LP Units related to acquisitions	-	-	-	-	-	-	1,654	1,654
Repurchase of shares related to equity award tax withholding	(60,024)	(1)	(757)	-	-	(758)	-	(758)
Conversion of noncontrolling interest to common shares	39,899	1	371	-	-	372	(372)	-
Distribution to noncontrolling interest declared	-	-	-	-	-	-	(1,044)	(1,044)
Balance, June 30, 2017	69,143,955	$691	$565,372	$3,468	$(64,260)	$505,271	$23,050	$528,321

The accompanying notes are an integral part of these consolidated financial statements.

Independence Realty Trust, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited and dollars in thousands)

	For the Six Months June 30,
	2017	2016
Cash flows from operating activities:
Net income	$23,766	$30,744
Adjustments to reconcile net income (loss) to cash flow from operating activities:
Depreciation and amortization	15,618	19,162
Amortization of deferred financing costs	878	1,639
Stock compensation expense	1,126	585
Net (gains) losses on sale of assets	(15,965)	(31,774)
(Gains) losses on extinguishment of debt	572	558
(Gains) losses on TSRE merger	-	(91)
Changes in assets and liabilities:
Accounts receivable and other assets	(517)	(297)
Accounts payable and accrued expenses	2,839	(1,261)
Accrued interest payable	(302)	(505)
Other liabilities	18	87
Net cash provided by operating activities	28,033	18,847
Cash flows from investing activities:
Disposition of real estate properties	34,611	39,691
Acquisition of real estate properties	(84,417)	-
TSRE merger, net of cash acquired	-	91
Capital expenditures	(5,728)	(5,429)
(Increase) in restricted cash	(172)	(1,366)
Cash flow (used in) provided by investing activities	(55,706)	32,987
Cash flows from financing activities:
Proceeds from unsecured credit facility	63,190	93,501
Unsecured credit facility repayments	(21,000)	(197,666)
Proceeds from mortgages	-	105,980
Mortgage principal repayments	(1,291)	(44,229)
Payments for deferred financing costs	(1,166)	(1,449)
Distributions on common stock	(24,887)	(16,998)
Distributions to noncontrolling interests	(1,036)	(1,086)
Payments for tax withholding related to vesting/exercise of equity compensation	(758)	(137)
Cash flow provided by (used in) financing activities	13,052	(62,084)
Net change in cash and cash equivalents	(14,621)	(10,250)
Cash and cash equivalents, beginning of period	20,892	38,301
Cash and cash equivalents, end of the period	$6,271	$28,051

The accompanying notes are an integral part of these consolidated financial statements.

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of June 30, 2017

(Unaudited and dollars in thousands, except share and per share data)

NOTE 1: Organization

Independence Realty Trust, Inc. was formed on March 26, 2009 as a Maryland corporation that has elected to be taxed as a real estate investment trust, or REIT, commencing with the taxable year ended December 31, 2011.  As of June 30, 2017, we own and operate 46 multifamily apartment properties, totaling 12,812 units, across non-gateway U.S markets, including Louisville, Memphis, Atlanta and Raleigh. Our investment strategy is focused on gaining scale within key amenity rich submarkets that offer good school districts, high-quality retail and major employment centers. We aim to provide stockholders with attractive risk-adjusted returns through diligent portfolio management, strong operational performance, and a consistent return through distributions and capital appreciation. We own substantially all of our assets and conduct our operations through Independence Realty Operating Partnership, LP, which we refer to as IROP, of which we are the sole general partner.

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

As of June 30, 2017

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

e. Restricted Cash

Restricted cash includes escrows of our funds held by lenders to fund certain expenditures, such as real estate taxes and insurance, or to be released at our discretion upon the occurrence of certain pre-specified events.  As of June 30, 2017 and December 31, 2016, we had $5,690 and $5,518, respectively, of restricted cash.

f. Accounts Receivable and Allowance for Bad Debts

We make estimates of the collectability of our accounts receivable related to base rents, expense reimbursements and other revenue.  We analyze accounts receivable and historical bad debt levels, tenant credit worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts.  In addition, tenants experiencing financial difficulties are analyzed and estimates are made in connection with expected uncollectible receivables.  Our reported operating results are affected by management’s estimate of the collectability of accounts receivable. For the three months ended June 30, 2017 and 2016, we recorded bad debt expense of $255 and $202, respectively. For the six months ended June 30, 2017 and 2016, we recorded bad debt expense of $569 and $421, respectively.

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

Allocation of Purchase Price of Acquired Assets

We account for acquisitions of properties that meet the definition of a business pursuant to Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 805, “Business Combinations”. The fair value of the real estate acquired is allocated to the acquired tangible assets, generally consisting of land, building and tenant improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases for acquired in-place leases and the value of tenant relationships, based in each case on their fair values. Purchase accounting is applied to assets and liabilities associated with the real estate acquired. Transaction costs and fees incurred related to an acquisition are expensed as incurred. Transaction costs and fees incurred related to the financing of an acquisition are capitalized and amortized over the life of the related financing.

Upon the acquisition of properties, we estimate the fair value of acquired tangible assets (consisting of land, building and improvements) and identified intangible assets (consisting of in-place leases), and assumed debt at the date of acquisition, based on the evaluation of information and estimates available at that date.  Based on these estimates, we allocate the initial purchase price to the applicable assets and liabilities. As final information regarding fair value of the assets acquired and liabilities assumed is received and estimates are refined, appropriate adjustments will be made to the purchase price allocation, in no case later than twelve months after the acquisition date.

The aggregate value of in-place leases is determined by evaluating various factors, including the terms of the leases that are in place and assumed lease-up periods.  During the six months ended June 30, 2017, we acquired in-place leases with a value of $929, related property acquisitions that are discussed further in Note 3. The value assigned to this intangible asset is amortized over the assumed lease up period, typically six months. For the three and six months ended June 30, 2017, we recorded $193 and $248, respectively, of amortization expense for intangible assets. For the three and six months ended June 30, 2016, we recorded $0

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of June 30, 2017

(Unaudited and dollars in thousands, except share and per share data)

and $3,735, respectively, of amortization expense for intangible assets. As of June 30, 2017, we expect to record additional amortization expense on current in-place intangible assets of $692 for the remainder of 2017.

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

Depreciation Expense

Depreciation expense for real estate assets is computed using a straight-line method based on a life of 40 years for buildings and improvements and five to ten years for equipment and fixtures. For the three and six months ended June 30, 2017, we recorded $7,818 and $15,370 of depreciation expense, respectively. For the three and six months ended June 30, 2016, we recorded $7,635 and $15,427 of depreciation expense, respectively.

h. Revenue and Expenses

Rental revenues are recognized on an accrual basis when due from residents.  We primarily lease apartments units under operating leases generally with terms of one year or less. Rental payments are generally due monthly and recognized when earned.  Rental income represents gross market rent less adjustments for concessions and vacancy loss.  Tenant reimbursement income represents reimbursement from tenants for utility charges while other property income includes parking, trash, late fee, and other miscellaneous property related income

For the three and six months ended June 30, 2017, we recognized revenues of $34 and $85, respectively, related to recoveries of lost rental revenue due to natural disasters and other insurable events from our insurance providers. For the three and six months ended June 30, 2016, we recognized revenues of $38 and $113, respectively, related to recoveries of lost rental revenue due to natural disasters and other insurable events from our insurance providers.

For the three and six months ended June 30, 2017, we incurred $423 and $848 of advertising expenses, respectively. For the three and six months ended June 30, 2016, we incurred $443 and $890 of advertising expenses, respectively.

For the three months ended June 30, 2017 and 2016, we incurred $0 and $1,863 of asset management and incentive fees, respectively. For the six months ended June 30, 2017 and 2016, we incurred $0 and $3,559 of asset management and incentive fees, respectively. These fees are now included in general and administrative expenses since as an internally-managed REIT, we will no longer incur asset management fees and the compensation cost of our employees who now perform this function are recorded within general and administrative expenses.  See Note 8: Related Party Transactions.

For the three months ended June 30, 2017 and 2016, we incurred $1,444 and $1,229 of property management expenses, respectively. For the six months ended June 30, 2017 and 2016, we incurred $2,982 and $2,491 of property management expenses, respectively. Subsequent to our management internalization, property management expenses include payroll and related expenses that directly support on-site property management.  Prior to our management internalization, property management expenses included property and construction management fees paid to our former property manager.  See Note 8: Related Party Transactions.

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of June 30, 2017

(Unaudited and dollars in thousands, except share and per share data)

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

In accordance with FASB ASC Topic 815, “Derivatives and Hedging”, we measure each derivative instrument (including certain derivative instruments embedded in other contracts) at fair value and record such amounts in our consolidated balance sheet as either an asset or liability.  For derivatives designated as cash flow hedges, the changes in the fair value of the effective portions of the derivative are reported in other comprehensive income and changes in the fair value of the ineffective portions of cash flow hedges, if any, are recognized in earnings.  For derivatives not designated as hedges (or designated as fair value hedges), or for derivatives designated as cash flow hedges associated with debt for which we elected the fair value option under FASB ASC Topic 825, “Financial Instruments”, the changes in fair value of the derivative instrument are recognized in earnings.  Any derivatives that we designate in hedge relationships are done so at inception.  At inception, we determine whether or not the derivative is highly effective in offsetting changes in the designated interest rate risk associated with the identified indebtedness using regression analysis.  At each reporting period, we update our regression analysis and use the hypothetical derivative method to measure any ineffectiveness.

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

As of June 30, 2017

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

	As of June 30, 2017		As of December 31, 2016
Financial Instrument	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Cash and cash equivalents	$6,271	$6,271	$20,892	$20,892
Restricted cash	5,690	5,690	5,518	5,518
Derivative assets	3,619	3,619	3,867	3,867

Liabilities
Debt:
Unsecured credit facility	189,507	192,190	147,280	150,000
Mortgages	575,014	566,073	596,537	588,523

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

l. Income Taxes

We have elected to be taxed as a REIT beginning with the taxable year ended December 31, 2011.  Accordingly, we recorded no income tax expense for the three and six months ended June 30, 2017 and 2016.

To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our ordinary taxable income to stockholders.  As a REIT, we generally are not subject to federal income tax on taxable

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of June 30, 2017

(Unaudited and dollars in thousands, except share and per share data)

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

m. Recent Accounting Pronouncements

Below is a brief description of recent accounting pronouncements that could have a material effect on our financial statements.

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

Not Yet Adopted Within these Financial Statements

In May 2014, the FASB issued an accounting standard classified under FASB ASC Topic 606, “Revenue from Contracts with Customers”. This accounting standard generally replaces existing guidance by requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This accounting standard applies to all contracts with customers, except those that are within the scope of other Topics in the FASB ASC. During 2016, the FASB issued three amendments to this accounting standard which provide further clarification to this accounting standard. These standards amending FASB ASC Topic 606 are currently effective for annual reporting periods beginning after December 15, 2017. We are continuing to evaluate the impact that these standards may have on our consolidated financial statements, however, a majority of our revenue is derived from real estate lease contracts, which are specifically excluded from the scope of this standard.

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

As of June 30, 2017

(Unaudited and dollars in thousands, except share and per share data)

Management expects that the updated standard will result in fewer acquisitions of real estate meeting the definition of a business and fewer acquisition-related costs being expensed in the period incurred.

In May 2017, the FASB issued an accounting standard under FASB ASC Topic 718, “Compensation – Stock Compensation.” The amendments in this update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. As a result, the accounting for share-based payment award transactions could be impacted. The updated standard will be effective for the Company on January 1, 2018 with early adoption permitted. The new definition will be applied prospectively to an award modified on or after the adoption date. Management is currently evaluating the impact that this standard may have on our consolidated financial statements.

NOTE 3: Investments in Real Estate

As of June 30, 2017, our investments in real estate consisted of 46 apartment properties with 12,812 units (unaudited).  The table below summarizes our investments in real estate:

As of June 30, 2017 and December 31, 2016, we had investments in real estate with a carrying value of $21,964 and $60,786, respectively, classified as held for sale.

	As of June 30, 2017	As of December 31, 2016	Depreciable Lives (In years)
Land	$178,566	$165,120	—
Building	1,139,176	1,066,611	40
Furniture, fixtures and equipment	22,831	17,625	5-10
Total investment in real estate	$1,340,573	$1,249,356
Accumulated depreciation	(66,853)	(51,511)
Investments in real estate, net	$1,273,720	$1,197,845

Acquisitions

The below table summarizes the acquisitions for the six months ended June 30, 2017:

Property Name	Date of Purchase	Location	Units (unaudited)	Purchase Price
Lakes of Northdale	2/27/2017	Tampa, FL	216	$29,750
Haverford Place	5/24/2017	Lexington, KY	160	$14,240
South Terrace (1)	6/30/2017	Durham, NC	328	$42,950
Total			704	$86,940
(1)

This property was acquired from a joint venture of which our former advisor was a controlling member.  See Note 8: Related Party Transactions and Arrangements.  In conjunction with this acquisition, we issued IROP units to third parties that were members of the joint venture that owned the property.  See Note 6: Shareholder Equity and Noncontrolling Interests.

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of June 30, 2017

(Unaudited and dollars in thousands, except share and per share data)

The following table summarizes the aggregate fair value of the assets and liabilities associated with the properties acquired during the six-month period ended June 30, 2017, on the date of acquisition, accounted for under FASB ASC Topic 805.

Description	Fair Value of Assets Acquired During the Six-Month Period Ended June 30, 2017
Assets acquired:
Investments in real estate	$86,012
Accounts receivable and other assets	331
Intangible assets	928
Total assets acquired	$87,271
Liabilities assumed:
Accounts payable and accrued expenses	398
Other liabilities	150
Total liabilities assumed	$548
Estimated fair value of net assets acquired	$86,723

The table below presents the revenue and net income (loss) for the properties acquired during the six-month period ended June 30, 2017 as reported in our consolidated financial statements.

	For the Three-Month Period Ended June 30, 2017		For the Six-Month Period Ended June 30, 2017
Property	Total revenue	Net income (loss) allocable to common shares	Total revenue	Net income (loss) allocable to common shares
Lakes of Northdale	$771	$150	$1,040	$224
Haverford Place	$185	$71	$185	$71
South Terrace	$10	$5	$10	$5
Total	$966	$226	$1,235	$300

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

Description	For the Three-Month Period Ended June 30, 2017	For the Three-Month Period Ended June 30, 2016	For the Six-Month Period Ended June 30, 2017	For the Six-Month Period Ended June 30, 2016
Pro forma total revenue (unaudited)	41,162	40,498	81,904	81,334
Pro forma net income (loss) allocable to common shares (unaudited)	18,999	29,425	23,335	29,788
Earnings (loss) per share attributable to common shareholders:
Basic-pro forma (unaudited)	$0.28	$0.62	$0.34	$0.63
Diluted-pro forma (unaudited)	$0.28	$0.62	$0.34	$0.63

We did not make any purchase price allocation adjustments during the six month period ended June 30, 2017.

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of June 30, 2017

(Unaudited and dollars in thousands, except share and per share data)

Dispositions

The table below summarizes the dispositions for the six months ended June 30, 2017 and also presents each property’s contribution to net income (loss) allocable to common shares, excluding the impact of the gain (loss) on sale:

				Net income (loss) allocable to common shares
Property Name	Date of Sale	Sale Price	Gain (loss) on sale (1)	For the Three Months Ended June 30, 2017	For the Six Months Ended June 30, 2017
Copper Mill	5/5/2017	$32,000	$15,616	$109	$531
Heritage Trace	6/1/2017	11,600	(1,237)	76	225
Berkshire	6/9/2017	16,000	1,671	54	176
Total		$59,600	$16,050	$239	$932
(1)	The gain (loss) on sale for these properties is net of $2,748 of defeasance costs. All properties were previously classified as held for sale.

NOTE 4: Indebtedness

The following tables contain summary information concerning our indebtedness as of June 30, 2017:

Debt:	Outstanding Principal	Unamortized Discount and Debt Issuance Costs	Carrying Amount	Type	Weighted Average Rate	Weighted Average Maturity (in years)
Unsecured credit facility (1)(2)	$192,190	$(2,683)	$189,507	Floating	2.7%	4.1
Mortgages-Fixed rate	578,310	(3,296)	575,014	Fixed	3.7%	6.3
Total Debt	$770,500	$(5,979)	$764,521		3.5%	5.7
(1)	The secured credit facility total capacity is $300,000, of which $192,190 was outstanding as of June 30, 2017.
(2)

As of June 30, 2017, IRT maintained a float-to-fixed interest rate swap with a $150,000 notional amount. This swap, which expires on June 17, 2021 and has a fixed rate of 1.1325%, has converted $150,000 of our floating rate debt to fixed rate debt.

	Original maturities on or before December 31,
Debt:	2017	2018	2019	2020	2021	Thereafter
Unsecured credit facility	$-	$-	$-	$-	$142,190	$50,000
Mortgages-Fixed rate	1,365	3,209	4,660	7,612	102,633	458,831
Total	$1,365	$3,209	$4,660	$7,612	$244,823	$508,831

As of June 30, 2017, we were in compliance with all financial covenants contained in our indebtedness.

The following table contains summary information concerning our indebtedness as of December 31, 2016:

Debt:	Outstanding Principal	Unamortized Discount and Debt Issuance Costs	Carrying Amount	Type	Weighted Average Rate	Weighted Average Maturity (in years)
Secured credit facility (1)	$150,000	$(2,720)	$147,280	Floating	3.0%	1.7
Mortgages-Fixed rate	600,188	(3,651)	596,537	Fixed	3.8%	6.7
Total Debt	$750,188	$(6,371)	$743,817		3.6%	5.7

(1)	The secured credit facility total capacity was $312,500, of which $150,000 was outstanding as of December 31, 2016.

In February 2017, IROP drew down $22,000 on the secured credit facility in connection with the Lakes of Northdale acquisition.

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of June 30, 2017

(Unaudited and dollars in thousands, except share and per share data)

On May 1, 2017, we closed on a new $300,000 unsecured credit facility, refinancing and terminating the previous secured credit facility. The new facility is comprised of a $50,000 term loan and a revolving commitment of up to $250,000. The maturity date on the new term loan is May 1, 2022, and the maturity date on borrowings outstanding under the revolving commitment is May 1, 2021, extending the September 17, 2018 maturity of the previous secured credit facility. Based on our current leverage levels, our annual interest cost is LIBOR plus 145 basis points under the term loan and LIBOR plus 150 basis points for borrowings outstanding under the revolving commitments.  We recognized the refinance as a partial extinguishment of our prior secured credit facility and recognized a loss on extinguishment of debt of $572.

In May 2017, IROP drew down $9,000 on the unsecured credit facility in connection with the Haverford Place acquisition.

In June 2017, IROP drew down $31,250 on the unsecured credit facility in connection with the South Terrace acquisition.

In connection with the three property dispositions during the three months ended June 30, 2017, we extinguished, through defeasance, property mortgages totaling $20,586.

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

On June 24, 2016, we entered into an interest rate swap contract with a notional value of $150,000, a strike rate of 1.145% and a maturity date of June 17, 2021.  We designated this interest rate swap as a cash flow hedge at inception and determined that the hedge is highly effective in offsetting interest rate fluctuations associated with the identified indebtedness. We have not recognized any ineffectiveness associated with this cash flow hedge through April 2017.  On April 17, 2017, in conjunction with the refinance of our credit facility, we restructured our existing interest rate swap to remove the LIBOR floor.  This resulted in a decrease in the strike rate to 1.1325%.  The notional value and maturity date remained the same.  We designated the restructured interest rate swap as a cash flow hedge at inception and determined that the hedge is highly effective in offsetting interest rate fluctuations associated with the identified indebtedness. However, since the fair value of the swap at inception of the hedging relationship was not zero, we expect some ineffectiveness to be recognized over the life of the instrument.  During the three months ended June 30, 2017, we recognized $12 of ineffectiveness based on the hypothetical derivative method. Our interest rate cap is not designated as a cash flow hedge.

The following table summarizes the aggregate notional amount and estimated net fair value of our derivative instruments as of June 30, 2017 and December 31, 2016:

	As of June 30, 2017			As of December 31, 2016
	Notional	Fair Value of Assets	Fair Value of Liabilities	Notional	Fair Value of Assets	Fair Value of Liabilities
Cash flow hedges:
Interest rate swap	$150,000	$3,619	$—	$150,000	$3,867	$—
Freestanding derivatives:
Interest rate cap	200,000	—	—	200,000	—	—
Net fair value	$350,000	$3,619	$—	$350,000	$3,867	$—

Effective interest rate swaps and caps are reported in accumulated other comprehensive income, and the fair value of these hedge agreements is included in other assets or other liabilities.

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of June 30, 2017

(Unaudited and dollars in thousands, except share and per share data)

For our interest rate swap that is considered a highly effective hedge, we reclassified realized losses of $51 and $183 to earnings within interest expense for the three and six months ended June 30, 2017, respectively, and we expect $315 to be reclassified out of accumulated other comprehensive income to earnings over the next 12 months.

NOTE 6: Shareholder Equity and Noncontrolling Interests

Stockholder Equity

Common Shares

Our board of directors has declared the following dividends:

Month	Declaration Date	Record Date	Payment Date	Dividend Declared Per Share
January 2017	January 12, 2017	January 31, 2017	February 15, 2017	$0.06
February 2017	January 12, 2017	February 28, 2017	March 15, 2017	$0.06
March 2017	January 12, 2017	March 31, 2017	April 17, 2017	$0.06
April 2017	April 12, 2017	April 28, 2017	May 15, 2017	$0.06
May 2017	April 12, 2017	May 31, 2017	June 15, 2017	$0.06
June 2017	April 12, 2017	June 30, 2017	July 17, 2017	$0.06
July 2017	July 14, 2017	July 31, 2017	August 15, 2017	$0.06
August 2017	July 14, 2017	August 31, 2017	September 15, 2017	$0.06
September 2017	July 14, 2017	September 29, 2017	October 13, 2017	$0.06

During the three and six months ended June 30, 2017, we also paid $0 and $126, respectively, of dividends on restricted common share awards that vested during the period.

On August 4, 2017, we entered into an At-the-Market Issuance Sales Agreement (the “Sales Agreement”) with various sales agents. Pursuant to the Sales Agreement, we may offer and sell shares of our common stock, $0.01 par value per share, having an aggregate offering price of up to $150,000, from time to time through the sales agents. The sales agents are entitled to compensation in an agreed amount not to exceed 2.0% of the gross sales price per share for any shares sold from time to time under the Sales Agreement. We have no obligation to sell any of the shares under the Sales Agreement and may at any time suspend solicitations and offers under the Sales Agreement.

Noncontrolling Interest

In June 2017, we issued 166,604 IROP units in connection with our acquisition of South Terrace.  The IROP units were valued at $1,654 based on the stock price of our common stock. See Note 3: Investments in Real Estate for details on the property acquisition.

As of June 30, 2017, 3,035,654 IROP units held by unaffiliated third parties remain outstanding with a redemption value of $29,962, based on IRT’s stock price of $9.87 as of June 30, 2017.

Our board of directors has declared the following distributions on IROP’s LP units:

Month	Declaration Date	Record Date	Payment Date	Dividend Declared Per Share
January 2017	January 12, 2017	January 31, 2017	February 15, 2017	$0.06
February 2017	January 12, 2017	February 28, 2017	March 15, 2017	$0.06
March 2017	January 12, 2017	March 31, 2017	April 17, 2017	$0.06
April 2017	April 12, 2017	April 28, 2017	May 15, 2017	$0.06
May 2017	April 12, 2017	May 31, 2017	June 15, 2017	$0.06
June 2017	April 12, 2017	June 30, 2017	July 17, 2017	$0.06
July 2017	July 14, 2017	July 31, 2017	August 15, 2017	$0.06
August 2017	July 14, 2017	August 31, 2017	September 15, 2017	$0.06
September 2017	July 14, 2017	September 29, 2017	October 13, 2017	$0.06

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of June 30, 2017

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

On May 16, 2017, our compensation committee granted stock under the incentive plan such that our independent directors received an aggregate of 24,830 shares of our common stock, valued at $225 using our closing stock price of $9.06.  These awards vested immediately.

NOTE 8: Related Party Transactions and Arrangements

Fees and Expenses Paid to Our Former Advisor

On December 20, 2016, in connection with our management internalization, we acquired our former advisor and, therefore, fees and expenses to our former advisor are no longer incurred.

For the three months ended June 30, 2017 and 2016, our former advisor earned $0 and $1,784 of asset management fees, respectively, and $0 and $3,415 for the six months ended June 30, 2017 and 2016, respectively. These fees are included within general and administrative expenses in our consolidated statements of operations.

For the three months ended June 30, 2017 and 2016, our former advisor earned $0 and $79 of incentive fees, respectively, and $0 and $144 for the six months ended June 30, 2017 and 2016, respectively.  These fees are included within general and administrative expenses in our consolidated statements of operations.

For the three months ended June 30, 2017 and 2016, we incurred costs of $340 and $0 with respect to our shared services agreement with our former advisor and $727 and $0 for the six months ended June 30, 2017 and 2016, respectively. These fees are included within general and administrative expenses in our consolidated statements of operations.

As of June 30, 2017 and December 31, 2016, we had no liabilities payable to our former advisor for asset management fees, incentive fees, or shared service fees.

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of June 30, 2017

(Unaudited and dollars in thousands, except share and per share data)

Property Management Fees Paid to Our Former Property Manager

On December 20, 2016, in connection with our management internalization, we acquired property management agreements with respect to each of our properties from RAIT Residential, our former property manager, which is wholly owned by RAIT.

For the three months ended June 30, 2017 and 2016, our former property manager earned $0 and $1,229, respectively, and $0 and $2,491 for the six months ended June 30, 2017 and 2016, respectively, of property management and leasing fees. As of June 30, 2017 and December 31, 2016, we had no liabilities payable to our property manager for property management and leasing fees.

Dividends Paid to Affiliates of Our Former Advisor

On October 5, 2016, we repurchased and retired all 7,269,719 shares of our common stock owned by a subsidiary of RAIT.

Since October 5, 2016, RAIT has not owned any shares of our common stock.  For the three months ended June 30, 2017 and 2016, we declared and subsequently paid dividends of $0 and $1,308, respectively, and $0 and $2,617 for the six months ended June 30, 2017 and 2016, respectively, related to shares of common stock owned by a subsidiary of RAIT.

RAIT Indebtedness

In the second quarter of 2016, we repaid $38,075 of mortgage indebtedness with proceeds from two property dispositions.  This indebtedness was held by RAIT. Total interest expense paid to RAIT for the three and six months ended June 30, 2017 and 2016 was $0 and $486, respectively.

Related Party Transaction

In June 2017, we acquired South Terrace, a 328-unit property in Durham, NC for $42,950 from a joint venture, of which a subsidiary of RAIT was a controlling member. For further information, see Note 3 – Investment in Real Estate.

NOTE 9: Earnings (Loss) Per Share

The following table presents a reconciliation of basic and diluted earnings (loss) per share for the three and six months ended June 30, 2017 and 2016:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Net income (loss)	$19,521	$30,790	$23,766	$30,744
(Income) loss allocated to non-controlling interests	(782)	(1,803)	(950)	(1,832)
Net income (loss) allocable to common shares	18,739	28,987	22,816	28,912
Weighted-average shares outstanding—Basic	68,832,855	47,183,804	68,810,131	47,138,573
Weighted-average shares outstanding—Diluted	68,943,869	47,229,736	69,007,862	47,159,220
Earnings (loss) per share—Basic	$0.27	$0.61	$0.33	$0.61
Earnings (loss) per share—Diluted	$0.27	$0.61	$0.33	$0.61

Certain IROP units, stock appreciation rights, or SARs, and unvested shares were excluded from the earnings (loss) per share computation because their effect would have been anti-dilutive, totaling 3,037,496 and 3,035,654 for the three and six months ended June 30, 2017, respectively, and 2,950,816 and 3,111,201 for the three and six months ended June 30, 2016, respectively.

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of June 30, 2017

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

Overview

General

We are a Maryland corporation that owns and operates multifamily apartment properties across non-gateway U.S. markets, including Louisville, Memphis, Atlanta, and Raleigh.  Our investment strategy is focused on gaining scale within key amenity rich submarkets that offer good school districts, high-quality retail, and major employment centers.  We aim to provide stockholders attractive risk-adjusted returns through diligent portfolio management, strong operational performance, and a consistent return of capital through distributions and capital appreciation. We elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, or the Code, commencing with our taxable year ended December 31, 2011.

We seek to acquire and operate apartment properties that:

•	have stable occupancy;

•	are located in submarkets that we do not expect will experience substantial new apartment construction in the foreseeable future;

•	in appropriate circumstances, present opportunities for repositioning or updating through capital expenditures when we see opportunities for increased rents; and

•	present opportunities to apply tailored marketing and management strategies to attract and retain residents and enable rent increases.

Property Portfolio

As of June 30, 2017, we owned 46 multifamily apartment properties, totaling 12,812 units.  Below is a summary of our property portfolio by market.

(Dollars in thousands, except per share data)	As of June 30, 2017			For the Three Months Ended June 30, 2017
Market	Units	Gross Real Estate Assets	Period End Occupancy	Average Effective Monthly Rent per Unit	Net Operating Income (a)	% of NOI
Louisville. KY	1,709	$178,896	96.0%	$951	$2,921	12.6%
Memphis, TN	1,383	137,330	94.9%	1,017	2,419	10.5%
Atlanta, GA	1,092	136,202	94.0%	1,087	2,357	10.2%
Raleigh, NC	1,372	182,271	94.7%	1,073	2,274	9.8%
Oklahoma City, OK	1,658	72,764	92.2%	646	1,718	7.4%
Dallas, TX	734	85,160	97.0%	1,117	1,408	6.1%
Charleston, SC	518	78,948	94.2%	1,310	1,198	5.2%
Jackson, MS (b)	602	44,404	92.9%	912	948	4.1%
Little Rock, AR	462	53,923	95.0%	992	911	3.9%
Orlando, FL	297	47,465	95.3%	1,362	781	3.4%
Chicago, IL	370	29,270	94.9%	1,004	767	3.3%
Indianapolis, IN	428	41,747	91.6%	991	759	3.3%
Greenville, SC	346	48,124	90.2%	1,119	744	3.2%
Austin, TX	300	35,387	96.3%	1,277	669	2.9%
Charlotte, NC	208	41,736	94.2%	1,441	661	2.9%
Asheville, NC	252	28,243	98.0%	1,039	530	2.3%
Chattanooga, TN	295	25,885	97.3%	955	501	2.2%
Tampa-St. Petersburg, FL	216	29,543	94.0%	1,207	465	2.0%
St. Louis, MO	152	32,900	92.1%	1,579	463	2.0%
Columbus, OH	240	17,901	95.0%	877	352	1.5%
Huntsville, AL	178	16,017	98.3%	831	261	1.1%
Total/Weighted Average	12,812	$1,364,116	94.5%	$1,010	$23,107	100.0%

(a)	Net operating income for the three months ended June 30, 2017 excludes $406 primarily related to sold properties.
(b)	Includes $ 23,544 of properties classified as held-for-sale.

As of June 30, 2017, our same-store portfolio consisted of 42 multifamily apartment properties, totaling 11,676 units.  See “Non-GAAP Financial Measures – Same Store Portfolio Net Operating Income” below for our definition of same store and definitions and reconciliations related to our net operating income margin.

During the three months ended June 30, 2017, we continued our capital recycling strategy as we seek to shift our portfolio out of our class “C” properties and into higher-quality assets located primarily in non-gateway markets, which we believe have compelling growth fundamentals.  During the second quarter of 2017, we sold three class “C” properties for an aggregate sales price of $59.6 million and recognized an aggregate gain on sale of $16.1 million, and purchased two class “B” properties for an aggregate purchase price of $57.2 million.

Property Operations

During the three months ended June 30, 2017, we saw strong operational results.  On a same-store basis, our total revenues were up 4.3% as compared to the second quarter of 2016 driven by higher average effective monthly rents and higher average occupancy.  Revenue growth was especially strong in the Memphis, TN and Atlanta, GA markets driven by steady occupancy and higher average effective rent per unit in the second quarter of 2017 as compared to the second quarter of 2016.

Same-store net operating income increased 5.6% during the second quarter of 2017 as compared to the same period in the prior year drive by the higher revenues and operating expenses that increased just 2.2% as we continued to focus on expense management.  For the six months ended June 30, 2017, our same-store total revenues are 4.5% higher and our same-store net operating income 5.4% higher than the six months ended June 30, 2016.

Other Matters

On June 20, 2017, we completed our use of shared services previously provided by RAIT and fully completed our previously disclosed management internalization. The shared services previously provided included certain transitional services such as information technology, human resources, insurance, investor relations, legal, tax and accounting.

On July 31, 2017, we transferred the listing of our common stock to the New York Stock Exchange (“NYSE”) from the NYSE MKT. Our common stock will continue to trade under the ticker symbol “IRT”.

Results of Operations

Three Months Ended June 30, 2017 compared to the Three Months Ended June 30, 2016

	SAME STORE PROPERTIES				NON SAME STORE PROPERTIES				CONSOLIDATED
(Dollars in thousands)	Three Months Ended June 30,				Three Months Ended June 30,				Three Months Ended June 30,
	2017	2016	Increase (Decrease)	% Change	2017	2016	Increase (Decrease)	% Change	2017	2016	Increase (Decrease)	% Change
Revenue:
Rental income	$32,342	$31,135	$1,207	3.9%	$2,834	$3,050	$(216)	-7.1%	$35,176	$34,185	$991	2.9%
Reimbursement and other income	3,881	3,610	271	7.5%	374	532	(158)	-29.7%	4,255	4,142	113	2.7%
Total revenue	36,223	34,745	1,478	4.3%	3,208	3,582	(374)	-10.4%	39,431	38,327	1,104	2.9%
Expenses:
Real estate operating expenses	14,280	13,966	314	2.2%	1,638	1,657	(19)	-1.1%	15,918	15,623	295	1.9%
Net Operating Income	$21,943	$20,779	$1,164	5.6%	$1,570	$1,925	$(355)	-18.4%	$23,513	$22,704	$809	3.6%

Other Income:
Property management									130	-	130	-
Total other income									130	-	130	-
Corporate and other expenses:
Property management expenses									1,444	1,229	215	17.5%
General and administrative expenses									2,706	2,787	(81)	-2.9%
Acquisition and integration expenses									265	8	257	3212.5%
Depreciation and amortization expense									8,011	7,635	376	4.9%
Total corporate and other expenses									12,426	11,659	767	6.6%
Operating Income (loss)									11,217	11,045	172	1.6%
Interest expense									(7,162)	(9,018)	1,856	20.6%
Hedge ineffectiveness									(12)	-	(12)	N/M
Net gains (losses) on sale of assets									16,050	29,321	(13,271)	-45.3%
Gains (losses) on extinguishment of debt									(572)	(558)	(14)	2.5%
Net income (loss)									19,521	30,790	(11,269)	-36.60%
(Income) loss allocated to noncontrolling interests									(782)	(1,803)	1,021	56.6%
Net income (loss) available to common shares									$18,739	$28,987	$(10,248)	-35.35%

Revenue

Rental income. Rental revenue increased $1.0 million to $35.2 million for the three months ended June 30, 2017 from $34.2 million for the three months ended June 30, 2016. The increase was primarily attributable to a $1.2 million increase in same store rental income driven by higher average effective monthly rents and higher occupancy than the prior year period.

Reimbursement and other income. Reimbursement and other income increased $0.1 million to $4.2 million for the three months ended June 30, 2017 from $4.1 million for the three months ended June 30, 2016. The increase was primarily due to a $0.3 million increase in same store reimbursement and other income attributable to our continued focus on driving non-rental revenue and fee income.

Property management income. Property management income was $0.1 million for the three months ended June 30, 2017 compared to $0.0 million for the three months ended June 30, 2016.  This is due to third party property management income that we receive for managing properties on behalf of third parties.  This service did not exist prior to our management internalization in December 2016.

Expenses

Real estate operating expenses. Property operating expenses increased $0.3 million to $15.9 million for the three months ended June 30, 2017 from $15.6 million for the three months ended June 30, 2016. The increase was due to higher personnel and real estate tax expenses, which drove a $0.3 million increase in real estate operating expenses at our same store properties.

Property management expenses: Property management expenses increased $0.2 million to $1.4 million for the three months ended June 30, 2017 from $1.2 million for the three months ended June 30, 2016. This increase coincides with the above-mentioned increase in property management income driven by our internalization.  After our management internalization, property management expenses include costs incurred to directly support on-site management. Prior to this, property management expenses included property and construction management fees paid to our former property manager.

General and administrative expenses. General and administrative expenses decreased $0.1 million to $2.7 million for the three months ended June 30, 2017 from $2.8 million for the three months ended June 30, 2016. The decrease is due to cost savings from our management internalization.

Depreciation and amortization expense. Depreciation and amortization expense increased $0.4 million to $8.0 million for the three months ended June 30, 2017 from $7.6 million for the three months ended June 30, 2016. The increase is primarily attributable to $0.2 million of in-place lease intangible amortization recognized during the three months ended June 30, 2017 related to 2017 property acquisitions.

Interest expense. Interest expense decreased $1.8 million to $7.2 million for the three months ended June 30, 2017 from $9.0 million for the three months ended June 30, 2016. The decrease is due to debt reductions during 2016 when our term loan was fully repaid and our credit facility balance decreased by $121.5 million.

Net gains (losses) on sale of asset. Net gains on sale of assets decreased $13.2 million to $16.1 million for the three months ended June 30, 2017 from $29.3 million for the three months ended June 30, 2016.  The 2017 net gains were driven primarily by a $15.7 million gain on the sale of Copper Mill, a 320-unit apartment property in Austin, TX.  The 2016 net gains were driven primarily by gains of $15.1 million and $14.2 million realized upon the sales of Tresa at Arrowhead and Belle Creek.

Six Months Ended June 30, 2017 compared to the Six Months Ended June 30, 2016

	SAME STORE PROPERTIES				NON SAME STORE PROPERTIES				CONSOLIDATED
(Dollars in thousands)	Six Months Ended June 30,				Six Months Ended June 30,				Six Months Ended June 30,
	2017	2016	Increase (Decrease)	% Change	2017	2016	Increase (Decrease)	% Change	2017	2016	Increase (Decrease)	% Change
Revenue:
Rental income	$64,104	$61,615	$2,489	4.0%	$5,809	$7,323	$(1,514)	-20.7%	$69,913	$68,938	$975	1.4%
Reimbursement and other income	7,600	6,995	605	8.6%	813	1,060	(247)	-23.3%	8,413	8,055	358	4.4%
Total revenue	71,704	68,610	3,094	4.5%	6,622	8,383	(1,761)	-21.0%	78,326	76,993	1,333	1.7%
Expenses:
Real estate operating expenses	28,553	27,679	874	3.2%	3,357	3,802	(445)	-11.7%	31,910	31,481	429	1.4%
Net Operating Income	$43,151	$40,931	$2,220	5.4%	$3,265	$4,581	$(1,316)	-28.7%	$46,416	$45,512	$904	2.0%

Other Income:
Property management									377	-	377	-
Total other income									377	-	377	-
Corporate and other expenses:
Property management expenses									2,982	2,491	491	19.7%
General and administrative expenses									4,806	5,409	(603)	-11.1%
Acquisition and integration expenses									387	18	369	2050.0%
Depreciation and amortization expense									15,618	19,162	(3,544)	-18.5%
Total corporate and other expenses									23,793	27,080	(3,287)	-12.1%
Operating Income (loss)									23,000	18,432	4,568	24.8%
Interest expense									(14,610)	(18,995)	4,385	23.1%
Hedge ineffectiveness									(12)	-	(12)	N/M
Other income (expense)									(5)	-	(5)	N/M
Net gains (losses) on sale of assets									15,965	31,774	(15,809)	-49.8%
Gains (losses) on extinguishment of debt									(572)	(558)	(14)	2.5%
Gains (losses) on TSRE merger and property acquisitions									-	91	(91)	N/M
Net income (loss)									23,766	30,744	(6,978)	-22.70%
(Income) loss allocated to noncontrolling interests									(950)	(1,832)	882	48.1%
Net income (loss) available to common shares									$22,816	$28,912	$(6,096)	-21.08%

Revenue

Rental income. Rental revenue increased $1.0 million to $69.9 million for the six months ended June 30, 2017 from $68.9 million for the six months ended June 30, 2016. The increase was primarily attributable to a $2.5 million increase in same store rental income driven by higher average effective monthly rents and higher occupancy than the year-ago period.  This increase was partially offset by a $1.5 million decrease in non-same store rental income due to the disposition of non-core properties.

Reimbursement and other income. Reimbursement and other income increased $0.4 million to $8.4 million for the six months ended June 30, 2017 from $8.0 million for the six months ended June 30, 2016. The increase was primarily due to a $0.6 million increase in same store reimbursement and other income attributable to our continued focus on driving non-rental revenue and fee income.

Property management income. Property management income was $0.4 million for the six months ended June 30, 2017 compared to $0.0 million for the six months ended June 30, 2016. This is due to third party property management income that we receive for managing properties on behalf of third parties.  This service did not exist prior to our management internalization in December 2016.

Expenses

Real estate operating expenses. Property operating expenses increased $0.4 million to $31.9 million for the six months ended June 30, 2017 from $31.5 million for the six months ended June 30, 2016. The increase was due to higher personnel and real estate tax expenses, which drove a $0.9 million increase in real estate operating expenses at our same store properties partially offset by lower non-same store real estate operating expenses due to sold properties.

Property management expenses: Property management expenses increased $0.5 million to $3.0 million for the six months ended June 30, 2017 from $2.5 million for the six months ended June 30, 2016. This increase coincides with the above-mentioned increase in property management income driven by our internalization.  After our management internalization, property management expenses include costs incurred to directly support on-site management. Prior to this, property management expenses included property and construction management fees paid to our former property manager.

General and administrative expenses. General and administrative expenses decreased $0.6 million to $4.8 million for the six months ended June 30, 2017 from $5.4 million for the six months ended June 30, 2016. The decrease is due to cost savings from our management internalization.

Depreciation and amortization expense. Depreciation and amortization expense decreased $3.6 million to $15.6 million for the six months ended June 30, 2017 from $19.2 million for the six months ended June 30, 2016. The decrease is primarily due to $3.7 million decrease in amortization of in-place leases as they were fully amortized during 2016.

Interest expense. Interest expense decreased $4.4 million to $14.6 million for the six months ended June 30, 2017 from $19.0 million for the six months ended June 30, 2016. The decrease is due to debt reductions during 2016 when our term loan was fully repaid and our credit facility balance decreased by $121.5 million.

Net gains (losses) on sale of asset. Net gains on sale of assets decreased $15.8 million to $16.0 million for the three months ended June 30, 2017 from $31.8 million for the three months ended June 30, 2016.  The 2017 net gains were driven primarily by a $15.7 million gain on the sale of Copper Mill, a 320-unit apartment property in Austin, TX.  The 2016 net gains were driven primarily by gains of $15.1 million and $14.2 million realized upon the sales of Tresa at Arrowhead and Belle Creek.

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

CFFO is a computation made by analysts and investors to measure a real estate company’s operating performance by removing the effect of items that do not reflect ongoing property operations, including stock compensation expense, depreciation and amortization of other items not included in FFO, amortization of deferred financing costs, acquisition and integration expenses, and other non-operating gains or losses related to items such as hedge ineffectiveness, defeasance costs we incur when we sell a property subject to secured debt, asset sales, debt extinguishments, gains on the TSRE merger, and management internalization expenses, from the determination of FFO. IRT incurs acquisition expenses in connection with acquisitions of real estate properties and expenses those costs when incurred in accordance with U.S. GAAP. As these expenses are one-time and reflective of investing activities rather than operating performance, IRT adds back these costs to FFO in determining CFFO.

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

Set forth below is a reconciliation of net income (loss) to FFO and CFFO for the three and six months ended June 30, 2017 and 2016 (in thousands, except share and per share information):

	For the Three Months Ended June 30, 2017		For the Three Months Ended June 30, 2016
	Amount	Per Share (1)	Amount	Per Share (2)
Funds From Operations (FFO):
Net income (loss)	$19,521	$0.27	$30,790	$0.61
Adjustments:
Real estate depreciation and amortization	7,987	0.11	7,635	0.15
Net (gains) losses on sale of assets excluding defeasance costs	(18,798)	(0.26)	(29,321)	(0.58)
Funds From Operations (FFO)	$8,710	$0.12	$9,104	$0.18
Core Funds From Operations (CFFO):
Funds From Operations (FFO)	$8,710	$0.12	$9,104	$0.18
Adjustments:
Stock compensation expense	738	0.01	380	0.01
Amortization of deferred financing costs	359	0.01	749	0.02
Acquisition and integration expenses	265	-	8	-
Other depreciation and amortization	24	-	-	-
Hedge ineffectiveness	12	-	-	-
Defeasance costs included in net gains (losses) on sale of assets	2,748	0.04	-
(Gains) losses on extinguishment of debt	572	0.01	558	0.01
Core Funds From Operations (CFFO)	$13,428	$0.19	$10,799	$0.22

	For the Six Months Ended June 30, 2017		For the Six Months Ended June 30, 2016
	Amount	Per Share (1)	Amount	Per Share (2)
Funds From Operations (FFO):
Net income (loss)	$23,766	$0.33	$30,744	$0.61
Adjustments:
Real estate depreciation and amortization	15,582	0.22	19,162	0.38
Net (gains) losses on sale of assets excluding defeasance costs	(18,713)	(0.26)	(33,170)	(0.66)
Funds From Operations (FFO)	$20,635	$0.29	$16,736	$0.33
Core Funds From Operations (CFFO):
Funds From Operations (FFO)	$20,635	$0.29	$16,736	$0.33
Adjustments:
Stock compensation expense	1,126	0.02	585	0.01
Amortization of deferred financing costs	878	0.01	1,946	0.05
Acquisition and integration expenses	387	-	18	-
Other depreciation and amortization	36	-	-	-
Hedge ineffectiveness	12	-	-	-
Defeasance costs included in net gains (losses) on sale of assets	2,748	0.04	1,396	0.03
(Gains) losses on extinguishment of debt	572	0.01	558	0.01
(Gains) losses on TSRE merger and property acquisitions	-	-	(91)	(0.01)
Core Funds From Operations (CFFO)	$26,394	$0.37	$21,148	$0.42

(1)	Based on 71,703,735 and 71,680,542 weighted-average shares and units outstanding for the three and six months ended June 30, 2017, respectively.
(2)	Based on 50,134,620 and 50,089,389 weighted-average shares and units outstanding for the three and six months ended June 30, 2016, respectively.

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

(Dollars in thousands)	Three Months Ended June 30, (a)			Six Months Ended June 30, (a)
	2017	2016	% change	2017	2016	% change
Revenue:
Rental income	$32,342	$31,135	3.9%	$64,104	$61,615	4.0%
Reimbursement and other income	3,881	3,610	7.5%	7,600	6,995	8.6%
Total revenue	36,223	34,745	4.3%	71,704	68,610	4.5%
Operating Expenses
Real estate taxes	4,384	4,277	2.5%	8,765	8,565	2.3%
Property insurance	781	764	2.2%	1,601	1,506	6.3%
Personnel expenses	3,483	3,296	5.7%	6,883	6,589	4.5%
Utilities	2,123	2,061	3.0%	4,346	4,260	2.0%
Repairs and maintenance	1,334	1,339	-0.4%	2,567	2,356	9.0%
Contract services	1,090	1,105	-1.4%	2,133	2,194	-2.8%
Advertising expenses	382	403	-5.2%	764	799	-4.4%
Other expenses	703	721	-2.5%	1,494	1,410	6.0%
Total operating expenses	14,280	13,966	2.2%	28,553	27,679	3.2%
Net operating income	$21,943	$20,779	5.6%	$43,151	$40,931	5.4%
NOI Margin	60.6%	59.8%	0.8%	60.2%	59.7%	0.5%
Average Occupancy	95.0%	94.4%	0.6%	94.4%	93.4%	1.0%
Average effective monthly rent, per unit	$1,013	$981	3.3%	$1,010	$976	3.5%
Reconciliation of Same-Store Net Operating Income to Net Income (Loss)
Same-store portfolio net operating income (a)	$21,943	$20,779		$43,151	$40,931
Non same-store net operating income	1,570	1,925		3,265	4,581
Property management income	130	-		377	-
Property management expenses	(1,444)	(1,229)		(2,982)	(2,491)
General and administrative expenses	(2,706)	(2,787)		(4,806)	(5,409)
Acquisition and integration expenses	(265)	(8)		(387)	(18)
Depreciation and amortization	(8,011)	(7,635)		(15,618)	(19,162)
Interest expense	(7,162)	(9,018)		(14,610)	(18,995)
Hedge ineffectiveness	(12)	-		(12)	-
Other income (expense)	-	-		(5)	-
Net gains (losses) on sale of assets	16,050	29,321		15,965	31,774
Gains (losses) on extinguishment of debt	(572)	(558)		(572)	(558)
Net income (loss) available to common shares	$19,521	$30,790		$23,766	$30,653

(a)	Same store portfolio for the three and six months ended June 30, 2017 and 2016 includes 42 properties containing 11,676 units.

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

We intend to meet these liquidity requirements primarily through:

•	the use of our cash and cash equivalent balance of $6.3 million as of June 30, 2017;
•	existing and future financing secured directly or indirectly by the apartment properties in our portfolio;
•	cash generated from operating activities;
•	net cash proceeds from property sales implementing our capital recycling strategy and other sales;
•	proceeds from the sale of our common stock; and
•	if required, proceeds from future borrowings and offerings.

On May 1, 2017, we closed on a new $300.0 million unsecured credit facility refinancing and terminated the previous secured credit facility. The new facility is comprised of a $50.0 million term loan and a revolving commitment of up to $250.0 million. The maturity date on the new term loan is May 1, 2022, and the maturity date on borrowings outstanding under the revolving commitment is May 1, 2021, extending the September 17, 2018 maturity of the previous secured credit facility. Based on our current leverage levels, our annual interest cost is LIBOR plus 145 basis points under the term loan and LIBOR plus 150 basis points for borrowings outstanding under the revolving commitments, an annual savings of approximately 35 to 40 basis points from our previous secured credit facility.

Cash Flows

As of June 30, 2017 and 2016, we maintained cash and cash equivalents of approximately $6.3 million and $28.1 million, respectively. Our cash and cash equivalents were generated from the following activities (dollars in thousands):

	For the Six Months Ended June 30,
	2017	2016
Cash flow from operating activities	$28,033	$18,847
Cash flow from investing activities	(55,706)	32,987
Cash flow from financing activities	13,052	(62,084)
Net change in cash and cash equivalents	(14,621)	(10,250)
Cash and cash equivalents at beginning of period	20,892	38,301
Cash and cash equivalents at end of period	$6,271	$28,051

The increase in our cash flow from operating activities between the six months ended June 30, 2017 and 2016 is primarily driven by the increased performance of our property portfolio.

Our cash outflow from investing activities during the six months ended June 30, 2017 is primarily due to three property acquisitions partially offset by three property dispositions. Our cash inflow from investing activities during the six months ended June 30, 2016 is primarily due to the disposition of three properties.

Our cash inflow from financing activities during the six months ended June 30, 2017 was primarily due to draws on our senior credit facility related to the acquisitions of three properties. Our cash outflow from financing activities during the six months ended June 30, 2016 was primarily due to repayments of mortgage indebtedness and the interim facility with proceeds from the three property dispositions

As a REIT, we evaluate our dividend coverage based on our cash flow from operating activities, excluding acquisition and integration expenses and changes in other assets and liabilities.  During the six months ended June 30, 2017, we paid distributions to our common stockholders and noncontrolling interests of $25.9 million and generated cash flow from operating activities excluding acquisition and integration expenses and changes in other assets and liabilities of $26.3 million.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements during the six months ended June 30, 2017 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our interests.

Critical Accounting Estimates and Policies

Our 2016 Annual Report on Form 10-K contains a discussion of our critical accounting policies. On January 1, 2016, we adopted three new accounting pronouncements and revised our accounting policies as described in Note 2 to the Consolidated Financial Statements included in Part I, Item 1 of this report. Management discusses our critical accounting policies and management’s judgments and estimates with the audit committee of our board of trustees.

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

There have been no material changes in quantitative and qualitative market risks during the six months ended June 30, 2017 from the disclosures included in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting or in other factors during the quarter ended June 30, 2017, that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

We have previously disclosed four “UPREIT” transactions completed in May 2014, August 2014, November 2014 and December 2014 wherein IROP issued, in the aggregate, 1,282,449 common units, or units, to unaffiliated entities or persons in order to acquire properties. In addition, we have previously disclosed that in September 2015, IROP issued 1,925,419 units, plus cash in lieu of fractional TSR OP units, in a transaction related to the TSRE acquisition.  In June 2017, IROP issued 166,604 units in connection with our acquisition of South Terrace. All such issuances were exempt from registration pursuant to Section 4(a)(2) of the Securities Act. As previously disclosed, these units are subject to exchange agreements containing the terms and conditions under which the units could be exchanged for cash in an amount equal to the value of an equivalent number of shares of our common stock as of the date IROP receives the holder’s notice of its desire to exchange the units for cash or, at IROP’s option, for the equivalent number of shares of our common stock. During the first half of 2017, IROP exchanged 39,899 units for 39,899 shares of our common stock (with fractional units being settled in cash). At June 30, 2017, there were 3,035,654 units held by unaffiliated third parties outstanding.  The issuance of the shares of our common stock in these exchanges was exempt from registration pursuant to Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D; all the persons receiving such shares were accredited investors.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information.

On August 4, 2017, we and our subsidiary, IROP, entered into an At-the-Market Issuance Sales Agreement (the “Sales Agreement”) with Citigroup Global Markets Inc., Capital One Securities, Inc., KeyBanc Capital Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Robert W. Baird & Co. Incorporated and Stifel, Nicolaus & Company, Incorporated (collectively, the “Sales Agents”). Pursuant to the Sales Agreement, we may offer and sell shares of our common stock, $0.01 par value per share, having an aggregate offering price of up to $150 million (the “Shares”), from time to time through the Sales Agents. The Sales Agents are entitled to compensation in an agreed amount not to exceed 2.0% of the gross sales price per share for any Shares sold from time to time under the Sales Agreement. We also agreed to provide each Sales Agent with customary indemnification rights under the Sales Agreement. Sales of the Shares, if any, under the program will depend upon market conditions and other factors to be determined by us. Any such sales of the Shares will be made by means of transactions that are deemed to be “at-the-market offerings” as defined in Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”), including by sales made directly on or through the New York Stock Exchange or another market for our common stock, sales made to or through a market maker other than on an exchange or otherwise, in negotiated transactions at market prices prevailing at the time of sale or at negotiated prices, or as otherwise agreed with the applicable Sales Agent. We have no obligation to sell any of the Shares under the Sales Agreement and may at any time suspend solicitations and offers under the Sales Agreement. No Sales Agent is required to sell any specific number or dollar amount of Shares.

The Shares sold under the Sales Agreement will be issued pursuant to our registration statement on Form S-3 (File No. 333-218130), which became effective under the Securities Act, on June 16, 2017. We will file a prospectus supplement with the Securities and Exchange Commission in connection with the offer and sale of the Shares.

The foregoing description of the Sales Agreement is not complete and is qualified in its entirety by reference to the full text of the Sales Agreement, which is filed as Exhibit 1.1 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

This Quarterly Report on Form 10-Q does not constitute an offer to sell or a solicitation of an offer to buy the Shares, and there shall not be any sale of the Shares in any state or jurisdiction in which such an offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such jurisdiction. The sale of the Shares is being made only by means of a prospectus and related prospectus supplement.

Item 6.	Exhibits.

The exhibits listed on the Exhibit Index (following the signatures section of this Quarterly Report on Form 10-Q) are included herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Independence Realty Trust, Inc.

Date: August 4, 2017	By:	/s/ Scott f. Schaeffer
Scott F. Schaeffer
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: August 4, 2017	By:	/s/ James J. Sebra
James J. Sebra
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit	Description

1.1

At-the-Market Issuance Agreement dated August 4, 2017, among Independence Realty Trust, Inc., Independence Realty Operating Partnership, LP, Citigroup Global Markets Inc., Robert W. Baird & Co. Incorporated, Capital One Securities, Inc., KeyBanc Capital Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Stifel, Nicolaus & Company, Incorporated, filed herewith.

10.1

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

10.2	Amendment No. 1 dated as of May 2, 2017 to the IRT Long Term Incentive Plan, incorporated by reference to Exhibit 10.9 to IRT’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.

10.3	Notice of Amendment of Outstanding Awards as of May 2, 2017, incorporated by reference to Exhibit 10.10 to IRT’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.

12.1	Statements regarding computation of ratios as of June 30, 2017, filed herewith.

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

101

XBRL (eXtensible Business Reporting Language). The following materials, formatted in XBRL: (i) Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016, (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2017 and 2016, (iii) Consolidated Statement of Comprehensive Income (Loss) for the three and six months ended June 30, 2017 and 2016, (iv) Consolidated Statements of Changes in Equity for the six months ended June 30, 2017, (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016 and (vi) notes to the consolidated financial statements as of June 30, 2017.