Form 10-Q
period 2017-09-30
INDEPENDENCE REALTY TRUST, INC.
filed 2017-10-31
CIK 1466085

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of October 30, 2017 there were 83,518,602 shares of the Registrant’s common stock issued and outstanding.

INDEPENDENCE REALTY TRUST, INC.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

Independence Realty Trust, Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited and dollars in thousands, except share and per share data)

	As of September 30, 2017	As of December 31, 2016
ASSETS:
Investments in real estate:
Investments in real estate, at cost	$1,427,057	$1,249,356
Accumulated depreciation	(75,084)	(51,511)
Investments in real estate, net	1,351,973	1,197,845
Real estate held for sale	22,031	60,786
Cash and cash equivalents	10,128	20,892
Restricted cash	6,665	5,518
Accounts receivable and other assets	9,416	5,211
Derivative assets	3,581	3,867
Intangible assets, net of accumulated amortization of $664 and $0, respectively	1,418	118
Total Assets	$1,405,212	$1,294,237
LIABILITIES AND EQUITY:
Indebtedness, net of unamortized deferred financing costs of $5,697 and $6,371, respectively	$731,625	$743,817
Accounts payable and accrued expenses	23,236	14,028
Accrued interest payable	134	491
Dividends payable	5,176	4,297
Other liabilities	3,063	2,913
Total Liabilities	763,234	765,546
Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized, 0 and 0 shares issued and outstanding, respectively	-	—
Common stock, $0.01 par value; 300,000,000 shares authorized, 83,518,602 and 68,996,070 shares issued and outstanding, including 295,846 and 281,000 unvested restricted common share awards, respectively	835	690
Additional paid-in capital	691,550	564,633
Accumulated other comprehensive income	3,466	3,683
Retained earnings (accumulated deficit)	(76,419)	(62,181)
Total stockholders’ equity	619,432	506,825
Noncontrolling interests	22,546	21,866
Total Equity	641,978	528,691
Total Liabilities and Equity	$1,405,212	$1,294,237

The accompanying notes are an integral part of these consolidated financial statements.

Independence Realty Trust, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited and dollars in thousands, except share and per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
REVENUE:
Rental income	$35,531	$34,333	$105,444	$103,271
Tenant reimbursement income	1,373	1,351	4,232	4,194
Other property income	2,960	2,680	8,514	7,892
Property management and other income	202	-	579	-
Total revenue	40,066	38,364	118,769	115,357
EXPENSES:
Property operating expenses	16,196	16,107	48,106	47,588
Property management expenses	1,328	1,219	4,310	3,710
General and administrative expenses	2,322	2,665	7,128	8,074
Acquisition and integration expenses	569	19	956	37
Depreciation and amortization expense	8,671	7,765	24,289	26,927
Total expenses	29,086	27,775	84,789	86,336
Operating income	10,980	10,589	33,980	29,021
Interest expense	(6,963)	(8,820)	(21,573)	(27,815)
Hedge ineffectiveness	12	-	-	-
Other income (expense)	-	(2)	(5)	(2)
Net gains (losses) on sale of assets	(92)	(1)	15,873	31,773
Gains (losses) on extinguishment of debt	-	-	(572)	(558)
Acquisition related debt extinguishment expenses	(2,781)	-	(2,781)	-
Gains (losses) on TSRE merger	-	641	-	732
Net income (loss):	1,156	2,407	24,922	33,151
(Income) loss allocated to noncontrolling interest	(59)	(140)	(1,009)	(1,972)
Net income (loss) allocable to common shares	$1,097	$2,267	$23,913	$31,179
Earnings (loss) per share:
Basic	$0.02	$0.05	$0.34	$0.66
Diluted	$0.02	$0.05	$0.34	$0.66
Weighted-average shares:
Basic	71,972,394	47,215,918	69,875,802	47,164,543
Diluted	72,144,544	47,314,629	70,105,571	47,190,139

The accompanying notes are an integral part of these consolidated financial statements.

Independence Realty Trust, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited and dollars in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Net income (loss)	$1,156	$2,407	$24,922	$33,151
Other comprehensive income (loss):
Change in fair value of interest rate hedges	(14)	217	(424)	(990)
Realized (gains) losses on interest rate hedges reclassified to earnings	(14)	251	177	271
Total other comprehensive income	(28)	468	(247)	(719)
Comprehensive income (loss) before allocation to noncontrolling interests	1,128	2,875	24,675	32,432
Allocation to noncontrolling interests	(33)	(140)	(979)	(1,972)
Comprehensive income (loss)	$1,095	$2,735	$23,696	$30,460

The accompanying notes are an integral part of these consolidated financial statements.

Independence Realty Trust, Inc. and Subsidiaries

Consolidated Statements of Changes in Equity

(Unaudited and dollars in thousands, except share information)

	Common Shares	Par Value Common Shares	Additional Paid In Capital	Accumulated Other Comprehensive Income	Retained Earnings (Deficit)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance, January 1, 2017	68,996,070	$690	$564,633	$3,683	$(62,181)	$506,825	$21,866	$528,691
Net income	-	-	-	-	23,913	23,913	1,009	24,922
Other comprehensive income	-	-	-	(217)	-	(217)	(30)	(247)
Stock compensation expense	168,010	1	1,547	-	-	1,548	-	1,548
Issuance of common shares	14,375,000	144	125,563			125,707		125,707
Issuance of LP Units related to acquisitions	-	-	-	-	-	-	1,654	1,654
Repurchase of shares related to equity award tax withholding	(60,377)	(1)	(564)	-	-	(565)	-	(565)
Conversion of noncontrolling interest to common shares	39,899	1	371	-	-	372	(372)	-
Common dividends declared	-	-	-	-	(38,151)	(38,151)	-	(38,151)
Distribution to noncontrolling interest declared	-	-	-	-	-	-	(1,581)	(1,581)
Balance, September 30, 2017	83,518,602	$835	$691,550	$3,466	$(76,419)	$619,432	$22,546	$641,978

The accompanying notes are an integral part of these consolidated financial statements.

Independence Realty Trust, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited and dollars in thousands)

	For the Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net income	$24,922	$33,151
Adjustments to reconcile net income (loss) to cash flow from operating activities:
Depreciation and amortization	24,289	26,927
Amortization of deferred financing costs	1,160	2,236
Stock compensation expense	1,548	832
Net (gains) losses on sale of assets	(15,873)	(31,773)
(Gains) losses on extinguishment of debt	572	558
Acquisition related debt extinguishment expenses	2,781	-
(Gains) losses on TSRE merger	-	(732)
Changes in assets and liabilities:
Accounts receivable and other assets	(1,931)	(1,377)
Accounts payable and accrued expenses	8,098	3,895
Accrued interest payable	(345)	(376)
Other liabilities	(165)	(11)
Net cash provided by operating activities	45,056	33,330
Cash flows from investing activities:
Disposition of real estate properties	34,519	39,690
Acquisition of real estate properties	(169,156)	-
Capital expenditures	(10,100)	(8,039)
(Increase) decrease in restricted cash	(1,147)	(2,615)
Cash flow (used in) provided by investing activities	(145,884)	29,036
Cash flows from financing activities:
Proceeds from unsecured credit facility	148,190	93,501
Unsecured credit facility repayments	(138,500)	(197,666)
Proceeds from mortgages	-	105,980
Mortgage principal repayments	(1,969)	(44,532)
Payments for deferred financing costs	(1,166)	(1,450)
Proceeds from issuance of common stock	125,707	-
Distributions on common stock	(37,279)	(25,495)
Distributions to noncontrolling interests	(1,573)	(1,615)
Payments related to extinguishment of debt	(2,781)	-
Repurchase of shares related to equity award tax withholding	(565)	(143)
Cash flow provided by (used in) financing activities	90,064	(71,420)
Net change in cash and cash equivalents	(10,764)	(9,054)
Cash and cash equivalents, beginning of period	20,892	38,301
Cash and cash equivalents, end of the period	$10,128	$29,247

The accompanying notes are an integral part of these consolidated financial statements.

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of September 30, 2017

(Unaudited and dollars in thousands, except share and per share data)

NOTE 1: Organization

Independence Realty Trust, Inc., or IRT, was formed on March 26, 2009 as a Maryland corporation that has elected to be taxed as a real estate investment trust, or REIT, commencing with the taxable year ended December 31, 2011.  As of September 30, 2017, we own and operate 50 multifamily apartment properties, totaling 13,729 units, across non-gateway U.S markets, including Louisville, Memphis, Atlanta and Raleigh. Our investment strategy is focused on gaining scale within key amenity rich submarkets that offer good school districts, high-quality retail and major employment centers. We aim to provide stockholders with attractive risk-adjusted returns through diligent portfolio management, strong operational performance, and a consistent return through distributions and capital appreciation. We own substantially all of our assets and conduct our operations through Independence Realty Operating Partnership, LP, which we refer to as IROP, of which we are the sole general partner.

We became an internally managed REIT on December 20, 2016. Prior to that date, we were externally managed by a subsidiary of RAIT Financial Trust, or RAIT, a publicly traded Maryland REIT whose common shares are listed on the New York Stock Exchange under the symbol “RAS” (referred to as our former advisor).  On December 20, 2016, we completed our management internalization, which was announced on September 27, 2016 as part of the agreement, or the internalization agreement, with RAIT and RAIT affiliates that provided for transactions which changed us from being externally managed to being internally managed and separated us from RAIT.  The management internalization consisted of two parts: (i) our acquisition of our former advisor, which was a subsidiary of RAIT, and (ii) our acquisition of substantially all of the assets and the assumption of certain liabilities relating to the multifamily property management business of RAIT, including property management contracts relating to apartment properties owned by us, RAIT and third parties. Also, pursuant to the internalization agreement, on October 5, 2016, we repurchased all of the 7,269,719 shares of our common stock owned by certain of RAIT’s subsidiaries and retired these shares.

As used herein, the terms “we,” “our” and “us” refer to Independence Realty Trust, Inc. and, as required by context, IROP and their subsidiaries.

NOTE 2: Summary of Significant Accounting Policies

a. Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared by management in accordance with generally accepted accounting principles in the United States, or GAAP. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations, although we believe that the included disclosures are adequate to make the information presented not misleading. The unaudited interim consolidated financial statements should be read in conjunction with our audited financial statements as of and for the year ended December 31, 2016 included in our Annual Report on Form 10-K, or the 2016 annual report. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our consolidated financial position and consolidated results of operations and cash flows are included. The results of operations for the interim periods presented are not necessarily indicative of the results for the full year.

b. Principles of Consolidation

The consolidated financial statements reflect our accounts and the accounts of IROP and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.  Pursuant to FASB Accounting Standards Codification Topic 810, “Consolidation”, IROP is considered a variable interest entity.  As our significant asset is our investment in IROP, substantially all of our assets and liabilities represent the assets and liabilities of IROP.

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

As of September 30, 2017

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

e. Restricted Cash

Restricted cash includes escrows of our funds held by lenders to fund certain expenditures, such as real estate taxes and insurance, or to be released at our discretion upon the occurrence of certain pre-specified events.  As of September 30, 2017 and December 31, 2016, we had $6,665 and $5,518, respectively, of restricted cash.

f. Accounts Receivable and Allowance for Bad Debts

We make estimates of the collectability of our accounts receivable related to base rents, expense reimbursements and other revenue.  We analyze accounts receivable and historical bad debt levels, tenant credit worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts.  In addition, tenants experiencing financial difficulties are analyzed and estimates are made in connection with expected uncollectible receivables.  Our reported operating results are affected by management’s estimate of the collectability of accounts receivable. For the three months ended September 30, 2017 and 2016, we recorded bad debt expense of $101 and $306, respectively. For the nine months ended September 30, 2017 and 2016, we recorded bad debt expense of $670 and $727, respectively.

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

The aggregate value of in-place leases is determined by evaluating various factors, including the terms of the leases that are in place and assumed lease-up periods.  During the three and nine months ended September 30, 2017, we acquired in-place leases with a value of $1,034 and $1,963, respectively, as part of related property acquisitions that are discussed further in Note 3. The value assigned to this intangible asset is amortized over the assumed lease up period, typically six months. For the three and nine months ended September 30, 2017, we recorded $416 and $664, respectively, of amortization expense for intangible assets. For the three and

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of September 30, 2017

(Unaudited and dollars in thousands, except share and per share data)

nine months ended September 30, 2016, we recorded $0 and $3,735, respectively, of amortization expense for intangible assets. As of September 30, 2017, we expect to record additional amortization expense on current in-place intangible assets of $795 for the remainder of 2017.

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

Depreciation Expense

Depreciation expense for real estate assets is computed using a straight-line method based on a life of 40 years for buildings and improvements and five to ten years for equipment and fixtures. For the three and nine months ended September 30, 2017, we recorded $8,255 and $23,625 of depreciation expense, respectively. For the three and nine months ended September 30, 2016, we recorded $7,765 and $23,192 of depreciation expense, respectively.

h. Revenue and Expenses

Rental revenues are recognized on an accrual basis when due from residents.  We primarily lease apartments units under operating leases generally with terms of one year or less. Rental payments are generally due monthly and recognized when earned.  Rental income represents gross market rent less adjustments for concessions and vacancy loss.  Tenant reimbursement income represents reimbursement from tenants for utility charges while other property income includes parking, trash, late fees, and other miscellaneous property related income.

For the three and nine months ended September 30, 2017, we recognized revenues of $11 and $96, respectively, related to recoveries of lost rental revenue due to natural disasters and other insurable events from our insurance providers. For the three and nine months ended September 30, 2016, we recognized revenues of $38 and $151, respectively, related to recoveries of lost rental revenue due to natural disasters and other insurable events from our insurance providers.

For the three and nine months ended September 30, 2017, we incurred $437 and $1,285 of advertising expenses, respectively. For the three and nine months ended September 30, 2016, we incurred $435 and $1,325 of advertising expenses, respectively.

For the three months ended September 30, 2017 and 2016, we incurred $0 and $1,933 of asset management and incentive fees, respectively. For the nine months ended September 30, 2017 and 2016, we incurred $0 and $5,491 of asset management and incentive fees, respectively. Asset management and incentive fees are now included in general and administrative expenses since as an internally-managed REIT, we no longer incur external asset management fees and the compensation cost of our employees who now perform this function are recorded within general and administrative expenses.  See Note 8: Related Party Transactions and Arrangements.

For the three months ended September 30, 2017 and 2016, we incurred $1,328 and $1,219 of property management expenses, respectively. For the nine months ended September 30, 2017 and 2016, we incurred $4,310 and $3,710 of property management expenses, respectively. Subsequent to our management internalization, property management expenses include payroll and related expenses that directly support on-site property management.  Prior to our management internalization, property management expenses included property and construction management fees paid to our former property manager.  See Note 8: Related Party Transactions and Arrangements.

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of September 30, 2017

(Unaudited and dollars in thousands, except share and per share data)

i. Derivative Instruments

We may use derivative financial instruments to hedge all or a portion of the interest rate risk associated with our borrowings. The principal objective of such arrangements is to minimize the risks and/or costs associated with our operating and financial structure, as well as to hedge specific anticipated transactions. While these instruments may impact our periodic cash flows, they benefit us by minimizing the risks and/or costs previously described.  The counterparties to these contractual arrangements are major financial institutions with which we and our affiliates may also have other financial relationships. In the event of nonperformance by the counterparties, we are potentially exposed to credit loss. However, because of the high credit ratings of the counterparties, we do not anticipate that any of the counterparties will fail to meet their obligations.

In accordance with FASB ASC Topic 815, “Derivatives and Hedging”, we measure each derivative instrument (including certain derivative instruments embedded in other contracts) at fair value and record such amounts in our consolidated balance sheets as either an asset or liability.  For derivatives designated as cash flow hedges, the changes in the fair value of the effective portions of the derivative are reported in other comprehensive income and changes in the fair value of the ineffective portions of cash flow hedges, if any, are recognized in earnings.  For derivatives not designated as hedges (or designated as fair value hedges), or for derivatives designated as cash flow hedges associated with debt for which we elected the fair value option under FASB ASC Topic 825, “Financial Instruments”, the changes in fair value of the derivative instrument are recognized in earnings.  Any derivatives that we designate in hedge relationships are done so at inception.  At inception, we determine whether or not the derivative is highly effective in offsetting changes in the designated interest rate risk associated with the identified indebtedness using regression analysis.  At each reporting period, we update our regression analysis and use the hypothetical derivative method to measure any ineffectiveness.

j. Fair Value of Financial Instruments

In accordance with FASB ASC Topic 820, “Fair Value Measurements and Disclosures”, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation techniques involve management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instruments’ complexity for disclosure purposes. Assets and liabilities recorded at fair value in our consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their value. Hierarchical levels, as defined in FASB ASC Topic 820, “Fair Value Measurements and Disclosures” and directly related to the amount of subjectivity associated with the inputs to fair valuations of these assets and liabilities, are as follows:

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

•

Level 3: Inputs are unobservable for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

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

As of September 30, 2017

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

FASB ASC Topic 825, “Financial Instruments” requires disclosure of the fair value of financial instruments for which it is practicable to estimate that value. Given that cash and cash equivalents and restricted cash are short term in nature with limited fair value volatility, the carrying amount is deemed to be a reasonable approximation of fair value and the fair value input is classified as a Level 1 fair value measurement. The fair value input for the derivatives is classified as a Level 2 fair value measurement within the fair value hierarchy. The fair value inputs for our unsecured credit facility and our former secured credit facility are classified as Level 2 fair value measurements within the fair value hierarchy. The fair value of mortgage indebtedness is based on a discounted cash flows valuation technique. As this technique utilizes current credit spreads, which are generally unobservable, this is classified as a Level 3 fair value measurement within the fair value hierarchy.  We determine appropriate credit spreads based on the type of debt and its maturity. The following table summarizes the carrying amount and the fair value of our financial instruments as of the periods indicated:

	As of September 30, 2017		As of December 31, 2016
Financial Instrument	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Cash and cash equivalents	$10,128	$10,128	$20,892	$20,892
Restricted cash	6,665	6,665	5,518	5,518
Derivative assets	3,581	3,581	3,867	3,867

Liabilities
Debt:
Secured credit facility	-	-	147,280	150,000
Unsecured credit facility	157,163	159,690	-	-
Mortgages	574,462	565,954	596,537	588,523

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

l. Income Taxes

We have elected to be taxed as a REIT beginning with the taxable year ended December 31, 2011.  Accordingly, we recorded no income tax expense for the three and nine months ended September 30, 2017 and 2016.

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of September 30, 2017

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

Not Yet Adopted Within these Financial Statements

In May 2014, the FASB issued an accounting standard classified under FASB ASC Topic 606, “Revenue from Contracts with Customers”. This accounting standard generally replaces existing guidance by requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This accounting standard applies to all contracts with customers, except those that are within the scope of other Topics in the FASB ASC. During 2016, the FASB issued three amendments to this accounting standard which provide further clarification to this accounting standard. These standards amending FASB ASC Topic 606 are currently effective for annual reporting periods beginning after December 15, 2017. We are finalizing our evaluation of the impact that these standards may have on our consolidated financial statements however, a majority of our revenue is derived from real estate lease contracts which are specifically excluded from the scope of this standard.

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

In January 2017, the FASB issued an accounting standard update under FASB ASC Topic 805, “Business Combinations” that changes the definition of a business to assist entities with evaluating whether a set of transferred assets is a business. As a result, the accounting for acquisitions of real estate could be impacted. The updated standard will be effective for us on January 1, 2018 with

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of September 30, 2017

(Unaudited and dollars in thousands, except share and per share data)

early adoption permitted. The new definition will be applied prospectively to any transactions occurring within the period of adoption. Management expects that the updated standard will result in fewer acquisitions of real estate meeting the definition of a business and fewer acquisition-related costs being expensed in the period incurred.

In May 2017, the FASB issued an accounting standard update under FASB ASC Topic 718, “Compensation – Stock Compensation.” The amendments in this update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. As a result, the accounting for share-based payment award transactions could be impacted. The updated standard will be effective for us on January 1, 2018 with early adoption permitted. The new definition will be applied prospectively to an award modified on or after the adoption date. Management is currently evaluating the impact that this standard may have on our consolidated financial statements.

In August 2017, the FASB issued an accounting standard update under FASB ASC Topic 815, “Derivatives and Hedging.” The amendments in this update provide guidance about the application of the hedge accounting guidance in current GAAP based on the feedback received from preparers, auditors, and other stakeholders. As a result, the accounting for derivatives and hedging transactions could be impacted. The updated standard will be effective for us on January 1, 2019 with early adoption permitted. The new definition will be applied prospectively to any transactions occurring within the period of adoption. Management is currently evaluating the impact that this standard may have on our consolidated financial statements.

NOTE 3: Investments in Real Estate

As of September 30, 2017, our investments in real estate consisted of 50 apartment properties with 13,729 units.  The table below summarizes our investments in real estate:

	As of September 30, 2017	As of December 31, 2016	Depreciable Lives (In years)
Land	$187,935	$165,120	—
Building	1,211,985	1,066,611	40
Furniture, fixtures and equipment	27,137	17,625	5-10
Total investment in real estate	$1,427,057	$1,249,356
Accumulated depreciation	(75,084)	(51,511)
Investments in real estate, net	$1,351,973	$1,197,845

As of September 30, 2017 and December 31, 2016, we had investments in real estate with a carrying value of $22,031 and $60,786, respectively, classified as held for sale.

Acquisitions

The below table summarizes the acquisitions for the nine months ended September 30, 2017:

Property Name	Date of Purchase	Location	Units (unaudited)	Purchase Price
Lakes of Northdale	2/27/2017	Tampa, FL	216	$29,750
Haverford Place	5/24/2017	Lexington, KY	160	$14,240
South Terrace (1)	6/30/2017	Durham, NC	328	$42,950
Cherry Grove (2)	9/26/2017	North Myrtle Beach, SC	172	$16,157
Riverchase (2)	9/26/2017	Indianapolis, IN	217	$18,899
Kensington (2)	9/26/2017	Canal Winchester, OH	264	$24,409
Schirm Farms (2)	9/26/2017	Canal Winchester, OH	264	$23,749
Total			1,621	$170,154
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

As of September 30, 2017

(Unaudited and dollars in thousands, except share and per share data)

(2)

These properties were acquired as the first phase of our acquisition of a nine-community portfolio, totaling 2,353 units, which we agreed to acquire on September 3, 2017 for a total purchase price of $228,144. In connection with the acquisition of these properties, we incurred defeasance costs totaling $2,781, which are included in Acquisition related debt extinguishment expenses within the Consolidated Statements of Operations.

The following table summarizes the aggregate fair value of the assets and liabilities associated with the properties acquired during the nine-month period ended September 30, 2017, on the date of acquisition, accounted for under FASB ASC Topic 805.

Description	Fair Value of Assets Acquired During the Nine-Month Period Ended September 30, 2017
Assets acquired:
Investments in real estate	$168,191
Accounts receivable and other assets	$463
Intangible assets	$1,963
Total assets acquired	$170,617
Liabilities assumed:
Accounts payable and accrued expenses	$1,502
Other liabilities	$490
Total liabilities assumed	$1,992
Estimated fair value of net assets acquired	$168,625

The table below presents the revenue and net income (loss) for the properties acquired during the nine-month period ended September 30, 2017 as reported in our consolidated financial statements, excluding any related acquisition and integration expenses.

	For the Three-Month Period Ended September 30, 2017		For the Nine-Month Period Ended September 30, 2017
Property	Total revenue	Net income (loss) allocable to common shares	Total revenue	Net income (loss) allocable to common shares
Lakes of Northdale	$789	$223	$1,829	$447
Haverford Place	$452	$107	$637	$179
South Terrace	$1,039	$198	$1,049	$203
Cherry Grove	$26	$17	$26	$17
Riverchase	$25	$13	$25	$13
Kensington	$35	$25	$35	$25
Schirm Farms	$35	$23	$35	$23
Total	$2,401	$606	$3,636	$907

The table below represents the revenue, net income and earnings per share effect of the acquired property, as reported in our consolidated financial statements and on a pro forma basis as if the acquisition occurred on January 1, 2016. These pro forma results are not necessarily indicative of the results that actually would have occurred if the acquisition had occurred on January 1, 2016, nor does the pro forma financial information purport to represent the results of operations for future periods.

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of September 30, 2017

(Unaudited and dollars in thousands, except share and per share data)

Description	For the Three-Month Period Ended September 30, 2017	For the Three-Month Period Ended September 30, 2016	For the Nine-Month Period Ended September 30, 2017	For the Nine-Month Period Ended September 30, 2016
Pro forma total revenue (unaudited)	43,421	42,695	128,834	128,350
Pro forma net income (loss) allocable to common shares (unaudited)	2,347	3,211	27,663	34,012
Earnings (loss) per share attributable to common shareholders:
Basic-pro forma (unaudited)	$0.03	$0.07	$0.40	$0.72
Diluted-pro forma (unaudited)	$0.03	$0.07	$0.39	$0.72

We did not make any purchase price allocation adjustments during the nine-month period ended September 30, 2017.

On October 25, 2017, we acquired a 264 unit residential community located in Baton Rouge, LA, known as Live Oak Trace, for $28,501. This acquisition was part of the nine-property portfolio acquisition announced on September 5, 2017.

Dispositions

The table below summarizes the dispositions for the nine months ended September 30, 2017 and also presents each property’s contribution to net income (loss) allocable to common shares, excluding the impact of the gain (loss) on sale:

				Net income (loss) allocable to common shares
Property Name	Date of Sale	Sale Price	Gain (loss) on sale (1)	For the Three Months Ended September 30, 2017	For the Nine Months Ended September 30, 2017
Copper Mill	5/5/2017	$32,000	$15,616	$(3)	$794
Heritage Trace	6/1/2017	11,600	(1,237)	(3)	477
Berkshire	6/9/2017	16,000	1,579	(33)	457
Total		$59,600	$15,958	$(39)	$1,728
(1)	The gain (loss) on sale for these properties is net of $2,748 of defeasance costs. All properties were previously classified as held for sale.

NOTE 4: Indebtedness

The following tables contain summary information concerning our indebtedness as of September 30, 2017:

Debt:	Outstanding Principal	Unamortized Discount and Debt Issuance Costs	Carrying Amount	Type	Weighted Average Rate	Weighted Average Maturity (in years)
Unsecured credit facility (1)(2)	$159,690	$(2,527)	$157,163	Floating	2.7%	3.9
Mortgages-Fixed rate	577,632	(3,170)	574,462	Fixed	3.7%	6.0
Total Debt	$737,322	$(5,697)	$731,625		3.5%	5.6
(1)	The unsecured credit facility total capacity is $300,000, of which $159,690 was outstanding as of September 30, 2017.
(2)

As of September 30, 2017, IRT maintained a float-to-fixed interest rate swap with a $150,000 notional amount. This swap, which expires on June 17, 2021 and has a fixed rate of 1.1325%, has converted $150,000 of our floating rate debt to fixed rate debt.

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of September 30, 2017

(Unaudited and dollars in thousands, except share and per share data)

	Original maturities on or before December 31,
Debt:	2017	2018	2019	2020	2021	Thereafter
Unsecured credit facility	$-	$-	$-	$-	$109,690	$50,000
Mortgages-Fixed rate	685	3,245	4,660	7,611	102,597	458,834
Total	$685	$3,245	$4,660	$7,611	$212,287	$508,834

As of September 30, 2017, we were in compliance with all financial covenants contained in our indebtedness.

The following table contains summary information concerning our indebtedness as of December 31, 2016:

Debt:	Outstanding Principal	Unamortized Discount and Debt Issuance Costs	Carrying Amount	Type	Weighted Average Rate	Weighted Average Maturity (in years)
Secured credit facility (1)	$150,000	$(2,720)	$147,280	Floating	3.0%	1.7
Mortgages-Fixed rate	600,188	(3,651)	596,537	Fixed	3.8%	6.7
Total Debt	$750,188	$(6,371)	$743,817		3.6%	5.7

(1)	The secured credit facility total capacity was $312,500, of which $150,000 was outstanding as of December 31, 2016.

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

In September 2017, IROP (1) paid down $117,500 on the unsecured credit facility using proceeds from the common stock offering on September 11, 2017, which is discussed in Note 6: Shareholders Equity, and (2) drew down $85,000 in connection with the four properties acquired on September 26, 2017.

In connection with the three property dispositions during the nine months ended September 30, 2017, we extinguished, through defeasance, property mortgages totaling $20,586.

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

On June 24, 2016, we entered into an interest rate swap contract with a notional value of $150,000, a strike rate of 1.145% and a maturity date of June 17, 2021.  We designated this interest rate swap as a cash flow hedge at inception and determined that the hedge

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of September 30, 2017

(Unaudited and dollars in thousands, except share and per share data)

is highly effective in offsetting interest rate fluctuations associated with the identified indebtedness. We did not recognize any ineffectiveness associated with this cash flow hedge through April 2017.  On April 17, 2017, in conjunction with the refinance of our credit facility, we restructured our existing interest rate swap to remove the LIBOR floor.  This resulted in a decrease in the strike rate to 1.1325%.  The notional value and maturity date remained the same.  We designated the restructured interest rate swap as a cash flow hedge at inception and determined that the hedge is highly effective in offsetting interest rate fluctuations associated with the identified indebtedness. However, since the fair value of the swap at inception of the hedging relationship was not zero, we expect some ineffectiveness to be recognized over the life of the instrument.  During the three and nine months ended September 30, 2017, we recognized $(12) and $0 of ineffectiveness based on the hypothetical derivative method. Our interest rate cap is not designated as a cash flow hedge.

The following table summarizes the aggregate notional amount and estimated net fair value of our derivative instruments as of September 30, 2017 and December 31, 2016:

	As of September 30, 2017			As of December 31, 2016
	Notional	Fair Value of Assets	Fair Value of Liabilities	Notional	Fair Value of Assets	Fair Value of Liabilities
Cash flow hedges:
Interest rate swap	$150,000	$3,581	$—	$150,000	$3,867	$—
Freestanding derivatives:
Interest rate cap	200,000	—	—	200,000	—	—
Net fair value	$350,000	$3,581	$—	$350,000	$3,867	$—

Effective interest rate swaps and caps are reported in accumulated other comprehensive income, and the fair value of these hedge agreements is included in other assets or other liabilities.

For our interest rate swap that is considered a highly effective hedge, we reclassified realized gains of $27 and losses of $156 to earnings within interest expense for the three and nine months ended September 30, 2017, respectively, and we expect $471 to be reclassified out of accumulated other comprehensive income to earnings over the next 12 months.

NOTE 6: Shareholder Equity and Noncontrolling Interests

Stockholder Equity

Our board of directors has declared the following dividends in 2017:

Month	Declaration Date	Record Date	Payment Date	Dividend Declared Per Share
January 2017	January 12, 2017	January 31, 2017	February 15, 2017	$0.06
February 2017	January 12, 2017	February 28, 2017	March 15, 2017	$0.06
March 2017	January 12, 2017	March 31, 2017	April 17, 2017	$0.06
April 2017	April 12, 2017	April 28, 2017	May 15, 2017	$0.06
May 2017	April 12, 2017	May 31, 2017	June 15, 2017	$0.06
June 2017	April 12, 2017	June 30, 2017	July 17, 2017	$0.06
July 2017	July 14, 2017	July 31, 2017	August 15, 2017	$0.06
August 2017	July 14, 2017	August 31, 2017	September 15, 2017	$0.06
September 2017	July 14, 2017	September 29, 2017	October 13, 2017	$0.06
October 2017	October 12, 2017	October 31, 2017	November 15, 2017	$0.06
November 2017	October 12, 2017	November 30, 2017	December 15, 2017	$0.06
December 2017	October 12, 2017	December 29, 2017	January 15, 2018	$0.06

Common Shares

During the three and nine months ended September 30, 2017, we also paid $0 and $126, respectively, of dividends on restricted common share awards that vested during the period.

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of September 30, 2017

(Unaudited and dollars in thousands, except share and per share data)

On August 4, 2017, we entered into an At-the-Market Issuance Sales Agreement (the “Sales Agreement”) with various sales agents. Pursuant to the Sales Agreement, we may offer and sell shares of our common stock, $0.01 par value per share, having an aggregate offering price of up to $150,000, from time to time through the sales agents. The sales agents are entitled to compensation in an agreed amount not to exceed 2.0% of the gross sales price per share for any shares sold from time to time under the Sales Agreement. We have no obligation to sell any of the shares under the Sales Agreement and may at any time suspend solicitations and offers under the Sales Agreement. No shares were issued pursuant to the Sales Agreement as of September 30, 2017.

On September 11, 2017, we issued 12,500,000 shares of our common stock at a public offering price of $9.25 per share. We also closed on the underwriters’ option to purchase an additional 1,875,000 shares of common stock at the public offering price. As a result of the offering and exercise or the underwriters’ option, we received approximately $126,100 in net proceeds, after deducting the underwriting discount and offering expenses.

Noncontrolling Interest

In June 2017, we issued 166,604 IROP units in connection with our acquisition of South Terrace.  The IROP units were valued at $1,654 based on the price of our common stock. See Note 3: Investments in Real Estate for details on the property acquisition.

As of September 30, 2017, 3,035,654 IROP units held by unaffiliated third parties remain outstanding with a redemption value of $30,873, based on IRT’s stock price of $10.17 as of September 29, 2017.

Our board of directors has declared the following distributions on IROP’s LP units in 2017:

Month	Declaration Date	Record Date	Payment Date	Dividend Declared Per Share
January 2017	January 12, 2017	January 31, 2017	February 15, 2017	$0.06
February 2017	January 12, 2017	February 28, 2017	March 15, 2017	$0.06
March 2017	January 12, 2017	March 31, 2017	April 17, 2017	$0.06
April 2017	April 12, 2017	April 28, 2017	May 15, 2017	$0.06
May 2017	April 12, 2017	May 31, 2017	June 15, 2017	$0.06
June 2017	April 12, 2017	June 30, 2017	July 17, 2017	$0.06
July 2017	July 14, 2017	July 31, 2017	August 15, 2017	$0.06
August 2017	July 14, 2017	August 31, 2017	September 15, 2017	$0.06
September 2017	July 14, 2017	September 29, 2017	October 13, 2017	$0.06
October 2017	October 12, 2017	October 31, 2017	November 15, 2017	$0.06
November 2017	October 12, 2017	November 30, 2017	December 15, 2017	$0.06
December 2017	October 12, 2017	December 29, 2017	January 15, 2018	$0.06

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

As of September 30, 2017

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

For the three months ended September 30, 2017 and 2016, our former advisor earned $0 and $1,727 of asset management fees, respectively, and $0 and $5,141 for the nine months ended September 30, 2017 and 2016, respectively. These fees are included within general and administrative expenses in our consolidated statements of operations.

For the three months ended September 30, 2017 and 2016, our former advisor earned $0 and $206 of incentive fees, respectively, and $0 and $350 for the nine months ended September 30, 2017 and 2016, respectively.  These fees are included within general and administrative expenses in our consolidated statements of operations.

For the nine months ended September 30, 2017 and 2016, we incurred costs of $727 and $0, respectively, with respect to our shared services agreement with our former advisor. The term of the agreement was from December 21, 2016 to June 20, 2017 and the associated fees are included within general and administrative expenses in our consolidated statements of operations.

As of September 30, 2017 and December 31, 2016, we had no liabilities payable to our former advisor for asset management fees, incentive fees or shared service fees.

Property Management Fees Paid to Our Former Property Manager

On December 20, 2016, in connection with our management internalization, we acquired property management agreements with respect to each of our properties from RAIT Residential, our former property manager, which is wholly owned by RAIT.

For the three months ended September 30, 2017 and 2016, our former property manager earned $0 and $1,219, respectively, and $0 and $3,710 for the nine months ended September 30, 2017 and 2016, respectively, of property management and leasing fees. As of September 30, 2017 and December 31, 2016, we had no liabilities payable to our property manager for property management and leasing fees.

Dividends Paid to Affiliates of Our Former Advisor

On October 5, 2016, we repurchased and retired all 7,269,719 shares of our common stock owned by subsidiaries of RAIT.

Since October 5, 2016, RAIT has not owned any shares of our common stock.  For the three months ended September 30, 2017 and 2016, we declared and subsequently paid dividends of $0 and $1,309, respectively, and $0 and $3,926 for the nine months ended September 30, 2017 and 2016, respectively, related to shares of common stock owned by subsidiaries of RAIT.

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of September 30, 2017

(Unaudited and dollars in thousands, except share and per share data)

RAIT Indebtedness

In the second quarter of 2016, we repaid $38,075 of mortgage indebtedness with proceeds from two property dispositions.  This indebtedness was held by RAIT. Total interest expense paid to RAIT for the three and nine months ended September 30, 2017 and 2016 was $0 and $486, respectively.

Related Party Transaction

In June 2017, we acquired South Terrace, a 328-unit property in Durham, NC for $42,950 from a joint venture, of which a subsidiary of RAIT was a controlling member. For further information, see Note 3: Investment in Real Estate.

NOTE 9: Earnings (Loss) Per Share

The following table presents a reconciliation of basic and diluted earnings (loss) per share for the three and nine months ended September 30, 2017 and 2016:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Net income (loss)	$1,156	$2,407	$24,922	$33,151
(Income) loss allocated to non-controlling interests	(59)	(140)	(1,009)	(1,972)
Net income (loss) allocable to common shares	1,097	2,267	23,913	31,179
Weighted-average shares outstanding—Basic	71,972,394	47,215,918	69,875,802	47,164,543
Weighted-average shares outstanding—Diluted	72,144,544	47,314,629	70,105,571	47,190,139
Earnings (loss) per share—Basic	$0.02	$0.05	$0.34	$0.66
Earnings (loss) per share—Diluted	$0.02	$0.05	$0.34	$0.66

Certain IROP units, stock appreciation rights, or SARs, and unvested shares were excluded from the earnings (loss) per share computation because their effect would have been anti-dilutive, totaling 3,035,654 for the three and nine months ended September 30, 2017, and 2,915,008 and 3,091,380 for the three and nine months ended September 30, 2016, respectively.

NOTE 10: Other Disclosures

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

Words such as “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes” and words and terms of similar substance used in connection with any discussion of future operating or financial performance identify forward-looking statements. As used herein, the terms “we,” “our” and “us” refer to Independence Realty Trust, Inc., which we refer to as IRT, and, as required by context, Independence Realty Operating Partnership, LP, which we refer to as IROP, and their subsidiaries.

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

We seek to acquire and operate apartment properties that:

•	have stable occupancy;

•	are located in submarkets that we do not expect will experience substantial new apartment construction in the foreseeable future;

•	in appropriate circumstances, present opportunities for repositioning or updating through capital expenditures when we see opportunities for increased rents; and

•	present opportunities to apply tailored marketing and management strategies to attract and retain residents and enable rent increases.

Property Portfolio

As of September 30, 2017, we owned 50 multifamily apartment properties, totaling 13,729 units.  Below is a summary of our property portfolio by market.

(Dollars in thousands, except per unit data)	As of September 30, 2017			For the Three Months Ended September 30, 2017
Market	Units	Gross Real Estate Assets	Period End Occupancy	Average Effective Monthly Rent per Unit	Net Operating Income (a)	% of NOI
Louisville. KY	1,709	$179,557	94.7%	$941	$2,945	12.4%
Memphis, TN	1,383	137,777	95.0%	1,029	2,549	10.8%
Atlanta, GA	1,092	136,681	96.1%	1,105	2,419	10.2%
Raleigh, NC	1,372	182,511	95.3%	1,101	2,907	12.3%
Oklahoma City, OK	1,658	73,256	92.8%	642	1,595	6.7%
Dallas, TX	734	85,390	95.9%	1,138	1,480	6.3%
Charleston, SC	690	94,948	95.8%	1,220	1,217	5.1%
Jackson, MS (b)	602	44,699	94.0%	892	924	3.9%
Little Rock, AR	462	54,298	94.8%	992	849	3.6%
Orlando, FL	297	47,517	94.9%	1,380	760	3.2%
Chicago, IL	370	29,385	93.8%	1,007	675	2.9%
Indianapolis, IN	645	60,600	95.0%	928	710	3.0%
Greenville, SC	346	48,176	93.9%	1,092	687	2.9%
Austin, TX	300	35,471	95.0%	1,276	625	2.6%
Charlotte, NC	208	41,749	93.8%	1,461	628	2.7%
Asheville, NC	252	28,291	94.8%	1,054	576	2.4%
Chattanooga, TN	295	25,951	95.9%	961	486	2.1%
Tampa-St. Petersburg, FL	216	29,735	92.6%	1,212	489	2.1%
St. Louis, MO	152	32,967	92.8%	1,568	450	1.9%
Columbus, OH	768	65,639	96.5%	854	409	1.7%
Huntsville, AL	178	16,070	98.3%	849	277	1.2%
Total/Weighted Average	13,729	$1,450,668	94.8%	$1,004	$23,657	100.0%

(a)	Net operating income for the three months ended September 30, 2017 excludes $11 primarily related to sold properties.
(b)	Includes $23,611 of properties classified as held-for-sale.

As of September 30, 2017, our same-store portfolio consisted of 42 multifamily apartment properties, totaling 11,676 units.  See “Non-GAAP Financial Measures – Same Store Portfolio Net Operating Income” below for our definition of same store and definitions and reconciliations related to our net operating income and net operating income margin.

Property Operations

During the three months ended September 30, 2017, we saw strong operational results.  On a same-store basis, our total revenues were up 3.0% as compared to the third quarter of 2016 driven by higher average effective monthly rents and higher average occupancy.  Revenue growth was especially strong in the Columbus, OH and Atlanta, GA markets driven by steady occupancy and higher average effective rent per unit in the third quarter of 2017 as compared to the third quarter of 2016.

Same-store net operating income increased 4.0% during the third quarter of 2017 as compared to the same period in the prior year driven by the higher revenues and operating expenses that increased just 1.5% as we continued to focus on expense management.  For the nine months ended September 30, 2017, our same-store total revenues were 4.0% higher and our same-store net operating income was 4.9% higher than for the nine months ended September 30, 2016.

Other Matters

On June 20, 2017, we completed our use of shared services previously provided by RAIT and fully completed our previously disclosed management internalization. The shared services previously provided included certain transitional services such as information technology, human resources, insurance, investor relations, legal, tax and accounting.

On July 31, 2017, we transferred the listing of our common stock to the New York Stock Exchange (“NYSE”) from the NYSE MKT. Our common stock continues to trade under the ticker symbol “IRT”.

On September 3, 2017, IRT reached an agreement to acquire a portfolio of nine communities (the “HPI Portfolio”), totaling 2,353 units, for a gross purchase price of $228.1 million. The acquisition accelerates IRT’s penetration into a number of core existing markets, including Columbus, OH, Indianapolis, IN and Atlanta, GA, while providing entry into two new markets. The portfolio contains nine communities that were built or renovated between 2000 and 2011, had period end occupancy of 95% as of July 31, 2017, and had an average effective rent per unit of $884 for the three months ended July 31, 2017. On September 26, 2017, IRT closed on the acquisition of four of these multifamily apartment communities, aggregating 917 units, representing the consummation of the first phase of the portfolio acquisition. The acquisition of the remaining five communities are expected to close in succession during the fourth quarter of 2017, after and subject to the satisfaction of customary closing conditions, as well as the debt assumption process on three of the five. On October 25, 2017, we acquired one of the remaining five communities, a 264 unit community located in Baton Rouge, LA, known as Live Oak Trace for $28,501.

On September 11, 2017, IRT announced the closing of its public offering of 12,500,000 shares of its common stock at a public offering price of $9.25 per share. IRT also closed on the underwriters’ option to purchase an additional 1,875,000 shares of common stock at the public offering price. As a result of the offering and the exercise of the underwriters’ option, IRT received approximately $126.1 million in net proceeds, after deducting the underwriting discount and estimated offering expenses. IRT is using the net proceeds from the offering to pay a portion of the purchase price for the HPI portfolio. Any remaining proceeds will be used for general corporate purposes.

Results of Operations

Three Months Ended September 30, 2017 compared to the Three Months Ended September 30, 2016

	SAME STORE PROPERTIES				NON SAME STORE PROPERTIES				CONSOLIDATED
(Dollars in thousands)	Three Months Ended September 30,				Three Months Ended September 30,				Three Months Ended September 30,
	2017	2016	Increase (Decrease)	% Change	2017	2016	Increase (Decrease)	% Change	2017	2016	Increase (Decrease)	% Change
Revenue:
Rental income	$32,483	$31,698	$785	2.5%	$3,048	$2,635	$413	15.7%	$35,531	$34,333	$1,198	3.5%
Reimbursement and other income	3,913	3,645	268	7.4%	420	386	34	8.8%	4,333	4,031	302	7.5%
Total revenue	36,396	35,343	1,053	3.0%	3,468	3,021	447	14.8%	39,864	38,364	1,500	3.9%
Expenses:
Real estate operating expenses	14,744	14,520	224	1.5%	1,452	1,587	(135)	-8.5%	16,196	16,107	89	0.6%
Net Operating Income	$21,652	$20,823	$829	4.0%	$2,016	$1,434	$582	40.6%	$23,668	$22,257	$1,411	6.3%

Other Income:
Property management and other income									202	-	202	NM
Total other income									202	-	202	NM
Corporate and other expenses:
Property management expenses									1,328	1,219	109	8.9%
General and administrative expenses									2,322	2,665	(343)	-12.9%
Acquisition and integration expenses									569	19	550	NM
Depreciation and amortization expense									8,671	7,765	906	11.7%
Total corporate and other expenses									12,890	11,668	1,222	10.5%
Operating Income (loss)									10,980	10,589	391	3.7%
Interest expense									(6,963)	(8,820)	1,857	21.1%
Hedge ineffectiveness									12	-	12	N/M
Other income (expense)									-	(2)	2	N/M
Net gains (losses) on sale of assets									(92)	(1)	(91)	NM
Gains (losses) on extinguishment of debt									-	-	-	N/M
Acquisition related debt extinguishment expenses									(2,781)	-	(2,781)	N/M
Gains (losses) on TSRE merger and property acquisitions									-	641	(641)	-100.0%
Net income (loss)									1,156	2,407	(1,251)	-51.97%
(Income) loss allocated to noncontrolling interests									(59)	(140)	81	57.9%
Net income (loss) available to common shares									$1,097	$2,267	$(1,170)	-51.61%

Revenue

Rental income. Rental revenue increased $1.2 million to $35.5 million for the three months ended September 30, 2017 from $34.3 million for the three months ended September 30, 2016. The increase was primarily attributable to a $0.8 million increase in same store rental income driven by higher average effective monthly rents and higher occupancy than the prior year period and a $0.4 million increase in non same store rental income. The non same store increase was due to the number of properties included in each period being different as a result of the timing of property sales and acquisitions.

Reimbursement and other income. Reimbursement and other income increased $0.3 million to $4.3 million for the three months ended September 30, 2017 from $4.0 million for the three months ended September 30, 2016. The increase was primarily due to a $0.3 million increase in same store reimbursement and other income attributable to our continued focus on driving non-rental revenue and fee income.

Property management income. Property management income was $0.2 million for the three months ended September 30, 2017 compared to $0.0 million for the three months ended September 30, 2016.  This was due to third party property management income that we received for managing properties on behalf of third parties during the current period.  This service did not exist prior to our management internalization in December 2016.

Expenses

Real estate operating expenses. Property operating expenses increased $0.1 million to $16.2 million for the three months ended September 30, 2017 from $16.1 million for the three months ended September 30, 2016.

Property management expenses. Property management expenses increased $0.1 million to $1.3 million for the three months ended September 30, 2017 from $1.2 million for the three months ended September 30, 2016. This increase coincides with the above-mentioned increase in property management income driven by our management internalization.  After our management internalization, property management expenses include costs incurred to directly support on-site management. Prior to this, property management expenses included property and construction management fees paid to our former property manager.

General and administrative expenses. General and administrative expenses decreased $0.4 million to $2.3 million for the three months ended September 30, 2017 from $2.7 million for the three months ended September 30, 2016. The decrease was due to cost savings from our management internalization.

Acquisition and integration expenses. Acquisition and integration expenses were $0.6 million for the three months ended September 30, 2017 compared to $0.0 million for the three months ended September 30, 2016. This increase was due to our acquisition of the HPI Portfolio. Acquisition and integration expenses include costs to identify, underwrite, close, and integrate new acquisitions.

Depreciation and amortization expense. Depreciation and amortization expense increased $0.9 million to $8.7 million for the three months ended September 30, 2017 from $7.8 million for the three months ended September 30, 2016. The increase was primarily attributable to $0.4 million of in-place lease intangible amortization recognized during the three months ended September 30, 2017 related to 2017 property acquisitions and a $0.5 million increase in depreciation expense due to property acquisitions during 2017.

Interest expense. Interest expense decreased $1.8 million to $7.0 million for the three months ended September 30, 2017 from $8.8 million for the three months ended September 30, 2016. The decrease was due to debt reductions during 2016 when our term loan was fully repaid and our credit facility balance decreased by $121.5 million.

Acquisition related debt extinguishment expenses. Acquisition related debt extinguishment expenses were $2.8 million for the three months ended September 30, 2017 due to defeasance related costs incurred in connection with the HPI portfolio acquisitions.

Nine Months Ended September 30, 2017 compared to the Nine Months Ended September 30, 2016

	SAME STORE PROPERTIES				NON SAME STORE PROPERTIES				CONSOLIDATED
(Dollars in thousands)	Nine Months Ended September 30,				Nine Months Ended September 30,				Nine Months Ended September 30,
	2017	2016	Increase (Decrease)	% Change	2017	2016	Increase (Decrease)	% Change	2017	2016	Increase (Decrease)	% Change
Revenue:
Rental income	$96,587	$93,313	$3,274	3.5%	$8,857	$9,958	$(1,101)	-11.1%	$105,444	$103,271	$2,173	2.1%
Reimbursement and other income	11,513	10,640	873	8.2%	1,233	1,446	(213)	-14.7%	12,746	12,086	660	5.5%
Total revenue	108,100	103,953	4,147	4.0%	10,090	11,404	(1,314)	-11.5%	118,190	115,357	2,833	2.5%
Expenses:
Real estate operating expenses	43,297	42,199	1,098	2.6%	4,809	5,389	(580)	-10.8%	48,106	47,588	518	1.1%
Net Operating Income	$64,803	$61,754	$3,049	4.9%	$5,281	$6,015	$(734)	-12.2%	$70,084	$67,769	$2,315	3.4%

Other Income:
Property management and other income									579	-	579	-
Total other income									579	-	579	-
Corporate and other expenses:
Property management expenses									4,310	3,710	600	16.2%
General and administrative expenses									7,128	8,074	(946)	-11.7%
Acquisition and integration expenses									956	37	919	NM
Depreciation and amortization expense									24,289	26,927	(2,638)	-9.8%
Total corporate and other expenses									36,683	38,748	(2,065)	-5.3%
Operating Income (loss)									33,980	29,021	4,959	17.1%
Interest expense									(21,573)	(27,815)	6,242	22.4%
Hedge ineffectiveness									-	-	-	N/M
Other income (expense)									(5)	(2)	(3)	150.0%
Net gains (losses) on sale of assets									15,873	31,773	(15,900)	-50.0%
Gains (losses) on extinguishment of debt									(572)	(558)	(14)	2.5%
Acquisition related debt extinguishment expenses									(2,781)	-	(2,781)	N/M
Gains (losses) on TSRE merger and property acquisitions									-	732	(732)	N/M
Net income (loss)									24,922	33,151	(8,229)	-24.82%
(Income) loss allocated to noncontrolling interests									(1,009)	(1,972)	963	48.8%
Net income (loss) available to common shares									$23,913	$31,179	$(7,266)	-23.30%

Revenue

Rental income. Rental revenue increased $2.2 million to $105.4 million for the nine months ended September 30, 2017 from $103.3 million for the nine months ended September 30, 2016. The increase was primarily attributable to a $3.3 million increase in same store rental income driven by higher average effective monthly rents and higher occupancy than the year-ago period. This increase was partially offset by $1.1 million of lower non same store rental income due to the number of properties included in each period being different as a result of the timing of property sales and acquisitions.

Reimbursement and other income. Reimbursement and other income increased $0.6 million to $12.7 million for the nine months ended September 30, 2017 from $12.1 million for the nine months ended September 30, 2016. The increase was primarily due to a $0.9 million increase in same store reimbursement and other income attributable to our continued focus on driving non-rental revenue and fee income and a $0.3 million increase in reimbursement and other income due to the seven properties acquired during 2017. These increases were partially offset by a $0.6 million decrease in reimbursement and other income due to six properties sold in 2017 and 2016.

Property management income. Property management income was $0.6 million for the nine months ended September 30, 2017 compared to $0.0 million for the nine months ended September 30, 2016. This was due to third party property management income that we received for managing properties on behalf of third parties during the current period.  This service did not exist prior to our management internalization in December 2016.

Expenses

Real estate operating expenses. Property operating expenses increased $0.5 million to $48.1 million for the nine months ended September 30, 2017 from $47.6 million for the nine months ended September 30, 2016. The increase was due to higher personnel and real estate tax expenses, which drove a $1.1 million increase in real estate operating expenses at our same store properties partially offset by lower non-same store real estate operating expenses due to sold properties.

Property management expenses: Property management expenses increased $0.6 million to $4.3 million for the nine months ended September 30, 2017 from $3.7 million for the nine months ended September 30, 2016. This increase coincides with the above-mentioned increase in property management income driven by our management internalization.  After our management internalization, property management expenses include costs incurred to directly support on-site management. Prior to this, property management expenses included property and construction management fees paid to our former property manager.

General and administrative expenses. General and administrative expenses decreased $1.0 million to $7.1 million for the nine months ended September 30, 2017 from $8.1 million for the nine months ended September 30, 2016. The decrease was due to cost savings from our management internalization.

Acquisition and integration expenses. Acquisition and integration expenses were $1.0 million for the nine months ended September 30, 2017 compared to $0.0 million for the nine months ended September 30, 2016. This increase was primarily due to our acquisition of the HPI Portfolio. Acquisition and integration expenses include costs to identify, underwrite, close, and integrate new acquisitions.

Depreciation and amortization expense. Depreciation and amortization expense decreased $2.6 million to $24.3 million for the nine months ended September 30, 2017 from $26.9 million for the nine months ended September 30, 2016. The decrease was primarily due to a $3.7 million decrease in amortization of in-place leases related to 2015 property acquisitions as they were fully amortized during 2016. This was partially offset by a $0.7 million increase in amortization of in-place leases for acquisitions in 2017.

Interest expense. Interest expense decreased $6.2 million to $21.6 million for the nine months ended September 30, 2017 from $27.8 million for the nine months ended September 30, 2016. The decrease was due to debt reductions during 2016 when our term loan was fully repaid and our credit facility balance decreased by $121.5 million.

Net gains (losses) on sale of assets. Net gains on sale of assets decreased $15.9 million to $15.9 million for the nine months ended September 30, 2017 from $31.8 million for the nine months ended September 30, 2016.  The 2017 net gains were driven primarily by a $15.6 million gain on the sale of Copper Mill, a 320-unit apartment property in Austin, TX.  The 2016 net gains were driven primarily by gains of $15.1 million and $14.2 million realized upon the sales of Tresa at Arrowhead and Belle Creek.

Gains (losses) on extinguishment of debt. Loss on extinguishment of debt was $0.6 million from the partial extinguishment of our prior secured credit facility.

Acquisition related debt extinguishment expenses. Acquisition related debt extinguishment expenses were $2.8 million for the nine months ended September 30, 2017 due to defeasance related costs incurred in connection with the HPI portfolio acquisitions.

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

CFFO is a computation made by analysts and investors to measure a real estate company’s operating performance by removing the effect of items that do not reflect ongoing property operations, including stock compensation expense, depreciation and amortization of other items not included in FFO, amortization of deferred financing costs, acquisition and integration expenses, and other non-operating gains or losses related to items such as hedge ineffectiveness, defeasance costs we incur when we sell a property subject to secured debt, asset sales, debt extinguishments, acquisition related debt extinguishment expenses, gains on the TSRE merger, and management internalization expenses, from the determination of FFO. IRT incurs acquisition expenses in connection with acquisitions of real estate properties and expenses those costs when incurred in accordance with U.S. GAAP. As these expenses are one-time and reflective of investing activities rather than operating performance, IRT adds back these costs to FFO in determining CFFO.

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

Set forth below is a reconciliation of net income (loss) to FFO and CFFO for the three and nine months ended September 30, 2017 and 2016 (in thousands, except share and per share information):

	For the Three Months Ended September 30, 2017		For the Three Months Ended September 30, 2016
	Amount	Per Share (1)	Amount	Per Share (2)
Funds From Operations (FFO):
Net income (loss)	$1,156	$0.02	$2,407	$0.05
Adjustments:
Real estate depreciation and amortization	8,645	0.11	7,765	0.15
Net (gains) losses on sale of assets excluding defeasance costs	92	-	1	-
Funds From Operations (FFO)	$9,893	$0.13	$10,173	$0.20
Core Funds From Operations (CFFO):
Funds From Operations (FFO)	$9,893	$0.13	$10,173	$0.20
Adjustments:
Stock compensation expense	422	0.01	247	0.01
Amortization of deferred financing costs	282	-	597	0.01
Acquisition and integration expenses	569	0.01	19	-
Other depreciation and amortization	26	-	-	-
Hedge ineffectiveness	(12)	-	-	-
Defeasance costs included in net gains (losses) on sale of assets	-	-	-
(Gains) losses on extinguishment of debt	-	-	(641)	(0.01)
Acquisition related debt extinguishment expenses	2,781	0.04	-	-
Core Funds From Operations (CFFO)	$13,961	$0.19	$10,395	$0.21

	For the Nine Months Ended September 30, 2017		For the Nine Months Ended September 30, 2016
	Amount	Per Share (1)	Amount	Per Share (2)
Funds From Operations (FFO):
Net income (loss)	$24,922	$0.34	$33,151	$0.66
Adjustments:
Real estate depreciation and amortization	24,227	0.34	26,927	0.54
Net (gains) losses on sale of assets excluding defeasance costs	(18,621)	(0.26)	(33,169)	(0.66)
Funds From Operations (FFO)	$30,528	$0.42	$26,909	$0.54
Core Funds From Operations (CFFO):
Funds From Operations (FFO)	$30,528	$0.42	$26,909	$0.54
Adjustments:
Stock compensation expense	1,548	0.02	832	0.02
Amortization of deferred financing costs	1,160	0.01	2,543	0.05
Acquisition and integration expenses	956	0.01	37	-
Other depreciation and amortization	62	-	-	-
Hedge ineffectiveness	-	-	-	-
Defeasance costs included in net gains (losses) on sale of assets	2,748	0.04	1,396	0.03
(Gains) losses on extinguishment of debt	572	0.01	558	0.01
Acquisition related debt extinguishment expenses	2,781	0.04	-	-
(Gains) losses on TSRE merger and property acquisitions	-	-	(732)	(0.02)
Core Funds From Operations (CFFO)	$40,355	$0.55	$31,543	$0.63

(1)	Based on 75,009,859 and 72,801,899 weighted-average shares and units outstanding for the three and nine months ended September 30, 2017, respectively.
(2)	Based on 50,229,637 and 50,105,147 weighted-average shares and units outstanding for the three and nine months ended September 30, 2016, respectively.

Same Store Portfolio Net Operating Income

We believe that Net Operating Income (“NOI”), a non-GAAP measure, is a useful measure of our operating performance. We define NOI as total property revenues less total property operating expenses, excluding depreciation and amortization, asset management fees, property management fees, acquisition expenses, and general and administrative expenses. In connection with our management internalization, which was completed in the fourth quarter of 2016, we modified our calculation of NOI to exclude property management expenses. We retrospectively adjusted previously reported NOI to conform to this change. Other REITs may use different methodologies for calculating NOI, and accordingly, our NOI may not be comparable to other REITs. We believe that this measure provides an operating perspective not immediately apparent from GAAP operating income or net income. We use NOI to evaluate our performance on a same store and non-same store basis because NOI measures the core operations of property performance by excluding corporate level expenses and other items not related to property operating performance and captures trends in rental housing and property operating expenses. However, NOI should only be used as an alternative measure of our financial performance.

We review our same store properties or portfolio at the beginning of each calendar year.  Properties are added into the same store portfolio if they were owned at the beginning of the previous year.  Properties that have been sold or are classified as held for sale are excluded from the same store portfolio.

Set forth below is a reconciliation of same store net operating income to net income (loss) available to common shares for the three and nine months ended September 30, 2017 and 2016 (in thousands, except per unit data):

	Three Months Ended September 30, (a)			Nine Months Ended September 30, (a)
	2017	2016	% change	2017	2016	% change
Revenue:
Rental income	$32,483	$31,698	2.5%	$96,587	$93,313	3.5%
Reimbursement and other income	3,913	3,645	7.4%	11,513	10,640	8.2%
Total revenue	36,396	35,343	3.0%	108,100	103,953	4.0%
Operating Expenses
Real estate taxes	4,388	4,280	2.5%	13,153	12,845	2.4%
Property insurance	747	748	-0.1%	2,348	2,254	4.2%
Personnel expenses	3,573	3,449	3.6%	10,456	10,038	4.2%
Utilities	2,353	2,280	3.2%	6,699	6,540	2.4%
Repairs and maintenance	1,550	1,460	6.2%	4,117	3,816	7.9%
Contract services	1,074	1,060	1.3%	3,207	3,254	-1.4%
Advertising expenses	397	399	-0.5%	1,161	1,198	-3.1%
Other expenses	662	844	-21.6%	2,156	2,254	-4.3%
Total operating expenses	14,744	14,520	1.5%	43,297	42,199	2.6%
Net operating income	$21,652	$20,823	4.0%	$64,803	$61,754	4.9%
NOI Margin	59.5%	58.9%	0.6%	59.9%	59.4%	0.5%
Average Occupancy	94.7%	94.3%	0.4%	94.5%	93.5%	1.0%
Average effective monthly rent, per unit	$1,020	$999	2.2%	$1,014	$984	3.0%
Reconciliation of Same-Store Net Operating Income to Net Income (Loss)
Same-store portfolio net operating income (a)	$21,652	$20,823		$64,803	$61,754
Non same-store net operating income	2,016	1,434		5,281	6,015
Property management income	202	-		579	-
Property management expenses	(1,328)	(1,219)		(4,310)	(3,710)
General and administrative expenses	(2,322)	(2,665)		(7,128)	(8,074)
Acquisition and integration expenses	(569)	(19)		(956)	(37)
Depreciation and amortization	(8,671)	(7,765)		(24,289)	(26,927)
Interest expense	(6,963)	(8,820)		(21,573)	(27,815)
Hedge ineffectiveness	12	-		-	-
Other income (expense)	-	(2)		(5)	(2)
Net gains (losses) on sale of assets	(92)	(1)		15,873	31,773
Gains (losses) on extinguishment of debt	-	-		(572)	(558)
Acquisition related debt extinguishment expenses	(2,781)	-		(2,781)	-
Gains (losses) on TSRE merger	-	641		-	732
Net income (loss) available to common shares	$1,156	$2,407		$24,922	$33,151
(a)	Same store portfolio for the three and nine months ended September 30, 2017 and 2016 included 42 properties containing 11,676 units.

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

We intend to meet these liquidity requirements primarily through:

•	the use of our cash and cash equivalent balance of $10.1 million as of September 30, 2017;
•	existing and future financing secured directly or indirectly by the apartment properties in our portfolio;
•	cash generated from operating activities;
•	net cash proceeds from property sales implementing our capital recycling strategy and other sales;
•	proceeds from the sale of our common stock; and
•	if required, proceeds from future borrowings and offerings.

On May 1, 2017, we closed on a new $300.0 million unsecured credit facility, refinancing and terminating the previous secured credit facility. The new facility is comprised of a $50.0 million term loan and a revolving commitment of up to $250.0 million. The maturity date on the new term loan is May 1, 2022, and the maturity date on borrowings outstanding under the revolving commitment is May 1, 2021, extending the September 17, 2018 maturity of the previous secured credit facility. Based on our current leverage levels, our annual interest cost is LIBOR plus 145 basis points under the term loan and LIBOR plus 150 basis points for borrowings outstanding under the revolving commitments, an annual savings of approximately 35 to 40 basis points from our previous secured credit facility.

Cash Flows

As of September 30, 2017 and 2016, we maintained cash and cash equivalents of approximately $10.1 million and $29.2 million, respectively. Our cash and cash equivalents were generated from the following activities (dollars in thousands):

	For the Nine Months Ended September 30,
	2017	2016
Cash flow provided by operating activities	$45,056	$33,330
Cash flow (used in) provided by investing activities	(145,884)	29,036
Cash flow (used in) provided by financing activities	90,064	(71,420)
Net change in cash and cash equivalents	(10,764)	(9,054)
Cash and cash equivalents at beginning of period	20,892	38,301
Cash and cash equivalents at end of period	$10,128	$29,247

The increase in our cash flow from operating activities during the nine months ended September 30, 2017 was primarily driven by the increased performance of our property portfolio.

Our cash outflow from investing activities during the nine months ended September 30, 2017 was primarily due to seven property acquisitions partially offset by three property dispositions. Our cash inflow from investing activities during the nine months ended September 30, 2016 was primarily due to the disposition of three properties.

Our cash inflow from financing activities during the nine months ended September 30, 2017 was primarily due to draws on our current and previous credit facilities related to the acquisitions of seven properties, partially offset by the proceeds from the issuance of our common stock. Our cash outflow from financing activities during the nine months ended September 30, 2016 was primarily due to repayments of mortgage indebtedness and the interim facility with proceeds from the three property dispositions.

As a REIT, we evaluate our dividend coverage based on our cash flow from operating activities, excluding acquisition and integration expenses and changes in other assets and liabilities.  During the nine months ended September 30, 2017, we paid distributions to our common stockholders and noncontrolling interests of $38.9 million and generated cash flow from operating activities excluding acquisition and integration expenses and changes in other assets and liabilities of $40.4 million.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements during the nine months ended September 30, 2017 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our interests.

Critical Accounting Estimates and Policies

Our 2016 Annual Report on Form 10-K contains a discussion of our critical accounting policies. On January 1, 2016, we adopted three new accounting pronouncements and revised our accounting policies as described in Note 2 to the Consolidated Financial Statements included in Part I, Item 1 of this report. Management discusses our critical accounting policies and management’s judgments and estimates with the audit committee of our board of directors.

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

There have been no material changes in quantitative and qualitative market risks during the nine months ended September 30, 2017 from the disclosures included in our 2016 Annual Report on Form 10-K.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting or in other factors during the quarter ended September 30, 2017, that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

There have not been any material changes from the risk factors previously disclosed in Item 1A—“Risk Factors” in our 2016 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

We have previously disclosed four “UPREIT” transactions completed in May 2014, August 2014, November 2014 and December 2014 wherein IROP issued, in the aggregate, 1,282,449 common units, or units, to unaffiliated entities or persons in order to acquire properties. In addition, we have previously disclosed that in September 2015, IROP issued 1,925,419 units, plus cash in lieu of fractional TSR OP units, in a transaction related to the TSRE acquisition.  In June 2017, IROP issued 166,604 units in connection with our acquisition of South Terrace. All such issuances were exempt from registration pursuant to Section 4(a)(2) of the Securities Act. No underwriters were involved with such issuances. As previously disclosed, these units are subject to exchange agreements containing the terms and conditions under which the units could be exchanged for cash in an amount equal to the value of an equivalent number of shares of our common stock as of the date IROP receives the holder’s notice of its desire to exchange the units for cash or, at IROP’s option, for the equivalent number of shares of our common stock. During the first half of 2017, IROP exchanged 39,899 units for 39,899 shares of our common stock (with fractional units being settled in cash). At September 30, 2017, there were 3,035,654 units held by unaffiliated third parties outstanding.  The issuance of the shares of our common stock in these exchanges was exempt from registration pursuant to Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D; all the persons receiving such shares were accredited investors. No underwriters were involved with such issuances.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

10.1	HPI Purchase and Sale Agreement dated September 3, 2017, filed herewith.

10.2	First Amendment to HPI Purchase and Sale Agreement dated September 25, 2017, filed herewith.

10.3	Second Amendment to HPI Purchase and Sale Agreement dated October 24, 2017, filed herewith.

12.1	Statements regarding computation of ratios as of September 30, 2017, filed herewith.

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

101

XBRL (eXtensible Business Reporting Language). The following materials, formatted in XBRL: (i) Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016, (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2017 and 2016, (iii) Consolidated Statement of Comprehensive Income (Loss) for the three and nine months ended September 30, 2017 and 2016, (iv) Consolidated Statements of Changes in Equity for the nine months ended September 30, 2017, (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016 and (vi) notes to the consolidated financial statements as of September 30, 2017.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Independence Realty Trust, Inc.

Date: October 31, 2017	By:	/s/ Scott f. Schaeffer
Scott F. Schaeffer
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: October 31, 2017	By:	/s/ James J. Sebra
James J. Sebra
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)