Form 10-K
period 2017-12-31
INDEPENDENCE REALTY TRUST, INC.
filed 2018-02-23
CIK 1466085

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                      to                     .

Commission file number 001-36041

INDEPENDENCE REALTY TRUST, INC.

(Exact name of registrant as specified in its charter)

Maryland	26-4567130
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Two Liberty Place, 50 S. 16th Street, Suite 3575, Philadelphia, PA	19102
(Address of principal executive offices)	(Zip Code)

(267) 270-4800

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of each class	Name of each exchange on which registered
Common Stock	NYSE

Securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging Growth company	☐

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the shares of common stock of the registrant held by non-affiliates of the registrant, based upon the closing price of such shares on June 30, 2017 of $9.87, was approximately $678,966,666.63.

As of February 20, 2018 there were 84,962,474 outstanding shares of the registrant’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for registrant’s 2018 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

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

Our Company

We are a Maryland corporation that owns and operates multifamily apartment communities across non-gateway U.S. markets, including Louisville, Memphis, Atlanta and Raleigh.  Our investment strategy is focused on gaining scale within key amenity rich submarkets that offer good school districts, high-quality retail and major employment centers.  We aim to provide stockholders attractive risk-adjusted returns through diligent portfolio management, strong operational performance, and a consistent return of capital through distributions and capital appreciation. We elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, or the Code, commencing with our taxable year ended December 31, 2011.  We own all of our assets and conduct our operations through Independence Realty Operating Partnership, LP, which we refer to as IROP, of which we are the sole general partner. As of December 31, 2017, we owned a 96.6% interest in IROP. The remaining 3.4% consists of common units of limited partnership interest issued to third parties in exchange for contributions of properties to IROP. As sole general partner of IROP, we have full and complete control over IROP’s day-to-day operations. See “Development and Structure of our Company” for more information.

We seek to acquire and operate apartment properties that:

•	have stable occupancy;

•	are located in submarkets that we do not expect will experience substantial new apartment construction in the foreseeable future;

•	in appropriate circumstances, present opportunities for repositioning or updating through capital expenditures and in turn for increased rents; and

•	present opportunities to apply tailored marketing and management strategies to attract and retain residents and enable rent increases.

Our Business Objective and Investment Strategies

Our primary business objective is to maximize stockholder value by increasing cash flows at our existing apartment properties and acquiring additional properties that have strong and stable occupancies with the ability to raise rental rates or that have the potential for repositioning through capital expenditures or tailored management strategies. We intend to achieve this objective by executing the following strategies:

•

Focus on properties in markets that have strong apartment demand, reduced competition from national apartment buyers and no substantial new apartment construction. In evaluating potential acquisitions, we analyze apartment occupancy and trends in rental rates, employment and new construction, among many other factors, and seek to identify properties located primarily in non-gateway markets where there is strong demand for apartment units, less apartment development relative to demand, stable resident bases and occupancy rates, positive net migration trends and strong employment drivers. We generally seek to avoid markets where we believe potential yields have decreased as a result of the acquisition and development efforts of large institutional buyers.

•

Acquire properties that have operating upside through targeted management strategies. We have expertise in acquiring and managing properties to maximize the net operating income, or NOI, of such properties through more effective marketing and leasing, better management of rental rates and more efficient expense management. We will seek to acquire properties that we believe possess significant prospects for increased occupancy and rental revenue growth. Our target profile for acquisitions currently is midrise/garden-style apartments containing 150-500 units with high quality amenities that we can acquire at less than replacement cost in the $15 million to $50 million price range with a five to fifteen year operating track record. We do not intend to limit ourselves to properties in this target profile, however, and may make acquisitions outside of this profile or change our target profile whenever market conditions warrant.

•

Selectively use our capital to improve apartment properties where we believe the return on such investments is accretive to our stockholders. We have significant experience allocating capital to value-added improvements of apartment properties to produce better occupancy and rental rates. We will selectively deploy our capital into revenue-

enhancing capital projects that we believe will improve the physical plant or market positioning of particular apartment properties and generate increased income over time.

•

Use our extensive experience owning and managing apartment properties, and our networks of contacts in the apartment industry, to acquire additional apartment properties. We own approximately 15,000 apartment units in 16 states. We believe these factors and our management’s real estate relationships and access to off-market transactions, including relationships with the brokerage community, will continue to provide us with a strong pipeline of acquisition opportunities.

2017 Developments

HPI Portfolio Acquisition

On September 3, 2017, IRT reached an agreement to acquire a portfolio of nine communities (the “HPI Portfolio”), totaling 2,353 units, for a gross purchase price of $228.1 million. The acquisition accelerates IRT’s penetration into a number of core existing markets, including Columbus, OH, Indianapolis, IN and Atlanta, GA.  The acquisition also includes properties in Myrtle Beach, SC, Baton Rouge, LA and Wilmington, NC. The portfolio contains nine communities that were built or renovated between 2000 and 2011, had period end occupancy of 95% as of July 31, 2017, and had an average effective rent per unit of $884 for the three months ended July 31, 2017. On September 26, 2017, IRT closed on the acquisition of four of these multifamily apartment communities, aggregating 917 units, representing the consummation of the first phase of the portfolio acquisition. In the fourth quarter of 2017, we acquired three of the remaining five communities, aggregating 720 units. The acquisition of the remaining two communities closed on January 3, 2018.

2017 Common Stock Offering

On September 11, 2017, IRT closed a public offering of 12,500,000 shares of its common stock at a public offering price of $9.25 per share. IRT also closed on the underwriters’ option to purchase an additional 1,875,000 shares of common stock at the public offering price. As a result of the offering and the exercise of the underwriters’ option, IRT received approximately $126.1 million in net proceeds, after deducting the underwriting discount and estimated offering expenses. IRT used the net proceeds from the offering to pay a portion of the purchase price for the HPI portfolio. Any remaining proceeds will be used for general corporate purposes.

2017 At-the-Market Offering

During the fourth quarter of 2017, IRT issued 1,164,900 shares of its common stock under the At-the-Market Issuance Sales Agreement dated August 4, 2017. The shares were issued at an average price per share of $10.38, and gross proceeds from the issuances were approximately $12.1 million. We paid commissions of approximately $0.2 million and net proceeds from the issuances were approximately $11.9 million.

New Line of Credit Refinancing/Term Loan Agreement

On May 1, 2017, IRT closed on a new $300.0 million unsecured credit facility refinancing its previous secured credit facility. The new facility is comprised of a $50.0 million term loan and a revolving commitment of up to $250.0 million. The maturity date on the new term loan is May 1, 2022, and the maturity date on borrowings outstanding under the revolving commitment is May 1, 2021, extending the September 17, 2018 maturity of the previous secured credit facility. Borrowings under the revolving commitment can be extended through two, six-month extension options. The new unsecured credit facility also provides for an accordion feature allowing for an additional $200.0 million of capacity resulting in a maximum borrowing capacity of $500.0 million, a portion of which may be drawn as an incremental term loan with a maturity date of five years from the date of such draw. The exercise of the accordion is subject to customary terms and conditions. Based on our leverage levels as of closing, IRT’s annual interest cost would be LIBOR plus 145 basis points under the term loan and LIBOR plus 150 basis points for borrowings outstanding under the revolving commitments, an annual savings of approximately 35 to 40 basis points from IRT’s previous secured credit facility. The new facility is unsecured and improves IRT’s flexibility to effectively manage its assets by creating a pool of unencumbered assets.

On November 20, 2017, IRT entered into a seven-year, $100.0 million unsecured term loan agreement with KeyBank, that will reach maturity in November 2024. The proceeds were used to reduce borrowings outstanding under the revolving portion of IRT’s $300.0 million unsecured credit facility. The term loan bears interest at a spread over LIBOR, based on IRT’s overall leverage. At closing, the spread to LIBOR was 165 basis points. To continue IRT’s practice of reducing exposure to floating interest rates, IRT purchased an interest rate collar that caps LIBOR at 2.00%, subject to a floor on LIBOR of 1.25%, during the entire seven-year term.

Financing Strategy

We intend to use prudent amounts of leverage in making our investments. Our long term goal is to reduce leverage as we continue to increase the communities we own and as we grow the net operating income at our communities through increasing rents and managing expenses. We continue to review and reposition our financing structures seeking to enhance our flexibility and liquidity while continuing to reduce our leverage.

  For further description of our indebtedness at December 31, 2017, see “Part II-Item 8. Financial Statements and Supplementary Data-Note 5: Indebtedness” below, or the financial statements indebtedness note.

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

If our board of directors changes our policies regarding our use of leverage, we expect that it will consider many factors, including, our long term strategic plan, the leverage ratios of publicly traded REITs with similar investment strategies, the cost of leverage as compared to expected operating net revenues and general market conditions.

Development and Structure of Our Company

We were formed as a Maryland corporation on March 26, 2009. RAIT Financial Trust, or RAIT, a publicly traded Maryland REIT whose common shares are listed on the New York Stock Exchange under the symbol “RAS”, through various subsidiaries, acquired beneficial ownership of 100% of our outstanding common stock on January 20, 2011 for approximately $2.5 million and we commenced operations on April 29, 2011 upon our acquisition of six properties from various RAIT subsidiaries. Since our formation through December 31, 2016, we have sold 55,198,300 shares of our common stock in six underwritten public offerings raising $497.2 million of gross proceeds. While RAIT had bought shares in several of these offerings, RAIT’s ownership percentage was reduced after each offering.  On October 5, 2016, we repurchased and retired all 7,269,719 shares of our common stock owned by RAIT.

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

In connection with the management internalization, we acquired the multifamily property management business of RAIT on December 20, 2016.  We now operate that business in our wholly owned subsidiary, IRT Management, LLC, formed October 26, 2016.  Prior to that, RAIT Residential, a RAIT subsidiary, was our property manager.  In the management internalization, RAIT Residential transferred substantially all of its assets and certain of its liabilities to us and we hired substantially all of its employees.  IRT Management LLC is a full-service apartment property management company that, as of December 31, 2017, employed 407 staff and professionals and managed 14,834 apartment units, including 14,017 units owned by us. IRT Management LLC provides services to us in connection with the rental, leasing, operation and management of our properties.

We conduct our business through a traditional umbrella partnership REIT, or UPREIT, structure in which our properties are owned by our operating partnership, IROP, directly or through subsidiaries. We are the sole general partner of IROP. IROP was formed as a Delaware limited partnership on March 27, 2009. Substantially all of our assets are held by, and substantially all of our operations are conducted through, our operating partnership. As the sole general partner of our operating partnership, we have the exclusive power under the partnership agreement to manage and conduct its business. Since IROP’s formation, IROP has issued 3,374,472 IROP units to unaffiliated third parties as part of the consideration to acquire 24 properties in six transactions, including 1,925,419 IROP units issued in connection with the TSRE merger. These IROP units are exchangeable for the equivalent number of shares of common stock or the equivalent value in cash, at our option, in defined circumstances. From IROP’s formation through December 31, 2017, 363,121 IROP units held by unaffiliated third parties have been exchanged for 363,115 shares of our common stock with fractional units being settled in cash.  From January 1, 2018 through February 20, 2018, 186,717 of IROP units held by unaffiliated third parties were exchanged for 186,717 shares of our common stock. As of December 31, 2017, 3,011,351 IROP units held by unaffiliated third parties were outstanding.  As of February 20, 2018, 2,824,634 IROP units held by unaffiliated third parties were outstanding.  We refer to these transactions as UPREIT transactions. Limited partners have certain limited approval and voting rights.

Competition

In attracting and retaining residents to occupy our properties, we compete with numerous other housing alternatives. Our properties compete directly with other rental apartments as well as condominiums and single-family homes that are available for rent or purchase in the sub-markets in which our properties are located. Principal factors of competition include rent or price charged, attractiveness of the location and property, and quality and breadth of services and amenities. If our competitors offer leases at rental rates below current market rates, or below the rental rates we currently charge our tenants, we may lose potential tenants.

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

Employees

As of February 20, 2018, we had 421 employees and believe our relationships with our employees to be good. None of our employees are covered by a collective bargaining agreement.

Regulation

Our investments are subject to various federal, state, and local laws, ordinances, and regulations, including, among other things, zoning regulations, land use controls, environmental controls relating to air and water quality, noise pollution, and indirect environmental impacts such as increased motor vehicle activity, and fair housing laws. We believe that we have all permits and approvals necessary under current law to operate our investments.

Income Taxes

We have elected to be taxed as a REIT beginning with the taxable year ended December 31, 2011. Accordingly, we recorded no income tax expense for the years ended December 31, 2017, 2016, and 2015.

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

The table below reconciles the differences between reported net income (loss), total taxable income and estimated REIT taxable income for the three years ended December 31, 2017 (dollars in thousands):

	For the Years Ended December 31
	2017	2016	2015
Net Income (loss)	$31,441	$(9,555)	$30,156
Add (deduct):
Depreciation and amortization differences	(8,646)	(3,063)	334
Gain/loss differences	2,816	4,680	(3,175)
Gain recognized on TSRE Merger	-	(621)	(64,604)
IRT Internalization Expense	-	44,976	-
Other book to tax differences:
Capitalized acquisition costs	4,966	-	20,973
Share-based compensation expense	647	1,001	495
Other	476	(1,382)	6
Total taxable income (loss)	$31,700	$36,036	$(15,815)
Deductible capital gain distribution	(25,904)	(34,783)	(4,376)
Taxable (income)/loss allocable to noncontrolling interest	(889)	(1,253)	1,010
Estimated REIT taxable income (loss) before dividends paid deduction	$4,907	$-	$(19,181)

 For the year ended December 31, 2017, the tax classification of our dividends on common shares was as follows:

Record Date	Payment Date	Dividend Paid	Ordinary Income	Qualified Dividend	Total Capital Gain Distribution	Unrecaptured Section 1250 Gain	Return of Capital
1/31/2017	2/15/2017	$0.0600	$0.0284	$-	$0.0316	$0.0104	$-
2/28/2017	3/15/2017	0.0600	0.0284	-	0.0316	0.0104	-
3/31/2017	4/17/2017	0.0600	0.0284	-	0.0316	0.0104	-
4/28/2017	5/15/2017	0.0600	0.0284	-	0.0316	0.0104	-
5/31/2017	6/15/2017	0.0600	0.0240	-	0.0316	0.0104	0.0044
6/30/2017	7/17/2017	0.0600	0.0172	-	0.0316	0.0104	0.0112
7/31/2017	8/15/2017	0.0600	0.0172	-	0.0316	0.0104	0.0112
8/31/2017	9/15/2017	0.0600	0.0172	-	0.0316	0.0104	0.0112
9/29/2017	10/13/2017	0.0600	0.0172	-	0.0316	0.0104	0.0112
10/31/2017	11/15/2017	0.0600	0.0172	-	0.0316	0.0104	0.0112
11/30/2017	12/15/2017	0.0600	0.0172	-	0.0316	0.0104	0.0112
		$0.6600	$0.2408	$-	$0.3476	$0.1144	$0.0716

The Company’s dividend paid on January 15, 2018 to holders of record on December 29, 2017 will be treated as a 2018 distribution for tax purposes.

For the year ended December 31, 2016, the tax classification of our dividends on common shares was as follows:

Record Date	Payment Date	Dividend Paid	Ordinary Income	Qualified Dividend	Total Capital Gain Distribution	Unrecaptured Section 1250 Gain	Return of Capital
1/29/2016	2/16/2016	$0.0600	$0.0042	$-	$0.0558	$0.0198	$-
2/29/2016	3/15/2016	0.0600	0.0042	-	0.0558	0.0198	-
3/31/2016	4/15/2016	0.0600	0.0042	-	0.0558	0.0198	-
4/29/2016	5/16/2016	0.0600	0.0042	-	0.0558	0.0198	-
5/31/2016	6/15/2016	0.0600	0.0042	-	0.0558	0.0198	-
6/30/2016	7/15/2016	0.0600	0.0042	-	0.0558	0.0198	-
7/29/2016	8/15/2016	0.0600	0.0042	-	0.0558	0.0198	-
8/31/2016	9/15/2016	0.0600	0.0042	-	0.0558	0.0198	-
9/30/2016	10/17/2016	0.0600	0.0042	-	0.0558	0.0198	-
10/31/2016	11/15/2016	0.0600	0.0042	-	0.0558	0.0198	-
11/30/2016	12/15/2016	0.0600	0.0042	-	0.0558	0.0198	-
12/30/2016	01/17/2017	0.0600	0.0042	-	0.0558	0.0198	-
		$0.7200	$0.0504	$-	$0.6696	$0.2376	$-

For the year ended December 31, 2015, the estimated REIT taxable loss before dividends paid deduction was primarily attributable to prepayment penalties incurred on the mortgage debt that was assumed as part of, and paid off upon closing of, the TSRE acquisition.

Financial Information About Industry Segments

Our current business consists of owning, managing, operating, leasing, acquiring, developing, investing in, and disposing of real estate assets. We internally evaluate all of our real estate assets as one industry segment, and, accordingly, we do not report segment information.

Available Information

We file annual, quarterly and current reports, proxy statements and other information with the SEC. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The internet address of the SEC site is http://www.sec.gov. Our internet address is http://www.irtliving.com. We make our SEC filings available free of charge on or through our internet website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. In addition, the charters of our Board’s Compensation Committee, Audit Committee, and Nominating and Governance Committee, as well as our Corporate Governance Guidelines, Insider Trading Policy, Whistle Blower Policy, and Code of Ethics, are also available on our website free of charge.

Code of Conduct

We maintain a Code of Business Conduct and Ethics applicable to our Board of Directors and all of our officers and employees, including our principal executive officer, principal financial officer, principal accounting officer, controller and persons performing similar functions. A copy of our Code of Business Conduct and Ethics is available on our website, www.irtliving.com. In addition to being accessible through our website, copies of our Code of Business Conduct and Ethics can be obtained, free of charge, upon written request to Investor Relations, Two Liberty Place, 50 S. 16th Street, Philadelphia, PA 19102. Any amendments to or waivers of our Code of Business Conduct and Ethics that apply to our principal executive officer, principal financial officer, principal accounting officer, controller and persons performing similar functions and that relate to any matter enumerated in Item 406(b) of Regulation S-K promulgated by the SEC will be disclosed on our website.

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

Our portfolio of properties consists primarily of apartment communities geographically concentrated in the Southeastern United States, including Louisville, Kentucky, Raleigh-Durham, North Carolina, Atlanta, Georgia, Memphis, Tennessee, Oklahoma City, Oklahoma, Dallas, Texas and Columbus, Ohio. As such, we are susceptible to local economic conditions and the supply of and demand for apartment units in these markets. If there is a downturn in the local economy or an oversupply of or decrease in demand for apartment units in these markets, our business could be harmed to a greater extent than if we owned a real estate portfolio that was more diversified in terms of both geography and industry focus.

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

We have continued a capital recycling strategy that contemplates selling properties and may disclose other potential property dispositions, whether individually or in the aggregate, at any time and from time to time. We may disclose our plans to sell one or more properties prior to offering such properties for sale, identifying or negotiating with potential buyers, entering into letters of intent or if entering into a purchase and sale agreement at any time and from time to time. These letters of intent are generally non-binding. If we enter into a legally binding purchase and sale agreement to dispose of a property, the disposition may be subject to the satisfaction of various closing conditions, and there can be no assurance that these conditions will be satisfied or that the disposition will close on the terms described, or at all. If we fail to consummate a disposition, we will not have the use of the proceeds of the disposition and may not be able to carry out our intended plans for such proceeds or may have to obtain liquidity from alternative sources on less favorable terms.  To the extent we intend to use proceeds of property sales to purchase new properties or to reduce our leverage by repaying our indebtedness, any such failure may cause us not to have the liquidity necessary to purchase such new properties or repay our indebtedness in accordance with its terms or we may be required to obtain such liquidity from such alternative sources. As a result, failure to consummate one or more of pending property dispositions we may disclose could have a material adverse impact on our liquidity and affect our ability to purchase new properties or may result in our obtaining alternative financing which may increase our leverage which could adversely affect our financial condition, results of operations and the market price of our common stock.

We may fail to consummate some or all potential property acquisitions we disclose individually or in the aggregate, which could have a material adverse impact on our results of operations, earnings and cash flow.

We may disclose potential property acquisitions, whether individually or in the aggregate, at any time and from time to time. We refer to the aggregate number of potential acquisitions we are considering at any particular time as our pipeline. We generally include a property in our pipeline when our underwriting and due diligence efforts have proceeded to the point where we have issued a letter of intent to acquire a particular property or if we have entered into a purchase and sale agreement. These letters of intent are generally non-binding. If we enter into a legally binding purchase and sale agreement to acquire a property, the acquisition may be subject to the satisfaction of various closing conditions, and there can be no assurance that these conditions will be satisfied or that the acquisition will close on the terms described therein, or at all. If we fail to consummate an acquisition, to the extent we issued additional securities in order to use the proceeds of the offering to fund an acquisition, we may have issued a significant number of our securities without realizing a corresponding increase in earnings and cash flow from acquiring the properties involved in such acquisition. In addition, we may have broad authority to use the net proceeds of any offering for other purposes, including the repayment of indebtedness, the acquisition of other properties that we may identify in the future or for other investments, which may not be initially accretive to our results of operations. As a result, failure to consummate one or more of the pending property acquisitions could have a material adverse impact on our financial condition, results of operations and the market price of our common stock.

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

Our success depends to a significant degree upon the contributions of certain of our officers and other key personnel.  If any of our key personnel were to terminate their employment with us, our operating results could suffer. Further, we do not have and do not intend to maintain key person life insurance that would provide us with proceeds in the event of death or disability of any of our key personnel. We believe our future success depends upon our ability to hire and retain highly skilled managerial, operational and marketing personnel. Competition for such personnel is intense, and we cannot assure you that we will be successful in attracting and retaining such skilled personnel. If we lose or are unable to obtain the services of key personnel, our ability to implement our investment strategies could be delayed or hindered, and the trading price of our common stock may be adversely affected.

The representations, warranties, covenants and indemnities in the IRT internalization agreement and related agreements are subject to limitations and qualifiers, which may limit our ability to enforce any remedy under these agreements.

The representations, warranties, covenants and indemnities in the IRT internalization agreement and other agreements related to the IRT management internalization completed on December 20, 2016 are subject to limitations and qualifiers, which may limit our ability to enforce any remedy under these agreements.  These include, without limitation, limitations on liability and materiality qualifiers on certain representations and covenants.

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

If new U.S. government regulations (i) heighten Fannie Mae’s and Freddie Mac’s underwriting standards, (ii) adversely affect interest rates and (iii) continue to reduce the amount of capital they can make available to the multifamily sector, it could reduce or remove entirely a vital resource for multifamily financing. Any potential reduction in loans, guarantees and credit-enhancement arrangements from Fannie Mae and Freddie Mac could jeopardize the effectiveness of the multifamily sector’s available financing and decrease the amount of available liquidity and credit that could be used to acquire and diversify our portfolio of multifamily assets, as well as dispose of our multifamily assets upon our liquidation, and our ability to refinance our existing mortgage obligations as they come due and obtain additional long-term financing for the acquisition of additional multifamily apartment communities on favorable terms or at all. In addition, the members of the current Presidential administration have announced restructuring and privatizing Fannie Mae and Freddie Mac is a priority of the current administration, and there is uncertainty regarding the impact of this action on us and buyers of our properties.

If we are not able to cost-effectively maximize the life of our properties, we may incur greater than anticipated capital expenditure costs, which may adversely affect our ability to make distributions to our stockholders.

As of December 31, 2017, the average age of our apartment communities was approximately 16 years, after adjusting for significant renovations. While the majority of our properties are newly-constructed or have undergone substantial renovations since they were constructed, older properties may carry certain risks including unanticipated repair costs associated with older properties, increased maintenance costs as older properties continue to age, and cost overruns due to the need for special materials and/or fixtures specific to older properties. Although we take a proactive approach to property preservation, utilizing a preventative maintenance plan, and selective improvements that mitigate the cost impact of maintaining exterior building features and aging building components, if we are not able to cost-effectively maximize the life of our properties, we may incur greater than anticipated capital expenditure costs which may adversely affect our ability to make distributions to our stockholders.

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

In order to maintain our qualification as a REIT, we are generally required under the Code to distribute annually at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain. In addition, we will be subject to income tax at regular corporate rates to the extent that we distribute less than 100% of our net taxable income, including any net capital gains. Because of these distribution requirements, we may not be able to fund future capital needs, including any necessary acquisition financing, from operating cash flow. Consequently, we may rely on third-party sources to fund our capital needs. We may not be able to obtain financing on favorable terms or at all. Any additional debt we incur may increase our leverage. If we issue additional equity securities to finance developments and acquisitions instead of incurring debt, the interests of our existing stockholders could be diluted. Our access to third-party sources of capital depends, in part, on:

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

A material failure, inadequacy, interruption or security failure of our technology networks and related systems could harm our business.

Our information technology networks and related systems are essential to our ability to conduct our day to day operations. As a result, we face risks associated with security breaches, whether through cyber attacks or cyber intrusions over the internet, malware, computer viruses, attachments to emails, persons who access our systems from inside or outside our organization and other significant disruptions of our information technology networks and related systems. A security breach or other significant disruption involving our information technology networks and related systems or those of our vendors could: disrupt our operations; result in the unauthorized access to, and the destruction, loss, theft, misappropriation or release of, proprietary, personally identifiable, confidential, sensitive or otherwise valuable information including tenant information and lease data, which others could use to compete against us or which could expose us to damage claims by third parties for disruptive, destructive or otherwise harmful outcomes; require significant management attention and resources to remedy any damages that result; subject us to claims for breach of contract, damages, credits, penalties or termination of leases or other agreements; or damage our business relationships or reputation generally. Any or all of the foregoing could materially and adversely affect our business and the value of our stock.

Our third-party service providers are primarily responsible for the security of their own information technology environments and in certain instances, we rely significantly on third-party service providers to supply and store our sensitive data in a secure manner. All of these third parties face risks relating to cybersecurity similar to ours which could disrupt their businesses and therefore adversely impact us. While we provide guidance and specific requirements in some cases, we do not directly control any of such parties’ information technology security operations, or the amount of investment they place in guarding against cybersecurity threats. Accordingly, we are subject to any flaws in or breaches to their information technology systems or those which they operate for us, which could have a material adverse effect on our financial condition or results of operations.

Although no material incidents have occurred to date and we have taken various actions to maintain the security and integrity of our information technology networks and related systems and have implemented various measures to manage the risk of a security breach or disruption, we cannot be sure that our security efforts and measures will be effective or that our financial results will not be negatively impacted by such an incident.

Damage from catastrophic weather and other natural events and climate change could result in losses and could harm our operating results.

To the extent that significant changes in the climate occur in areas where our properties are located, we may experience extreme weather and changes in precipitation and temperature, all of which may result in physical damage to or a decrease in demand for properties located in these areas or affected by these conditions. Should the impact of climate change be material in nature, including destruction of our properties, or occur for lengthy periods of time, our financial condition or results of operations may be adversely affected.

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

•

fluctuations in interest rates, which could adversely affect our ability to obtain financing on favorable terms or at all, or could reduce our ability to deploy capital in investments that are accretive to our stockholders;

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

Our properties may be subject to increases in tax rates, utility costs, operating expenses, insurance costs, repairs and maintenance, administrative and other expenses. Real estate taxes, utilities costs and insurance premiums, in particular, are subject to significant increases and fluctuations, which can be widely outside of our control. A number of our markets have multi-year real estate tax reassessments coming up in 2018 and tax increases may result from such reassessments.  If our costs should rise, without being offset by a corresponding increase in rental rates, our results of operations could be negatively impacted, and our ability to pay our dividends and distributions and senior debt could be affected.

We may suffer losses that are not covered by insurance.

If we suffer losses that are not covered by insurance or that are in excess of insurance coverage, we could lose invested capital and anticipated profits. We maintain comprehensive insurance for our properties, including casualty, liability, fire, extended coverage, terrorism, earthquakes, hurricanes and rental loss customarily obtained for similar properties in amounts which our advisor determines are sufficient to cover reasonably foreseeable losses, and with policy specifications and insured limits that we believe are adequate and appropriate under the circumstances. Material losses may occur in excess of insurance proceeds with respect to any property, and there are types of losses, generally of a catastrophic nature, such as losses due to wars, pollution, environmental matters (such as snow or ice storms, windstorms or hurricanes, earthquakes, flooding or other severe weather) and mold, which are either uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments. Moreover, we cannot predict whether all of the coverage that we currently maintain will be available to us in the future, or what the future costs or limitations on any coverage that is available to us will be. The Company relies on third party insurance providers for its property, general liability and worker’s compensation insurance. While there has yet to be any non-performance by these major insurance providers, should any of them experience liquidity issues or other financial distress, it could negatively impact the Company. In addition, the Company annually assesses its insurance needs based on the cost of coverage and other factors. We may choose to self-insure a greater portion of this risks in the future or may choose to have higher deductibles or lesser policy terms.

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

We have and may in the future acquire multiple properties in a single transaction. Such portfolio acquisitions are more complex and expensive than single-property acquisitions, and the risk that a multiple-property acquisition does not close may be greater than in a single-property acquisition. Portfolio acquisitions may also result in us owning investments in geographically dispersed markets, placing additional demands on our ability to manage the properties in the portfolio. In addition, a seller may require that a group of properties be purchased as a package even though we may not want to purchase one or more properties in the portfolio. In these situations, if we are unable to identify another person or entity to acquire the unwanted properties, we may be required to operate, or attempt to dispose of, these properties. To acquire multiple properties in a single transaction, we may be required to accumulate a large amount of cash. We expect the returns that we can earn on such cash to be less than the ultimate returns on real property, and therefore, accumulating such cash could reduce the funds available for distributions. Any of the foregoing events may have an adverse effect on our operations.

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

In providing financing to us, a lender may impose restrictions on us that would affect our ability to incur additional debt, make certain investments, reduce liquidity below certain levels, make distributions to our stockholders and otherwise affect our distribution and operating policies. Our KeyBank credit facility and term loan include restrictions and requirements relating to the incurrence of debt, permitted investments, maximum level of distributions, maintenance of insurance, mergers and sales of assets and transactions with affiliates. We expect that any other loan agreements we enter into will contain similar covenants and may also impose other restrictions and limitations. Any such covenants, restrictions or limitations may limit our ability to make distributions to you and could make it difficult for us to satisfy the requirements necessary to maintain our qualification as a REIT for U.S. federal income tax purposes.

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

We may be subject to risks related to interest rate fluctuations if any of our debt is subject to a floating interest rate. At December 31, 2017, we had $784.6 million of outstanding indebtedness, $204.0 million of which was floating-rate indebtedness. On June 24, 2016, we entered into an interest rate swap contract with a notional value of $150.0 million, a strike rate of 1.145% based on 1-month LIBOR and a maturity date of June 17, 2021 to hedge our interest rate exposure on floating rate indebtedness. On November 17, 2017, we purchased an interest rate collar with a notional value of $100.0 million, a 2.00% cap and 1.25% floor, and a maturity date of November 17, 2024. To the extent that we use derivative financial instruments to hedge our exposure to floating interest rate debt, we may be exposed to credit, basis and legal enforceability risks. Derivative financial instruments may include interest rate swap contracts, interest rate cap or floor contracts, futures or forward contracts, options or repurchase agreements. In this context, credit risk is the failure of the counterparty to perform under the terms of the derivative contract. If the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us. Basis risk occurs when the index upon which the contract is based is more or less variable than the index upon which the hedged asset or liability is based, thereby making the hedge less effective. Finally, legal enforceability risks encompass general contractual risks, including the risk that the counterparty will breach the terms of, or fail to perform its obligations under, the derivative contract. Moreover, hedging strategies involve transaction and other costs. If we are unable to manage these risks and costs effectively, our results of operations, financial condition and ability to make distributions to you will be adversely affected.

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

Certain of our outstanding debt contains, and we may in the future acquire or finance properties with debt containing, limited or no principal amortization, which would require that the principal be repaid at the maturity of the loan in a so-called “balloon payment.” As of December 31, 2017, the financing arrangements of our outstanding indebtedness could require us to make lump-sum or “balloon” payments of approximately $746.6 million at maturity dates that range from 2021 to 2026. At the maturity of these loans, assuming we do not have sufficient funds to repay the debt, we will need to refinance the debt. If the credit environment is constrained at the time of our debt maturities, we would have a very difficult time refinancing debt. In addition, for certain loans, we locked in our fixed-rate debt at a point in time when we were able to obtain favorable interest rate, principal payments and other terms. When we refinance our debt, prevailing interest rates and other factors may result in us paying a greater amount of debt service, which will adversely affect our cash flow, and, consequently, our core FFO and distributions to our stockholders. If we are unable to refinance our debt on acceptable terms, we may be forced to choose from a number of unfavorable options, including agreeing to otherwise unfavorable financing terms on one or more of our unencumbered assets, selling one or more properties at disadvantageous terms, including unattractive prices, or defaulting on the mortgage and permitting the lender to foreclose. Any one of these options could have a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our stockholders.

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

Changes in the method pursuant to which the LIBOR rates are determined and potential phasing out of LIBOR after 2021 may affect our financial results.

The chief executive of the United Kingdom Financial Conduct Authority ("FCA"), which regulates LIBOR, has recently announced that the FCA intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. It is not possible to predict the effect of these changes, other reforms or the establishment of alternative reference rates in the United Kingdom or elsewhere. Furthermore, in the United States, efforts to identify a set of alternative U.S. dollar reference interest rates include proposals by the Alternative Reference Rates Committee of the Federal Reserve Board and the Federal Reserve Bank of New York. On August 24, 2017, the Federal Reserve Board requested public comment on a proposal by the Federal Reserve Bank of New York, in cooperation with the Office of Financial Research, to produce three new reference rates intended to serve as alternatives to LIBOR. These alternative rates are based on overnight repurchase agreement transactions secured by U.S. Treasury Securities. The Federal Reserve Bank said that the publication of these alternative rates is targeted to commence by mid-2018.

Any changes announced by the FCA, other regulators or any other successor governance or oversight body, or future changes adopted by such body, in the method pursuant to which the LIBOR rates are determined may result in a sudden or prolonged increase or decrease in the reported LIBOR rates. If that were to occur, the level of interest payments we incur may change. In addition, although certain of our LIBOR based obligations provide for alternative methods of calculating the interest rate payable on certain of our obligations if LIBOR is not reported, which include requesting certain rates from major reference banks in London or New York, or alternatively using LIBOR for the immediately preceding interest period or using the initial interest rate, as applicable, uncertainty as to the extent and manner of future changes may result in interest rates and/or payments that are higher than, lower than or that do not otherwise correlate over time with the interest rates and/or payments that would have been made on our obligations if LIBOR rate was available in its current form.

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

United States Federal Income Tax Risks

Legislative or regulatory action could adversely affect the returns to our investors.

Legislative, regulatory or administrative changes could be enacted or promulgated at any time, either prospectively or with retroactive effect, and may adversely affect us and/or our stockholders.

On December 22, 2017, a bill informally known as the Tax Cuts and Jobs Act (the “TCJA”) was signed into law. The TCJA makes significant changes to the U.S. federal income tax rules for taxation of individuals and corporations, generally effective for taxable years beginning after December 31, 2017. In addition to reducing corporate and individual tax rates, the TCJA eliminates or restricts various deductions. Most of the changes applicable to individuals are temporary and apply only to taxable years beginning after December 31, 2017 and before January 1, 2026. The TCJA makes numerous large and small changes to the tax rules that do not affect the REIT qualification rules directly but may otherwise affect us or our stockholders.

While the changes in the TCJA generally appear to be favorable with respect to REITs and their stockholders, the extensive changes to non-REIT provisions in the Code may have unanticipated effects on us or our stockholders. Moreover, Congressional leaders have recognized that the process of adopting extensive tax legislation in a short amount of time without hearings and substantial time for review is likely to have led to drafting errors, issues needing clarification and unintended consequences that will have to be revisited in subsequent tax legislation. At this point, it is not clear if or when Congress will address these issues or when the IRS will issue administrative guidance on the changes made in the TCJA.

We urge you to consult with your own tax advisor with respect to the status of the TCJA and other legislative, regulatory or administrative developments and proposals and their potential effect on an investment in shares of our common stock.

Dividends paid by REITs do not qualify for the reduced tax rates provided under current law.

Dividends paid by REITs are generally not eligible for the reduced 15% maximum tax rate for dividends paid to individuals (20% for those with taxable income above certain thresholds that are adjusted annually under current law). The more favorable rates applicable to regular corporate dividends could cause stockholders who are individuals to perceive investments in REITs to be relatively less attractive than investments in the stock of non-REIT corporations that pay dividends to which more favorable rates apply, which could reduce the value of the stocks of REITs. However, under the TCJA regular dividends from REITS are treated as income from a pass-through entity and are eligible for a 20% deduction. As a result, our regular dividends will be taxed at 80% of an individual marginal tax rate.  The current maximum rate is 37% resulting in a maximum tax rate of 29.6% on our dividends. Dividends from REITs as well as regular corporate dividends will also be subject to a 3.8% Medicare surtax for taxpayers with modified adjusted gross income above $200,000 (if single) or $250,000 (if married and filing jointly).

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

In particular, at least 75% of our total assets at the end of each calendar quarter must consist of real estate assets, government securities, and cash or cash items. For this purpose, “real estate assets” generally include interests in real property, such as land, buildings, leasehold interests in real property, stock of other entities that qualify as REITs, interests in mortgage loans secured by real property, investments in stock or debt instruments during the one-year period following the receipt of new capital and regular or residual interests in a real estate mortgage investment conduit. In addition, the amount of securities of a single issuer that we hold, other than securities qualifying under the 75% asset test and certain other securities, must generally not exceed either 5% of the value of our gross assets or 10% of the vote or value of such issuer’s outstanding securities.

A REIT’s net income from prohibited transactions is subject to a 100% penalty tax. In general, prohibited transactions are sales or other dispositions of property, other than foreclosure property, held in inventory or primarily for sale to customers in the ordinary course of business. It may be possible to reduce the impact of the prohibited transaction tax and the holding of assets not qualifying as real estate assets for purposes of the REIT asset tests by conducting certain activities, or holding non-qualifying REIT assets through a TRS, subject to certain limitations as described below. To the extent that we engage in such activities through a taxable REIT subsidiary, or TRS, the income associated with such activities will be subject to full U.S. federal corporate income tax.

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

Some of our assets may need to be owned or sold, or some of our operations may need to be conducted, by TRSs. We do not currently have significant operations through a TRS but may in the future. A TRS will be subject to U.S. federal and state income tax on its taxable income. The after-tax net income of a TRS would be available for distribution to us. Further, we will incur a 100% excise tax on transactions with a TRS that are not conducted on an arm’s length basis. For example, to the extent that the rent paid by a TRS exceeds an arm’s length rental amount, such amount is potentially subject to the excise tax. We intend that all transactions between us and any TRS we form will be conducted on an arm’s length basis, and, therefore, any amounts paid by any TRS we form to us will not be subject to the excise tax. However, no assurance can be given that no excise tax would arise from such transactions.

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

A foreign investor disposing of a U.S. real property interest, including shares of stock of a U.S. corporation whose assets consist principally of U.S. real property interests, is generally subject to FIRPTA tax on the gain recognized on the disposition. Such FIRPTA tax does not apply, however, to the disposition of stock in a REIT if the REIT is “domestically controlled.” A REIT is “domestically controlled” if less than 50% of the REIT’s stock, by value, has been owned directly or indirectly by persons who are not U.S. persons during a continuous five-year period ending on the date of disposition or, if shorter, during the entire period of the REIT’s existence. While we intend to qualify as “domestically controlled,” we cannot assure you that we will. If we were to fail to so qualify, gain realized by foreign investors on a sale of shares of our stock would be subject to FIRPTA tax, unless the shares of our stock were traded on an established securities market and the foreign investor did not at any time during a specified testing period directly or indirectly own more than 10% of the value of our outstanding common stock.

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

We hold fee title to all of the apartment properties in our portfolio. The following table presents an overview of our portfolio as of December 31, 2017.

Property Name	Location	Acquisition Date	Year Built / Renovated (a)	Gross Cost	Accumulated Depreciation	Net Book Value	Units (b)	Period End Occupancy (c)	Average Occupancy (d)	Average Effective Rent per Occupied Unit (e)
Crestmont	Marietta, GA	4/29/2011	2010 (f)	17,556	(3,800)	13,756	228	95.2%	95.7%	945
Runaway Bay	Indianapolis, IN	10/11/2012	2002	16,266	(1,998)	14,268	192	94.8%	94.7%	1,008
Reserve at Eagle Ridge	Waukegan, IL	1/31/2014	2008	29,451	(2,484)	26,967	370	92.7%	94.2%	1,014
Windrush	Edmond, OK	2/28/2014	2011	9,593	(843)	8,750	160	91.3%	89.0%	759
Heritage Park	Oklahoma City, OK	2/28/2014	2011	17,794	(1,584)	16,210	453	93.4%	92.4%	645
Raindance	Oklahoma City, OK	2/28/2014	2011	14,741	(1,311)	13,430	504	96.8%	94.7%	545
Augusta	Oklahoma City, OK	2/28/2014	2011	11,845	(1,143)	10,702	197	91.9%	93.5%	726
Invitational	Oklahoma City, OK	2/28/2014	2011	19,644	(1,901)	17,743	344	92.4%	93.0%	665
King's Landing	Creve Coeur, MO	3/31/2014	2005	32,987	(2,914)	30,073	152	90.8%	90.8%	1,623
Carrington Park	Little Rock, AR	5/7/2014	1999	22,449	(2,090)	20,359	202	95.0%	93.9%	1,046
Arbors at the Reservoir	Ridgeland, MS	6/4/2014	2000	21,130	(1,780)	19,350	170	92.9%	95.0%	1,138
Walnut Hill	Cordova, TN	8/28/2014	2001	28,393	(2,400)	25,993	362	96.7%	96.3%	968
Lenoxplace	Raleigh, NC	9/5/2014	2012	24,644	(1,880)	22,764	268	95.9%	96.7%	937
Stonebridge Crossing	Cordova, TN	9/15/2014	1994	30,679	(2,479)	28,200	500	95.4%	95.2%	829
Bennington Pond	Groveport, OH	11/24/2014	2000	18,047	(1,375)	16,672	240	95.8%	96.3%	897
Prospect Park	Louisville, KY	12/8/2014	1990	14,316	(911)	13,405	138	93.5%	92.5%	940
Brookside	Louisville, KY	12/8/2014	1987	21,041	(1,380)	19,661	224	95.5%	95.7%	871
Jamestown	Louisville, KY	12/8/2014	1970 (f)	37,137	(2,463)	34,674	356	92.1%	94.7%	1,040
Oxmoor	Louisville, KY	12/8/2014	1999-2000	55,736	(3,854)	51,882	432	93.1%	93.1%	1,011
Meadows	Louisville, KY	12/8/2014	1988	38,224	(2,528)	35,696	400	93.8%	93.1%	838
Stonebridge at the Ranch	Little Rock, AR	12/16/2014	2005	31,990	(2,213)	29,777	260	94.6%	94.0%	942
Iron Rock Ranch	Austin, TX	12/30/2014	2001-2002	35,590	(2,384)	33,206	300	94.3%	93.8%	1,275
Bayview Club	Indianapolis, IN	5/1/2015	2004	26,020	(1,638)	24,382	236	92.4%	95.7%	994
Arbors River Oaks	Memphis, TN	9/17/2015	2010 (f)	21,934	(1,228)	20,706	191	96.9%	97.6%	1,243
Aston	Wake Forest, NC	9/17/2015	2013	38,005	(1,970)	36,035	288	95.1%	95.7%	1,084
Avenues at Craig Ranch	McKinneuy, TX	9/17/2015	2013	47,813	(2,413)	45,400	334	96.7%	94.4%	1,273
Bridge Pointe	Huntsville, AL	9/17/2015	2002	16,125	(860)	15,265	178	95.5%	96.5%	860
Creekstone at RTP	Durham, NC	9/17/2015	2013	38,350	(1,887)	36,463	256	96.5%	94.5%	1,200
Fountains Southend	Charlotte, NC	9/17/2015	2013	41,764	(2,118)	39,646	208	91.3%	93.3%	1,442
Fox Trails	Plano, TX	9/17/2015	1981	28,313	(1,356)	26,957	286	96.9%	95.6%	1,067
Lakeshore on the Hill	Chattanooga, TN	9/17/2015	2015	11,509	(634)	10,875	123	97.6%	96.6%	971
Millenia 700	Orlando, FL	9/17/2015	2012	47,653	(2,403)	45,250	297	97.0%	96.1%	1,386
Miller Creek at German Town	Memphis, TN	9/17/2015	2013	57,048	(3,048)	54,000	330	95.5%	96.5%	1,238
Pointe at Canyon Ridge	Atlanta, GA	9/17/2015	2007 (f)	49,950	(2,341)	47,609	494	96.8%	96.0%	993
St James at Goose Creek	Goose Creek, SC	9/17/2015	2009	31,865	(1,661)	30,204	244	93.9%	94.6%	1,125
Talison Row at Daniel Island	Daniel Island, SC	9/17/2015	2013	47,225	(2,392)	44,833	274	96.4%	95.3%	1,463
The Aventine Greenville	Greenville, SC	9/17/2015	2013	48,233	(2,488)	45,745	346	92.5%	93.5%	1,094
Trails at Signal Mountain	Chattanooga, TN	9/17/2015	2015	14,498	(806)	13,692	172	98.3%	95.9%	951
Vue at Knoll Trail	Dallas, TX	9/17/2015	2015	9,355	(377)	8,978	114	96.5%	96.2%	927
Waterstone at Brier Creek	Raleigh, NC	9/17/2015	2014	39,035	(1,985)	37,050	232	94.0%	95.0%	1,260
Waterstone Big Creek	Alpharetta, GA	9/17/2015	2014	69,758	(3,518)	66,240	370	97.3%	95.9%	1,386
Westmont Commons	Asheville, NC	9/17/2015	2003, 2008	28,319	(1,493)	26,826	252	97.2%	96.0%	1,065
Lakes of Northdale	Tampa, FL	2/27/2017	2016	29,867	(546)	29,321	216	91.2%	92.5%	1,208
Haverford Place	Lexington, KY	5/24/2017	2001 (f)	14,382	(158)	14,224	160	91.9%	92.9%	913
South Terrace	Durham, NC	6/30/2017	2002 (f)	42,710	(467)	42,243	328	89.9%	95.0%	1,090
Cherry Grove	North Myrtle Beach, SC	9/26/2017	2001	15,943	(96)	15,847	172	98.3%	99.1%	946
Kensington Commons	Canal Winchester, OH	9/26/2017	2004	24,124	(130)	23,994	264	97.7%	97.4%	882
Schirm Farms	Canal Winchester, OH	9/26/2017	2002	23,486	(122)	23,364	264	95.8%	96.9%	846
Riverchase	Indianapolis, IN	9/26/2017	2000	18,727	(108)	18,619	216	89.8%	90.5%	814
Live Oak Trace	Baton Rouge, LA	10/25/2017	2002	28,431	(114)	28,317	264	60.6%	61.5%	916
Tides at Calabash	Wilmington, NC	11/14/2017	2010	14,097	(25)	14,072	168	91.7%	92.0%	846
Brunswick Point	Wilmington, NC	12/12/2017	2005	30,364	-	30,364	288	93.1%	93.1%	795
TOTAL				$1,504,156	$(84,097)	$1,420,059	14,017	94.0%	94.1%	$1,006

(a)	All dates are for the later of the year in which construction was completed or the year in which a significant renovation program was completed.
(b)	Units represent the total number of apartment units available for rent at December 31, 2017.
(c)	Physical occupancy for each of our properties is calculated as (i) total units rented as of December 31, 2017 divided by (ii) total units available as of December 31, 2017, expressed as a percentage.
(d)	Average occupancy represents the daily average occupied units for the three-month period ended December 31, 2017.
(e)	Average effective monthly rent, per unit, represents the average monthly rent for all occupied units for the three-month period ended December 31, 2017.
(f)	Properties are undergoing renovation.

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

Market Price Information

Our common stock is listed and traded on the NYSE under the symbol “IRT”. At the close of business on February 20, 2018, the closing price for our common stock was $8.60 per share and there were 39 holders of record, one of which is the holder for all beneficial owners who hold in street name.

Since our formation, we have sold our common stock in seven public offerings. See Item 1-“Business.” The following table sets forth the range of high and low sales prices of our common stock by quarter in the periods indicated.

2016
First Quarter (January 1, 2016 through March 31, 2016)	$7.78	$5.97
Second Quarter (April 1, 2016 through June 30, 2016)	$8.21	$6.75
Third Quarter (July 1, 2016 through September 30, 2016)	$10.70	$8.05
Fourth Quarter (October 1, 2016 through December 31, 2016)	$9.15	$7.74
2017
First Quarter (January 1, 2017 through March 31, 2017)	$9.45	$8.57
Second Quarter (April 1, 2017 through June 30, 2017)	$10.13	$8.92
Third Quarter (July 1, 2017 through September 30, 2017)	$10.43	$9.35
Fourth Quarter (October 1, 2017 through December 31, 2017)	$10.63	$9.91

 PERFORMANCE GRAPH

On August 13, 2013, our common stock commenced trading on the NYSE MKT. On July 31, 2017 we transferred the listing of our common stock to the New York Stock Exchange (“NYSE”) from the NYSE MKT. The following graph compares the index of the cumulative total shareholder return on our common shares for the measurement period commencing August 12, 2013 and ending December 31, 2017 with the cumulative total returns of the National Association of Real Estate Investment Trusts (NAREIT) Equity REIT index and the Russell 3000 Index. The following graph assumes that each index was 100 on the initial day of the relevant measurement period and that all dividends were reinvested.

CUMULATIVE TOTAL SHAREHOLDER RETURN INDEX
240
220
200
180
160
140
120
100
80

	8/12/13	12/31/13	12/31/2014	12/31/2015	12/31/2016	12/31/2017
IRT	100.00	101.26	122.02	107.78	139.58	169.73
Russell 3000	100.00	138.47	155.85	156.60	176.55	213.66
NAREIT Equity	100.00	96.41	123.42	126.91	137.86	149.81

Unregistered Sales of Equity Securities

We have previously disclosed four “UPREIT” transactions completed in May 2014, August 2014, November 2014 and December 2014 wherein IROP, issued, in the aggregate, 1,282,449 common units, or units, to unaffiliated entities or persons in order to acquire properties. In addition, we have previously disclosed that in September 2015, IROP issued 1,925,419 units, plus cash in lieu of fractional TSRE operating partnership units, in a transaction related to the TSRE merger. In June 2017, we issued 166,604 IROP units in connection with our acquisition of South Terrace. All of such issuances were exempt from registration pursuant to Section 4(a)(2) of the Securities Act. As previously disclosed, these units are subject to exchange agreements containing the terms and conditions under which the units could be exchanged for cash in an amount equal to the value of an equivalent number of shares of our common stock as of the date IROP receives contributor’s notice of its desire to exchange the units for cash or, at IROP’s option, for the equivalent number of shares of our common stock. Exchanges have occurred periodically. From May 2015 through December 31, 2017 IROP exchanged 338,818 units for 338,812 shares of our common stock (with fractional units being settled in cash). As a result of these exchanges, at December 31, 2017 and at February 20, 2018, there remained outstanding 3,011,351 units and 2,824,634 units, respectively, held by unaffiliated third parties. The issuance of the shares of our common stock in these exchanges was exempt from registration pursuant to Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D; all of the persons receiving such shares were accredited investors.

Unregistered Purchase of Equity Securities

None.

Distributions

We intend to continue to qualify as a REIT for U.S. federal income tax purposes. The Code generally requires that a REIT annually distribute at least 90% of its REIT taxable income, determined without regard to the deduction for dividends paid and excluding any net capital gain, and imposes a tax on any taxable income retained by a REIT, including capital gains.

 To satisfy the requirements for qualification as a REIT and generally not be subject to U.S. federal income and excise tax, we intend to make regular quarterly distributions of all or substantially all of our REIT taxable income, determined without regard to dividends paid, to our stockholders out of assets legally available for such purposes. Our board of directors has not yet determined the rate for our future distributions, and all future distributions will be at the sole discretion of our board of directors. When determining the amount of future distributions, our board of directors considers, among other factors, (i) the amount of cash generated from our operating activities, (ii) our expectations of future cash flows, (iii) our determination of near-term cash needs for acquisitions of new properties, general property capital improvements and debt repayments, (iv) our ability to continue to access additional sources of capital, (v) the requirements of Maryland law, (vi) the amount required to be distributed to maintain our status as a REIT and to reduce any income and excise taxes that we otherwise would be required to pay and (vii) any limitations on our distributions contained in our credit or other agreements.

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

For 2016 and 2017 and for the first quarter of 2018, our board established, on a quarterly basis, in advance, the distribution amount for our common stock and for the units for each month in the quarter. The distributions for each month in the three-month period are paid in arrears on or about the fifteenth day following the completion of each respective month. For 2016, and 2017, we declared and paid the following distributions (expressed on a quarterly basis) on our common stock (dollars in thousands except per share and per unit data):

	Common Shares
	Dividends Declared and Payable per Share	Total Dividends Payable
2016
First Quarter	$0.18	$8,519
Second Quarter	0.18	8,494
Third Quarter	0.18	8,499
Fourth Quarter	0.18	12,368
2017
First Quarter	$0.18	$12,377
Second Quarter	0.18	12,391
Third Quarter	0.18	13,255
Fourth Quarter	0.18	15,097

	Operating Partnership Units
	Dividends Declared and Payable per Unit	Total Dividends Payable
2016
First Quarter	$0.18	$543
Second Quarter	0.18	531
Third Quarter	0.18	527
Fourth Quarter	0.18	523
2017
First Quarter	$0.18	$519
Second Quarter	0.18	526
Third Quarter	0.18	536
Fourth Quarter	0.18	545

We will transition to a quarterly distribution of cash dividends, effective for the first quarter of 2018.

On August 4, 2017, we entered into an At-the-Market Issuance Sales Agreement (the “ATM Sales Agreement”) with various sales agents. Pursuant to the ATM Sales Agreement, we may offer and sell shares of our common stock, $0.01 par value per share, having an aggregate offering price of up to $150 million, from time to time through the sales agents. The sales agents are entitled to compensation in an agreed amount not to exceed 2.0% of the gross sales price per share for any shares sold from time to time under the ATM Sales Agreement. We have no obligation to sell any of the shares under the ATM Sales Agreement and may at any time suspend solicitations and offers under the ATM Sales Agreement. During the year ended December 31, 2017, 1,164,900 shares were issued at an average price of $10.38 per share resulting in gross proceeds of $12.1 million. We paid commissions of approximately $0.2 million and net proceeds from the issuances were approximately $11.9 million.

Issuer Purchases of Equity Securities

During the quarter ended December 31, 2017 we repurchased 384 shares of our common stock. The table below summarizes this repurchase activity.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
10/01/2017 to 10/31/2017	384	(1)	$10.54	-	0
11/01/2017 to 11/30/2017	-		-	-	-
12/01/2017 to 12/31/2017	-		-	-	-
Total	-		$-	-	0

(1)	Represents shares of common stock withheld to cover taxes in connection with the exercise of outstanding SARS.

Equity Compensation Plan Information

The following table sets forth certain information regarding IRT’s equity compensation plans as of December 31, 2017.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights		(b) Weighted Average Exercise Price of Outstanding Options Warrants, and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a))
Equity compensation plans approved by security holders	250,000	(1)	$9.28	3,439,073	(2)
Equity compensation plans not approved by security holders	-		n/a	-
Total	250,000	(1)		3,439,073	(2)

(1)

Includes 250,000 shares of our common stock underlying SARs outstanding under the incentive award plan at December 31, 2017, or the outstanding SARs. This is the gross number of shares of our common stock with respect to which the SARs are exercisable, not the net number of such shares which would actually be issued upon any exercise. Excludes 295,847 restricted common stock awards that remained subject to forfeiture at December 31, 2017 because they are neither to be issued upon exercise of outstanding options, warrants and rights nor available for future issuance.

(2)	Assumes the reduction of the number of shares of our common stock remaining issuable under the LTIP at December 31, 2017 by the number of shares of our common stock reported in column (a).

ITEM 6.	Selected Financial Data

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

	As of and for the Years Ended December 31
	2017	2016	2015	2014	2013
Operating Data:
Total revenue	$161,216	$153,388	$109,576	$49,171	$19,943
Property operating expenses	(64,716)	(63,148)	(46,281)	(21,636)	(8,643)
Total expenses	(115,791)	(113,726)	(99,394)	(40,630)	(15,010)
Interest expense	(28,702)	(35,535)	(23,553)	(8,496)	(3,659)
Net income (loss)	31,441	(9,555)	30,156	2,944	1,274
Net income (loss) allocable to common shares	30,206	(9,801)	28,242	2,940	615
Earnings (loss) per share:
Basic	$0.41	$(0.19)	$0.78	$0.14	$0.12
Diluted	$0.41	$(0.19)	$0.78	$0.14	$0.12
Balance Sheet Data:
Investments in real estate, net	$1,420,059	$1,197,845	$1,332,377	$665,736	$174,321
Total assets	1,450,624	1,294,237	1,383,188	694,150	181,871
Total indebtedness, net	778,442	743,817	966,611	418,901	103,303
Total liabilities	804,505	765,546	993,158	431,116	106,963
Total equity	646,119	528,691	390,030	263,034	74,908

	As of and for the years ended December 31
	2017	2016	2015	2014	2013
Other Data:
Property portfolio occupancy	94.0%	94.5%	93.0%	92.7%	94.5%
Common shares outstanding	84,708,551	68,996,070	47,070,678	31,800,076	9,652,540
Limited partnership units outstanding (1)	3,011,351	2,908,949	3,154,931	1,282,449	—
Cash distributions declared per common share/unit	$0.7200	$0.7200	$0.7200	$0.7200	$0.6263

(1)	Held by persons other than IRT and its subsidiaries.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The risk factors discussed and identified in Item 1A of this report and in our other public filings with the SEC, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements. We caution you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. Except to the extent required by applicable law or regulation, we undertake no obligation to update these forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

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

We seek to acquire and operate apartment properties that:

•	have stable occupancy;

•	are located in submarkets that we do not expect will experience substantial new apartment construction in the foreseeable future;

•	in appropriate circumstances, present opportunities for repositioning or updating through capital expenditures and in turn for increased rents; and

•	present opportunities to apply tailored marketing and management strategies to attract and retain residents and enable rent increases.

We continue our focus on maximizing internal growth opportunities, including value add projects, capital recycling opportunities and the ability to raise rental rates and manage expenses to increase net operating income at our communities. We have one reportable segment in that we own, operate, manage and acquire apartment communities.

2017 was a transformative year for IRT as we continued to execute on our long-term strategic plan, acquiring 10 properties, totaling 2,340 units, for $243.6 million; refinancing our line of credit into a longer term and more flexible financing arrangement; reducing our overall leverage; recycling capital out of our class C assets and into class B assets; and reducing the effect of debt maturities and interest rates through long term loans and interest rate derivatives.

Trends That May Affect Our Business

The following trends may affect our business:

Positive Economic and Demographic Characteristics. We expect economic conditions and demographic characteristics to remain favorable for our investment strategy focused on owning apartment properties for the foreseeable future across our markets for the following reasons:

•

Positive Demographic Factors. We believe demand for rental housing will remain strong as a result of a strengthening job market and positive household formation growth. Over the past few years, population growth in our markets has grown at a higher rate than the U.S overall.

•

Low Homeownership. While both owner and rental sectors benefit from the growth in households, the rental sector is benefiting more from this trend due to the declining homeownership rate. A contributing factor is that homeownership affordability remains challenging for many households, especially for many first-time buyers.

•

Limited New Supply. Notwithstanding an increase in apartment completions across the broader apartment market, national vacancy rates remain close to historic lows. The majority of new supply remains focused on primary markets. IRT’s markets have outperformed both the regional and national markets in terms of their ability to absorb new deliveries.

Strong Employment Outlook. We believe the broader economic trends across the United States, including the Tax Cuts and Jobs Act signed in 2017, will benefit job growth for the foreseeable future.

Market Trends. We continue to believe that the Class B apartment market offers the most opportunity to consistently increase rents and is much less likely to be impacted from construction of new apartment supply.  We also believe that the Class B apartment sector has much less exposure to home ownership as we see far fewer move outs due to home purchases in our Class B portfolio as compared to our Class A portfolio.  We are experiencing some challenges in a few of our markets where new apartment properties are being delivered, impacting our occupancy and ability to drive rents, as some tenants seek out the low rental pricing typically charged by new apartment properties in lease-up.  Typically, once this supply pressure abates, occupancies and the ability to push rental rates return.

Interest rate environment. We expect interest rates to rise in 2018 as the United States Federal Reserve targets to achieve its unemployment and inflationary goals.  As a result, we expect benchmark rates for lending to rise and eventually, capitalization rates.  As of December 31, 2017, all of our debt is effectively fixed rate, using fixed rate mortgages and interest rate derivatives.  As a result, we do not expect an increase in our interest expense in 2018 from a rising interest rate environment.  However, an increase in capitalization rates may affect the pricing of properties we wish to buy or sell.

Results of Operations

Year Ended December 31, 2017 Compared to the Year Ended December 31, 2016
	SAME STORE PROPERTIES (a)				NON SAME STORE PROPERTIES				CONSOLIDATED
(Dollars in thousands)	2017	2016	Increase (Decrease)	% Change	2017	2016	Increase (Decrease)	% Change	2017	2016	Increase (Decrease)	% Change
Revenue:
Rental income	$129,015	$124,769	$4,246	3.4%	$14,458	$12,647	$1,811	14.3%	$143,473	$137,416	$6,057	4.4%
Reimbursement and other income	15,227	14,116	1,111	7.9%	1,797	1,827	(30)	-1.6%	17,024	15,943	1,081	6.8%
Total revenue	144,242	138,885	5,357	3.9%	16,255	14,474	1,781	12.3%	160,497	153,359	7,138	4.7%
Expenses:
Real estate operating expenses	57,515	56,120	1,395	2.5%	7,201	7,028	173	2.5%	64,716	63,148	1,568	2.5%
Net Operating Income	$86,727	$82,765	$3,962	4.8%	$9,054	$7,446	$1,608	21.6%	$95,781	$90,211	$5,570	6.2%

Other Income:
Property management									719	29	690	-
Total other income									719	29	690	-
Corporate and other expenses:
Property management expenses									6,006	4,847	1,159	23.9%
General and administrative expenses									9,526	10,864	(1,338)	-12.3%
Acquisition and integration expenses									1,342	43	1,299	-
Depreciation and amortization expense									34,201	34,824	(623)	-1.8%
Total corporate and other expenses									51,075	50,578	497	1.0%
Operating Income (loss)									45,425	39,662	5,763	14.5%
Interest expense									(28,702)	(35,535)	6,833	-19.2%
Interest income									89	(4)	93	-
Net gains (losses) on sale of assets									18,825	31,776	(12,951)	-40.8%
Gains (losses) on extinguishment of debt									(572)	(1,210)	638	-52.7%
Acquisition related debt extinguishment expenses									(3,624)	-	(3,624)	-
Management internalization expense									-	(44,976)	44,976	-100.0%
Gains (losses) on TSRE merger and property acquisitions									-	732	(732)	-100.0%
Net income (loss)									31,441	(9,555)	40,996	-429.1%
(Income) loss allocated to noncontrolling interests									(1,235)	(246)	(989)	402.0%
Net income (loss) available to common shares									$30,206	$(9,801)	$40,007	-408.2%

(a)	Same store portfolio consists of 42 properties, which represent 11,677 units.

Revenue

Rental Income. Rental revenue increased $6.1 million to $143.5 million for the year ended December 31, 2017 from $137.4 million for the year ended December 31, 2016. The increase was primarily attributable to a $4.2 million increase due to improved occupancy and rental rates at our same store properties and a $1.8 million increase in our non-same store portfolio.

Tenant reimbursement and other income. Tenant reimbursement and other income increased $1.1 million to $17.0 million for the year ended December 31, 2017 from $15.9 million for the year ended December 31, 2016. The increase was due to a $1.1 million increase in same store reimbursement and other income attributable to our continued focus on driving non-rental revenue and fee income.

Property management income. Property management income was $0.7 million for the year ended December 31, 2017 compared to $0.0 million for the year ended December 31, 2016. This was due to third party property management income that we received for managing properties on behalf of third parties during the current period. This service did not exist prior to our management internalization in December 2016.

Expenses

Property operating expenses. Property operating expenses increased $1.6 million to $64.7 million for the year ended December 31, 2017 from $63.1 million for the year ended December 31, 2016. The increase was primarily attributable to a $1.4 million increase in real estate operating expense in our same store portfolio.

Property management expenses. Property management expenses increased $1.2 million to $6.0 million for the year ended December 31, 2017 from $4.8 million for the year ended December 31, 2016. This increase coincides with the abovementioned increase in property management income driven by our management internalization. After our management internalization, property management expenses include costs incurred to directly support on-site management. Prior to this, property management expenses included property and construction management fees paid to our former property manager.

General and administrative expenses. General and administrative expenses decreased $1.4 million to $9.5 million for the year ended December 31, 2017 from $10.9 million for the year ended December 31, 2016. After our management internalization, general and administrative expenses included office and compensation expenses, including stock-based compensation, for our asset management and corporate employees. Prior to this, general and administrative expenses were mostly comprised of fees paid to our former advisor.

Acquisition and integration expenses. Acquisition and integration expenses were $1.3 million for the year ended December 31, 2017. These expenses primarily related to the acquisition of the HPI Portfolio.

Depreciation and amortization expense. Depreciation and amortization expense decreased $0.6 million to $34.2 million for the year ended December 31, 2017 from $34.8 million for the year ended December 31, 2016. The decrease was primarily attributable to a $3.7 million decrease of amortization expense related to intangible assets in our same store portfolio. This decrease was offset by a $3.2 million increase in depreciation and amortization expense related to our 10 acquisitions in 2017.

Interest expense. Interest expense decreased $6.8 million to $28.7 million for the year ended December 31, 2017 from $35.5 million for the year ended December 31, 2016.  The decrease was primarily due to debt reductions in 2016 when our term loan was fully repaid and our credit facility balance decreased by $121.5 million.

Net gains (losses) on sale of assets. During the year ended December 31, 2017, four multi-family properties were sold resulting in gains of $18.8 million.

Gains (losses) on extinguishment of debt. During the year ended December 31, 2017, we recognized a $0.6 million loss on the extinguishment of debt related to the partial extinguishment of our prior secured credit facility. During the year ended December 31, 2016, we recognized a $1.2 million loss on the extinguishment of the debt related to the write-off of the unamortized deferred financing costs associated with debt that was extinguished.

Acquisition related debt extinguishment expenses. Acquisition related debt extinguishment expenses were $3.6 million for the year ended December 31, 2017 due to defeasance related costs incurred in connection with the HPI Portfolio acquisitions.

Management internalization expense. During the year ended December 31, 2016, we recognized a $45.0 million loss due to our management internalization.

Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015

	SAME STORE PROPERTIES				NON SAME STORE PROPERTIES				CONSOLIDATED
(Dollars in thousands)	2016	2015	Increase (Decrease)	% Change	2016	2015	Increase (Decrease)	% Change	2016	2015	Increase (Decrease)	% Change
Revenue:
Rental income	$60,485	$58,765	$1,720	2.9%	$76,931	$39,451	$37,480	95.0%	$137,416	$98,216	$39,200	39.9%
Reimbursement and other income	7,126	6,744	382	5.7%	8,817	4,616	4,201	91.0%	15,943	11,360	4,583	40.3%
Total revenue	67,611	65,509	2,102	3.2%	85,748	44,067	41,681	94.6%	153,359	109,576	43,783	40.0%
Expenses:
Real estate operating expenses	28,914	28,492	422	1.5%	34,234	17,789	16,445	92.4%	63,148	46,281	16,867	36.4%
Net Operating Income (a)	$38,697	$37,017	$1,680	4.5%	$51,514	$26,278	$25,236	96.0%	$90,211	$63,295	$26,916	42.5%

Other Income:
Property management									29	-	29	-
Total other income									29	-	29	-
Corporate and other expenses:
Property management expenses									4,847	3,674	1,173	31.9%
General and administrative expenses									3,422	2,177	1,245	57.2%
Asset management fees									7,442	5,613	1,829	32.6%
Acquisition and integration expenses									43	13,555	(13,512)	-99.7%
Depreciation and amortization expense									34,824	28,094	6,730	24.0%
Total corporate and other expenses									50,578	53,113	(2,535)	-4.8%
Operating Income (loss)									39,662	10,182	29,480	289.5%
Interest expense									(35,535)	(23,553)	(11,982)	50.9%
Interest income									(4)	19	(23)	-121.1%
Net gains (losses) on sale of assets									31,776	6,412	25,364	-
Gains (losses) on extinguishment of debt									(1,210)	-	(1,210)	-
TSRE financing extinguishment and employees and separation expenses									-	(27,508)	27,508	-
Management internalization expense									(44,976)	-	(44,976)	-
Gains (losses) on TSRE merger and property acquisitions									732	64,604	(63,872)	-98.9%
Net income (loss)									(9,555)	30,156	(39,711)	-131.7%
(Income) loss allocated to noncontrolling interests									(246)	(1,914)	1,668	-87.1%
Net income (loss) available to common shares									$(9,801)	$28,242	$(38,043)	-134.7%

(a)	Same store portfolio consists of 22 properties, which represent 6,451 units.

Revenue

Rental Income. Rental revenue increased $39.2 million to $137.4 million for the year ended December 31, 2016 from $98.2 million for the year ended December 31, 2015. The increase was primarily attributable to $45.0 million of rental income from the acquisition of 20 properties during the year ended December 31, 2015 present for a full year of operations in 2016, and an increase of $1.7 million due to improved occupancy and rental rates at our same store properties. The increase was partially offset by a decrease of $8.0 million of rental income related to four properties that were disposed of and not present for a full year of operations in 2016.

Tenant reimbursement and other income. Tenant reimbursement and other income increased $4.5 million to $15.9 million for the year ended December 31, 2016 from $11.4 million for the year ended December 31, 2015. The increase was primarily attributable to $4.9 million of tenant reimbursement and other income from the acquisition of 20 properties during the year ended December 31, 2015 present for a full year of operations in 2016, and an increase of $0.4 million of tenant reimbursement and other income in our same store portfolio. The increase was partially offset by a decrease of $0.9 million of tenant reimbursement and other income related to four properties that were disposed of and not present for a full year of operations in 2016.

Expenses

Property operating expenses. Property operating expenses increased $16.8 million to $63.1 million for the year ended December 31, 2016 from $46.3 million for the year ended December 31, 2015. The increase was primarily attributable to $19.6 million of real estate operating expense from the acquisition of 20 properties during the year ended December 31, 2015 present for a full year of operations in 2016, and an increase of $0.4 million of real estate operating expense in our same store portfolio. This increase was partially offset by a decrease of $3.4 million of real estate operating expenses related to four properties that were disposed of and not present for a full year of operations in 2016.

Property management expenses. Property management expenses increased $1.1 million to $4.8 million for the year ended December 31, 2016 from $3.7 million for the year ended December 31, 2015. The increase was primarily attributable to $1.5 million of property management expense from the acquisition of 20 properties during the year ended December 31, 2015 present for a full year of operations in 2016. The increase was partially offset by a decrease of $0.3 million of property management expense related to four properties that were disposed of and not present for a full year of operations in 2016.

 General and administrative expenses. General and administrative expenses increased $1.2 million to $3.4 million for the year ended December 31, 2016 from $2.2 million for the year ended December 31, 2015. This was primarily due to an increase of $0.7 million of stock based compensation and $0.5 million of professional fees for the year ended December 31, 2016 compared to the year ended December 31, 2015.

Asset management fees. Asset management fees increased $1.8 million to $7.4 million for the year ended December 31, 2016 from $5.6 million for the year ended December 31, 2015. The increase was primarily due to the growth of our portfolio of real estate properties which occurred in 2015 and the related capital used to complete the acquisitions as well as the offering that was completed in October 2016.  Additionally, as part of the TSRE merger in September 2015, we changed the structure of our advisory contract with RAIT.  Through September 30, 2015, the asset management fees payable to RAIT were calculated as 75 basis points of our average gross real estate assets, with an incentive fee due equal to 20% of any excess core FFO over a 7% core FFO return.  As of October 1, 2015, the fee structure became a base fee of 1.5% of cumulative equity with an incentive fee equal to 20% of CORE FFO in excess of $0.20 per share. We terminated the advisory agreement requiring us to pay these asset management fees on December 20, 2016 in connection with the management internalization.

Acquisition and integration expenses. Acquisition and integration expenses were $13.6 million for the year ended December 31, 2015. These expenses primarily related to the TSRE merger in which we acquired 19 properties in 2015.

Depreciation and amortization expense. Depreciation and amortization expense increased $6.7 million to $34.8 million for the year ended December 31, 2016 from $28.1 million for the year ended December 31, 2015. The increase was primarily attributable to $11.5 million of depreciation and amortization expense from the acquisition of 20 properties during the year ended December 31, 2015 present for a full year of operations in 2016. The increase was partially offset by a decrease of $1.9 million of depreciation and amortization expense related to four properties that were disposed of and not present for a full year of operations in 2016 and by a decrease of $3.3 million of amortization expense in our same store portfolio.

Interest expense. Interest expense increased $11.9 million to $35.5 million for the year ended December 31, 2016 from $23.6 million for the year ended December 31, 2015.  The increase was primarily attributable to $7.8 million of additional interest expense on debt obtained in connection with the TSRE merger that was present for a full year of operation in 2016, and $6.7 million attributable to additional debt obtained on properties acquired during the year ended December 31, 2015 and present for a full year of operations in 2016. The increase was partially offset by a decrease of $1.6 million of interest expense related to four properties that were disposed of and not present for a full year of operation in 2016 and by a decrease of $1.1 million of interest expense related to the loan payoff of our Oklahoma City portfolio of properties.

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

Non-GAAP Financial Measures

Funds from Operations and Core Funds from Operations

We believe that FFO and Core FFO, or CFFO, each of which is a non-GAAP financial measure, are additional appropriate measures of the operating performance of a REIT and us in particular. We compute FFO in accordance with the standards established by the National Association of Real Estate Investment Trusts, or NAREIT, as net income or loss allocated to common shares (computed in accordance with GAAP), excluding real estate-related depreciation and amortization expense, gains or losses on sales of real estate and the cumulative effect of changes in accounting principles.

CFFO is a computation made by analysts and investors to measure a real estate company’s operating performance by removing the effect of items that do not reflect ongoing property operations, including stock compensation expense, depreciation and amortization of other items not included in FFO, amortization of deferred financing costs, acquisition and integration expenses, other non-operating gains or losses related to items such as defeasance costs we incur when we sell a property subject to secured debt, asset sales, debt extinguishments, acquisition related debt extinguishment expenses, gains on the TSRE merger, and management internalization expenses, from the determination of FFO. IRT incurs acquisition expenses in connection with acquisitions of real estate properties and expenses those costs when incurred in accordance with GAAP. As these expenses are one-time and reflective of investing activities rather than operating performance, IRT adds back these costs to FFO in determining CFFO.

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

 Set forth below is a reconciliation of net income (loss) to FFO and Core FFO for the years ended December 31, 2017, 2016 and 2015 (in thousands, except share and per share information):

	For the Year Ended December 31, 2017		For the Year Ended December 31, 2016		For the Year Ended December 31, 2015
	Amount	Per Share (1)	Amount	Per Share (1)	Amount	Per Share (1)
Funds From Operations:
Net income (loss)	$31,441	$0.41	$(9,555)	$(0.17)	$30,156	$0.79
Adjustments:
Real estate depreciation and amortization	34,097	0.45	34,824	0.63	28,094	0.75
Net (gains) losses on sale of assets	(23,076)	(0.30)	(31,776)	(0.58)	(6,412)	(0.17)
Funds From Operations	$42,462	$0.56	$(6,507)	$(0.12)	$51,838	$1.37
Core Funds From Operations:
Funds From Operations	$42,462	$0.56	$(6,507)	$(0.12)	$51,838	$1.37
Adjustments:
Stock-based compensation	1,967	0.02	1,222	0.02	495	0.01
Amortization of deferred financing costs	1,469	0.02	3,064	0.06	1,483	0.04
Acquisition and integration expenses	1,342	0.02	43	-	13,555	0.36
Other depreciation and amortization	104	-
Other expense (income)	(94)	-
(Gains) losses on extinguishment of debt	572	0.01	1,210	0.02	-	-
Defeasance costs included in net gains (losses) on sale of assets	4,251	0.06
Management internalization expense	-	-	44,976	0.82	-	-
Acquisition related debt extinguishment expenses	3,624	0.04
TSRE financing extinguishment and employee separation expenses	-	-	-	-	27,508	0.72
(Gains) losses on TSRE merger and property acquisitions	-	-	(732)	(0.01)	(64,604)	(1.70)
Core Funds From Operations	$55,697	$0.73	$43,276	$0.79	$30,275	$0.80

(1)	Based on 76,291,465, 55,092,382 and 37,968,183 weighted average shares and units outstanding for the years ended December 31, 2017, 2016, and 2015, respectively.

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

We review our same store properties or portfolio at the beginning of each calendar year.  Properties are added into the same store portfolio if they were owned at the beginning of the previous year.  Properties that have been sold or classified as held for sale are excluded from the same store portfolio. The current same store portfolio is comprised of properties owned as of January 1, 2016. As such, the table below does not include results for the year ended December 31, 2015 (in thousands).

	Three-Months Ended December 31 (a)			Twelve-Months Ended December 31 (a)
	2017	2016	% change	2017	2016	% change
Revenue:
Rental income	$32,428	$31,456	3.1%	$129,015	$124,769	3.4%
Reimbursement and other income	3,714	3,476	6.8%	15,227	14,116	7.9%
Total revenue	36,142	34,932	3.5%	144,242	138,885	3.9%
Operating Expenses:
Real estate taxes	4,447	4,193	6.1%	17,600	17,038	3.3%
Property insurance	768	796	-3.5%	3,116	3,050	2.2%
Personnel expenses	3,389	3,376	0.4%	13,845	13,414	3.2%
Utilities	2,205	2,235	-1.3%	8,904	8,775	1.5%
Repairs and maintenance	1,035	1,194	-13.3%	5,152	5,010	2.8%
Contract services	1,040	1,029	1.1%	4,247	4,283	-0.8%
Advertising expenses	458	395	15.9%	1,619	1,593	1.6%
Other expenses	876	703	24.6%	3,032	2,957	2.5%
Total operating expenses	14,218	13,921	2.1%	57,515	56,120	2.5%
Net operating income	$21,924	$21,011	4.3%	$86,727	$82,765	4.8%
NOI Margin	60.7%	60.1%	0.6%	60.1%	59.6%	0.5%
Average Occupancy	94.7%	93.7%	1.0%	94.6%	93.8%	0.8%
Average effective monthly rent, per unit	$1,021	$998	2.3%	$1,015	$987	2.8%
Reconciliation of Same-Store Net Operating Income to Net Income (loss)
Same-store portfolio net operating income (a)	$21,924	$21,011		$86,727	$82,765
Non same-store net operating income	3,773	1,431		9,054	7,446
Property management income	140	29		719	29
Property management expenses	(1,696)	(1,137)		(6,006)	(4,847)
General and administrative expenses	(2,398)	(2,790)		(9,526)	(10,864)
Acquisition and integration expenses	(386)	(6)		(1,342)	(43)
Depreciation and amortization	(9,912)	(7,897)		(34,201)	(34,824)
Interest expense	(7,129)	(7,720)		(28,702)	(35,535)
Other income (expense)	94	(2)		89	(4)
Net gains (losses) on sale of assets	2,952	3		18,825	31,776
Gains (losses) on extinguishment of debt	—	(652)		(572)	(1,210)
Acquisition related debt extinguishment expenses	(843)	—		(3,624)	-
Management internalization expense	—	(44,976)		-	(44,976)
Gains (losses) on TSRE merger	—	—		-	732
Net income (loss)	$6,519	$(42,706)		$31,441	$(9,555)

(a)	Same store portfolio for the three and twelve months ended December 31, 2017 and 2016 includes 42 properties which represent 11,677 units.

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

We intend to meet these liquidity requirements primarily through:

•	the use of our cash and cash equivalent balance of $10.0 million as of December 31, 2017;
•	existing and future financing secured directly or indirectly by the apartment properties in our portfolio;
•	cash generated from operating activities;
•	net cash proceeds from property sales implementing our capital recycling strategy and other sales;
•	proceeds from the sale of our common stock; and
•	if required, proceeds from future borrowings and offerings.

As previously disclosed in prior reports, we determined that the strategic long term benefits of the TSRE merger justified exceeding our historical leverage limits, defined as having total indebtedness of no more than approximately 65% of the combined initial purchase price of all of the properties in our portfolio.  Also, as previously disclosed, following the completion of the TSRE merger, we have instituted a strategy, which we refer to as our capital recycling strategy, seeking to reduce IRT’s leverage ratio over time by using the proceeds from sales of properties which are outside our core geographic footprint in the Southeastern United States or which we believe have limited potential for further improvements to their operating results to repay a portion of our indebtedness.  We have successfully continued to implement our capital recycling strategy, which began in 2015, to reduce our leverage and reduce our exposure to short term indebtedness. By December 31, 2017, our leverage had decreased with debt to gross assets declining from 64% historically to 50.2%.

•	We have sold four targeted properties for $86.8 million, in the aggregate, generating net cash proceeds of $44.1 million, in the aggregate, after costs and repayment of property specific financing.
•

On May 1, 2017, we closed on a new $300 million unsecured credit facility, refinancing and terminating the previous secured credit facility. The new facility is comprised of a $50 million term loan and a revolving commitment of up to $250 million. The maturity date on the new term loan is May 1, 2022, and the maturity date on borrowings outstanding under the revolving commitment is May 1, 2021, extending the September 17, 2018 maturity of the previous secured credit facility. Based on our current leverage levels, our annual interest cost is LIBOR plus 145 basis points under the term loan and LIBOR plus 150 basis points for borrowings outstanding under the revolving commitments, an annual savings of approximately 35 to 40 basis points from our previous secured credit facility.

•

On September 11, 2017, we issued 12,500,000 shares of our common stock at a public offering price of $9.25 per share. We also closed on the underwriters’ option to purchase an additional 1,875,000 shares of common stock at the public offering price. As a result of the offering and exercise or the underwriters’ option, we received approximately $126.1 million in net proceeds, after deducting the underwriting discount and offering expenses.

•

On November 20, 2017, we entered into a loan agreement for a $100 million unsecured term loan that will mature in November 2024. The proceeds from this loan were used to reduce borrowings outstanding under the revolving portion of our unsecured credit facility. In connection with this agreement, we purchased a collar that caps LIBOR at 2.00% and is subject to a floor on LIBOR at 1.25% during the entire term of this loan.
•

On August 4, 2017, we entered into an At-the-Market Issuance Sales Agreement (the “ATM Sales Agreement”) with various sales agents. Pursuant to the ATM Sales Agreement, we may offer and sell shares of our common stock, $0.01 par value per share, having an aggregate offering price of up to $150 million, from time to time through the sales agents. The sales agents are entitled to compensation in an agreed amount not to exceed 2.0% of the gross sales price per share for any shares sold from time to time under the ATM Sales Agreement. We have no obligation to sell any of the shares under the ATM Sales Agreement and may at any time suspend solicitations and offers under the ATM Sales Agreement. During the year ended December 31, 2017, 1,164,900 shares were issued at an average price of $10.38 per share resulting in net proceeds of $12.1 million. We paid commissions of approximately $0.2 million and net proceeds from the issuances were approximately $11.9 million

Cash Flows

As of December 31, 2017 and 2016, we maintained cash and cash equivalents of approximately $10.0 million and $20.9 million, respectively. Our cash and cash equivalents were generated from the following activities (dollars in thousands):

	For the Years Ended December 31
	2017	2016	2015
Cash flow from operating activities	$54,324	$(7,533)	$18,725
Cash flow from investing activities	(190,825)	27,779	(153,466)
Cash flow from financing activities	125,594	(37,655)	158,279
Net change in cash and cash equivalents	(10,907)	(17,409)	23,538
Cash and cash equivalents at beginning of period	20,892	38,301	14,763
Cash and cash equivalents at end of period	$9,985	$20,892	$38,301

Our cash inflow from operating activities during the year ended December 31, 2017 was primarily driven by ongoing operations of our properties.  Our cash outflow from operating activities during the year ended December 31, 2016 was related to the cost of our management internalization partially offset by ongoing operations of our properties.

Our cash outflow from investing activities during the year ended December 31, 2017 was primarily driven by $220.3 million of outflows related to ten property acquisitions. This was partially offset by $44.5 million of inflows related to four property sales. Our cash inflow from investing activities during the year ended December 31, 2016 was primarily due to the disposition of three properties.

Our cash inflow from financing activities during the year ended December 31, 2017 was primarily driven by $137.4 million of inflows related to the issuance of common stock.  Our cash outflow from financing activities during the year ended December 31, 2016 was primarily due to repayments of mortgage indebtedness and the interim facility with proceeds from the three property dispositions.

As a REIT, we evaluate our dividend coverage based on our cash flow from operating activities, excluding acquisition and integration expenses and changes in other assets and liabilities. During the year ended December 31, 2017, we paid distributions to our common stockholders and non-controlling interests of $54.4 million and generated cash flows from operating activities, before acquisition and integration expenses, management internalization expense and changes in working capital of $55.8 million.

Capitalization

Refer to Item 8, Financial Statements and Supplementary Data, Note 4: Indebtedness and Note 6: Stockholder Equity and Non-Controlling Interest, for information regarding our capitalization.

 Contractual Commitments

The table below summarizes our contractual obligations as of December 31, 2017 (dollars in thousands):

	Payment due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Principal payments on outstanding debt obligations	$784,640	$3,251	$12,271	$280,360	$488,758
Interest payments on outstanding debt obligations (1)	156,619	27,869	55,205	42,989	30,556
Operating lease obligations	607	285	322	—	—
Total	$941,866	$31,405	$67,798	$323,349	$519,314

(1)

Our senior credit facility and $50 million term loan assumes a 30-day LIBOR rate of 1.495% as of December 18, 2017. Our $100 million term loan assumes a 30-day LIBOR rate of 1.51113% as of December 20, 2017.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements during the year ended December 31, 2017 that have or are likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resource that is material to our interests.

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

Share-Based Compensation

We account for stock-based compensation in accordance with FASB ASC Subtopic 505-50, “Equity - Equity Payments to Non-Employees” and FASB ASC Topic 718, “Compensation - Stock Compensation”. We did not have any employees prior to December 20, 2016 and therefore accounted for share-based compensation as nonemployee awards. Stock-based compensation cost is measured at the grant date based on the fair value of the award and revalued at the end of each accounting period. The expense is recognized over the requisite service period, which is the vesting period. Any share-based compensation awards granted to employees are measured based on the grant-date fair value of the award and we record compensation expense for the entire award on a straight line basis, over the related vesting period, for the entire award.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. We may be exposed to interest rate changes primarily as a result of long-term debt used to maintain liquidity, fund capital expenditures and expand our real estate investment portfolio and operations. Market fluctuations in real estate financing may affect the availability and cost of funds needed to expand our investment portfolio. In addition, restrictions upon the availability of real estate financing or high interest rates for real estate loans could adversely affect our ability to dispose of real estate in the future. We seek to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. We are and may in the future use derivative financial instruments to hedge exposures to changes in interest rates on loans secured by our assets. The market risk associated with interest-rate contracts is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken. With regard to variable rate financing, we assess our interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. We maintain risk management control systems to monitor interest rate cash flow risk attributable to both our outstanding and forecasted debt obligations as well as our potential offsetting hedge positions. While this hedging strategy is designed to minimize the impact on our net income and funds from operations of changes in interest rates, the overall returns on any investment in our securities may be reduced. We currently have limited exposure to financial market risks.

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

As of December 31, 2017, our only interest rate sensitive assets or liabilities related to our principal amount of $784.6 million of outstanding indebtedness, of which $580.6 million was fixed rate and $204.0 million was floating rate, a float-to-fixed interest rate swap with a notional amount of $150.0 million and a float-to-fixed interest rate swap with a notional amount of $100.0 million. As of December 31, 2016, our only interest rate sensitive assets or liabilities related to our principal amount of $750.2 million of outstanding indebtedness, of which $600.2 million was fixed rate and $150.0 million was floating rate, an individual interest rate cap with a notional amount of $200.0 million and a float-to-fixed interest rate swap with a notional amount of $150.0 million. We monitor interest rate risk routinely and seek to minimize the possibility that a change in interest rates would impact the interest incurred and our cash flows. To mitigate such risk, we may use interest rate derivative contracts. As of December 31, 2017 and 2016, the fair value of our fixed-rate indebtedness was $564.3 million and $588.5 million, respectively. The fair value of our fixed rate indebtedness was estimated using a discounted cash flow analysis utilizing rates that we believe a market participant would expect to pay for debt of a similar type and remaining maturity as if the debt was originated at December 31, 2017 and 2016, respectively. As we expect to remain obligated on our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations.

As of December 31, 2017 and 2016, our interest rate cap had an insignificant asset fair value.  The fair value of our interest rate cap was estimated using a discounted cash flow analysis based on forward interest rate curves and implied volatilities applicable to the individual caplets.  The interest rate cap has been excluded from the table below as its impact to our interest rate risk under the scenarios presented in the table is insignificant.

As of December 31, 2017, our interest rate swap and interest rate collars had a combined asset fair value of $7.3 million.  The fair values of our interest rate swap and interest rate collar were estimated using a discounted cash flow analysis based on forward interest rate curves.  The impact of the interest rate swap and interest rate collar have been included in the table below.

The following table summarizes our indebtedness, and the impact to interest expense for a 12-month period, and the change in the net fair value of our indebtedness assuming an instantaneous increase or, subject to note (b) below, decrease of 100 basis points in the LIBOR interest rate curve (dollars in thousands):

	Liabilities Subject to Interest Rate Sensitivity (a)	100 Basis Point Increase		100 Basis Point Decrease
Interest expense from variable-rate indebtedness	$159,690	$781	(b)	$(417)	(b)
Fair value of fixed-rate indebtedness	564,333	(28,253)		29,998

(a)   Unpaid balance of variable-rate indebtedness as of December 31, 2017 is shown. Fair value of fixed-rate indebtedness as of December 31, 2017 is shown.

(b)   Libor is capped at 2.00% with a 1.25% floor due to our interest rate collar we purchased in 2017.

ITEM 8.	Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

OF INDEPENDENCE REALTY TRUST, INC.

(A Maryland Corporation)

Report of Independent Registered Public Accounting Firm

To the stockholders and board of directors

Independence Realty Trust, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Independence Realty Trust, Inc. and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the years in the three year period ended December 31, 2017, and the related notes and financial statement schedule III (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 23, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2014.

Philadelphia, Pennsylvania

February 23, 2018

Report of Independent Registered Public Accounting Firm

To the stockholders and board of directors

Independence Realty Trust, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Independence Realty Trust, Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes and financial statement schedule III (collectively, the “consolidated financial statements”), and our report dated February 23, 2018 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ KPMG LLP

Philadelphia, Pennsylvania

February 23, 2018

Independence Realty Trust, Inc. and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands, except share and per share data)

	As of December 31, 2017	As of December 31, 2016
ASSETS:
Investments in real estate:
Investments in real estate, at cost	$1,504,156	$1,249,356
Accumulated depreciation	(84,097)	(51,511)
Investments in real estate, net	1,420,059	1,197,845
Real estate held for sale (see Note 4)	-	60,786
Cash and cash equivalents	9,985	20,892
Restricted cash	4,634	5,518
Accounts receivable and other assets	7,556	5,211
Derivative assets	7,291	3,867
Intangible assets, net of accumulated amortization of $1,511 and $0, respectively	1,099	118
Total Assets	$1,450,624	$1,294,237
LIABILITIES AND EQUITY:
Indebtedness, net of unamortized discount and deferred financing costs of $6,198 and $6,371, respectively	$778,442	$743,817
Accounts payable and accrued expenses	17,216	14,028
Accrued interest payable	249	491
Dividends payable	5,245	4,297
Other liabilities	3,353	2,913
Total Liabilities	804,505	765,546
Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized, 0 and 0 shares issued and outstanding, respectively	-	-
Common stock, $0.01 par value; 300,000,000 shares authorized, 84,708,551 and 68,996,070 shares issued and outstanding, including 295,847 and 281,005 unvested restricted common share awards, respectively	846	690
Additional paid in capital	703,849	564,633
Accumulated other comprehensive income (loss)	4,626	3,683
Retained earnings (accumulated deficit)	(85,221)	(62,181)
Total stockholders’ equity	624,100	506,825
Noncontrolling interests	22,019	21,866
Total Equity	646,119	528,691
Total Liabilities and Equity	$1,450,624	$1,294,237

The accompanying notes are an integral part of these consolidated financial statements

Independence Realty Trust, Inc. and Subsidiaries

Consolidated Statements of Operations

(Dollars in thousands, except share and per share information)

	For the Years Ended December 31,
	2017	2016	2015
REVENUE:
Rental income	$143,473	$137,416	$98,216
Tenant reimbursement income	5,719	5,587	4,401
Other property income	11,305	10,356	6,959
Property management and other income	719	29	-
Total revenue	161,216	153,388	109,576
EXPENSES:
Property operating expenses	64,716	63,148	46,281
Property management expenses	6,006	4,847	3,674
General and administrative expenses	9,526	10,864	7,790
Acquisition and integration expenses	1,342	43	13,555
Depreciation and amortization expense	34,201	34,824	28,094
Total expenses	115,791	113,726	99,394
Operating income	45,425	39,662	10,182
Interest expense	(28,702)	(35,535)	(23,553)
Other income (expense)	89	(4)	19
Net gains (losses) on sale of assets	18,825	31,776	6,412
TSRE financing extinguishment and employee separation expenses	-	-	(27,508)
Gain (loss) on extinguishment of debt	(572)	(1,210)	-
Acquisition related debt extinguishment expenses	(3,624)	-	-
Management internalization expense	-	(44,976)	-
Gains (losses) on TSRE merger and property acquisitions	-	732	64,604
Net income (loss):	31,441	(9,555)	30,156
(Income) loss allocated to noncontrolling interest	(1,235)	(246)	(1,914)
Net income (loss) allocable to common shares	$30,206	$(9,801)	$28,242
Earnings (loss) per share:
Basic	$0.41	$(0.19)	$0.78
Diluted	$0.41	$(0.19)	$0.78
Weighted-average shares:
Basic	73,338,219	52,182,427	36,153,673
Diluted	73,599,869	52,182,427	36,160,274

The accompanying notes are an integral part of these consolidated financial statements.

Independence Realty Trust, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(Dollars in thousands)

	For the Years Ended December 31,
	2017	2016	2015
Net income (loss)	$31,441	$(9,555)	$30,156
Other comprehensive income (loss):
Change in fair value of interest rate hedges	845	3,354	(8)
Realized (gains) losses on interest rate hedges reclassified to earnings	107	492	—
Total other comprehensive income	952	3,846	(8)
Comprehensive income (loss) before allocation to noncontrolling interests	32,393	(5,709)	30,148
Allocation to noncontrolling interests	(1,244)	(401)	(1,914)
Comprehensive income (loss) allocable to common shares	$31,149	$(6,110)	$28,234

The accompanying notes are an integral part of these consolidated financial statements.

Independence Realty Trust, Inc. and Subsidiaries

Consolidated Statements of Equity (Dollars in thousands, except share and per share data)

	Preferred Shares	Par Value Preferred Shares	Common Shares	Par Value Common Shares	Additional Paid In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance, January 1, 2015	-	$-	31,800,076	$318	$267,683	$-	$(16,728)	$251,273	$11,761	$263,034
Net income (loss)	-	-	-	-	-	-	28,242	28,242	1,914	30,156
Distribution to noncontrolling interest declared	-	-	-	-	-	-	-	-	(1,300)	(1,300)
Common dividends declared	-	-	-	-	-	-	(26,014)	(26,014)	-	(26,014)
Other comprehensive income	-	-	-	-	-	(8)	-	(8)	-	(8)
Issuance of noncontrolling interests	-	-	-	-	-	-	-	-	13,998	13,998
Conversion of noncontrolling interest to common shares	-	-	52,933	-	493	-	-	493	(493)	-
Issuance of common shares, net	-	-	15,105,669	152	109,516	-	-	109,668	-	109,668
Stock compensation expense	-	-	112,000	1	495	-	-	496	-	496
Balance, December 31, 2015	-	$-	47,070,678	$471	$378,187	$(8)	$(14,500)	$364,150	$25,880	$390,030
Net income (loss)	-	-	-	-	-	-	(9,801)	(9,801)	246	(9,555)
Common dividends declared	-	-	-	-	-	-	(37,880)	(37,880)	-	(37,880)
Other comprehensive income	-	-	-	-	-	3,691		3,691	155	3,846
Stock compensation expense	-	-	228,000	2	1,220	-	-	1,222	-	1,222
Common share activity related to equity compensation	-	-	(28,869)	-	(143)	-	-	(143)	-	(143)
Conversion of noncontrolling interest to common shares	-	-	245,980	2	2,288	-	-	2,290	(2,290)	0
Issuance of common shares, net	-	-	28,750,000	288	245,164	-	-	245,452	-	245,452
Repurchase of common shares	-	-	(7,269,719)	(73)	(62,083)	-	-	(62,156)	-	(62,156)
Distribution to noncontrolling interest declared	-	-	-	-	-	-	-	-	(2,125)	(2,125)
Balance, December 31, 2016	-	$-	68,996,070	$690	$564,633	$3,683	$(62,181)	$506,825	$21,866	$528,691
Net income (loss)	-	-	-	-	-	-	30,206	30,206	1,235	31,441
Common dividends declared	-	-	-	-	-	-	(53,246)	(53,246)	-	(53,246)
Other comprehensive income	-	-	-	-	-	943	-	943	9	952
Stock compensation expense	-	-	168,010	1	1,967	-	-	1,968	-	1,968
Repurchase of shares related to equity award tax withholding	-	-	(59,631)	(1)	(568)	-	-	(569)	-	(569)
Conversion of noncontrolling interest to common shares	-	-	64,202	1	619	-	-	620	(620)	-
Issuance of common shares, net	-	-	15,539,900	155	137,198	-	-	137,353	-	137,353
Issuance of noncontrolling interests	-	-	-	-	-	-	-	-	1,654	1,654
Distribution to noncontrolling interest declared	-	-	-	-	-	-	-	-	(2,125)	(2,125)
Balance, December 31, 2017	-	$-	84,708,551	$846	$703,849	$4,626	$(85,221)	$624,100	$22,019	$646,119

Independence Realty Trust, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Dollars in thousands)

	For the Years Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net income (loss)	$31,441	$(9,555)	$30,156
Adjustments to reconcile net income to cash flow from operating activities:
Depreciation and amortization	34,201	34,824	28,094
Amortization of deferred financing costs, net	1,464	2,757	389
Stock compensation expense	1,968	1,222	495
Net (gains) losses on sale of assets	(18,825)	(31,776)	(6,412)
Net (gains) losses on extinguishment of debt	572	1,210	-
Acquisition related debt extinguishment expenses	3,624	-	-
TSRE financing extinguishment expenses	-	-	23,219
(Gains) losses on TSRE merger and property acquisitions	-	(732)	(64,604)
Changes in assets and liabilities:
Accounts receivable and other assets	(1,267)	(477)	5,570
Accounts payable and accrued expenses	1,578	(4,328)	3,362
Accrued interest payable	(242)	(715)	1,060
Other liabilities	(190)	37	(2,604)
Net cash provided by (used in) operating activities	54,324	(7,533)	18,725
Cash flows from investing activities:
Acquisition of real estate properties	(220,254)	-	(24,746)
Disposition of real estate properties	44,474	39,690	17,524
Acquisition of advisory and management contracts	-	(143)	-
TSRE merger, net of cash acquired	-	-	(137,096)
Capital expenditures	(14,370)	(10,663)	(8,941)
Deposits paid for future acquisitions	(1,617)	(1,000)	-
(Increase) decrease in restricted cash	942	(105)	(207)
Cash flow provided by (used in) investing activities	(190,825)	27,779	(153,466)
Cash flows from financing activities:
Proceeds from issuance of common stock	137,353	245,309	(188)
Payments related to repurchase of common stock	-	(62,156)	-
TSRE financing extinguishment expenses	-	-	(23,219)
Proceeds from unsecured credit facility and term loan	199,690	103,501	391,500
Credit facility repayments	(145,685)	(345,001)	(239,511)
Proceeds from mortgage	-	105,980	97,225
Mortgage principal repayments	(2,654)	(45,088)	(33,240)
Payments for deferred financing costs	(2,089)	(1,485)	(7,998)
Distributions on common stock	(52,304)	(36,575)	(25,103)
Distributions to noncontrolling interests	(2,119)	(2,140)	(1,187)
Payment for interest rate collar	(2,405)	-	-
Payments related to extinguishment of debt on acquisitions	(3,624)	-	-
Repurchase of shares related to equity award tax withholding	(569)	-	-
Net cash provided by (used in) financing activities	125,594	(37,655)	158,279
Net change in cash and cash equivalents	(10,907)	(17,409)	23,538
Cash and cash equivalents, beginning of period	20,892	38,301	14,763
Cash and cash equivalents, end of the period	$9,985	$20,892	$38,301
Supplemental cash flow information:
Cash paid for interest	$27,368	$33,034	$22,105
Supplemental disclosure of noncash investing and financing activities:
Decrease in noncontrolling interest from conversion of common limited partnership units to shares of common stock	$620	$2,290	$493
Distributions declared but not paid	$5,245	$4,297	$3,006
Value of common stock issued	$-	$-	$109,857
Value of limited partnership units issued in acquisitions	$1,654	$-	$13,998
Mortgage debt assumed	$18,977	$-	$121,885

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of December 31, 2017

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

NOTE 2: Summary of Significant Accounting Policies

a. Basis of Presentation

The consolidated financial statements have been prepared by management in accordance with generally accepted accounting principles in the United States, or GAAP.  In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our consolidated financial position and consolidated results of operations and cash flows are included.

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

e. Restricted Cash

Restricted cash includes tenant escrows and our funds held by lenders to fund certain expenditures or to be released at our discretion upon the occurrence of certain pre-specified events. As of December 31, 2017 and 2016, we had $4,634 and $5,518, respectively, of restricted cash.

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of December 31, 2017

(Dollars in thousands, except share and per share data)

f. Accounts Receivable and Allowance for Bad Debts

We make estimates of the collectability of our accounts receivable related to base rents, expense reimbursements and other revenue. We analyze accounts receivable and historical bad debt levels, tenant credit worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. In addition, tenants experiencing financial difficulties are analyzed and estimates are made in connection with expected uncollectible receivables. Our reported operating results are affected by management’s estimate of the collectability of accounts receivable. For the years ended December 31, 2017, 2016, and 2015, we recorded bad debt expense of $870, $975, and $746, respectively.

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

Allocation of Purchase Price of Acquired Assets

We account for acquisitions of properties that meet the definition of a business pursuant to Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 805, “Business Combinations”. The fair value of the real estate acquired is allocated to the acquired tangible assets, generally consisting of land, building, and identified intangible assets and liabilities based in each case on their fair values. Purchase accounting is applied to assets and liabilities associated with the real estate acquired. Transaction costs and fees incurred related to acquisition are expensed as incurred. Transaction costs and fees incurred related to the financing of an acquisition are capitalized and amortized over the life of the related financing.

As final information regarding fair value of the assets acquired and liabilities assumed is received and estimates are refined, appropriate adjustments will be made to the purchase price allocation, in no case later than twelve months after the acquisition date.

The aggregate value of in-place leases is determined by evaluating various factors, including the terms of the leases that are in place and assumed lease-up periods.  During the year ended December 31, 2017, we acquired in-place leases with a value of $2,515 related to our acquisitions that are discussed further in NOTE 3: Investments in Real Estate.  During the year ended December 31, 2016, we did not acquire any properties and, therefore, did not acquire any in-place leases.  The value assigned to this intangible asset is amortized over the assumed lease up period, typically six months.  For the years ended December 31, 2017, 2016 and 2015 we recorded $1,536, $3,735 and $7,206 of amortization expense for intangible assets, respectively. Based on the intangible assets identified above, we expect to record amortization expense of intangible assets of $1,024 for 2018, $10 for 2019, $10 for 2020, $10 for 2021, $10 for 2022 and $35 thereafter.

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

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of December 31, 2017

(Dollars in thousands, except share and per share data)

Depreciation

Depreciation expense for real estate assets is computed using a straight-line method based on a life of 40 years for buildings and improvements and five to ten years for equipment and fixtures. For the years ended December 31, 2017, 2016 and 2015 we recorded $32,665, $31,089 and $20,888 of depreciation expense, respectively.

h. Revenue and Expenses

Rental revenues are recognized on an accrual basis when due from residents.  We primarily lease apartment units under operating leases generally with terms of one year or less. Rental payments are generally due monthly and recognized when earned.  Rental income represents gross market rent less adjustments for concessions and vacancy loss.  Tenant reimbursement income represents reimbursement from tenants for utility charges while other property income includes parking, trash, late fees, and other miscellaneous property related income.

Our portfolio of properties consists primarily of apartment communities geographically concentrated in the Southeastern United States. North Carolina, Tennessee, Kentucky, Texas, Georgia, South Carolina, and Oklahoma comprised 14.70%, 13.09%, 11.51%, 9.95%, 9.09%, 8.61%, and 7.86%, respectively, of our rental revenue for the year ended December 31, 2017. We have no single customer that accounts for 10% or more of revenue.

For the year ended December 31, 2017 and 2016, we recognized revenues of $110 and $189, respectively, related to recoveries of lost rental revenue due to natural disasters and other insurable events from our insurance providers.

For the years ended December 31, 2017, 2016 and 2015, we incurred $1,806, $1,749, and $1,399 of advertising expenses, respectively.

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

As of December 31, 2017

(Dollars in thousands, except share and per share data)

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

Fair value for certain of our Level 3 financial instruments is derived using internal valuation models. These internal valuation models include discounted cash flow analyses developed by management using current interest rates, estimates of the term of the particular instrument, specific issuer information and other market data for securities without an active market. In accordance with FASB ASC Topic 820, “Fair Value Measurements and Disclosures”, the impact of our own credit spreads is also considered when measuring the fair value of financial assets or liabilities. Where appropriate, valuation adjustments are made to account for various factors, including bid-ask spreads, credit quality and market liquidity. These adjustments are applied on a consistent basis and are based on observable inputs where available. Management’s estimate of fair value requires significant management judgment and is subject to a high degree of variability based upon market conditions, the availability of specific issuer information and management’s assumptions.

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

	December 31, 2017		As of December 31, 2016
Financial Instrument	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Cash and cash equivalents	$9,985	$9,985	$20,892	$20,892
Restricted cash	4,634	4,634	5,518	5,518
Derivative assets	7,291	7,291	3,867	3,867

Liabilities
Debt:
Unsecured credit facility	101,629	104,005	147,280	150,000
Term loan	99,105	100,000	-	-
Mortgages	577,708	564,333	596,537	588,523

j. Deferred Financing Costs

Costs incurred in connection with debt financing are deferred and classified within indebtedness and charged to interest expense over the terms of the related debt agreements, under the effective interest method.

k. Income Taxes

We have elected to be taxed as a REIT beginning with the taxable year ended December 31, 2011. Accordingly, we recorded no income tax expense for the years ended December 31, 2017, 2016 and 2015.

To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our ordinary taxable income to stockholders. As a REIT, we generally are not subject to federal income tax on taxable

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of December 31, 2017

(Dollars in thousands, except share and per share data)

income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income taxes on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders; however, we believe that we are organized and operate in such a manner as to qualify and maintain treatment as a REIT and intend to operate in such a manner so that we will remain qualified as a REIT for federal income tax purposes. For the year ended December 31, 2017, 53% of dividends were characterized as total capital gain distribution, 36% were characterized as ordinary income and 11% were characterized as return of capital.  For the year ended December 31, 2016, 93% of dividends were characterized as total capital gain distribution and 7% were characterized as ordinary income. For the year ended December 31, 2015, 17% of dividends were characterized as ordinary income and 83% were characterized as return of capital.

l. Share-Based Compensation

We account for stock-based compensation in accordance with FASB ASC Subtopic 505-50, “Equity – Equity Payments to Non-Employees” and FASB ASC Topic 718, “Compensation—Stock Compensation”. We did not have any employees prior to the management internalization on December 20, 2016 and therefore accounted for stock-based compensation as non-employee awards. Stock-based compensation cost for non-employee awards is measured at the grant date based on the fair value of the award and is revalued at the end of each accounting period. The expense is recognized over the requisite service period, which is the vesting period. Any share-based compensation awards granted to employees are measured based on the grant-date fair value of the award and we record compensation expense for the entire award on a straight-line basis, over the related vesting period.  For awards granted to nonemployees who subsequently became employees, the fair values of the awards were revalued on the date the employment status change occurred and the resulting compensation expense is recognized on a straight-line basis over the remaining vesting period, for the entire award.

m. Noncontrolling Interest

Our noncontrolling interest represents limited partnership units of our operating partnership that were issued in connection with certain property acquisitions. We record limited partnership units issued in an acquisition at their fair value on the closing date of the acquisition. The holders of the limited partnership units have the right to redeem their limited partnership units for either shares of our common stock or for cash at our discretion. As the settlement of a redemption is in our sole discretion, we present noncontrolling interest in our consolidated balance sheet within equity but separate from stockholders’ equity. Any noncontrolling interests that fail to qualify as permanent equity will be presented as temporary equity and be carried at the greater of historical cost or their redemption value.

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

In accordance with FASB ASC Topic 815, “Derivatives and Hedging”, we measure each derivative instrument (including certain derivative instruments embedded in other contracts) at fair value and record such amounts in our consolidated balance sheet as either an asset or liability.  For derivatives designated as cash flow hedges, the changes in the fair value of the effective portions of the derivative are reported in other comprehensive income and changes in the ineffective portions of cash flow hedges, if any, are recognized in earnings.  For derivatives not designated as hedges (or designated as fair value hedges), the changes in fair value of the derivative instrument are recognized in earnings.  Any derivatives that we designate in hedge relationships are done so at inception.  At inception, we determine whether or not the derivative is highly effective in offsetting changes in the designated interest rate risk associated with the identified indebtedness using regression analysis.  At each reporting period, we update our regression analysis and use the hypothetical derivative method to measure any ineffectiveness.

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of December 31, 2017

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

In August 2017, the FASB issued an accounting standard update under FASB ASC Topic 815, “Derivatives and Hedging.” The amendments in this update provide guidance about the application of the hedge accounting guidance in current GAAP based on the feedback received from preparers, auditors, and other stakeholders. As a result, the accounting for derivatives and hedging transactions could be impacted. The updated standard is effective for us on January 1, 2019 with early adoption permitted. We early adopted this update on October 1, 2017.  The adoption of this update did not have a material impact on our consolidated financial statements. In accordance with this accounting standard update, upon adoption, we revised our approach to recognizing interest expense for our interest rate swap that was designated an off-market cash flow hedge.  Rather than record interest expense based on the hypothetical derivative method with differences from actual net settlements reflected as ineffectiveness, we will record actual net settlements to interest expense adjusted for the straight-line amortization of the inception clean value of the hedging instrument over the hedge term.  The result will be that no ineffectiveness will be recorded in future periods related to our off-market interest rate swap.  Since we entered into the off-market hedging relationship in 2017, no transition entry was necessary upon adoption.

Not Yet Adopted Within these Financial Statements

In May 2014, the FASB issued an accounting standard classified under FASB ASC Topic 606, “Revenue from Contracts with Customers”. This accounting standard generally replaces existing guidance by requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This accounting standard applies to all contracts with customers, except those that are within the scope of other Topics in the FASB ASC. Subsequently, the FASB issued amendments to this accounting standard that provided further clarification. These standards amending FASB ASC Topic 606 are currently effective for annual reporting periods beginning after December 15, 2017. We adopted these accounting standard updates on January 1, 2018 using the modified retrospective approach.  A majority of our revenue is derived from real estate lease contracts, which are specifically excluded from the scope of these standards.  The portion of our revenue that is impacted by these standards, including revenue recorded within the tenant reimbursement income, other property income, and property management and other income captions of our Consolidated Statements of Operations, will be accounted for under the standards amending FASB ASC Topic 606 in a manner consistent with existing GAAP.  Therefore, the adoption of these standards will not have a material impact on our consolidated financial statements and no cumulative effect adjustment will be recorded upon adoption.

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

In August 2016, the FASB issued an accounting standard classified under FASB ASC Topic 230, “Statement of Cash Flows”.  This accounting standard provides guidance on eight specific cash flow issues: (i) debt prepayment or debt extinguishment costs; (ii) settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; (iii) contingent consideration payments made after a business combination; (iv) proceeds from the settlement of insurance claims; (v) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; (vi) distributions received from equity method investees; (vii) beneficial interests in securitization transactions; and (viii) separately identifiable cash flows and application of the predominance principle.  The amendments are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. We adopted these standards as of January 1, 2018. Management does not expect this standard to have a material impact to our consolidated statement of cash flows.

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of December 31, 2017

(Dollars in thousands, except share and per share data)

In January 2017, the FASB issued an accounting standard update under FASB ASC Topic 805, “Business Combinations” that changes the definition of a business to assist entities with evaluating whether a set of transferred assets is a business. As a result, the accounting for acquisitions of real estate could be impacted. The updated standard will be effective for us on January 1, 2018. The new definition will be applied prospectively to any transactions occurring within the period of adoption. This standard was adopted on January 1, 2018. Management expects that the updated standard will result in fewer acquisitions of real estate meeting the definition of a business and fewer acquisition-related costs being expensed in the period incurred.

In February 2017, the FASB issued an accounting standard update under FASB ASC Topic 610 “Other Income.” The amendments in this update provide guidance for partial sales of nonfinancial assets, including partial sales of real estate. Historically, GAAP contained several different accounting models to evaluate whether the transfer of certain assets qualified for sale treatment. This new standard reduces the number of potential accounting models that might apply and clarifies which model does apply in various circumstances. Partial sales of nonfinancial assets are common in the real estate industry and include transactions in which the seller retains an equity interest in the entity that owns the assets or has an equity interest in the buyer. This update is effective for interim and annual periods beginning after December 15, 2017. We adopted this standard as of January 1, 2018. While this is common in the real estate industry, we have never participated in a transaction of this nature. Taking this into consideration, management does not believe this standard will have any impact on our consolidated financial statements at the time of adoption.

In May 2017, the FASB issued an accounting standard update under FASB ASC Topic 718, “Compensation – Stock Compensation.” The amendments in this update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. As a result, the accounting for share-based payment award transactions could be impacted. The updated standard will be effective for us on January 1, 2018. The new definition will be applied prospectively to an award modified on or after the adoption date. This standard was adopted on January 1, 2018. Management does not expect this standard to have a material impact on our consolidated financial statements at the time of adoption.

NOTE 3: Investments in Real Estate

As of December 31, 2017, our investments in real estate consisted of 52 apartment properties (unaudited). The table below summarizes our investments in real estate:

	2017	2016	Depreciable Lives (In years)
Land	$193,026	$165,120	-
Building	1,279,777	1,066,611	40
Furniture, fixtures and equipment	31,353	17,625	5-10
Total investment in real estate	$1,504,156	$1,249,356
Accumulated depreciation	(84,097)	(51,511)
Investments in real estate, net	$1,420,059	$1,197,845

As of December 31, 2017 and 2016, we had investments in real estate valued at $0 and $60,786, respectively, classified as held for sale.

Acquisitions

The below table summarizes the acquisitions for the year ended December 31, 2017:

Property Name	Date of Purchase	Location	Units (unaudited)	Purchase Price
Lakes of Northdale	2/27/2017	Tampa, FL	216	$29,750
Haverford Place	5/24/2017	Lexington, KY	160	$14,240
South Terrace (1)	6/30/2017	Durham, NC	328	$42,950
Cherry Grove (2)	9/26/2017	North Myrtle Beach, SC	172	$16,157
Riverchase (2)	9/26/2017	Indianapolis, IN	216	$18,899
Kensington (2)	9/26/2017	Canal Winchester, OH	264	$24,409
Schirm Farms (2)	9/26/2017	Canal Winchester, OH	264	$23,749
Live Oak Trace (2)	10/25/2017	Baton Rouge, LA	264	$28,501
Tides at Calabash (2)	11/14/2017	Wilmington, NC	168	$14,269
Brunswick Point (2)	12/12/2017	Wilmington, NC	288	$30,661
Total			2,340	$243,585

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of December 31, 2017

(Dollars in thousands, except share and per share data)

(1)

This property was acquired from a joint venture of which our former advisor was a controlling member.  See Note 8: Related Party Transactions and Arrangements.  In conjunction with this acquisition, we issued IROP units to third parties that were members of the joint venture that owned the property.  See Note 6: Stockholder Equity and Noncontrolling Interests.

(2)

These properties were acquired as a part of our acquisition of a nine-community portfolio (the HPI Portfolio), totaling 2,353 units (unaudited), which we agreed to acquire on September 3, 2017 for a total purchase price of $228,144. In connection with the acquisition of these properties, we incurred defeasance costs totaling $3,624, which are included in Acquisition related debt extinguishment expenses within the Consolidated Statements of Operations.

The following table summarizes the aggregate fair value of the assets and liabilities associated with the properties acquired, outside of the HPI Portfolio, during the year ended December 31, 2017, on the date of acquisition, accounted for under FASB ASC Topic 805.

Description	Fair Value of Asset Acquired During the Year Ended December 31, 2017
Assets acquired:
Investments in real estate	$86,012
Accounts receivable and other assets	331
Intangible assets	928
Total assets acquired	$87,271
Liabilities assumed:
Indebtedness	$-
Accounts payable and accrued expenses	398
Accrued interest payable	-
Other liabilities	150
Total liabilities assumed	$548
Estimated fair value of net assets acquired	$86,723

The following table summarizes the aggregate fair value of the assets and liabilities associated with the HPI Portfolio properties acquired during the year ended December 31, 2017, on the date of acquisition, accounted for under FASB ASC Topic 805.

Description	Fair Value of Asset Acquired During the Year Ended December 31, 2017
Assets acquired:
Investments in real estate	$155,059
Accounts receivable and other assets	290
Intangible assets	1,587
Total assets acquired	$156,936
Liabilities assumed:
Indebtedness	$18,977
Accounts payable and accrued expenses	1,479
Accrued interest payable	-
Other liabilities	607
Total liabilities assumed	$21,063
Estimated fair value of net assets acquired	$135,873

The table below presents the revenue and net income, excluding any acquisition and defeasance costs, for the properties acquired during the year ended December 31, 2017 as reported in our consolidated financial statements.

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of December 31, 2017

(Dollars in thousands, except share and per share data)

	For the Year Ended December 31, 2017
Property	Total revenue	Net Income allocable to common shares
Lakes of Northdale	$2,603	$709
Haverford Place	1,078	302
South Terrace	2,071	379
Cherry Grove	526	140
Riverchase	533	70
Kensington	736	187
Schirm Farms	711	170
Live Oak Trace	424	108
Tides at Calabash	315	177
Brunswick Point	137	24
Total	$9,134	$2,266

The table below represents the revenue, net income and earnings per share effect of the properties acquired during the year ended December 31, 2017, as reported in our consolidated financial statements and on a pro forma basis as if the acquisition occurred on January 1, 2016. These pro forma results are not necessarily indicative of the results that actually would have occurred if the acquisition had occurred on the first day of the periods presented, nor does the pro forma financial information purport to represent the results of operations for future periods.

Description	For the Year Ended December 31, 2017	For the Year Ended December 31, 2016
Pro forma total revenue (unaudited)	$177,642	$177,412
Pro forma net income (loss) allocable to common shares (unaudited)	36,219	(3,398)
Earnings (loss) per share attributable to common shareholders:
Basic-pro forma (unaudited)	$0.49	$(0.07)
Diluted-pro forma (unaudited)	$0.49	$(0.07)

On May 1, 2015 we acquired a 236 unit (unaudited) residential community located in Indianapolis, Indiana known as Bayview Club. We acquired the property for an aggregate purchase price of $25,250 exclusive of closing costs.

On September 17, 2015 the merger with Trade Street Residential, or TSRE, closed.  As part of this merger we acquired 19 properties containing 4,989 units (unaudited). Net assets acquired was $328,240 and fair value of the consideration transferred totaled $263,636, consisting of $109,857 of common shares and $13,998 of IRT OP units, and cash consideration of $139,781. As the fair value of the net assets acquired exceeded the fair value of the consideration, we recognized a gain from a bargain purchase of $64,604.

During 2016, we received additional information regarding estimates we had made for certain accrued expenses related to our acquisition of TSRE. This information led to an increase in the fair value of the net assets we acquired of $732, which was recognized during the year ended December 31, 2016.

In January 2018, we acquired two properties, Creekside and Hartshire, that had a total of 716 units (unaudited) for a combined purchase price of $71,498. These properties were the final two remaining properties that were a part of the HPI Portfolio

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of December 31, 2017

(Dollars in thousands, except share and per share data)

acquisition. These properties were in Indianapolis, IN and Atlanta, GA. In January 2018, we also acquired The Chelsea, a 312-unit (unaudited) property in Columbus, OH, for $36,750.

Dispositions

  The below table summarizes the dispositions for the year ended December 31, 2017 and also presents each property’s contribution to net income allocable to common shares, excluding the impact of the gain on sale:

				Net income allocable to common shares
Property Name	Date of Sale	Sale Price	Gain (loss) on sale (1)	For the Year Ended December 31, 2017	For the Year Ended December 31, 2016
Copper Mill	5/5/2017	$32,000	$15,595	$548	$1,105
Heritage Trace	6/1/2017	11,600	(1,256)	240	(47)
Berkshire Square	6/9/2017	16,000	1,510	201	306
Crossings	11/28/2017	27,200	3,061	1,374	941
Total		$86,800	$18,910	$2,363	$2,305

(1)	The gain (loss) on sale for these properties is net of $4,251 of defeasance and debt prepayment premium costs. All properties were previously classified as held for sale.

The below table summarizes the dispositions for the year ended December 31, 2016 and also presents each property’s contribution to net income (loss) allocable to common shares, excluding the impact of the gain (loss) on sale:

Property Name	Date of Sale	Sale Price	Gain (loss) on sale
Cumberland Glen (1)	02/18/2016	$18,000	$2,452
Belle Creek	04/07/2016	23,000	14,191
Tresa	05/05/2016	47,000	15,142
Total		$88,000	$31,785
(1)	Gain (loss) on sale related to this property includes a defeasance premium of $1,343.

On December 22, 2015, we disposed of one multi-family real estate property for a total sale price of $33,600. We recorded a gain on the sale of this asset of $6,420.

On October 15, 2015, we sold a parcel of land acquired in the TSRE merger for $3,350.  After considering actual closing costs, we recognized a loss on the sale of this asset of $8.

NOTE 4: Indebtedness

The following tables contains summary information concerning our indebtedness as of December 31, 2017:

Debt:	Outstanding Principal	Unamortized Discount and Debt Issuance Costs	Carrying Amount	Type	Weighted Average Rate	Weighted Average Maturity (in years)
Unsecured credit facility (1)	$104,005	$(2,376)	$101,629	Floating	3.0%	3.8
Term loan	$100,000	$(895)	$99,105	Floating	3.2%	6.9
Mortgages-Fixed rate	580,635	(2,927)	577,708	Fixed	3.7%	5.8
Total Debt	$784,640	$(6,198)	$778,442		3.6%	5.7

(1)	The unsecured credit facility total capacity is $300,000, of which $104,005 was outstanding as of December 31, 2017.

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of December 31, 2017

(Dollars in thousands, except share and per share data)

	Original maturities on or before December 31,
Debt:	2018	2019	2020	2021	2022	Thereafter
Unsecured credit facility	$-	$-	$-	$54,005	$50,000	$-
Term loan	$-	$-	$-	$-	$-	$100,000
Mortgages-Fixed rate	3,251	4,660	7,611	102,598	73,757	388,758
Total	$3,251	$4,660	$7,611	$156,603	$123,757	$488,758

As of December 31, 2017 we were in compliance with all financial covenants contained in our indebtedness.

The following tables contains summary information concerning our indebtedness as of December 31, 2016:

Debt:	Outstanding Principal	Unamortized Discount and Debt Issuance Costs	Carrying Amount	Type	Weighted Average Rate	Weighted Average Maturity (in years)
Secured credit facility (1)	$150,000	$(2,720)	$147,280	Floating	3.0%	1.7
Mortgages-Fixed rate	600,188	(3,651)	596,537	Fixed	3.8%	6.7
Total Debt	$750,188	$(6,371)	$743,817		3.6%	5.7

(1)	The secured credit facility total capacity was $312,500, of which $150,000 was outstanding as of December 31, 2016.

Credit Facility

On September 17, 2015, we entered into a credit agreement with KeyBank with respect to a $325,000 senior secured credit facility, or the secured credit facility. We incurred upfront costs of $4,722 associated with this facility that were capitalized as deferred financing costs.  The secured credit facility consisted of a revolving line of credit in an amount of up to $125,000 and a term loan in an amount of no less than $200,000.

On December 21, 2016, we entered into an Increase Agreement with KeyBank which amended the terms of the previous secured credit facility.  The amended agreement increased the revolving line of credit to $172,500, which reflected the conversion of a portion of the term loan line of credit which had previously been repaid and was therefore unavailable for re-borrowing into availability under the revolving line of credit.  The amended revised amount of the secured facility total capacity was $312,500. The other features of the facility remained the same.

On May 1, 2017, we closed on a new $300,000 unsecured credit facility, refinancing and terminating the previous secured credit facility. The new unsecured facility is comprised of a $50,000 term loan and a revolving commitment of up to $250,000. Additionally, we have the right to increase the aggregate amount of the unsecured credit facility to up to $500,000.  The maturity date on the new term loan is May 1, 2022.  The maturity date on borrowings outstanding under the revolving commitment is May 1, 2021, subject to our option to extend the revolving commitment for two additional 6-month periods under certain circumstances.  We may prepay the unsecured credit facility, in whole or in part, at any time without prepayment fee or penalty.  At our option, borrowings under the unsecured credit facility will bear interest at a rate equal to either (i) the 1-month LIBOR rate plus a margin of 130 to 220 basis points, or (ii) a base rate plus a margin of 30 to 120 basis points. The applicable margin is determined based upon our total consolidated leverage ratio. In addition, we pay a fee of either 15 basis points (if greater than or equal to 50% of the revolver is used) or 25 basis points (if less than 50% of the revolver is used) on the unused portion of the revolver. The unsecured credit facility requires regular interest only payments.  We recognized the refinance as a partial extinguishment of our prior secured credit facility and recognized a loss on extinguishment of debt of $572.

        In addition to certain negative covenants, our unsecured credit facility with Key Bank has financial covenants that require us to (i) maintain a consolidated leverage ratio below thresholds described in the debt agreement, (ii) maintain a minimum consolidated fixed charge coverage ratio, (iii) maintain a minimum consolidated tangible net worth, and (iv) maintain a minimum liquidity amount. Additionally, the covenants (i) limit (a) the amount of distributions that IRT can make to a percentage of Funds from Operations (as such term is described in the debt agreement), (b) the amount of recourse indebtedness that may be incurred by us, and (c) the amount of unhedged variable rate indebtedness that may be incurred by us, and (ii) require us to maintain a pool of unencumbered properties with an occupancy level of not less than 85%.

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of December 31, 2017

(Dollars in thousands, except share and per share data)

In January 2018, we drew down $68,000 on the unsecured credit facility in connection with the acquisition of the final two properties in the HPI Portfolio and The Chelsea.

Term Loan

On September 17, 2015, we entered into a credit agreement with KeyBank with respect to a $120,000 senior interim term loan facility, or the interim facility. We incurred upfront deferred costs of $2,092 associated with this interim facility.  On June 24, 2016, the interim facility was amended to replace the interim term loan facility with a $40,000 senior secured term loan.  Upon entering into the senior secured term loan, we borrowed $40,000, using $416 to pay closing costs and $33,512 to repay the remaining balance under the interim facility.  The maturity date of the senior secured term loan was September 17, 2018, subject to acceleration in the event of customary events of default.  The term loan required monthly interest only payments.  The senior secured term loan was repaid in October 2016.

On November 20, 2017, we entered into a loan agreement for a $100,000 unsecured term loan that will mature in November 2024. We incurred upfront deferred costs of $917 associated with this facility.  The unsecured term loan requires monthly interest only payments.  The interest rate on the unsecured term loan is LIBOR plus a spread of 1.60% - 2.50% based on our consolidated leverage ratio.  The proceeds from this loan reduced borrowings then outstanding under the revolving portion of our unsecured credit facility.

Mortgages-Fixed Rate

On December 12, 2017, in connection with our acquisition of our Brunswick Point property, we assumed a $19,000 loan secured by a first mortgage on the property.  The loan bears interest at a rate of 4.4% per annum, provides for monthly payments of interest only through May 2019, when principal and interest payments will be due monthly based on a 30-year amortization schedule, and matures May 2025. This loan was recorded at its fair value of $18,977 based on a discounted cash flows valuation technique. As this technique utilizes current credit spreads, which are generally unobservable, this is classified as a Level 3 fair value measurement within the fair value hierarchy.

On January 3, 2018, in connection with our acquisition of our Hartshire property, we assumed a $16,000 loan secured by a first mortgage on the property. The loan bears interest at a rate of 4.68% per annum, provides for monthly payments of interest only through January 2019, when principal and interest payments will be due monthly based on a 30-year amortization schedule, and matures January 2025.

On January 3, 2018, in connection with our acquisition of our Creekside property, we assumed a $23,500 loan secured by a first mortgage on the property. The loan bears interest at a rate of 4.56% per annum, provides for monthly payments of interest only through January 2019, when principal and interest payments will be due monthly based on a 30-year amortization schedule, and matures January 2025.

During the year ended December 31, 2017, in connection with four property dispositions, we extinguished property mortgages totaling $35,901.

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

As of December 31, 2017

(Dollars in thousands, except share and per share data)

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

NOTE 5: Derivative Financial Instruments

We have and may in the future use derivative financial instruments to hedge all or a portion of the interest rate risk associated with our borrowings. The principal objective of such arrangements is to minimize the risks and/or costs associated with our operating and financial structure as well as to hedge specific anticipated transactions.  While these instruments may impact our periodic cash flows, they benefit us by minimizing the risks and/or costs previously described.  The counterparties to these contractual arrangements are major financial institutions with which we and our affiliates may also have other financial relationships. In the event of nonperformance by the counterparties, we are potentially exposed to credit loss. However, because of the high credit ratings of the counterparties, we do not anticipate that any of the counterparties will fail to meet their obligations.

The following table summarizes the aggregate notional amount and estimated net fair value of our derivative instruments as of December 31, 2017 and December 31, 2016:

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of December 31, 2017

(Dollars in thousands, except share and per share data)

	December 31, 2017			As of December 31, 2016
	Notional	Fair Value of Assets	Fair Value of Liabilities	Notional	Fair Value of Assets	Fair Value of Liabilities
Cash flow hedges:
Interest rate swap	$150,000	$4,700	$—	$150,000	$3,867	$—
Interest rate collar	50,000	1,297	—	—	—	—
	200,000	5,997	—	150,000	3,867	—
Freestanding derivatives:
Interest rate cap	—	—	—	200,000	—	—
Interest rate collar	50,000	1,294	—	—	—	—
Net fair value	$250,000	$7,291	$—	$350,000	$3,867	$—

Interest rate swap

On June 24, 2016, we entered into an interest rate swap contract with a notional value of $150,000, a strike rate of 1.145% and a maturity date of June 17, 2021.  We designated this interest rate swap as a cash flow hedge at inception and determined that the hedge is highly effective in offsetting interest rate fluctuations associated with the identified indebtedness. We did not recognize any ineffectiveness associated with this cash flow hedge through April 2017.  On April 17, 2017, in conjunction with the refinance of our credit facility, we restructured our existing interest rate swap to remove the LIBOR floor.  This resulted in a decrease in the strike rate to 1.1325%.  The notional value and maturity date remained the same.  We designated the restructured interest rate swap as a cash flow hedge at inception and determined that the hedge is highly effective in offsetting interest rate fluctuations associated with the identified indebtedness. Upon our early adoption of accounting standard updates to ASC Topic 815, “Derivatives and Hedging”, ineffectiveness is no longer measured or reported.

Interest rate collar

On November 17, 2017, in connection with our new $100,000 unsecured term loan, we purchased an interest rate collar with a notional value of $100,000, a 2.00% cap and 1.25% floor, and a maturity date of November 17, 2024.  We designated $50,000 of the interest rate collar as a cash flow hedge at inception and determined that the hedge is highly effective in offsetting interest rate fluctuations associated with the identified indebtedness.  We concluded that this hedging relationship was and will continue to be highly effective using the hypothetical derivative method.

The other $50,000 notional value interest rate collar was accounted for as a freestanding derivative from inception.  During the year ended December 31, 2017, we recognized a $94 gain within other income (expense) in our consolidated statements of operations reflecting the change in fair value of the instrument from its inception date through December 31, 2017.  On January 4, 2018, we designated this other $50,000 notional value interest rate collar as a cash flow hedge and determined that the hedge is highly effective in offsetting interest rate fluctuations associated with the identified indebtedness.

Interest rate cap

On September 30, 2015, we entered into an interest rate cap contract with a notional value of $200,000, a strike rate of 3.0% based on 1-month LIBOR, which had a maturity date of October 17, 2017 and therefore was not outstanding as of December 31, 2017.  Through June 23, 2016, this interest rate cap was designated as a cash flow hedge. Through that date, we concluded that this hedging relationship was highly effective in offsetting interest rate fluctuations associated with the identified indebtedness and, using the hypothetical derivative method, did not recognize any ineffectiveness.  On June 24, 2016, this interest rate cap was de-designated and, as of June 30, 2016, this interest rate cap was accounted for as a freestanding derivative.

Effective interest rate swaps, caps and collars are reported in accumulated other comprehensive income and the fair value of these hedge agreements is included in other assets or other liabilities.

For interest rate swaps, caps, and collars that are considered effective hedges, we reclassified realized losses of $107, $492 and $0 to earnings within interest expense for the twelve months ended December 31, 2017, 2016 and 2015, respectively. For interest rate swaps and caps that are considered effective hedges, we expect $954 to be reclassified out of accumulated other comprehensive income to earnings over the next 12 months.

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of December 31, 2017

(Dollars in thousands, except share and per share data)

NOTE 6: Stockholder Equity and Noncontrolling Interest

Stockholder Equity

On August 4, 2017, we entered into an At-the-Market Issuance Sales Agreement (the “ATM Sales Agreement”) with various sales agents. Pursuant to the ATM Sales Agreement, we may offer and sell shares of our common stock, $0.01 par value per share, having an aggregate offering price of up to $150,000, from time to time through the sales agents. The sales agents are entitled to compensation in an agreed amount not to exceed 2.0% of the gross sales price per share for any shares sold from time to time under the ATM Sales Agreement. We have no obligation to sell any of the shares under the ATM Sales Agreement and may at any time suspend solicitations and offers under the ATM Sales Agreement. During the year ended December 31, 2017, 1,164,900 shares were issued at an average price of $10.38 per share, resulting in $11,851 of net proceeds, after deducting $242 of commissions.

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

Effective the first quarter of 2018, we will be transitioning to a quarterly distribution of cash dividends on our common stock.

Our board of directors declared the following dividends in 2017:

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

As of December 31, 2017

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

During 2017, holders of IROP units exchanged 64,202 units for 64,202 shares of our common stock.

During 2016, holders of IROP units exchanged 245,982 units for 245,980 shares of our common stock.

As of December 31, 2017, 3,011,351 IROP units held by unaffiliated third parties remain outstanding with a redemption value of $30,385, based on IRT’s stock price of $10.09 as of December 29, 2017. In January 2018, holders of IROP units exchanged 186,717 units for 186,717 shares of our common stock.

Effective the first quarter of 2018, we will be transitioning to a quarterly distribution of cash dividends on our operating partnership’s LP units.

Our board of directors declared the following distributions on our operating partnership’s LP units during 2017:

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

As of December 31, 2017

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

       Under the incentive plan or predecessor incentive plans, we have granted restricted shares and stock appreciation rights, or SARs, to employees and employees of our former advisor.  These awards generally vested over a three or four year period.  In addition, we have granted unrestricted shares to our directors.  These awards generally vested immediately.

For the years ended December 31, 2017, 2016 and 2015 we recognized $1,968, $1,222 and $495 of stock compensation expense, respectively.

A summary of the restricted common share awards activity of the incentive plan is presented below.

	2017		2016		2015
	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Balance, January 1,	281,005	$6.99	117,000	$9.13	36,000	$8.20
Granted	168,010	9.17	228,000	6.33	112,000	9.30
Vested	(142,748)	7.68	(60,661)	8.62	(24,000)	8.55
Forfeited	(10,420)	8.56	(3,334)	7.47	(7,000)	9.02
Balance, December 31,	295,847	$7.84	281,005	$6.99	117,000	$9.13

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of December 31, 2017

(Dollars in thousands, except share and per share data)

As of December 31, 2017, the unearned compensation cost relating to unvested restricted common share awards was $1,463. The estimated fair value of restricted common share awards vested during 2017 and 2016 was $1,319 and $427, respectively.

      A summary of the SARs activity of the incentive plan is presented below.

	2017		2016		2015
	SARs	Weighted Average Exercise Price	SARs	Weighted Average Exercise Price	SARs	Weighted Average Exercise Price
Outstanding, January 1,	337,000	$9.15	351,000	$9.13	72,000	$8.20
Granted	—	—	—	—	300,000	9.35
Expired	—	—	(2,000)	9	—	—
Exercised	(84,000)	8.78	(8,000)	8.20	(2,000)	8.20
Forfeited	(3,000)	9.35	(4,000)	9.35	(19,000)	9.11
Outstanding, December 31,	250,000	$9.28	337,000	$9.15	351,000	$9.13
SARs exercisable at December 31,	160,000		128,998		22,000

As of December 29, 2017, our closing common stock price was $10.09, which exceeds the exercise prices of all outstanding SARs. The exercise prices of outstanding SARs ranges from $8.20-$9.35.  The weighted average contractual life of outstanding SARs is 2.07 years.  The weighted average contractual life of exercisable SARs is 2.03 years.  The total intrinsic value of SARs outstanding and exercisable at December 31, 2017 was $203.  As of December 31, 2017, there was no unearned compensation cost relating to unvested SAR awards.

Our assumptions used in computing the fair value of the SARs issued during the year ended December 31, 2015 using the Black-Scholes Option Pricing Model, are summarized below. There were no SARs issued during the years ended December 31, 2017 and 2016.

As of December 31,
2015
Stock Price	$7.51
Strike Price	$ 8.20-9.35
Risk-free interest rate	1.1 - 1.2%
Dividend yield	9.6%
Volatility	34%
Expected term	1.7 - 2.5 years

The following table summarizes the PSUs granted for the year ended December 31, 2017:

Grant Date	Type of PSUs Granted	Number of PSUs Granted	Performance Period Commencement Date	Performance Period End Date	Grant Date Fair Value	Number of PSUs Outstanding as of December 31, 2017
February 28, 2017	Relative 3-year TSR vs NAREIT Apartment Index	135,881	January 1, 2018	December 31, 2020	4.83	135,881
February 28, 2017	Absolute 3-Year TSR	45,294	January 1, 2018	December 31, 2020	3.13	45,294
July 26, 2017	Strategic Objectives	45,294	January 1, 2018	December 31, 2020	9.87	45,294

Our assumptions used in computing the fair value of the PSUs at the dates of their respective awards, using the Monte Carlo method, were as follows:

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of December 31, 2017

(Dollars in thousands, except share and per share data)

	For the year ended December 31, 2017
Dividend yield	8.1%
Volatility	27.0%	(a)
Expected term	2.8 years

(a)	This represents the volatility assumption used for IRT. The volatility assumptions used for our peer group and the NAREIT Mortgage Index ranged from 19% to 28%.

The Company estimates future expenses associated with PSUs outstanding at December 31, 2017 to be $751, which will be recognized over a weighted-average period of 2.2 years.

On February 8, 2018, our compensation committee awarded 93,700 restricted stock awards, valued at $8.37 per share, or $784 in the aggregate to non-executive employees.  These restricted stock awards vest over a three-year period.

NOTE 8: 2016 Management Internalization

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

For the years ended December 31, 2017, 2016 and 2015, our former advisor earned $0, $7,092, and $4,984 of asset management fees, respectively. These fees are included within general and administrative expenses in our consolidated statements of operations.

For the years ended December 31, 2017, 2016 and 2015, our former advisor earned $0, $350 and $629 of incentive fees, respectively. These fees are included within general and administrative expenses in our consolidated statements of operations.

For the years ended December 31, 2017, 2016 and 2015, we incurred costs of $727, $0 and $0, respectively, with respect to our shared services agreement with our former advisor, under which our former advisor provided us with certain back office support services. The term of the share services agreement was from December 21, 2016 to June 20, 2017, and the associated fees are included within general and administrative expenses in our consolidated statements of operations.

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of December 31, 2017

(Dollars in thousands, except share and per share data)

Property Management Fees Paid to Our Former Property Manager and Earned from RAIT

On December 20, 2016, in connection with our management internalization, we acquired property management agreements with respect to each of our properties from RAIT Residential, our former property manager, which is wholly owned by RAIT. Subsequent to this transaction, we earned $257 of property management fees from RAIT for the year ended December 31, 2017.

For the years ended December 31, 2017, 2016 and 2015, our former property manager earned $0, $4,769, and $3,675, respectively, of property management and leasing fees.

Dividends Paid to Affiliates of Our Former Advisor

On October 5, 2016, we repurchased and retired all 7,269,719 shares of our common stock owned by subsidiaries of RAIT.

Since October 5, 2016, RAIT has not owned any shares of our common stock.  For the years ended December 31, 2017, 2016 and 2015, we declared and subsequently paid dividends of $0, $3,926 and $5,234, respectively, related to shares of common stock owned by subsidiaries of RAIT.

RAIT Indebtedness

In the second quarter of 2016, we repaid $38,075 of mortgage indebtedness with proceeds from two property dispositions.  This indebtedness was held by RAIT. Total interest expense paid to RAIT for the years ended December 31, 2017, 2016 and 2015 was $0, $361 and $965, respectively.

South Terrace Acquisition

In June 2017, we acquired South Terrace, a 328-unit property in Durham, NC for $42,950 from a joint venture, of which a subsidiary of RAIT was a controlling member. For further information, see Note 3: Investment in Real Estate.

NOTE 10: Earnings (Loss) Per Share

The following table presents a reconciliation of basic and diluted earnings (loss) per share for the years ended December 31, 2017, 2016 and 2015:

	For the Years Ended December 31,
	2017	2016	2015
Net Income (loss)	$31,441	$(9,555)	$30,156
(Income) loss allocated to non-controlling interests	(1,235)	(246)	(1,914)
Net Income (loss) allocable to common shares	30,206	(9,801)	28,242
Weighted-average shares outstanding—Basic	73,338,219	52,182,427	36,153,673
Dilutive securities	261,650	-	6,601
Weighted-average shares outstanding—Diluted	73,599,869	52,182,427	36,160,274
Earnings (loss) per share—Basic	$0.41	$(0.19)	$0.78
Earnings (loss) per share—Diluted	$0.41	$(0.19)	$0.78

Certain IROP units and unvested shares totaling 3,011,351, 3,175,720, and 3,156,184 for the years ended December 31, 2017, 2016 and 2015, respectively, were excluded from the earnings (loss) per share computation because their effect would have been anti-dilutive.

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of December 31, 2017

(Dollars in thousands, except share and per share data)

NOTE 11: Quarterly Financial Data (Unaudited)

The following table summarizes our quarterly financial data which, in the opinion of management, reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of our results of operations:

	For the Three-Month Periods Ended
	March 31	June 30	September 30	December 31
2017:
Total revenue	$39,142	$39,561	$40,066	$42,447
Net income (loss)	4,245	19,521	1,156	6,519
Net income (loss) allocable to common shares	4,077	18,739	1,097	6,293
Total earnings (loss) per share—Basic (1)	$0.06	$0.27	$0.02	$0.08
Total earnings (loss) per share—Diluted (1)	$0.06	$0.27	$0.02	$0.08
2016:
Total revenue	$38,666	$38,327	$38,364	$38,031
Net income (loss)	(46)	30,790	2,407	(42,706)
Net income (loss) allocable to common shares	(75)	28,987	2,267	(40,980)
Total earnings (loss) per share—Basic (1)	$—	$0.61	$0.05	$(0.61)
Total earnings (loss) per share—Diluted (1)	$—	$0.61	$0.05	$(0.61)

(1)	The summation of quarterly per share amounts do not equal the full year amounts.

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

Lease Obligations

We lease office space in Philadelphia, PA and Chicago, IL.  As of December 31, 2017, the annual minimum rent due pursuant to these leases for each of the next five years and thereafter is estimated to be $285, $189, $133, $0, $0, and $0, respectively.

Independence Realty Trust

Schedule III - Real Estate and Accumulated Depreciation

As of December 31, 2017

(Dollars in thousands)

				Cost of		Gross Carrying		Accumulated	Encumbrances
Property		Initial Cost		Improvements,		Amount		Depreciation-	(Unpaid	Year of	Life of
Name	Location	Land	Building	Land	Building	Land	Building	Building	Principal)	Acquisition	Depreciation
Crestmont	Marietta, GA	$3,254	$13,017	$-	$1,285	$3,254	$14,302	$(3,800)	$(6,326)	2011	40
Runaway Bay	Indianapolis, IN	3,079	12,318	-	869	3,079	13,187	(1,998)	(9,423)	2012	40
Reserve at Eagle Ridge	Waukegan, IL	5,800	22,743	-	908	5,800	23,651	(2,484)	(18,850)	2014	40
Windrush	Edmond, OK	1,677	7,464	-	452	1,677	7,916	(843)	-	2014	40
Heritage Park	Oklahoma, OK	4,234	12,232	-	1,328	4,234	13,560	(1,584)	-	2014	40
Raindance	Oklahoma, OK	3,503	10,051	-	1,187	3,503	11,238	(1,311)	-	2014	40
Augusta	Oklahoma, OK	1,296	9,930	-	619	1,296	10,549	(1,143)	-	2014	40
Invitational	Oklahoma, OK	1,924	16,852	-	868	1,924	17,720	(1,901)	-	2014	40
Kings Landing	Creve Coeur, MO	2,513	29,873	-	601	2,513	30,474	(2,914)	(20,992)	2014	40
Carrington	Little Rock, AR	1,715	19,526	-	1,208	1,715	20,734	(2,090)	(14,235)	2014	40
Arbors	Ridgeland, MS	4,050	15,946	-	1,134	4,050	17,080	(1,780)	(13,150)	2014	40
Walnut Hill	Cordova, TN	2,230	25,251	-	912	2,230	26,163	(2,400)	(18,650)	2014	40
Lenox Place	Raleigh, NC	3,480	20,482	-	682	3,480	21,164	(1,880)	(15,991)	2014	40
Stonebridge Crossing	Memphis, TN	3,100	26,223	-	1,356	3,100	27,579	(2,479)	(19,370)	2014	40
Bennington Pond	Groveport, OH	2,400	14,828	-	819	2,400	15,647	(1,375)	(11,375)	2014	40
Prospect Park	Louisville, KY	2,837	11,193	-	286	2,837	11,479	(911)	(9,230)	2014	40
Brookside	Louisville, KY	3,947	16,502	-	592	3,947	17,094	(1,380)	(13,455)	2014	40
Jamestown	Louisville, KY	7,034	27,730	-	2,373	7,034	30,103	(2,463)	(22,880)	2014	40
Oxmoor	Louisville, KY	7,411	47,095	-	1,230	7,411	48,325	(3,854)	(35,815)	2014	40
Meadows	Louisville, KY	6,857	30,030	-	1,337	6,857	31,367	(2,528)	(24,245)	2014	40
Stonebridge at the Ranch	Little Rock, AR	3,315	27,954	-	721	3,315	28,675	(2,213)	(20,527)	2014	40
Iron Rock Ranch	Austin, TX	5,860	28,911	-	819	5,860	29,730	(2,384)	(22,900)	2014	40
Bayview Club	Indianapolis, IN	2,525	22,506	-	989	2,525	23,495	(1,638)	-	2015	40
Arbors River Oaks	Memphis, TN	2,100	19,045	-	789	2,100	19,834	(1,228)	-	2015	40
Aston	Wake Forest, NC	3,450	34,333	-	222	3,450	34,555	(1,970)	(25,050)	2015	40
Avenues at Craig Ranch	McKinney, TX	5,500	42,054	-	259	5,500	42,313	(2,413)	(31,250)	2015	40
Bridge Pointe	Huntsville, AL	1,500	14,306	-	319	1,500	14,625	(860)	-	2015	40
Creekstone at RTP	Durham, NC	5,376	32,727	-	247	5,376	32,974	(1,887)	(22,581)	2015	40
Fountains Southend	Charlotte, NC	4,368	37,254	-	142	4,368	37,396	(2,118)	(23,388)	2015	40
Fox Trails	Plano, TX	5,700	21,944	-	669	5,700	22,613	(1,356)	-	2015	40
Lakeshore on the Hill	Chattanooga, TN	925	10,212	-	372	925	10,584	(634)	-	2015	40
Millenia 700	Orlando, FL	5,500	41,752	-	401	5,500	42,153	(2,403)	(29,175)	2015	40
Miller Creek at German Town	Memphis, TN	3,300	53,504	-	244	3,300	53,748	(3,048)	-	2015	40
Pointe at Canyon Ridge	Atlanta, GA	11,100	36,995	-	1,855	11,100	38,850	(2,341)	-	2015	40
St James at Goose Creek	Goose Creek, SC	3,780	27,695	-	390	3,780	28,085	(1,661)	-	2015	40
Talison Row at Daniel Island	Daniel Island, SC	5,480	41,409	-	336	5,480	41,745	(2,392)	(32,848)	2015	40
The Aventine Greenville	Greenville, SC	4,150	43,905	-	178	4,150	44,083	(2,488)	(29,825)	2015	40
Trails at Signal Mountain	Chattanooga, TN	1,200	12,895	-	403	1,200	13,298	(806)	-	2015	40
Vue at Knoll Trail	Dallas, TX	3,100	6,077	-	178	3,100	6,255	(377)	-	2015	40
Waterstone at Brier Creek	Raleigh, NC	4,200	34,651	-	184	4,200	34,835	(1,985)	(20,425)	2015	40
Waterstone Big Creek	Alpharetta, GA	7,600	61,971	-	187	7,600	62,158	(3,518)	(49,680)	2015	40
Westmont Commons	Asheville, NC	2,750	25,225	-	344	2,750	25,569	(1,493)	-	2015	40
Lakes at Northdale	Tampa, FL	3,898	25,543	-	426	3,898	25,969	(546)	-	2017	40
Haverford Place	Lexington, KY	3,927	10,100	-	355	3,927	10,455	(158)	-	2017	40
South Terrace	Durham, NC	5,621	36,923	-	166	5,621	37,089	(467)	-	2017	40
Cherry Grove	North Myrtle Beach, SC	550	15,369	-	24	550	15,393	(96)	-	2017	40
Kensington Commons	Canal Winchester, OH	3,400	20,703	-	21	3,400	20,724	(130)	-	2017	40
Schirm Farms	Canal Winchester, OH	3,960	19,488	-	38	3,960	19,526	(122)	-	2017	40
Riverchase	Indianapolis, IN	1,460	17,250	-	17	1,460	17,267	(108)	-	2017	40
Live Oak Trace	Baton Rouge, LA	1,060	27,362	-	9	1,060	27,371	(114)	-	2017	40
Tides at Calabash	Wilmington, NC	1,880	12,214	-	3	1,880	12,217	(25)	-	2017	40
Brunswick Point	Wilmington, NC	2,150	28,214	-	-	2,150	28,214	-	(19,000)	2017	40
Total Investment in Real Estate		$193,026	$1,279,777	$-	$31,353	$193,026	$1,311,130	$(84,097)	$(580,635)

Investments in Real Estate	For the Year Ended December 31, 2017	For the Year Ended December 31, 2016	For the Year Ended December 31, 2015
Balance, beginning of period	$1,319,350	$1,372,015	$689,112
Additions during period:
Acquisitions	241,071	—	707,268
Improvements to land and building	14,368	10,664	8,941
Deductions during period:
Dispositions of real estate	(70,633)	(63,329)	(33,306)
Reclassification to held for sale	—	(69,994)	—
Balance, end of period:	$1,504,156	$1,249,356	$1,372,015
Balance, end of period - held for sale:	$—	$69,994	$—

Accumulated Depreciation	For the Year Ended December 31, 2017	For the Year Ended December 31, 2016	For the Year Ended December 31, 2015
Balance, beginning of period	$60,719	$39,638	$23,376
Depreciation expense	32,586	31,085	20,888
Dispositions of real estate	(9,208)	(10,004)	(4,626)
Reclassification to held for sale	—	(9,208)	—
Balance, end of period:	$84,097	$51,511	$39,638
Balance, end of period - held for sale:	$—	$9,208	$—

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 Framework). Based on this assessment, management believes that, as of December 31, 2017, our internal control over financial reporting is effective.

Our independent registered public accounting firm has issued an attestation report on our internal control over financial reporting. This report is included as part of Item 8 in this annual report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors during our last fiscal quarter that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	Other Information

The disclosure below is intended to satisfy any obligation of ours to provide disclosures pursuant to Form 8-K, Item 5.02 “Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.”

Item 5.02. Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

Effective February 22, 2018, our board of directors approved the promotion of Jason R. Delozier to serve as IRT’s chief accounting officer.  Upon Mr. Delozier’s promotion, he became IRT’s principal accounting officer and James J. Sebra ceased to be IRT’s principal accounting officer.  Mr. Sebra continues to serve as IRT’s chief financial officer and treasurer and in those capacities, continues to serve as IRT’s principal financial officer. There have been no transactions regarding Mr. Delozier that are required to be disclosed by IRT pursuant to Item 404(a) of Regulation S-K.   There was no material plan, contract or arrangement to which Mr. Delozier is a party or in which he participated that was entered into, or material amendment thereto, in connection with his promotion, or any grant or award to Mr. Delozier or modification thereto, under any such plan, contract or arrangement in connection with such promotion.

Jason R. Delozier, age 34, has served as our Chief Accounting Officer since February 2018 and as our Controller from June 2017 to February 2018.  Prior to joining IRT, Mr. Delozier was the Controller at RAIT Financial Trust, a publicly traded REIT and IRT’s former advisor, from September 2015 to June 2017.  Previously, Mr. Delozier was Director of Financial Reporting at Ascensus, Inc., a private-equity owned financial services provider, from May 2013 to September 2015.  From 2005 to 2013, Mr. Delozier worked for KPMG LLP, a national public accounting firm, serving a variety of financial institutions. Mr. Delozier is a Certified Public Accountant in Pennsylvania.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

The information required by this item will be set forth in our definitive proxy statement with respect to our 2018 annual meeting of stockholders, and is incorporated herein by reference.

ITEM 11.	Executive Compensation

The information required by this item will be set forth in our definitive proxy statement with respect to our 2018 annual meeting of stockholders, and is incorporated herein by reference.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be set forth in our definitive proxy statement with respect to our 2018 annual meeting of stockholders, and is incorporated herein by reference.

ITEM 13.	Certain Relationships and Related Transactions and Director Independence

The information required by this item will be set forth in our definitive proxy statement with respect to our 2018 annual meeting of stockholders, and is incorporated herein by reference.

ITEM 14.	Principal Accountant Fees and Services

The information required by this item will be set forth in our definitive proxy statement with respect to our 2018 annual meeting of stockholders, and is incorporated herein by reference.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

The following documents are filed as part of this report:

1.	Consolidated Financial Statements

Index to Consolidated Financial Statements

Independence Realty Trust, Inc.

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets as of December 31, 2017 and 2016.

Consolidated Statements of Operations for the years ended December 31, 2017, 2016 and 2015.

Consolidated Statements of Changes in Equity for the years ended December 31, 2017, 2016 and 2015.

Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015.

Notes to Consolidated Financial Statements.

2.	Financial Statement Schedules

Schedule III: Real Estate and Accumulated Depreciation

All other schedules are not applicable.

3.	Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

EXHIBIT INDEX
Exhibit	Description
1.1

At-the-Market Issuance Agreement dated August 4, 2017, among Independence Realty Trust, Inc., Independence Realty Operating Partnership, LP, Citigroup Global Markets Inc., Robert W. Baird & Co. Incorporated, Capital One Securities, Inc., KeyBanc Capital Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Stifel, Nicolaus & Company, Incorporated, incorporated by reference to Exhibit 1.1 to IRT’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.

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

3.1	Articles of Restatement of Independence Realty Trust, Inc., dated as of August 20, 2013, incorporated by reference to Exhibit 3.1 to IRT’s Current Report on Form 8-K filed on August 20, 2013.

3.2	Second Amended and Restated Bylaws of IRT, incorporated by reference to Exhibit 3.2 to IRT’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 (the “2013 Q1 10-Q”).

3.3	Amended and Restated Bylaws of IRT adopted March 3, 2017, incorporated by reference to Exhibit 3.3to IRT’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (the “2016 10-K”).

4.1.1	Fourth Amended and Restated Agreement of Limited Partnership of IROP, dated as of May 7, 2013 (the “IROP LP Agreement”), incorporated by reference to Exhibit 4.1 to the 2013 Q1 10-Q.

4.1.2	Form of Exchange Rights Agreement for Partnership Units, incorporated by reference to Exhibit C of Exhibit 4.1.1 hereto.

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

EXHIBIT INDEX
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

4.1. 4.1.12	Fifth Amended and Restated Agreement of Limited Partnership of IROP, dated as of March 3, 2017, incorporated by reference to Exhibit 4.1.12 to the 2016 10-K.

4.1. 4.1.13	Exchange Rights Agreement dated June 30, 2017, filed herewith.

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

10.1.4

Termination Agreement dated December 20, 2016 by and among IRT, IROP, and Independence Realty Advisors, LLC, incorporated by reference to Exhibit 10.3 to IRT’s Current Report on Form 8-K filed on December 22, 2016 (the “12/22/16 Form 8-K”).

10.2.1

Independence Realty Trust, Inc. Long Term Incentive Plan Form of Stock Appreciation Rights Award Certificate adopted January 31, 2014, incorporated by reference to Exhibit 10.1 to IRT’s Current Report on Form 8-K filed on February 6, 2014 (the “2/6/14 Form 8-K”).*

10.2.2	Independence Realty Trust, Inc. Long Term Incentive Plan a Form of Restricted Stock Award Certificate adopted January 31, 2014, incorporated by reference to Exhibit 10.2 to the 2/6/14 Form 8-K.*

10.2.3	IRT 2016 Long Term Incentive Plan, as amended and restated as of May 12, 2016 incorporated by reference to Exhibit 10.1 to IRT’s Current Report on Form 8-K filed on May 17, 2016.*

10.2.4

Amendment No. 1 dated as of May 2, 2017 to the IRT Long Term Incentive Plan, incorporated by reference to Exhibit 10.9 to IRT’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (the “2017 Q1 10-Q”).*

10.2.5	Notice of Amendment of Outstanding Awards as of May 2, 2017, incorporated by reference to Exhibit 10.10 to the 2017 Q1 10-Q.
10.2.6	Termination of the IRT Independent Directors Compensation Plan as of May 12, 2016 incorporated by reference to Exhibit 10.2 to IRT’s Current Report on Form 8-K filed on May 17, 2016.*

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

EXHIBIT INDEX
10.6.2

Guaranty of Non-Recourse Obligations, dated as of October 11, 2012, by IROP for the benefit of Walker & Dunlop, LLC, relating to the property referred to as Runaway Bay Apartments, incorporated by reference to Exhibit 10.2 to the 10/17/12 Form 8-K.

10.7

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

EXHIBIT INDEX

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

10.16.1

Credit Agreement, dated as of September 17, 2015, by and among, IROP, as Parent Borrower, KeyBank National Association, The Huntington National Bank, the other lenders which are parties to the Agreement and other lenders that may become parties to the Agreement, KeyBank National Association, as Agent and Issuing Lender, The Huntington National Bank, as Syndication Agent, and KeyBanc Capital Markets and The Huntington National Bank, as Joint Lead Arrangers and Book Managers, with respect to a $325 Million Senior Credit Facility, incorporated by reference to Exhibit 10.1 to the 9/18/15 Form 8-K.

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

10.16.4

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

EXHIBIT INDEX
10.17.1

Credit Agreement, dated as of September 17, 2015, by and among, IROP, as Borrower, KeyBank National Association, The Huntington National Bank, the other lenders which are parties to the Agreement and other lenders that may become parties to the Agreement, KeyBank National Association, as Agent, The Huntington National Bank, as Syndication Agent, and KeyBanc Capital Markets and The Huntington National Bank, as Joint Lead Arrangers and Book Managers, with respect to a $120 Million Senior Interim Term Loan Facility , incorporated by reference to Exhibit 10.2 to the 9/18/15 Form 8-K.

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

10.17.4

Term Loan Agreement dated as of November 20, 2017 by and among Independence Realty Operating Partnership, LP and the subsidiary borrowers named therein, collectively, as borrower, KeyBank National Association (“KeyBank”), as an initial lender thereunder together with the other lenders named therein, KeyBank, as administrative agent, Capital One, National Association (“Capital One”) and The Huntington National Bank (“HNB”), as co-syndication agents, and KeyBank Capital Markets (“KeyBank Markets”), Capital One and HNB, as joint bookrunners and KeyBank Markets, Capital One and HNB, as joint lead arrangers, incorporated by reference to Exhibit 10.1to IRT’s Current Report on Form 8-K filed on November 21, 2017.

10.18.1

Securities and Asset Purchase Agreement by and among RAIT Financial Trust, Jupiter Communities, LLC, RAIT TRS, LLC, the RAIT selling stockholders named therein, IRT and IROP dated as of September 27, 2016 incorporated by reference to Exhibit 10.1 to IRT’s Current Report on Form 8-K filed on September 27, 2016.

10.18.2	Shared Services Agreement, dated December 20, 2016, by and among Independence Realty Trust, Inc. (“IRT ”) and RAIT Financial Trust, incorporated by reference to Exhibit 10.1 to the 12/22/16 Form 8-K.

10.19	Employment Agreement, dated December 20, 2016, by and between IRT and Scott F. Schaeffer, incorporated by reference to Exhibit 10.4 to the 12/22/16 Form 8-K.*

10.20	Employment Agreement, dated December 20, 2016, by and between IRT and James J. Sebra, incorporated by reference to Exhibit 10.5 to the 12/22/16 Form 8-K. *

10.21	Employment Agreement, dated December 20, 2016, by and between IRT and Farrell M. Ender, incorporated by reference to Exhibit 10.6 to the 12/22/16 Form 8-K. *

10.22	Form of 2017 Cash Bonus Award Grant Agreement adopted as of February 28, 2017, incorporated by reference to Exhibit 10.3 to the 2017 Q1 10-Q. *
10.23	Form of 2017 Performance Share Unit Award Grant Agreement adopted as of February 28, 2017, incorporated by reference to Exhibit 10.4 to the 2017 Q1 10-Q. *
10.24	Form of Restricted Stock Award Certificate for Eligible Officers adopted as of February 28, 2017, incorporated by reference to Exhibit 10.5 to the 2017 Q1 10-Q.*
10.25	Form of Restricted Stock Award Certificate for Non-Eligible Officers of IRT adopted as of February 28, 2017, incorporated by reference to Exhibit 10.6 to the 2017 Q1 10-Q.*

EXHIBIT INDEX
10.26	Form of Restricted Stock Award Certificate for Non-Eligible Officers of RAIT Financial Trust adopted as of February 28, 2017, incorporated by reference to Exhibit 10.7 to the 2017 Q1 10-Q.*
10.27.1	HPI Purchase and Sale Agreement dated September 3, 2017, incorporated by reference to Exhibit 10.1 to IRT’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 (the “2017 Q3 10-Q”).
10.27.2	First Amendment to HPI Purchase and Sale Agreement dated September 25, 2017, incorporated by reference to Exhibit 10.2 to the 2017 Q3 10-Q.
10.27.3	Second Amendment to HPI Purchase and Sale Agreement dated October 24, 2017, incorporated by reference to Exhibit 10.3 to the 2017 Q3 10-Q.
12.1	Statements regarding computation of ratios as of December 31, 2017, filed herewith.

21.1	Subsidiaries of IRT, filed herewith.

23.1	Consent of KPMG LLP, filed herewith.

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

99.1	Material U.S. Federal Income Tax Considerations filed herewith.

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

99.5

Combined Statements of Revenue and Certain Expenses of the multi-family properties located in Georgia, Indiana, Louisiana, North Carolina, Ohio, and South Carolina for the six-month period ended June 30, 2017 (unaudited) and for the year ended December 31, 2016 incorporated by reference to exhibit 99.2 to IRT’s Current Report on Form 8-K filed on September 5, 2017.

101

XBRL (eXtensible Business Reporting Language). The following materials, formatted in XBRL: (i) Consolidated Balance Sheets as of December 31, 2017 and December 31, 2016, (ii) Consolidated Statements of Operations for the years ended December 31, 2017, 2016 and 2015. (iii) Consolidated Statements of Equity for the years ended December 31, 2017, 2016 and 2015, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016, and 2015, and (v) notes to the consolidated financial statements as of December 31, 2017, filed herewith.

* Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.

ITEM 16.	Form 10-K Summary
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INDEPENDENCE REALTY TRUST, INC.
Date:	February 23, 2018	By:	/S/ SCOTT F. SCHAEFFER
Scott F. Schaeffer
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/S/ SCOTT F. SCHAEFFER	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 23, 2018
Scott F. Schaeffer

/S/ JAMES J. SEBRA	Chief Financial Officer and Treasurer (Principal Financial Officer)	February 23, 2018
James J. Sebra

/S/ JASON R. DELOZIER	Chief Accounting Officer	February 23, 2018
Jason R. Delozier	(Principal Accounting Officer)

/S/ WILLIAM C. DUNKELBERG	Director	February 23, 2018
William C. Dunkelberg
	Director	February 23, 2018
/s/ Richard Gebert
Richard D. Gebert
	Director	February 23, 2018
/S/ Mack D. Pridgen III
Mack D. Pridgen III
	Director	February 23, 2018
/S/ Richard H. Ross
Richard H. Ross
	Director	February 23, 2018
/S/ DEFOREST B. SOARIES, JR.
DeForest B. Soaries, Jr.

/S/ MELINDA McCLURE	Director	February 23, 2018
Melinda H. McClure