Form 10-Q
period 2018-03-31
INDEPENDENCE REALTY TRUST, INC.
filed 2018-04-30
CIK 1466085

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of April 26, 2018, there were 86,973,397 shares of the Registrant’s common stock issued and outstanding.

INDEPENDENCE REALTY TRUST, INC.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

Independence Realty Trust, Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited and dollars in thousands, except share and per share data)

	As of March 31, 2018	As of December 31, 2017
ASSETS:
Investments in real estate:
Investments in real estate, at cost	$1,638,544	$1,504,156
Accumulated depreciation	(94,001)	(84,097)
Investments in real estate, net	1,544,543	1,420,059
Cash and cash equivalents	10,399	9,985
Restricted cash	5,645	4,634
Accounts receivable and other assets	5,318	7,556
Derivative assets	10,525	7,291
Intangible assets, net of accumulated amortization of $839 and $1,511, respectively	1,449	1,099
Total Assets	$1,577,879	$1,450,624
LIABILITIES AND EQUITY:
Indebtedness, net of unamortized deferred financing costs of $6,118 and $6,198, respectively	$903,286	$778,442
Accounts payable and accrued expenses	17,896	17,216
Accrued interest payable	373	249
Dividends payable	15,754	5,245
Other liabilities	3,580	3,353
Total Liabilities	940,889	804,505
Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized, 0 and 0 shares issued and outstanding, respectively	-	-
Common stock, $0.01 par value; 300,000,000 shares authorized, 86,973,397 and 84,708,551 shares issued and outstanding, including 351,998 and 295,847 unvested restricted common share awards, respectively	868	846
Additional paid-in capital	718,260	703,849
Accumulated other comprehensive income	7,890	4,626
Retained earnings (accumulated deficit)	(97,581)	(85,221)
Total stockholders’ equity	629,437	624,100
Noncontrolling interests	7,553	22,019
Total Equity	636,990	646,119
Total Liabilities and Equity	$1,577,879	$1,450,624

The accompanying notes are an integral part of these consolidated financial statements.

Independence Realty Trust, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited and dollars in thousands, except share and per share data)

	For the Three Months Ended March 31,
	2018	2017
REVENUE:
Rental income	$40,858	$34,737
Tenant reimbursement income	1,607	1,461
Other property income	3,151	2,697
Property management and other income	139	247
Total revenue	45,755	39,142
EXPENSES:
Property operating expenses	18,418	15,992
Property management expenses	1,683	1,538
General and administrative expenses	2,734	2,100
Acquisition and integration expenses	-	122
Depreciation and amortization expense	11,224	7,607
Total expenses	34,059	27,359
Operating income	11,696	11,783
Interest expense	(8,340)	(7,448)
Other income (expense)	144	(5)
Net gains (losses) on sale of assets	-	(85)
Net income:	3,500	4,245
(Income) loss allocated to noncontrolling interest	(88)	(168)
Net income allocable to common shares	$3,412	$4,077
Earnings per share:
Basic	$0.04	$0.06
Diluted	$0.04	$0.06
Weighted-average shares:
Basic	85,303,010	68,787,155
Diluted	85,535,089	68,958,786

The accompanying notes are an integral part of these consolidated financial statements.

Independence Realty Trust, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited and dollars in thousands)

	For the Three Months Ended March 31,
	2018	2017
Net income	$3,500	$4,245
Other comprehensive income:
Change in fair value of interest rate hedges	3,355	296
Realized (gains) losses on interest rate hedges reclassified to earnings	(174)	132
Total other comprehensive income	3,181	428
Comprehensive income before allocation to noncontrolling interests	6,681	4,673
Allocation to noncontrolling interests	(5)	(182)
Comprehensive income	$6,676	$4,491

The accompanying notes are an integral part of these consolidated financial statements.

Independence Realty Trust, Inc. and Subsidiaries

Consolidated Statements of Changes in Equity

(Unaudited and dollars in thousands, except share information)

	Common Shares	Par Value Common Shares	Additional Paid In Capital	Accumulated Other Comprehensive Income	Retained Earnings (Deficit)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance, January 1, 2018	84,708,551	$846	$703,849	$4,626	$(85,221)	$624,100	$22,019	$646,119
Net income	-	-	-	-	3,412	3,412	88	3,500
Other comprehensive income	-	-	-	3,264	-	3,264	(83)	3,181
Stock compensation expense	194,622	1	469	-	-	470	-	470
Issuance of common shares	-	-	-	-	-	-	-	-
Repurchase of shares related to equity award tax withholding	(41,912)	-	(345)	-	-	(345)	-	(345)
Conversion of noncontrolling interest to common shares	2,112,136	21	14,287	-	-	14,308	(14,308)	-
Common dividends declared	-	-	-	-	(15,772)	(15,772)	-	(15,772)
Distribution to noncontrolling interest declared	-	-	-	-	-	-	(163)	(163)
Balance, March 31, 2018	86,973,397	$868	$718,260	$7,890	$(97,581)	$629,437	$7,553	$636,990

The accompanying notes are an integral part of these consolidated financial statements.

Independence Realty Trust, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited and dollars in thousands)

	For the Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net income	$3,500	$4,245
Adjustments to reconcile net income to cash flow from operating activities:
Depreciation and amortization	11,224	7,607
Amortization of deferred financing costs	444	513
Stock compensation expense	470	481
Net (gains) losses on sale of assets	-	85
Change in fair value of derivative instruments	(53)	-
Changes in assets and liabilities:
Accounts receivable and other assets	829	503
Accounts payable and accrued expenses	(633)	(1,020)
Accrued interest payable	124	49
Other liabilities	(67)	(42)
Net cash provided by operating activities	15,838	12,421
Cash flows from investing activities:
Acquisition of real estate properties	(89,297)	(28,700)
Capital expenditures	(4,954)	(2,359)
Cash flow used in investing activities	(94,251)	(31,059)
Cash flows from financing activities:
Proceeds from unsecured credit facility and term loan	90,000	22,000
Credit facility repayments	(4,000)	-
Mortgage principal repayments	(736)	(635)
Distributions on common stock	(5,245)	(12,498)
Distributions to noncontrolling interests	(181)	(520)
Repurchase of shares related to equity award tax withholding	-	(479)
Cash flow provided by financing activities	79,838	7,868
Net change in cash and cash equivalents, and restricted cash	1,425	(10,770)
Cash and cash equivalents, and restricted cash, beginning of period	14,619	26,410
Cash and cash equivalents, and restricted cash, end of the period	$16,044	$15,640

The accompanying notes are an integral part of these consolidated financial statements.

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of March 31, 2018

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

As of March 31, 2018, we own and operate 56 multifamily apartment properties, totaling 15,280 units, across non-gateway U.S markets, including Louisville, Memphis, Atlanta and Raleigh. Our investment strategy is focused on gaining scale within key amenity rich submarkets that offer good school districts, high-quality retail and major employment centers. We aim to provide stockholders with attractive risk-adjusted returns through diligent portfolio management, strong operational performance, and a consistent return through distributions and capital appreciation. We own substantially all of our assets and conduct our operations through Independence Realty Operating Partnership, LP, which we refer to as IROP, of which we are the sole general partner.

As used herein, the terms “we,” “our” and “us” refer to Independence Realty Trust, Inc. and, as required by context, IROP and their subsidiaries.

NOTE 2: Summary of Significant Accounting Policies

a. Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared by management in accordance with generally accepted accounting principles in the United States, or GAAP. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations, although we believe that the included disclosures are adequate to make the information presented not misleading. The unaudited interim consolidated financial statements should be read in conjunction with our audited financial statements as of and for the year ended December 31, 2017 included in our Annual Report on Form 10-K, or the 2017 annual report. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our consolidated financial position and consolidated results of operations and cash flows are included. The results of operations for the interim periods presented are not necessarily indicative of the results for the full year.

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

As of March 31, 2018

(Unaudited and dollars in thousands, except share and per share data)

e. Restricted Cash

Restricted cash includes escrows of our funds held by lenders to fund certain expenditures, such as real estate taxes and insurance, or to be released at our discretion upon the occurrence of certain pre-specified events.  As of March 31, 2018 and December 31, 2017, we had $5,645 and $4,634, respectively, of restricted cash.

f. Accounts Receivable and Allowance for Bad Debts

We make estimates of the collectability of our accounts receivable related to base rents, expense reimbursements and other revenue.  We analyze accounts receivable and historical bad debt levels, tenant credit worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts.  In addition, tenants experiencing financial difficulties are analyzed and estimates are made in connection with expected uncollectible receivables.  Our reported operating results are affected by management’s estimate of the collectability of accounts receivable. For the three months ended March 31, 2018 and 2017, we recorded bad debt expense of $164 and $314, respectively.

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

Allocation of Purchase Price of Acquired Properties

Effective January 1, 2018, FASB ASC Topic 805, “Business Combinations” was amended to clarify the definition of a business by more clearly outlining the requirements for an integrated set of assets and activities to be considered a business and by establishing a practical framework to determine when the integrated set of assets and activities is a business. Prior to January 1, 2018, the properties we acquired were generally considered businesses and were accounted for as business combinations. Subsequent to January 1, 2018, we expect the properties we acquire to generally not be considered businesses and, therefore, to be accounted for as asset acquisitions.

Under business combination accounting, the fair value of the real estate acquired is allocated to the acquired tangible assets, generally consisting of land, building and tenant improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases for acquired in-place leases and the value of tenant relationships, based, in each case, on their fair values.  Transaction costs and fees incurred related to the acquisition are expensed as incurred.  Under asset acquisition accounting, the costs to acquire real estate, including transaction costs related to the acquisition, are accumulated and then allocated to the individual assets and liabilities acquired based upon their relative fair value.  Under both business combination and asset acquisition accounting, transaction costs and fees incurred related to the financing of an acquisition are capitalized and amortized over the life of the related financing.

We estimate the fair value of acquired tangible assets (consisting of land, building and improvements), identified intangible assets (consisting of in-place leases), and assumed debt at the date of acquisition, based on the evaluation of information and estimates available at that date.

The aggregate value of in-place leases is determined by evaluating various factors, including the terms of the leases that are in place and assumed lease-up periods.  During the three months ended March 31, 2018, we acquired in-place leases with a value of $1,641, as part of related property acquisitions that are discussed further in Note 3. The value assigned to this intangible asset is amortized over the assumed lease up period, typically six months. For the three months ended March 31, 2018 and 2017, we recorded $1,291 and $55, respectively, of amortization expense for intangible assets. For the three months ended March 31, 2018 and 2017, we wrote-off intangible assets of $1,963 and $0, respectively. As of March 31, 2018, we expect to record additional amortization expense on current intangible assets of $1,373 for the remainder of 2018.

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of March 31, 2018

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

Depreciation Expense

Depreciation expense for real estate assets is computed using a straight-line method based on a life of 40 years for buildings and improvements and five to ten years for equipment and fixtures. For the three months ended March 31, 2018 and 2017, we recorded $9,931 and $7,552 of depreciation expense, respectively.

h. Revenue and Expenses

Rental Income

We apply FASB ASC Topic 840, “Leases” with respect to our accounting for rental income.  We primarily lease apartments units under operating leases generally with terms of one year or less. Rental payments are generally due monthly and rental revenues are recognized on an accrual basis when earned.

Tenant Reimbursement and Other Property Income

We apply FASB ASC Topic 606, “Revenue from Contracts with Customers” with respect to tenant reimbursement and other property income. Tenant reimbursement income represents reimbursement from tenants for utility charges, while other property income includes cable, parking, trash, late fees, application fees, and other miscellaneous property related income. The performance obligations of providing residents with these services are stipulated within the lease agreement and may be provided over time or at a point in time.  The services provided over time include cable, parking, and trash services, which are generally provided over a monthly period for the term of the respective lease.  The services provided at a point in time include late fees and application fees.  Given the short period of time over which this revenue is then recognized and since payments with respect to tenant reimbursement and other property income are generally due monthly, no contract assets or liabilities have been recognized.

For the three months ended March 31, 2018 and 2017, we recognized revenues of $42 and $51, respectively, related to recoveries of lost rental revenue due to natural disasters and other insurable events from our insurance providers.

Advertising Expenses

For the three months ended March 31, 2018 and 2017, we incurred $533 and $426 of advertising expenses, respectively.

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

As of March 31, 2018

(Unaudited and dollars in thousands, except share and per share data)

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

As of March 31, 2018

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

	As of March 31, 2018		As of December 31, 2017
Financial Instrument	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Cash and cash equivalents	$10,399	$10,399	$9,985	$9,985
Restricted cash	5,645	5,645	4,634	4,634
Derivative assets	10,525	10,525	7,291	7,291

Liabilities
Debt:
Unsecured credit facility	187,789	190,005	101,629	104,005
Term loan	99,106	100,000	99,105	100,000
Mortgages	616,391	589,414	577,708	564,333

k. Deferred Financing Costs

Costs incurred in connection with debt financing are deferred and classified within indebtedness and charged to interest expense over the terms of the related debt agreements, under the effective interest method.

l. Income Taxes

We have elected to be taxed as a REIT beginning with the taxable year ended December 31, 2011.  Accordingly, we recorded no income tax expense for the three months ended March 31, 2018 and 2017.

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

As of March 31, 2018

(Unaudited and dollars in thousands, except share and per share data)

m. Recent Accounting Pronouncements

Below is a brief description of recent accounting pronouncements that could have a material effect on our financial statements.

Adopted Within these Financial Statements

In May 2014, the FASB issued an accounting standard classified under FASB ASC Topic 606, “Revenue from Contracts with Customers”. This accounting standard generally replaces existing guidance by requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This accounting standard applies to all contracts with customers, except those that are within the scope of other Topics in the FASB ASC. Subsequently, the FASB issued amendments to this accounting standard that provided further clarification. These standards amending FASB ASC Topic 606 were effective for annual reporting periods beginning after December 15, 2017. We adopted these accounting standard updates on January 1, 2018 using the modified retrospective approach. A majority of our revenue is derived from real estate lease contracts, which are specifically excluded from the scope of these standards. The portion of our revenue that was impacted by these standards included revenue recorded within the tenant reimbursement income, other property income, and property management and other income captions of our Consolidated Statements of Operations. The adoption of these standards did not have a material impact on our consolidated financial statements and no cumulative effect adjustment was recorded upon adoption.

In August 2016, the FASB issued an accounting standard classified under FASB ASC Topic 230, “Statement of Cash Flows”. This accounting standard provides guidance on eight specific cash flow issues: (i) debt prepayment or debt extinguishment costs; (ii) settlement of zero-coupon debt  instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; (iii) contingent consideration payments made after a business combination; (iv) proceeds from the settlement of insurance claims; (v) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; (vi) distributions received from equity method investees; (vii) beneficial interests in securitization transactions; and (viii) separately identifiable cash flows and application of the predominance principle. Subsequently, the FASB issued amendments to this accounting standard that required companies to include restricted cash and restricted cash equivalents with cash and cash equivalents when reconciling the statement of cash flows. The amendments were effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. We adopted these standards as of January 1, 2018. The adoption of this accounting standard resulted in a decrease in net cash used in investing activities of $57 for the three months ended March 31, 2017.

In January 2017, the FASB issued an accounting standard update under FASB ASC Topic 805, “Business Combinations” that changes the definition of a business to assist entities with evaluating whether a set of transferred assets is a business. As a result, the accounting for acquisitions of real estate could be impacted. The new definition will be applied prospectively to any transactions occurring within the period of adoption. We adopted this standard on January 1, 2018. Management expects that the updated standard will result in fewer acquisitions of real estate meeting the definition of a business and fewer acquisition-related costs being expensed in the period incurred, with these costs instead being capitalized as part of the acquired asset.

In February 2017, the FASB issued an accounting standard update under FASB ASC Topic 610 “Other Income.” The amendments in this update provide guidance for partial sales of nonfinancial assets, including partial sales of real estate. Historically, GAAP contained several different accounting models to evaluate whether the transfer of certain assets qualified for sale treatment. This new standard reduces the number of potential accounting models that might apply and clarifies which model does apply in various circumstances. Partial sales of nonfinancial assets are common in the real estate industry and include transactions in which the seller retains an equity interest in the entity that owns the assets or has an equity interest in the buyer. This update was effective for interim and annual periods beginning after December 15, 2017. We adopted this standard as of January 1, 2018. While this is common in the real estate industry, we have never participated in a transaction of this nature, therefore, the adoption of this accounting standard did not have any impact on our consolidated financial statements.

In May 2017, the FASB issued an accounting standard update under FASB ASC Topic 718, “Compensation – Stock Compensation.” The amendments in this update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. As a result, the accounting for share-based payment award transactions could be impacted. The updated standard was adopted by us on January 1, 2018. The new definition will be applied prospectively to an award modified on or after the adoption date. The adoption of this accounting standard did not have a material impact on our consolidated financial statements.

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of March 31, 2018

(Unaudited and dollars in thousands, except share and per share data)

In August 2017, the FASB issued an accounting standard update under FASB ASC Topic 815, “Derivatives and Hedging.” The amendments in this update provide guidance about the application of the hedge accounting guidance in current GAAP based on the feedback received from preparers, auditors, and other stakeholders. As a result, the accounting for derivatives and hedging transactions could be impacted. The updated standard is effective for us on January 1, 2019 with early adoption permitted. We early adopted this update on October 1, 2017. The adoption of this update did not have a material impact on our consolidated financial statements. In accordance with this accounting standard update, upon adoption, we revised our approach to recognizing interest expense for our interest rate swap that was designated as an off-market cash flow hedge. Rather than record interest expense based on the hypothetical derivative method with differences from actual net settlements reflected as ineffectiveness, we will record actual net settlements to interest expense adjusted for the straight-line amortization of the inception clean value of the hedging instrument over the hedge term. The result will be that no ineffectiveness will be recorded in future periods related to our off-market interest rate swap. Since we entered into the off-market hedging relationship in 2017, no transition entry was necessary upon adoption.

Not Yet Adopted Within these Financial Statements

In February 2016, the FASB issued an accounting standard classified under FASB ASC Topic 842, “Leases”.  For lessees, this accounting standard amends lease accounting by requiring (1) the recognition of lease assets and lease liabilities for those leases classified as operating leases on the balance sheet and (2) additional disclosure about leasing arrangements.  For lessors, the guidance under the new lease standard is substantially similar to existing accounting guidance.  This standard is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years.  Early application of the amendments in this standard is permitted.  Management is currently evaluating the impact that this standard may have on our consolidated financial statements.

NOTE 3: Investments in Real Estate

As of March 31, 2018, our investments in real estate consisted of 56 apartment properties with 15,280 units.  The table below summarizes our investments in real estate:

	As of March 31, 2018	As of December 31, 2017	Depreciable Lives (In years)
Land	$209,164	$193,026	—
Building	1,393,235	1,279,777	40
Furniture, fixtures and equipment	36,145	31,353	5-10
Total investment in real estate	$1,638,544	$1,504,156
Accumulated depreciation	(94,001)	(84,097)
Investments in real estate, net	$1,544,543	$1,420,059

Acquisitions

The below table summarizes the acquisitions for the three months ended March 31, 2018.

Property Name	Date of Purchase	Location	Units	Contract Price
Creekside Corners (1)	1/3/2018	Atlanta, GA	444	$43,901
Hartshire Lakes (1)	1/3/2018	Indianapolis, IN	272	27,597
The Chelsea	1/4/2018	Columbus, OH	312	36,750
Avalon Oaks	2/27/2018	Columbus, OH	235	23,000
Total			1,263	$131,248
(1)

These properties were acquired as the last phase of our acquisition of a nine-community portfolio, totaling 2,352 units, which we agreed to acquire on September 3, 2017 for a total purchase price of $228,144.

The following table summarizes the aggregate fair value of the assets and liabilities associated with the properties acquired during the three-month period ended March 31, 2018, on the date of acquisition.

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of March 31, 2018

(Unaudited and dollars in thousands, except share and per share data)

Description	Fair Value of Assets Acquired During the Three Months Ended March 31, 2018
Assets acquired:
Investments in real estate	$129,598
Accounts receivable and other assets	242
Intangible assets	1,641
Total assets acquired (a)	$131,481
Liabilities assumed:
Indebtedness	$39,362
Accounts payable and accrued expenses	566
Other liabilities	294
Total liabilities assumed	$40,222
Estimated fair value of net assets acquired	$91,259
(a)	Included $241 of property related acquisition costs capitalized during the three months ended March 31, 2018.

NOTE 4: Indebtedness

The following tables contain summary information concerning our indebtedness as of March 31, 2018:

Debt:	Outstanding Principal	Unamortized Discount and Debt Issuance Costs	Carrying Amount	Type	Weighted Average Rate	Weighted Average Maturity (in years)
Unsecured credit facility (1)	$190,005	$(2,216)	$187,789	Floating	3.0%	3.3
Term loan	100,000	(894)	99,106	Floating	3.2%	6.6
Mortgages	619,399	(3,008)	616,391	Fixed	3.8%	5.7
Total Debt	$909,404	$(6,118)	$903,286		3.6%	5.3
(1)	The unsecured credit facility total capacity is $300,000, of which $190,005 was outstanding as of March 31, 2018.

	Original maturities on or before December 31,
Debt:	2018	2019	2020	2021	2022	Thereafter
Unsecured credit facility	$-	$-	$-	$140,005	$50,000	$-
Term loan	-	-	-	-	-	100,000
Mortgages	2,509	5,581	8,726	103,764	74,977	423,842
Total	$2,509	$5,581	$8,726	$243,769	$124,977	$523,842

As of March 31, 2018, we were in compliance with all financial covenants contained in documents governing our indebtedness.

The following table contains summary information concerning our indebtedness as of December 31, 2017:

Debt:	Outstanding Principal	Unamortized Discount and Debt Issuance Costs	Carrying Amount	Type	Weighted Average Rate	Weighted Average Maturity (in years)
Unsecured credit facility (1)	$104,005	$(2,376)	$101,629	Floating	3.0%	3.8
Term loan	100,000	(895)	99,105	Floating	3.2%	6.9
Mortgages	580,635	(2,927)	577,708	Fixed	3.7%	5.8
Total Debt	$784,640	$(6,198)	$778,442		3.6%	5.7
(1)	The secured credit facility total capacity was $300,000, of which $104,005 was outstanding as of December 31, 2017.

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of March 31, 2018

(Unaudited and dollars in thousands, except share and per share data)

On January 3, 2018, in connection with the acquisition of our Hartshire Lakes property, we assumed a $16,000 loan secured by a first mortgage on the property. The loan bears interest at a rate of 4.68% per annum, provides for monthly payments of interest only through January 2019, when principal and interest payments will be due monthly based on a 30-year amortization schedule, and matures January 2025. The loan was recorded at its fair value of $15,936 based on a discounted cash flows valuation technique. As this technique utilizes current credit spreads, which are generally unobservable, this is classified as a Level 3 fair value measurement within the fair value hierarchy.

On January 3, 2018, in connection with the acquisition of our Creekside Corners property, we assumed a $23,500 loan secured by a first mortgage on the property. The loan bears interest at a rate of 4.56% per annum, provides for monthly payments of interest only through January 2019, when principal and interest payments will be due monthly based on a 30-year amortization schedule, and matures January 2025. The loan was recorded at its fair value of $23,426 based on a discounted cash flows valuation technique. As this technique utilizes current credit spreads, which are generally unobservable, this is classified as a Level 3 fair value measurement within the fair value hierarchy.

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

The following table summarizes the aggregate notional amount and estimated net fair value of our derivative instruments as of March 31, 2018 and December 31, 2017:

	As of March 31, 2018			As of December 31, 2017
	Notional	Fair Value of Assets	Fair Value of Liabilities	Notional	Fair Value of Assets	Fair Value of Liabilities
Cash flow hedges:
Interest rate swap	$150,000	$6,211	$—	$150,000	$4,700	$—
Interest rate collar	100,000	4,314	—	50,000	1,297	—
	250,000	10,525		200,000	5,997	—
Freestanding derivatives:
Interest rate collar	$—	$—	—	50,000	1,294	—
Net fair value	$250,000	$10,525	$—	$250,000	$7,291	$—

Interest Rate Swap

On June 24, 2016, we entered into an interest rate swap contract with a notional value of $150,000, a strike rate of 1.145% and a maturity date of June 17, 2021.  We designated this interest rate swap as a cash flow hedge at inception and determined that the hedge is highly effective in offsetting interest rate fluctuations associated with the identified indebtedness. We did not recognize any ineffectiveness associated with this cash flow hedge through April 2017.  On April 17, 2017, in conjunction with the refinance of our credit facility, we restructured our existing interest rate swap to remove the LIBOR floor.  This resulted in a decrease in the strike rate to 1.1325%.  The notional value and maturity date remained the same.  We designated the restructured interest rate swap as a cash flow hedge at inception and determined that the hedge is highly effective in offsetting interest rate fluctuations associated with the identified indebtedness. Upon our early adoption of accounting standard updates to ASC Topic 815, “Derivatives”, ineffectiveness is no longer measured or reported.

Interest Rate Collar

On November 17, 2017, in connection with our new $100,000 unsecured term loan, we purchased an interest rate collar with a notional value of $100,000, a 2.00% cap and 1.25% floor, and a maturity date of November 17, 2024. We designated $50,000 of the

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of March 31, 2018

(Unaudited and dollars in thousands, except share and per share data)

interest rate collar as a cash flow hedge at inception and determined that the hedge is highly effective in offsetting interest rate fluctuations associated with the identified indebtedness. We concluded that this hedging relationship was and will continue to be highly effective using the hypothetical derivative method.

The other $50,000 notional value interest rate collar was accounted for as a freestanding derivative from inception. On January 4, 2018, we designated this other $50,000 notional value interest rate collar as a cash flow hedge and determined that the hedge is highly effective in offsetting interest rate fluctuations associated with the identified indebtedness. During the quarter ended March 31, 2018, we recognized a $52 gain within other income (expense) in our consolidated statements of operations reflecting the change in fair value of the instrument.

Effective interest rate swaps and caps are reported in accumulated other comprehensive income, and the fair value of these hedge agreements is included in other assets or other liabilities.

For our interest rate swap that is considered a highly effective hedge, we reclassified realized gains of $174 to earnings within interest expense for the three months ended March 31, 2018, respectively, and we expect $1,608 to be reclassified out of accumulated other comprehensive income to earnings over the next 12 months.

NOTE 6: Stockholder Equity and Noncontrolling Interests

Stockholder Equity

Effective the first quarter of 2018, we transitioned to a quarterly distribution of cash dividends on our common stock.

On March 13, 2018, our board of directors declared a distribution of $0.18 per share, which was paid on April 20, 2018 to common shareholders of record as of April 4, 2018.

During the three months ended March 31, 2018 and 2017, we also paid $181 and $126, respectively, of dividends on restricted common share awards that vested during the period.

On August 4, 2017, we entered into an At-the-Market Issuance Sales Agreement (the “Sales Agreement”) with various sales agents. Pursuant to the Sales Agreement, we may offer and sell shares of our common stock, $0.01 par value per share, having an aggregate offering price of up to $150,000, from time to time through the sales agents. The sales agents are entitled to compensation in an agreed amount not to exceed 2.0% of the gross sales price per share for any shares sold from time to time under the Sales Agreement. We have no obligation to sell any of the shares under the Sales Agreement and may at any time suspend solicitations and offers under the Sales Agreement.  For the quarter ended March 31, 2018, no shares were issued pursuant to the Sales Agreement and $137,907 remained available for issuance as of March 31, 2018.

Noncontrolling Interest

During the three months ended March 31, 2018, holders of IROP units exchanged 2,112,136 units for 2,112,136 shares of our common stock. Based on the cost basis of the IROP units on the dates of these exchanges, $14,308 was reclassified from noncontrolling interests to stockholders’ equity.

As of March 31, 2018, 899,215 IROP units held by unaffiliated third parties remain outstanding.

On March 13, 2018, our board of directors declared a distribution of $0.18 per unit, which was paid on April 20, 2018 to IROP LP unitholders of record as of April 4, 2018.

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

As of March 31, 2018

(Unaudited and dollars in thousands, except share and per share data)

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

On February 8, 2018, our compensation committee awarded, to our non-executive officer employees, 93,700 restricted stock awards, valued at $8.37 per share, or $784 in the aggregate.  The restricted stock awards vest over a three-year period.  On February 23, 2018, our compensation committee awarded, to our named executive officers, 100,922 restricted stock awards and performance share units, or PSUs as set forth below. The restricted stock awards vest over a four-year period and were valued at $8.67 per share, or $875 in the aggregate. The number of PSUs earned will be based on attainment of certain performance criteria over a three-year period, with 454,151 PSUs granted for achieving the maximum performance criteria. The aggregate grant date fair value of the PSUs was $2,513.

NOTE 8: Related Party Transactions and Arrangements

On December 20, 2016, we completed our management internalization, which provided for transactions that changed us from being externally managed by our former advisor to being internally managed and separated us from RAIT.  The management internalization consisted of two parts: (i) our acquisition of our former advisor, which was a subsidiary of RAIT, and (ii) our acquisition of substantially all of the assets and the assumption of certain liabilities relating to the multifamily property management business of RAIT, including property management contracts relating to apartment properties owned by us, RAIT and third parties. Also, pursuant to the internalization agreement, on October 5, 2016, we repurchased all of the 7,269,719 shares of our common stock owned by certain of RAIT’s subsidiaries and retired these shares.

Subsequent to our management internalization, from December 21, 2016 through June 20, 2017 we were party to a shared services agreement whereby RAIT provided us with certain back office services. For the three months ended March 31, 2018 and 2017, we incurred costs of $0 and $387, respectively, with respect to this shared services agreement which are included within general and administrative expenses in our consolidated statements of operations.

Subsequent to our management internalization, we are party to property management agreements with RAIT under which we provide property management services to RAIT owned properties. For the three months ended March 31, 2018 and 2017, we earned property management fees from RAIT of $23 and $137, respectively.

As of March 31, 2018 and December 31, 2017, we had no payables to or receivables from RAIT for shared service fees or property management fees.

NOTE 9: Earnings Per Share

The following table presents a reconciliation of basic and diluted earnings per share for the three months ended March 31, 2018 and 2017:

	For the Three Months Ended March 31,
	2018	2017
Net income	$3,500	$4,245
(Income) loss allocated to non-controlling interests	(88)	(168)
Net income allocable to common shares	3,412	4,077
Weighted-average shares outstanding—Basic	85,303,010	68,787,155
Weighted-average shares outstanding—Diluted	85,535,089	68,958,786
Earnings per share—Basic	$0.04	$0.06
Earnings per share—Diluted	$0.04	$0.06

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of March 31, 2018

(Unaudited and dollars in thousands, except share and per share data)

Certain IROP units, stock appreciation rights, or SARs, and unvested restricted shares were excluded from the earnings per share computation because their effect would have been anti-dilutive, totaling 992,680 and 2,916,098 for the three months ended March 31, 2018 and 2017, respectively.

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

The risk factors discussed and identified in Item 1A of our 2017 Annual Report on Form 10-K, this Report and in other of our public filings with the SEC, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements. We caution you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. Except to the extent required by applicable law or regulation, we undertake no obligation to update these forward-looking statements to reflect events or circumstances after the date of this filing or to reflect the occurrence of unanticipated events.

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

We seek to acquire and operate apartment properties that:

•	have stable occupancy;

•	are located in submarkets that we do not expect will experience substantial new apartment construction in the foreseeable future;

•	in appropriate circumstances, present opportunities for repositioning or updating through capital expenditures when we see opportunities for increased rents; and

•	present opportunities to apply tailored marketing and management strategies to attract and retain residents and enable rent increases.

Property Portfolio

As of March 31, 2018, we owned 56 multifamily apartment properties, totaling 15,280 units.  Below is a summary of our property portfolio by market.

(Dollars in thousands, except per unit data)	As of March 31, 2018			For the Three Months Ended March 31, 2018
Market	Units	Gross Real Estate Assets	Period End Occupancy	Average Effective Monthly Rent per Unit	Net Operating Income	% of NOI
Atlanta, GA (a)	1,536	$181,483	92.6%	$1,072	$3,212	11.8%
Louisville, KY (b)	1,710	182,262	91.4%	951	2,920	10.7%
Raleigh - Durham, NC (c)	1,372	183,491	91.3%	1,102	2,825	10.4%
Memphis, TN	1,383	138,242	96.3%	1,022	2,495	9.2%
Columbus, OH	1,315	124,730	95.7%	925	1,831	6.7%
Oklahoma City, OK	1,658	73,902	94.6%	639	1,706	6.3%
Indianapolis, IN	916	88,416	94.2%	933	1,536	5.6%
Dallas, TX	734	85,601	97.3%	1,146	1,482	5.4%
Charleston, SC	518	79,159	94.8%	1,295	1,134	4.2%
Little Rock, AR	462	54,516	93.1%	985	856	3.1%
Orlando, FL	297	47,721	95.0%	1,404	829	3.0%
Greenville, SC	346	48,269	96.2%	1,079	734	2.7%
Chicago, IL	370	29,490	93.2%	1,017	606	2.2%
Austin, TX	300	35,639	93.7%	1,275	600	2.2%
Charlotte, NC	208	41,771	90.9%	1,436	587	2.2%
Asheville, NC	252	28,346	94.8%	1,074	568	2.1%
Myrtle Beach, SC	340	30,259	95.3%	902	545	2.0%
Wilmington, NC	288	30,388	96.2%	831	527	1.9%
Tampa-St. Petersburg, FL	216	29,889	93.5%	1,223	482	1.8%
Chattanooga, TN	295	26,081	94.9%	960	445	1.6%
St. Louis, MO	152	33,048	95.4%	1,374	422	1.6%
Huntsville, AL	178	16,227	96.6%	858	298	1.1%
Jackson, MS	170	21,161	91.2%	1,148	291	1.1%
Baton Rouge, LA	264	28,453	65.5%	1,073	267	1.0%
Total/Weighted Average	15,280	$1,638,544	93.5%	$1,004	$27,198	100.0%
(a)	This market includes properties with value add initiatives. Excluding these properties, period end occupancy would be 94.3%.
(b)	This market includes properties with value add initiatives. Excluding these properties, period end occupancy would be 93.2%.
(c)	This market includes a property with value add initiatives. Excluding this property, period end occupancy would be 94.6%.

As of March 31, 2018, our same-store portfolio consisted of 42 multifamily properties totaling 11,677 units.  Our non-same store portfolio consisted of 14 properties totaling 3,603 units.  See “Non-GAAP Financial Measures” below for our definition of same store and definitions and reconciliations related to our net operating income and net operating income margin.

Property Operations

During the three months ended March 31, 2018, we saw solid operating fundamentals.  On a same-store basis, our total revenues were up 2.0% as compared to the first quarter of 2017, driven by higher average effective monthly rents and higher average occupancy.  Revenue growth was especially strong in the Atlanta, GA, Memphis, TN, Orlando, FL and Columbus, OH, markets driven by steady occupancy and higher average effective rent per unit in the first quarter of 2018 as compared to the first quarter of 2017.

Same-store net operating income increased 2.0% during the first quarter of 2018 as compared to the same period in the prior year, driven by higher revenues and operating expenses that increased just 2.1% due to our continued focus on expense management. Our same store properties incurred $0.1 million of one-time casualty expenses associated with the hard winter conditions during the start of 2018.

Property Acquisitions

During the three months ended March 31, 2018, we acquired four properties. On January 3, 2018, IRT completed the acquisition of two communities representing the completion of the nine-property portfolio acquisition initially announced in September 2017. In whole, the nine-community portfolio totaled 2,352 units and was acquired for a gross purchase price of $228.1 million. IRT assumed $58.5 million of property level debt in association with three of the acquired assets. On January 4, 2018, IRT completed the acquisition of a 312-unit community located in Columbus, OH for approximately $36.8 million. On February 27, 2018, IRT completed the acquisition of a 235-unit community located in Columbus, OH for approximately $23.0 million.

Results of Operations

Three Months Ended March 31, 2018 compared to the Three Months Ended March 31, 2017

	SAME STORE PROPERTIES				NON SAME STORE PROPERTIES				CONSOLIDATED
(Dollars in thousands)	Three Months Ended March 31,				Three Months Ended March 31,				Three Months Ended March 31,
	2018	2017	Increase (Decrease)	% Change	2018	2017	Increase (Decrease)	% Change	2018	2017	Increase (Decrease)	% Change
Revenue:
Rental income	$32,298	$31,762	$536	1.7%	$8,560	$2,975	$5,585	187.7%	$40,858	$34,737	$6,121	17.6%
Reimbursement and other income	3,895	3,719	176	4.7%	863	439	424	96.6%	4,758	4,158	600	14.4%
Total revenue	36,193	35,481	712	2.0%	9,423	3,414	6,009	176.0%	45,616	38,895	6,721	17.3%
Expenses:
Real estate operating expenses	14,570	14,273	297	2.1%	3,848	1,719	2,129	123.9%	18,418	15,992	2,426	15.2%
Net Operating Income	$21,623	$21,208	$415	2.0%	$5,575	$1,695	$3,880	228.9%	$27,198	$22,903	$4,295	18.8%

Other Income:
Property management and other income									139	247	(108)	-43.7%
Total other income									139	247	(108)	-43.7%
Corporate and other expenses:
Property management expenses									1,683	1,538	145	9.4%
General and administrative expenses									2,734	2,100	634	30.2%
Acquisition and integration expenses									-	122	(122)	NM
Depreciation and amortization expense									11,224	7,607	3,617	47.5%
Total corporate and other expenses									15,641	11,367	4,274	37.6%
Operating Income									11,696	11,783	(87)	-0.7%
Interest expense									(8,340)	(7,448)	(892)	-12.0%
Other income (expense)									144	(5)	149	N/M
Net gains (losses) on sale of assets									-	(85)	85	NM
Net income									3,500	4,245	(745)	-17.55%
(Income) loss allocated to noncontrolling interests									(88)	(168)	80	47.6%
Net income available to common shares									$3,412	$4,077	$(665)	-16.31%

Revenue

Rental income. Rental revenue increased $6.1 million to $40.9 million for the three months ended March 31, 2018 from $34.7 million for the three months ended March 31, 2017. The increase was primarily attributable to a $0.5 million increase in same store rental income driven by a $15 increase in average effective monthly rents and a 0.5% increase in occupancy compared to the prior year period and a $5.6 million increase in non-same store rental income. The non-same store increase was due to the number of properties included in each period being different as a result of the timing of property sales and acquisitions.

Reimbursement and other income. Reimbursement and other income increased $0.6 million to $4.8 million for the three months ended March 31, 2018 from $4.2 million for the three months ended March 31, 2017. The increase was primarily due to a $0.2 million increase in same store reimbursement and other income and a $0.4 million increase in non-same store rental income. The same store increase was attributable to our continued focus on driving non-rental revenue and fee income. The non-same store increase was due to the number of properties included in each period being different as a result of the timing of property sales and acquisitions.

Property management income. Property management income was $0.1 million for the three months ended March 31, 2018 compared to $0.2 million for the three months ended March 31, 2017.  This decrease was due to lower third party property management income as we managed fewer third-party properties in the three months ended March 31, 2018 than we did in the three months ended March 31, 2017.

Expenses

Real estate operating expenses. Property operating expenses increased $2.4 million to $18.4 million for the three months ended March 31, 2018 from $16.0 million for the three months ended March 31, 2017. This is primarily attributable to a $2.1 million increase in the non-same store portfolio due to the number of properties included in each period being different as a result of the timing of property sales and acquisitions.

Property management expenses. Property management expenses increased $0.1 million to $1.7 million for the three months ended March 31, 2018 from $1.5 million for the three months ended March 31, 2017.

General and administrative expenses. General and administrative expenses increased $0.6 million to $2.7 million for the three months ended March 31, 2018 from $2.1 million for the three months ended March 31, 2017. In the first quarter of 2017, we paid $0.4 million of shared service fees to our former advisor. These fees included certain transitional services such as information technology, human resources, insurance, investor relations, legal, tax and accounting. The $0.4 million shared service fee was offset by a $0.8 million increase in compensation expense and a $0.1 million increase in professional fees.

Acquisition and integration expenses. Acquisition and integration expenses were $0.1 million for the three months ended March 31, 2017. Acquisitions costs related to properties acquired during the three months ended March 31, 2018 were capitalized because the acquisitions were accounted for as asset acquisitions rather than business combinations.

Depreciation and amortization expense. Depreciation and amortization expense increased $3.6 million to $11.2 million for the three months ended March 31, 2018 from $7.6 million for the three months ended March 31, 2017. The increase was primarily attributable to $1.3 million of in-place lease intangible amortization recognized during the three months ended March 31, 2018 related to 2017 and 2018 property acquisitions and a $2.3 million increase in depreciation expense due to property acquisitions during 2017 and 2018.

Interest expense. Interest expense increased $0.9 million to $8.3 million for the three months ended March 31, 2018 from $7.4 million for the three months ended March 31, 2017. The increase was primarily due a $118.0 million increase in our credit facility over the last twelve months.

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

CFFO is a computation made by analysts and investors to measure a real estate company’s operating performance by removing the effect of items that do not reflect ongoing property operations, including stock compensation expense, depreciation and amortization of other items not included in FFO, amortization of deferred financing costs, acquisition and integration expenses, and other non-cash or non-operating gains or losses related to items such as defeasance costs we incur when we sell a property subject to secured debt, asset sales, debt extinguishments, and acquisition related debt extinguishment expenses from the determination of FFO.

Our calculation of CFFO differs from the methodology used for calculating CFFO by certain other REITs and, accordingly, IRT’s CFFO may not be comparable to CFFO reported by other REITs. Our management utilizes FFO and CFFO as measures of IRT’s operating performance, and believes they are also useful to investors, because they facilitate an understanding of IRT’s operating performance after adjustment for certain non-cash or non-operating items that are required by GAAP to be expensed but may not necessarily be indicative of current operating performance and that may not accurately compare IRT’s operating performance between periods. Furthermore, although FFO, CFFO and other supplemental performance measures are defined in various ways throughout the REIT industry, we believe that FFO and CFFO may provide IRT and our investors with an additional useful measure to compare IRT’s financial performance to certain other REITs. Neither FFO nor CFFO is equivalent to net income or cash generated from operating activities determined in accordance with GAAP. Furthermore, FFO and CFFO do not represent amounts available for management’s discretionary use because of needed capital replacement or expansion, debt service obligations or other commitments or uncertainties. Neither FFO nor CFFO should be considered as an alternative to net income as an indicator of IRT’s operating performance or as an alternative to cash flow from operating activities as a measure of IRT’s liquidity.

Set forth below is a reconciliation of net income to FFO and CFFO for the three months ended March 31, 2018 and 2017 (in thousands, except share and per share information):

	For the Three Months Ended March 31, 2018		For the Three Months Ended March 31, 2017
	Amount	Per Share (1)	Amount	Per Share (2)
Funds From Operations (FFO):
Net income	$3,500	$0.04	$4,245	$0.06
Adjustments:
Real estate depreciation and amortization	11,201	0.12	7,595	0.11
Net (gains) losses on sale of assets excluding defeasance costs	-	-	85	-
Funds From Operations (FFO)	$14,701	$0.17	$11,925	$0.17
Core Funds From Operations (CFFO):
Funds From Operations (FFO)	$14,701	$0.17	$11,925	$0.17
Adjustments:
Stock compensation expense	470	0.01	388	-
Amortization of deferred financing costs	444	0.01	519	0.01
Acquisition and integration expenses	-	-	122	-
Other depreciation and amortization	23	-	12	-
Other expense (income)	(52)	(0.01)	-	-
Core Funds From Operations (CFFO)	$15,586	$0.18	$12,966	$0.18

(1)	Based on 87,466,518 weighted-average shares and units outstanding for the three months ended March 31, 2018.
(2)	Based on 71,656,205 weighted-average shares and units outstanding for the three months ended March 31, 2017.

Same Store Portfolio Net Operating Income

We believe that Net Operating Income (“NOI”), a non-GAAP measure, is a useful measure of IRT’s operating performance. IRT defines NOI as total property revenues less total property operating expenses, excluding interest expenses, depreciation and amortization, acquisition expenses, property management expenses, and general and administrative expenses. Other REITs may use different methodologies for calculating NOI, and accordingly, our NOI may not be comparable to other REITs. We believe that this measure provides an operating perspective not immediately apparent from GAAP operating income or net income. We use NOI to evaluate our performance on a same store and non-same store basis because NOI measures the core operations of property performance by excluding corporate level expenses, financing expenses, and other items not related to property operating performance and captures trends in rental housing and property operating expenses. However, NOI should only be used as an alternative measure of our financial performance.

We review our same store properties or portfolio at the beginning of each calendar year.  Properties are added into the same store portfolio if they were owned at the beginning of the previous year.  Properties that have been sold or are classified as held for sale are excluded from the same store portfolio.

Set forth below is a reconciliation of same store net operating income to net income available to common shares for the three months ended March 31, 2018 and 2017 (in thousands, except per unit data):

	Three Months Ended March 31, (a)
	2018	2017	% change
Revenue:
Rental income	$32,298	$31,762	1.7%
Reimbursement and other income	3,895	3,719	4.7%
Total revenue	36,193	35,481	2.0%
Operating Expenses
Real estate taxes	4,615	4,381	5.3%
Property insurance	808	820	-1.5%
Personnel expenses	3,440	3,400	1.2%
Utilities	2,348	2,223	5.6%
Repairs and maintenance	1,009	1,233	-18.2%
Contract services	1,094	1,043	4.9%
Advertising expenses	429	382	12.3%
Casualty expense (income)	79	(1)	N/M
Other expenses	748	792	-5.6%
Total operating expenses	14,570	14,273	2.1%
Net operating income	$21,623	$21,208	2.0%
NOI Margin	59.7%	59.8%	0.0%
Average Occupancy	94.4%	93.9%	0.5%
Average effective monthly rent, per unit	$1,020	$1,005	1.5%
Reconciliation of Same-Store Net Operating Income to Net Income
Same-store portfolio net operating income	$21,623	$21,208
Non same-store net operating income	5,575	1,695
Property management income	139	247
Property management expenses	(1,683)	(1,538)
General and administrative expenses	(2,734)	(2,100)
Acquisition and integration expenses	-	(122)
Depreciation and amortization	(11,224)	(7,607)
Interest expense	(8,340)	(7,448)
Other income (expense)	144	(5)
Net gains (losses) on sale of assets	-	(85)
Net income	$3,500	$4,245
(a)	Same store portfolio for the three months ended March 31, 2018 and 2017 included 42 properties containing 11,677 units.

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

Our primary cash requirements are to:

•	make investments and fund the associated costs, including those related to value add initiatives;
•	repay our indebtedness;
•	pay our operating expenses; and
•

distribute a minimum of 90% of our REIT taxable income (determined without regard to the deduction for dividends paid and excluding net capital gain) and to make investments in a manner that enables us to maintain our qualification as a REIT.

We intend to meet these liquidity requirements primarily through a combination of one or more of the following:

•	the use of our cash and cash equivalent of $10.4 million as of March 31, 2018;
•	existing and future financing secured directly or indirectly by the apartment properties in our portfolio;
•	cash generated from operating activities;
•	net cash proceeds from property sales implementing our capital recycling strategy and other sales;
•	proceeds from the sales of our common stock and other equity securities, including common stock that may be sold under our at-the-market program; and
•	advances under our unsecured credit facility.

Cash Flows

As of March 31, 2018 and 2017, we maintained cash and cash equivalents, and restricted cash of approximately $16.0 million and $15.6 million, respectively. Our cash and cash equivalents were generated from the following activities (dollars in thousands):

	For the Three Months Ended March 31,
	2018	2017
Cash flow provided by operating activities	$15,838	$12,421
Cash flow (used in) provided by investing activities	(94,251)	(31,059)
Cash flow (used in) provided by financing activities	79,838	7,868
Net change in cash and cash equivalents, and restricted cash	1,425	(10,770)
Cash and cash equivalents, and restricted cash, beginning of period	14,619	26,410
Cash and cash equivalents, and restricted cash, end of the period	$16,044	$15,640

The increase in our cash flow from operating activities during the three months ended March 31, 2018 was primarily driven by the increase in the number of properties in our property portfolio.

Our cash outflow from investing activities during the three months ended March 31, 2018 was primarily due to four property acquisitions. Our cash outflow from investing activities during the three months ended March 31, 2017 was primarily due to the acquisition of one property.

Our cash inflow from financing activities during the three months ended March 31, 2018 was primarily due to draws on our credit facility related to the acquisitions of four properties. Our cash inflow from financing activities during the three months ended March 31, 2017 was primarily due to a draw on our credit facility for one property acquisition.

As a REIT, we evaluate our dividend coverage based on our cash flow from operating activities, excluding acquisition and integration expenses and changes in other assets and liabilities.  During the three months ended March 31, 2018, we paid distributions to our common stockholders and noncontrolling interests of $5.4 million and generated cash flow from operating activities excluding changes in other assets and liabilities of $15.6 million.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements during the three months ended March 31, 2018 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our interests.

Critical Accounting Estimates and Policies

Our 2017 Annual Report on Form 10-K contains a discussion of our critical accounting policies. On January 1, 2018, we adopted several new accounting pronouncements and revised our accounting policies as described in Note 2 to the Consolidated Financial Statements included in Part I, Item 1 of this report. Management discusses our critical accounting policies and management’s judgments and estimates with the audit committee of our board of directors.

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

There have been no material changes in quantitative and qualitative market risks during the three months ended March 31, 2018 from the disclosures included in our 2017 Annual Report on Form 10-K.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting or in other factors during the quarter ended March 31, 2018, that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

There have not been any material changes from the risk factors previously disclosed in Item 1A—“Risk Factors” in our 2017 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

As of December 31, 2017, 3,011,351 common units of limited partnership (“OP Units”) of IROP were outstanding.  We have entered into exchange agreements with the holders of OP Units that contain terms and conditions under which the holders may tender their OP Units to IROP in exchange for cash in an amount, per unit, equal to the market price of our common stock (based on a trailing average market price computation) at the time of the exchange or, at our option and in lieu of cash, for a number of shares of common stock equal to the number of OP Units tendered for exchange.  During the three months ended March 31, 2018, 2,112,136 OP Units were tendered for exchange and we satisfied the exchanges through the issuance of 2,112,136 shares of common stock. These exchanges occurred on the following dates: (i) 186,717 OP Units exchanged on January 3, 2018 and (ii) 1,925,419 OP Units exchanged on March 1, 2018. No underwriters were involved with such issuances, and the issuances were exempt from registration pursuant to Section 4(a)(2) of the Securities Act.  As of March 31, 2018, 899,215 OP Units held by unaffiliated third parties were outstanding.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

12.1	Statements regarding computation of ratios as of March 31, 2018, filed herewith.

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

101

XBRL (eXtensible Business Reporting Language). The following materials, formatted in XBRL: (i) Consolidated Balance Sheets as of March 31, 2018 and December 31, 2017, (ii) Consolidated Statements of Operations for the three months ended March 31, 2018 and 2017, (iii) Consolidated Statement of Comprehensive Income for the three months ended March 31, 2018 and 2017, (iv) Consolidated Statements of Changes in Equity for the three months ended March 31, 2018, (v)

Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and 2017 and (vi) notes to the consolidated financial statements as of March 31, 2018.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Independence Realty Trust, Inc.

Date: April 30, 2018	By:	/s/ Scott f. Schaeffer
Scott F. Schaeffer
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: April 30, 2018	By:	/s/ James J. Sebra
James J. Sebra
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: April 30, 2018	By:	/s/ Jason R. Delozier
Jason R. Delozier
Chief Accounting Officer
(Principal Accounting Officer)