Form 10-Q
period 2018-06-30
INDEPENDENCE REALTY TRUST, INC.
filed 2018-08-02
CIK 1466085

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of July 31, 2018 there were 87,656,356 shares of the Registrant’s common stock issued and outstanding.

INDEPENDENCE REALTY TRUST, INC.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

Independence Realty Trust, Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited and dollars in thousands, except share and per share data)

	As of June 30, 2018	As of December 31, 2017
ASSETS:
Investments in real estate:
Investments in real estate, at cost	$1,496,591	$1,504,156
Accumulated depreciation	(91,426)	(84,097)
Investments in real estate, net	1,405,165	1,420,059
Real estate held for sale (see Note 3)	141,132	-
Cash and cash equivalents	10,896	9,985
Restricted cash	7,051	4,634
Accounts receivable and other assets	6,712	7,556
Derivative assets	11,755	7,291
Intangible assets, net of accumulated amortization of $1,880 and $1,511, respectively	406	1,099
Total Assets	$1,583,117	$1,450,624
LIABILITIES AND EQUITY:
Indebtedness, net of unamortized deferred financing costs of $5,802 and $6,198, respectively	$911,772	$778,442
Accounts payable and accrued expenses	24,173	17,216
Accrued interest payable	423	249
Dividends payable	15,922	5,245
Other liabilities	3,520	3,353
Total Liabilities	955,810	804,505
Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized, 0 and 0 shares issued and outstanding, respectively	-	-
Common stock, $0.01 par value; 300,000,000 shares authorized, 87,044,121 and 84,708,551 shares issued and outstanding, including 318,422 and 295,847 unvested restricted common share awards, respectively	870	846
Additional paid-in capital	719,656	703,849
Accumulated other comprehensive income	9,103	4,626
Retained earnings (accumulated deficit)	(109,762)	(85,221)
Total stockholders’ equity	619,867	624,100
Noncontrolling interests	7,440	22,019
Total Equity	627,307	646,119
Total Liabilities and Equity	$1,583,117	$1,450,624

The accompanying notes are an integral part of these consolidated financial statements.

Independence Realty Trust, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited and dollars in thousands, except share and per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
REVENUE:
Rental income	$41,675	$35,176	$82,533	$69,913
Tenant reimbursement income	1,594	1,398	3,201	2,859
Other property income	3,465	2,857	6,616	5,554
Property management and other income	155	130	294	377
Total revenue	46,889	39,561	92,644	78,703
EXPENSES:
Property operating expenses	18,703	15,918	37,121	31,910
Property management expenses	1,592	1,444	3,275	2,982
General and administrative expenses	2,872	2,706	5,606	4,806
Acquisition and integration expenses	-	265	-	387
Depreciation and amortization expense	11,583	8,011	22,807	15,618
Total expenses	34,750	28,344	68,809	55,703
Operating income	12,139	11,217	23,835	23,000
Interest expense	(8,594)	(7,162)	(16,934)	(14,610)
Other income (expense)	-	(12)	144	(17)
Net gains (losses) on sale of assets	-	16,050	-	15,965
Gains (losses) on extinguishment of debt	-	(572)	-	(572)
Net income (loss):	3,545	19,521	7,045	23,766
(Income) loss allocated to noncontrolling interest	(36)	(782)	(124)	(950)
Net income (loss) allocable to common shares	$3,509	$18,739	$6,921	$22,816
Earnings (loss) per share:
Basic	$0.04	$0.27	$0.08	$0.33
Diluted	$0.04	$0.27	$0.08	$0.33
Weighted-average shares:
Basic	86,644,716	68,832,855	85,978,431	68,810,131
Diluted	86,908,978	68,943,869	86,208,502	69,007,862

The accompanying notes are an integral part of these consolidated financial statements.

Independence Realty Trust, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited and dollars in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Net income (loss)	$3,545	$19,521	$7,045	$23,766
Other comprehensive income (loss):
Change in fair value of interest rate hedges	1,532	(706)	4,887	(410)
Realized (gains) losses on interest rate hedges reclassified to earnings	(306)	59	(480)	191
Total other comprehensive income	1,226	(647)	4,407	(219)
Comprehensive income (loss) before allocation to noncontrolling interests	4,771	18,874	11,452	23,547
Allocation to noncontrolling interests	(49)	(764)	(54)	(946)
Comprehensive income (loss)	$4,722	$18,110	$11,398	$22,601

The accompanying notes are an integral part of these consolidated financial statements.

Independence Realty Trust, Inc. and Subsidiaries

Consolidated Statements of Changes in Equity

(Unaudited and dollars in thousands, except share information)

	Common Shares	Par Value Common Shares	Additional Paid In Capital	Accumulated Other Comprehensive Income	Retained Earnings (Deficit)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance, January 1, 2018	84,708,551	$846	$703,849	$4,626	$(85,221)	$624,100	$22,019	$646,119
Net income (loss)	-	-	-	-	6,921	6,921	124	7,045
Other comprehensive income	-	-	-	4,477	-	4,477	(70)	4,407
Stock compensation expense	200,490	2	1,402	-	-	1,404	-	1,404
Issuance of common shares	61,656	1	455			456		456
Repurchase of shares related to equity award tax withholding	(38,712)	-	(337)	-	-	(337)	-	(337)
Conversion of noncontrolling interest to common shares	2,112,136	21	14,287	-	-	14,308	(14,308)	-
Common dividends declared	-	-	-	-	(31,462)	(31,462)	-	(31,462)
Distribution to noncontrolling interest declared	-	-	-	-	-	-	(325)	(325)
Balance, June 30, 2018	87,044,121	$870	$719,656	$9,103	$(109,762)	$619,867	$7,440	$627,307

The accompanying notes are an integral part of these consolidated financial statements.

Independence Realty Trust, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited and dollars in thousands)

	For the Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$7,045	$23,766
Adjustments to reconcile net income (loss) to cash flow from operating activities:
Depreciation and amortization	22,807	15,618
Amortization of deferred financing costs	769	878
Stock compensation expense	1,404	1,126
Net (gains) losses on sale of assets	-	(15,965)
(Gains) losses on extinguishment of debt	-	572
Change in fair value of derivative instruments	(57)	-
Changes in assets and liabilities:
Accounts receivable and other assets	(510)	(517)
Accounts payable and accrued expenses	4,192	2,839
Accrued interest payable	174	(302)
Other liabilities	(127)	18
Net cash provided by (used in) operating activities	35,697	28,033
Cash flows from investing activities:
Disposition of real estate properties	-	34,611
Acquisition of real estate properties	(89,547)	(84,417)
Capital expenditures	(15,256)	(5,728)
Cash flow (used in) provided by investing activities	(104,803)	(55,534)
Cash flows from financing activities:
Proceeds from unsecured credit facility	99,000	63,190
Unsecured credit facility repayments	(4,000)	(21,000)
Mortgage principal repayments	(1,566)	(1,291)
Payments for deferred financing costs	(9)	(1,166)
Proceeds from issuance of common stock	456	-
Distributions on common stock	(20,838)	(24,887)
Distributions to noncontrolling interests	(272)	(1,036)
Repurchase of shares related to equity award tax withholding	(337)	(758)
Cash flow provided by (used in) financing activities	72,434	13,052
Net change in cash and cash equivalents, and restricted cash	3,328	(14,449)
Cash and cash equivalents, and restricted cash, beginning of period	14,619	26,410
Cash and cash equivalents, and restricted cash, end of the period	$17,947	$11,961
Reconciliation of cash, cash equivalents, and restricted cash to the Consolidated Balance Sheet
Cash and cash equivalents	$10,896	$6,271
Restricted cash	7,051	5,690
Total cash, cash equivalents, and restricted cash, end of period	$17,947	$11,961

The accompanying notes are an integral part of these consolidated financial statements.

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of June 30, 2018

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

As of June 30, 2018, we own and operate 56 multifamily apartment properties, totaling 15,280 units, across non-gateway U.S markets, including Atlanta, Louisville, Memphis, and Raleigh. Our investment strategy is focused on gaining scale within key amenity rich submarkets that offer good school districts, high-quality retail and major employment centers. We aim to provide stockholders with attractive risk-adjusted returns through diligent portfolio management, strong operational performance, and a consistent return through distributions and capital appreciation. We own substantially all of our assets and conduct our operations through Independence Realty Operating Partnership, LP, which we refer to as IROP, of which we are the sole general partner.

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

As of June 30, 2018

(Unaudited and dollars in thousands, except share and per share data)

e. Restricted Cash

Restricted cash includes escrows of our funds held by lenders to fund certain expenditures, such as real estate taxes and insurance, or to be released at our discretion upon the occurrence of certain pre-specified events.  As of June 30, 2018 and December 31, 2017, we had $7,051 and $4,634, respectively, of restricted cash.

f. Accounts Receivable and Allowance for Bad Debts

We make estimates of the collectability of our accounts receivable related to base rents, expense reimbursements and other revenue.  We analyze accounts receivable and historical bad debt levels, tenant credit worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts.  In addition, tenants experiencing financial difficulties are analyzed and estimates are made in connection with expected uncollectible receivables.  Our reported operating results are affected by management’s estimate of the collectability of accounts receivable. For the three months ended June 30, 2018 and 2017, we recorded bad debt expense of $(115) and $255, respectively. For the six months ended June 30, 2018 and 2017, we recorded bad debt expense of $49 and $569, respectively.

g. Investments in Real Estate

Investments in real estate are recorded at cost less accumulated depreciation. Costs that both add value and appreciably extend the useful life of an asset are capitalized. Expenditures for repairs and maintenance are expensed as incurred.

Investments in real estate are classified as held for sale in the period in which certain criteria are met including when management commits to a plan to sell, an active program to locate a buyer has been initiated, the sale is probable, and actions required to complete the plan of sale indicate that it is unlikely that significant changes to the plan of sale will be made or the plan of sale will be withdrawn.

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

The aggregate value of in-place leases is determined by evaluating various factors, including the terms of the leases that are in place and assumed lease-up periods.  During the three and six months ended June 30, 2018, we acquired in-place leases with a value of $0 and $1,641, respectively, as part of related property acquisitions that are discussed further in Note 3. The value assigned to this intangible asset is amortized over the assumed lease up period, typically six months. For the three and six months ended June 30, 2018, we recorded $1,044 and $2,336, respectively, of amortization expense for intangible assets. For the three and six months ended June 30, 2017, we recorded $193 and $248, respectively, of amortization expense for intangible assets. For the three and six months

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of June 30, 2018

(Unaudited and dollars in thousands, except share and per share data)

ended June 30, 2018, we wrote-off intangible assets of $0 and $1,963, respectively. For the three and six months ended June 30, 2017, we did not write-off any intangible assets. As of June 30, 2018, we expect to record additional amortization expense on current in-place intangible assets of $325 for the remainder of 2018.

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

Depreciation Expense

Depreciation expense for real estate assets is computed using a straight-line method based on a life of 40 years for buildings and improvements and five to ten years for equipment and fixtures. For the three and six months ended June 30, 2018, we recorded $10,539 and $20,471 of depreciation expense, respectively. For the three and six months ended June 30, 2017, we recorded $7,818 and $15,370 of depreciation expense, respectively.

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

For the three and six months ended June 30, 2018, we recognized revenues of $64 and $106, respectively, related to recoveries of lost rental revenue due to natural disasters and other insurable events from our insurance providers. For the three and six months ended June 30, 2017, we recognized revenues of $34 and $85, respectively, related to recoveries of lost rental revenue due to natural disasters and other insurable events from our insurance providers.

Advertising Expenses

For the three and six months ended June 30, 2018, we incurred $564 and $1,097 of advertising expenses, respectively. For the three and six months ended June 30, 2017, we incurred $423 and $848 of advertising expenses, respectively.

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of June 30, 2018

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

As of June 30, 2018

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

FASB ASC Topic 825, “Financial Instruments” requires disclosure of the fair value of financial instruments for which it is practicable to estimate that value. Given that cash and cash equivalents and restricted cash are short term in nature with limited fair value volatility, the carrying amount is deemed to be a reasonable approximation of fair value and the fair value input is classified as a Level 1 fair value measurement. The fair value input for the derivatives is classified as a Level 2 fair value measurement within the fair value hierarchy. The fair value inputs for our unsecured credit facility and our former secured credit facility are classified as Level 2 fair value measurements within the fair value hierarchy. The fair value of mortgage indebtedness is based on a discounted cash flows valuation technique. As this technique utilizes current credit spreads, which are generally unobservable, this is classified as a Level 3 fair value measurement within the fair value hierarchy.  We determine appropriate credit spreads based on the type of debt and its maturity. There were no transfers between levels in the fair value hierarchy for the six months ended June 30, 2018. The following table summarizes the carrying amount and the fair value of our financial instruments as of the periods indicated:

	As of June 30, 2018		As of December 31, 2017
Financial Instrument	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Cash and cash equivalents	$10,896	$10,896	$9,985	$9,985
Restricted cash	7,051	7,051	4,634	4,634
Derivative assets	11,755	11,755	7,291	7,291

Liabilities
Debt:
Unsecured credit facility	196,949	199,005	101,629	104,005
Term Loan	99,130	100,000	99,105	100,000
Mortgages	615,693	598,217	577,708	564,333

     k. Deferred Financing Costs

Costs incurred in connection with debt financing are deferred and classified within indebtedness and charged to interest expense over the terms of the related debt agreements, under the effective interest method.

l. Income Taxes

We have elected to be taxed as a REIT beginning with the taxable year ended December 31, 2011.  Accordingly, we recorded no income tax expense for the three and six months ended June 30, 2018 and 2017.

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of June 30, 2018

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

In August 2016, the FASB issued an accounting standard classified under FASB ASC Topic 230, “Statement of Cash Flows”. This accounting standard provides guidance on eight specific cash flow issues: (i) debt prepayment or debt extinguishment costs; (ii) settlement of zero-coupon debt  instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; (iii) contingent consideration payments made after a business combination; (iv) proceeds from the settlement of insurance claims; (v) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; (vi) distributions received from equity method investees; (vii) beneficial interests in securitization transactions; and (viii) separately identifiable cash flows and application of the predominance principle. Subsequently, the FASB issued amendments to this accounting standard that required companies to include restricted cash and restricted cash equivalents with cash and cash equivalents when reconciling the statement of cash flows. The amendments were effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. We adopted these standards as of January 1, 2018. The adoption of this accounting standard resulted in a decrease in net cash used in investing activities of $172 for the six months ended June 30, 2017.

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

As of June 30, 2018

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

In June 2018, the FASB issued an accounting standard classified under FASB ASC Topic 718, “Compensation – Stock Compensation.” The amendments in this update expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. As a result, the accounting for share-based payment award transactions could be impacted. This standard is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. Early application of the amendments in this standard is permitted.  Management is currently evaluating the impact that this standard may have on our consolidated financial statements.

NOTE 3: Investments in Real Estate

As of June 30, 2018, our investments in real estate consisted of 56 apartment properties with 15,280 units.  The table below summarizes our investments in real estate:

	As of June 30, 2018	As of December 31, 2017	Depreciable Lives (In years)
Land	$190,134	$193,026	—
Building	1,263,181	1,279,777	40
Furniture, fixtures and equipment	43,276	31,353	5-10
Total investment in real estate	$1,496,591	$1,504,156
Accumulated depreciation	(91,426)	(84,097)
Investments in real estate, net	$1,405,165	$1,420,059

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of June 30, 2018

(Unaudited and dollars in thousands, except share and per share data)

As of June 30, 2018, we owned five properties that were classified as held for sale and expect these properties to be sold in the next twelve months. The table below summarizes our held for sale properties. We did not have any properties classified as held for sale as of December 31, 2017.

Property Name	Location	Units	Net Carrying Value
Reserve at Eagle Ridge	Waukegan, IL	370	$26,757
Carrington Park	Little Rock, AR	202	20,312
Arbors at the Reservoir	Ridgeland, MS	170	19,321
Stonebridge at the Ranch	Little Rock, AR	260	29,478
Aventine Greenville	Greenville, SC	346	45,264
Total		1,348	$141,132

Acquisitions

The below table summarizes the acquisitions for the six months ended June 30, 2018:

Property Name	Date of Purchase	Location	Units	Contract Price
Creekside Corners (1)	1/3/2018	Atlanta, GA	444	$43,901
Hartshire Lakes (1)	1/3/2018	Indianapolis, IN	272	27,597
The Chelsea	1/4/2018	Columbus, OH	312	36,750
Avalon Oaks	2/27/2018	Columbus, OH	235	23,000
Total			1,263	$131,248

(1)

These properties were acquired as the last phase of our acquisition of a nine-community portfolio, totaling 2,352 units, which we agreed to acquire on September 3, 2017 for a total purchase price of $228,144.

The following table summarizes the aggregate fair value of the assets and liabilities associated with the properties acquired during the six-month period ended June 30, 2018, on the date of acquisition, accounted for under FASB ASC Topic 805.

Description	Fair Value of Assets Acquired During the Six-Month Period Ended June 30, 2018
Assets acquired:
Investments in real estate (a)	$129,623
Accounts receivable and other assets	242
Intangible assets	1,641
Total assets acquired	$131,506
Liabilities assumed:
Indebtedness	$39,362
Accounts payable and accrued expenses	566
Other liabilities	294
Total liabilities assumed	40,222
Estimated fair value of net assets acquired	$91,284

(a)	Included $266 of property related acquisition costs capitalized during the six months ended June 30, 2018.

In July 2018, we acquired two properties, Bridgeview and Collier Park. Bridgeview is a 348-unit (unaudited) property located in Tampa, FL, which we purchased for $43,000. Collier Park is a 232-unit (unaudited) property located in Columbus, OH, which we purchased for $21,200.

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of June 30, 2018

(Unaudited and dollars in thousands, except share and per share data)

NOTE 4: Indebtedness

The following tables contain summary information concerning our indebtedness as of June 30, 2018:

Debt:	Outstanding Principal	Unamortized Discount and Debt Issuance Costs	Carrying Amount	Type	Weighted Average Rate	Weighted Average Maturity (in years)
Unsecured credit facility (1)	$199,005	$(2,056)	$196,949	Floating	3.6%	3.1
Unsecured term loans	100,000	(870)	99,130	Floating	3.8%	6.4
Mortgages	618,569	(2,876)	615,693	Fixed	3.8%	5.4
Total Debt	$917,574	$(5,802)	$911,772		3.7%	5.0
(1)	The unsecured credit facility total capacity is $300,000, of which $199,005 was outstanding as of June 30, 2018.

	Original maturities on or before December 31,
Debt:	2018	2019	2020	2021	2022	2023	Thereafter
Unsecured credit facility	$-	$-	$-	$149,005	$50,000	$-	$-
Unsecured term loans	-	-	-	-	-	-	100,000
Mortgages	1,679	5,581	8,726	103,764	74,977	106,972	316,870
Total	$1,679	$5,581	$8,726	$252,769	$124,977	$106,972	$416,870

As of June 30, 2018, we were in compliance with all financial covenants contained in documents governing our indebtedness.

The following table contains summary information concerning our indebtedness as of December 31, 2017:

Debt:	Outstanding Principal	Unamortized Discount and Debt Issuance Costs	Carrying Amount	Type	Weighted Average Rate	Weighted Average Maturity (in years)
Unsecured credit facility (1)	$104,005	$(2,376)	$101,629	Floating	3.0%	3.8
Unsecured term loans	100,000	(895)	99,105	Floating	3.2%	6.9
Mortgages	580,635	(2,927)	577,708	Fixed	3.7%	5.8
Total Debt	$784,640	$(6,198)	$778,442		3.6%	5.7

(1)	The unsecured credit facility total capacity was $300,000, of which $104,005 was outstanding as of December 31, 2017.

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

In July 2018, we drew down $70,000 on our unsecured credit facility in connection with the acquisitions of Bridgeview and Collier Park and for capital expenditures.

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of June 30, 2018

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

The following table summarizes the aggregate notional amount and estimated net fair value of our derivative instruments as of June 30, 2018 and December 31, 2017:

	As of June 30, 2018			As of December 31, 2017
	Notional	Fair Value of Assets	Fair Value of Liabilities	Notional	Fair Value of Assets	Fair Value of Liabilities
Cash flow hedges:
Interest rate swap	$150,000	$6,697	$—	$150,000	$4,700	$—
Interest rate collar	100,000	5,058	—	50,000	1,297	—
	250,000	11,755	—	200,000	5,997	—
Freestanding derivatives:
Interest rate collar	—	—	—	50,000	1,294	—
Net fair value	$250,000	$11,755	$—	$250,000	$7,291	$—

Interest Rate Swaps

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

Interest Rate Collar

On November 17, 2017, in connection with our then new $100,000 unsecured term loan, we purchased an interest rate collar with a notional value of $100,000, a 2.00% cap and 1.25% floor, and a maturity date of November 17, 2024. We designated $50,000 of the interest rate collar as a cash flow hedge at inception and determined that the hedge is highly effective in offsetting interest rate fluctuations associated with the identified indebtedness. We concluded that this hedging relationship was and will continue to be highly effective using the hypothetical derivative method.

The other $50,000 notional value interest rate collar was accounted for as a freestanding derivative from inception. On January 4, 2018, we designated this other $50,000 notional value interest rate collar as a cash flow hedge and determined that the hedge is highly effective in offsetting interest rate fluctuations associated with the identified indebtedness. During the six months ended June 30, 2018, we recognized a $52 gain within other income (expense) in our consolidated statements of operations reflecting the change in fair value of the instrument.

Effective interest rate swaps and caps are reported in accumulated other comprehensive income, and the fair value of these hedge agreements is included in other assets or other liabilities.

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of June 30, 2018

(Unaudited and dollars in thousands, except share and per share data)

For our interest rate swap that is considered a highly effective hedge, we reclassified realized gains of $306 and $480 to earnings within interest expense for the three and six months ended June 30, 2018, respectively, and we expect $2,177 to be reclassified out of accumulated other comprehensive income to earnings over the next 12 months.

NOTE 6: Stockholder Equity and Noncontrolling Interests

Stockholder Equity

Effective the first quarter of 2018, we transitioned to a quarterly distribution of cash dividends on our common stock.

On March 13, 2018, our board of directors declared a distribution of $0.18 per share, which was paid on April 20, 2018 to common shareholders of record as of April 4, 2018.

On June 13, 2018, our board of directors declared a distribution of $0.18 per share, which was paid on July 20, 2018 to common shareholders of record as of July 6, 2018.

During the three and six months ended June 30, 2018, we also paid $0 and $181, respectively, of dividends on restricted common share awards that vested during the period.

On August 4, 2017, we entered into an At-the-Market Issuance Sales Agreement (the “Sales Agreement”) with various sales agents. Pursuant to the Sales Agreement, we may offer and sell shares of our common stock, $0.01 par value per share, having an aggregate offering price of up to $150,000, from time to time through the sales agents. The sales agents are entitled to compensation in an agreed amount not to exceed 2.0% of the gross sales price per share for any shares sold from time to time under the Sales Agreement. We have no obligation to sell any of the shares under the Sales Agreement and may at any time suspend solicitations and offers under the Sales Agreement.  For the quarter ended June 30, 2018, 61,656 shares were issued at a weighted average price of $10.29, resulting in $622 of net proceeds, after deducting $13 of commissions. No shares were issued during the quarter ended March 31, 2018. Pursuant to the Sales Agreement $137,273 remained available for issuance as of June 30, 2018. In July 2018, 594,127 shares were issued at a weighted average price of $10.31, resulting in net proceeds of $6,005, after deducting $123 of commissions.

Noncontrolling Interest

During the six months ended June 30, 2018, holders of IROP units exchanged 2,112,136 units for 2,112,136 shares of our common stock. Based on the cost basis of the IROP units on the dates of these exchanges, $14,308 was reclassified from noncontrolling interests to stockholders’ equity.

As of June 30, 2018, 899,215 IROP units held by unaffiliated third parties remain outstanding.

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of June 30, 2018

(Unaudited and dollars in thousands, except share and per share data)

On March 13, 2018, our board of directors declared a distribution of $0.18 per unit, which was paid on April 20, 2018 to IROP LP unitholders of record as of April 4, 2018.

On June 13, 2018, our board of directors declared a distribution of $0.18 per share, which was paid on July 20, 2018 to  IROP LP unitholders of record as of July 6, 2018.

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

On February 8, 2018, our compensation committee awarded, to our non-executive officer employees, 93,700 restricted stock awards, valued at $8.37 per share, or $784 in the aggregate.  The restricted stock awards vest over a three-year period.  On February 23, 2018, our compensation committee awarded, to our named executive officers, 100,922 restricted stock awards and performance share units, or PSUs. The restricted stock awards vest over a four-year period and were valued at $8.67 per share, or $875 in the aggregate. The number of PSUs earned will be based on attainment of certain performance criteria over a three-year period, with 454,151 PSUs granted for achieving the maximum performance criteria. The aggregate grant date fair value of the PSUs was $2,513.

On May 17, 2018, our compensation committee granted stock under the incentive plan such that our non-employee directors received an aggregate of 39,084 shares of our common stock, valued at $360 using our closing stock price of $9.21.  These awards vested immediately.

NOTE 8: Related Party Transactions and Arrangements

Fees and Expenses Paid to and by Our Former Advisor

On December 20, 2016, we completed our management internalization, which provided for transactions that changed us from being externally managed by our former advisor, RAIT, to being internally managed and separated from RAIT.  The management internalization consisted of two parts: (i) our acquisition of our former advisor, which was a subsidiary of RAIT, and (ii) our acquisition of substantially all of the assets and the assumption of certain liabilities relating to the multifamily property management business of RAIT, including property management contracts relating to apartment properties owned by us, RAIT and third parties. Also, pursuant to the internalization agreement, on October 5, 2016, we repurchased all of the 7,269,719 shares of our common stock owned by certain of RAIT’s subsidiaries and retired these shares.

Subsequent to our management internalization, from December 21, 2016 through June 20, 2017 we were party to a shared services agreement whereby RAIT provided us with certain back office services. For the three and six months ended June 30, 2017, we incurred costs of $340 and $727, respectively, with respect to this shared services agreement which are included within general and administrative expenses in our consolidated statements of operations.

Subsequent to our management internalization, we are party to property management agreements with RAIT under which we provide property management services to RAIT owned properties. For the three and six months ended June 30, 2018, we earned

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of June 30, 2018

(Unaudited and dollars in thousands, except share and per share data)

property management fees from RAIT of $24 and $47, respectively. For the three and six months ended June 30, 2017, we earned property management fees from RAIT of $75 and $212, respectively.

As of June 30, 2018 and December 31, 2017, we had no payables to or receivables from RAIT for shared service fees or property management fees.

NOTE 9: Earnings (Loss) Per Share

The following table presents a reconciliation of basic and diluted earnings (loss) per share for the three and six months ended June 30, 2018 and 2017:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Net income (loss)	$3,545	$19,521	$7,045	$23,766
(Income) loss allocated to noncontrolling interests	(36)	(782)	(124)	(950)
Net income (loss) allocable to common shares	3,509	18,739	6,921	22,816
Weighted-average shares outstanding—Basic	86,644,716	68,832,855	85,978,431	68,810,131
Weighted-average shares outstanding—Diluted	86,908,978	68,943,869	86,208,502	69,007,862
Earnings (loss) per share—Basic	$0.04	$0.27	$0.08	$0.33
Earnings (loss) per share—Diluted	$0.04	$0.27	$0.08	$0.33

Certain IROP units, stock appreciation rights, or SARs, and unvested shares were excluded from the earnings (loss) per share computation because their effect would have been anti-dilutive, totaling 899,215 and 1,038,824 for the three and six months ended June 30, 2018, and 3,037,496 and 3,035,654 for the three and six months ended June 30, 2017, respectively.

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

Overview

General

We are a Maryland corporation that owns and operates multifamily apartment properties across non-gateway U.S. markets, including Atlanta, Louisville, Memphis, and Raleigh.  Our investment strategy is focused on gaining scale within key amenity rich submarkets that offer good school districts, high-quality retail and major employment centers.  We aim to provide stockholders attractive risk-adjusted returns through diligent portfolio management, strong operational performance, and a consistent return of capital through distributions and capital appreciation. We elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, or the Code, commencing with our taxable year ended December 31, 2011.

We seek to acquire and operate apartment properties that:

•	have stable occupancy;

•	are located in submarkets that have solid economic demand fundamentals, including an expectation of low levels of new apartment construction in the foreseeable future;

•	in appropriate circumstances, present opportunities for repositioning or updating through capital expenditures when we see opportunities for increased rents; and

•	present opportunities to apply tailored marketing and management strategies to attract and retain residents and enable rent increases.

Property Portfolio

As of June 30, 2018, we owned 56 multifamily apartment properties, totaling 15,280 units.  Below is a summary of our property portfolio by market.

(Dollars in thousands, except per unit data)	As of June 30, 2018				For the Three Months Ended June 30, 2018
Market	Number of Properties	Units	Gross Real Estate Assets	Period End Occupancy	Average Effective Monthly Rent per Unit	Net Operating Income (a)	% of NOI
Atlanta, GA	4	1,536	$184,905	91.8%	$1,092	$3,213	11.5%
Louisville, KY	6	1,710	184,928	90.5%	951	2,822	10.1%
Raleigh - Durham, NC	5	1,372	184,972	91.0%	1,101	2,714	9.7%
Memphis, TN	4	1,383	138,678	96.1%	1,027	2,594	9.3%
Columbus, OH	5	1,315	125,195	95.0%	937	2,154	7.7%
Oklahoma City, OK	5	1,658	74,489	95.1%	645	1,860	6.6%
Indianapolis, IN	4	916	88,731	94.1%	951	1,583	5.6%
Dallas, TX	3	734	85,951	96.2%	1,161	1,583	5.6%
Charleston, SC	2	518	79,269	94.2%	1,302	1,141	4.1%
Little Rock, AR (a)	2	462	54,860	96.1%	975	842	3.0%
Orlando, FL	1	297	47,807	96.6%	1,422	821	2.9%
Greenville, SC (b)	1	346	48,320	95.1%	1,079	705	2.5%
Chicago, IL (b)	1	370	29,619	91.6%	1,020	702	2.5%
Austin, TX	1	300	35,755	96.0%	1,279	666	2.4%
Myrtle Beach, SC	2	340	30,681	98.8%	944	612	2.2%
Charlotte, NC	1	208	41,921	97.1%	1,432	606	2.2%
Wilmington, NC	1	288	30,579	92.7%	851	558	2.0%
Asheville, NC	1	252	28,393	98.0%	1,080	529	1.9%
Tampa-St. Petersburg, FL	1	216	29,959	92.1%	1,228	470	1.7%
St. Louis, MO	1	152	33,150	98.0%	1,399	449	1.6%
Chattanooga, TN	2	295	26,451	95.6%	957	435	1.6%
Jackson, MS (b)	1	170	21,404	96.5%	1,124	393	1.4%
Huntsville, AL	1	178	16,272	98.9%	872	311	1.1%
Baton Rouge, LA	1	264	28,504	79.2%	889	268	1.0%
Total/Weighted Average	56	15,280	$1,650,793	93.8%	$1,009	$28,031	100.0%

(a)	Market includes two properties which have been classified as held for sale as of June 30, 2018.
(b)	Market includes one property which has been classified as held for sale as of June 30, 2018.

As of June 30, 2018, our same-store portfolio consisted of 37 multifamily apartment properties, totaling 10,329 units.  See “Non-GAAP Financial Measures – Same Store Portfolio Net Operating Income” below for our definition of same store and definitions and reconciliations related to our net operating income and net operating income margin.

Property Operations

During the three months ended June 30, 2018, on a same-store basis, our total revenues were up 1.8% as compared to the second quarter of 2017 driven by higher average effective monthly rents. Revenue growth was strong in the Dallas, TX and Atlanta, GA markets driven by steady occupancy and higher average effective rent per unit in the second quarter of 2018 as compared to the second quarter of 2017.

Same-store net operating income increased 1.7% during the second quarter of 2018 as compared to the same period in the prior year driven by the higher revenues and operating expenses that increased just 1.9% as we continued to focus on expense management.  For the six months ended June 30, 2018, our same-store total revenues were 2.1% higher and our same-store net operating income was 2.3% higher than for the six months ended June 30, 2017. Excluding the four properties that are in our same store property portfolio and are currently undergoing renovations, NOI increased 2.3% and 2.1% for the three and six months ended June 30, 2018.

Property Acquisitions

During the six months ended June 30, 2018, we acquired four properties. On January 3, 2018, IRT acquired two communities representing the completion of the nine-property portfolio acquisition initially announced in September 2017. In whole, the nine-community portfolio totaled 2,352 units and was acquired for a gross purchase price of $228.1 million. IRT assumed $58.5 million of property level debt in association with three of the acquired assets. On January 4, 2018, IRT acquired a 312-unit community located in Columbus, OH for approximately $36.8 million. On February 27, 2018, IRT acquired a 235-unit community located in Columbus, OH for approximately $23.0 million. On July 10, 2018, IRT acquired a 348-unit community located in Tampa, FL for approximately $43.0 million. On July 26, 2018 IRT acquired a 232-unit community located in Columbus, OH for approximately $21.2 million.

During the second quarter, IRT commenced a capital recycling program that consists of disposing of assets in smaller markets where we lack scale and/or markets where management believes that growth is slowing. Management intends to invest the proceeds from these contemplated dispositions into higher growth non gateway markets. As of June 30, 2018, IRT has five properties classified as held for sale as part of this capital recycling program, totaling 1,348 units and $154.2 million in gross real estate investments.

Value Add

Value add initiatives, comprised of renovations and upgrades at selected communities to drive increased rental rates, remain a core component of IRT’s growth strategy for 2018 and beyond. IRT currently has plans to execute on two phases of value add projects covering 4,317 units across 14 properties. During the second quarter of 2018, IRT had redevelopment completed or underway in 3,258 units across ten properties. The renovations for the remaining four properties will commence in the third quarter of 2018.

Results of Operations

Three Months Ended June 30, 2018 compared to the Three Months Ended June 30, 2017

	SAME STORE PROPERTIES				NON SAME STORE PROPERTIES				CONSOLIDATED
(Dollars in thousands)	Three Months Ended June 30,				Three Months Ended June 30,				Three Months Ended June 30,
	2018	2017	Increase (Decrease)	% Change	2018	2017	Increase (Decrease)	% Change	2018	2017	Increase (Decrease)	% Change
Property Data:
Number of properties	37	37	-	0.0%	19	9	10	111.1%	56	46	10	21.7%
Number of units	10,329	10,329	-	0.0%	4,951	2,483	2,468	99.4%	15,280	12,812	2,468	19.3%
Revenue:
Rental income	$28,860	$28,478	$382	1.3%	$12,815	$6,698	$6,117	91.3%	$41,675	$35,176	$6,499	18.5%
Reimbursement and other income	3,621	3,434	187	5.4%	1,438	821	617	75.2%	5,059	4,255	804	18.9%
Total revenue	32,481	31,912	569	1.8%	14,253	7,519	6,734	89.6%	46,734	39,431	7,303	18.5%
Expenses:
Real estate operating expenses	13,016	12,776	240	1.9%	5,687	3,142	2,545	81.0%	18,703	15,918	2,785	17.5%
Net Operating Income	$19,465	$19,136	$329	1.7%	$8,566	$4,377	$4,189	95.7%	$28,031	$23,513	$4,518	19.2%

Other Income:
Property management and other income									155	130	25	19.2%
Total other income									155	130	25	19.2%
Corporate and other expenses:
Property management expenses									1,592	1,444	148	10.2%
General and administrative expenses									2,872	2,706	166	6.1%
Acquisition and integration expenses									-	265	(265)	NM
Depreciation and amortization expense									11,583	8,011	3,572	44.6%
Total corporate and other expenses									16,047	12,426	3,621	29.1%
Operating Income (loss)									12,139	11,217	922	8.2%
Interest expense									(8,594)	(7,162)	(1,432)	-20.0%
Hedge ineffectiveness									-	(12)	12	N/M
Net gains (losses) on sale of assets									-	16,050	(16,050)	NM
Gains (losses) on extinguishment of debt									-	(572)	572	-100.0%
Net income (loss)									3,545	19,521	(15,976)	-81.8%
(Income) loss allocated to noncontrolling interests									(36)	(782)	746	95.4%
Net income (loss) available to common shares									$3,509	$18,739	$(15,230)	-81.3%

Revenue

Rental income. Rental revenue increased $6.5 million to $41.7 million for the three months ended June 30, 2018 from $35.2 million for the three months ended June 30, 2017. The increase was primarily attributable to a $0.4 million increase in same store rental income driven by higher average effective monthly rents than the prior year period and a $6.1 million increase in non same store rental income. The non same store rental income increase was due to the number of properties included in each period being different as a result of the timing of property sales and acquisitions.

Reimbursement and other income. Reimbursement and other income increased $0.8 million to $5.1 million for the three months ended June 30, 2018 from $4.3 million for the three months ended June 30, 2017. The increase was primarily due to a $0.2 million increase in same store reimbursement and other income attributable to our continued focus on driving non-rental revenue and fee income and a $0.6 million increase in non same store reimbursement and other income. The non same store reimbursement income increase was due to the number of properties included in each period being different as a result of the timing of property sales and acquisitions.

Property management income. Property management income increased $0.1 million to $0.2 million for the three months ended June 30, 2018 compared to $0.1 million for the three months ended June 30, 2017.

Expenses

Real estate operating expenses. Property operating expenses increased $2.8 million to $18.7 million for the three months ended June 30, 2018 from $15.9 million for the three months ended June 30, 2017. The increase was primarily due to a $0.2 million increase in same store real estate operating expenses and a $2.6 million increase in non same store real estate operating expenses. The non same store real estate operating expense increase was due to the number of properties included in each period being different as a result of the timing of property sales and acquisitions.

Property management expenses. Property management expenses increased $0.2 million to $1.6 million for the three months ended June 30, 2018 from $1.4 million for the three months ended June 30, 2017.

General and administrative expenses. General and administrative expenses increased $0.2 million to $2.9 million for the three months ended June 30, 2018 from $2.7 million for the three months ended June 30, 2017. This increase was primarily due to an increase in compensation expense and professional services.

Acquisition and integration expenses. Acquisition and integration expenses were $0.3 million for the three months ended June 30, 2017. Acquisitions costs during the three months ended June 30, 2018 were capitalized because any acquisition after January 1, 2018 was accounted for as an asset acquisition rather than a business combination.

Depreciation and amortization expense. Depreciation and amortization expense increased $3.6 million to $11.6 million for the three months ended June 30, 2018 from $8.0 million for the three months ended June 30, 2017. The increase was primarily attributable to $0.9 million of in-place lease intangible amortization recognized during the three months ended June 30, 2018 related to 2017 property acquisitions, a $1.9 million increase in depreciation expense due to property acquisitions during 2017 and 2018, and a $0.8 million increase in the depreciation and amortization for our same store portfolio.

Interest expense. Interest expense increased $1.4 million to $8.6 million for the three months ended June 30, 2018 from $7.2 million for the three months ended June 30, 2017. This is primarily due to a $107.0 million increase in the balance of our unsecured credit facility from June 30, 2017 to June 30, 2018.

Six Months Ended June 30, 2018 compared to the Six Months Ended June 30, 2017

	SAME STORE PROPERTIES				NON SAME STORE PROPERTIES				CONSOLIDATED
(Dollars in thousands)	Six Months Ended June 30,				Six Months Ended June 30,				Six Months Ended June 30,
	2018	2017	Increase (Decrease)	% Change	2018	2017	Increase (Decrease)	% Change	2018	2017	Increase (Decrease)	% Change
Property Data:
Number of properties	37	37	-	0.0%	19	9	10	111.1%	56	46	10	21.7%
Number of units	10,329	10,329	-	0.0%	4,951	2,483	2,468	99.4%	15,280	12,812	2,468	19.3%
Revenue:
Rental income	$57,387	$56,411	$976	1.7%	$25,146	$13,502	$11,644	86.2%	$82,533	$69,913	$12,620	18.1%
Reimbursement and other income	7,124	6,760	364	5.4%	2,693	1,653	1,040	62.9%	9,817	8,413	1,404	16.7%
Total revenue	64,511	63,171	1,340	2.1%	27,839	15,155	12,684	83.7%	92,350	78,326	14,024	17.9%
Expenses:
Real estate operating expenses	25,923	25,448	475	1.9%	11,198	6,462	4,736	73.3%	37,121	31,910	5,211	16.3%
Net Operating Income	$38,588	$37,723	$865	2.3%	$16,641	$8,693	$7,948	91.4%	$55,229	$46,416	$8,813	19.0%

Other Income:
Property management and other income									294	377	(83)	-22.0%
Total other income									294	377	(83)	-22.0%
Corporate and other expenses:
Property management expenses									3,275	2,982	293	9.8%
General and administrative expenses									5,606	4,806	800	16.6%
Acquisition and integration expenses									-	387	(387)	NM
Depreciation and amortization expense									22,807	15,618	7,189	46.0%
Total corporate and other expenses									31,688	23,793	7,895	33.2%
Operating Income (loss)									23,835	23,000	835	3.6%
Interest expense									(16,934)	(14,610)	(2,324)	-15.9%
Other income (expense)									144	(17)	161	-947.1%
Net gains (losses) on sale of assets									-	15,965	(15,965)	-100.0%
Gains (losses) on extinguishment of debt									-	(572)	572	-100.0%
Net income (loss)									7,045	23,766	(16,721)	-70.4%
(Income) loss allocated to noncontrolling interests									(124)	(950)	826	86.9%
Net income (loss) available to common shares									$6,921	$22,816	$(15,895)	-69.7%

Revenue

Rental income. Rental revenue increased $12.6 million to $82.5 million for the six months ended June 30, 2018 from $69.9 million for the six months ended June 30, 2017. The increase was primarily attributable to a $1.0 million increase in same store rental income driven by higher average effective monthly rents than the prior year period and a $11.6 million increase in non same store rental income. The non same store rental income increase was due to the number of properties included in each period being different as a result of the timing of property sales and acquisitions.

Reimbursement and other income. Reimbursement and other income increased $1.4 million to $9.8 million for the six months ended June 30, 2018 from $8.4 million for the six months ended June 30, 2017. The increase was primarily due to a $0.4 million increase in same store reimbursement and other income attributable to our continued focus on driving non-rental revenue and fee income and a $1.0 million increase in non same store reimbursement and other income. The non same store reimbursement income increase was due to the number of properties included in each period being different as a result of the timing of property sales and acquisitions.

Property management income. Property management income decreased $0.1 million to $0.3 million for the six months ended June 30, 2018 compared to $0.4 million for the six months ended June 30, 2017.

Expenses

Real estate operating expenses. Property operating expenses increased $5.2 million to $37.1 million for the six months ended June 30, 2018 from $31.9 million for the six months ended June 30, 2017. The increase was primarily due to a $0.5 million increase in same store real estate operating expenses and a $4.7 million increase in our non same store real estate operating expenses. The non same store real estate operating expenses increase was due to the number of properties included in each period being different as a result of the timing of property sales and acquisitions.

Property management expenses: Property management expenses increased $0.3 million to $3.3 million for the six months ended June 30, 2018 from $3.0 million for the six months ended June 30, 2017.

General and administrative expenses. General and administrative expenses increased $0.8 million to $5.6 million for the six months ended June 30, 2018 from $4.8 million for the six months ended June 30, 2017. This increase was primarily due to a $0.5 million increase in compensation expense, a $0.1 million increase in professional fees, and a $0.1 million increase in rent expense.

Acquisition and integration expenses. Acquisition and integration expenses were $0.4 million for the six months ended June 30, 2017. Acquisitions costs during the six months ended June 30, 2018 were capitalized because any acquisition after January 1, 2018 was accounted for as an asset acquisition rather than a business combination.

Depreciation and amortization expense. Depreciation and amortization expense increased $7.2 million to $22.8 million for the six months ended June 30, 2018 from $15.6 million for the six months ended June 30, 2017. The increase was primarily due to $2.1 million of in-place lease intangible amortization recognized during the six months ended June 30, 2018 related to 2017 property acquisitions, a $3.8 million increase in depreciation expense due to property acquisitions during 2017 and 2018, and a $1.3 million increase in the depreciation and amortization for our same store portfolio.

Interest expense. Interest expense increased $2.3 million to $16.9 million for the six months ended June 30, 2018 from $14.6 million for the six months ended June 30, 2017. This is primarily due to a $107.0 million increase in the balance of our unsecured credit facility from June 30, 2017 to June 30, 2018.

Non-GAAP Financial Measures

Funds from Operations (FFO) and Core Funds from Operations (CFFO)

We believe that FFO and CFFO, each of which is a non-GAAP financial measure, are additional appropriate measures of the operating performance of a REIT and IRT in particular. We compute FFO in accordance with the standards established by the National Association of Real Estate Investment Trusts, or NAREIT, as net income or loss (computed in accordance with GAAP), excluding real estate-related depreciation and amortization expense, gains or losses on sales of real estate and the cumulative effect of changes in accounting principles.

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

Our calculation of CFFO differs from the methodology used for calculating CFFO by certain other REITs and, accordingly, our CFFO may not be comparable to CFFO reported by other REITs. Our management utilizes FFO and CFFO as measures of our operating performance, and believes they are also useful to investors, because they facilitate an understanding of our operating performance after adjustment for certain non-cash or non-operating items that are required by GAAP to be expensed but may not necessarily be indicative of current operating performance and that may not accurately compare our operating performance between periods. Furthermore, although FFO, CFFO and other supplemental performance measures are defined in various ways throughout the REIT industry, we believe that FFO and CFFO provide investors with additional useful measures to compare our financial performance to certain other REITs. Neither FFO nor CFFO is equivalent to net income or cash generated from operating activities determined in accordance with GAAP. Furthermore, FFO and CFFO do not represent amounts available for management’s discretionary use because of needed capital replacement or expansion, debt service obligations or other commitments or uncertainties. Neither FFO nor CFFO should be considered as an alternative to net income as an indicator of our operating performance or as an alternative to cash flow from operating activities as a measure of our liquidity.

Set forth below is a reconciliation of net income (loss) to FFO and CFFO for the three and six months ended June 30, 2018 and 2017 (in thousands, except share and per share information):

	For the Three Months Ended June 30, 2018		For the Three Months Ended June 30, 2017
	Amount	Per Share (1)	Amount	Per Share (2)
Funds From Operations (FFO):
Net income (loss)	$3,545	$0.04	$19,521	$0.27
Adjustments:
Real estate depreciation and amortization	11,550	0.13	7,987	0.11
Net (gains) losses on sale of assets excluding defeasance costs	-	-	(18,798)	(0.26)
Funds From Operations (FFO)	$15,095	$0.17	$8,710	$0.12
Core Funds From Operations (CFFO):
Funds From Operations (FFO)	$15,095	$0.17	$8,710	$0.12
Adjustments:
Stock compensation expense	933	0.01	738	0.01
Amortization of deferred financing costs	325	0.01	359	0.01
Acquisition and integration expenses	-	-	265	-
Other depreciation and amortization	33	-	24	-
Other expense (income)	-	-	12	-
Defeasance costs included in net gains (losses) on sale of assets	-	-	2,748	0.04
(Gains) losses on extinguishment of debt	-	-	572	0.01
Core Funds From Operations (CFFO)	$16,386	$0.19	$13,428	$0.19

	For the Six Months Ended June 30, 2018		For the Six Months Ended June 30, 2017
	Amount	Per Share (1)	Amount	Per Share (2)
Funds From Operations (FFO):
Net income (loss)	$7,045	$0.08	$23,766	$0.33
Adjustments:
Real estate depreciation and amortization	22,751	0.26	15,582	0.22
Net (gains) losses on sale of assets excluding defeasance costs	-	-	(18,713)	(0.26)
Funds From Operations (FFO)	$29,796	$0.34	$20,635	$0.29
Core Funds From Operations (CFFO):
Funds From Operations (FFO)	$29,796	$0.34	$20,635	$0.29
Adjustments:
Stock compensation expense	1,403	0.02	1,126	0.02
Amortization of deferred financing costs	769	0.01	878	0.01
Acquisition and integration expenses	-	-	387	-
Other depreciation and amortization	56	-	36	-
Other expense (income)	(52)	-	12	-
Defeasance costs included in net gains (losses) on sale of assets	-	-	2,748	0.04
(Gains) losses on extinguishment of debt	-	-	572	0.01
Core Funds From Operations (CFFO)	$31,972	$0.37	$26,394	$0.37

(1)	Based on 87,543,931 an 87,506,300 weighted-average shares and units outstanding for the three and six months ended June 30, 2018, respectively.
(2)	Based on 71,703,735 and 71,680,542 weighted-average shares and units outstanding for the three and six months ended June 30, 2017, respectively.

Same Store Portfolio Net Operating Income

We believe that Net Operating Income (“NOI”), a non-GAAP financial measure, is a useful measure of its operating performance. We define NOI as total property revenues less total property operating expenses, excluding interest expenses, depreciation and amortization, acquisition expenses, property management expenses, and general and administrative expenses. Other REITs may use different methodologies for calculating NOI, and accordingly, our NOI may not be comparable to other REITs. We believe that this measure provides an operating perspective not immediately apparent from GAAP operating income or net income. We use NOI to evaluate our performance on a same store and non-same store basis because NOI measures the core operations of property performance by excluding corporate level expenses, financing expenses, and other items not related to property operating performance and captures trends in rental housing and property operating expenses. However, NOI should only be used as an alternative measure of our financial performance.

We review our same store properties or portfolio at the beginning of each calendar year.  Properties are added into the same store portfolio if they were owned at the beginning of the previous year.  Properties that have been sold or are classified as held for sale are excluded from the same store portfolio.

Set forth below is a reconciliation of same store net operating income to net income (loss) available to common shares for the three and six months ended June 30, 2018 and 2017 (in thousands, except per unit data):

	Three Months Ended June 30, (a)			Six Months Ended June 30, (a)
	2018	2017	% change	2018	2017	% change
Revenue:
Rental income	$28,860	$28,478	1.3%	$57,387	$56,411	1.7%
Reimbursement and other income	3,621	3,434	5.4%	7,124	6,760	5.4%
Total revenue	32,481	31,912	1.8%	64,511	63,171	2.1%
Operating Expenses
Real estate taxes	3,990	3,928	1.6%	8,029	7,756	3.5%
Property insurance	646	689	-6.2%	1,359	1,414	-3.9%
Personnel expenses	3,198	3,085	3.7%	6,262	6,117	2.4%
Utilities	1,964	1,907	3.0%	4,071	3,899	4.4%
Repairs and maintenance	1,274	1,195	6.6%	2,163	2,287	-5.4%
Contract services	1,068	994	7.4%	2,065	1,930	7.0%
Advertising expenses	370	347	6.6%	751	689	9.0%
Casualty expense (income)	-	(2)	NM	34	(3)	NM
Other expenses	506	633	-20.1%	1,189	1,359	-12.5%
Total operating expenses	13,016	12,776	1.9%	25,923	25,448	1.9%
Net operating income	$19,465	$19,136	1.7%	$38,588	$37,723	2.3%
NOI Margin	59.9%	60.0%	-0.1%	59.8%	59.7%	0.1%
Average Occupancy	94.8%	95.1%	-0.3%	94.6%	94.5%	0.1%
Average effective monthly rent, per unit	$1,025	$1,006	1.9%	$1,022	$1,003	1.8%
Reconciliation of Same-Store Net Operating Income to Net Income (Loss)
Same-store portfolio net operating income (a)	$19,465	$19,136		$38,588	$37,723
Non same-store net operating income	8,566	4,377		16,641	8,693
Property management income	155	130		294	377
Property management expenses	(1,592)	(1,444)		(3,275)	(2,982)
General and administrative expenses	(2,872)	(2,706)		(5,606)	(4,806)
Acquisition and integration expenses	-	(265)		-	(387)
Depreciation and amortization	(11,583)	(8,011)		(22,807)	(15,618)
Interest expense	(8,594)	(7,162)		(16,934)	(14,610)
Other income (expense)	-	(12)		144	(17)
Net gains (losses) on sale of assets	-	16,050		-	15,965
Gains (losses) on extinguishment of debt	-	(572)		-	(572)
Net income (loss)	$3,545	$19,521		$7,045	$23,766
(a)	Same store portfolio for the three and six months ended June 30, 2018 and 2017 included 37 properties containing 10,329 units.

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

Our primary cash requirements are to:

•	make investments and fund the associated costs, including expenditures, to continue our value add initiatives to improve the quality and performance of our properties;
•	repay our indebtedness;

•	fund recurring maintenance necessary to maintain our properties;
•	pay our operating expenses; and
•

distribute a minimum of 90% of our REIT taxable income (determined without regard to the deduction for dividends paid and excluding net capital gain) and to make investments in a manner that enables us to maintain our qualification as a REIT.

We intend to meet our liquidity requirements primarily through a combination of one or more of the following:

•	the use of our cash and cash equivalent of $10.9 million as of June 30, 2018;
•	existing and future financing secured directly or indirectly by the apartment properties in our portfolio;
•	cash generated from operating activities;
•	net cash proceeds from property sales, including sales undertaken as part of our capital recycling strategy and other sales;
•	proceeds from the sales of our common stock and other equity securities, including common stock that may be sold under our at-the-market program; and advances under our unsecured credit facility.

Cash Flows

As of June 30, 2018 and 2017, we maintained cash and cash equivalents, and restricted cash of approximately $17.9 million and $12.0 million, respectively. Our cash and cash equivalents were generated from the following activities (dollars in thousands):

	For the Six Months Ended June 30,
	2018	2017
Cash flow provided by operating activities	$35,697	$28,033
Cash flow (used in) provided by investing activities	(104,803)	(55,534)
Cash flow (used in) provided by financing activities	72,434	13,052
Net change in cash and cash equivalents, and restricted cash	3,328	(14,449)
Cash and cash equivalents, and restricted cash, beginning of period	14,619	26,410
Cash and cash equivalents, and restricted cash, end of the period	$17,947	$11,961

The increase in our cash flow from operating activities during the six months ended June 30, 2018 was primarily driven by the increased performance of our property portfolio.

Our cash outflow from investing activities during the six months ended June 30, 2018 was primarily due to four property acquisitions. Our cash outflow from investing activities during the six months ended June 30, 2017 was primarily due to the acquisition of three properties partially offset by the disposition of three properties.

Our cash inflow from financing activities during the six months ended June 30, 2018 was primarily due to draws on our current and previous credit facilities related to the acquisitions of four properties, partially offset by the distribution of dividends of our common stock. Our cash inflow from financing activities during the six months ended June 30, 2017 was primarily due to repayments of mortgage indebtedness and the interim facility with proceeds from the three property dispositions.

As a REIT, we evaluate our dividend coverage based on our cash flow from operating activities, excluding acquisition and integration expenses and changes in other assets and liabilities.  During the six months ended June 30, 2018, we paid distributions to our common stockholders and noncontrolling interests of $21.1 million and generated cash flow from operating activities excluding acquisition and integration expenses and changes in other assets and liabilities of $32.0 million.

Contractual Commitments

Our Annual Report on Form 10-K for the year ended December 31, 2017 filed on February 23, 2018, includes a table of contractual commitments. There were no material changes to these commitments since the filing of our Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements during the six months ended June 30, 2018 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our interests.

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

There have been no material changes in quantitative and qualitative market risks during the six months ended June 30, 2018 from the disclosures included in our 2017 Annual Report on Form 10-K.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting or in other factors during the quarter ended June 30, 2018, that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.	Risk Factors.

There have not been any material changes from the risk factors previously disclosed in Item 1A—“Risk Factors” in our 2017 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

12.1	Statements regarding computation of ratios as of June 30, 2018, filed herewith.

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

99.1	Material U.S. Federal Income Tax Considerations, incorporated by reference to Exhibit 99.1 to IRT’s Current Report on Form 8-K filed on June 8, 2018.

101

XBRL (eXtensible Business Reporting Language). The following materials, formatted in XBRL: (i) Consolidated Balance Sheets as of June 30, 2018 and December 31, 2017, (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2018 and 2017, (iii) Consolidated Statement of Comprehensive Income (Loss) for the three and six months ended June 30, 2018 and 2017, (iv) Consolidated Statements of Changes in Equity for the six months ended June 30, 2018, (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and 2017 and (vi) notes to the consolidated financial statements as of June 30, 2018.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Independence Realty Trust, Inc.

Date: August 2, 2018	By:	/s/ Scott f. Schaeffer
Scott F. Schaeffer
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: August 2, 2018	By:	/s/ James J. Sebra
James J. Sebra
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: August 2, 2018	By:	/s/ Jason R. Delozier
Jason R. Delozier
Chief Accounting Officer
(Principal Accounting Officer)