Form 10-Q
period 2018-09-30
INDEPENDENCE REALTY TRUST, INC.
filed 2018-11-01
CIK 1466085

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of October 29, 2018 there were 88,920,879 shares of the Registrant’s common stock issued and outstanding.

INDEPENDENCE REALTY TRUST, INC.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

Independence Realty Trust, Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited and dollars in thousands, except share and per share data)

	As of September 30, 2018	As of December 31, 2017
ASSETS:
Investments in real estate:
Investments in real estate, at cost	$1,572,015	$1,504,156
Accumulated depreciation	(101,589)	(84,097)
Investments in real estate, net	1,470,426	1,420,059
Real estate held for sale (see Note 3)	141,853	-
Cash and cash equivalents	7,645	9,985
Restricted cash	8,265	4,634
Accounts receivable and other assets	6,924	7,556
Derivative assets	12,440	7,291
Intangible assets, net of accumulated amortization of $256 and $1,511, respectively	555	1,099
Total Assets	$1,648,108	$1,450,624
LIABILITIES AND EQUITY:
Indebtedness, net of unamortized deferred financing costs of $5,500 and $6,198, respectively	$963,238	$778,442
Accounts payable and accrued expenses	28,477	17,216
Accrued interest payable	540	249
Dividends payable	16,113	5,245
Other liabilities	3,697	3,353
Total Liabilities	1,012,065	804,505
Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized, 0 and 0 shares issued and outstanding, respectively	-	-
Common stock, $0.01 par value; 300,000,000 shares authorized, 88,920,879 and 84,708,551 shares issued and outstanding, including 313,254 and 295,847 unvested restricted common share awards, respectively	889	846
Additional paid-in capital	739,152	703,849
Accumulated other comprehensive income	9,788	4,626
Retained earnings (accumulated deficit)	(120,924)	(85,221)
Total stockholders’ equity	628,905	624,100
Noncontrolling interests	7,138	22,019
Total Equity	636,043	646,119
Total Liabilities and Equity	$1,648,108	$1,450,624

The accompanying notes are an integral part of these consolidated financial statements.

Independence Realty Trust, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited and dollars in thousands, except share and per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
REVENUE:
Rental income	$43,418	$35,531	$125,951	$105,444
Tenant reimbursement income	1,618	1,373	4,819	4,232
Other property income	3,608	2,960	10,224	8,514
Property management and other income	135	202	429	579
Total revenue	48,779	40,066	141,423	118,769
EXPENSES:
Property operating expenses	19,792	16,196	56,913	48,106
Property management expenses	1,661	1,328	4,936	4,310
General and administrative expenses	2,578	2,322	8,184	7,128
Acquisition and integration expenses	-	569	-	956
Depreciation and amortization expense	10,783	8,671	33,590	24,289
Total expenses	34,814	29,086	103,623	84,789
Operating income	13,965	10,980	37,800	33,980
Interest expense	(9,129)	(6,963)	(26,063)	(21,573)
Other income (expense)	-	12	144	(5)
Net gains (losses) on sale of assets	-	(92)	-	15,873
Gains (losses) on extinguishment of debt	-	-	-	(572)
Acquisition related debt extinguishment expenses	-	(2,781)		(2,781)
Net income (loss):	4,836	1,156	11,881	24,922
(Income) loss allocated to noncontrolling interest	(49)	(59)	(173)	(1,009)
Net income (loss) allocable to common shares	$4,787	$1,097	$11,708	$23,913
Earnings (loss) per share:
Basic	$0.05	$0.02	$0.14	$0.34
Diluted	$0.05	$0.02	$0.13	$0.34
Weighted-average shares:
Basic	87,702,078	71,972,394	86,559,294	69,875,802
Diluted	88,046,311	72,144,544	86,818,337	70,105,571

The accompanying notes are an integral part of these consolidated financial statements.

Independence Realty Trust, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited and dollars in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Net income (loss)	$4,836	$1,156	$11,881	$24,922
Other comprehensive income (loss):
Change in fair value of interest rate hedges	1,072	(14)	5,959	(424)
Realized (gains) losses on interest rate hedges reclassified to earnings	(382)	(14)	(862)	177
Total other comprehensive income	690	(28)	5,097	(247)
Comprehensive income (loss) before allocation to noncontrolling interests	5,526	1,128	16,978	24,675
Allocation to noncontrolling interests	(54)	(33)	(108)	(979)
Comprehensive income (loss)	$5,472	$1,095	$16,870	$23,696

The accompanying notes are an integral part of these consolidated financial statements.

Independence Realty Trust, Inc. and Subsidiaries

Consolidated Statements of Changes in Equity

(Unaudited and dollars in thousands, except share information)

	Common Shares	Par Value Common Shares	Additional Paid In Capital	Accumulated Other Comprehensive Income	Retained Earnings (Deficit)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance, January 1, 2018	84,708,551	$846	$703,849	$4,626	$(85,221)	$624,100	$22,019	$646,119
Net income (loss)	-	-	-	-	11,708	11,708	173	11,881
Other comprehensive income	-	-	-	5,162	-	5,162	(65)	5,097
Stock compensation expense	197,632	2	1,988	-	-	1,990	-	1,990
Issuance of common shares	1,923,164	20	19,184	-	-	19,204	-	19,204
Repurchase of shares related to equity award tax withholding	(38,712)	-	(354)	-	-	(354)	-	(354)
Conversion of noncontrolling interest to common shares	2,130,244	21	14,485	-	-	14,506	(14,506)	-
Common dividends declared	-	-	-	-	(47,411)	(47,411)	-	(47,411)
Distribution to noncontrolling interest declared	-	-	-	-	-	-	(483)	(483)
Balance, September 30, 2018	88,920,879	$889	$739,152	$9,788	$(120,924)	$628,905	$7,138	$636,043

The accompanying notes are an integral part of these consolidated financial statements.

Independence Realty Trust, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited and dollars in thousands)

	For the Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$11,881	$24,922
Adjustments to reconcile net income (loss) to cash flow from operating activities:
Depreciation and amortization	33,590	24,289
Amortization of deferred financing costs	1,078	1,160
Stock compensation expense	1,966	1,548
Net (gains) losses on sale of assets	-	(15,873)
(Gains) losses on extinguishment of debt	-	572
Change in fair value of derivative instruments	(52)	-
Acquisition related debt extinguishment expenses	-	2,781
Changes in assets and liabilities:
Accounts receivable and other assets	59	(1,931)
Accounts payable and accrued expenses	8,659	8,098
Accrued interest payable	291	(345)
Other liabilities	(157)	(165)
Net cash provided by (used in) operating activities	57,315	45,056
Cash flows from investing activities:
Disposition of real estate properties	-	34,519
Acquisition of real estate properties	(154,082)	(169,156)
Capital expenditures	(28,348)	(10,100)
Cash flow (used in) provided by investing activities	(182,430)	(144,737)
Cash flows from financing activities:
Proceeds from unsecured credit facility	169,000	148,190
Unsecured credit facility repayments	(22,000)	(138,500)
Mortgage principal repayments	(2,402)	(1,969)
Payments for deferred financing costs	(16)	(1,166)
Proceeds from issuance of common stock	19,204	125,707
Distributions on common stock	(36,527)	(37,279)
Distributions to noncontrolling interests	(499)	(1,573)
Payments related to extinguishment of debt	-	(2,781)
Repurchase of shares related to equity award tax withholding	(354)	(565)
Cash flow provided by (used in) financing activities	126,406	90,064
Net change in cash and cash equivalents, and restricted cash	1,291	(9,617)
Cash and cash equivalents, and restricted cash, beginning of period	14,619	26,410
Cash and cash equivalents, and restricted cash, end of the period	$15,910	$16,793
Reconciliation of cash, cash equivalents, and restricted cash to the Consolidated Balance Sheet
Cash and cash equivalents	$7,645	$10,128
Restricted cash	8,265	6,665
Total cash, cash equivalents, and restricted cash, end of period	$15,910	$16,793

The accompanying notes are an integral part of these consolidated financial statements.

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of September 30, 2018

(Unaudited and dollars in thousands, except share and per share data)

NOTE 1: Organization

Independence Realty Trust, Inc., or IRT, was formed on March 26, 2009 as a Maryland corporation that elected to be taxed as a real estate investment trust, or REIT, commencing with the taxable year ended December 31, 2011.  We became an internally managed REIT on December 20, 2016. Prior to that date, we were externally managed by a subsidiary of RAIT Financial Trust, or RAIT, a publicly traded Maryland REIT (referred to as our former advisor).

As of September 30, 2018, we own and operate 58 multifamily apartment properties, totaling 15,860 units, across non-gateway U.S markets, including Atlanta, Louisville, Memphis, and Raleigh. Our investment strategy is focused on gaining scale within key amenity rich submarkets that offer good school districts, high-quality retail and major employment centers. We aim to provide stockholders with attractive risk-adjusted returns through diligent portfolio management, strong operational performance, and a consistent return through distributions and capital appreciation. We own substantially all of our assets and conduct our operations through Independence Realty Operating Partnership, LP, which we refer to as IROP, of which we are the sole general partner.

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

As of September 30, 2018

(Unaudited and dollars in thousands, except share and per share data)

e. Restricted Cash

Restricted cash includes escrows of our funds held by lenders to fund certain expenditures, such as real estate taxes and insurance, or to be released at our discretion upon the occurrence of certain pre-specified events.  As of September 30, 2018 and December 31, 2017, we had $8,265 and $4,634, respectively, of restricted cash.

f. Accounts Receivable and Allowance for Bad Debts

We make estimates of the collectability of our accounts receivable related to base rents, expense reimbursements and other revenue.  We analyze accounts receivable and historical bad debt levels, tenant credit worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts.  In addition, tenants experiencing financial difficulties are analyzed and estimates are made in connection with expected uncollectible receivables.  Our reported operating results are affected by management’s estimate of the collectability of accounts receivable. For the three months ended September 30, 2018 and 2017, we recorded bad debt expense of $236 and $101, respectively. For the nine months ended September 30, 2018 and 2017, we recorded bad debt expense of $286 and $670, respectively.

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

The aggregate value of in-place leases is determined by evaluating various factors, including the terms of the leases that are in place and assumed lease-up periods.  During the three and nine months ended September 30, 2018, we acquired in-place leases with a value of $715 and $2,356, respectively, as part of related property acquisitions that are discussed further in Note 3. The value assigned to this intangible asset is amortized over the assumed lease up period, typically six months. For the three and nine months ended September 30, 2018, we recorded $567 and $2,900, respectively, of amortization expense for intangible assets. For the three and nine months ended September 30, 2017, we recorded $416 and $664, respectively, of amortization expense for intangible assets. For the

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of September 30, 2018

(Unaudited and dollars in thousands, except share and per share data)

three and nine months ended September 30, 2018, we wrote-off intangible assets of $1,641 and $4,155, respectively. For the three and nine months ended September 30, 2017, we did not write-off any intangible assets. As of September 30, 2018, we expect to record additional amortization expense on current in-place intangible assets of $358 for the remainder of 2018.

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

Depreciation Expense

Depreciation expense for real estate assets is computed using a straight-line method based on a life of 40 years for buildings and improvements and five to ten years for equipment and fixtures. For the three and nine months ended September 30, 2018, we recorded $10,216 and $30,690 of depreciation expense, respectively. For the three and nine months ended September 30, 2017, we recorded $8,255 and $23,625 of depreciation expense, respectively.

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

For the three and nine months ended September 30, 2018, we recognized revenues of $65 and $171, respectively, related to recoveries of lost rental revenue due to natural disasters and other insurable events from our insurance providers. For the three and nine months ended September 30, 2017, we recognized revenues of $11 and $96, respectively, related to recoveries of lost rental revenue due to natural disasters and other insurable events from our insurance providers.

Advertising Expenses

For the three and nine months ended September 30, 2018, we incurred $577 and $1,674 of advertising expenses, respectively. For the three and nine months ended September 30, 2017, we incurred $437 and $1,285 of advertising expenses, respectively.

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of September 30, 2018

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

As of September 30, 2018

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

FASB ASC Topic 825, “Financial Instruments” requires disclosure of the fair value of financial instruments for which it is practicable to estimate that value. Given that cash and cash equivalents and restricted cash are short term in nature with limited fair value volatility, the carrying amount is deemed to be a reasonable approximation of fair value and the fair value input is classified as a Level 1 fair value measurement. The fair value input for the derivatives is classified as a Level 2 fair value measurement within the fair value hierarchy. The fair value inputs for our unsecured credit facility and our former secured credit facility are classified as Level 2 fair value measurements within the fair value hierarchy. The fair value of mortgage indebtedness is based on a discounted cash flows valuation technique. As this technique utilizes current credit spreads, which are generally unobservable, this is classified as a Level 3 fair value measurement within the fair value hierarchy.  We determine appropriate credit spreads based on the type of debt and its maturity. There were no transfers between levels in the fair value hierarchy for the three or nine months ended September 30, 2018 or 2017. The following table summarizes the carrying amount and the fair value of our financial instruments as of the periods indicated:

	As of September 30, 2018		As of December 31, 2017
Financial Instrument	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Cash and cash equivalents	$7,645	$7,645	$9,985	$9,985
Restricted cash	8,265	8,265	4,634	4,634
Derivative assets	12,440	12,440	7,291	7,291

Liabilities
Debt:
Unsecured credit facility	249,108	251,005	101,629	104,005
Term Loan	99,155	100,000	99,105	100,000
Mortgages	614,975	596,310	577,708	564,333

k. Deferred Financing Costs

Costs incurred in connection with debt financing are deferred and classified within indebtedness and charged to interest expense over the terms of the related debt agreements, under the effective interest method.

l. Income Taxes

We have elected to be taxed as a REIT beginning with the taxable year ended December 31, 2011.  Accordingly, we recorded no income tax expense for the three and nine months ended September 30, 2018 and 2017.

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of September 30, 2018

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

In August 2016, the FASB issued an accounting standard classified under FASB ASC Topic 230, “Statement of Cash Flows”. This accounting standard provides guidance on eight specific cash flow issues: (i) debt prepayment or debt extinguishment costs; (ii) settlement of zero-coupon debt  instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; (iii) contingent consideration payments made after a business combination; (iv) proceeds from the settlement of insurance claims; (v) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; (vi) distributions received from equity method investees; (vii) beneficial interests in securitization transactions; and (viii) separately identifiable cash flows and application of the predominance principle. Subsequently, the FASB issued amendments to this accounting standard that required companies to include restricted cash and restricted cash equivalents with cash and cash equivalents when reconciling the statement of cash flows. The amendments were effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. We adopted these standards as of January 1, 2018. The adoption of this accounting standard resulted in a decrease in net cash used in investing activities of $1,147 for the nine months ended September 30, 2017.

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

As of September 30, 2018

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

Not Yet Adopted Within these Financial Statements

In February 2016, the FASB issued an accounting standard classified under FASB ASC Topic 842, “Leases”.  For lessees, this accounting standard amends lease accounting by requiring (1) the recognition of lease assets and lease liabilities for those leases classified as operating leases on the balance sheet and (2) additional disclosure about leasing arrangements.  For lessors, the guidance under the new lease standard is substantially similar to existing accounting guidance.  This standard is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted.  Management expects to adopt the new standard on January 1, 2019 using the modified retrospective approach and the package of practical expedients.  Therefore, a cumulative-effect adjustment will be recorded on the effective date and all prior comparative periods will be presented in accordance with legacy lease accounting standards.  Management anticipates that our apartment leases, where we are lessor, will continue to be accounted for as operating leases under the new standard and, therefore, we do not expect significant changes in accounting for these leases.  Management expects that for various corporate office leases, where we are lessee, we will record a right of use asset and a lease liability on our consolidated balance sheets upon adoption. Management will continue to evaluate the impact of the new lease standard on our consolidated financial statements.

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

As of September 30, 2018

(Unaudited and dollars in thousands, except share and per share data)

NOTE 3: Investments in Real Estate

As of September 30, 2018, our investments in real estate consisted of 58 apartment properties with 15,860 units.  The table below summarizes our investments in real estate:

	As of September 30, 2018	As of December 31, 2017	Depreciable Lives (In years)
Land	$203,130	$193,026	—
Building	1,313,805	1,279,777	40
Furniture, fixtures and equipment	55,080	31,353	5-10
Total investment in real estate	$1,572,015	$1,504,156
Accumulated depreciation	(101,589)	(84,097)
Investments in real estate, net	$1,470,426	$1,420,059

As of September 30, 2018, we owned five properties that were classified as held for sale and expect these properties to be sold in the next twelve months. The table below summarizes our held for sale properties. We did not have any properties classified as held for sale as of December 31, 2017.

Property Name	Location	Units	Net Carrying Value
Reserve at Eagle Ridge	Waukegan, IL	370	$26,941
Carrington Park	Little Rock, AR	202	20,581
Arbors at the Reservoir	Ridgeland, MS	170	19,411
Stonebridge at the Ranch	Little Rock, AR	260	29,598
Aventine Greenville	Greenville, SC	346	45,322
Total		1,348	$141,853

Acquisitions

The below table summarizes the acquisitions for the nine months ended September 30, 2018:

Property Name	Date of Purchase	Location	Units	Contract Price
Creekside Corners (1)	1/3/2018	Lithonia, GA	444	$43,901
Hartshire Lakes (1)	1/3/2018	Bargersville, IN	272	27,597
The Chelsea	1/4/2018	Columbus, OH	312	36,750
Avalon Oaks	2/27/2018	Columbus, OH	235	23,000
Bridgeview	7/11/2018	Tampa, FL	348	43,000
Collier Park	7/26/2018	Grove City, OH	232	21,200
Total			1,843	$195,448

(1)

These properties were acquired as the last phase of our acquisition of a nine-community portfolio, totaling 2,352 units, which we agreed to acquire on September 3, 2017 for a total purchase price of $228,144.

The following table summarizes the aggregate fair value of the assets and liabilities associated with the properties acquired during the nine-month period ended September 30, 2018, on the date of acquisition, accounted for under FASB ASC Topic 805-50-15-3.

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of September 30, 2018

(Unaudited and dollars in thousands, except share and per share data)

Description	Fair Value of Assets Acquired During the Nine-Month Period Ended September 30, 2018
Assets acquired:
Investments in real estate (a)	$193,237
Accounts receivable and other assets	460
Intangible assets	2,356
Total assets acquired	$196,053
Liabilities assumed:
Indebtedness	$39,362
Accounts payable and accrued expenses	1,062
Other liabilities	501
Total liabilities assumed	40,925
Estimated fair value of net assets acquired	$155,128

(a)	Included $395 of property related acquisition costs capitalized during the nine months ended September 30, 2018.

In October 2018, we acquired Waterford Landing, a 260-unit property located in McDonough, GA, which we purchased for $30,500.

NOTE 4: Indebtedness

The following tables contain summary information concerning our indebtedness as of September 30, 2018:

Debt:	Outstanding Principal	Unamortized Discount and Debt Issuance Costs	Carrying Amount	Type	Weighted Average Rate	Weighted Average Maturity (in years)
Unsecured credit facility (1)	$251,005	$(1,897)	$249,108	Floating	3.6%	2.8
Unsecured term loan	100,000	(845)	99,155	Floating	3.9%	6.1
Mortgages	617,733	(2,758)	614,975	Fixed	3.8%	5.2
Total Debt	$968,738	$(5,500)	$963,238		3.8%	4.6
(1)	The unsecured credit facility total capacity is $300,000, of which $251,005 was outstanding as of September 30, 2018.

	Original maturities on or before December 31,
Debt:	2018	2019	2020	2021	2022	2023	Thereafter
Unsecured credit facility	$-	$-	$-	$201,005	$50,000	$-	$-
Unsecured term loan	-	-	-	-	-	-	100,000
Mortgages	842	5,581	8,726	103,764	74,978	106,972	316,870
Total	$842	$5,581	$8,726	$304,769	$124,978	$106,972	$416,870

As of September 30, 2018, we were in compliance with all financial covenants contained in documents governing our indebtedness.

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of September 30, 2018

(Unaudited and dollars in thousands, except share and per share data)

The following table contains summary information concerning our indebtedness as of December 31, 2017:

Debt:	Outstanding Principal	Unamortized Discount and Debt Issuance Costs	Carrying Amount	Type	Weighted Average Rate	Weighted Average Maturity (in years)
Unsecured credit facility (1)	$104,005	$(2,376)	$101,629	Floating	3.0%	3.8
Unsecured term loan	100,000	(895)	99,105	Floating	3.2%	6.9
Mortgages	580,635	(2,927)	577,708	Fixed	3.7%	5.8
Total Debt	$784,640	$(6,198)	$778,442		3.6%	5.7

(1)	The unsecured credit facility total capacity was $300,000, of which $104,005 was outstanding as of December 31, 2017.

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

On October 11, 2018, in connection with the acquisition of our Waterford Landing property, we assumed a $15,500 loan secured by a first mortgage on the property. The loan bears interest at a rate of 4.82% per annum, provides for monthly payments of interest only through January 2019, when principal and interest payments will be due monthly based on a 30-year amortization schedule, and matures January 2026. In addition during October 2018, we made draws on our credit facility totaling $31,000 for the Waterford Landing acquisition and capital expenditures.

On October 30, 2018, we entered into a five-year, $200,000 unsecured term loan agreement with KeyBank, that matures January 2024. The term loan bears interest at a spread over LIBOR, based on our overall leverage. At closing, the spread to LIBOR was 145 basis points. At closing, we drew $150,000 with the remaining $50,000 available for twelve months following closing. We applied proceeds of the draw to reduce outstanding borrowings under our credit facility.

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

As of September 30, 2018

(Unaudited and dollars in thousands, except share and per share data)

The following table summarizes the aggregate notional amount and estimated net fair value of our derivative instruments as of September 30, 2018 and December 31, 2017:

	As of September 30, 2018			As of December 31, 2017
	Notional	Fair Value of Assets	Fair Value of Liabilities	Notional	Fair Value of Assets	Fair Value of Liabilities
Cash flow hedges:
Interest rate swap	$150,000	$6,823	$—	$150,000	$4,700	$—
Interest rate collar	100,000	5,617	—	50,000	1,297	—
	250,000	12,440	—	200,000	5,997	—
Freestanding derivatives:
Interest rate collar	—	—	—	50,000	1,294	—
Total	$250,000	$12,440	$—	$250,000	$7,291	$—

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

The other $50,000 notional value interest rate collar was accounted for as a freestanding derivative from inception. On January 4, 2018, we designated this other $50,000 notional value interest rate collar as a cash flow hedge and determined that the hedge is highly effective in offsetting interest rate fluctuations associated with the identified indebtedness. During the nine months ended September 30, 2018, we recognized a $52 gain within other income (expense) in our consolidated statements of operations reflecting the change in fair value of the instrument.

Effective interest rate swaps and caps are reported in accumulated other comprehensive income, and the fair value of these hedge agreements is included in other assets or other liabilities.

For our interest rate swap and collars that are considered highly effective hedges, we reclassified realized gains of $382 and $862 to earnings within interest expense for the three and nine months ended September 30, 2018, respectively, and we expect $2,666 to be reclassified out of accumulated other comprehensive income to earnings over the next 12 months.

On October 17, 2018, we purchased an interest rate collar with an initial notional value of $100,000, a 2.50% cap and 2.25% floor, and a maturity date of January 17, 2024. The notional value adjusts to $150,000 in November 2018. We designated this interest rate collar as a cash flow hedge at inception and determined that the hedge is highly effective in offsetting interest rate fluctuations associated with the identified indebtedness.

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of September 30, 2018

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

On September 17, 2018, our board of directors declared a distribution of $0.18 per share, which was paid on October 19, 2018 to common shareholders of record as of October 5, 2018.

During the three and nine months ended September 30, 2018, we also paid $0 and $181, respectively, of dividends on restricted common share awards that vested during the period.

On August 4, 2017, we entered into an At-the-Market Issuance Sales Agreement (the “Sales Agreement”) with various sales agents. Pursuant to the Sales Agreement, we may offer and sell shares of our common stock, $0.01 par value per share, having an aggregate offering price of up to $150,000, from time to time through the sales agents. The sales agents are entitled to compensation in an agreed amount not to exceed 2.0% of the gross sales price per share for any shares sold from time to time under the Sales Agreement. We have no obligation to sell any of the shares under the Sales Agreement and may at any time suspend solicitations and offers under the Sales Agreement.  For the three months ended September 30, 2018, 1,861,508 shares were issued at a weighted average price of $10.32, resulting in $18,823 of net proceeds, after deducting $384 of commissions. For the nine months ended September 30, 2018, 1,923,164 shares were issued at a weighted average price of $10.32, resulting in $19,445 of net proceeds, after deducting $397 of commissions. Pursuant to the Sales Agreement $118,065 remained available for issuance as of September 30, 2018.

Noncontrolling Interest

During the three months ended September 30, 2018, holders of IROP units exchanged 18,108 units for 18,108 shares of our common stock. Based on the cost basis of the IROP units on the dates of these exchanges, $198 was reclassified from noncontrolling interests to stockholders’ equity. During the nine months ended September 30, 2018, holders of IROP units exchanged 2,130,244 units for 2,130,244 shares of our common stock. Based on the cost basis of the IROP units on the dates of these exchanges, $14,506 was reclassified from noncontrolling interests to stockholders’ equity.

As of September 30, 2018, 881,107 IROP units held by unaffiliated third parties remain outstanding.

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of September 30, 2018

(Unaudited and dollars in thousands, except share and per share data)

On March 13, 2018, our board of directors declared a distribution of $0.18 per unit, which was paid on April 20, 2018 to IROP LP unitholders of record as of April 4, 2018.

On June 13, 2018, our board of directors declared a distribution of $0.18 per unit, which was paid on July 20, 2018 to  IROP LP unitholders of record as of July 6, 2018.

On September 17, 2018, our board of directors declared a distribution of $0.18 per unit, which was paid on October 19, 2018 to IROP LP unitholders of record as of October 5, 2018.

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

Subsequent to our management internalization, from December 21, 2016 through June 20, 2017 we were party to a shared services agreement whereby RAIT provided us with certain back office services. For the three and nine months ended September 30, 2017, we incurred costs of $0 and $727, respectively, with respect to this shared services agreement which are included within general and administrative expenses in our consolidated statements of operations.

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of September 30, 2018

(Unaudited and dollars in thousands, except share and per share data)

Subsequent to our management internalization, we are party to property management agreements with RAIT under which we provide property management services to RAIT owned properties. For the three and nine months ended September 30, 2018, we earned property management fees from RAIT of $16 and $63, respectively. For the three and nine months ended September 30, 2017, we earned property management fees from RAIT of $27 and $238, respectively.

As of September 30, 2018 and December 31, 2017, we had no payables to or receivables from RAIT for shared service fees or property management fees.

NOTE 9: Earnings (Loss) Per Share

The following table presents a reconciliation of basic and diluted earnings (loss) per share for the three and nine months ended September 30, 2018 and 2017:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Net income (loss)	$4,836	$1,156	$11,881	$24,922
(Income) loss allocated to noncontrolling interests	(49)	(59)	(173)	(1,009)
Net income (loss) allocable to common shares	4,787	1,097	11,708	23,913
Weighted-average shares outstanding—Basic	87,702,078	71,972,394	86,559,294	69,875,802
Weighted-average shares outstanding—Diluted	88,046,311	72,144,544	86,818,337	70,105,571
Earnings (loss) per share—Basic	$0.05	$0.02	$0.14	$0.34
Earnings (loss) per share—Diluted	$0.05	$0.02	$0.13	$0.34

Certain IROP units, stock appreciation rights, or SARs, and unvested shares were excluded from the earnings (loss) per share computation because their effect would have been anti-dilutive, totaling 881,107 and 962,066 for the three and nine months ended September 30, 2018, and 3,035,654 for the three and nine months ended September 30, 2017.

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

We seek to acquire and operate apartment properties that:

•	have stable occupancy;

•	are located in submarkets that have solid economic demand fundamentals, including an expectation of low levels of new apartment construction in the foreseeable future;

•	in appropriate circumstances, present opportunities for repositioning or updating through capital expenditures when we see opportunities for increased rents; and

•	present opportunities to apply tailored marketing and management strategies to attract and retain residents and enable rent increases.

Property Portfolio

As of September 30, 2018, we owned 58 multifamily apartment properties, totaling 15,860 units.  Below is a summary of our property portfolio by market.

(Dollars in thousands, except per unit data)	As of September 30, 2018				For the Three Months Ended September 30, 2018
Market	Number of Properties	Units	Gross Real Estate Assets	Period End Occupancy	Average Effective Monthly Rent per Unit	Net Operating Income (a)	% of NOI
Atlanta, GA	4	1,536	$187,481	91.0%	$1,119	$3,278	11.4%
Raleigh - Durham, NC	5	1,372	186,811	90.3%	1,113	2,806	9.7%
Memphis, TN	4	1,383	139,500	94.3%	1,059	2,722	9.4%
Louisville, KY	6	1,710	187,358	87.8%	957	2,673	9.3%
Columbus, OH	6	1,547	147,278	91.6%	947	2,384	8.3%
Oklahoma City, OK	5	1,658	75,271	94.9%	650	1,766	6.1%
Indianapolis, IN	4	916	89,211	93.3%	964	1,508	5.2%
Dallas, TX	3	734	86,291	96.7%	1,164	1,422	4.9%
Charleston, SC	2	518	79,333	93.8%	1,302	1,163	4.0%
Tampa-St. Petersburg, FL	2	564	72,749	90.8%	1,098	1,024	3.5%
Little Rock, AR (a)	2	462	55,249	95.0%	975	839	2.9%
Orlando, FL	1	297	48,013	93.9%	1,449	839	2.9%
Greenville, SC (b)	1	346	48,378	93.6%	1,083	704	2.4%
Chicago, IL (b)	1	370	29,804	92.7%	1,060	664	2.3%
Austin, TX	1	300	35,863	91.7%	1,268	639	2.2%
Myrtle Beach, SC	2	340	30,832	94.4%	986	630	2.2%
Charlotte, NC	1	208	41,992	92.3%	1,495	615	2.1%
Asheville, NC	1	252	28,467	96.0%	1,113	605	2.1%
Wilmington, NC	1	288	30,849	93.4%	884	563	2.0%
St. Louis, MO	1	152	33,260	92.8%	1,424	470	1.6%
Chattanooga, TN	2	295	26,564	96.9%	964	455	1.6%
Jackson, MS (b)	1	170	21,494	96.5%	1,154	394	1.4%
Baton Rouge, LA	1	264	28,591	76.9%	931	359	1.2%
Huntsville, AL	1	178	16,299	96.6%	905	330	1.1%
Total/Weighted Average	58	15,860	$1,726,938	92.3%	$1,024	$28,852	100.0%

(a)	Market includes two properties which have been classified as held for sale as of September 30, 2018.
(b)	Market includes one property which has been classified as held for sale as of September 30, 2018.

As of September 30, 2018, our same-store portfolio consisted of 37 multifamily apartment properties, totaling 10,329 units.  See “Non-GAAP Financial Measures – Same Store Portfolio Net Operating Income” below for our definition of same store and definitions and reconciliations related to our net operating income and net operating income margin.

Property Operations

During the three months ended September 30, 2018, on a same-store basis, our total revenues were up 1.9% as compared to the third quarter of 2017 driven by higher average effective monthly rents. Revenue growth was strong in the Huntsville, AL, Orlando, FL, and St. Louis, MO markets driven by higher occupancy and higher average effective rent per unit in the third quarter of 2018 as compared to the third quarter of 2017.

Same-store net operating income increased 1.9% during the third quarter of 2018 as compared to the same period in the prior year driven by the higher revenues. For the nine months ended September 30, 2018, our same-store total revenues were 2.0% higher and our same-store net operating income was 2.2% higher than for the nine months ended September 30, 2017. Excluding the seven properties that are in our same store property portfolio and are currently undergoing renovations, NOI increased 3.0% and 2.3% for the three and nine months ended September 30, 2018.

Property Acquisitions

During the nine months ended September 30, 2018, we acquired six properties. On January 3, 2018, we acquired two properties representing the completion of the nine-property portfolio acquisition initially announced in September 2017. In whole, the nine-community portfolio totaled 2,352 units and was acquired for a gross purchase price of $228.1 million. We assumed $58.5 million of property level debt in association with three of the acquired assets. On January 4, 2018, we acquired a 312-unit community located in Columbus, OH for approximately $36.8 million. On February 27, 2018, we acquired a 235-unit community located in Columbus, OH for approximately $23.0 million. On July 11, 2018, we acquired a 348-unit community located in Tampa, FL for approximately $43.0 million. On July 26, 2018, we acquired a 232-unit community located in Grove City, OH for approximately $21.2 million.

On October 11, 2018, we acquired a 260-unit community located in McDonough, GA for approximately $30.5 million. In November 2018 we expect to acquire a 276-unit property located in Brandon, FL for $47.0 million.

The properties above that were acquired during the second half of 2018 were acquired using proceeds from our line of credit in advance of completing sales associated with our capital recycling initiative, which we commenced during mid-2018.  The capital recycling program consists of disposing of assets in smaller markets where we lack scale and/or markets where management believes that growth is slowing. As of September 30, 2018, we had five properties classified as held for sale as part of this capital recycling program, totaling 1,348 units and $154.9 million in gross real estate investments.

Value Add

Value add initiatives, comprised of renovations and upgrades at selected communities to drive increased rental rates, remain a core component of our growth strategy for 2018 and beyond. We currently have plans to execute on two phases of value add projects covering 4,317 units across 14 properties. During the third quarter of 2018, we had redevelopment completed or underway in 3,949 units across 12 properties. The renovations for the remaining two properties are scheduled to commence in the fourth quarter of 2018.

Results of Operations

Three Months Ended September 30, 2018 compared to the Three Months Ended September 30, 2017

	SAME STORE PROPERTIES				NON SAME STORE PROPERTIES				CONSOLIDATED
(Dollars in thousands)	Three Months Ended September 30,				Three Months Ended September 30,				Three Months Ended September 30,
	2018	2017	Increase (Decrease)	% Change	2018	2017	Increase (Decrease)	% Change	2018	2017	Increase (Decrease)	% Change
Property Data:
Number of properties	37	37			21	9	12	133.3%	58	46	12	26.1%
Number of units	10,329	10,329			5,531	2,483	3,048	122.8%	15,860	12,812	3,048	23.8%
Revenue:
Rental income	$29,136	$28,682	$454	1.6%	$14,282	$6,849	$7,433	108.5%	$43,418	$35,531	$7,887	22.2%
Reimbursement and other income	3,628	3,468	160	4.6%	1,598	865	733	84.7%	5,226	4,333	893	20.6%
Total revenue	32,764	32,150	614	1.9%	15,880	7,714	8,166	105.9%	48,644	39,864	8,780	22.0%
Expenses:
Real estate operating expenses	13,365	13,108	257	2.0%	6,427	3,088	3,339	108.1%	19,792	16,196	3,596	22.2%
Net Operating Income	$19,399	$19,042	$357	1.9%	$9,453	$4,626	$4,827	104.3%	$28,852	$23,668	$5,184	21.9%

Other Income:
Property management and other income									135	202	(67)	-33.2%
Total other income									135	202	(67)	-33.2%
Corporate and other expenses:
Property management expenses									1,661	1,328	333	25.1%
General and administrative expenses									2,578	2,322	256	11.0%
Acquisition and integration expenses									-	569	(569)	-100.0%
Depreciation and amortization expense									10,783	8,671	2,112	24.4%
Total corporate and other expenses									15,022	12,890	2,132	16.5%
Operating Income (loss)									13,965	10,980	2,985	27.2%
Interest expense									(9,129)	(6,963)	(2,166)	-31.1%
Hedge ineffectiveness									-	12	(12)	-100.0%
Net gains (losses) on sale of assets									-	(92)	92	100.0%
Acquisition related debt extinguishment expenses									-	(2,781)	2,781	100.0%
Net income (loss)									4,836	1,156	3,680	318.3%
(Income) loss allocated to noncontrolling interests									(49)	(59)	10	16.9%
Net income (loss) available to common shares									$4,787	$1,097	$3,690	336.4%

Revenue

Rental income. Rental revenue increased $7.9 million to $43.4 million for the three months ended September 30, 2018 from $35.5 million for the three months ended September 30, 2017. The increase was primarily attributable to a $0.5 million increase in same store rental income driven by a 2.5% increase in average effective monthly rents compared to the prior year period and a $7.4 million increase in non same store rental income. The non same store rental income increase was due to the number of properties included in each period being different as a result of the timing of property sales and acquisitions.

Reimbursement and other income. Reimbursement and other income increased $0.9 million to $5.2 million for the three months ended September 30, 2018 from $4.3 million for the three months ended September 30, 2017. The increase was primarily due to a $0.2 million increase in same store reimbursement and other income attributable to our continued focus on driving non-rental revenue and fee income through an increase in amenities offered and higher amenity usage and a $0.7 million increase in non same store reimbursement and other income. The non same store reimbursement income increase was due to the number of properties included in each period being different as a result of the timing of property sales and acquisitions.

Property management income. Property management income decreased $0.1 million to $0.1 million for the three months ended September 30, 2018 compared to $0.2 million for the three months ended September 30, 2017.  This was due to a decrease in the number of third party properties managed in the three months ended September 30, 2018 compared to the three months ended September 30, 2017.

Expenses

Real estate operating expenses. Property operating expenses increased $3.6 million to $19.8 million for the three months ended September 30, 2018 from $16.2 million for the three months ended September 30, 2017. The increase was primarily due to a $0.3 million increase in same store real estate operating expenses and a $3.3 million increase in non same store real estate operating expenses. The non same store real estate operating expense increase was due to the number of properties included in each period being different as a result of the timing of property sales and acquisitions.

Property management expenses. Property management expenses increased $0.4 million to $1.7 million for the three months ended September 30, 2018 from $1.3 million for the three months ended September 30, 2017. This was primarily due to an increase in compensation and legal fees for our property management company as the size of our property portfolio has grown.

General and administrative expenses. General and administrative expenses increased $0.3 million to $2.6 million for the three months ended September 30, 2018 from $2.3 million for the three months ended September 30, 2017. This increase was primarily due to an increase in compensation expense and professional services as the size of our corporate office has grown.

Acquisition and integration expenses. Acquisition and integration expenses were $0.6 million for the three months ended September 30, 2017. No acquisition costs were capitalized during the three months ended September 30, 2018 because all acquisitions after January 1, 2018 were accounted for as asset acquisitions rather than business combinations.

Depreciation and amortization expense. Depreciation and amortization expense increased $2.1 million to $10.8 million for the three months ended September 30, 2018 from $8.7 million for the three months ended September 30, 2017. The increase was primarily attributable to a $1.9 million increase in depreciation expense due to property acquisitions during 2017 and 2018.

Interest expense. Interest expense increased $2.1 million to $9.1 million for the three months ended September 30, 2018 from $7.0 million for the three months ended September 30, 2017. This is primarily due to a $191.3 million increase in the balance of our unsecured credit facility from September 30, 2017 to September 30, 2018, which related to our investments in additional property acquisitions and value add related capital expenditures.

Nine Months Ended September 30, 2018 compared to the Nine Months Ended September 30, 2017

	SAME STORE PROPERTIES				NON SAME STORE PROPERTIES				CONSOLIDATED
(Dollars in thousands)	Nine Months Ended September 30,				Nine Months Ended September 30,				Nine Months Ended September 30,
	2018	2017	Increase (Decrease)	% Change	2018	2017	Increase (Decrease)	% Change	2018	2017	Increase (Decrease)	% Change
Property Data:
Number of properties	37	37			21	9	12	133.3%	58	46	12	26.1%
Number of units	10,329	10,329			5,531	2,483	3,048	122.8%	15,860	12,812	3,048	23.8%
Revenue:
Rental income	$86,523	$85,093	$1,430	1.7%	$39,428	$20,351	$19,077	93.7%	$125,951	$105,444	$20,507	19.4%
Reimbursement and other income	10,752	10,228	524	5.1%	4,291	2,518	1,773	70.4%	15,043	12,746	2,297	18.0%
Total revenue	97,275	95,321	1,954	2.0%	43,719	22,869	20,850	91.2%	140,994	118,190	22,804	19.3%
Expenses:
Real estate operating expenses	39,288	38,556	732	1.9%	17,625	9,550	8,075	84.6%	56,913	48,106	8,807	18.3%
Net Operating Income	$57,987	$56,765	$1,222	2.2%	$26,094	$13,319	$12,775	95.9%	$84,081	$70,084	$13,997	20.0%

Other Income:
Property management and other income									429	579	(150)	-25.9%
Total other income									429	579	(150)	-25.9%
Corporate and other expenses:
Property management expenses									4,936	4,310	626	14.5%
General and administrative expenses									8,184	7,128	1,056	14.8%
Acquisition and integration expenses									-	956	(956)	-100.0%
Depreciation and amortization expense									33,590	24,289	9,301	38.3%
Total corporate and other expenses									46,710	36,683	10,027	27.3%
Operating Income (loss)									37,800	33,980	3,820	11.2%
Interest expense									(26,063)	(21,573)	(4,490)	-20.8%
Other income (expense)									144	(5)	149	NM
Net gains (losses) on sale of assets									-	15,873	(15,873)	-100.0%
Gains (losses) on extinguishment of debt									-	(572)	572	-100.0%
Acquisition related debt extinguishment expenses									-	(2,781)	2,781	-100.0%
Net income (loss)									11,881	24,922	(13,041)	-52.3%
(Income) loss allocated to noncontrolling interests									(173)	(1,009)	836	82.9%
Net income (loss) available to common shares									$11,708	$23,913	$(12,205)	-51.0%

Revenue

Rental income. Rental revenue increased $20.6 million to $126.0 million for the nine months ended September 30, 2018 from $105.4 million for the nine months ended September 30, 2017. The increase was primarily attributable to a $1.5 million increase in same store rental income driven by a 2.1% increase in average effective monthly rents compared to the prior year period and a $19.1 million increase in non same store rental income. The non same store rental income increase was due to the number of properties included in each period being different as a result of the timing of property sales and acquisitions.

Reimbursement and other income. Reimbursement and other income increased $2.3 million to $15.0 million for the nine months ended September 30, 2018 from $12.7 million for the nine months ended September 30, 2017. The increase was primarily due to a $0.5 million increase in same store reimbursement and other income attributable to our continued focus on driving non-rental revenue and fee income increase in amenities offered and higher amenity usage and a $1.8 million increase in non same store reimbursement and other income. The non same store reimbursement income increase was due to the number of properties included in each period being different as a result of the timing of property sales and acquisitions.

Property management income. Property management income decreased $0.2 million to $0.4 million for the nine months ended September 30, 2018 compared to $0.6 million for the nine months ended September 30, 2017. This was due to a decrease in the number of third party properties managed in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017.

Expenses

Real estate operating expenses. Property operating expenses increased $8.8 million to $56.9 million for the nine months ended September 30, 2018 from $48.1 million for the nine months ended September 30, 2017. The increase was primarily due to a $0.7 million increase in same store real estate operating expenses and a $8.1 million increase in our non same store real estate operating expenses. The non same store real estate operating expenses increase was due to the number of properties included in each period being different as a result of the timing of property sales and acquisitions.

Property management expenses: Property management expenses increased $0.6 million to $4.9 million for the nine months ended September 30, 2018 from $4.3 million for the nine months ended September 30, 2017. This was primarily due to an increase in legal fees, software costs, and advertising costs for our property management company as the size of our property portfolio has grown.

General and administrative expenses. General and administrative expenses increased $1.1 million to $8.2 million for the nine months ended September 30, 2018 from $7.1 million for the nine months ended September 30, 2017. This increase was primarily due to a $0.6 million increase in compensation expense, a $0.2 million increase in professional fees, and a $0.1 million increase in rent expense as the size of our corporate office has grown.

Acquisition and integration expenses. Acquisition and integration expenses were $1.0 million for the nine months ended September 30, 2017. No acquisition costs were capitalized during the nine months ended September 30, 2018 because all acquisitions after January 1, 2018 were accounted for as asset acquisitions rather than business combinations.

Depreciation and amortization expense. Depreciation and amortization expense increased $9.3 million to $33.6 million for the nine months ended September 30, 2018 from $24.3 million for the nine months ended September 30, 2017. The increase was primarily attributable to a $4.9 million increase in depreciation expense due to property acquisitions during 2017 and 2018 and a $2.2 million increase in in-place lease intangible amortization, and a $2.2 million increase in the depreciation and amortization for our same store portfolio.

Interest expense. Interest expense increased $4.5 million to $26.1 million for the nine months ended September 30, 2018 from $21.6 million for the nine months ended September 30, 2017. This is primarily due to a $191.3 million increase in the balance of our unsecured credit facility from September 30, 2017 to September 30, 2018, which related to our investments in additional property acquisitions and value add related capital expenditures.

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

Set forth below is a reconciliation of net income (loss) to FFO and CFFO for the three and nine months ended September 30, 2018 and 2017 (in thousands, except share and per share information):

	For the Three Months Ended September 30, 2018		For the Three Months Ended September 30, 2017
	Amount	Per Share (1)	Amount	Per Share (2)
Funds From Operations (FFO):
Net income (loss)	$4,836	$0.05	$1,156	$0.02
Adjustments:
Real estate depreciation and amortization	10,738	0.13	8,645	0.11
Net (gains) losses on sale of assets excluding defeasance costs	-	-	92	-
Funds From Operations (FFO)	$15,574	$0.18	$9,893	$0.13
Core Funds From Operations (CFFO):
Funds From Operations (FFO)	$15,574	$0.18	$9,893	$0.13
Adjustments:
Stock compensation expense	563	0.01	422	0.01
Amortization of deferred financing costs	309	-	282	-
Acquisition and integration expenses	-	-	569	0.01
Other depreciation and amortization	45	-	26	-
Other expense (income)	-	-	(12)	-
Acquisition related debt extinguishment expenses	-	-	2,781	0.04
Core Funds From Operations (CFFO)	$16,491	$0.19	$13,961	$0.19

	For the Nine Months Ended September 30, 2018		For the Nine Months Ended September 30, 2017
	Amount	Per Share (1)	Amount	Per Share (2)
Funds From Operations (FFO):
Net income (loss)	$11,881	$0.14	$24,922	$0.34
Adjustments:
Real estate depreciation and amortization	33,489	0.38	24,227	0.34
Net (gains) losses on sale of assets excluding defeasance costs	-	-	(18,621)	(0.26)
Funds From Operations (FFO)	$45,370	$0.52	$30,528	$0.42
Core Funds From Operations (CFFO):
Funds From Operations (FFO)	$45,370	$0.52	$30,528	$0.42
Adjustments:
Stock compensation expense	1,966	0.02	1,548	0.02
Amortization of deferred financing costs	1,078	0.01	1,160	0.01
Acquisition and integration expenses	-	-	956	0.01
Other depreciation and amortization	101	-	62	-
Other expense (income)	(52)	-	-	-
Defeasance costs included in net gains (losses) on sale of assets	-	-	2,748	0.04
(Gains) losses on extinguishment of debt	-	-	572	0.01
Acquisition related debt extinguishment expenses	-	-	2,781	0.04
Core Funds From Operations (CFFO)	$48,463	$0.55	$40,355	$0.55

(1)	Based on 88,585,940 and 87,870,135 weighted-average shares and units outstanding for the three and nine months ended September 30, 2018, respectively.
(2)	Based on 75,009,859 and 72,801,899 weighted-average shares and units outstanding for the three and nine months ended September 30, 2017, respectively.

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

Set forth below is a reconciliation of same store net operating income to net income (loss) available to common shares for the three and nine months ended September 30, 2018 and 2017 (in thousands, except per unit data):

	Three Months Ended September 30, (a)			Nine Months Ended September 30, (a)
	2018	2017	% change	2018	2017	% change
Revenue:
Rental income	$29,136	$28,682	1.6%	$86,523	$85,093	1.7%
Reimbursement and other income	3,628	3,468	4.6%	10,752	10,228	5.1%
Total revenue	32,764	32,150	1.9%	97,275	95,321	2.0%
Operating Expenses
Real estate taxes	3,922	3,836	2.2%	11,951	11,592	3.1%
Property insurance	638	660	-3.3%	1,997	2,074	-3.7%
Personnel expenses	3,249	3,157	2.9%	9,511	9,274	2.6%
Utilities	2,083	2,121	-1.8%	6,154	6,020	2.2%
Repairs and maintenance	1,345	1,383	-2.7%	3,508	3,670	-4.4%
Contract services	1,004	996	0.8%	3,069	2,926	4.9%
Advertising expenses	376	356	5.6%	1,127	1,045	7.8%
Casualty expense (income)	20	11	nm	54	8	nm
Other expenses	728	588	23.8%	1,917	1,947	-1.5%
Total operating expenses	13,365	13,108	2.0%	39,288	38,556	1.9%
Net operating income	$19,399	$19,042	1.9%	$57,987	$56,765	2.2%
NOI Margin	59.2%	59.2%	0.0%	59.6%	59.6%	0.1%
Average Occupancy	94.1%	94.9%	-0.8%	94.5%	94.6%	-0.1%
Average effective monthly rent, per unit	$1,041	$1,015	2.5%	$1,028	$1,007	2.1%
Reconciliation of Same-Store Net Operating Income to Net Income (Loss)
Same-store portfolio net operating income (a)	$19,399	$19,042		$57,987	$56,765
Non same-store net operating income	9,453	4,626		26,094	13,319
Property management income and other income	135	202		429	579
Property management expenses	(1,661)	(1,328)		(4,936)	(4,310)
General and administrative expenses	(2,578)	(2,322)		(8,184)	(7,128)
Acquisition and integration expenses	-	(569)		-	(956)
Depreciation and amortization	(10,783)	(8,671)		(33,590)	(24,289)
Interest expense	(9,129)	(6,963)		(26,063)	(21,573)
Other income (expense)	-	12		144	(5)
Net gains (losses) on sale of assets	-	(92)		-	15,873
Gains (losses) on extinguishment of debt	-	-		-	(572)
Acquisition related debt extinguishment expenses	-	(2,781)		-	(2,781)
Net income (loss)	$4,836	$1,156		$11,881	$24,922
(a)	Same store portfolio for the three and nine months ended September 30, 2018 and 2017 included 37 properties containing 10,329 units.

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain investments, pay distributions and other general business needs.  We believe our available cash balances, financing arrangements and cash flows from operations will be sufficient to fund our liquidity requirements with respect to our existing portfolio for the next twelve months and the foreseeable future.

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

We intend to meet our liquidity requirements primarily through a combination of one or more of the following:

•	the use of our cash and cash equivalent of $7.6 million as of September 30, 2018;
•	existing and future unsecured financing and financing secured directly or indirectly by the apartment properties in our portfolio;
•	cash generated from operating activities;
•	net cash proceeds from property sales, including sales undertaken as part of our capital recycling strategy and other sales; and
•	proceeds from the sales of our common stock and other equity securities, including common stock that may be sold under our at-the-market program; and advances under our unsecured credit facility.

Cash Flows

As of September 30, 2018 and 2017, we maintained cash and cash equivalents, and restricted cash of approximately $15.9 million and $16.8 million, respectively. Our cash and cash equivalents were generated from the following activities (dollars in thousands):

	For the Nine Months Ended September 30,
	2018	2017
Cash flow (used in) provided by operating activities	$57,315	$45,056
Cash flow (used in) provided by investing activities	(182,430)	(144,737)
Cash flow (used in) provided by financing activities	126,406	90,064
Net change in cash and cash equivalents, and restricted cash	1,291	(9,617)
Cash and cash equivalents, and restricted cash, beginning of period	14,619	26,410
Cash and cash equivalents, and restricted cash, end of the period	$15,910	$16,793

The increase in our cash flow from operating activities during the nine months ended September 30, 2018 was primarily driven by the increased number of properties in our portfolio.

Our cash outflow from investing activities during the nine months ended September 30, 2018 was primarily due to six property acquisitions. Our cash outflow from investing activities during the nine months ended September 30, 2017 was primarily due to seven property acquisitions partially offset by three property dispositions.

Our cash inflow from financing activities during the nine months ended September 30, 2018 was primarily due to draws on our current and previous credit facilities related to the acquisitions of six properties, partially offset by the distribution of dividends of our common stock. Our cash inflow from financing activities during the nine months ended September 30, 2017 was primarily due to repayments of mortgage indebtedness and the interim facility with proceeds from the three property dispositions.

As a REIT, we evaluate our dividend coverage based on our cash flow from operating activities, excluding changes in other assets and liabilities.  During the nine months ended September 30, 2018, we paid distributions to our common stockholders and noncontrolling interests of $37.0 million and generated cash flow from operating activities excluding changes in other assets and liabilities of $48.5 million.

Contractual Commitments

Our Annual Report on Form 10-K for the year ended December 31, 2017 filed on February 23, 2018, includes a table of contractual commitments. There were no material changes to these commitments since the filing of our Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements during the nine months ended September 30, 2018 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our interests.

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

There have been no material changes in quantitative and qualitative market risks during the nine months ended September 30, 2018 from the disclosures included in our 2017 Annual Report on Form 10-K.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting or in other factors during the quarter ended September 30, 2018, that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

IROP’s partnership agreement provides that holders of IROP units have the right to exchange their IROP units for cash, subject to IRT’s right to acquire some or all of the IROP units tendered for exchange through the issuance of an equal number of shares of common stock. During the three months ended September 30, 2018, 18,108 IROP units were exchanged for an equal number of shares of common stock, and the issuance of the common stock was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information.

Term Loan Agreement

On October 30, 2018, IROP entered into a Term Loan Agreement (the “Loan Agreement”) dated as of October 30, 2018 by and among IROP and the subsidiary borrowers named therein, collectively, as borrower, KeyBank National Association (“KeyBank”), as an initial lender thereunder together with the other lenders named therein, KeyBank, as administrative agent, Citibank, N.A. (“Citibank”), as syndication agent, Citibank and KeyBank Capital Markets (“KeyBank Markets”), as joint bookrunners and Citibank and KeyBank Markets, as joint lead arrangers.

The Loan Agreement relates to a $200 million unsecured term loan (the “Term Loan”). At closing we drew $150 million to reduce borrowings currently outstanding under the revolving portion of IROP’s $300 million unsecured credit facility, as well as for fees and expenses related to the Term Loan. The remaining $50 million will be available for twelve months following closing. IROP has the right to request an increase, subject to customary terms and conditions, of the aggregate amount of the Term Loan of up to $400 million. The maturity date of the Term Loan is January 17, 2024. IROP may voluntarily prepay all or a portion of the Term Loan at any time, subject to the payment of any breakage costs associated with LIBOR borrowings and certain other conditions as set forth in the Loan Agreement. The Loan Agreement contains customary representations and warranties, financial covenants, negative covenants, affirmative covenants and events of default.

The Term Loan will bear interest at a rate equal to either (i) the LIBOR rate plus a margin of 120 to 190 basis points, or (ii) a base rate plus a margin of 20 to 90 basis points. The applicable margin will be determined based upon IROP’s total leverage ratio, as defined in the Loan Agreement. The Term Loan requires interest only payments but requires mandatory prepayments under certain circumstances as set forth in the Loan Agreement.

All obligations under the Loan Agreement are unconditionally guaranteed by us.

The foregoing description of the Loan Agreement and the transactions contemplated thereby is not complete and is subject to and qualified in its entirety by reference to the full text of the Loan Agreement, a copy of which is attached as Exhibit 10.1 hereto and incorporated herein by reference.

The Loan Agreement is not intended to provide any other factual or financial information about us or our subsidiaries or affiliates. The representations, warranties and covenants contained in the Loan Agreement were made only for purposes of that agreement and as of the date of the Loan Agreement or such other dates as are specified in the Loan Agreement; were solely for the benefit of the parties to the Loan Agreement; have been qualified by confidential disclosures made for the purposes of allocating contractual risk between the parties to the Loan Agreement instead of establishing these matters as facts; and are subject to materiality qualifications contained in the Loan Agreement that may differ from what may be viewed as material by investors. Investors should not rely on the representations, warranties and covenants or any description thereof as characterizations of the actual state of facts or condition of us or any of our subsidiaries or affiliates. Moreover, information concerning the subject matter of the representations, warranties and covenants may change after the respective dates of the Loan Agreement, which subsequent information may or may not be fully reflected in our public disclosures. The Loan Agreement should not be read alone but should instead be read in conjunction with the other information regarding us and our subsidiaries and affiliates that is contained in this Quarterly Report on Form 10-Q and in the other filings that we make with the Securities and Exchange Commission.

Item 6.	Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

10.1

Term Loan Agreement dated as of October 30, 2018 by and among Independence Realty Operating Partnership, LP and the subsidiary borrowers named therein, collectively, as borrower, KeyBank National Association (“KeyBank”), as an initial lender thereunder together with the other lenders named therein, KeyBank, as administrative agent, Citibank, N.A. (“Citibank”), as syndication agent, Citibank and KeyBank Capital Markets (“KeyBank Markets”), as joint bookrunners and Citibank and KeyBank Markets, as joint lead arrangers, filed herewith.

12.1	Statements regarding computation of ratios as of September 30, 2018, filed herewith.

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

101

XBRL (eXtensible Business Reporting Language). The following materials, formatted in XBRL: (i) Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017, (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2018 and 2017, (iii) Consolidated Statement of Comprehensive Income (Loss) for the three and nine months ended September 30, 2018 and 2017, (iv) Consolidated Statements of Changes in Equity for the nine months ended September 30, 2018, (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and 2017 and (vi) notes to the consolidated financial statements as of September 30, 2018.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Independence Realty Trust, Inc.

Date: November 1, 2018	By:	/s/ Scott f. Schaeffer
Scott F. Schaeffer
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: November 1, 2018	By:	/s/ James J. Sebra
James J. Sebra
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: November 1, 2018	By:	/s/ Jason R. Delozier
Jason R. Delozier
Chief Accounting Officer
(Principal Accounting Officer)