Form 10-K
period 2018-12-31
INDEPENDENCE REALTY TRUST, INC.
filed 2019-02-22
CIK 1466085

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the shares of common stock of the registrant held by non-affiliates of the registrant, based upon the closing price of such shares on June 29, 2018 of $10.31, was approximately $901,228,223.11.

As of February 20, 2019 there were 89,253,537 outstanding shares of the registrant’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for registrant’s 2019 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

INDEPENDENCE REALTY TRUST, INC.

EXPLANATORY NOTE

As used herein, the terms “we,” “our” “us” and “IRT” refer to Independence Realty Trust, Inc. and, as required by context, Independence Realty Operating Partnership, LP, which we refer to as IROP, and their subsidiaries. Our multifamily apartment communities are referred to as “communities,” “properties,” “apartment properties,” and “multifamily properties.”

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

The Securities and Exchange Commission (the “SEC”), encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This annual report on Form 10-K contains or incorporates by reference such “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.

Words such as “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes” and words and terms of similar substance used in connection with any discussion of future operating or financial performance identify forward-looking statements.

We claim the protection of the safe harbor for forward-looking statements provided in the Private Securities Litigation Reform Act of 1995. These statements may be made directly in this annual report on Form 10-K and they may also be incorporated by reference in this annual report on Form 10-K to other documents filed with the SEC, and include, without limitation, statements about future financial and operating results and performance, statements about our plans, objectives, expectations and intentions with respect to future operations, products and services, and other statements that are not historical facts. These forward-looking statements are based upon the current beliefs and expectations of our management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are difficult to predict and generally beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. Actual results may differ materially from the anticipated results discussed in these forward-looking statements.

The risk factors discussed and identified in Item 1A of this annual report on Form 10-K and in other of our public filings with the SEC could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements. We caution you not to place undue reliance on these forward-looking statements, which speak only as of the date of this annual report on Form 10-K. All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. Except to the extent required by applicable law or regulation, we undertake no obligation to update these forward-looking statements to reflect events or circumstances after the date of this filing or to reflect the occurrence of unanticipated events.

PART I

ITEM 1.	Business

Our Company

We are a self-administered and self-managed Maryland real estate investment trust (“REIT”), that acquires, owns, operates, improves and manages multifamily apartment communities across non-gateway U.S. markets.  As of December 31, 2018, we owned and operated 58 multifamily apartment properties that contain 15,880 units. Our properties are located in Georgia, North Carolina, Tennessee, Kentucky, Ohio, Oklahoma, Indiana, Texas, Florida, South Carolina, Arkansas, Illinois, Missouri, Louisiana, and Alabama. We do not have any foreign operations and our business is not seasonal. Our executive offices are located at Two Liberty Place, 50 S. 16th Street, Suite 3575, Philadelphia, PA 19102 and our telephone number is (267) 270-4800. We have offices in Philadelphia, Pennsylvania and Chicago, Illinois.

Our Business Objective and Investment Strategies

Our primary business objective is to maximize stockholder value through diligent portfolio management, strong operational performance, and a consistent return of capital through distributions and capital appreciation.  Our investment strategy is focused on the following:

•

gaining scale within key amenity rich submarkets of non-gateway cities that offer good school districts, high-quality retail and major employment centers and are unlikely to experience substantial new apartment construction in the foreseeable future;

•	increasing cash flows at our existing apartment properties through prudent property management and strategic renovation projects; and

•

acquiring additional properties that have strong and stable occupancies and support a rise in rental rates or that have the potential for repositioning through capital expenditures or tailored management strategies.

We seek to achieve these objectives by executing the following strategies:

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

•

Acquire properties that have operating upside through targeted management strategies. We have expertise in acquiring and managing properties to maximize the net operating income (the “NOI”) of such properties through effective marketing and leasing, disciplined management of rental rates and efficient expense management. We seek to acquire properties that we believe possess significant prospects for increased occupancy and rental revenue growth. Our target profile for acquisitions currently is midrise/garden-style apartments containing 150-500 units with high quality amenities that we can acquire at less than replacement cost in the $15 million to $50 million price range with a five to fifteen-year operating track record. We do not intend to limit ourselves to properties in this target profile, however, and may make acquisitions outside of this profile or change our target profile whenever market conditions warrant.

•

Selectively use our capital to improve apartment properties where we believe the return on our investment will be accretive to stockholders. We have significant experience allocating capital to value-added improvements of apartment properties to produce better occupancy and rental rates. We will selectively deploy our capital into revenue-enhancing capital projects that we believe will improve the physical plant or market positioning of particular apartment properties and generate increased income over time.

•

Selectively dispose of properties that no longer meet our long-term strategy or when market conditions are favorable. Dispositions also allow us to realize a portion of the value created through our investments and provide additional liquidity. In evaluating potential dispositions, we evaluate the opportunity to redeploy sales proceeds to fund acquisitions and developments and reduce our leverage in lieu of raising additional capital.

2018 Developments

Value Add Initiative

During 2018, we made strides in the roll out of our value add initiative, a core component of our growth strategy, which is comprised of renovations and upgrades at selected communities to drive increased rental rates.  We have identified 4,314 units across 14 properties for renovations and upgrades as part of this initiative, and estimate the total investment to complete these renovations and upgrades will aggregate approximately $50.0 million.  As of December 31, 2018, we had completed renovations and upgrades at 1,232 of the 4,314 units. We expect to complete the remaining value add projects at the selected communities during 2019 and through the first half of 2020.

2018 Property Acquisitions

During 2018, we acquired eight communities, totaling 2,379 units, for a gross purchase price of $272.9 million. The acquisitions expand our reach in existing markets, including Columbus, OH, Tampa, FL, Atlanta, GA, and Indianapolis, IN. The communities were built or renovated between 1986 and 2013. The acquired units had occupancy of 95.7% and had an average effective monthly rent per occupied unit of $991 at the time of acquisition.

2018 Property Dispositions

During 2018, we disposed of two communities, totaling 516 units, for a gross sale price of $77.3 million. The dispositions represent our exit from Greenville, SC and Jackson, MS, smaller markets where we lack scale and/or markets where we believe that growth is slowing.

2018 At-the-Market Offering

During 2018, we issued 2,196,164 shares of common stock under our at-the-market offering program at an average price per share of $10.32, generating proceeds to us (net of approximately $0.5 million in commissions) of approximately $22.2 million. We used these proceeds to fund value add initiatives during 2018 and to reduce borrowings on our unsecured credit facility. As of December 31, 2018, approximately $115.2 million remained available for share issuances under our at-the-market program.

New Term Loan Agreement

On October 30, 2018, we entered into a five-year, $200.0 million unsecured term loan agreement with KeyBank National Association (“KeyBank”). The loan matures in January 2024 and bears interest at a spread over LIBOR, based on our overall leverage. At closing, the spread to LIBOR was 145 basis points. At closing, we drew $150.0 million under the loan. We drew the remaining $50.0 million in February 2019. We applied proceeds of both draws to reduce outstanding borrowings under our unsecured credit facility. In connection with our new term loan, we purchased an interest rate collar with an initial notional value of $100.0 million, increasing to $150.0 million, a 2.5%, cap a 2.25% floor, and a maturity date of January 17, 2024.

Financing Strategy

We use a combination of debt and equity sources to fund our business objectives. We seek to maintain a capital structure that provides us with the flexibility to manage our business and pursue our growth strategies, while allowing us to service our debt requirements and generate appropriate risk-adjusted returns for our stockholders. We believe these objectives are best achieved by a capital structure that consists of common equity and prudent amounts of debt financing. However, we may raise capital in any form and under terms that we deem acceptable and in our best interests.  Our longer-term goal is to reduce our leverage ratio by growing the net operating income at our communities through rental increases, including those driven by value add initiatives, and prudent expense management. If our Board of Directors changes our policies regarding our use of leverage, we expect that it will consider many factors, including, our long-term strategic plan, the leverage ratios of publicly traded REITs with similar investment strategies, the cost of leverage as compared to expected operating net revenues and general market conditions. For further description of our indebtedness at December 31, 2018, see “Part II-Item 8, Financial Statements and Supplementary Data-Note 5: Indebtedness” below, or the financial statement indebtedness note. See also “Part I-Item 1A. Risk Factors – Risks Associated with Debt Financing” below for more information about the risks related to operating on a leveraged basis.

Development and Structure of Our Company; Segment

We were formed as a Maryland corporation on March 26, 2009. At such time, we were externally managed by our advisor, a subsidiary of RAIT Financial Trust (“RAIT”), a publicly traded Maryland REIT whose common shares trade over-the-counter on the OTCQB under the symbol “RASF”.  We became internally managed as of December 20, 2016 when we acquired our advisor from RAIT and terminated the associated advisory agreement.  Upon internalization, we became responsible for managing our day-to-day business operations and our own portfolio of assets.

In connection with the management internalization, we acquired the multifamily property management business of RAIT on December 20, 2016 and we hired substantially all of the related employees.  We now operate that business in our wholly owned subsidiary, IRT Management, LLC (“IRT Management”), which was formed on October 26, 2016.  IRT Management is a full-service apartment property management company that, as of December 31, 2018, employed 451 staff and professionals and managed 15,880 apartment units, all of which are owned by us. IRT Management provides services to us in connection with the rental, leasing, operation and management of our properties.

We conduct our business through a traditional umbrella partnership REIT (“UPREIT”), structure in which all of our assets are held by, and substantially all of our operations are conducted through, our operating partnership, Independence Realty Operating Partnership, LP, which we refer to as IROP, and subsidiaries of IROP. IROP was formed as a Delaware limited partnership on March 27, 2009. We are the sole general partner of IROP and manage and control its business.  As of December 31, 2018, we owned a 99.0% interest in IROP. The remaining 1.0% consists of common units of limited partnership interest issued to third parties in exchange for contributions of properties to IROP.  We refer to these transactions as UPREIT transactions. Limited partners have certain limited approval and voting rights and their common units are exchangeable, in defined circumstances, for the equivalent number of shares of common stock or, at our option, the equivalent value in cash.

Substantially all of our assets are comprised of multifamily real estate assets generally leased to tenants on a one-year basis. Therefore, we aggregate our real estate assets for reporting purposes and operate in one reportable segment, see “Part II-Item 8, Financial Statements and Supplementary Data-Note 12: Segment Reporting” below.

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

Employees

As of February 13, 2019, we had 455 employees and believe our relationships with our employees to be good. None of our employees are covered by a collective bargaining agreement.

Regulation

Our investments are subject to various federal, state, and local laws, ordinances, and regulations, including, among other things, the Americans with Disabilities Act of 1990, the Fair Housing Amendments Act of 1988, zoning regulations, land use controls, environmental controls relating to air and water quality, noise pollution, and indirect environmental impacts such as increased motor vehicle activity, and fair housing laws. We believe that we have all permits and approvals necessary under current law to operate our investments.

Environmental Matters

As a part of our standard due diligence process for acquisitions, we generally obtain environmental studies of the sites from outside environmental engineering firms. The purpose of these studies is to identify potential sources of contamination at the site and to assess the status of environmental regulatory compliance. These studies generally include historical reviews of the site, reviews of certain public records, preliminary investigations of the site and surrounding properties, inspection for the presence of asbestos, poly-chlorinated biphenyls (“PCBs”), and underground storage tanks and the preparation and issuance of written reports. Depending on the results of these studies, more invasive procedures, such as soil sampling or ground water analysis, may be performed to investigate potential sources of contamination. The environmental studies we received on properties that we have acquired have not revealed any material environmental liabilities. Should any potential environmental risks or conditions be discovered during our due diligence process, the potential costs of remediation will be assessed carefully and factored into the cost of acquisition, assuming the identified risks and factors are deemed to be manageable and within reason. We are not aware of any existing conditions that we believe would be considered a material environmental liability. Nevertheless, it is possible that the studies do not reveal all environmental risks or that there are material environmental liabilities of which we are not aware. Moreover, no assurance can be given concerning future laws, ordinances or regulations, or the potential introduction of hazardous or toxic substances by neighboring properties or residents.

Trade Street Residential Merger

On September 17, 2015, we acquired Trade Street Residential, Inc (“TSRE”), through a merger transaction. Through this transaction we added 19 properties to our then existing portfolio. The consolidated net assets and results of operations of TSRE have been included in our consolidated financial statements from and after the closing date of the transaction. As of January 1, 2017, the operating results of the TSRE assets were included in our same store operating results.

Qualification as a Real Estate Investment Trust

We elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, (the “Code”), commencing with our taxable year ended December 31, 2011. We recorded no income tax expense for the years ended December 31, 2018, 2017, and 2016.

To continue to qualify as a REIT, we must continue to meet certain tests which, among other things, generally require that our assets consist primarily of real estate assets, our income be derived primarily from real estate assets, and that we distribute at least 90% of our REIT taxable income (other than our net capital gains) to our stockholders annually. If we maintain our qualification as a REIT, we generally will not be subject to U.S. federal income taxes at the corporate level on our net income to the extent we distribute such net income to our stockholders annually. Even if we continue to qualify as a REIT, we will continue to be subject to certain federal, state and local taxes on our income and our property.  Our 2018 distributions to our stockholders exceeded our REIT taxable income. We believe that we are organized and operate in such a manner as to continue to qualify and maintain treatment as a REIT and we intend to operate in such a manner so that we will remain qualified as a REIT for federal income tax purposes.   For a discussion of the tax implications of our REIT status to us and our stockholders, see “Material U.S. Federal Income Tax Considerations” contained in Exhibit 99.1 to this Annual Report on Form 10-K.

The table below reconciles the differences between reported net income (loss), total taxable income and estimated REIT taxable income for the three years ended December 31, 2018 (dollars in thousands):

	For the Years Ended December 31
	2018	2017	2016
Net Income (loss)	$26,610	$31,441	$(9,555)
Add (deduct):
Depreciation and amortization differences	(8,007)	(8,646)	(3,063)
Gain/loss differences	8,984	2,816	4,680
Gain recognized on TSRE Merger	-	-	(621)
IRT Internalization Expense	-	-	44,976
Other book to tax differences:
Capitalized acquisition costs	-	4,966	-
Share-based compensation expense	984	647	1,001
Other	2,070	476	(1,382)
Total taxable income (loss)	$30,641	$31,700	$36,036
Deductible capital gain distribution	(20,545)	(25,904)	(34,783)
Taxable (income)/loss allocable to noncontrolling interest	(163)	(889)	(1,253)
Estimated REIT taxable income (loss) before dividends paid deduction	$9,933	$4,907	$-

 For the year ended December 31, 2018, the tax classification of our dividends on common shares was as follows:

Record Date	Payment Date	Dividend Paid	Ordinary Income	Qualified Dividend	Total Capital Gain Distribution	Unrecaptured Section 1250 Gain	Return of Capital	Section 199A
12/29/2017	1/15/2018	$0.0600	$0.0232	$-	$0.0224	$0.0081	$0.0144	$0.0232
4/4/2018	4/20/2018	0.1800	0.0696	-	0.0672	0.0242	0.0432	0.0696
7/6/2018	7/20/2018	0.1800	0.0696	-	0.0672	0.0242	0.0432	0.0696
10/5/2018	10/19/2018	0.1800	0.0696	-	0.0672	0.0242	0.0432	0.0696
		$0.6000	$0.2320	$-	$0.2240	$0.0807	$0.1440	$0.2320

The dividend that we paid on January 24, 2019 to holders of record on December 27, 2018 will be treated as a 2019 distribution for tax purposes.

For the year ended December 31, 2017, the tax classification of our dividends on common shares was as follows:

Record Date	Payment Date	Dividend Paid	Ordinary Income	Qualified Dividend	Total Capital Gain Distribution	Unrecaptured Section 1250 Gain	Return of Capital
1/31/2017	2/15/2017	$0.0600	$0.0284	$-	$0.0316	$0.0104	$-
2/28/2017	3/15/2017	0.0600	0.0284	-	0.0316	0.0104	-
3/31/2017	4/17/2017	0.0600	0.0284	-	0.0316	0.0104	-
4/28/2017	5/15/2017	0.0600	0.0284	-	0.0316	0.0104	-
5/31/2017	6/15/2017	0.0600	0.0240	-	0.0316	0.0104	0.0044
6/30/2017	7/17/2017	0.0600	0.0172	-	0.0316	0.0104	0.0112
7/31/2017	8/15/2017	0.0600	0.0172	-	0.0316	0.0104	0.0112
8/31/2017	9/15/2017	0.0600	0.0172	-	0.0316	0.0104	0.0112
9/29/2017	10/13/2017	0.0600	0.0172	-	0.0316	0.0104	0.0112
10/31/2017	11/15/2017	0.0600	0.0172	-	0.0316	0.0104	0.0112
11/30/2017	12/15/2017	0.0600	0.0172	-	0.0316	0.0104	0.0112
		$0.6600	$0.2408	$-	$0.3476	$0.1144	$0.0716

The dividend that we paid on January 15, 2018 to holders of record on December 29, 2017 was treated as a 2018 distribution for tax purposes.

Available Information

We file annual, quarterly and current reports, proxy statements and other information with the SEC. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The internet address of the SEC site is http://www.sec.gov. Our internet address is http://www.irtliving.com. We make our SEC filings available free of charge on or through our internet website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. In addition, the charters of our Board’s Compensation Committee, Audit Committee, and Nominating and Governance Committee, as well as our Corporate Governance Guidelines, Insider Trading Policy, Whistle Blower Policy, Code of Ethics, Stock Ownership Guidelines, and Section 16 Reporting Compliance Procedures, are available on our website free of charge. We are not incorporating by reference into this report any material from our website. The reference to our website is an inactive textual reference to the uniform resource locator (URL) and is for your reference only.

Code of Ethics

We maintain a Code of Ethics applicable to our Board of Directors and all of our officers and employees, including our principal executive officer, principal financial officer, principal accounting officer, controller and persons performing similar functions. A copy of our Code of Ethics is available on our website, www.irtliving.com. In addition to being accessible through our website, copies of our Code of Ethics can be obtained, free of charge, upon written request to Investor Relations, Two Liberty Place, 50 S. 16th Street, Philadelphia, PA 19102. Any amendments to or waivers of our Code of Ethics that apply to our principal executive officer, principal financial officer, principal accounting officer, controller and persons performing similar functions and that relate to any matter enumerated in Item 406(b) of Regulation S-K promulgated by the SEC will be disclosed on our website.

ITEM 1A.  Risk Factors

You should carefully consider these risk factors, together with all of the other information included in this Annual Report on Form 10-K, including our consolidated financial statements and the related notes thereto, before you decide whether to make an investment in our securities. The risks set out below are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, prospects, financial condition, cash flows, liquidity, funds from operations, results of operations, stock price, ability to service our indebtedness, and/or ability to make cash distributions to our security holders (including those necessary to maintain our REIT qualification).  In such case, the value of our common stock and the trading price of our securities could decline, and you may lose all or a significant part of your investment. Some statements in the following risk factors constitute forward looking statements. Please refer to the explanation of the qualifications and limitations on forward-looking statements under “Forward-Looking Statements” of this Form 10-K.

Risks Related to Our Business and Operations

We are dependent on a concentration of our investments in a single asset class, making our results of operations more vulnerable to a downturn in the sector.

As of December 31, 2018, substantially all of our investments are concentrated in the multifamily apartment sector.  As a result, we are subject to risks inherent in investments in a single type of property. A downturn or slowdown in the demand for multifamily housing may have more pronounced effects on our results of operations or on the value of our assets than if we had diversified our investments into more than one asset class.

Our operations are concentrated in the Southeast region of the United States; we are subject to general economic conditions in the regions in which we operate.

Our portfolio of properties consists primarily of apartment communities geographically concentrated in the Southeastern United States, including Louisville, Kentucky, Raleigh-Durham, North Carolina, Atlanta, Georgia, Memphis, Tennessee, Oklahoma City, Oklahoma, Dallas, Texas, Columbus, Ohio, and Tampa, Florida.  Our performance could be adversely affected by economic conditions in, and other factors relating to, these geographic areas, including supply and demand for apartments in these areas, zoning and other regulatory conditions and competition from other communities and alternative forms of housing. In particular our performance is disproportionately influenced by job growth and unemployment. To the extent the economic conditions, job growth and unemployment in any of these markets deteriorate or any of these areas experiences natural disasters, the value of our portfolio, our results of operations and our ability to make payments on our debt and to make distributions could be adversely affected.

Adverse economic conditions may reduce or eliminate our returns and profitability and, as a result, our ability to make distributions to our stockholders.

Our operating results may be materially and adversely affected by market and economic challenges, which may reduce or eliminate our returns and profitability and, as a result, our ability to make distributions to our stockholders.  These market and economic challenges include, principally, the following:

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

•

the rate of household formation or population growth in our markets or a continued or exacerbated economic slow-down experienced by the local economies where our properties are located or by the real estate industry generally may result in changes in supply of, or demand for, apartment units in our markets; and

•

the failure of the real estate market to attract the same level of capital investment in the future that it attracts at the time of our purchases, or a reduction in the number of companies seeking to acquire properties, may result in the value of our investments not appreciating or decreasing significantly below the amount we pay for these investments.

The length and severity of any economic slow-down or downturn cannot be predicted.  Our results of operations financial condition and ability to make distributions to our stockholders could be negatively affected to the extent that an economic slow-down or downturn is prolonged or severe.

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

Occupancy rates and rents at a community, including apartment communities that are newly constructed or renovated and in the lease-up phase, may fail to meet our original expectations for a number of reasons, including changes in market and economic conditions beyond our control and the development by competitors of competing communities, and we may be unable to complete lease-up of a community on schedule, resulting in increased construction and financing costs and a decrease or delay in expected rental revenues.

Vacancy rates may increase in the future and we may be unable to lease vacant units or renew expiring leases on attractive terms, or at all, and we may be required to offer reduced rental rates or other concessions to residents.  Our revenues may be lower as a result of lower occupancy rates, increased turnover, reduced rental rates, increased economic concessions and potential increases in uncollectible rent.  In addition, we will continue to incur expenses, including maintenance costs, insurance costs and property taxes, even though a property maintains a high vacancy rate, and our financial performance will suffer if our revenues decrease or our costs increase.

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

Our investment strategy may limit an increase in the diversification of our investments.

Our ability to diversify our portfolio may be limited both as to the number of investments owned and the geographic regions in which our investments are located.  While we will seek to diversify our portfolio by geographic location, we expect to continue to focus on markets with high potential for attractive returns located in the United States and, accordingly, our actual investments may continue to result in concentrations in a limited number of geographic regions.  As a result, there is an increased likelihood that the performance of any single property, or the economic performance of a particular region in which our properties are located, could materially affect our operating results.

We may fail to consummate one or more property acquisitions or dispositions that we anticipate, whether as part of our capital recycling strategy or otherwise, and this failure could have a material adverse impact on our financial results.

We may disclose anticipated property acquisitions or dispositions, including prior to our entry into a letter of intent or definitive agreement for such acquisition or disposition and prior to our completion of due diligence or satisfaction of closing conditions.  Acquisitions and dispositions are inherently subject to a number of factors and conditions, some of which are outside of our control, and there can be no assurance that we will be able to consummate acquisitions or dispositions that we anticipate. If we fail to consummate a disposition that we anticipated, we will not have the use of the proceeds from the disposition and may not be able to carry out our intended plans for use of such proceeds and may be required to obtain alternative sources of funds on less favorable terms.  If we fail to consummate a targeted acquisition and have issued additional securities to fund such acquisition, then we will have issued securities without realizing a corresponding increase in earnings and cash flow from the targeted acquisition. In addition, we may have broad authority to use the net proceeds of an offering of securities for other purposes, including the repayment of indebtedness, the acquisition of other properties or for other investments, which may not be initially accretive to our results of operations. As a result, failure to consummate one or more anticipated acquisitions or dispositions could have a material adverse impact on our financial condition, results of operations and the market price of our common stock.

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

Additionally, as a public company, we are subject to the ongoing reporting requirements under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”).  Pursuant to the Exchange Act, we may be required to file with the SEC financial statements for the properties we acquire.  To the extent any required financial statements are not available or cannot be obtained, we may not be able to acquire the property.  As a result, we may be unable to acquire certain properties that otherwise would be suitable investments.

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

If we are unable to retain or obtain key personnel, our ability to implement our investment strategies could be hindered, which could reduce our ability to make distributions and adversely affect the trading price of our common stock.

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

We may be adversely affected by changes in state and local tax laws and may become subject to tax audits from time to time.

Because we are organized and qualified as a REIT, we are generally not subject to federal income taxes, but we are subject to certain state and local taxes. From time to time, changes in state and local tax laws or regulations are enacted, which may result in an increase in our tax liability. A shortfall in tax revenues for states and local jurisdictions in which we own apartment communities may lead to an increase in the frequency and size of such changes. If such changes occur, we may be required to pay additional state and local taxes. These increased tax costs could adversely affect our financial condition and the amount of cash available for distribution to our stockholders. In the normal course of business, we or our affiliates (including entities through which we own real estate) may also become subject to federal, state or local tax audits. If we (or such entities) become subject to federal, state or local tax audits, the ultimate result of such audits could have an adverse effect on our financial condition.

If we are not able to cost-effectively maximize the life of our properties, we may incur greater than anticipated capital expenditure costs, which may adversely affect our ability to make distributions to our stockholders.

As of December 31, 2018, the average age of our apartment communities was approximately 18 years, after adjusting for significant renovations.  While the majority of our properties are newly-constructed or have undergone substantial renovations since they were constructed, older properties may carry certain risks including unanticipated repair costs, increased maintenance costs as older properties continue to age, and cost overruns due to the need for special materials and/or fixtures specific to older properties.  Although we take a proactive approach to property preservation, utilizing a preventative maintenance plan, and selective improvements that mitigate the cost impact of maintaining exterior building features and aging building components, if we are not able to cost-effectively maximize the life of our properties, we may incur greater than anticipated capital expenditure costs which may adversely affect our ability to make distributions to our stockholders.

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

In order to maintain our qualification as a REIT, we are generally required under the Code to distribute annually at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain.  In addition, we will be subject to income tax at regular corporate rates to the extent that we distribute less than 100% of our net taxable income, including any net capital gains.  Because of these distribution requirements, we may not be able to fund future capital needs, including any necessary acquisition financing, from operating cash flow.  Consequently, we may rely on third-party sources to fund our capital needs.  We may not be able to obtain financing on favorable terms or at all.  Any additional debt we incur may increase our leverage or impose additional and more stringent restrictions on our operations than we currently have. If we issue additional equity securities to finance developments and acquisitions instead of incurring debt, the interests of our existing stockholders could be diluted.  Our access to third-party sources of capital depends, in part, on:

•	general market conditions;
•	the market’s perception of our growth potential;
•	our current debt levels;
•	our current and expected future earnings;
•	our cash flow and cash distributions; and
•	the market price per share of our common stock

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

The properties or businesses that we have acquired or may acquire may be subject to unknown or contingent liabilities for which we have limited or no recourse against the sellers.  Unknown liabilities might include liabilities for, among other things, cleanup or remediation of undisclosed environmental conditions, liabilities under the Employee Retirement Income Security Act of 1974, as amended, (“ERISA”), claims of residents, vendors or other persons dealing with the entities prior to the acquisition of such property, tax liabilities, and accrued but unpaid liabilities whether incurred in the ordinary course of business or otherwise.  Because many liabilities, including tax liabilities, may not be identified within the applicable contractual indemnification period, we may have no recourse against any of the owners from whom we acquired such properties for these liabilities.  The existence of such liabilities could significantly adversely affect the value of the property subject to such liability.  As a result, if a liability was asserted against us based on ownership of any of such properties, then we might have to pay substantial sums to settle it, which could adversely affect our cash flows.

We may experience a decline in the fair value of our assets and be forced to recognize impairment charges, which could materially and adversely impact our financial condition, liquidity and results of operations and the market price of our common stock.

A decline in the fair value of our assets may require us to recognize an impairment against such assets under generally accepted accounting principles as in effect in the United States (“GAAP”), if we were to determine that, with respect to any assets in unrealized loss positions, we do not have the ability and intent to hold such assets to maturity or for a period of time sufficient to allow for recovery to the amortized cost of such assets. If such a determination were to be made, we would recognize unrealized losses through earnings and write down the amortized cost of such assets to a new cost basis, based on the fair value of such assets on the date they are considered to be impaired. Such impairment charges reflect non-cash losses at the time of recognition; subsequent disposition or sale of such assets could further affect our future losses or gains, as they are based on the difference between the sale price received and adjusted amortized cost of such assets at the time of sale. If we are required to recognize asset impairment charges in the future, these charges could materially and adversely affect our financial condition, liquidity, results of operations and the per share trading price of our common stock.

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

We rely on information technology systems in our operations, and any breach or security failure of those systems could materially adversely affect our business, results of operations, financial condition and reputation.

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

Changes in U.S. accounting standards may materially and adversely affect our reported results of operations.

Accounting for public companies in the United States is in accordance with GAAP, which is established by the Financial Accounting Standards Board (the “FASB”), an independent body whose standards are recognized by the SEC as authoritative for publicly held companies. Uncertainties posed by various initiatives of accounting standard-setting by the FASB and the SEC, which create and interpret applicable accounting standards for U.S. companies, may change the financial accounting and reporting standards or their interpretation and application of these standards that govern the preparation of our financial statements. These changes could have a material impact on our reported financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, resulting in potentially material restatements of prior period financial statements.

Bankruptcy or defaults of our counterparties could adversely affect our performance.

We have relationships with and, from time to time, we execute transactions with or receive services from many counterparties, such as general contractors engaged in connection with our redevelopment activities. As a result, bankruptcies or defaults by these counterparties could result in services not being provided, projects not being completed on time, or on budget, or at all, or volatility in the financial markets and economic weakness could affect the counterparties’ ability to complete transactions with us as intended, both of which could result in disruptions to our operations that may materially adversely affect our business and results of operations.

Our use of social media presents risks.

The use of social media could cause us to suffer brand damage or unintended information disclosure. Negative posts or communications about us on a social networking website could damage our reputation. Further, employees or others may disclose non-public information regarding us or our business or otherwise make negative comments regarding us on social networking or other websites, which could adversely affect our business and results of operations. As social media evolves we will be presented with new risks and challenges.

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

•	the inability of our residents to pay rent timely, or at all;
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

Our properties may be subject to increases in tax rates, utility costs, operating expenses, insurance costs, repairs and maintenance, administrative and other expenses.  Real estate taxes, utilities costs and insurance premiums, in particular, are subject to significant increases and fluctuations, which can be widely outside of our control. A number of our markets had tax reassessments in 2018 and we expect this to continue in future years.  If our costs continue to rise, without being offset by a corresponding increase in rental rates, our results of operations could be negatively impacted, and our ability to pay our dividends and distributions and senior debt could be affected.

We may suffer losses that are not covered by insurance.

If we suffer losses that are not covered by insurance or that are in excess of our insurance coverage, we could lose invested capital and anticipated profits.  We maintain comprehensive insurance for our properties, including casualty, liability, fire, extended coverage, terrorism, earthquakes, hurricanes and rental loss customarily obtained for similar properties in amounts which our advisor determines are sufficient to cover reasonably foreseeable losses, and with policy specifications and insured limits that we believe are adequate and appropriate under the circumstances.  Material losses may occur in excess of insurance proceeds with respect to any property, and there are types of losses, generally of a catastrophic nature, such as losses due to wars, pollution, environmental matters (such as snow or ice storms, windstorms, tornadoes, hurricanes, earthquakes, flooding or other severe weather) and mold, which are either uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments.  Moreover, we cannot predict whether all of the coverage that we currently maintain will be available to us in the future, or what the future costs or limitations on any coverage that is available to us will be.  We rely on third party insurance providers for our property, general liability and worker’s compensation insurance.  While there has yet to be any non-performance by these major insurance providers, should any of them experience liquidity issues or other financial distress, it could negatively impact us.  In addition, we annually assess our insurance needs based on the cost of coverage and other factors.  We may choose to self-insure a greater portion of this risks in the future or may choose to have higher deductibles or lesser policy terms.

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

We intend to acquire properties selectively.  Acquisition of properties entails risks that investments will fail to perform in accordance with expectations.  In undertaking acquisitions, we will incur certain risks, including the expenditure of funds on, and the devotion of management’s time to, transactions that may not come to fruition.  Additional risks inherent in acquisitions include risks that the properties will not achieve anticipated occupancy levels and that estimates of the costs of improvements to bring an acquired property up to standards established for the market position intended for that property may prove inaccurate.

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

We may make investments in properties that have existing cash flow which are in various phases of development, redevelopment or repositioning and where we believe that, through capital expenditures, we can achieve enhanced returns (which we refer to as value-add properties), which may cause our revenues and net income to fluctuate significantly from one period to another.  Projects do not produce revenue while in development or redevelopment.  We have identified a number of properties in our portfolio as value-add properties and intend to make capital expenditures on such properties.  During any period when the number of our projects in development or redevelopment or those with significant capital requirements increases without a corresponding increase in stable revenue-producing properties, our revenues and net income will likely decrease, and we could have losses.

Moreover, value-add properties subject us to the risks of higher than expected construction costs, failure to complete projects on a timely basis, failure of the properties to perform at expected levels upon completion of development or redevelopment, and increased borrowings necessary to fund higher than expected construction or other costs related to the project.  There can be no assurance that our value-add properties will be developed or repositioned in accordance with the anticipated timing or at the anticipated cost, or that we will achieve the results we expect from these value-add properties.  Failure to achieve anticipated results could materially and adversely affect our financial condition and results of operations and ability to make distributions to stockholders.

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

Any mortgage debt which we place on properties may prohibit prepayment and/or impose a prepayment penalty upon the sale of a mortgaged property.  If a lender invokes these prohibitions or penalties upon the sale of a property or prepayment of a mortgage on a property, the cost to us to sell the property could increase substantially.  This could decrease the proceeds from a sale or refinancing or make the sale or refinancing impractical, which may lead to a reduction in our income, reduce our cash flows and adversely impact our ability to make distributions to stockholders.

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

In providing financing to us, a lender may impose restrictions on us that would affect our ability to incur additional debt, make certain investments, reduce liquidity below certain levels, make distributions to our stockholders and otherwise affect our distribution and operating policies.  Our KeyBank credit facility and term loans include restrictions and requirements relating to the incurrence of debt, permitted investments, maximum level of distributions, maintenance of insurance, mergers and sales of assets and transactions with affiliates.  We expect that any other loan agreements we enter into will contain similar covenants and may also impose other restrictions and limitations.  Any such covenants, restrictions or limitations may limit our ability to make distributions to you and could make it difficult for us to satisfy the requirements necessary to maintain our qualification as a REIT for U.S. federal income tax purposes.

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

Our variable rate indebtedness subjects us to interest rate risk, and interest rate hedges that we may obtain may be costly and ineffective.

As of December 31, 2018, $405.7 million of our $991.4 million of total outstanding indebtedness bore interest at variable rates.  If interest rates were to increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed would remain the same, and our net income and cash flows would correspondingly decrease. In order to partially mitigate our exposure to increases in interest rates, we have entered into interest rate swaps and collars on $400.0 million of our variable rate debt, which involve the exchange of variable for fixed rate interest payments. Taking into account our current interest rate swap and collar agreements, a 100 basis point increase in interest rates would result in a $0.1 million increase in annual interest expense. See Item 7., “Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Interest Rate Risk and Sensitivity.” To the extent that we use derivative financial instruments to hedge our exposure to variable rate indebtedness, we may be exposed to credit, basis and legal enforceability risks.  Derivative financial instruments may include interest rate swap contracts, interest rate cap or floor contracts, futures or forward contracts, options or repurchase agreements.  In this context, credit risk is the failure of the counterparty to perform under the terms of the derivative contract.  If the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us.  Basis risk occurs when the index upon which the contract is based is more or less variable than the index upon which the hedged asset or liability is based, thereby making the hedge less effective.  Finally, legal enforceability risks encompass general contractual risks, including the risk that the counterparty will breach the terms of, or fail to perform its obligations under, the derivative contract.  Moreover, hedging strategies involve transaction and other costs.  If we are unable to manage these risks and costs effectively, our results of operations, financial condition and ability to make distributions may be adversely affected.

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

There is refinancing risk associated with our debt.

We expect that we will incur additional indebtedness in the future. Certain of our outstanding debt contains, and we may in the future acquire or finance properties with debt containing, limited or no principal amortization, which would require that the principal be repaid at the maturity of the loan in a so-called “balloon payment.” As of December 31, 2018, the financing arrangements of our outstanding indebtedness could require us to make lump-sum or “balloon” payments of approximately $800.6 million at maturity dates that range from 2021 to 2026.  At the maturity of these loans, assuming we do not have sufficient funds to repay the debt, we will need to refinance the debt.  If the credit environment is constrained at the time of our debt maturities, we would have a very difficult time refinancing debt.  In addition, for certain loans, we locked in our fixed-rate debt at a point in time when we were able to obtain favorable interest rate, principal payments and other terms.  When we refinance our debt, prevailing interest rates and other factors may result in us paying a greater amount of debt service, which will adversely affect our cash flow and our ability to make distributions to our stockholders.  If we are unable to refinance our debt on acceptable terms, we may be forced to choose from a number of unfavorable options, including agreeing to otherwise unfavorable financing terms on one or more of our unencumbered assets, selling one or more properties at disadvantageous terms, including unattractive prices, or defaulting on the mortgage and permitting the lender to foreclose.  Any one of these options could have a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our stockholders.

High mortgage rates and/or unavailability of mortgage debt may make it difficult for us to finance or refinance properties, which could reduce the number of properties we can acquire, our net income and the amount of cash distributions we can make.

If mortgage debt is unavailable at reasonable rates, we may not be able to finance the purchase of properties. If we place mortgage debt on properties, we may be unable to refinance the properties when the loans become due, or to refinance on favorable terms. If interest rates are higher when we refinance our properties, our income could be reduced. If any of these events occur, our cash flow could be reduced. This, in turn, could reduce cash available for distribution to our securityholders and may hinder our ability to raise more capital by issuing more stock or by borrowing more money.

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

If new U.S. government regulations (i) heighten Fannie Mae’s and Freddie Mac’s underwriting standards, (ii) adversely affect interest rates and (iii) continue to reduce the amount of capital they can make available to the multifamily sector, it could reduce or remove entirely a vital resource for multifamily financing.  Any potential reduction in loans, guarantees and credit-enhancement arrangements from Fannie Mae and Freddie Mac could jeopardize the effectiveness of the multifamily sector’s available financing and decrease the amount of available liquidity and credit that could be used to acquire and diversify our portfolio of multifamily assets, as well as dispose of our multifamily assets upon our liquidation, and our ability to refinance our existing mortgage obligations as they come due and obtain additional long-term financing for the acquisition of additional multifamily apartment communities on favorable terms or at all.  In addition, the members of the current presidential administration have announced that restructuring and privatizing Fannie Mae and Freddie Mac is a priority of the current administration, and there is uncertainty regarding the impact of this action on us and buyers of our properties.

Changes in the method pursuant to which the LIBOR rates are determined and potential phasing out of LIBOR after 2021 may affect our financial results.

The chief executive of the United Kingdom Financial Conduct Authority (“FCA”), which regulates LIBOR, has recently announced that the FCA intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021.  It is not possible to predict the effect of these changes, other reforms or the establishment of alternative reference rates in the United Kingdom or elsewhere.  Furthermore, in the United States, efforts to identify a set of alternative U.S. dollar reference interest rates include proposals by the Alternative Reference Rates Committee of the Federal Reserve Board and the Federal Reserve Bank of New York.  On August 24, 2017, the Federal Reserve Board requested public comment on a proposal by the Federal Reserve Bank of New York, in cooperation with the Office of Financial Research, to produce three new reference rates intended to serve as alternatives to LIBOR.  These alternative rates are based on overnight repurchase agreement transactions secured by U.S. Treasury Securities and the Federal Reserve Bank began publishing these alternative rates in 2018.

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

The costs of compliance with environmental laws and regulations may adversely affect our net income and the cash available for any distributions.

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

Property values may also be affected by the proximity of such properties to electric transmission lines.  Electric transmission lines are one of many sources of electro-magnetic fields (“EMFs”), to which people may be exposed.  Research completed regarding potential health concerns associated with exposure to EMFs has produced inconclusive results.  Notwithstanding the lack of conclusive scientific evidence, some states now regulate the strength of electric and magnetic fields emanating from electric transmission lines and other states have required transmission facilities to measure for levels of EMFs.  On occasion, lawsuits have been filed (primarily against electric utilities) that allege personal injuries from exposure to transmission lines and EMFs, as well as from fear of adverse health effects due to such exposure.  This fear of adverse health effects from transmission lines may be considered both when property values are determined to obtain financing and in condemnation proceedings.  We may not, in certain circumstances, search for electric transmission lines near our properties, but are aware of the potential exposure to damage claims by persons exposed to EMFs.

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

Our costs associated with and the risk of failing to comply with the Americans with Disabilities Act may affect our net income.

We generally expect that our properties will be subject to the Americans with Disabilities Act of 1990, as amended (the “Disabilities Act”).  Under the Disabilities Act, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons.  The Disabilities Act has separate compliance requirements for “public accommodations” and “commercial facilities” that generally require that buildings and services be made accessible and available to people with disabilities.  The Disabilities Act does not, however, consider residential properties, such as apartment properties, to be public accommodations or commercial facilities, except to the extent portions of such facilities, such as a leasing office, are open to the public.  The Disabilities Act’s requirements could require removal of access barriers and could result in the imposition of injunctive relief, monetary penalties or, in some cases, an award of damages.  We will attempt to acquire properties that comply with the Disabilities Act or place the burden on the seller or a third party to ensure compliance with such laws.  However, we cannot assure you that we will be able to acquire properties or allocate responsibilities in this manner.  If we cannot, costs in complying with these laws may adversely affect our results of operations financial condition and ability to make distributions to our stockholders.

We must comply with the Fair Housing Amendments Act of 1988 (the “FHAA”), and failure to comply could result in substantial costs.

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

On December 22, 2017, a bill informally known as the Tax Cuts and Jobs Act (the “TCJA”) was signed into law.  The TCJA makes significant changes to the U.S. federal income tax rules for taxation of individuals and corporations, generally effective for taxable years beginning after December 31, 2017.  In addition to reducing corporate and individual tax rates, the TCJA eliminates or restricts various deductions.  One such deduction limitation is a general limitation of the deduction for net business interest expense in excess of 30% of a business’s “adjusted taxable income,” except for taxpayers that engage in certain real estate businesses  and elect out of this rule (provided that such electing taxpayers must use an alternative depreciation system with longer depreciation periods).  Most of the changes applicable to individuals are temporary and apply only to taxable years beginning after December 31, 2017 and before January 1, 2026.  The TCJA makes numerous large and small changes to the tax rules that do not affect the REIT qualification rules directly but may otherwise affect us or our stockholders.

While the changes in the TCJA generally appear to be favorable with respect to REITs and their stockholders, the extensive changes to non-REIT provisions in the Code may have unanticipated effects on us or our stockholders.  Moreover, Congressional leaders have recognized that the process of adopting extensive tax legislation in a short amount of time without hearings and substantial time for review is likely to have led to drafting errors, issues needing clarification and unintended consequences that will have to be revisited in subsequent tax legislation.  At this point, although certain additional guidance has been provided by Treasury and the IRS, it is not clear if or when Congress will address these issues or when the IRS will issue additional administrative guidance on the changes made in the TCJA.

We urge you to consult with your own tax advisor with respect to the status of the TCJA and other legislative, regulatory or administrative developments and proposals and their potential effect on an investment in shares of our common stock.

Dividends paid by REITs do not qualify for the reduced tax rates provided under current law.

Dividends paid by REITs are generally not eligible for the reduced 15% maximum tax rate for dividends paid to individuals (20% for those with taxable income above certain thresholds that are adjusted annually under current law).  The more favorable rates applicable to regular corporate dividends could cause stockholders who are individuals to perceive investments in REITs to be relatively less attractive than investments in the stock of non-REIT corporations that pay dividends to which more favorable rates apply, which could reduce the value of the stocks of REITs.  However, under the TCJA regular dividends from REITs are treated as income from a pass-through entity and are eligible for a 20% deduction.  As a result, our regular dividends will be taxed at 80% of an individual’s marginal tax rate.  The current maximum rate is 37% resulting in a maximum tax rate of 29.6% on our dividends.  Dividends from REITs as well as regular corporate dividends will also be subject to a 3.8% Medicare surtax for taxpayers with modified adjusted gross income above $200,000 (if single) or $250,000 (if married and filing jointly).

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

We intend to maintain our qualification as a REIT under the Code.  A REIT generally is not taxed at the corporate level on income and gains that it distributes to its stockholders on a timely basis.  We do not intend to request a ruling from the Internal Revenue Service (the “IRS”), as to our REIT status.  Qualification as a REIT involves the application of highly technical and complex rules for which there are only limited judicial or administrative interpretations.  The determination of various factual matters and circumstances not entirely within our control may affect our ability to continue to qualify as a REIT.  In addition, new legislation, regulations, administrative interpretations or court decisions could significantly change the tax laws with respect to qualification as a REIT or the U.S. federal income tax consequences of such qualification, including changes with retroactive effect.

If we fail to qualify as a REIT in any taxable year:

•	we would not be allowed to deduct our distributions to our stockholders when computing our taxable income;
•	we would be subject to U.S. federal income tax (including any applicable alternative minimum tax in tax years beginning before January 1, 2018) on our taxable income at regular corporate rates;
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

We encourage you to read Exhibit 99.1-”Material U.S. Federal Income Tax Considerations” to this report for further discussion of the tax issues related to an investment in us.

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

A REIT’s net income from prohibited transactions is subject to a 100% penalty tax.  In general, prohibited transactions are sales or other dispositions of property, other than foreclosure property, held in inventory or primarily for sale to customers in the ordinary course of business.  It may be possible to reduce the impact of the prohibited transaction tax and the holding of assets not qualifying as real estate assets for purposes of the REIT asset tests by conducting certain activities, or holding non-qualifying REIT assets through a taxable REIT subsidiary (a “TRS”), subject to certain limitations as described below.  To the extent that we engage in such activities through a TRS, the income associated with such activities will be subject to full U.S. federal corporate income tax.

Certain of our business activities are potentially subject to the prohibited transaction tax, which could reduce the return on any investment in our securities.

Our ability to dispose of property is restricted to a substantial extent as a result of our REIT status.  Under applicable provisions of the Code regarding prohibited transactions by REITs, we will be subject to a 100% tax on any gain recognized on the sale or other disposition of any property (other than foreclosure property) that we own, directly or through any subsidiary entity, including IROP, but excluding a TRS, that is deemed to be inventory or property held primarily for sale to customers in the ordinary course of trade or business.  Whether property is inventory or otherwise held primarily for sale to customers in the ordinary course of a trade or business depends on the particular facts and circumstances surrounding each property.  No assurance can be given that any particular property we own, directly or through any subsidiary entity, including IROP, but excluding a “TRS”, will not be treated as inventory or property held primarily for sale to customers in the ordinary course of a trade or business.

The use of TRSs would increase our overall tax liability.

Some of our assets may need to be owned or sold, or some of our operations may need to be conducted by TRSs.  We do not currently have significant operations through a TRS but may in the future.  A TRS will be subject to U.S. federal and state income tax on its taxable income.  The after-tax net income of a TRS would be available for distribution to us.  Further, we will incur a 100% excise tax on transactions with a TRS that are not conducted on an arm’s length basis.  For example, to the extent that the rent paid by a TRS exceeds an arm’s length rental amount, such amount is potentially subject to the excise tax.  We intend that all transactions between us and any TRS we form will be conducted on an arm’s length basis, and, therefore, any amounts paid by any TRS we form to us will not be subject to the excise tax.  However, no assurance can be given that no excise tax would arise from such transactions.

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

In general, foreign investors will be subject to regular U.S. federal income tax with respect to their investment in our stock if the income derived therefrom is “effectively connected” with the foreign investor’s conduct of a trade or business in the United States.  A distribution to a foreign investor that is not attributable to gain realized by us from the sale or exchange of a “U.S. real property interest” within the meaning of the Foreign Investment in Real Property Tax Act of 1980, as amended “FIRPTA” will be treated as an ordinary income distribution to the extent that it is made out of current or accumulated earnings and profits (as determined for U.S. federal income tax purposes).  Generally, any ordinary income distribution will be subject to a U.S. withholding tax equal to 30% of the gross amount of the distribution, unless this tax is reduced by the provisions of an applicable treaty.

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

Our board of directors will determine the amount and timing of distributions.  In making this determination, our directors will consider all relevant factors, including REIT minimum distribution requirements, the amount of core funds from operation, restrictions under Maryland law, capital expenditures and reserve requirements and general operational requirements.  We cannot assure you that we will be able to make distributions in the future or in amounts similar to our past distributions.  We may need to fund distributions through borrowings, returning capital or selling assets, which may be available only at commercially unattractive terms, if at all.  Any of the foregoing could adversely affect the market price of our common stock.

ITEM 1B.	Unresolved Staff Comments

None.

ITEM 2.	Properties

We hold fee title to all of the apartment properties in our portfolio. The following table presents an overview of our portfolio as of December 31, 2018.

Market	Property Count	Units (a)	Gross Cost	Accumulated Depreciation	Net Book Value	Period End Occupancy (b)	Average Occupancy (c)	Average Effective Rent per Occupied Unit (d)
Atlanta, GA	5	1,796	220,408	(14,437)	205,971	93.4%	92.4%	1,119
Louisville, KY	6	1,710	190,231	(16,551)	173,680	88.0%	87.8%	963
Oklahoma City, OK	5	1,658	75,781	(9,202)	66,579	94.7%	94.5%	655
Columbus, OH	6	1,547	148,585	(4,659)	143,926	91.6%	91.2%	964
Memphis, TN	4	1,383	140,660	(13,026)	127,634	92.8%	92.7%	1,077
Raleigh - Durham, NC	5	1,372	187,887	(12,855)	175,032	90.5%	90.5%	1,149
Indianapolis, IN	4	916	89,496	(5,819)	83,677	92.4%	93.4%	977
Tampa-St. Petersburg, FL	3	840	119,562	(1,700)	117,862	94.9%	93.6%	1,117
Dallas, TX	3	734	86,652	(6,188)	80,464	96.0%	96.2%	1,173
Myrtle Beach, SC - Wilmington, NC	3	628	62,148	(1,654)	60,494	92.8%	94.8%	965
Charleston, SC	2	518	79,414	(5,950)	73,464	91.5%	92.4%	1,287
Little Rock, AR	2	462	55,328	(5,070)	50,258	96.1%	94.3%	972
Chicago, IL	1	370	29,889	(2,862)	27,027	93.2%	91.9%	1,065
Austin, TX	1	300	35,935	(3,295)	32,640	92.7%	92.8%	1,270
Orlando, FL	1	297	48,173	(3,552)	44,621	98.0%	96.8%	1,439
Chattanooga, TN	2	295	26,670	(2,183)	24,487	93.2%	93.9%	971
Baton Rouge, LA	1	264	28,610	(813)	27,797	74.6%	75.4%	952
Asheville, NC	1	252	28,506	(2,207)	26,299	96.4%	97.3%	1,106
Charlotte, NC	1	208	42,040	(3,089)	38,951	94.2%	92.7%	1,506
Huntsville, AL	1	178	16,318	(1,293)	15,025	96.1%	98.0%	928
St. Louis, MO	1	152	33,347	(3,797)	29,550	96.1%	95.9%	1,411
TOTAL	58	15,880	$1,745,640	$(120,202)	$1,625,438	92.5%	92.3%	$1,035

(a)	Units represent the total number of apartment units available for rent at December 31, 2018.
(b)	Physical occupancy for each of our properties is calculated as (i) total units rented as of December 31, 2018 divided by (ii) total units available as of December 31, 2018, expressed as a percentage.
(c)	Average occupancy represents the daily average occupancy of available units for the three-month period ended December 31, 2018.
(d)	Average effective monthly rent, per unit, represents the average monthly rent for all occupied units for the three-month period ended December 31, 2018.

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

Market Information; Holders

Our common stock is listed and traded on the NYSE under the symbol “IRT”. At the close of business on February 20, 2019, the closing price for our common stock was $10.70 per share and there were 56 holders of record, one of which is the holder for all beneficial owners who hold in street name.

Dividends

Our quarterly dividend rate is currently $0.18 per common share. Our Board of Directors reviews and declares the dividend rate quarterly. Actual dividends paid by us will be affected by a number of factors, including, but not limited to, the revenues received from our apartment communities, our operating expenses, the interest expense incurred on borrowings and unanticipated capital expenditures. We expect to make future quarterly distributions to stockholders; however, future distributions will be at the discretion of our Board of Directors and will depend on our actual funds from operations, our financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Code (see "Business - Qualification as a Real Estate Investment Trust" above) and such other factors as our Board of Directors deems relevant.

 PERFORMANCE GRAPH

On August 13, 2013, our common stock commenced trading on the NYSE MKT. On July 31, 2017 we transferred the listing of our common stock to the New York Stock Exchange (“NYSE”) from the NYSE MKT. The following graph compares the index of the cumulative total shareholder return on our common shares for the measurement period beginning December 31, 2013 and ending December 31, 2018 with the cumulative total returns of the National Association of Real Estate Investment Trusts (NAREIT) Equity REIT index and the Russell 3000 Index. The following graph assumes that each index was 100 on the initial day of the relevant measurement period and that all dividends were reinvested.

Unregistered Sales of Equity Securities

As of January 1, 2018, an aggregate of 3,011,351 common units in IROP were outstanding and held by unaffiliated entities or persons who received the units in exchange for property contributions.  We did not issue any units in IROP in calendar year 2018.  As previously disclosed, the units in IROP are subject to exchange agreements that permit the holders of the units to tender the units to us for cash in an amount equal to the market price (based on a trailing average computation) of an equivalent number of shares of our common stock at the time we receive notice of the exchange.  We have the option, in lieu of paying cash, to settle the exchange for a number of shares of our common stock equal to the number of units tendered for exchange.  On January 5, 2018, we issued 186,717 shares of common stock, on March 1, 2018, we issued 1,925,419 shares of common stock, and on July 16, 2018, we issued 18,108 shares of common stock, in each case in exchange for an equal number of units. Our issuances of the shares of common stock were exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.  As a result of these exchanges, as well as unit exchanges that we settled for cash, at December 31, 2018 and at February 20, 2019, there remained outstanding 881,107 units and 881,107 units, respectively, outstanding and held by unaffiliated third parties.

Issuer Purchases of Equity Securities

None.

Equity Compensation Plan Information

The following table sets forth certain information regarding our equity compensation plans as of December 31, 2018.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights		(b) Weighted Average Exercise Price of Outstanding Options Warrants, and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a))
Equity compensation plans approved by security holders	195,000	(1)	$9.35	3,255,012	(2)
Equity compensation plans not approved by security holders	-		n/a	-
Total	195,000	(1)		3,255,012	(2)

(1)

Includes 195,000 shares of our common stock underlying stock appreciation rights or “SARs” outstanding under the incentive award plan at December 31, 2018. This is the gross number of shares of our common stock with respect to which the SARs are exercisable, not the net number of such shares which would actually be issued upon any exercise. Excludes 303,819 restricted common stock awards that remained subject to forfeiture at December 31, 2018 because they are neither to be issued upon exercise of outstanding options, warrants and rights nor available for future issuance.

(2)

Assumes the reduction of the number of shares of our common stock remaining issuable under the long-term incentive plan at December 31, 2018 by the number of shares of our common stock reported in column (a).

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

	As of and for the years ended December 31
	2018	2017	2016	2015	2014
Operating Data:
Total revenue	$191,232	$161,216	$153,388	$109,576	$49,171
Property operating expenses	(76,363)	(64,716)	(63,148)	(46,281)	(21,636)
Total expenses	(139,410)	(115,791)	(113,726)	(99,394)	(40,630)
Interest expense	(36,006)	(28,702)	(35,535)	(23,553)	(8,496)
Net income (loss)	26,610	31,441	(9,555)	30,156	2,944
Net income (loss) allocable to common shares	26,288	30,206	(9,801)	28,242	2,940
Earnings (loss) per share:
Basic	$0.30	$0.41	$(0.19)	$0.78	$0.14
Diluted	$0.30	$0.41	$(0.19)	$0.78	$0.14
Balance Sheet Data:
Investments in real estate, net	$1,548,153	$1,420,059	$1,197,845	$1,332,377	$665,736
Total assets	1,659,336	1,450,624	1,294,237	1,383,188	694,150
Total indebtedness, net	985,488	778,442	743,817	966,611	418,901
Total liabilities	1,029,291	804,505	765,546	993,158	431,116
Total equity	630,045	646,119	528,691	390,030	263,034

	As of and for the years ended December 31
	2018	2017	2016	2015	2014
Other Data:
Property portfolio occupancy	92.5%	94.0%	94.5%	93.0%	92.7%
Common shares outstanding	89,184,443	84,708,551	68,996,070	47,070,678	31,800,076
Limited partnership units outstanding (1)	881,107	3,011,351	2,908,949	3,154,931	1,282,449
Total common shares and limited partnership units outstanding	90,065,550	87,719,902	71,905,019	50,225,609	33,082,525
Cash distributions declared per common share/unit	$0.7200	$0.7200	$0.7200	$0.7200	$0.7200

(1)	Held by persons other than IRT and its subsidiaries.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help provide an understanding of our business, financial condition and results of operations. This MD&A should be read in conjunction with our Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements included elsewhere in this report. This report, including the following MD&A, contains forward-looking statements regarding future events or trends that are intended to be made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

These forward-looking statements are based upon the current beliefs and expectations of our management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are difficult to predict and generally beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. We assume no obligation to update or supplement forward-looking statements because of subsequent events.  Actual results may differ materially from the anticipated results discussed in these forward-looking statements.  Factors which may cause our actual results or performance to differ materially from those contemplated by forward-looking statements include, but are not limited to, the risk the following:

• Unfavorable changes in economic conditions, either nationally or regionally in one or more of the markets in which we operate, could adversely impact us;

• Competition could limit our ability to lease apartments or increase or maintain rental income;

• Short-term leases expose us to the effects of declining market rents;

• Redevelopment risks could impact our profitability;

• Labor and materials required for maintenance, repair, renovation or capital expenditure may be more expensive than anticipated;

• Competition could adversely affect our ability to acquire properties;

• Our acquisition strategy may not produce the cash flows expected;

• Failure to qualify as a REIT could have adverse consequences;

• Litigation risks could affect our business;

• Damage from catastrophic weather and other natural events could result in losses;

• A cybersecurity incident and other technology disruptions could negatively impact our business;

• Volatility in capital markets may result in fluctuations in our share price;

• Debt financing and other required capital may not be available to us or may only be available on adverse terms;

• Rising interest rates could both increase our borrowing costs, thereby adversely affecting our cash flows and the amounts available for distribution to our shareholders, and decrease our share price, if investors seek higher yields through other investments;

• Failure to hedge effectively against interest rates may adversely affect results of operations; and

• Additional factors as discussed in Item 1A. “Risk Factors”. Forward-looking statements and related uncertainties are also included in the Notes to Consolidated Financial Statements in this report.

Overview

See Item 1. Business for an overview of our company.

Business Objective and Investment Strategies

See Item 1. Business for discussion regarding our business objective and investment strategies.

Recent Trends

An important part of our investment strategy is to strengthen our balance sheet and drive long-term growth and unlock value through portfolio enhancements.  Our value add program, which is comprised of renovations and upgrades at selected communities to drive increased rental rates, is a core component of this strategy.  A discussed earlier, we have identified 4,314 units across 14 of our communities for renovations and upgrades as part of value add programs, and estimate the total investment to complete these renovations and upgrades will be approximately $50.0 million.  As of December 31, 2018, we had completed renovations and upgrades at 1,232 of the 4,314 units. We expect to complete the remaining value add projects at the selected communities during 2019 and through the first half of 2020.  While demand in 2018 for our same store portfolio remained relatively strong, we experienced occupancy declines during 2018 at some of our communities subject to the value add program, primarily due to construction activities.  As we continue to execute on our value add program, we remain focused on realizing increases in rents as a result of the renovations and upgrades while normalizing occupancy levels at the subject properties.

In 2018, we acquired eight communities, totaling 2,379 units.  These acquisitions represent the execution of our strategy to gain scale within desired submarkets. In 2019, subject to market conditions, we intend to continue to seek opportunities to gain scale within our existing markets through acquisitions of communities which fit within our investment strategy.  We face competition for attractive investment opportunities from other real estate investors and, as a result, we may be unable to acquire additional properties on desirable terms, or at all.

A disciplined management of property level operating expenses, which impacts the net operating income (“NOI”), of our portfolio, is an important part of our operating strategy.  Our same store property level operating expenses increased by 1.1% for the year ended December 31, 2018 as compared to the year ended December 31, 2017. Despite such increase, our same store property level NOI increased by 2.6% for the year ended December 31, 2018 as compared to the year ended December 31, 2017. We currently anticipate an increase in our total same store property level operating expenses for the year ending December 31, 2019, primarily as the result of increases in real estate taxes. To the extent that real estate taxes rise due to general economic conditions within a submarket, we would expect our geographic competitors to be similarly impacted and would accordingly expect rental rate increases to go into effect across the broader submarket, which we expect would offset or reduce the effects of the increase in real estate taxes.  To the extent real estate taxes rise as a result of improvements to our properties from our value add initiative, we believe the increased occupancy and higher rental rates which we expect to achieve from the improvements would off-set or reduce the increased tax expense.  Given the short-term nature of our leases, to the extent real estate taxes rise we would expect to seek to offset the increased expense through increases in rental rates.

See Item 1. Business for an additional discussion regarding developments in our business during 2018.

Results of Operations

Year Ended December 31, 2018 Compared to the Year Ended December 31, 2017

	SAME STORE PROPERTIES				NON SAME STORE PROPERTIES				CONSOLIDATED
	2018	2017	Increase (Decrease)	% Change	2018	2017	Increase (Decrease)	% Change	2018	2017	Increase (Decrease)	% Change
Period-end Property Data:
Number of properties	37	37			21	15	6	40.0%	58	52	6	11.5%
Number of units	10,329	10,329			5,551	3,688	1,863	50.5%	15,880	14,017	1,863	13.3%
Revenue:
Rental income	$115,592	$113,705	$1,887	1.7%	$54,921	$29,768	$25,153	84.5%	$170,513	$143,473	$27,040	18.8%
Reimbursement and other income	14,175	13,554	621	4.6%	6,024	3,470	2,554	73.6%	20,199	17,024	3,175	18.7%
Total revenue	129,767	127,259	2,508	2.0%	60,945	33,238	27,707	83.4%	190,712	160,497	30,215	18.8%
Expenses:
Real estate operating expenses	51,736	51,198	538	1.1%	24,627	13,518	11,109	82.2%	76,363	64,716	11,647	18.0%
Net Operating Income	$78,031	$76,061	$1,970	2.6%	$36,318	$19,720	$16,598	84.2%	$114,349	$95,781	$18,568	19.4%

Other Income:
Property management									520	719	(199)	-27.7%
Total other income									520	719	(199)	-27.7%
Corporate and other expenses:
Property management expenses									6,963	6,006	957	15.9%
General and administrative expenses									10,817	9,526	1,291	13.6%
Acquisition and integration expenses									-	1,342	(1,342)	-
Depreciation and amortization expense									45,221	34,201	11,020	32.2%
Casualty related costs									46	-	46	-
Total corporate and other expenses									63,047	51,075	11,972	23.4%
Operating Income (loss)									51,822	45,425	6,397	14.1%
Interest expense									(36,006)	(28,702)	(7,304)	25.4%
Interest income									144	89	55	61.8%
Net gains (losses) on sale of assets									10,650	18,825	(8,175)	-43.4%
Gains (losses) on extinguishment of debt									-	(572)	572	-100.0%
Acquisition related debt extinguishment expenses									-	(3,624)	3,624	-
Net income (loss)									26,610	31,441	(4,831)	-15.4%
(Income) loss allocated to noncontrolling interests									(322)	(1,235)	913	-73.9%
Net income (loss) available to common shares									$26,288	$30,206	$(3,918)	-13.0%

Revenue

Rental Income. Rental revenue increased $27.0 million to $170.5 million for the year ended December 31, 2018 from $143.5 million for the year ended December 31, 2017. The increase was primarily attributable to a $1.9 million increase in same store rental income driven by a 3.3% increase in average effective monthly rents compared to the prior year period and a $25.1 million increase in our non same store portfolio. The non same store rental income increase was due to the number of properties included in each period being different as a result of the timing of property sales and acquisitions.

Tenant reimbursement and other income. Tenant reimbursement and other income increased $3.2 million to $20.2 million for the year ended December 31, 2018 from $17.0 million for the year ended December 31, 2017. The increase was due to a $0.6 million increase in same store reimbursement and other income attributable to higher move-in and related fees and a $2.6 million increase in non same store reimbursement and other income. The non same store reimbursement income increase was due to the number of properties included in each period being different as a result of the timing of property sales and acquisitions.

Property management income. Property management income was $0.5 million for the year ended December 31, 2018 compared to $0.7 million for the year ended December 31, 2017. This was due to a decrease in the size of our third-party managed property portfolio. As of December 31, 2018, we have exited the third-party management space and no longer have any properties that we manage for others.

Expenses

Property operating expenses. Property operating expenses increased $11.7 million to $76.4 million for the year ended December 31, 2018 from $64.7 million for the year ended December 31, 2017. The increase was primarily due to a $0.6 million increase in same store real estate operating expenses and a $11.1 million increase in non same store real estate operating expenses. The non same store real estate operating expense increase was due to the number of properties included in each period being different as a result of the timing of property sales and acquisitions.

Property management expenses. Property management expenses increased $1.0 million to $7.0 million for the year ended December 31, 2018 from $6.0 million for the year ended December 31, 2017. This was primarily due to an increase in software costs, travel costs, and legal fees for our property management company as the size of our property portfolio has grown.

General and administrative expenses. General and administrative expenses increased $1.3 million to $10.8 million for the year ended December 31, 2018 from $9.5 million for the year ended December 31, 2017. The increase was primarily attributable to a $0.6 million increase in stock based compensation and a $0.4 million increase in professional fees.

Acquisition and integration expenses. Acquisition and integration expenses were $1.3 million for the year ended December 31, 2017. All acquisition costs were capitalized during the year ended December 31, 2018 because all acquisitions after January 1, 2018 were accounted for as asset acquisitions rather than business combinations. The expenses incurred in the year ended December 31, 2017 were primarily related to the acquisition of a nine-community portfolio (the HPI Portfolio).

Depreciation and amortization expense. Depreciation and amortization expense increased $11.0 million to $45.2 million for the year ended December 31, 2018 from $34.2 million for the year ended December 31, 2017. The increase was primarily attributable to a $7.9 million increase in depreciation expense due to property acquisitions during 2017 and 2018 and a $1.9 million increase in in-place lease intangible amortization, and a $1.2 million increase in the depreciation and amortization for our same store portfolio.

Interest expense. Interest expense increased $7.3 million to $36.0 million for the year ended December 31, 2018 from $28.7 million for the year ended December 31, 2017.  This was primarily due to a $201.7 million increase in the balance of our unsecured credit facility from December 31, 2017 to December 31, 2018, which related to our investments in additional property acquisitions and value add related capital expenditures.

Net gains (losses) on sale of assets. During the year ended December 31, 2018, two multi-family properties were sold resulting in gains of $10.7 million. During the year ended December 31, 2017, four multi-family properties were sold resulting in gains of $18.8 million.

Gains (losses) on extinguishment of debt. We did not recognize a gain or loss on the extinguishment of debt during the year ended December 31, 2018. During the year ended December 31, 2017, we recognized a $0.6 million loss on the extinguishment of debt related to the partial extinguishment of our prior secured credit facility.

Acquisition related debt extinguishment expenses. We did not incur any acquisition related debt extinguishment expenses for the year ended December 31, 2018. Acquisition related debt extinguishment expenses were $3.6 million for the year ended December 31, 2017 due to defeasance related costs incurred in connection with the HPI Portfolio acquisitions.

Year Ended December 31, 2017 Compared to the Year Ended December 31, 2016

	SAME STORE PROPERTIES				NON SAME STORE PROPERTIES				CONSOLIDATED
	2017	2016	Increase (Decrease)	% Change	2017	2016	Increase (Decrease)	% Change	2017	2016	Increase (Decrease)	% Change
Property Data:
Number of properties	42	42			10	4	6	150.0%	52	46	6	13.0%
Number of units	11,677	11,677			2,340	1,305	1,035	79.3%	14,017	12,982	1,035	8.0%
Revenue:
Rental income	$129,015	$124,769	$4,246	3.4%	$14,458	$12,647	$1,811	14.3%	$143,473	$137,416	$6,057	4.4%
Reimbursement and other income	15,227	14,116	1,111	7.9%	1,797	1,827	(30)	-1.6%	17,024	15,943	1,081	6.8%
Total revenue	144,242	138,885	5,357	3.9%	16,255	14,474	1,781	12.3%	160,497	153,359	7,138	4.7%
Expenses:
Real estate operating expenses	57,515	56,120	1,395	2.5%	7,201	7,028	173	2.5%	64,716	63,148	1,568	2.5%
Net Operating Income (a)	$86,727	$82,765	$3,962	4.8%	$9,054	$7,446	$1,608	21.6%	$95,781	$90,211	$5,570	6.2%

Other Income:
Property management									719	29	690	-
Total other income									719	29	690	-
Corporate and other expenses:
Property management expenses									6,006	4,847	1,159	23.9%
General and administrative expenses									9,526	10,864	(1,338)	-12.3%
Acquisition and integration expenses									1,342	43	1,299	-
Depreciation and amortization expense									34,201	34,824	(623)	-1.8%
Total corporate and other expenses									51,075	50,578	497	1.0%
Operating Income (loss)									45,425	39,662	5,763	14.5%
Interest expense									(28,702)	(35,535)	6,833	-19.2%
Interest income									89	(4)	93	-
Net gains (losses) on sale of assets									18,825	31,776	(12,951)	-40.8%
Gains (losses) on extinguishment of debt									(572)	(1,210)	638	-52.7%
TSRE financing extinguishment and employees and separation expenses									(3,624)	-	(3,624)	-
Management internalization expense									-	(44,976)	44,976	-100.0%
Gains (losses) on TSRE merger and property acquisitions									-	732	(732)	-100.0%
Net income (loss)									31,441	(9,555)	40,996	-429.1%
(Income) loss allocated to noncontrolling interests									(1,235)	(246)	(989)	402.0%
Net income (loss) available to common shares									$30,206	$(9,801)	$40,007	-408.2%

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

Non-GAAP Financial Measures

Funds from Operations and Core Funds from Operations

We believe that FFO and Core FFO (“CFFO”), each of which is a non-GAAP financial measure, are additional appropriate measures of the operating performance of a REIT and us in particular. We compute FFO in accordance with the standards established by the National Association of Real Estate Investment Trusts (“NAREIT”), as net income or loss allocated to common shares (computed in accordance with GAAP), excluding real estate-related depreciation and amortization expense, gains or losses on sales of real estate and the cumulative effect of changes in accounting principles. While our calculation of FFO is in accordance with NAREIT’s definition, it may differ from the methodology for calculating FFO utilized by other REITs and, accordingly, may not be comparable to FFO computations of such other REITS.

We compute CFFO by adjusting FFO to remove the effect of items that do not reflect ongoing property operations, including stock compensation expense, depreciation and amortization of other items not added back in the computation of  FFO, amortization of deferred financing costs, acquisition and integration expenses, and other non-cash or non-operating gains or losses related to items such as debt extinguishment costs we incur when we sell a property subject to secured debt, asset sales, debt extinguishments, and acquisition related debt extinguishment expenses. NAREIT does not provide guidelines for computing CFFO.

Our calculation of CFFO may differ from the methodology used for calculating CFFO by certain other REITs and, accordingly, our CFFO may not be comparable to CFFO reported by other REITs. Our management utilizes FFO and CFFO as measures of our operating performance, and believe they are also useful to investors, because they facilitate an understanding of our operating performance after adjustment for certain non-cash or non-recurring items that are required by GAAP to be expensed but may not necessarily be indicative of current operating performance and our operating performance between periods. Furthermore, although FFO, CFFO and other supplemental performance measures are defined in various ways throughout the REIT industry, we believe that FFO and CFFO may provide us and our investors with an additional useful measure to compare our financial performance to certain other REITs. Neither FFO nor CFFO is equivalent to net income or cash generated from operating activities determined in accordance with GAAP. Furthermore, FFO and CFFO do not represent amounts available for management’s discretionary use because of needed capital replacement or expansion, debt service obligations or other commitments or uncertainties. Accordingly, FFO and CFFO do not measure whether cash flow is sufficient to fund all of our cash needs, including principal amortization and capital improvements. Neither FFO nor CFFO should be considered as an alternative to net income or any other GAAP measurement as an indicator of our operating performance or as an alternative to cash flow from operating, investing, and financing activities as a measure of our liquidity.

 Set forth below is a reconciliation of net income (loss) to FFO and Core FFO for the years ended December 31, 2018, 2017 and 2016 (in thousands, except share and per share information):

	For the Year Ended December 31, 2018		For the Year Ended December 31, 2017		For the Year Ended December 31, 2016
	Amount	Per Share (1)	Amount	Per Share (1)	Amount	Per Share (1)
Funds From Operations:
Net income (loss)	$26,610	$0.30	$31,441	$0.41	$(9,555)	$(0.17)
Adjustments:
Real estate depreciation and amortization	45,067	0.51	34,097	0.45	34,824	0.63
Net (gains) losses on sale of assets	(11,561)	(0.13)	(23,076)	(0.30)	(31,776)	(0.58)
Funds From Operations	$60,116	$0.68	$42,462	$0.56	$(6,507)	$(0.12)
Core Funds From Operations:
Funds From Operations	$60,116	$0.68	$42,462	$0.56	$(6,507)	$(0.12)
Adjustments:
Stock-based compensation	2,524	0.03	1,967	0.02	1,222	0.02
Amortization of deferred financing costs	1,430	0.02	1,469	0.02	3,064	0.06
Acquisition and integration expenses	-	-	1,342	0.02	43	-
Other depreciation and amortization	154	-	104	-	-	-
Other expense (income)	(52)	-	(94)	-	-	-
(Gains) losses on extinguishment of debt	-	-	572	0.01	1,210	0.02
Debt extinguishment costs included in net gains (losses) on sale of assets	911	0.01	4,251	0.06	-	-
Management internalization expense	-	-	-	-	44,976	0.82
Acquisition related debt extinguishment expenses	-	-	3,624	0.04	-	-
(Gains) losses on TSRE merger and property acquisitions	-	-	-	-	(732)	(0.01)
Core Funds From Operations	$65,083	$0.74	$55,697	$0.73	$43,276	$0.79
(1)	Based on 88,289,110, 76,291,465 and 55,092,382 weighted average shares and units outstanding for the years ended December 31, 2018, 2017, and 2016, respectively.

Same Store Portfolio Net Operating Income

We believe that Net Operating Income (“NOI”), a non-GAAP measure, is a useful measure of our operating performance. We define NOI as total property revenues less total property operating expenses, excluding depreciation and amortization, asset management fees, acquisition and integration expenses, casualty related costs, and general administrative expenses.  In connection with our management internalization which was completed in the fourth quarter of 2016, we modified our calculation of NOI to exclude property management expenses. We retrospectively adjusted previously reported NOI to conform to this change in the table below.

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

We review our same store properties or portfolio at the beginning of each calendar year.  Properties are added into the same store portfolio if they were owned at the beginning of the previous year.  Properties that have been sold or classified as held for sale are excluded from the same store portfolio. The current same store portfolio is comprised of properties owned as of January 1, 2017. As such, the table below does not include results for the year ended December 31, 2016 (in thousands).

	Twelve-Months Ended December 31 (a)
	2018	2017	% change
Revenue:
Rental income	$115,592	$113,705	1.7%
Reimbursement and other income	14,175	13,554	4.6%
Total revenue	129,767	127,259	2.0%
Operating Expenses:
Real estate taxes	16,096	15,456	4.1%
Property insurance	2,621	2,752	-4.8%
Personnel expenses	12,546	12,282	2.1%
Utilities	8,195	8,015	2.2%
Repairs and maintenance	4,326	4,606	-6.1%
Contract services	4,024	3,890	3.4%
Advertising expenses	1,417	1,458	-2.8%
Other expenses	2,511	2,739	-8.3%
Total operating expenses	51,736	51,198	1.1%
Net operating income	$78,031	$76,061	2.6%
NOI Margin	60.1%	59.8%	0.3%
Average Occupancy	94.1%	94.7%	-0.6%
Average effective monthly rent, per unit	$1,033	$1,009	2.4%
Reconciliation of Same-Store Net Operating Income to Net Income (loss)
Same-store portfolio net operating income (a)	$78,031	$76,061
Non same-store net operating income	36,318	19,720
Property management income	520	719
Property management expenses	(6,963)	(6,006)
General and administrative expenses	(10,817)	(9,526)
Acquisition and integration expenses	—	(1,342)
Depreciation and amortization	(45,221)	(34,201)
Casualty related costs	(46)	—
Interest expense	(36,006)	(28,702)
Other income (expense)	144	89
Net gains (losses) on sale of assets	10,650	18,825
Gains (losses) on extinguishment of debt	—	(572)
Acquisition related debt extinguishment expenses	—	(3,624)
Net income (loss)	$26,610	$31,441
(a)	Same store portfolio for the twelve months ended December 31, 2018 and 2017 includes 37 properties, which represent 10,329 units.

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

We intend to meet our liquidity requirements primarily through a combination of one or more of the following:

•	the use of our cash and cash equivalent of $9.3 million as of December 31, 2018;
•	existing and future unsecured financing and financing secured directly or indirectly by the apartment properties in our portfolio including advances under our unsecured credit facility;
•	cash generated from operating activities;
•	net cash proceeds from property sales, including sales undertaken as part of our capital recycling strategy and other sales; and
•	proceeds from the sales of our common stock and other equity securities, including common stock that may be sold under our at-the-market program.

We continue to seek to reduce our leverage ratio over time through the execution of various strategies. These strategies include using the proceeds from sales of properties which are outside our core geographic footprint in the Southeastern United States or which we believe have limited potential for further improvements to their operating results to repay a portion of our indebtedness and selectively raising capital through the sale of common stock under our at-the-market program and re-investing the proceeds into our value add program in order to increase our portfolio’s gross asset value. We have successfully continued to implement these strategies, which began in 2015, to reduce our leverage and reduce our exposure to short term indebtedness.

•

During 2018, we announced the continuation of our capital recycling initiative aimed to dispose of assets in markets that lack scale, in order to invest in attractive non-gateway markets where scale has been, or can be, achieved. As part of this capital recycling initiative, we sold two targeted properties for $77.3 million, in the aggregate, generating net cash proceeds of $26.8 million, in the aggregate, after costs and repayment of property specific financing.

•

During 2018, we focused on maintaining and enhancing our financial flexibility through an increase in unsecured borrowings and actively managing debt maturities. On October 30, 2018, we entered into a five-year, $200.0 million unsecured term loan agreement with KeyBank.  The loan matures on January 2024 and bears interest at a spread over LIBOR, based on our overall leverage. At closing, the spread to LIBOR was 145 basis points. At closing, we drew $150.0 million with the remaining $50.0 million available for twelve months following closing. We applied proceeds of the draw to reduce outstanding borrowings under our credit facility. In connection with the new term loan, we purchased an interest rate collar with an initial notional value of $100.0 million, a 2.5% cap, a 2.25% floor, and a maturity date of January 17, 2024.

•

During 2018, we issued 2,196,164 shares of common stock under our at-the-market offering program at an average price per share of $10.32, generating proceeds to us (net of approximately $0.5 million in commissions) of approximately $22.2 million. At December 31, 2018, approximately $115.2 million remained available for share issuances under our at-the-market offering program.

Cash Flows

As of December 31, 2018 and 2017, we maintained cash, cash equivalents, and restricted cash of approximately $16.0 million and $14.6 million, respectively. Our cash and cash equivalents were generated from the following activities (dollars in thousands):

	For the Years Ended December 31
	2018	2017	2016
Cash flow from operating activities	$68,530	$54,324	$(7,533)
Cash flow from investing activities	(229,457)	(191,709)	27,884
Cash flow from financing activities	162,353	125,594	(37,655)
Net change in cash and cash equivalents, and restricted cash	1,426	(11,791)	(17,304)
Cash and cash equivalents, and restricted cash, beginning of period	14,619	26,410	43,714
Cash and cash equivalents, and restricted cash, end of the period	$16,045	$14,619	$26,410

     Our cash inflow from operating activities during the years ended December 31, 2018 and 2017 were primarily driven by ongoing operations of our properties.  Our cash outflow from operating activities during the year ended December 31, 2016 was related to the cost of our management internalization partially offset by ongoing operations of our properties.

Our cash outflow from investing activities during the year ended December 31, 2018 was primarily driven by $215.8 million of outflows related to eight property acquisitions. Our cash outflow from investing activities during the year ended December 31, 2017 was primarily driven by $221.8 million of outflows related to ten property acquisitions. This was partially offset by $44.5 million of inflows related to four property sales. Our cash inflow from investing activities during the year ended December 31, 2016 was primarily due to the disposition of three properties.

Our cash inflow from financing activities during the year ended December 31, 2018 was primarily driven by proceeds from our unsecured credit facility and term loans of $400.0 million. This was partially offset by $198.3 million of repayments of our unsecured credit facility and $52.5 million of distributions of our common stock. Our cash inflow from financing activities during the year ended December 31, 2017 was primarily driven by $137.4 million of inflows related to the issuance of common stock.  Our cash outflow from financing activities during the year ended December 31, 2016 was primarily due to repayments of mortgage indebtedness and the interim facility with proceeds from the three property dispositions.

As a REIT, we evaluate our dividend coverage based on our cash flow from operating activities, excluding changes in other assets and liabilities. During the year ended December 31, 2018, we paid distributions to our common stockholders and non-controlling interests of $53.1 million and generated cash flows from operating activities, before changes in working capital of $65.1 million.

Capitalization

Refer to Item 8, Financial Statements and Supplementary Data, Note 4: Indebtedness and Note 6: Stockholder Equity and Non-Controlling Interest, for information regarding our capitalization.

 Contractual Commitments

The table below summarizes our contractual obligations as of December 31, 2018 (dollars in thousands):

	Payment due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Principal payments on outstanding debt obligations	$991,415	$4,950	$189,911	$227,903	$568,651
Interest payments on outstanding debt obligations (1)	177,636	38,719	72,254	48,602	18,061
Operating lease obligations	4,227	248	864	757	2,358
Total	$1,173,277	$43,917	$263,028	$277,262	$589,070

(1)

Our unsecured credit facility assumes a 30-day LIBOR rate of 2.46% as of December 14, 2018. Our $100 million term loan assumes a 30-day LIBOR rate of 2.47% as of December 18, 2018. Our $200 million term loan assumes a 30-day LIBOR rate of 2.46% as of December 14, 2018.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements during the year ended December 31, 2018 that have or are likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resource that is material to our interests.

Terms of Leases and Tenant Characteristics

The leases for our portfolio typically follow standard forms customarily used between landlords and tenants in the geographic area in which the relevant property is located. Under such leases, the tenant typically agrees to pay an initial deposit (generally one month’s rent) and/or associated application and move in-fees, and then pays rent on a monthly basis during the term of the lease. As landlord, we are directly responsible for all real estate taxes, sales and use taxes, special assessments, property-level utilities, insurance and building repairs, and other building operation and management costs. Individual tenants are generally responsible for the utility costs of their unit. Our lease terms are generally for one year or less and average twelve months.

Our apartment tenant composition varies across the regions in which we operate, includes single and family renters and is generally reflective of the principal employers in the relevant region. Our apartment properties predominantly consist of one-bedroom and two-bedroom units, although some of our apartment properties also have three-bedroom units.

Insurance

Our multifamily properties are covered by all risk property insurance covering 110% of the replacement cost for each building and business interruption and rental loss insurance (covering up to twelve months of loss). On a case-by-case basis, based on an assessment of the likelihood of the risk, availability and cost of insurance, and in accordance with standard market practice, we obtain earthquake, windstorm, flood, terrorism and boiler and machinery insurance. We carry comprehensive liability insurance and umbrella policies for each of our properties at levels which we believe are prudent in light of our business activities and are in accordance with standard market practice. We seek certain extensions of coverage, valuation clauses, and deductibles in accordance with standard market practice and availability. Although we may carry insurance for potential losses associated with our multifamily properties, we may still incur losses due to uninsured risks, deductibles, co-payments or losses in excess of applicable insurance coverage and those losses may be material.

Inflation

Our resident leases at our apartment communities allow, at the time of renewal, for adjustments in the rent payable thereunder, and thus may enable us to seek rent increases. Almost all leases are for one year or less. The short-term nature of these leases generally serves to reduce our risk to adverse effects of inflation.

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

Investments in Real Estate

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

Share-Based Compensation

We account for stock-based compensation in accordance with FASB ASC Subtopic 505-50, “Equity - Equity Payments to Non-Employees” and FASB ASC Topic 718, “Compensation - Stock Compensation”. We did not have any employees prior to December 20, 2016 and therefore accounted for share-based compensation as nonemployee awards. Stock-based compensation cost is measured at the grant date based on the fair value of the award and revalued at the end of each accounting period. The expense is recognized over the requisite service period, which is the vesting period. Any share-based compensation awards granted to employees are measured based on the grant-date fair value of the award and we record compensation expense for the entire award on a straight-line basis, over the related vesting period, for the entire award.

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

As of December 31, 2018, our only interest rate sensitive assets or liabilities related to our principal amount of $991.4 million of outstanding indebtedness, of which $585.7 million was fixed rate and $405.7 million was floating rate, a float-to-fixed interest rate swap with a notional amount of $150.0 million, and two interest rate collars with a total notional amount of $250.0 million. As of December 31, 2017, our only interest rate sensitive assets or liabilities related to our principal amount of $784.6 million of outstanding indebtedness, of which $580.6 million was fixed rate and $204.0 million was floating rate, an individual interest rate cap with a notional amount of $150.0 million and a float-to-fixed interest rate swap with a notional amount of $100.0 million. We monitor interest rate risk routinely and seek to minimize the possibility that a change in interest rates would impact the interest incurred and our cash flows. To mitigate such risk, we may use interest rate derivative contracts. As of December 31, 2018, and 2017, the fair value of our fixed-rate indebtedness was $577.1 million and $564.3 million, respectively. The fair value of our fixed rate indebtedness was estimated using a discounted cash flow analysis utilizing rates that we believe a market participant would expect to pay for debt of a similar type and remaining maturity as if the debt was originated at December 31, 2018 and 2017, respectively. As we expect to remain obligated on our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations.

As of December 31, 2018, our interest rate swap and interest rate collars had a combined asset fair value of $8.3 million.  The fair values of our interest rate swap and interest rate collar were estimated using a discounted cash flow analysis based on forward interest rate curves.  The impact of the interest rate swap and interest rate collar have been included in the table below.

The following table summarizes our indebtedness, and the impact to interest expense for a 12-month period, and the change in the net fair value of our indebtedness assuming an instantaneous increase or decrease of 100 basis points in the LIBOR interest rate curve (dollars in thousands):

	Liabilities Subject to Interest Rate Sensitivity (a)	100 Basis Point Increase	100 Basis Point Decrease
Interest expense from variable-rate indebtedness	$405,743	$125	$(1,432)
Fair value of fixed-rate indebtedness	577,112	(25,749)	27,164

(a)   Unpaid balance of variable-rate indebtedness as of December 31, 2018 is shown. Fair value of fixed-rate indebtedness as of December 31, 2018 is shown.

ITEM 8.	Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

OF INDEPENDENCE REALTY TRUST, INC.

(A Maryland Corporation)

Report of Independent Registered Public Accounting Firm

To the stockholders and board of directors

Independence Realty Trust, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Independence Realty Trust, Inc. and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for each of the years in the three year period ended December 31, 2018, and the related notes and financial statement schedule III (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 22, 2019 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

February 22, 2019

Report of Independent Registered Public Accounting Firm

To the stockholders and board of directors

Independence Realty Trust, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Independence Realty Trust, Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes and financial statement schedule III (collectively, the “consolidated financial statements”), and our report dated February 22, 2019 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

Philadelphia, Pennsylvania

February 22, 2019

Independence Realty Trust, Inc. and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands, except share and per share data)

	As of December 31, 2018	As of December 31, 2017
ASSETS:
Investments in real estate:
Investments in real estate, at cost	$1,660,423	$1,504,156
Accumulated depreciation	(112,270)	(84,097)
Investments in real estate, net	1,548,153	1,420,059
Real estate held for sale (see Note 4)	77,285	-
Cash and cash equivalents	9,316	9,985
Restricted cash	6,729	4,634
Accounts receivable and other assets	8,802	7,556
Derivative assets	8,307	7,291
Intangible assets, net of accumulated amortization of $787 and $1,511, respectively	744	1,099
Total Assets	$1,659,336	$1,450,624
LIABILITIES AND EQUITY:
Indebtedness, net of unamortized deferred financing costs of $5,927 and $6,198, respectively	$985,488	$778,442
Accounts payable and accrued expenses	22,815	17,216
Accrued interest payable	719	249
Dividends payable	16,162	5,245
Other liabilities	4,107	3,353
Total Liabilities	1,029,291	804,505
Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized, 0 and 0 shares issued and outstanding, respectively	-	-
Common stock, $0.01 par value; 300,000,000 shares authorized, 89,184,443 and 84,708,551 shares issued and outstanding, including 303,819 and 295,847 unvested restricted common share awards, respectively	892	846
Additional paid in capital	742,429	703,849
Accumulated other comprehensive income (loss)	2,016	4,626
Retained earnings (accumulated deficit)	(122,342)	(85,221)
Total stockholders’ equity	622,995	624,100
Noncontrolling interests	7,050	22,019
Total Equity	630,045	646,119
Total Liabilities and Equity	$1,659,336	$1,450,624

The accompanying notes are an integral part of these consolidated financial statements

Independence Realty Trust, Inc. and Subsidiaries

Consolidated Statements of Operations

(Dollars in thousands, except share and per share information)

	For the Years Ended December 31,
	2018	2017	2016
REVENUE:
Rental income	$170,513	$143,473	$137,416
Tenant reimbursement income	6,549	5,719	5,587
Other property income	13,650	11,305	10,356
Property management and other income	520	719	29
Total revenue	191,232	161,216	153,388
EXPENSES:
Property operating expenses	76,363	64,716	63,148
Property management expenses	6,963	6,006	4,847
General and administrative expenses	10,817	9,526	10,864
Acquisition and integration expenses	-	1,342	43
Depreciation and amortization expense	45,221	34,201	34,824
Casualty related costs	46	-	-
Total expenses	139,410	115,791	113,726
Operating income	51,822	45,425	39,662
Interest expense	(36,006)	(28,702)	(35,535)
Other income (expense)	144	89	(4)
Net gains (losses) on sale of assets	10,650	18,825	31,776
Gain (loss) on extinguishment of debt	-	(572)	(1,210)
Acquisition related debt extinguishment expenses	-	(3,624)	-
Management internalization expense	-	-	(44,976)
Gains (losses) on TSRE merger and property acquisitions	-	-	732
Net income (loss):	26,610	31,441	(9,555)
(Income) loss allocated to noncontrolling interest	(322)	(1,235)	(246)
Net income (loss) allocable to common shares	$26,288	$30,206	$(9,801)
Earnings (loss) per share:
Basic	$0.30	$0.41	$(0.19)
Diluted	$0.30	$0.41	$(0.19)
Weighted-average shares:
Basic	87,086,585	73,338,219	52,182,427
Diluted	87,376,991	73,599,869	52,182,427

The accompanying notes are an integral part of these consolidated financial statements.

Independence Realty Trust, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(Dollars in thousands)

	For the Years Ended December 31,
	2018	2017	2016
Net income (loss)	$26,610	$31,441	$(9,555)
Other comprehensive income (loss):
Change in fair value of interest rate hedges	(1,382)	845	3,354
Realized (gains) losses on interest rate hedges reclassified to earnings	(1,372)	107	492
Total other comprehensive income	(2,754)	952	3,846
Comprehensive income (loss) before allocation to noncontrolling interests	23,856	32,393	(5,709)
Allocation to noncontrolling interests	(178)	(1,244)	(401)
Comprehensive income (loss) allocable to common shares	$23,678	$31,149	$(6,110)

The accompanying notes are an integral part of these consolidated financial statements.

Independence Realty Trust, Inc. and Subsidiaries

Consolidated Statements of Changes in Equity

(Dollars in thousands, except share and per share data)

	Preferred Shares	Par Value Preferred Shares	Common Shares	Par Value Common Shares	Additional Paid In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance, January 1, 2016	-	$-	47,070,678	$471	$378,187	$(8)	$(14,500)	$364,150	$25,880	$390,030
Net income (loss)	-	-	-	-	-	-	(9,801)	(9,801)	246	(9,555)
Common dividends declared	-	-	-	-	-	-	(37,880)	(37,880)	-	(37,880)
Other comprehensive income	-	-	-	-	-	3,691		3,691	155	3,846
Stock compensation expense	-	-	228,000	2	1,220	-	-	1,222	-	1,222
Common share activity related to equity compensation	-	-	(28,869)	-	(143)	-	-	(143)	-	(143)
Conversion of noncontrolling interest to common shares	-	-	245,980	2	2,288	-	-	2,290	(2,290)	-
Issuance of common shares, net	-	-	28,750,000	288	245,164	-	-	245,452	-	245,452
Repurchase of common shares	-	-	(7,269,719)	(73)	(62,083)	-	-	(62,156)	-	(62,156)
Distribution to noncontrolling interest declared					-	-	-	-	(2,125)	(2,125)
Balance, December 31, 2016	-	$-	68,996,070	$690	$564,633	$3,683	$(62,181)	$506,825	$21,866	$528,691
Net income (loss)	-	-	-	-	-	-	30,206	30,206	1,235	31,441
Common dividends declared	-	-	-	-	-	-	(53,246)	(53,246)	-	(53,246)
Other comprehensive income	-	-	-	-	-	943	-	943	9	952
Stock compensation expense	-	-	168,010	1	1,967	-	-	1,968	-	1,968
Repurchase of shares related to equity award tax withholding	-	-	(59,631)	(1)	(568)	-	-	(569)	-	(569)
Conversion of noncontrolling interest to common shares	-	-	64,202	1	619	-	-	620	(620)	-
Issuance of common shares, net	-	-	15,539,900	155	137,198	-	-	137,353	-	137,353
Issuance of noncontrolling interests	-	-	-	-	-	-	-	-	1,654	1,654
Distribution to noncontrolling interest declared	-	-	-	-	-	-	-	-	(2,125)	(2,125)
Balance, December 31, 2017	-	$-	84,708,551	$846	$703,849	$4,626	$(85,221)	$624,100	$22,019	$646,119
Net income (loss)	-	-	-	-	-	-	26,288	26,288	322	26,610
Common dividends declared	-	-	-	-	-	-	(63,409)	(63,409)	-	(63,409)
Other comprehensive income	-	-	-	-	-	(2,610)	-	(2,610)	(144)	(2,754)
Stock compensation expense	-	-	188,196	2	2,558	-	-	2,560	-	2,560
Repurchase of shares related to equity award tax withholding	-	-	(38,712)	-	(354)	-	-	(354)	-	(354)
Conversion of noncontrolling interest to common shares	-	-	2,130,244	21	14,485	-	-	14,506	(14,506)	-
Issuance of common shares, net	-	-	2,196,164	23	21,891	-	-	21,914	-	21,914
Distribution to noncontrolling interest declared	-	-	-	-	-	-	-	-	(641)	(641)
Balance, December 31, 2018	-	$-	89,184,443	$892	$742,429	$2,016	$(122,342)	$622,995	$7,050	$630,045

The accompanying notes are an integral part of these consolidated financial statements.

Independence Realty Trust, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Dollars in thousands)

	For the Years Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net income (loss)	$26,610	$31,441	$(9,555)
Adjustments to reconcile net income to cash flow from operating activities:
Depreciation and amortization	45,221	34,201	34,824
Amortization of deferred financing costs, net	1,430	1,464	2,757
Stock compensation expense	2,524	1,968	1,222
Net (gains) losses on sale of assets	(10,650)	(18,825)	(31,776)
Net (gains) losses on extinguishment of debt	-	572	1,210
Change in fair value of derivative instruments	(40)	-	-
Acquisition related debt extinguishment expenses	-	3,624	-
(Gains) losses on TSRE merger and property acquisitions	-	-	(732)
Changes in assets and liabilities:
Accounts receivable and other assets	(514)	(1,267)	(477)
Accounts payable and accrued expenses	3,284	1,578	(4,328)
Accrued interest payable	469	(242)	(715)
Other liabilities	196	(190)	37
Net cash provided by (used in) operating activities	68,530	54,324	(7,533)
Cash flows from investing activities:
Acquisition of real estate properties	(215,833)	(221,813)	(1,000)
Disposition of real estate properties	26,802	44,474	39,690
Acquisition of advisory and management contracts	-	-	(143)
Capital expenditures	(40,426)	(14,370)	(10,663)
Cash flow provided by (used in) investing activities	(229,457)	(191,709)	27,884
Cash flows from financing activities:
Proceeds from issuance of common stock	21,914	137,353	245,309
Payments related to repurchase of common stock	-	-	(62,156)
Proceeds from unsecured credit facility and term loan	400,000	199,690	103,501
Credit facility repayments	(198,262)	(145,685)	(345,001)
Proceeds from mortgage	-	-	105,980
Mortgage principal repayments	(3,191)	(2,654)	(45,088)
Payments for deferred financing costs	(890)	(2,089)	(1,485)
Distributions on common stock	(52,476)	(52,304)	(36,575)
Distributions to noncontrolling interests	(658)	(2,119)	(2,140)
Payment for interest rate collars	(3,730)	(2,405)	-
Payments related to extinguishment of debt on acquisitions	-	(3,624)	-
Repurchase of shares related to equity award tax withholding	(354)	(569)	-
Net cash provided by (used in) financing activities	162,353	125,594	(37,655)
Net change in cash and cash equivalents, and restricted cash	1,426	(11,791)	(17,304)
Cash and cash equivalents, and restricted cash, beginning of period	14,619	26,410	43,714
Cash and cash equivalents, and restricted cash, end of the period	$16,045	$14,619	$26,410
Reconciliation of cash, cash equivalents, and restricted cash to the Consolidated Balance Sheet
Cash and cash equivalents	$9,316	$9,985	$20,892
Restricted cash	6,729	4,634	5,518
Total cash, cash equivalents, and restricted cash, end of period	$16,045	$14,619	$26,410
Supplemental cash flow information:
Cash paid for interest	$35,532	$27,368	$33,034
Supplemental disclosure of noncash investing and financing activities:
Decrease in noncontrolling interest from conversion of common limited partnership units to shares of common stock	$14,506	$620	$2,290
Distributions declared but not paid	$16,162	$5,245	$4,297
Value of limited partnership units issued in acquisitions	$-	$1,654	$-
Mortgage debt assumed	$54,756	$18,977	$-
Capital expenditure accrual	$1,750	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of December 31, 2018

(Dollars in thousands, except share and per share data)

NOTE 1: Organization

Independence Realty Trust, Inc. (“IRT”), is a self-administered and self-managed Maryland real estate investment trust, or REIT, which was formed on March 26, 2009.  Our primary purposes are to acquire, own, operate, improve and manage multifamily apartment communities in non-gateway markets. As of December 31, 2018, we owned and operated 58 multifamily apartment properties, totaling 15,880 units across non-gateway U.S markets, including Atlanta, Louisville, Memphis, and Raleigh. We own substantially all of our assets and conduct our operations through Independence Realty Operating Partnership, LP, which we refer to as IROP, of which we are the sole general partner.

   As used herein, the terms “we,” “our” and “us” refer to Independence Realty Trust, Inc. and, as required by context, IROP and their subsidiaries.

NOTE 2: Summary of Significant Accounting Policies

a. Basis of Presentation

The consolidated financial statements have been prepared by management in accordance with generally accepted accounting principles in the United States (“GAAP”).  In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our consolidated financial position and consolidated results of operations and cash flows are included.

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

d. Cash and Cash Equivalents

Cash and cash equivalents include cash held in banks and highly liquid investments with original maturities of three months or less when purchased.  Cash, including amounts restricted, may at times exceed the Federal Deposit Insurance Corporation deposit insurance limit of $250 per institution.  We mitigate credit risk by placing cash and cash equivalents with major financial institutions.  To date, we have not experienced any losses on cash and cash equivalents.

e. Restricted Cash

Restricted cash includes tenant escrows and our funds held by lenders to fund certain expenditures or to be released at our discretion upon the occurrence of certain pre-specified events. As of December 31, 2018 and 2017, we had $6,729 and $4,634, respectively, of restricted cash.

f. Accounts Receivable and Allowance for Bad Debts

We make estimates of the collectability of our accounts receivable related to base rents, expense reimbursements and other revenue. We analyze accounts receivable and historical bad debt levels, tenant credit worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. In addition, tenants experiencing financial difficulties are analyzed and estimates are made in connection with expected uncollectible receivables. Our reported operating results are affected by

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of December 31, 2018

(Dollars in thousands, except share and per share data)

management’s estimate of the collectability of accounts receivable. For the years ended December 31, 2018, 2017, and 2016 we recorded bad debt expense of $644, $870, and $975, respectively.

g. Investments in Real Estate

Investments in real estate are recorded at cost less accumulated depreciation. Costs, including internal costs, that both add value and appreciably extend the useful life of an asset are capitalized. Expenditures for repairs and maintenance are expensed as incurred.

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

The aggregate value of in-place leases is determined by evaluating various factors, including the terms of the leases that are in place and assumed lease-up periods.  During the year ended December 31, 2018 and 2017, we acquired in-place leases with a value of $3,074 and $2,515, respectively, related to our acquisitions that are discussed further in NOTE 3: Investments in Real Estate. The value assigned to these intangible assets is amortized over the assumed lease up period, typically six months.  For the years ended December 31, 2018, 2017 and 2016 we recorded $3,429, $1,536 and $3,735 of amortization expense for intangible assets, respectively. For the years ended December 31, 2018, 2017, and 2016 we wrote-off fully amortized intangible assets of $4,153, $0, and $0, respectively. Based on the intangible assets identified above, we expect to record amortization expense of intangible assets of $744 for 2019.

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

As of December 31, 2018

(Dollars in thousands, except share and per share data)

Changes in estimated future cash flows due to changes in our plans or views of market and economic conditions could result in recognition of impairment losses, which, under the applicable accounting guidance, could be substantial.

Depreciation

Depreciation expense for real estate assets is computed using a straight-line method based on a life of 40 years for buildings and improvements and five to ten years for equipment and fixtures. For the years ended December 31, 2018, 2017 and 2016 we recorded $41,792, $32,665 and $31,089 of depreciation expense, respectively. For the year ended December 31, 2018, we wrote-off fully depreciated fixed assets of $408.

h. Revenue and Expenses

Rental Income

We apply FASB ASC Topic 840, “Leases” with respect to our accounting for rental income.  We primarily lease apartments units under operating leases generally with terms of one year or less. Rental payments are generally due monthly and rental revenues are recognized on an accrual basis when earned.

Our portfolio of properties consists primarily of apartment communities geographically concentrated in the Southeastern United States. North Carolina, Tennessee, Georgia, Kentucky, South Carolina, Ohio, and Texas comprised 14.93%, 11.21%, 10.95%, 9.76%, 8.73%, 8.20%, and 7.87%, respectively, of our rental revenue for the year ended December 31, 2018. We have no single customer that accounts for 10% or more of revenue.

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

For the year ended December 31, 2018 and 2017, we recognized revenues of $195 and $110, respectively, related to recoveries of lost rental revenue due to natural disasters and other insurable events from our insurance providers.

Advertising Expenses

For the years ended December 31, 2018, 2017 and 2016, we incurred $2,172, $1,806, and $1,749 of advertising expenses, respectively.

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

As of December 31, 2018

(Dollars in thousands, except share and per share data)

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

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of December 31, 2018

(Dollars in thousands, except share and per share data)

	December 31, 2018		December 31, 2017
Financial Instrument	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Cash and cash equivalents	$9,316	$9,316	$9,985	$9,985
Restricted cash	6,729	6,729	4,634	4,634
Derivative assets	8,307	8,307	7,291	7,291

Liabilities
Debt:
Unsecured credit facility	153,983	155,743	101,629	104,005
Term loans	248,380	250,000	99,105	100,000
Mortgages	583,125	577,112	577,708	564,333

j. Deferred Financing Costs

Costs incurred in connection with debt financing are deferred and classified within indebtedness and charged to interest expense over the terms of the related debt agreements, under the effective interest method.

k. Income Taxes

We have elected to be taxed as a REIT beginning with the taxable year ended December 31, 2011. Accordingly, we recorded no income tax expense for the years ended December 31, 2018, 2017 and 2016.

To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our ordinary taxable income to stockholders. As a REIT, we generally are not subject to federal income tax on taxable income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income taxes on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders; however, we believe that we are organized and operate in such a manner as to qualify and maintain treatment as a REIT and intend to operate in such a manner so that we will remain qualified as a REIT for federal income tax purposes. For the year ended December 31, 2018, 37% of dividends were characterized as total capital gain distribution, 39% were characterized as ordinary income and 24% were characterized as return of capital.  For the year ended December 31, 2017, 53% of dividends were characterized as total capital gain distribution, 36% were characterized as ordinary income and 11% were characterized as return of capital. For the year ended December 31, 2016, 93% of dividends were characterized as ordinary income and 7% were characterized as return of capital.

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

As of December 31, 2018

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

In August 2016, the FASB issued an accounting standard classified under FASB ASC Topic 230, “Statement of Cash Flows”. This accounting standard provides guidance on eight specific cash flow issues: (i) debt prepayment or debt extinguishment costs; (ii) settlement of zero-coupon debt  instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; (iii) contingent consideration payments made after a business combination; (iv) proceeds from the settlement of insurance claims; (v) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; (vi) distributions received from equity method investees; (vii) beneficial interests in securitization transactions; and (viii) separately identifiable cash flows and application of the predominance principle. Subsequently, the FASB issued amendments to this accounting standard that required companies to include restricted cash and restricted cash equivalents with cash

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of December 31, 2018

(Dollars in thousands, except share and per share data)

and cash equivalents when reconciling the statement of cash flows. The amendments were effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. We adopted these standards as of January 1, 2018. The adoption of this accounting standard resulted in an increase (decrease) in net cash used in investing activities of $942, and ($105) for the years ended December 31, 2017, and 2016, respectively.

In January 2017, the FASB issued an accounting standard update under FASB ASC Topic 805, “Business Combinations” that changed the definition of a business to assist entities with evaluating whether a set of transferred assets is a business. As a result, the accounting for acquisitions of real estate could be impacted. The new definition will be applied prospectively to any transactions occurring within the period of adoption. We adopted this standard on January 1, 2018. Management expects that the updated standard will result in fewer acquisitions of real estate meeting the definition of a business and fewer acquisition-related costs being expensed in the period incurred, with these costs instead being capitalized as part of the acquired asset.

In February 2017, the FASB issued an accounting standard update under FASB ASC Topic 610 “Other Income.” The amendments in this update provided guidance for partial sales of nonfinancial assets, including partial sales of real estate. Historically, GAAP contained several different accounting models to evaluate whether the transfer of certain assets qualified for sale treatment. This new standard reduces the number of potential accounting models that might apply and clarified which model does apply in various circumstances. Partial sales of nonfinancial assets are common in the real estate industry and include transactions in which the seller retains an equity interest in the entity that owns the assets or has an equity interest in the buyer. This update was effective for interim and annual periods beginning after December 15, 2017. We adopted this standard as of January 1, 2018. While this is common in the real estate industry, we have never participated in a transaction of this nature, therefore, the adoption of this accounting standard did not have any impact on our consolidated financial statements.

In May 2017, the FASB issued an accounting standard update under FASB ASC Topic 718, “Compensation – Stock Compensation.” The amendments in this update provided guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. As a result, the accounting for share-based payment award transactions could be impacted. The updated standard was adopted by us on January 1, 2018. The new definition will be applied prospectively to an award modified on or after the adoption date. The adoption of this accounting standard did not have a material impact on our consolidated financial statements.

In August 2017, the FASB issued an accounting standard update under FASB ASC Topic 815, “Derivatives and Hedging.” The amendments in this update provided guidance about the application of the hedge accounting guidance in current GAAP based on the feedback received from preparers, auditors, and other stakeholders. As a result, the accounting for derivatives and hedging transactions could be impacted. The updated standard is effective for us on January 1, 2019 with early adoption permitted. We early adopted this update on October 1, 2017. The adoption of this update did not have a material impact on our consolidated financial statements. In accordance with this accounting standard update, upon adoption, we revised our approach to recognizing interest expense for our interest rate swap that was designated as an off-market cash flow hedge. Rather than record interest expense based on the hypothetical derivative method with differences from actual net settlements reflected as ineffectiveness, we will record actual net settlements to interest expense adjusted for the straight-line amortization of the inception clean value of the hedging instrument over the hedge term. The result will be that no ineffectiveness will be recorded in future periods related to our off-market interest rate swap. Since we entered into the off-market hedging relationship in 2017, no transition entry was necessary upon adoption.

Not Yet Adopted Within these Financial Statements

In February 2016, the FASB issued an accounting standard classified under FASB ASC Topic 842, “Leases”.  For lessees, this accounting standard amends lease accounting by requiring (1) the recognition of lease assets and lease liabilities for those leases classified as operating leases on the balance sheet and (2) additional disclosure about leasing arrangements. For lessors, the guidance under the new lease standard is substantially similar to legacy lease accounting standards.  This standard is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted.  In July 2018, the FASB issued an amendment to the new standard, which provides a package of practical expedients that (1) allows lessors to not separate lease and non-lease components in a contract and allocate the consideration in the contract to the separate components if both (i) the timing and pattern of revenue recognition for the non-lease component and the related lease component are the same and (ii) the combined single lease component would be classified as an operating lease and (2) provides a transition option that permits entities to not recast the comparative periods presented when transitioning to the standard. Management expects to adopt the new standard on January 1, 2019 using the modified retrospective approach and the package of practical expedients.  Therefore, a cumulative-effect

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of December 31, 2018

(Dollars in thousands, except share and per share data)

adjustment will be recorded on the effective date and all prior comparative periods will be presented in accordance with legacy lease accounting standards.  Management anticipates that our apartment leases, where we are lessor, will continue to be accounted for as operating leases under the new standard and, therefore, we do not expect significant changes in accounting for these leases.  For various corporate office leases, where we are lessee, we expect to record a $308 right of use asset and a lease liability on our consolidated balance sheets upon adoption.

In June 2018, the FASB issued an accounting standard classified under FASB ASC Topic 718, “Compensation – Stock Compensation.” The amendments in this update expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. As a result, the accounting for share-based payment award transactions could be impacted. This standard is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. Early application of the amendments in this standard is permitted.  Management does not expect this standard to have an impact on our consolidated financial statements as we have not issued share-based payments to non-employees since prior to our management internalization.

NOTE 3: Investments in Real Estate

As of December 31, 2018, our investments in real estate consisted of 58 apartment properties (unaudited). The table below summarizes our investments in real estate:

	2018	2017	Depreciable Lives (In years)
Land	$209,111	$193,026	-
Building	1,384,810	1,279,777	40
Furniture, fixtures and equipment	66,502	31,353	5-10
Total investment in real estate	$1,660,423	$1,504,156
Accumulated depreciation	(112,270)	(84,097)
Investments in real estate, net	$1,548,153	$1,420,059

As of December 31, 2018, we owned three properties that were classified as held for sale. The table below summarizes our held for sale properties. We did not have any properties classified as held for sale as of December 31, 2017.

Property Name	Market	Units (unaudited)	Net Carrying Value
Reserve at Eagle Ridge	Chicago, IL	370	$27,027
Carrington Park	Little Rock, AR	202	20,619
Stonebridge at the Ranch	Little Rock, AR	260	29,639
Total		832	$77,285

Acquisitions

The below table summarizes the acquisitions for the year ended December 31, 2018:

Property Name	Date of Purchase	Market	Units (unaudited)	Contract Price
Creekside Corners (1)	01/03/2018	Atlanta, GA	444	$43,901
Hartshire Lakes (1)	01/03/2018	Indianapolis, IN	272	27,597
The Chelsea	01/04/2018	Columbus, OH	312	36,750
Avalon Oaks	02/27/2018	Columbus, OH	235	23,000
Bridgeview	07/11/2018	Tampa-St. Petersburg, FL	348	43,000
Collier Park	07/26/2018	Columbus, OH	232	21,200
Waterford	10/11/2018	Atlanta, GA	260	30,500
Lucerne	11/07/2018	Tampa-St. Petersburg, FL	276	47,000
Total			2,379	$272,948
(1)

These properties were acquired as the last phase of our acquisition of a nine-community portfolio (the “HPI Portfolio”), totaling 2,352 units (unaudited), which we agreed to acquire on September 3, 2017 for a total purchase price of $228,144.

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of December 31, 2018

(Dollars in thousands, except share and per share data)

The following table summarizes the aggregate fair value of the assets and liabilities associated with the properties acquired during the year ended December 31, 2018, on the date of acquisition.

Description	Fair Value of Asset Acquired During the Year Ended December 31, 2018
Assets acquired:
Investments in real estate (a)	$270,223
Accounts receivable and other assets	980
Intangible assets	3,074
Total assets acquired	$274,277
Liabilities assumed:
Indebtedness	$54,756
Accounts payable and accrued expenses	1,338
Other liabilities	659
Total liabilities assumed	$56,753
Estimated fair value of net assets acquired	$217,524
(a)	Includes $599 of property related acquisition costs capitalized during the year ended December 31, 2018.

The below table summarizes the acquisitions for the year ended December 31, 2017:

Property Name	Date of Purchase	Market	Units (unaudited)	Contract Price
Lakes of Northdale	2/27/2017	Tampa, FL	216	$29,750
Haverford Place	5/24/2017	Lexington, KY	160	14,240
Village at Auburn (1)	6/30/2017	Durham, NC	328	42,950
Cherry Grove (2)	9/26/2017	North Myrtle Beach, SC	172	16,157
Riverchase (2)	9/26/2017	Indianapolis, IN	216	18,899
Kensington (2)	9/26/2017	Canal Winchester, OH	264	24,409
Schirm Farms (2)	9/26/2017	Canal Winchester, OH	264	23,749
Live Oak Trace (2)	10/25/2017	Baton Rouge, LA	264	28,501
Tides at Calabash (2)	11/14/2017	Wilmington, NC	168	14,269
Brunswick Point (2)	12/12/2017	Wilmington, NC	288	30,661
Total			2,340	$243,585
(1)

This property was acquired from a joint venture of which our former advisor was a controlling member.  See Note 8: Related Party Transactions and Arrangements.  In conjunction with this acquisition, we issued IROP units to third parties that were members of the joint venture that owned the property.  See Note 6: Stockholder Equity and Noncontrolling Interests.

(2)

These properties were acquired as a part of our acquisition of the HPI Portfolio, totaling 2,352 units (unaudited), which we agreed to acquire on September 3, 2017 for a total purchase price of $228,144. In connection with the acquisition of these properties, we incurred defeasance costs totaling $3,624, which are included in Acquisition related debt extinguishment expenses within the Consolidated Statements of Operations.

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of December 31, 2018

(Dollars in thousands, except share and per share data)

Dispositions

The below table summarizes the dispositions for the year ended December 31, 2018:

Property Name	Date of Sale	Sale Price	Gain (loss) on sale (1)
Aventine Greenville	12/20/2018	$52,500	$6,119
Arbors at the Reservoir	12/27/2018	24,800	4,445
Total		$77,300	$10,564
(1)	The gain (loss) for these properties is net of $911 of debt prepayment premium costs.

The below table summarizes the dispositions for the year ended December 31, 2017:

Property Name	Date of Sale	Sale Price	Gain (loss) on sale (1)
Copper Mill	5/5/2017	$32,000	$15,595
Heritage Trace	6/1/2017	11,600	(1,256)
Berkshire Square	6/9/2017	16,000	1,510
Crossings	11/28/2017	27,200	3,061
Total		$86,800	$18,910
(1)	The gain (loss) on sale for these properties is net of $4,251 of defeasance and debt prepayment premium costs.

The below table summarizes the dispositions for the year ended December 31, 2016:

Property Name	Date of Sale	Sale Price	Gain (loss) on sale
Cumberland Glen (1)	02/18/2016	$18,000	$2,452
Belle Creek	04/07/2016	23,000	14,191
Tresa	05/05/2016	47,000	15,142
Total		$88,000	$31,785
(1)	Gain (loss) on sale related to this property includes a defeasance premium of $1,343.

NOTE 4: Indebtedness

The following tables contains summary information concerning our indebtedness as of December 31, 2018:

Debt:	Outstanding Principal	Unamortized Discount and Debt Issuance Costs	Carrying Amount	Type	Weighted Average Rate	Weighted Average Maturity (in years)
Unsecured credit facility (1)	$155,743	$(1,760)	$153,983	Floating	3.9%	2.7
Unsecured term loans	250,000	(1,620)	248,380	Floating	4.0%	5.4
Mortgages	585,672	(2,547)	583,125	Fixed	3.8%	5.1
Total Debt	$991,415	$(5,927)	$985,488		3.9%	4.8

(1)	The unsecured credit facility total capacity is $300,000, of which $155,743 was outstanding as of December 31, 2018.

	Original maturities on or before December 31,
Debt:	2019	2020	2021	2022	2023	Thereafter
Unsecured credit facility	$-	$-	$105,743	$50,000	$-	$-
Unsecured term loans	$-	$-	$-	$-	$-	$250,000
Mortgages	$4,950	$8,135	$76,033	$70,700	$107,203	$318,651
Total	$4,950	$8,135	$181,776	$120,700	$107,203	$568,651

As of December 31, 2018 we were in compliance with all financial covenants contained in our indebtedness.

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of December 31, 2018

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

Credit Facility

On September 17, 2015, we entered into a credit agreement with KeyBank National Association (“KeyBank”) with respect to a $325,000 senior secured credit facility (the “Secured Credit Facility”). We incurred upfront costs of $4,722 associated with this facility that were capitalized as deferred financing costs.  The Secured Credit Facility consisted of a revolving line of credit in an amount of up to $125,000 and a term loan in an amount of no less than $200,000.

On December 21, 2016, we entered into an increase agreement with KeyBank which amended the terms of the previous Secured Credit Facility.  The amended agreement increased the revolving line of credit to $172,500, which reflected the conversion of a portion of the term loan line of credit, which had previously been repaid and was therefore unavailable for re-borrowing, into availability under the revolving line of credit.  The amended revised Secured Credit Facility had a total capacity was $312,500. The other features of the facility remained the same.

On May 1, 2017, we entered into a $300,000 unsecured credit facility (the “Unsecured Credit Facility), refinancing and terminating the previous Secured Credit Facility. The Unsecured Credit Facility is comprised of a $50,000 term loan and a revolving commitment of up to $250,000. Additionally, we have the right to increase the aggregate amount of the Unsecured Credit Facility to up to $500,000.  The maturity date on the new term loan is May 1, 2022.  The maturity date on borrowings outstanding under the revolving commitment is May 1, 2021, subject to our option to extend the revolving commitment for two additional 6-month periods under certain circumstances. We may prepay the Unsecured Credit Facility, in whole or in part, at any time without prepayment fee or penalty, subject to the payment of any breakage costs associated with LIBOR borrowings and certain other conditions as set forth in the loan agreement. At our option, borrowings under the Unsecured Credit Facility will bear interest at a rate equal to either (i) the 1-month LIBOR rate plus a margin of 130 to 220 basis points, or (ii) a base rate plus a margin of 30 to 120 basis points. The applicable margin is determined based upon our total consolidated leverage ratio. In addition, we pay a fee of either 15 basis points (if greater than or equal to 50% of the revolver is used) or 25 basis points (if less than 50% of the revolver is used) on the unused portion of the revolver. The Unsecured Credit Facility requires regular interest only payments.  We recognized the refinance as a partial extinguishment of our prior Secured Credit Facility and recognized a loss on extinguishment of debt of $572.

        In addition to certain negative covenants, our Unsecured Credit Facility with KeyBank has financial covenants that require us to (i) maintain a consolidated leverage ratio below thresholds described in the debt agreement, (ii) maintain a minimum consolidated fixed charge coverage ratio, (iii) maintain a minimum consolidated tangible net worth, and (iv) maintain a minimum liquidity amount. Additionally, the covenants (i) limit (a) the amount of distributions that IRT can make to a percentage of Funds from Operations (as such term is described in the debt agreement), (b) the amount of recourse indebtedness that may be incurred by us, and (c) the amount of unhedged variable rate indebtedness that may be incurred by us, and (ii) require us to maintain a pool of unencumbered properties with an occupancy level of not less than 85%.

In January 2019, we drew down $14,000 on the Unsecured Credit Facility.

Term Loans

On September 17, 2015, we entered into a credit agreement with KeyBank with respect to a $120,000 senior interim term loan facility (“Interim Facility”). We incurred upfront deferred costs of $2,092 associated with this Interim Facility.  On June 24, 2016, the Interim Facility was amended to replace the Interim Facility with a $40,000 senior secured term loan.  Upon entering into the senior secured term loan, we borrowed $40,000, using $416 to pay closing costs and $33,512 to repay the remaining balance under the

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of December 31, 2018

(Dollars in thousands, except share and per share data)

Interim Facility.  The maturity date of the senior secured term loan was September 17, 2018, subject to acceleration in the event of customary events of default.  The term loan required monthly interest only payments.  The senior secured term loan was repaid in October 2016.

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

On October 30, 2018, we entered into a five-year, $200,000 unsecured term loan agreement with KeyBank. The loan matures in January 2024 and bears interest at a spread over LIBOR, based on our overall leverage. At closing, the spread to LIBOR was 145 basis points. At closing, we drew $150,000 under the loan. The remaining $50,000 was drawn in February 2019. We applied proceeds of both draws to reduce outstanding borrowings under our Unsecured Credit Facility. We incurred upfront deferred costs of $821 associated with this facility.

Mortgages

On January 3, 2018, in connection with the acquisition of our Hartshire Lakes property, we assumed a $16,000 loan secured by a first mortgage on the property. The loan bears interest at a rate of 4.68% per annum, provides for monthly payments of interest only through January 2019, when principal and interest payments will be due monthly based on a 30-year amortization schedule. The loan matures January 2025. The loan was recorded at its fair value of $15,936 based on a discounted cash flows valuation technique. As this technique utilizes current credit spreads, which are generally unobservable, this is classified as a Level 3 fair value measurement within the fair value hierarchy.

On January 3, 2018, in connection with the acquisition of our Creekside Corners property, we assumed a $23,500 loan secured by a first mortgage on the property. The loan bears interest at a rate of 4.56% per annum, provides for monthly payments of interest only through January 2019, when principal and interest payments will be due monthly based on a 30-year amortization schedule. The loan matures January 2025. The loan was recorded at its fair value of $23,426 based on a discounted cash flows valuation technique. As this technique utilizes current credit spreads, which are generally unobservable, this is classified as a Level 3 fair value measurement within the fair value hierarchy.

On October 11, 2018, in connection with the acquisition of our Waterford Landing property, we assumed a $15,500 loan secured by a first mortgage on the property. The loan bears interest at a rate of 4.82% per annum, provides for monthly payments of interest only through January 2019, when principal and interest payments will be due monthly based on a 30-year amortization schedule. The loan matures January 2026. The loan was recorded at its fair value of $15,394 based on a discounted cash flows valuation technique. As this technique utilizes current credit spreads, which are generally unobservable, this is classified as a Level 3 fair value measurement within the fair value hierarchy.

During the year ended December 31, 2018, in connection with two property dispositions, we extinguished property mortgages and made partial paydowns totaling $46,772.

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

As of December 31, 2018

(Dollars in thousands, except share and per share data)

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

The following table summarizes the aggregate notional amount and estimated net fair value of our derivative instruments as of December 31, 2018 and 2017:

	December 31, 2018			December 31, 2017
	Notional	Fair Value of Assets	Fair Value of Liabilities	Notional	Fair Value of Assets	Fair Value of Liabilities
Cash flow hedges:
Interest rate swap	$150,000	$4,751	$—	$150,000	$4,700	$—
Interest rate collars	250,000	3,556	—	50,000	1,297	—
	400,000	8,307	—	200,000	5,997	—
Freestanding derivatives:
Interest rate collar	—	—	—	50,000	1,294	—
Total	$400,000	$8,307	$—	$250,000	$7,291	$—
Interest rate swap

On June 24, 2016, we entered into an interest rate swap contract with a notional value of $150,000, a strike rate of 1.145% and a maturity date of June 17, 2021.  We designated this interest rate swap as a cash flow hedge at inception and determined that the hedge is highly effective in offsetting interest rate fluctuations associated with the identified indebtedness. We did not recognize any ineffectiveness associated with this cash flow hedge through April 2017.  On April 17, 2017, in conjunction with the refinancing of our credit facility, we restructured our existing interest rate swap to remove the LIBOR floor.  This resulted in a decrease in the strike rate to 1.1325%.  The notional value and maturity date remained the same.  We designated the restructured interest rate swap as a cash flow hedge at inception and determined that the hedge is highly effective in offsetting interest rate fluctuations associated with the identified indebtedness. Upon our early adoption of accounting standard updates to ASC Topic 815, “Derivatives and Hedging,” ineffectiveness is no longer measured or reported.

Interest rate collar

On October 17, 2018, we purchased an interest rate collar with an initial notional value of $100,000, a 2.50% cap and 2.25% floor, and a maturity date of January 17, 2024. The notional value was adjusted to $150,000 in November 2018. We designated this interest rate collar as a cash flow hedge at inception and determined that the hedge is highly effective in offsetting interest rate fluctuations associated with the identified indebtedness.

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

As of December 31, 2018

(Dollars in thousands, except share and per share data)

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

Effective interest rate swaps and collars are reported in accumulated other comprehensive income and the fair value of these hedge agreements is included in other assets or other liabilities.

For interest rate swaps and collars that are considered effective hedges, we reclassified realized gains (losses) of $1,372, ($107) and ($492) to earnings within interest expense for the twelve months ended December 31, 2018, 2017 and 2016, respectively. For interest rate swaps that are considered effective hedges, we expect $2,004 to be reclassified out of accumulated other comprehensive income to earnings over the next 12 months.

NOTE 6: Stockholder Equity and Noncontrolling Interest

Stockholder Equity

On August 4, 2017, we entered into an At-the-Market Issuance Sales Agreement (the “ATM Sales Agreement”) with various sales agents. Pursuant to the ATM Sales Agreement, we may offer and sell shares of our common stock, $0.01 par value per share, having an aggregate offering price of up to $150,000, from time to time through the sales agents. The sales agents are entitled to compensation in an agreed amount not to exceed 2.0% of the gross sales price per share for any shares sold from time to time under the ATM Sales Agreement. We have no obligation to sell any of the shares under the ATM Sales Agreement and may at any time suspend solicitations and offers under the ATM Sales Agreement. During the year ended December 31, 2018, 2,196,164 shares were issued at an average price of $10.32 per share, resulting in $22,213 of net proceed, after deducting $453 of commissions. Pursuant to the Sales Agreement $115,241 remained available for issuance as of December 31, 2018.

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

Effective the first quarter of 2018, we transitioned to a quarterly distribution of cash dividends on our common stock. Prior to this, we paid monthly distributions of cash dividends on our common stock.

Our board of directors declared the following dividends in 2018:

Quarter	Declaration Date	Record Date	Payment Date	Dividend Declared Per Share
First quarter 2018	March 13, 2018	April 4, 2018	April 20, 2018	$0.18
Second quarter 2018	June 13, 2018	July 7, 2018	July 20, 2018	$0.18
Third quarter 2018	September 17, 2018	October 5, 2018	October 19, 2018	$0.18
Fourth quarter 2018	December 13, 2017	December 27, 2018	January 24, 2019	$0.18

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of December 31, 2018

(Dollars in thousands, except share and per share data)

Our board of directors declared the following dividends in 2017:

Month	Declaration Date	Record Date	Payment Date	Dividend Declared Per Share
January 2017	January 12, 2017	January 31, 2017	February 15, 2017	$0.06
February 2017	January 12, 2017	February 28, 2017	March 15, 2017	$0.06
March 2017	January 12, 2017	March 31, 2017	April 17, 2017	$0.06
April 2017	April 12, 2017	April 28, 2017	May 15, 2017	$0.06
May 2017	April 12, 2017	May 31, 2017	June 15, 2017	$0.06
June 2017	April 12, 2017	June 30, 2017	July 17, 2017	$0.06
July 2017	July 14, 2017	July 31, 2017	August 15, 2017	$0.06
August 2017	July 14, 2017	August 31, 2017	September 15, 2017	$0.06
September 2017	July 14, 2017	September 29, 2017	October 13, 2017	$0.06
October 2017	October 12, 2017	October 31, 2017	November 15, 2017	$0.06
November 2017	October 12, 2017	November 30, 2017	December 15, 2017	$0.06
December 2017	October 12, 2017	December 29, 2017	January 17, 2018	$0.06

Noncontrolling Interest

During 2018, holders of IROP units exchanged 2,130,244 units for 2,130,244 shares of our common stock.

During 2017, holders of IROP units exchanged 64,202 units for 64,202 shares of our common stock.

In June 2017, we issued 166,604 IROP units in connection with our acquisition of Village at Auburn (formerly known as South Terrace).  The IROP units were valued at $1,654 based on the price of our common stock. See Note 3: Investments in Real Estate for details on the property acquisition.

As of December 31, 2018, 881,107 IROP units held by unaffiliated third parties remain outstanding with a redemption value of $8,089, based on IRT’s stock price of $9.18 as of December 31, 2018.

Effective the first quarter of 2018, we transitioned to a quarterly distribution of cash dividends on our operating partnership’s LP units. Prior to this, we paid monthly distributions of cash dividends on our operating partnership’s LP units.

Our board of directors declared the following distributions on our operating partnership’s LP units during 2018:

Quarter	Declaration Date	Record Date	Payment Date	Dividend Declared Per Share
First quarter 2018	March 13, 2018	April 4, 2018	April 20, 2018	$0.18
Second quarter 2018	June 13, 2018	July 7, 2018	July 20, 2018	$0.18
Third quarter 2018	September 17, 2018	October 5, 2018	October 19, 2018	$0.18
Fourth quarter 2018	December 13, 2017	December 27, 2018	January 24, 2019	$0.18

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of December 31, 2018

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

NOTE 7: Equity Compensation Plans

Long Term Incentive Plan

In May 2016, our shareholders approved and our board of directors adopted an amended and restated Long Term Incentive Plan (the “Incentive Plan”), which provides for the grants of awards to our directors, officers and full-time employees, full-time employees of our former advisor and its affiliates, full-time employees of entities that provide services to our former advisor, directors of our former advisor or of entities that provide services to it, certain of our consultants and certain consultants to our former advisor and its affiliates or to entities that provide services to our former advisor. The Incentive Plan authorizes the grant of restricted or unrestricted shares of our common stock, performance share units (“PSUs”), non-qualified and incentive stock options, restricted stock units, stock appreciation rights (“SARs”), dividend equivalents and other stock- or cash-based awards. In conjunction with the amendment, the number of shares of common stock issuable under the Incentive Plan was increased to 4,300,000 shares and the term of the incentive plan was extended to May 12, 2026.

Under the incentive plan or predecessor incentive plans, we have granted restricted shares and stock appreciation rights (“SARs”), to employees and employees of our former advisor.  These awards generally vested over a three or four year period.  In addition, we have granted unrestricted shares to our directors.  These awards generally vested immediately.

For the years ended December 31, 2018, 2017 and 2016 we recognized $2,524, $1,968 and $1,222 of stock compensation expense, respectively.

A summary of the restricted common share awards activity of the incentive plan is presented below.

	2018		2017		2016
	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Balance, January 1,	295,847	$7.84	281,005	$6.99	117,000	$9.13
Granted	233,706	8.64	168,010	9.17	228,000	6.33
Vested	(175,555)	7.99	(142,748)	7.68	(60,661)	8.62
Forfeited	(50,179)	8.45	(10,420)	8.56	(3,334)	7.47
Balance, December 31,	303,819	$8.22	295,847	$7.84	281,005	$6.99

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of December 31, 2018

(Dollars in thousands, except share and per share data)

As of December 31, 2018, the unearned compensation cost relating to unvested restricted common share awards was $1,948. The estimated fair value of restricted common share awards vested during 2018, 2017, and 2016 was $1,539, $1,319, and $427, respectively.

A summary of the SARs activity of the incentive plan is presented below.

	2018		2017		2016
	SARs	Weighted Average Exercise Price	SARs	Weighted Average Exercise Price	SARs	Weighted Average Exercise Price
Outstanding, January 1,	250,000	$9.28	337,000	$9.15	351,000	$9.13
Granted	—	—	—	—	—	—
Expired	—	—	—	—	(2,000)	9.35
Exercised	(55,000)	9.02	(84,000)	8.78	(8,000)	8.20
Forfeited	—	—	(3,000)	9.35	(4,000)	9.35
Outstanding, December 31,	195,000	$9.35	250,000	$9.28	337,000	$9.15
SARs exercisable at December 31,	195,000		160,000		128,998

As of December 31, 2018, our closing common stock price was $9.18. The exercise price of all outstanding SARs was $9.35. Therefore, the total intrinsic value of SARs outstanding and exercisable at December 31, 2018 was $0. The weighted average contractual life of outstanding and exercisable SARs is 1.2 years. As of December 31, 2018, there was no unearned compensation cost relating to unvested SAR awards.

The following table summarizes the PSUs granted for the year ended December 31, 2018:

Grant Date	Type of PSUs Granted	Number of PSUs Granted	Performance Period Commencement Date	Performance Period End Date	Grant Date Fair Value	Number of PSUs Outstanding as of December 31, 2018
February 23, 2018	Relative 3-year TSR vs NAREIT Apartment Index	317,906	January 1, 2018	December 31, 2020	$4.19	317,906
February 23, 2018	Strategic Objectives	136,245	January 1, 2018	December 31, 2020	$8.67	136,245

Our assumptions used in computing the fair value of the PSUs at the dates of their respective awards, using the Monte Carlo method, were as follows:

	For the year ended December 31, 2018
Dividend yield	8.2%
Volatility	28.0%	(a)
Expected term	2.9 years
(a)	This represents the volatility assumption used for IRT. The volatility assumptions used for our peer group and the NAREIT Mortgage Index ranged from 19% to 41%.

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of December 31, 2018

(Dollars in thousands, except share and per share data)

The following table summarizes the PSUs granted for the year ended December 31, 2017:

Grant Date	Type of PSUs Granted	Number of PSUs Granted	Performance Period Commencement Date	Performance Period End Date	Grant Date Fair Value	Number of PSUs Outstanding as of December 31, 2018
February 28, 2017	Relative 3-year TSR vs NAREIT Apartment Index	135,881	January 1, 2017	December 31, 2019	4.83	135,881
February 28, 2017	Absolute 3-Year TSR	45,294	January 1, 2017	December 31, 2019	3.13	45,294
July 26, 2017	Strategic Objectives	45,294	January 1, 2017	December 31, 2019	9.87	45,294

Our assumptions used in computing the fair value of the PSUs at the dates of their respective awards, using the Monte Carlo method, were as follows:

	For the year ended December 31, 2017
Dividend yield	8.1%
Volatility	27.0%	(a)
Expected term	2.8 years
(a)	This represents the volatility assumption used for IRT. The volatility assumptions used for our peer group and the NAREIT Mortgage Index ranged from 19% to 28%.

The Company estimates future expenses associated with PSUs outstanding at December 31, 2018 to be $1,948, which will be recognized over a weighted-average period of 2.2 years.

On February 6, 2019, our compensation committee awarded 92,925 restricted stock awards, valued at $10.35 per share, or $962 in the aggregate to non-executive employees.  These restricted stock awards vest over a three-year period.

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

As of December 31, 2018

(Dollars in thousands, except share and per share data)

NOTE 9: Related Party Transactions and Arrangements

Fees and Expenses Paid to Our Former Advisor

For the years ended December 31, 2018, 2017 and 2016, our former advisor earned $0, $0, and $7,092 of asset management fees, respectively. These fees are included within general and administrative expenses in our consolidated statements of operations.

For the years ended December 31, 2018, 2017 and 2016, our former advisor earned $0, $0 and $350 of incentive fees, respectively. These fees are included within general and administrative expenses in our consolidated statements of operations.

For the years ended December 31, 2018, 2017 and 2016, we incurred costs of $0, $727 and $0, respectively, with respect to our shared services agreement with our former advisor, under which our former advisor provided us with certain back office support services. The term of the share services agreement was from December 21, 2016 to June 20, 2017, and the associated fees are included within general and administrative expenses in our consolidated statements of operations.

Property Management Fees Paid to Our Former Property Manager and Earned from RAIT

On December 20, 2016, in connection with our management internalization, we acquired property management agreements with respect to each of our properties from RAIT Residential, our former property manager, which is wholly owned by RAIT. Subsequent to this transaction, we earned $63, $257, and $0, respectively, of property management fees from RAIT for the years ended December 31, 2018, 2017, and 2016.

For the years ended December 31, 2018, 2017 and 2016, our former property manager earned $0, $0, and $4,769, respectively, of property management and leasing fees.

Dividends Paid to Affiliates of Our Former Advisor

On October 5, 2016, we repurchased and retired all 7,269,719 shares of our common stock owned by subsidiaries of RAIT.

Since October 5, 2016, RAIT has not owned any shares of our common stock.  For the years ended December 31, 2018, 2017 and 2016, we declared and subsequently paid dividends of $0, $0 and $3,926, respectively, related to shares of common stock owned by subsidiaries of RAIT.

RAIT Indebtedness

In the second quarter of 2016, we repaid $38,075 of mortgage indebtedness with proceeds from two property dispositions.  This indebtedness was held by RAIT. Total interest expense paid to RAIT for the years ended December 31, 2018, 2017 and 2016 was $0, $0 and $361, respectively.

Village at Auburn Acquisition

In June 2017, we acquired Village at Auburn, a 328-unit property in Durham, NC for $42,950 from a joint venture, of which a subsidiary of RAIT was a controlling member. For further information, see Note 3: Investment in Real Estate.

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of December 31, 2018

(Dollars in thousands, except share and per share data)

NOTE 10: Earnings (Loss) Per Share

The following table presents a reconciliation of basic and diluted earnings (loss) per share for the years ended December 31, 2018, 2017 and 2016:

	For the Years Ended December 31,
	2018	2017	2016
Net Income (loss)	$26,610	$31,441	$(9,555)
(Income) loss allocated to non-controlling interests	(322)	(1,235)	(246)
Net Income (loss) allocable to common shares	26,288	30,206	(9,801)
Weighted-average shares outstanding—Basic	87,086,585	73,338,219	52,182,427
Dilutive securities	290,406	261,650	—
Weighted-average shares outstanding—Diluted	87,376,991	73,599,869	52,182,427
Earnings (loss) per share—Basic	$0.30	$0.41	$(0.19)
Earnings (loss) per share—Diluted	$0.30	$0.41	$(0.19)

Certain IROP units and unvested shares totaling 881,107, 3,011,351, and 3,175,720 for the years ended December 31, 2018, 2017 and 2016, respectively, were excluded from the earnings (loss) per share computation because their effect would have been anti-dilutive.

NOTE 11: Quarterly Financial Data (Unaudited)

The following table summarizes our quarterly financial data which, in the opinion of management, reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of our results of operations:

	For the Three-Month Periods Ended
	March 31	June 30	September 30	December 31
2018
Total revenue	$45,755	$46,889	$48,779	$49,809
Net income (loss)	3,500	3,545	4,836	14,729
Net income (loss) allocable to common shares	3,412	3,509	4,787	14,580
Total earnings (loss) per share—Basic (1)	$0.04	$0.04	$0.05	$0.16
Total earnings (loss) per share—Diluted (1)	$0.04	$0.04	$0.05	$0.16
2017
Total revenue	$39,142	$39,561	$40,066	$42,447
Net income (loss)	4,245	19,521	1,156	6,519
Net income (loss) allocable to common shares	4,077	18,739	1,097	6,293
Total earnings (loss) per share—Basic (1)	$0.06	$0.27	$0.02	$0.08
Total earnings (loss) per share—Diluted (1)	$0.06	$0.27	$0.02	$0.08

(1)	The summation of quarterly per share amounts may not equal the full year amounts due to rounding.

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

As of December 31, 2018

(Dollars in thousands, except share and per share data)

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

Lease Obligations

We lease office space in Philadelphia, PA and Chicago, IL.  As of December 31, 2018, the annual minimum rent due pursuant to these leases for each of the next five years and thereafter is estimated to be $248, $495, $369, $375, $382, and $2,358 respectively

Independence Realty Trust

Schedule III - Real Estate and Accumulated Depreciation

As of December 31, 2018

(Dollars in thousands)

				Cost of		Gross Carrying		Accumulated	Encumbrances
Property		Initial Cost		Improvements,		Amount		Depreciation-	(Unpaid	Year of
Name	Location	Land	Building	Land	Building	Land	Building	Building	Principal)	Acquisition
Crestmont	Marietta, GA	$3,254	$13,017	$-	$4,714	$3,254	$17,731	$(4,361)	$(6,218)	2011
Runaway Bay	Indianapolis, IN	3,079	12,318	-	1,010	3,079	13,328	(2,293)	(9,206)	2012
Reserve at Eagle Ridge (a)	Waukegan, IL	5,800	22,743	-	1,346	5,800	24,089	(2,862)	(18,850)	2014
Windrush	Edmond, OK	1,677	7,464	-	649	1,677	8,113	(1,135)	-	2014
Heritage Park	Oklahoma, OK	4,234	12,232	-	2,111	4,234	14,343	(2,204)	-	2014
Raindance	Oklahoma, OK	3,503	10,051	-	1,746	3,503	11,797	(1,826)	-	2014
Augusta	Oklahoma, OK	1,296	9,930	-	953	1,296	10,883	(1,526)	-	2014
Invitational	Oklahoma, OK	1,924	16,852	-	1,161	1,924	18,013	(2,511)	-	2014
Kings Landing	Creve Coeur, MO	2,513	29,873	-	961	2,513	30,834	(3,797)	(20,619)	2014
Carrington (a)	Little Rock, AR	1,715	19,526	-	1,823	1,715	21,349	(2,445)	(14,235)	2014
Walnut Hill	Cordova, TN	2,230	25,251	-	1,285	2,230	26,536	(3,234)	(18,650)	2014
Lenox Place	Raleigh, NC	3,480	20,482	-	900	3,480	21,382	(2,544)	(15,991)	2014
Stonebridge Crossing	Memphis, TN	3,100	26,223	-	2,779	3,100	29,002	(3,454)	(19,370)	2014
Bennington Pond	Groveport, OH	2,400	14,828	-	1,044	2,400	15,872	(1,926)	(11,375)	2014
Prospect Park	Louisville, KY	2,837	11,193	-	540	2,837	11,733	(1,262)	(9,230)	2014
Brookside	Louisville, KY	3,947	16,502	-	887	3,947	17,389	(1,907)	(13,455)	2014
Jamestown	Louisville, KY	7,034	27,730	-	7,551	7,034	35,281	(3,960)	(22,880)	2014
Oxmoor	Louisville, KY	7,411	47,095	-	3,798	7,411	50,893	(5,370)	(35,815)	2014
Meadows	Louisville, KY	6,857	30,030	-	1,782	6,857	31,812	(3,513)	(24,245)	2014
Stonebridge at the Ranch (a)	Little Rock, AR	3,315	27,954	-	995	3,315	28,949	(2,625)	(20,527)	2014
Iron Rock Ranch	Austin, TX	5,860	28,911	-	1,163	5,860	30,074	(3,295)	(22,900)	2014
Bayview Club	Indianapolis, IN	2,525	22,506	-	1,372	2,525	23,878	(2,388)	-	2015
Arbors River Oaks	Memphis, TN	2,100	19,045	-	1,480	2,100	20,525	(1,896)	-	2015
Aston	Wake Forest, NC	3,450	34,333	-	424	3,450	34,757	(2,887)	(25,050)	2015
Avenues at Craig Ranch	McKinney, TX	5,500	42,054	-	566	5,500	42,620	(3,536)	(31,250)	2015
Bridge Pointe	Huntsville, AL	1,500	14,306	-	512	1,500	14,818	(1,293)	-	2015
Creekstone at RTP	Durham, NC	5,376	32,727	-	386	5,376	33,113	(2,766)	(22,136)	2015
Fountains Southend	Charlotte, NC	4,368	37,254	-	418	4,368	37,672	(3,089)	(22,975)	2015
Fox Trails	Plano, TX	5,700	21,944	-	1,452	5,700	23,396	(2,082)	-	2015
Lakeshore on the Hill	Chattanooga, TN	925	10,212	-	723	925	10,935	(968)	-	2015
Millenia 700	Orlando, FL	5,500	41,752	-	921	5,500	42,673	(3,552)	(28,746)	2015
Miller Creek at German Town	Memphis, TN	3,300	53,504	-	364	3,300	53,868	(4,442)	-	2015
Pointe at Canyon Ridge	Atlanta, GA	11,100	36,995	-	5,314	11,100	42,309	(3,883)	-	2015
St James at Goose Creek	Goose Creek, SC	3,780	27,695	-	609	3,780	28,304	(2,450)	-	2015
Talison Row at Daniel Island	Daniel Island, SC	5,480	41,409	-	441	5,480	41,850	(3,500)	(32,229)	2015
Trails at Signal Mountain	Chattanooga, TN	1,200	12,895	-	715	1,200	13,610	(1,215)	-	2015
Vue at Knoll Trail	Dallas, TX	3,100	6,077	-	259	3,100	6,336	(570)	-	2015
Waterstone at Brier Creek	Raleigh, NC	4,200	34,651	-	320	4,200	34,971	(2,899)	(16,040)	2015
Waterstone Big Creek	Alpharetta, GA	7,600	61,971	-	325	7,600	62,296	(5,114)	(49,680)	2015
Westmont Commons	Asheville, NC	2,750	25,225	-	531	2,750	25,756	(2,207)	-	2015
Lakes at Northdale	Tampa, FL	3,898	25,543	-	708	3,898	26,251	(1,270)	-	2017
Haverford Place	Lexington, KY	3,927	10,100	-	1,010	3,927	11,110	(539)	-	2017
South Terrace	Durham, NC	5,621	36,923	-	4,615	5,621	41,538	(1,759)	-	2017
Cherry Grove	North Myrtle Beach, SC	550	15,369	-	710	550	16,079	(553)	-	2017
Kensington Commons	Canal Winchester, OH	3,400	20,703	-	732	3,400	21,435	(699)	-	2017
Schirm Farms	Canal Winchester, OH	3,960	19,488	-	972	3,960	20,460	(660)	-	2017
Riverchase	Indianapolis, IN	1,460	17,250	-	393	1,460	17,643	(563)	-	2017
Live Oak Trace	Baton Rouge, LA	1,060	27,362	-	188	1,060	27,550	(813)	-	2017
Tides at Calabash	Wilmington, NC	1,880	12,214	-	265	1,880	12,479	(352)	-	2017
Brunswick Point	Wilmington, NC	2,150	28,214	-	795	2,150	29,009	(749)	(19,000)	2017
Creekside Corners	Lithonia, GA	6,140	37,282	-	2,305	6,140	39,587	(965)	(23,500)	2018
Hartshire Lakes	Bargersville, IN	3,070	24,206	-	308	3,070	24,514	(575)	(16,000)	2018
The Chelsea	Columbus, OH	2,739	33,694	-	170	2,739	33,864	(779)	-	2018
Avalon Oaks	Columbus, OH	4,189	18,297	-	857	4,189	19,154	(397)	-	2018
Bridgeview	Tampa, FL	10,671	31,949	-	134	10,671	32,083	(336)	-	2018
Collier Park	Grove City, OH	2,325	18,676	-	109	2,325	18,785	(197)	-	2018
Waterford Landing	McDonough, GA	2,867	27,467	-	57	2,867	27,524	(114)	(15,500)	2018
Lucerne	Brandon, FL	3,114	43,537	-	7	3,114	43,544	(95)	-	2018
Total Investment in Real Estate		$219,941	$1,455,034	$—	$70,665	$219,941	$1,525,699	$(120,202)	$(585,672)

(a)	This property was classified as held for sale as of December 31, 2018.

	For the year ended
Investments in Real Estate	December 31, 2018 (a)	December 31, 2017	December 31, 2016 (b)

Balance, beginning of period	$1,504,156	$1,319,350	$1,372,015
Additions during period:
Acquisitions	270,220	241,071	—
Improvements to land and building	41,587	14,368	10,664
Deductions during period:
Dispositions of real estate	(69,915)	(70,633)	(63,329)
Asset write-offs	(408)	—
Balance, end of period:	$1,745,640	$1,504,156	$1,319,350

	For the year ended
Accumulated Depreciation	December 31, 2018 (a)	December 31, 2017	December 31, 2016 (b)

Balance, beginning of period	$84,097	$60,719	$39,638
Depreciation expense	41,652	32,586	31,085
Dispositions of real estate	(5,139)	(9,208)	(10,004)
Asset write-off	(408)	—	—
Balance, end of period:	$120,202	$84,097	$60,719

(a)	Includes properties classified as held for sale as of December 31, 2018.
(b)	Includes properties classified as held for sale as of December 31, 2016.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 Framework). Based on this assessment, management believes that, as of December 31, 2018, our internal control over financial reporting is effective.

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

The information required by this item will be set forth in our definitive proxy statement with respect to our 2019 annual meeting of stockholders, and is incorporated herein by reference.

ITEM 11.	Executive Compensation

The information required by this item will be set forth in our definitive proxy statement with respect to our 2019 annual meeting of stockholders, and is incorporated herein by reference.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be set forth in our definitive proxy statement with respect to our 2019 annual meeting of stockholders, and is incorporated herein by reference.

ITEM 13.	Certain Relationships and Related Transactions and Director Independence

The information required by this item will be set forth in our definitive proxy statement with respect to our 2019 annual meeting of stockholders, and is incorporated herein by reference.

ITEM 14.	Principal Accountant Fees and Services

The information required by this item will be set forth in our definitive proxy statement with respect to our 2019 annual meeting of stockholders, and is incorporated herein by reference.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

The following documents are filed as part of this report:

1.	Consolidated Financial Statements

Index to Consolidated Financial Statements

Independence Realty Trust, Inc.

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets as of December 31, 2018 and 2017.

Consolidated Statements of Operations for the years ended December 31, 2018, 2017 and 2016.

Consolidated Statements of Changes in Equity for the years ended December 31, 2018, 2017 and 2016.

Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016.

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

EXHIBIT INDEX

3.1	Articles of Restatement of Independence Realty Trust, Inc., dated as of August 20, 2013, incorporated by reference to Exhibit 3.1 to IRT’s Current Report on Form 8-K filed on August 20, 2013.

3.2	Amended and Restated Bylaws of IRT adopted March 3, 2017, incorporated by reference to Exhibit 3.3 to IRT’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (the “2016 10-K”).

4.1

Exchange Rights Agreement dated as of August 28, 2014 among IRT, IROP and the limited partners named therein, incorporated by reference to Exhibit 4.6 to IRT’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014.

4.2

Exchange Rights Agreement dated as of December 30, 2014 among IRT, IROP and the limited partners named therein, incorporated by reference to Exhibit 4.1.9 to IRT’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (the “2014 10-K”).

4. 14.3	Fifth Amended and Restated Agreement of Limited Partnership of IROP, dated as of March 3, 2017, incorporated by reference to Exhibit 4.1.12 to the 2016 10-K.

4.4	Exchange Rights Agreement dated June 30, 2017, incorporated by reference to Exhibit 4.1.13 to IRT’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

10.1

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

10.2

Independence Realty Trust, Inc. Long Term Incentive Plan Form of Stock Appreciation Rights Award Certificate adopted January 31, 2014, incorporated by reference to Exhibit 10.1 to IRT’s Current Report on Form 8-K filed on February 6, 2014 (the “2/6/14 Form 8-K”).*

10.3	Independence Realty Trust, Inc. Long Term Incentive Plan Form of Restricted Stock Award Certificate adopted January 31, 2014, incorporated by reference to Exhibit 10.2 to the 2/6/14 Form 8-K.*

10.4	IRT 2016 Long Term Incentive Plan, as amended and restated as of May 12, 2016 incorporated by reference to Exhibit 10.1 to IRT’s Current Report on Form 8-K filed on May 17, 2016.*

10.5

Amendment No. 1 dated as of May 2, 2017 to the IRT Long Term Incentive Plan, incorporated by reference to Exhibit 10.9 to IRT’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (the “2017 Q1 10-Q”).*

10.6	Notice of Amendment of Outstanding Awards as of May 2, 2017, incorporated by reference to Exhibit 10.10 to the 2017 Q1 10-Q.

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
10.9

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

10.10	Employment Agreement, dated December 20, 2016, by and between IRT and Scott F. Schaeffer, incorporated by reference to Exhibit 10.4 to the 12/22/16 Form 8-K.*

10.11	Employment Agreement, dated December 20, 2016, by and between IRT and James J. Sebra, incorporated by reference to Exhibit 10.5 to the 12/22/16 Form 8-K. *

10.12	Employment Agreement, dated December 20, 2016, by and between IRT and Farrell M. Ender, incorporated by reference to Exhibit 10.6 to the 12/22/16 Form 8-K. *

10.13	Form of 2017 Cash Bonus Award Grant Agreement adopted as of February 28, 2017, incorporated by reference to Exhibit 10.3 to the 2017 Q1 10-Q. *

10.14	Form of 2017 Performance Share Unit Award Grant Agreement adopted as of February 28, 2017, incorporated by reference to Exhibit 10.4 to the 2017 Q1 10-Q. *

10.15	Form of Restricted Stock Award Certificate for Eligible Officers adopted as of February 28, 2017, incorporated by reference to Exhibit 10.5 to the 2017 Q1 10-Q.*

10.16	Form of Restricted Stock Award Certificate for Non-Eligible Officers of IRT adopted as of February 28, 2017, incorporated by reference to Exhibit 10.6 to the 2017 Q1 10-Q.*

10.17	Form of Restricted Stock Award Certificate for Non-Eligible Officers of RAIT Financial Trust adopted as of February 28, 2017, incorporated by reference to Exhibit 10.7 to the 2017 Q1 10-Q.*

10.18	HPI Purchase and Sale Agreement dated September 3, 2017, incorporated by reference to Exhibit 10.1 to IRT’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 (the “2017 Q3 10-Q”).

10.19	First Amendment to HPI Purchase and Sale Agreement dated September 25, 2017, incorporated by reference to Exhibit 10.2 to the 2017 Q3 10-Q.

10.20	Second Amendment to HPI Purchase and Sale Agreement dated October 24, 2017, incorporated by reference to Exhibit 10.3 to the 2017 Q3 10-Q.

10.21

Term Loan Agreement dated as of October 30, 2018 by and among IROP and the subsidiary borrowers named therein, collectively, as borrower, KeyBank National Association (“KeyBank”), as an initial lender thereunder together with the other lenders named therein, KeyBank, as administrative agent, Citibank, N.A. (“Citibank”), as syndication agent, Citibank and KeyBank Capital Markets (“KeyBank Markets”), as joint bookrunners and Citibank and KeyBank Markets, as joint lead arrangers, incorporated by reference to Exhibit 10.1 to IRT’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018.

10.22	Summary of Non-Employee Director Compensation, filed herewith.*

10.23	Form of Cash Bonus Award Grant Agreement under the Independence Realty Trust, Inc. 2016 Long Term Incentive Plan, filed herewith..*

10.24	Form of Performance Share Unit Award Grant Agreement under the Independence Realty Trust, Inc. 2016 Long Term Incentive Plan, filed herewith.*

10.25	Form of Restricted Stock Award Certificate for Eligible Officers under the Independence Realty Trust, Inc. 2016 Long Term Incentive Plan, filed herewith. *

21.1	Subsidiaries of IRT, filed herewith.

23.1	Consent of KPMG LLP, filed herewith.

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith.

EXHIBIT INDEX
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

99.1	Material U.S. Federal Income Tax Considerations filed herewith.

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

101

XBRL (eXtensible Business Reporting Language). The following materials, formatted in XBRL: (i) Consolidated Balance Sheets as of December 31, 2018 and December 31, 2017, (ii) Consolidated Statements of Operations for the years ended December 31, 2018, 2017 and 2016. (iii) Consolidated Statements of Equity for the years ended December 31, 2018, 2017 and 2016, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017, and 2016, and (v) notes to the consolidated financial statements as of December 31, 2018, filed herewith.

* Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.

ITEM 16.	Form 10-K Summary
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INDEPENDENCE REALTY TRUST, INC.
Date:	February 22, 2019	By:	/S/ SCOTT F. SCHAEFFER
Scott F. Schaeffer
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/S/ SCOTT F. SCHAEFFER	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 22, 2019
Scott F. Schaeffer

/S/ JAMES J. SEBRA	Chief Financial Officer and Treasurer (Principal Financial Officer)	February 22, 2019
James J. Sebra

/S/ JASON R. DELOZIER	Chief Accounting Officer	February 22, 2019
Jason R. Delozier	(Principal Accounting Officer)

/S/ WILLIAM C. DUNKELBERG	Director	February 22, 2019
William C. Dunkelberg
	Director	February 22, 2019
/s/ Richard Gebert
Richard D. Gebert
	Director	February 22, 2019
/S/ Mack D. Pridgen III
Mack D. Pridgen III
	Director	February 22, 2019
/S/ Richard H. Ross
Richard H. Ross
	Director	February 22, 2019
/S/ DEFOREST B. SOARIES, JR.
DeForest B. Soaries, Jr.

/S/ MELINDA McCLURE	Director	February 22, 2019
Melinda H. McClure