Form 10-Q
period 2019-03-31
INDEPENDENCE REALTY TRUST, INC.
filed 2019-05-03
CIK 1466085

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 001-36041

INDEPENDENCE REALTY TRUST, INC.

(Exact Name of Registrant as Specified in Its Charter)

Maryland	26-4567130
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1835 Market Street, Suite 2601 Philadelphia, PA	19103
(Address of Principal Executive Offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

As of April 30, 2019 there were 89,834,501 shares of the Registrant’s common stock issued and outstanding.

Securities registered pursuant to section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock	IRT	NYSE

INDEPENDENCE REALTY TRUST, INC.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

Independence Realty Trust, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited and dollars in thousands, except share and per share data)

	As of March 31, 2019	As of December 31, 2018
ASSETS:
Investments in real estate:
Investments in real estate, at cost	$1,669,875	$1,660,423
Accumulated depreciation	(124,107)	(112,270)
Investments in real estate, net	1,545,768	1,548,153
Real estate held for sale	77,430	77,285
Cash and cash equivalents	9,030	9,316
Restricted cash	7,122	6,729
Accounts receivable and other assets	10,984	8,802
Derivative assets	5,327	8,307
Intangible assets, net of accumulated amortization of $530 and $787, respectively	188	744
Total Assets	$1,655,849	$1,659,336
LIABILITIES AND EQUITY:
Indebtedness, net of unamortized deferred financing costs of $5,588 and $5,927, respectively	$990,920	$985,488
Accounts payable and accrued expenses	22,092	22,815
Accrued interest payable	681	719
Dividends payable	16,267	16,162
Derivative liabilities	1,460	-
Other liabilities	7,355	4,107
Total Liabilities	1,038,775	1,029,291
Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized, 0 and 0 shares issued and outstanding, respectively	-	-
Common stock, $0.01 par value; 300,000,000 shares authorized, 89,834,793 and 89,184,443 shares issued and outstanding, including 341,360 and 303,819 unvested restricted common share awards, respectively	898	892
Additional paid-in capital	747,731	742,429
Accumulated other comprehensive income (loss)	(2,308)	2,016
Retained earnings (accumulated deficit)	(136,120)	(122,342)
Total stockholders’ equity	610,201	622,995
Noncontrolling interests	6,873	7,050
Total Equity	617,074	630,045
Total Liabilities and Equity	$1,655,849	$1,659,336

The accompanying notes are an integral part of these condensed consolidated financial statements.

Independence Realty Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited and dollars in thousands, except share and per share data)

	For the Three Months Ended March 31,
	2019	2018
REVENUE:
Rental and other property revenue	$49,465	$45,616
Other revenue	75	139
Total revenue	49,540	45,755
EXPENSES:
Property operating expenses	19,886	18,418
Property management expenses	1,813	1,683
General and administrative expenses	3,107	2,734
Depreciation and amortization expense	12,447	11,224
Total expenses	37,253	34,059
Operating income	12,287	11,696
Interest expense	(9,721)	(8,340)
Other income	-	144
Net income:	2,566	3,500
Income allocated to noncontrolling interest	(26)	(88)
Net income allocable to common shares	$2,540	$3,412
Earnings per share:
Basic	$0.03	$0.04
Diluted	$0.03	$0.04
Weighted-average shares:
Basic	88,989,450	85,303,010
Diluted	89,516,224	85,535,089

The accompanying notes are an integral part of these condensed consolidated financial statements.

Independence Realty Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited and dollars in thousands)

	For the Three Months Ended March 31,
	2019	2018
Net income	$2,566	$3,500
Other comprehensive income (loss):
Change in fair value of interest rate hedges	(4,927)	3,355
Realized (gains) losses on interest rate hedges reclassified to earnings	559	(174)
Total other comprehensive income (loss)	(4,368)	3,181
Comprehensive income (loss) before allocation to noncontrolling interests	(1,802)	6,681
Allocation to noncontrolling interests	18	(5)
Comprehensive income (loss)	$(1,784)	$6,676

The accompanying notes are an integral part of these condensed consolidated financial statements.

Independence Realty Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Equity

(Unaudited and dollars in thousands, except share information)

	Common Shares	Par Value Common Shares	Additional Paid In Capital	Accumulated Other Comprehensive Income (loss)	Retained Earnings (Deficit)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance, January 1, 2019	89,184,443	$892	$742,429	$2,016	$(122,342)	$622,995	$7,050	$630,045
Net income	-	-	-	-	2,540	2,540	26	2,566
Other comprehensive income	-	-	-	(4,324)	-	(4,324)	(44)	(4,368)
Stock compensation expense	189,986	1	633	-	-	634	-	634
Issuance of common shares	510,000	5	5,304	-	-	5,309	-	5,309
Repurchase of shares related to equity award tax withholding	(49,636)	-	(635)	-	-	(635)	-	(635)
Common dividends declared ($0.18 per share)	-	-	-	-	(16,318)	(16,318)	-	(16,318)
Distribution to noncontrolling interest declared ($0.18 per unit)	-	-	-	-	-	-	(159)	(159)
Balance, March 31, 2019	89,834,793	$898	$747,731	$(2,308)	$(136,120)	$610,201	$6,873	$617,074

	Common Shares	Par Value Common Shares	Additional Paid In Capital	Accumulated Other Comprehensive Income	Retained Earnings (Deficit)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance, January 1, 2018	84,708,551	$846	$703,849	$4,626	$(85,221)	$624,100	$22,019	$646,119
Net income	-	-	-	-	3,412	3,412	88	3,500
Other comprehensive income	-	-	-	3,264	-	3,264	(83)	3,181
Stock compensation expense	194,622	1	469	-	-	470	-	470
Repurchase of shares related to equity award tax withholding	(41,912)	-	(345)	-	-	(345)	-	(345)
Conversion of noncontrolling interest to common shares	2,112,136	21	14,287	-	-	14,308	(14,308)	-
Common dividends declared ($0.18 per share)	-	-	-	-	(15,772)	(15,772)	-	(15,772)
Distribution to noncontrolling interest declared ($0.18 per unit)	-	-	-	-	-	-	(163)	(163)
Balance, March 31, 2018	86,973,397	$868	$718,260	$7,890	$(97,581)	$629,437	$7,553	$636,990

The accompanying notes are an integral part of these condensed consolidated financial statements

Independence Realty Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited and dollars in thousands)

	For the Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net income	$2,566	$3,500
Adjustments to reconcile net income to cash flow from operating activities:
Depreciation and amortization	12,447	11,224
Amortization of deferred financing costs	339	444
Stock compensation expense	622	470
Change in fair value of derivative instruments	76	(53)
Changes in assets and liabilities:
Accounts receivable and other assets	722	829
Accounts payable and accrued expenses	(2,607)	(633)
Accrued interest payable	(37)	124
Other liabilities	76	(67)
Net cash provided by (used in) operating activities	14,204	15,838
Cash flows from investing activities:
Acquisition of real estate properties	(520)	(89,297)
Disposition of real estate properties	1,081	-
Capital expenditures	(8,688)	(4,954)
Cash flow (used in) provided by investing activities	(8,127)	(94,251)
Cash flows from financing activities:
Proceeds from unsecured credit facility and term loans	64,000	90,000
Unsecured credit facility repayments	(58,000)	(4,000)
Mortgage principal repayments	(907)	(736)
Proceeds from issuance of common stock	5,309	-
Distributions on common stock	(16,208)	(5,245)
Distributions to noncontrolling interests	(164)	(181)
Cash flow provided by (used in) financing activities	(5,970)	79,838
Net change in cash and cash equivalents, and restricted cash	107	1,425
Cash and cash equivalents, and restricted cash, beginning of period	16,045	14,619
Cash and cash equivalents, and restricted cash, end of the period	$16,152	$16,044
Reconciliation of cash, cash equivalents, and restricted cash to the Consolidated Balance Sheet
Cash and cash equivalents	$9,030	$10,399
Restricted cash	7,122	5,645
Total cash, cash equivalents, and restricted cash, end of period	$16,152	$16,044

The accompanying notes are an integral part of these condensed consolidated financial statements.

Independence Realty Trust, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

As of March 31, 2019

(Unaudited and dollars in thousands, except share and per share data)

NOTE 1: Organization

Independence Realty Trust, Inc. (“IRT”), is a self-administered and self-managed Maryland real estate investment trust, or REIT, which was formed on March 26, 2009.  Our primary purposes are to acquire, own, operate, improve and manage multifamily apartment communities in non-gateway markets. As of March 31, 2019, we owned and operated 58 multifamily apartment properties, totaling 15,880 units across non-gateway U.S markets, including Atlanta, Louisville, Memphis, and Raleigh. We own substantially all of our assets and conduct our operations through Independence Realty Operating Partnership, LP, which we refer to as IROP, of which we are the sole general partner.

   As used herein, the terms “we,” “our” and “us” refer to Independence Realty Trust, Inc. and, as required by context, IROP and their subsidiaries.

NOTE 2: Summary of Significant Accounting Policies

a. Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared by management in accordance with generally accepted accounting principles in the United States, or GAAP. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations, although we believe that the included disclosures are adequate to make the information presented not misleading. The unaudited interim consolidated financial statements should be read in conjunction with our audited financial statements as of and for the year ended December 31, 2018 included in our 2018 Annual Report on Form 10-K. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our consolidated financial position and consolidated results of operations and cash flows are included. The results of operations for the interim periods presented are not necessarily indicative of the results for the full year.

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

e. Restricted Cash

Restricted cash includes escrows of our funds held by lenders to fund certain expenditures, such as real estate taxes and insurance, or to be released at our discretion upon the occurrence of certain pre-specified events.  As of March 31, 2019 and December 31, 2018, we had $7,122 and $6,729, respectively, of restricted cash.

f. Investments in Real Estate

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

Allocation of Purchase Price of Acquired Assets

The properties we acquire are generally accounted for as asset acquisitions. Under asset acquisition accounting, the costs to acquire real estate, including transaction costs related to the acquisition, are accumulated and then allocated to the individual assets and liabilities acquired based upon their relative fair value.  Transaction costs and fees incurred related to the financing of an acquisition are capitalized and amortized over the life of the related financing.

We estimate the fair value of acquired tangible assets (consisting of land, building and improvements), identified intangible assets (consisting of in-place leases), and assumed debt at the date of acquisition, based on the evaluation of information and estimates available at that date.

The aggregate value of in-place leases is determined by evaluating various factors, including the terms of the leases that are in place and assumed lease-up periods. The value assigned to in-place lease assets is amortized over the assumed lease up period, typically six months. During the three months ended March 31, 2019, we did not acquire any in-place leases as part of related property acquisitions. For the three months ended March 31, 2019 and 2018, we recorded $556 and $1,291, respectively, of amortization expense for intangible assets. For the three months ended March 31, 2019 and 2018, we wrote-off fully amortized intangible assets of $813 and $1,963, respectively. As of March 31, 2019, we expect to record additional amortization expense on current in-place intangible assets of $188 for the remainder of 2019.

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

Depreciation Expense

Depreciation expense for real estate assets is computed using a straight-line method based on a life of 40 years for buildings and improvements and five to ten years for equipment and fixtures. For the three months ended March 31, 2019 and 2018, we recorded $11,891 and $9,931 of depreciation expense, respectively.

g. Revenue and Expenses

Rental and other property revenue

We apply FASB ASC Topic 842, “Leases” with respect to our accounting for rental income.  We primarily lease apartments units under operating leases generally with terms of one year or less. Rental payments are generally due monthly and rental revenues are recognized on an accrual basis when earned.  We have elected to account for lease (i.e. fixed payments including base rent) and non-lease components (i.e. tenant reimbursements and other certain service fees) as a single combined operating lease component since (1) the timing and pattern of transfer of the lease and non-lease components is the same and (2) the lease component is the predominant element and (3) the combined single lease component would be classified as an operating lease.  As a result of this treatment, certain amounts classified within prior revenue captions tenant reimbursement income and other property income have been combined into rental and other property revenue in the consolidated statements of operations and prior period amounts have been adjusted to conform to current period presentation.

Effective January 1, 2019, we make ongoing estimates of the collectability of our base rents, tenant reimbursements, and other service fees included within rental and other property revenue.  If collectability is not probable, we adjust rental and other property income for the amount of uncollectible revenue.  For the three months ended March 31, 2019, we adjusted rental and other property income by $299 for uncollectible rental revenue.  Prior to January 1, 2019, we maintained an allowance for doubtful accounts based on an ongoing analysis of collectability and recorded changes in the allowance for doubtful accounts as bad debt expense within property operating expenses.  For the three months ended March 31, 2018, we recorded bad debt expense of $164 within property operating expenses in the consolidated statements of operations.

For the three months ended March 31, 2019 and 2018, we recognized revenues of $6 and $42, respectively, related to recoveries of lost rental revenue due to natural disasters and other insurable events from our insurance providers.

Advertising Expenses

For the three months ended March 31, 2019 and 2018, we incurred $548 and $533 of advertising expenses, respectively.

h. Derivative Instruments

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

FASB ASC Topic 825, “Financial Instruments” requires disclosure of the fair value of financial instruments for which it is practicable to estimate that value. Given that cash and cash equivalents and restricted cash are short term in nature with limited fair value volatility, the carrying amount is deemed to be a reasonable approximation of fair value and the fair value input is classified as a Level 1 fair value measurement. The fair value input for the derivatives is classified as a Level 2 fair value measurement within the fair value hierarchy. The fair value inputs for our unsecured credit facility and our former secured credit facility are classified as Level 2 fair value measurements within the fair value hierarchy. The fair value of mortgage indebtedness is based on a discounted cash flows valuation technique. As this technique utilizes current credit spreads, which are generally unobservable, this is classified as a Level 3 fair value measurement within the fair value hierarchy.  We determine appropriate credit spreads based on the type of debt and its maturity. There were no transfers between levels in the fair value hierarchy for the three months ended March 31, 2019. The following table summarizes the carrying amount and the fair value of our financial instruments as of the periods indicated:

	As of March 31, 2019		As of December 31, 2018
Financial Instrument	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Cash and cash equivalents	$9,030	$9,030	$9,316	$9,316
Restricted cash	7,122	7,122	6,729	6,729
Derivative assets	5,327	5,327	8,307	8,307

Liabilities
Debt:
Unsecured credit facility	110,145	111,743	153,983	155,743
Term Loan	298,451	300,000	248,380	250,000
Mortgages	582,324	583,741	583,125	577,112

j. Deferred Financing Costs

Costs incurred in connection with debt financing are deferred and classified within indebtedness and charged to interest expense over the terms of the related debt agreements, under the effective interest method.

k. Office Leases

We apply FASB ASC Topic 842, “Leases”, which requires a lessee to recognize a right-of-use asset and a lease liability on the balance sheet at the lease commencement date for all leases, except those leases with terms of less than a year.  We lease corporate office space under leases with terms of up to 10 years and that may include extension options, but that do not include any residual value guarantees or restrictive covenants. As of March 31, 2019, we have $3,172 of operating lease right-of-use assets and operating lease liabilities related to our corporate office leases. The operating lease right-of-use assets are presented within other assets and the operating lease liabilities are presented within other liabilities in our consolidated balance sheet. We recorded $112 of total operating lease expense during the three months ended March 31, 2019, which is recorded within property management expense and general and administrative expenses in our consolidated statements of operations.

l. Income Taxes

We have elected to be taxed as a REIT beginning with the taxable year ended December 31, 2011.  Accordingly, we recorded no income tax expense for the three months ended March 31, 2019 and 2018.

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

In February 2016, the FASB issued an accounting standard classified under FASB ASC Topic 842, “Leases”.  For lessees, this accounting standard amends lease accounting by requiring (1) the recognition of lease assets and lease liabilities for those leases classified as operating leases on the balance sheet and (2) additional disclosure about leasing arrangements. For lessors, the guidance under the new lease standard is substantially similar to legacy lease accounting standards.  This standard is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted.  In July 2018, the FASB issued an amendment to the new standard, which provides a package of practical expedients that (1) allows lessors to not separate lease and non-lease components in a contract and allocate the consideration in the contract to the separate components if both (i) the timing and pattern of revenue recognition for the non-lease component and the related lease component are the same and (ii) the combined single lease component would be classified as an operating lease and (2) provides a transition option that permits entities to not recast the comparative periods presented when transitioning to the standard. We adopted the new standard on January 1, 2019 using the modified retrospective approach and the package of practical expedients. We did not record a cumulative-effect adjustment on the effective date and all prior comparative periods are presented in accordance with legacy lease accounting standards.  Our apartment leases, where we are lessor, continued to be accounted for as operating leases under the new standard and, therefore, there were not significant changes in accounting for these leases.  For our various corporate office leases, where we are lessee, we recorded a $308 right of use asset and a lease liability on our consolidated balance sheets upon adoption.

In June 2018, the FASB issued an accounting standard classified under FASB ASC Topic 718, “Compensation – Stock Compensation.” The amendments in this update expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. As a result, the accounting for share-based payment award transactions could be impacted. This standard is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. Early application of the amendments in this standard is permitted. We adopted the new standard on January 1, 2019. As we have not issued share-based payments to non-employees since prior to our management internalization, the adoption of this standard has not had an effect on our consolidated financial statements.

NOTE 3: Investments in Real Estate

As of March 31, 2019, our investments in real estate consisted of 58 apartment properties with 15,880 units.  The table below summarizes our investments in real estate:

	As of March 31, 2019	As of December 31, 2018	Depreciable Lives (In years)
Land	$209,111	$209,111	—
Building	1,384,840	1,384,810	40
Furniture, fixtures and equipment	75,924	66,502	5-10
Total investment in real estate	$1,669,875	$1,660,423
Accumulated depreciation	(124,107)	(112,270)
Investments in real estate, net	$1,545,768	$1,548,153

As of March 31, 2019 and December 31, 2018, we owned three properties that were classified as held for sale. The table below summarizes our held for sale properties.

Property Name	Location	Units	Net Carrying Value
Reserve at Eagle Ridge	Chicago, IL	370	$27,093
Carrington Park	Little Rock, AR	202	20,655
Stonebridge at the Ranch	Little Rock, AR	260	29,682
Total		832	$77,430

Acquisitions

In April 2019, we acquired a 224-unit property located in Atlanta, GA for $28,000.

Dispositions

In April 2019, we disposed of a 370-unit property located in Chicago, IL for $42,000. This property was previously held for sale. We expect to record a gain of approximately $12,513.

NOTE 4: Indebtedness

The following tables contain summary information concerning our indebtedness as of March 31, 2019:

Debt:	Outstanding Principal	Unamortized Discount and Debt Issuance Costs	Carrying Amount	Type	Weighted Average Rate	Weighted Average Maturity (in years)
Unsecured credit facility (1)	$111,743	$(1,598)	$110,145	Floating	4.1%	2.5
Unsecured term loans	300,000	(1,549)	298,451	Floating	4.1%	5.1
Mortgages	584,765	(2,441)	582,324	Fixed	3.8%	4.9
Total Debt	$996,508	$(5,588)	$990,920		3.9%	4.7
(1)	The unsecured credit facility total capacity is $300,000, of which $111,743 was outstanding as of March 31, 2019.

	Original maturities on or before December 31,
Debt:	2019	2020	2021	2022	2023	Thereafter
Unsecured credit facility	$-	$-	$61,743	$50,000	$-	$-
Unsecured term loans	-	-	-	-	-	300,000
Mortgages	4,042	8,135	76,033	70,700	107,202	318,653
Total	$4,042	$8,135	$137,776	$120,700	$107,202	$618,653

As of March 31, 2019, we were in compliance with all financial covenants contained in documents governing our indebtedness.

The following table contains summary information concerning our indebtedness as of December 31, 2018:

Debt:	Outstanding Principal	Unamortized Discount and Debt Issuance Costs	Carrying Amount	Type	Weighted Average Rate	Weighted Average Maturity (in years)
Unsecured credit facility (1)	$155,743	$(1,760)	$153,983	Floating	3.9%	2.7
Unsecured term loans	250,000	(1,620)	248,380	Floating	4.0%	5.4
Mortgages	585,672	(2,547)	583,125	Fixed	3.8%	5.1
Total Debt	$991,415	$(5,927)	$985,488		3.9%	4.8

(1)	The unsecured credit facility total capacity was $300,000, of which $155,743 was outstanding as of December 31, 2018.

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

The following table summarizes the aggregate notional amount and estimated net fair value of our derivative instruments as of March 31, 2019 and December 31, 2018:

	As of March 31, 2019			As of December 31, 2018
	Notional	Fair Value of Assets	Fair Value of Liabilities	Notional	Fair Value of Assets	Fair Value of Liabilities
Cash flow hedges:
Interest rate swap	$150,000	$3,522	$—	$150,000	$4,751	$—
Interest rate collars	250,000	1,805	1,460	250,000	3,556	—
Total	$400,000	$5,327	$1,460	$400,000	$8,307	$—

Effective interest rate swaps and caps are reported in accumulated other comprehensive income, and the fair value of these hedge agreements is included in other assets or other liabilities.

For our interest rate swap and collars that are considered highly effective hedges, we reclassified realized gains of $559 to earnings within interest expense for the three months ended March 31, 2019, and we expect $1,363  to be reclassified out of accumulated other comprehensive income to earnings over the next 12 months.

NOTE 6: Stockholder Equity and Noncontrolling Interests

Stockholder Equity

On March 18, 2019, our board of directors declared a distribution of $0.18 per share, which was paid on April 25, 2019 to common shareholders of record as of March 29, 2019.

During the three months ended March 31, 2019, we also paid $209 of dividends on restricted common share awards that vested during the period.

On August 4, 2017, we entered into an At-the-Market Issuance Sales Agreement (the “ATM Sales Agreement”) with various sales agents. Pursuant to the ATM Sales Agreement, we may offer and sell shares of our common stock, $0.01 par value per share, having an aggregate offering price of up to $150,000, from time to time through the sales agents. The sales agents are entitled to compensation in an agreed amount not to exceed 2.0% of the gross sales price per share for any shares sold from time to time under the ATM Sales Agreement. We have no obligation to sell any of the shares under the ATM Sales Agreement and may at any time suspend solicitations and offers under the ATM Sales Agreement.  For the three months ended March 31, 2019, we sold 510,000 shares at a weighted average price per share of $10.61, resulting in $5,301 of net proceeds, after deducting $108 of commissions to the sales agents. As of March 31, 2019, $109,832 remained available for issuance under the ATM Sales Agreement.

Noncontrolling Interest

During the three months ended March 31, 2019, holders of IROP units did not exchange any units for shares of our common stock or cash.

As of March 31, 2019, 881,107 IROP units held by unaffiliated third parties were outstanding.

On March 18, 2019, our board of directors declared a distribution of $0.18 per unit, which was paid on April 25, 2019 to IROP LP unitholders of record as of March 29, 2019.

NOTE 7: Equity Compensation Plans

Long Term Incentive Plan

In May 2016, our shareholders approved and our board of directors adopted an amended and restated Long Term Incentive Plan (the “Incentive Plan”), which provides for the grants of awards to our employees, officers, directors, trustees, consultants or advisors (and those of our affiliates). The Incentive Plan authorizes the grant of restricted or unrestricted shares of our common stock, performance-based restricted share units (“PSUs”), non-qualified and incentive stock options, restricted stock units, stock appreciation rights (“SARs”), dividend equivalents and other stock- or cash-based awards. In conjunction with the amendment, the number of shares of common stock issuable under the Incentive Plan was increased to 4,300,000 shares and the term of the incentive plan was extended to May 12, 2026.

Under the Incentive Plan or predecessor incentive plans, we have granted restricted shares, and PSUs, to our employees and employees of our former advisor.  These awards generally vested over a three or four year period.  In addition, we have granted unrestricted shares to our non-employee directors.  These awards generally vested immediately.

On February 6, 2019, our compensation committee awarded, to our non-executive officer employees, 92,925 restricted stock awards, valued at $10.35 per share, or $962 in the aggregate.  These restricted stock awards vest over a three-year period. On March 7, 2019, our compensation committee awarded, to our named executive officers, 87,975 restricted stock awards and 263,929 PSUs. The restricted stock awards vest over a four-year period and were valued at $10.23 per share, or $900 in the aggregate. The number of PSUs earned will be based on attainment of certain performance criteria over a three-year period, the actual number of shares issuable ranging between 0 and 150% of the number of PSUs granted. The aggregate grant date fair value of the PSUs was $2,203.

NOTE 8: Earnings Per Share

The following table presents a reconciliation of basic and diluted earnings (loss) per share for the three months ended March 31, 2019 and 2018:

	For the Three Months Ended March 31,
	2019	2018
Net income	$2,566	$3,500
(Income) loss allocated to noncontrolling interests	(26)	(88)
Net income allocable to common shares	2,540	3,412
Weighted-average shares outstanding—Basic	88,989,450	85,303,010
Weighted-average shares outstanding—Diluted	89,516,224	85,535,089
Earnings per share—Basic	$0.03	$0.04
Earnings per share—Diluted	$0.03	$0.04

Certain IROP units and unvested shares were excluded from the earnings (loss) per share computation because their effect would have been anti-dilutive, totaling 904,567 and 992,680 for the three months ended March 31, 2019 and 2018, respectively.

NOTE 9: Other Disclosures

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

Loss Contingencies

We record an accrual for loss contingencies when a loss is probable and the amount of the loss can be reasonably estimated. Management reviews these accruals quarterly and makes revisions based on changes in facts and circumstances. When a loss contingency is not both probable and reasonably estimable, management does not accrue the loss. However, if the loss (or an additional loss in excess of an earlier accrual) is at least a reasonable possibility and material, then management discloses a reasonable estimate of the possible loss, or range of loss, if such reasonable estimate can be made. If we cannot make a reasonable estimate of the possible loss, or range of loss, then a statement to that effect is disclosed.

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

We claim the protection of the safe harbor for forward-looking statements provided in the Private Securities Litigation Reform Act of 1995. These statements may be made directly in this report and they may also be incorporated by reference in this report to other documents filed with the SEC, and include, without limitation, statements about future financial and operating results and performance, statements about our plans, objectives, expectations and intentions with respect to future operations, products and services, and other statements that are not historical facts. These forward-looking statements are based upon the current beliefs and expectations of our management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are difficult to predict and generally beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. Actual results may differ materially from the anticipated results discussed in these forward-looking statements.

The risk factors discussed and identified in Item 1A of our 2018 Annual Report on Form 10-K, and in other of our public filings with the SEC, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements. We caution you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. Except to the extent required by applicable law or regulation, we undertake no obligation to update these forward-looking statements to reflect events or circumstances after the date of this filing or to reflect the occurrence of unanticipated events.

Overview

Our Company

We are a self-administered and self-managed Maryland real estate investment trust (“REIT”), that acquires, owns, operates, improves and manages multifamily apartment communities across non-gateway U.S. markets.  As of March 31, 2019, we owned and operated 58 multifamily apartment properties that contain 15,880 units. Our properties are located in Georgia, North Carolina, Tennessee, Kentucky, Ohio, Oklahoma, Indiana, Texas, Florida, South Carolina, Arkansas, Illinois, Missouri, Louisiana, and Alabama. We do not have any foreign operations and our business is not seasonal. Our executive offices are located at 1835 Market Street, Suite 2601, Philadelphia, PA 19103 and our telephone number is (267) 270-4800. We have offices in Philadelphia, Pennsylvania and Chicago, Illinois.

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

Property Portfolio

As of March 31, 2019, we owned 58 multifamily apartment properties, totaling 15,880 units.  Below is a summary of our property portfolio by market.

(Dollars in thousands, except per unit data)	As of March 31, 2019				For the Three Months Ended March 31, 2019
Market	Number of Properties	Units	Gross Real Estate Assets	Period End Occupancy	Average Effective Monthly Rent per Unit	Net Operating Income (c)	% of NOI
Atlanta, GA	5	1,796	$221,931	95.7%	$1,136	$3,853	13.0%
Raleigh - Durham, NC	5	1,372	189,008	93.5%	1,140	3,542	12.0%
Louisville, KY	6	1,710	191,771	90.4%	977	2,906	9.8%
Memphis, TN	4	1,383	141,855	91.5%	1,083	2,792	9.4%
Columbus, OH	6	1,547	149,537	93.2%	974	2,459	8.3%
Oklahoma City, OK	5	1,658	76,205	95.7%	660	1,993	6.7%
Tampa-St. Petersburg, FL	3	840	120,349	94.2%	1,158	1,646	5.6%
Dallas, TX	3	734	86,830	97.7%	1,179	1,520	5.1%
Indianapolis, IN	4	916	89,875	94.5%	980	1,485	5.0%
Charleston, SC	2	518	79,536	96.3%	1,263	1,136	3.8%
Little Rock, AR (a)	2	462	55,407	94.8%	980	859	2.9%
Orlando, FL	1	297	48,287	96.0%	1,448	852	2.9%
Chicago, IL (b)	1	370	29,955	96.2%	1,059	685	2.3%
Charlotte, NC	1	208	42,090	92.8%	1,510	616	2.1%
Asheville, NC	1	252	28,543	98.0%	1,113	602	2.0%
Myrtle Beach, SC - Wilmington, NC	3	628	62,686	94.7%	968	566	1.9%
Austin, TX	1	300	35,976	95.3%	1,275	528	1.8%
St. Louis, MO	1	152	33,393	95.4%	1,435	469	1.6%
Chattanooga, TN	2	295	26,992	96.6%	968	432	1.5%
Huntsville, AL	1	178	16,375	97.8%	931	347	1.2%
Baton Rouge, LA	1	264	28,636	73.1%	945	320	1.1%
Total/Weighted Average	58	15,880	$1,755,237	93.9%	$1,042	$29,608	100.0%

(a)	Market includes two properties which have been classified as held for sale as of March 31, 2019.
(b)	Market includes one property which has been classified as held for sale as of March 31, 2019.
(c)	Excludes net operating income related to sold properties.

As of March 31, 2019, our same-store portfolio consisted of 50 multifamily apartment properties, totaling 13,697 units.  See “Non-GAAP Financial Measures – Same Store Portfolio Net Operating Income” below for our definition of same store and definitions and reconciliations related to our net operating income and net operating income margin.

Capital Recycling

Our capital recycling program consists of disposing of assets in smaller markets where we lack scale and/or markets where management believes that growth is slowing.

During the three months ended March 31, 2019, we did not sell or acquire any properties.

In April 2019, we acquired a 224-unit property located in Atlanta, GA for $28.0 million.

In April 2019, we disposed of a 370-unit property located in Chicago, IL for $42.0 million. We expect to record a gain of approximately $12.5 million on this disposition.  This property was held for sale as of March 31, 2019. Subsequent to this sale, we had two properties classified as held for sale, totaling 462 units and $50.3 million in gross real estate investments. We expect to sell these remaining two held for sale properties in the second quarter of 2019.

Value Add

Value add initiatives, comprised of renovations and upgrades at selected communities to drive increased rental rates, remain a core component of our growth strategy for 2019 and beyond. We have identified 4,297 units across 14 properties for renovations and upgrades as part of this initiative. As of March 31, 2019, we had completed renovations and upgrades at 1,590 of the 4,297 units. We expect to complete the remaining value add projects at the selected communities during 2019 and through the first half of 2020.

Results of Operations

Three Months Ended March 31, 2019 compared to the Three Months Ended March 31, 2018

	SAME STORE PROPERTIES				NON SAME STORE PROPERTIES				CONSOLIDATED
(Dollars in thousands)	Three Months Ended March 31,				Three Months Ended March 31,				Three Months Ended March 31,
	2019	2018	Increase (Decrease)	% Change	2019	2018	Increase (Decrease)	% Change	2019	2018	Increase (Decrease)	% Change
Property Data:
Number of properties	50	50			8	6	2	33.3%	58	56	2	3.6%
Number of units	13,697	13,697			2,183	1,583	600	37.9%	15,880	15,280	600	3.9%
Revenue:
Rental and other property revenue	$42,663	$41,172	$1,491	3.6%	$6,802	$4,444	$2,358	53.1%	$49,465	$45,616	$3,849	8.4%
Expenses:
Property operating expenses	16,886	16,641	245	1.5%	3,000	1,777	1,223	68.8%	19,886	18,418	1,468	8.0%
Net Operating Income	$25,777	$24,531	$1,246	5.1%	$3,802	$2,667	$1,135	42.6%	$29,579	$27,198	$2,381	8.8%

Other Revenue:
Other revenue									75	139	(64)	-46.0%
Total other revenue									75	139	(64)	-46.0%
Corporate and other expenses:
Property management expenses									1,813	1,683	130	7.7%
General and administrative expenses									3,107	2,734	373	13.6%
Depreciation and amortization expense									12,447	11,224	1,223	10.9%
Total corporate and other expenses									17,367	15,641	1,726	11.0%
Operating Income (loss)									12,287	11,696	591	5.1%
Interest expense									(9,721)	(8,340)	(1,381)	-16.6%
Hedge ineffectiveness									-	144	(144)	-100.0%
Net income (loss)									2,566	3,500	(934)	-26.7%
(Income) loss allocated to noncontrolling interests									(26)	(88)	62	70.5%
Net income (loss) available to common shares									$2,540	$3,412	$(872)	-25.6%

Revenue

Rental and other property revenue. Revenue from rental and other property revenue of the consolidated portfolio increased $3.9 million to $49.5 million for the three months ended March 31, 2019 from $45.6 million for the three months ended March 31, 2018. The increase was primarily attributable to a $1.5 million increase in same store rental and other property revenue driven by a 4.4% increase in average effective monthly rents compared to the prior year period and a $2.4 million increase in non same store rental and other property revenue. The non same store rental and other property revenue increase was due to the difference in the number of properties included in each period as a result of the timing of property sales and acquisitions.

Other revenue. Other revenue remained substantially consistent at $0.1 million for the three months ended March 31, 2019 and 2018.

Expenses

Property operating expenses. Property operating expenses increased $1.5 million to $19.9 million for the three months ended March 31, 2019 from $18.4 million for the three months ended March 31, 2018. The increase was primarily due to a $0.3 million increase in same store property operating expenses and a $1.2 million increase in non same store property operating expenses. The non same store property operating expense increase was due to the number of properties included in each period being different as a result of the timing of property sales and acquisitions.

Property management expenses. Property management expenses increased $0.1 million to $1.8 million for the three months ended March 31, 2019 from $1.7 million for the three months ended March 31, 2018.

General and administrative expenses. General and administrative expenses increased $0.4 million to $3.1 million for the three months ended March 31, 2019 from $2.7 million for the three months ended March 31, 2018. This increase was primarily due to a $0.2 million increase in share based compensation expense.

Depreciation and amortization expense. Depreciation and amortization expense increased $1.2 million to $12.4 million for the three months ended March 31, 2019 from $11.2 million for the three months ended March 31, 2018. The increase was primarily attributable to a $1.3 million increase in depreciation expense at our value add properties for the three months ended March 31, 2019 compared to the three months ended March 31, 2018.

Interest expense. Interest expense increased $1.4 million to $9.7 million for the three months ended March 31, 2019 from $8.3 million for the three months ended March 31, 2018. This is primarily due to a $121.7 million increase in the balance of our unsecured credit facility and term loans from March 31, 2018 to March 31, 2019, which related to property acquisitions and value add related capital expenditures.

Non-GAAP Financial Measures

Funds from Operations (FFO) and Core Funds from Operations (CFFO)

We believe that FFO and CFFO, each of which is a non-GAAP financial measure, are appropriate supplemental measures of the operating performance of a REIT and IRT in particular.

We calculate FFO in accordance with the standards established by the National Association of Real Estate Investment Trusts, or NAREIT, as net income or loss (computed in accordance with GAAP), excluding real estate-related depreciation and amortization expense, gains or losses on sales of real estate and the cumulative effect of changes in accounting principles. We calculate CFFO as FFO, adjusted for stock compensation expense, depreciation and amortization of items that are not added back in the computation of FFO, amortization of deferred financing costs, and other non-cash or non-operating gains or losses related to items such as defeasance costs that we incur when we sell a property subject to secured debt, asset sales, debt extinguishments, and acquisition-related debt extinguishment expenses.

Our calculations of FFO and CFFO may differ from the methodology for calculating FFO, CFFO and similar supplemental measures utilized by other REITs and, accordingly, may not be comparable to FFO, CFFO or similar measures as calculated by other REITs. Our management utilizes FFO and CFFO as measures of our operating performance, and we believe they are also useful to investors because they facilitate an understanding of our operating performance after adjustment for certain non-cash or non-operating items that are required by GAAP to be expensed and facilitate comparison of our current operating performance to prior reporting periods. Furthermore, although FFO, CFFO and other supplemental performance measures are defined in various ways throughout the REIT industry, we believe that FFO and CFFO provide investors with additional useful measures to compare our financial performance to the performance of certain other REITs. Neither FFO nor CFFO is equivalent to net income or cash generated from operating activities determined in accordance with GAAP. Furthermore, FFO and CFFO do not represent amounts available for management’s discretionary use because of needed capital replacement or expansion, debt service obligations or other commitments or uncertainties. Neither FFO nor CFFO should be considered as an alternative to net income as an indicator of our operating performance or as an alternative to cash flow from operating activities as a measure of our liquidity.

Set forth below is a reconciliation of net income (loss) to FFO and CFFO for the three months ended March 31, 2019 and 2018 (in thousands, except share and per share information):

	For the Three Months Ended March 31, 2019		For the Three Months Ended March 31, 2018
	Amount	Per Share (1)	Amount	Per Share (2)
Funds From Operations (FFO):
Net income (loss)	$2,566	$0.03	$3,500	$0.04
Adjustments:
Real estate depreciation and amortization	12,318	0.14	11,201	0.13
Funds From Operations (FFO)	$14,884	$0.17	$14,701	$0.17
Core Funds From Operations (CFFO):
Funds From Operations (FFO)	$14,884	$0.17	$14,701	$0.17
Adjustments:
Stock compensation expense	622	0.01	470	0.01
Amortization of deferred financing costs	339	-	444	0.01
Other depreciation and amortization	129	-	23	-
Other expense (income)	-	-	(52)	(0.01)
Core Funds From Operations (CFFO)	$15,974	$0.18	$15,586	$0.18

(1)	Based on 89,870,556 weighted-average shares and units outstanding for the three months ended March 31, 2019.
(2)	Based on 87,466,518 weighted-average shares and units outstanding for the three months ended March 31, 2018.

Same Store Portfolio Net Operating Income

We believe that Net Operating Income (“NOI”), a non-GAAP financial measure, is an additional useful supplemental measure of our operating performance. We define NOI as total property revenues less total property operating expenses, excluding interest expenses, depreciation and amortization, acquisition expenses, property management expenses, and general and administrative expenses. Other REITs may use different methodologies for calculating NOI, and accordingly, our NOI may not be comparable to other REITs. We believe that this measure provides an operating perspective not immediately apparent from operating income and net income as determined in accordance with GAAP. We use NOI to evaluate our performance on a same store and non-same store basis because NOI measures the core operations of property performance by excluding corporate level expenses, financing expenses, and other items not related to property operating performance and captures trends in rental housing and property operating expenses. However, NOI should only be used as an alternative supplemental measure of our financial performance.

We review our same store properties or portfolio at the beginning of each calendar year.  Properties are added into the same store portfolio if they were owned at the beginning of the previous year.  Properties that have been sold or are classified as held for sale are excluded from the same store portfolio.

Set forth below is a reconciliation of same store net operating income to net income (loss) available to common shares for the three months ended March 31, 2019 and 2018 (in thousands, except per unit data):

	Three Months Ended March 31, (a)
	2019	2018 (b)	% change
Revenue:
Rental and other property revenue	$42,663	$41,003	4.0%
Property Operating Expenses
Real estate taxes	5,669	5,176	9.5%
Property insurance	854	956	-10.7%
Personnel expenses	4,027	3,970	1.4%
Utilities	2,764	2,774	-0.4%
Repairs and maintenance	1,312	1,114	17.8%
Contract services	1,186	1,203	-1.4%
Advertising expenses	445	476	-6.5%
Other expenses	629	803	-21.7%
Total property operating expenses	16,886	16,472	2.5%
Net operating income	$25,777	$24,531	5.1%
NOI Margin	60.4%	59.8%	0.6%
Average Occupancy	92.5%	93.7%	-1.2%
Average effective monthly rent, per unit	$1,044	$1,000	4.4%
Reconciliation of Same-Store Net Operating Income to Net Income (Loss)
Same-store portfolio net operating income (a)	$25,777	$24,531
Non same-store net operating income	3,802	2,667
Other revenue	75	139
Property management expenses	(1,813)	(1,683)
General and administrative expenses	(3,107)	(2,734)
Depreciation and amortization	(12,447)	(11,224)
Interest expense	(9,721)	(8,340)
Other income (expense)	-	144
Net income (loss)	$2,566	$3,500

(a)	Same store portfolio for the three months ended March 31, 2019 and 2018 included 50 properties containing 13,697 units.
(b)

Effective January 1, 2019, in connection with the adoption of ASC 842 “Leases”, IRT began recording uncollectible rent revenue as an adjustment to rental and other property revenue whereas it was previously recorded within property operating expenses. The presentation in accordance with this ASC 842 is prospective for periods ending after January 1, 2019, not retrospective for all periods presented. For purposes of same store comparability only, IRT has adjusted the three months ended March 31, 2018 within the table above to be consistent with this presentation. The amount reclassified from property operating expenses to rental and other property revenue was $0.2 million for the three months ended March 31, 2018.

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

We intend to meet our liquidity requirements primarily through a combination of one or more of the following:

•	the use of our cash and cash equivalent of $9.0 million as of March 31, 2019;
•	existing and future unsecured financing, including advances under our unsecured credit facility, and financing secured directly or indirectly by the apartment properties in our portfolio;
•	cash generated from operating activities;
•	net cash proceeds from property sales, including sales undertaken as part of our capital recycling strategy and other sales; and
•	proceeds from the sales of our common stock and other equity securities, including common stock that may be sold under our at-the-market program.

Cash Flows

As of March 31, 2019 and 2018, we maintained cash and cash equivalents, and restricted cash of approximately $16.2 million and $16.0 million, respectively. Our cash and cash equivalents were generated from the following activities (dollars in thousands):

	For the Three Months Ended March 31,
	2019	2018
Cash flow from operating activities	$14,204	$15,838
Cash flow from investing activities	(8,127)	(94,251)
Cash flow from financing activities	(5,970)	79,838
Net change in cash and cash equivalents, and restricted cash	107	1,425
Cash and cash equivalents, and restricted cash, beginning of period	16,045	14,619
Cash and cash equivalents, and restricted cash, end of the period	$16,152	$16,044

Our cash inflow from operating activities during the three months ended March 31, 2019 and 2018 were primarily driven by ongoing operations of our properties.

Our cash outflow from investing activities during the three months ended March 31, 2019 was primarily due to our capital expenditures. Our cash outflow from investing activities during the three months ended March 31, 2018 was primarily due to four property acquisitions.

Our cash inflow from financing activities during the three months ended March 31, 2019 was primarily due to draws on our unsecured credit facility, partially offset by the distribution of dividends of our common stock. Our cash inflow from financing activities during three months ended March 31, 2018 was primarily due to draws on our unsecured credit facility related to the acquisitions of four properties.

As a REIT, we evaluate our dividend coverage based on our cash flow from operating activities, excluding changes in other assets and liabilities.  During the three months ended March 31, 2019, we paid distributions to our common stockholders and noncontrolling interests of $16.4 million and generated cash flow from operating activities excluding changes in other assets and liabilities of $16.1 million.

Contractual Commitments

Our Annual Report on Form 10-K for the year ended December 31, 2018 filed on February 22, 2019, includes a table of contractual commitments. There were no material changes to these commitments since the filing of our Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements during the three months ended March 31, 2019 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our interests.

Critical Accounting Estimates and Policies

Our 2018 Annual Report on Form 10-K contains a discussion of our critical accounting policies. Effective January 1, 2019, we adopted several new accounting pronouncements and revised our accounting policies as described in Note 2 to the Consolidated Financial Statements included in Part I, Item 1 of this report. Management discusses our critical accounting policies and management’s judgments and estimates with the audit committee of our board of directors.

Item 3.	Qualitative and Quantitative Disclosure About Market Risk.

Our 2018 Annual Report on Form 10-K contains a discussion of qualitative and quantitative market risks. There have been no material changes in quantitative and qualitative market risks during the three months ended March 31, 2019 from the disclosures included in our 2018 Annual Report on Form 10-K.

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

Effective as of March 31, 2019, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation referred to above during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have not been any material changes from the risk factors previously disclosed in Item 1A—“Risk Factors” in our 2018 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2019, we withheld shares of common stock to satisfy employee tax withholding obligations payable upon the vesting of restricted common stock awards, as follows:

Period	Total Number of Shares Purchased		Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
01/01/2019 to 01/31/2019	-		$-		-	-
02/01/2019 to 02/28/2019	49,636	(1)	$10.44	(1)	49,636	-
03/01/2019 to 03/31/2019	-		$-		-	-
Total	49,636		$10.44		49,636	-

(1)	The price reported is the price paid per share using our closing price on the NYSE on the vesting date of the relevant award.
Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

10.1	Summary of Non-Employee Director Compensation, filed herewith.*

10.2

Form of Cash Bonus Award Grant Agreement Under the Independence Realty Trust, Inc. 2016 Long Term Incentive Plan, incorporated by reference to Exhibit 10.23 to the Annual Report on Form 10-K filed on February 22, 2019.*

10.3

Form of Performance Share Unit Award Grant Agreement Under the Independence Realty Trust, Inc. 2016 Long Term Incentive Plan, incorporated by reference to Exhibit 10.24 to the Annual Report on Form 10-K filed on February 22, 2019.*

10.4

Form of Restricted Stock Award Certificate for Eligible Officers under the Independence Realty Trust, Inc. 2016 Long Term Incentive Plan, incorporated by reference to Exhibit 10.25 to the Annual Report on Form 10-K filed on February 22, 2019.*

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

101

XBRL (eXtensible Business Reporting Language). The following materials, formatted in XBRL: (i) Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018, (ii) Consolidated Statements of Operations for the three months ended March 31, 2019 and 2018, (iii) Consolidated Statement of Comprehensive Income (Loss) for the three months ended March 31, 2019 and 2018, (iv) Consolidated Statements of Changes in Equity for the three months ended March 31, 2019, (v) Consolidated Statements of Cash Flows for the three months March 31, 2019 and 2018 and (vi) notes to the consolidated financial statements as of March 31, 2019.

* Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Independence Realty Trust, Inc.

Date: May 3, 2019	By:	/s/ Scott f. Schaeffer
Scott F. Schaeffer
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: May 3, 2019	By:	/s/ James J. Sebra
James J. Sebra
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: May 3, 2019	By:	/s/ Jason R. Delozier
Jason R. Delozier
Chief Accounting Officer
(Principal Accounting Officer)