Form 10-Q
period 2019-06-30
INDEPENDENCE REALTY TRUST, INC.
filed 2019-08-01
CIK 1466085

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of July 29, 2019 there were 90,190,145 shares of the Registrant’s common stock issued and outstanding.

INDEPENDENCE REALTY TRUST, INC.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

Independence Realty Trust, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited and dollars in thousands, except share and per share data)

	As of June 30, 2019	As of December 31, 2018
ASSETS:
Investments in real estate:
Investments in real estate, at cost	$1,704,769	$1,660,423
Accumulated depreciation	(136,488)	(112,270)
Investments in real estate, net	1,568,281	1,548,153
Real estate held for sale	50,494	77,285
Cash and cash equivalents	11,060	9,316
Restricted cash	7,780	6,729
Other assets	16,364	8,802
Derivative assets	1,558	8,307
Intangible assets, net of accumulated amortization of $105 and $787, respectively	210	744
Total Assets	$1,655,747	$1,659,336
LIABILITIES AND EQUITY:
Indebtedness, net of unamortized deferred financing costs of $6,139 and $5,927, respectively	$989,499	$985,488
Accounts payable and accrued expenses	26,374	22,815
Accrued interest payable	691	719
Dividends payable	16,285	16,162
Derivative liabilities	7,394	-
Other liabilities	7,595	4,107
Total Liabilities	1,047,838	1,029,291
Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized, 0 and 0 shares issued and outstanding, respectively	-	-
Common stock, $0.01 par value; 300,000,000 shares authorized, 89,932,418 and 89,184,443 shares issued and outstanding, including 339,525 and 303,819 unvested restricted common share awards, respectively	899	892
Additional paid-in capital	749,552	742,429
Accumulated other comprehensive income (loss)	(11,769)	2,016
Retained earnings (accumulated deficit)	(137,539)	(122,342)
Total stockholders’ equity	601,143	622,995
Noncontrolling interests	6,766	7,050
Total Equity	607,909	630,045
Total Liabilities and Equity	$1,655,747	$1,659,336

The accompanying notes are an integral part of these condensed consolidated financial statements.

Independence Realty Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited and dollars in thousands, except share and per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
REVENUE:
Rental and other property revenue	$50,848	$46,734	$100,313	$92,350
Other revenue	108	155	183	294
Total revenue	50,956	46,889	100,496	92,644
EXPENSES:
Property operating expenses	20,072	18,703	39,958	37,121
Property management expenses	2,062	1,592	3,875	3,275
General and administrative expenses	3,538	2,872	6,645	5,606
Depreciation and amortization expense	12,721	11,583	25,168	22,807
Total expenses	38,393	34,750	75,646	68,809
Interest expense	(9,849)	(8,594)	(19,570)	(16,934)
Other income	—	—	—	144
Gain (loss) on sale of assets	12,142	—	12,142	—
Net income:	14,856	3,545	17,422	7,045
Income allocated to noncontrolling interest	(147)	(36)	(173)	(124)
Net income allocable to common shares	$14,709	$3,509	$17,249	$6,921
Earnings per share:
Basic	$0.16	$0.04	$0.19	$0.08
Diluted	$0.16	$0.04	$0.19	$0.08
Weighted-average shares:
Basic	89,513,105	86,644,716	89,252,724	85,978,431
Diluted	90,019,909	86,908,978	89,902,637	86,208,502

The accompanying notes are an integral part of these condensed consolidated financial statements.

Independence Realty Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited and dollars in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$14,856	$3,545	$17,422	$7,045
Other comprehensive income (loss):
Change in fair value of interest rate hedges	(10,023)	1,532	(14,950)	4,887
Realized (gains) losses on interest rate hedges reclassified to earnings	467	(306)	1,026	(480)
Total other comprehensive income (loss)	(9,556)	1,226	(13,924)	4,407
Comprehensive income (loss) before allocation to noncontrolling interests	5,300	4,771	3,498	11,452
Allocation to noncontrolling interests	(52)	(49)	(34)	(54)
Comprehensive income (loss)	$5,248	$4,722	$3,464	$11,398

The accompanying notes are an integral part of these condensed consolidated financial statements.

Independence Realty Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Equity

(Unaudited and dollars in thousands, except share information)

	Common Shares	Par Value Common Shares	Additional Paid In Capital	Accumulated Other Comprehensive Income (loss)	Retained Earnings (Deficit)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2018	89,184,443	$892	$742,429	$2,016	$(122,342)	$622,995	$7,050	$630,045
Net income	-	-	-	-	2,540	2,540	26	2,566
Other comprehensive income	-	-	-	(4,324)	-	(4,324)	(44)	(4,368)
Stock compensation expense	189,986	1	633	-	-	634	-	634
Issuance of common shares	510,000	5	5,304	-	-	5,309	-	5,309
Repurchase of shares related to equity award tax withholding	(49,636)	-	(635)	-	-	(635)	-	(635)
Common dividends declared ($0.18 per share)	-	-	-	-	(16,318)	(16,318)	-	(16,318)
Distribution to noncontrolling interest declared ($0.18 per unit)	-	-	-	-	-	-	(159)	(159)
Balance, March 31, 2019	89,834,793	$898	$747,731	$(2,308)	$(136,120)	$610,201	$6,873	$617,074
Net income	-	-	-	-	14,709	14,709	147	14,856
Other comprehensive income	-	-	-	(9,461)	-	(9,461)	(95)	(9,556)
Stock compensation expense	32,155	-	1,099	-	-	1,099	-	1,099
Issuance of common shares	65,704	1	722	-	-	723	-	723
Repurchase of shares related to equity award tax withholding	(234)	-	-	-	-	-	-	-
Common dividends declared ($0.18 per share)	-	-	-	-	(16,128)	(16,128)	-	(16,128)
Distribution to noncontrolling interest declared ($0.18 per unit)	-	-	-	-	-	-	(159)	(159)
Balance, June 30, 2019	89,932,418	$899	$749,552	$(11,769)	$(137,539)	$601,143	$6,766	$607,909

The accompanying notes are an integral part of these condensed consolidated financial statements.

Independence Realty Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Equity

(Unaudited and dollars in thousands, except share information)

	Common Shares	Par Value Common Shares	Additional Paid In Capital	Accumulated Other Comprehensive Income	Retained Earnings (Deficit)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2017	84,708,551	$846	$703,849	$4,626	$(85,221)	$624,100	$22,019	$646,119
Net income	-	-	-	-	3,412	3,412	88	3,500
Other comprehensive income	-	-	-	3,264	-	3,264	(83)	3,181
Stock compensation expense	194,622	1	469	-	-	470	-	470
Repurchase of shares related to equity award tax withholding	(41,912)	-	(345)	-	-	(345)	-	(345)
Conversion of noncontrolling interest to common shares	2,112,136	21	14,287	-	-	14,308	(14,308)	-
Common dividends declared ($0.18 per share)	-	-	-	-	(15,772)	(15,772)	-	(15,772)
Distribution to noncontrolling interest declared ($0.18 per unit)	-	-	-	-	-	-	(163)	(163)
Balance, March 31, 2018	86,973,397	$868	$718,260	$7,890	$(97,581)	$629,437	$7,553	$636,990
Net income (loss)	-	-	-	-	3,509	3,509	36	3,545
Other comprehensive income	-	-	-	1,213	-	1,213	13	1,226
Stock compensation expense	5,868	1	933	-	-	934	-	934
Issuance of common shares	61,656	1	455	-	-	456	-	456
Repurchase of shares related to equity award tax withholding	3,200	-	8	-	-	8	-	8
Conversion of noncontrolling interest to common shares	-	-	-	-	-	-	-	-
Common dividends declared ($0.18 per share)	-	-	-	-	(15,690)	(15,690)	-	(15,690)
Distribution to noncontrolling interest declared ($0.18 per unit)	-	-	-	-	-	-	(162)	(162)
Balance, June 30, 2018	87,044,121	$870	$719,656	$9,103	$(109,762)	$619,867	$7,440	$627,307

The accompanying notes are an integral part of these condensed consolidated financial statements.

Independence Realty Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited and dollars in thousands)

	For the Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net income	$17,422	$7,045
Adjustments to reconcile net income to cash flow from operating activities:
Depreciation and amortization	25,168	22,807
Amortization of deferred financing costs	701	769
Stock compensation expense	1,708	1,404
Gain on sale of assets	(12,142)	-
Amortization related to derivative instruments	231	(57)
Changes in assets and liabilities:
Other assets	369	(510)
Accounts payable and accrued expenses	2,445	4,192
Accrued interest payable	(27)	174
Other liabilities	225	(127)
Net cash provided by (used in) operating activities	36,100	35,697
Cash flows from investing activities:
Acquisition of real estate properties	(28,981)	(89,547)
Disposition of real estate properties	20,761	-
Capital expenditures	(19,932)	(15,256)
Cash flow (used in) provided by investing activities	(28,152)	(104,803)
Cash flows from financing activities:
Proceeds from unsecured credit facility and term loans	104,060	99,000
Unsecured credit facility repayments	(79,000)	(4,000)
Mortgage principal repayments	(1,987)	(1,566)
Payments for deferred financing costs	(984)	(9)
Proceeds from issuance of common stock	6,032	456
Distributions on common stock	(32,316)	(20,838)
Distributions to noncontrolling interests	(323)	(272)
Repurchase of shares related to equity award tax withholding	(635)	(337)
Cash flow (used in) provided by financing activities	(5,153)	72,434
Net change in cash and cash equivalents, and restricted cash	2,795	3,328
Cash and cash equivalents, and restricted cash, beginning of period	16,045	14,619
Cash and cash equivalents, and restricted cash, end of the period	$18,840	$17,947
Reconciliation of cash, cash equivalents, and restricted cash to the Consolidated Balance Sheet
Cash and cash equivalents	$11,060	$10,896
Restricted cash	7,780	7,051
Total cash, cash equivalents, and restricted cash, end of period	$18,840	$17,947

The accompanying notes are an integral part of these condensed consolidated financial statements.

Independence Realty Trust, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

As of June 30, 2019

(Unaudited and dollars in thousands, except share and per share data)

NOTE 1: Organization

Independence Realty Trust, Inc. (“IRT”), is a self-administered and self-managed Maryland real estate investment trust, or REIT, which was formed on March 26, 2009.  Our primary purposes are to acquire, own, operate, improve and manage multifamily apartment communities in non-gateway markets. As of June 30, 2019, we owned and operated 58 multifamily apartment properties, totaling 15,734 units across non-gateway U.S markets, including Atlanta, Louisville, Memphis, and Raleigh. We own substantially all of our assets and conduct our operations through Independence Realty Operating Partnership, LP, which we refer to as IROP, of which we are the sole general partner.

   As used herein, the terms “we,” “our” and “us” refer to Independence Realty Trust, Inc. and, as required by context, IROP, and their subsidiaries.

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

e. Restricted Cash

Restricted cash includes escrows of our funds held by lenders to fund certain expenditures, such as real estate taxes and insurance, or to be released at our discretion upon the occurrence of certain pre-specified events.  As of June 30, 2019 and December 31, 2018, we had $7,780 and $6,729, respectively, of restricted cash.

Independence Realty Trust, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

As of June 30, 2019

(Unaudited and dollars in thousands, except share and per share data)

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

The aggregate value of in-place leases is determined by evaluating various factors, including the terms of the leases that are in place and assumed lease-up periods. The value assigned to this intangible asset is amortized over the assumed lease up period, typically six months. During the three and six months ended June 30, 2019, we acquired in-place leases with a value of $316 as part of related property acquisitions that are discussed further in Note 3. For the three and six months ended June 30, 2019, we recorded $294 and $850, respectively, of amortization expense for intangible assets. For the three and six months ended June 30, 2018, we recorded $1,044 and $2,336, respectively, of amortization expense for intangible assets. For the three and six months ended June 30, 2019, we wrote-off intangible assets of $719 and $1,532, respectively. For the three and six months ended June 30, 2018, we wrote-off intangible assets of $0 and $1,963, respectively. As of June 30, 2019, we expect to record additional amortization expense on current in-place intangible assets of $210 for the remainder of 2019.

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

Depreciation Expense

Depreciation expense for real estate assets is computed using a straight-line method based on a life of 40 years for buildings and improvements and five to ten years for equipment and fixtures. For the three and six months ended June 30, 2019, we recorded $12,427 and $24,318 of depreciation expense, respectively. For the three and six months ended June 30, 2018, we recorded $10,539 and $20,471 of depreciation expense, respectively.

g. Revenue and Expenses

Rental and other property revenue

Independence Realty Trust, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

As of June 30, 2019

(Unaudited and dollars in thousands, except share and per share data)

We apply FASB ASC Topic 842, “Leases” with respect to our accounting for rental income.  We primarily lease apartment units under operating leases generally with terms of one year or less. Rental payments are generally due monthly and rental revenues are recognized on an accrual basis when earned.  We have elected to account for lease (i.e. fixed payments including base rent) and non-lease components (i.e. tenant reimbursements and other certain service fees) as a single combined operating lease component since (1) the timing and pattern of transfer of the lease and non-lease components is the same, (2) the lease component is the predominant element, and (3) the combined single lease component would be classified as an operating lease.  As a result of this treatment, certain amounts classified within prior revenue captions tenant reimbursement income and other property income have been combined into rental and other property revenue in the consolidated statements of operations and prior period amounts have been adjusted to conform to current period presentation.

Effective January 1, 2019, we make ongoing estimates of the collectability of our base rents, tenant reimbursements, and other service fees included within rental and other property revenue.  If collectability is not probable, we adjust rental and other property income for the amount of uncollectible revenue.  For the three and six months ended June 30, 2019, we adjusted rental and other property income by $236 and $535, respectively, for uncollectible rental revenue.  Prior to January 1, 2019, we maintained an allowance for doubtful accounts based on an ongoing analysis of collectability and recorded changes in the allowance for doubtful accounts as bad debt expense within property operating expenses.  For the three and six months ended June 30, 2018, we recorded bad debt expense (recoveries) of $(115) and $49, respectively, within property operating expenses in the consolidated statements of operations.

For the three and six months ended June 30, 2019, we recognized revenues of $17 and $23, respectively, related to recoveries of lost rental revenue due to natural disasters and other insurable events from our insurance providers. For the three and six months ended June 30, 2018, we recognized revenues of $64 and $106, respectively, related to recoveries of lost rental revenue due to natural disasters and other insurable events from our insurance providers.

Advertising Expenses

In accordance with FASB ASC Topic 720, “Other Expenses”, we expense the costs of advertising as incurred. For the three and six months ended June 30, 2019, we incurred $603 and $1,151 of advertising expenses, respectively. For the three and six months ended June 30, 2018, we incurred $564 and $1,097 of advertising expenses, respectively.

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

As of June 30, 2019

(Unaudited and dollars in thousands, except share and per share data)

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

FASB ASC Topic 825, “Financial Instruments” requires disclosure of the fair value of financial instruments for which it is practicable to estimate that value. Given that cash and cash equivalents and restricted cash are short term in nature with limited fair value volatility, the carrying amount is deemed to be a reasonable approximation of fair value and the fair value input is classified as a Level 1 fair value measurement. The fair value input for the derivatives is classified as a Level 2 fair value measurement within the fair value hierarchy. The fair value inputs for our unsecured credit facility and term loans are classified as Level 2 fair value measurements within the fair value hierarchy. The fair value of mortgage indebtedness is based on a discounted cash flows valuation

Independence Realty Trust, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

As of June 30, 2019

(Unaudited and dollars in thousands, except share and per share data)

technique. As this technique utilizes current credit spreads, which are generally unobservable, this is classified as a Level 3 fair value measurement within the fair value hierarchy.  We determine appropriate credit spreads based on the type of debt and its maturity. There were no transfers between levels in the fair value hierarchy for the six months ended June 30, 2019. The following table summarizes the carrying amount and the fair value of our financial instruments as of the periods indicated:

	As of June 30, 2019		As of December 31, 2018
Financial Instrument	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Cash and cash equivalents	$11,060	$11,060	$9,316	$9,316
Restricted cash	7,780	7,780	6,729	6,729
Derivative assets	1,558	1,558	8,307	8,307

Liabilities
Debt:
Unsecured credit facility	128,404	130,803	153,983	155,743
Term loans	298,522	300,000	248,380	250,000
Mortgages	562,573	563,918	583,125	577,112
Derivative liabilities	7,394	7,394	-	-

j. Deferred Financing Costs

Costs incurred in connection with debt financing are deferred and classified within indebtedness and charged to interest expense over the terms of the related debt agreements, under the effective interest method.

k. Office Leases

We apply FASB ASC Topic 842, “Leases”, which requires a lessee to recognize a right-of-use asset and a lease liability on the balance sheet at the lease commencement date for all leases, except those leases with terms of less than a year.  We lease corporate office space under leases with terms of up to 10 years and that may include extension options, but that do not include any residual value guarantees or restrictive covenants. As of June 30, 2019, we have $3,113 of operating lease right-of-use assets and $3,206 of operating lease liabilities related to our corporate office leases. The operating lease right-of-use assets are presented within other assets and the operating lease liabilities are presented within other liabilities in our consolidated balance sheet. We recorded $167 and $279, respectively, of total operating lease expense during the three and six months ended June 30, 2019, which is recorded within property management expense and general and administrative expenses in our consolidated statements of operations.

l. Income Taxes

We have elected to be taxed as a REIT beginning with the taxable year ended December 31, 2011.  Accordingly, we recorded no income tax expense for the three and six months ended June 30, 2019 and 2018.

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

As of June 30, 2019

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

NOTE 3: Investments in Real Estate

As of June 30, 2019, our investments in real estate consisted of 58 apartment properties with 15,734 units.  The table below summarizes our investments in real estate:

	As of June 30, 2019	As of December 31, 2018	Depreciable Lives (In years)
Land	$211,959	$209,111	—
Building	1,409,776	1,384,810	40
Furniture, fixtures and equipment	83,034	66,502	5-10
Total investment in real estate	$1,704,769	$1,660,423
Accumulated depreciation	(136,488)	(112,270)
Investments in real estate, net	$1,568,281	$1,548,153

Independence Realty Trust, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

As of June 30, 2019

(Unaudited and dollars in thousands, except share and per share data)

As of June 30, 2019, we owned two properties that were classified as held for sale. These properties were sold on July 18, 2019 for $56,500. The table below summarizes our held for sale properties.

Property Name	Location	Units	Net Carrying Value
Carrington Park	Little Rock, AR	202	$20,747
Stonebridge at the Ranch	Little Rock, AR	260	29,747
Total		462	$50,494

We had three properties classified as held for sale as of December 31, 2018.

Acquisitions

On April 30, 2019, we acquired a 224-unit property located in Atlanta, GA for $28,000.

The following table summarizes the aggregate fair value of the assets and liabilities associated with the properties acquired during the six-month period ended June 30, 2019, on the date of acquisition, accounted for under FASB ASC Topic 805-50-15-3.

Description	Fair Value of Assets Acquired During The Six Months Ended June 30, 2019
Assets acquired:
Investments in real estate (a)	$27,770
Other assets	38
Intangible assets	316
Total assets acquired	$28,124
Liabilities assumed:
Accounts payable and accrued expenses	$80
Other liabilities	108
Total liabilities assumed	188
Estimated fair value of net assets acquired	$27,936

(a)	Included $86 of property related acquisition costs capitalized during the six months ended June 30, 2019.

In July 2019, we acquired a 264-unit property located in Tampa, FL, which we purchased for $48,000.

Dispositions

On April 30, 2019, we disposed of a 370-unit property located in Chicago, IL for $42,000. The property was previously held for sale. We recorded a gain of $12,131 for this property which is net of $2,029 of debt extinguishment costs.

In July 2019, we disposed of a 202-unit property and a 260-unit property, both located in Little Rock, AR, for a combined sales price of $56,500. These properties were previously held for sale.

Independence Realty Trust, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

As of June 30, 2019

(Unaudited and dollars in thousands, except share and per share data)

NOTE 4: Indebtedness

The following tables contain summary information concerning our indebtedness as of June 30, 2019:

Debt:	Outstanding Principal	Unamortized Debt Issuance Costs	Carrying Amount	Type	Weighted Average Rate	Weighted Average Maturity (in years)
Unsecured credit facility (1)	$130,803	$(2,399)	$128,404	Floating	3.9%	3.9
Unsecured term loans	300,000	(1,478)	298,522	Floating	4.0%	4.8
Mortgages	564,835	(2,262)	562,573	Fixed	3.8%	4.6
Total Debt	$995,638	$(6,139)	$989,499		3.9%	4.6
(1)	The unsecured credit facility total capacity is $350,000, of which $130,803 was outstanding as of June 30, 2019.

	Original maturities on or before December 31,
Debt:	2019	2020	2021	2022	2023	Thereafter
Unsecured credit facility	$-	$-	$-	$-	$130,803	$-
Unsecured term loans	-	-	-	-	-	300,000
Mortgages	2,962	8,135	76,033	70,700	107,202	299,803
Total	$2,962	$8,135	$76,033	$70,700	$238,005	$599,803

As of June 30, 2019, we were in compliance with all financial covenants contained in documents governing our indebtedness.

The following table contains summary information concerning our indebtedness as of December 31, 2018:

Debt:	Outstanding Principal	Unamortized Debt Issuance Costs	Carrying Amount	Type	Weighted Average Rate	Weighted Average Maturity (in years)
Unsecured credit facility (1)	$155,743	$(1,760)	$153,983	Floating	3.9%	2.7
Unsecured term loans	250,000	(1,620)	248,380	Floating	4.0%	5.4
Mortgages	585,672	(2,547)	583,125	Fixed	3.8%	5.1
Total Debt	$991,415	$(5,927)	$985,488		3.9%	4.8

(1)	The unsecured credit facility total capacity was $300,000, of which $155,743 was outstanding as of December 31, 2018.

Unsecured Credit Facility

On May 9, 2019, we closed on a new $350,000 unsecured credit facility that consists entirely of a revolving line of credit (the “Unsecured Revolving Line of Credit”), refinancing and terminating the previous unsecured credit facility. We have the right to increase the aggregate amount of the Unsecured Revolving Line of Credit to up to $600,000.  The maturity date on borrowings outstanding under the Unsecured Revolving Line of Credit is May 9, 2023, subject to our option to extend the revolving commitment for two additional 6-month periods under certain circumstances, including the payment of an extension fee.  We may prepay the Unsecured Revolving Line of Credit, in whole or in part, at any time without a prepayment fee or penalty.  At our option, borrowings under the Unsecured Revolving Line of Credit will bear interest at a rate equal to either (i) the 1-month LIBOR rate plus a margin of 125 to 200 basis points, or (ii) a base rate plus a margin of 25 to 100 basis points. The applicable margin is determined based upon our total consolidated leverage ratio, as defined in the agreements. At the time of closing, based on our leverage ratio, the margin spread to LIBOR was 155 basis points. We recognized the refinance as a modification of our prior unsecured credit facility and incurred deferred financing costs of $1,129 associated with this transaction.

Mortgages

On April 30, 2019, we extinguished a property mortgage in the amount of $18,850 in connection with the property disposition.

Independence Realty Trust, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

As of June 30, 2019

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

The following table summarizes the aggregate notional amount and estimated net fair value of our derivative instruments as of June 30, 2019 and December 31, 2018:

	As of June 30, 2019			As of December 31, 2018
	Notional	Fair Value of Assets	Fair Value of Liabilities	Notional	Fair Value of Assets	Fair Value of Liabilities
Cash flow hedges:
Interest rate swap	$150,000	$1,558	$—	$150,000	$4,751	$—
Interest rate collars	250,000	—	4,422	250,000	3,556	—
Forward interest rate swap	—	—	2,972	—	—	—
Total	$400,000	$1,558	$7,394	$400,000	$8,307	$—

Forward interest rate swap

On May 9, 2019, we entered into a forward-starting interest rate swap contract with a notional value of $150,000 and a strike of 2.176%. The forward interest rate swap has an effective date of June 17, 2021 and a maturity date of June 17, 2026. We designated this forward interest rate swap as a cash flow hedge at inception and determined that the hedge is highly effective in offsetting interest rate fluctuations associated with the identified indebtedness.

Effective interest rate swaps and caps are reported in accumulated other comprehensive income, and the fair value of these hedge agreements is included in other assets or other liabilities.

For our interest rate swap and collars that are considered highly effective hedges, we reclassified realized gains of $467 and $1,026 to earnings within interest expense for the three and six months ended June 30, 2019, respectively, and we expect $86 to be reclassified out of accumulated other comprehensive income to earnings over the next 12 months.

NOTE 6: Stockholder Equity and Noncontrolling Interests

Stockholder Equity

On March 18, 2019, our board of directors declared a distribution of $0.18 per share, which was paid on April 25, 2019 to common shareholders of record as of March 29, 2019.

On June 17, 2019, our board of directors declared a distribution of $0.18 per share, which was paid on July 25, 2019 to common shareholders of record as of June 28, 2019.

During the three and six months ended June 30, 2019, we also paid $0 and $209, respectively, of dividends on restricted common share awards that vested during the period.

During the three months ended June 30, 2019, we issued an aggregate of 65,704 shares under the ATM Sales Agreement at a weighted average price of $12.09, resulting in $778 of net proceeds, after deducting $16 of commissions. During the six months ended June 30, 2019, we issued an aggregate of 575,704 shares under the ATM Sales Agreement at a weighted average price of $10.80, resulting in $6,079 of net proceeds, after deducting $124 of commissions. Pursuant to the ATM Sales Agreement $109,038 remained available for issuance as of June 30, 2019.

Independence Realty Trust, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

As of June 30, 2019

(Unaudited and dollars in thousands, except share and per share data)

Noncontrolling Interest

During the three and six months ended June 30, 2019, holders of IROP units did not exchange any units for shares of our common stock or cash.

As of June 30, 2019, 881,107 IROP units held by unaffiliated third parties remain outstanding.

On March 18, 2019, our board of directors declared a distribution of $0.18 per unit, which was paid on April 25, 2019 to IROP LP unitholders of record as of March 29, 2019.

On June 17, 2019, our board of directors declared a distribution of $0.18 per unit, which was paid on July 25, 2019 to IROP LP unitholders of record as of June 28, 2019.

NOTE 7: Equity Compensation Plans

In May 2016, our shareholders approved and our board of directors adopted an amended and restated Long Term Incentive Plan (the “Incentive Plan”), which provides for grants of awards to our employees, officers, directors, trustees, consultants or advisors (and those of our affiliates). The Incentive Plan authorizes the grant of restricted or unrestricted shares of our common stock, performance-based restricted share units (“PSUs”), non-qualified and incentive stock options, restricted stock units, stock appreciation rights (“SARs”), dividend equivalents and other stock- or cash-based awards. In conjunction with the amendment, the number of shares of common stock issuable under the Incentive Plan was increased to 4,300,000 shares and the term of the incentive plan was extended to May 12, 2026.

Under the Incentive Plan or predecessor incentive plans, we have granted restricted shares, and PSUs, to our employees and employees of our former advisor.  These awards generally vested over a three or four year period.  In addition, we have granted unrestricted shares to our non-employee directors.  These awards generally vested immediately.

On February 6, 2019, our compensation committee awarded, to our non-executive officer employees, 92,925 restricted stock awards, valued at $10.35 per share, or $962 in the aggregate.  These restricted stock awards vest over a three-year period. On March 7, 2019, our compensation committee awarded, to our named executive officers, 87,975 restricted stock awards and 263,929 PSUs. The restricted stock awards vest over a four-year period and were valued at $10.23 per share, or $900 in the aggregate. The number of PSUs earned will be based on attainment of certain performance criteria over a three-year period, the actual number of shares issuable ranging between 0% and 150% of the number of PSUs granted. The aggregate grant date fair value of the PSUs was $2,203.

On May 23, 2019, our compensation committee granted stock under the Incentive Plan such that our non-employee directors received an aggregate of 32,844 shares of our common stock, valued at $360 using out closing stock price of $10.96. These awards vested immediately.

NOTE 8: Earnings Per Share

The following table presents a reconciliation of basic and diluted earnings (loss) per share for the three and six months ended June 30, 2019 and 2018:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$14,856	$3,545	$17,422	$7,045
(Income) loss allocated to noncontrolling interests	(147)	(36)	(173)	(124)
Net income allocable to common shares	14,709	3,509	17,249	6,921
Weighted-average shares outstanding—Basic	89,513,105	86,644,716	89,252,724	85,978,431
Weighted-average shares outstanding—Diluted	90,019,909	86,908,978	89,902,637	86,208,502
Earnings per share—Basic	$0.16	$0.04	$0.19	$0.08
Earnings per share—Diluted	$0.16	$0.04	$0.19	$0.08

Independence Realty Trust, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

As of June 30, 2019

(Unaudited and dollars in thousands, except share and per share data)

Certain IROP units and unvested shares were excluded from the earnings (loss) per share computation because their effect would have been anti-dilutive, totaling 881,107 and 881,107 for the three and six months ended June 30, 2019, respectively, and 899,215 and 1,038,824 for the three and six months ended June 30, 2018, respectively.

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

Overview

Our Company

We are a self-administered and self-managed Maryland real estate investment trust (“REIT”), that acquires, owns, operates, improves and manages multifamily apartment communities across non-gateway U.S. markets.  As of June 30, 2019, we owned and operated 58 multifamily apartment properties that contain 15,734 units. Our properties are located in Georgia, North Carolina, Tennessee, Kentucky, Ohio, Oklahoma, Indiana, Texas, Florida, South Carolina, Arkansas, Illinois, Missouri, Louisiana, and Alabama. We do not have any foreign operations. Our executive offices are located at 1835 Market Street, Suite 2601, Philadelphia, PA 19103 and our telephone number is (267) 270-4800. We have offices in Philadelphia, Pennsylvania and Chicago, Illinois. As of June 30, 2019, we had approximately 460 employees who provided real estate operations, leasing, financial, accounting, acquisition, disposition, development, and other support functions.

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

Property Portfolio

As of June 30, 2019, we owned 58 multifamily apartment properties, totaling 15,734 units.  Below is a summary of our property portfolio by market.

(Dollars in thousands, except per unit data)	As of June 30, 2019				For the Six Months Ended June 30, 2019
Market	Number of Properties	Units	Gross Real Estate Assets	Period End Occupancy	Average Effective Monthly Rent per Unit	Net Operating Income (c)	% of NOI
Atlanta, GA	6	2,020	$251,366	94.1%	$1,138	$4,328	14.2%
Louisville, KY	6	1,710	192,621	91.6%	986	3,153	10.3%
Raleigh - Durham, NC	5	1,372	189,882	95.0%	1,166	3,071	10.1%
Memphis, TN	4	1,383	141,584	93.8%	1,116	2,885	9.5%
Columbus, OH	6	1,547	150,838	93.7%	991	2,609	8.6%
Oklahoma City, OK	5	1,658	76,958	95.1%	667	2,006	6.6%
Indianapolis, IN	4	916	90,712	94.3%	992	1,689	5.5%
Tampa-St. Petersburg, FL	3	840	121,908	94.2%	1,170	1,647	5.4%
Dallas, TX	3	734	85,279	95.6%	1,186	1,551	5.1%
Myrtle Beach, SC - Wilmington, NC	3	628	62,947	95.9%	1,014	1,312	4.3%
Charleston, SC	2	518	79,733	93.1%	1,297	1,094	3.6%
Little Rock, AR (a)	2	462	55,564	94.2%	989	889	2.9%
Orlando, FL	1	297	48,474	96.6%	1,466	829	2.7%
Charlotte, NC	1	208	42,108	95.7%	1,549	678	2.2%
Austin, TX	1	300	36,048	95.0%	1,298	633	2.1%
Asheville, NC	1	252	28,580	95.6%	1,128	583	1.9%
Chattanooga, TN	2	295	27,121	95.6%	973	450	1.5%
St. Louis, MO	1	152	33,481	94.7%	1,470	437	1.4%
Huntsville, AL	1	178	16,402	97.8%	956	343	1.1%
Baton Rouge, LA	1	264	28,726	81.1%	893	303	1.0%
Total/Weighted Average	58	15,734	$1,760,332	94.0%	$1,058	$30,490	100.0%

(a)	Market includes two properties which have been classified as held for sale as of June 30, 2019.

As of June 30, 2019, our same-store portfolio consisted of 50 multifamily apartment properties, totaling 13,697 units.  See “Non-GAAP Financial Measures – Same Store Portfolio Net Operating Income” below for our methodology for determining our same store portfolio and definitions and reconciliations related to our net operating income and net operating income margin.

Capital Recycling

Our capital recycling program consists of disposing of assets in markets where we lack scale and/or markets where management believes that long term growth outlook is not as attractive relative to other markets.

In April 2019, we sold a 370-unit property located in Chicago, IL for $42.0 million. We recorded a gain of $12.1 million for this property, which is net of $2.0 million of debt extinguishment costs. On July 18, 2019, we sold two properties in Little Rock, AR for $56.5 million. These properties were all previously held for sale.

In April 2019, we purchased a 224-unit property located in Atlanta, GA for $28.0 million.

In July 2019, we purchased a 264-unit property located in Tampa, FL for $48.0 million.

Value Add

Value add initiatives, comprised of renovations and upgrades at selected communities to drive increased rental rates, remain a core component of our growth strategy for 2019 and beyond. As of June 30, 2019, we had identified 3,929 units across 12 properties for renovations and upgrades as part of our Phase I and II value add initiative. As of June 30, 2019, we had completed renovations and upgrades at 1,950 of the 3,929 units and expect to complete renovations and upgrades at the remaining Phase I and II units through the remainder of 2019 and first half of 2020.

In July 2019, we identified eight additional properties, totaling 2,402 units to represent Phase III of our value add initiative.

New Unsecured Credit Facility

On May 9, 2019, we closed on a new $350.0 million unsecured credit facility that consists entirely of a revolving line of credit (the “Unsecured Revolving Line of Credit”), refinancing and terminating the previous unsecured credit facility and term loan agreement. We have the right to increase the aggregate amount of the unsecured revolving line of credit to up to $600.0 million.  The maturity date on borrowings outstanding under the Unsecured Revolving Line of Credit is May 9, 2023, subject to our option to extend the revolving commitment for two additional 6-month periods under certain circumstances, including the payment of an extension fee.  We may prepay the Unsecured Revolving Line of Credit, in whole or in part, at any time without a prepayment fee or penalty.  At our option, borrowings under the Unsecured Revolving Line of Credit will bear interest at a rate equal to either (i) the 1-month LIBOR rate plus a margin of 125 to 200 basis points, or (ii) a base rate plus a margin of 25 to 100 basis points. The applicable margin is determined based upon our total consolidated leverage ratio. At the time of closing and at June 30, 2019, based on our leverage ratio, the margin spread to LIBOR was 155 basis points.

Results of Operations

Three Months Ended June 30, 2019 compared to the Three Months Ended June 30, 2018

	SAME STORE PROPERTIES				NON SAME STORE PROPERTIES				CONSOLIDATED
(Dollars in thousands)	Three Months Ended June 30,				Three Months Ended June 30,				Three Months Ended June 30,
	2019	2018	Increase (Decrease)	% Change	2019	2018	Increase (Decrease)	% Change	2019	2018	Increase (Decrease)	% Change
Property Data:
Number of properties	50	50			8	6	2	33.3%	58	56	2	3.6%
Number of units	13,697	13,697			2,037	1,583	454	28.7%	15,734	15,280	454	3.0%
Average occupancy	94.1%	94.0%	0.1%	0.1%	96.1%	94.9%	1.2%	1.2%	94.4%	94.1%	0.3%	0.3%
Average effective monthly rent, per unit	1,062	1,008	54	5.3%	1,029	1,013	16	1.6%	1,058	1,009	49	4.8%
Revenue:
Rental and other property revenue	$44,255	$41,986	$2,269	5.4%	$6,593	$4,748	$1,845	38.9%	$50,848	$46,734	$4,114	8.8%
Expenses:
Property operating expenses	17,520	16,987	533	3.1%	2,552	1,716	836	48.7%	20,072	18,703	1,369	7.3%
Net Operating Income	$26,735	$24,999	$1,736	6.9%	$4,041	$3,032	$1,009	33.3%	$30,776	$28,031	$2,745	9.8%

Other Revenue:
Other revenue									108	155	(47)	-30.3%
Total other revenue									108	155	(47)	-30.3%
Corporate and other expenses:
Property management expenses									2,062	1,592	470	29.5%
General and administrative expenses									3,538	2,872	666	23.2%
Depreciation and amortization expense									12,721	11,583	1,138	9.8%
Total corporate and other expenses									18,321	16,047	2,274	14.2%
Interest expense									(9,849)	(8,594)	(1,255)	-14.6%
Net gains on sale of assets									12,142	-	12,142	nm
Net income (loss)									14,856	3,545	11,311	319.1%
(Income) loss allocated to noncontrolling interests									(147)	(36)	(111)	-308.3%
Net income (loss) available to common shares									$14,709	$3,509	$11,200	319.2%

Revenue

Rental and other property revenue. Rental and other property revenue increased $4.1 million to $50.8 million for the three months ended June 30, 2019 from $46.7 million for the three months ended June 30, 2018. The increase was primarily attributable to a $2.3 million increase in same store rental and other property revenue driven by a 5.3% increase in average effective monthly rents and a 10 basis points increase in average occupancy compared to the prior year period and a $1.8 million increase in non same store rental and other property revenue. The non same store rental and other property revenue increase was due to the number of properties included in each period being different as a result of the timing of property sales and acquisitions.

Other revenue. Other revenue decreased $0.1 million to $0.1 million for the three months ended June 30, 2019 compared to $0.2 million for the three months ended June 30, 2018.

Expenses

Property operating expenses. Property operating expenses increased $1.4 million to $20.1 million for the three months ended June 30, 2019 from $18.7 million for the three months ended June 30, 2018. The increase was primarily due to a $0.5 million increase in same store property operating expenses primarily driven by higher property taxes and a $0.9 million increase in non same store property operating expenses. The non same store property operating expense increase was due to the number of properties included in each period being different as a result of the timing of property sales and acquisitions.

Property management expenses. Property management expenses increased $0.5 million to $2.1 million for the three months ended June 30, 2019 from $1.6 million for the three months ended June 30, 2018. This increase was primarily due to an increase in compensation expenses for our property management function as we have increased both the number of personnel and the use of technology to drive future operating efficiencies.

General and administrative expenses. General and administrative expenses increased $0.6 million to $3.5 million for the three months ended June 30, 2019 from $2.9 million for the three months ended June 30, 2018. This increase was primarily due to an increase in compensation expense as the size of our corporate office has grown to support asset management functions including the oversight of our value add initiative and general portfolio optimization.

Depreciation and amortization expense. Depreciation and amortization expense increased $1.1 million to $12.7 million for the three months ended June 30, 2019 from $11.6 million for the three months ended June 30, 2018. The increase was primarily attributable to a $1.4 million increase in depreciation expense driven by capital expenditures related to our value add program for the three months ended June 30, 2019 compared to the three months ended June 30, 2018.

Interest expense. Interest expense increased $1.2 million to $9.8 million for the three months ended June 30, 2019 from $8.6 million for the three months ended June 30, 2018. This is primarily due to a $131.8 million increase in the balance of our unsecured credit facility and term loans from June 30, 2018 to June 30, 2019, which related to our investments in additional property acquisitions and value add related capital expenditures.

Six Months Ended June 30, 2019 compared to the Six Months Ended June 30, 2018

	SAME STORE PROPERTIES				NON SAME STORE PROPERTIES				CONSOLIDATED
(Dollars in thousands)	Six Months Ended June 30,				Six Months Ended June 30,				Six Months Ended June 30,
	2019	2018	Increase (Decrease)	% Change	2019	2018	Increase (Decrease)	% Change	2019	2018	Increase (Decrease)	% Change
Property Data:
Number of properties	50	50			8	6	2	33.3%	58	56	2	3.6%
Number of units	13,697	13,697			2,037	1,583	454	28.7%	15,734	15,280	454	3.0%
Average occupancy	93.3%	93.8%	-0.5%	-0.5%	95.6%	94.4%	1.1%	1.1%	93.6%	93.9%	-0.3%	-0.3%
Average effective monthly rent, per unit	1,053	1,004	49	4.8%	1,029	1,014	15	1.5%	1,050	1,005	44	4.4%
Revenue:
Rental and other property revenue	$86,918	$82,989	$3,929	4.7%	$13,395	$9,361	$4,034	43.1%	$100,313	$92,350	$7,963	8.6%
Expenses:
Property operating expenses	34,406	33,459	947	2.8%	5,552	3,662	1,890	51.6%	39,958	37,121	2,837	7.6%
Net Operating Income	$52,512	$49,530	$2,982	6.0%	$7,843	$5,699	$2,144	37.6%	$60,355	$55,229	$5,126	9.3%

Other Income:
Other revenue									183	294	(111)	-37.8%
Total other income									183	294	(111)	-37.8%
Corporate and other expenses:
Property management expenses									3,875	3,275	600	18.3%
General and administrative expenses									6,645	5,606	1,039	18.5%
Depreciation and amortization expense									25,168	22,807	2,361	10.4%
Total corporate and other expenses									35,688	31,688	4,000	12.6%
Interest expense									(19,570)	(16,934)	(2,636)	-15.6%
Other income (expense)									-	144	(144)	nm
Net gains (losses) on sale of assets									12,142	-	12,142	nm
Net income (loss)									17,422	7,045	10,377	147.3%
(Income) loss allocated to noncontrolling interests									(173)	(124)	(49)	-39.5%
Net income (loss) available to common shares									$17,249	$6,921	$10,328	149.2%

Revenue

Rental and other property revenue. Rental and other property revenue increased $7.9 million to $100.3 million for the six months ended June 30, 2019 from $92.4 million for the six months ended June 30, 2018. The increase was primarily attributable to a $3.9 million increase in same store rental and other property revenue driven by a 4.8% increase in average effective monthly rents compared to the prior year period partially offset by a 50 basis points decrease in average occupancy compared to the prior year and a $4.0 million increase in non same store rental and other property revenue. The non same store rental and other property revenue increase was due to the number of properties included in each period being different as a result of the timing of property sales and acquisitions.

Other revenue. Other revenue decreased $0.1 million to $0.2 million for the six months ended June 30, 2019 compared to $0.3 million for the six months ended June 30, 2018.

Expenses

Property operating expenses. Property operating expenses increased $2.9 million to $40.0 million for the six months ended June 30, 2019 from $37.1 million for the six months ended June 30, 2018. The increase was primarily due to a $0.9 million increase in same store property operating expenses primarily driven by higher property taxes and a $2.0 million increase in our non same store property operating expenses. The non same store property operating expenses increase was due to the number of properties included in each period being different as a result of the timing of property sales and acquisitions.

Property management expenses: Property management expenses increased $0.6 million to $3.9 million for the six months ended June 30, 2019 from $3.3 million for the six months ended June 30, 2018. This was primarily due to an increase in compensation expense, software costs, and travel costs for our property management function as we have increased both the number of personnel and the use of technology to drive future operating efficiencies.

General and administrative expenses. General and administrative expenses increased $1.0 million to $6.6 million for the six months ended June 30, 2019 from $5.6 million for the six months ended June 30, 2018. This increase was primarily due to an increase in compensation expense as the size of our corporate office has grown to support asset management functions including the oversight of our value add initiative and general portfolio optimization.

Depreciation and amortization expense. Depreciation and amortization expense increased $2.4 million to $25.2 million for the six months ended June 30, 2019 from $22.8 million for the six months ended June 30, 2018. The increase was primarily attributable to a $2.6 million increase in depreciation expense driven by capital expenditures related to our value add program for the six months ended June 30, 2019 compared to the six months ended June 30, 2018.

Interest expense. Interest expense increased $2.7 million to $19.6 million for the six months ended June 30, 2019 from $16.9 million for the six months ended June 30, 2018. This is primarily due to a $131.8 million increase in the balance of our unsecured credit facility and term loans from June 30, 2018 to June 30, 2019, which related to our investments in additional property acquisitions and value add related capital expenditures.

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

Set forth below is a reconciliation of net income (loss) to FFO and CFFO for the three and six months ended June 30, 2019 and 2018 (in thousands, except share and per share information):

	For the Three Months Ended June 30, 2019		For the Three Months Ended June 30, 2018
	Amount	Per Share (1)	Amount	Per Share (2)
Funds From Operations (FFO):
Net income (loss)	$14,856	$0.16	$3,545	$0.04
Adjustments:
Real estate depreciation and amortization	12,675	0.14	11,550	0.13
Net (gains) losses on sale of assets excluding debt extinguishment costs	(14,171)	(0.15)	-	-
Funds From Operations (FFO)	$13,360	$0.15	$15,095	$0.17
Core Funds From Operations (CFFO):
Funds From Operations (FFO)	$13,360	$0.15	$15,095	$0.17
Adjustments:
Stock compensation expense	1,086	0.01	933	0.01
Amortization of deferred financing costs	362	0.01	325	0.01
Other depreciation and amortization	46	-	33	-
Debt extinguishment costs included in net gains (losses) on sale of assets	2,029	0.02	-	-
Core Funds From Operations (CFFO)	$16,883	$0.19	$16,386	$0.19

	For the Six Months Ended June 30, 2019		For the Six Months Ended June 30, 2018
	Amount	Per Share (1)	Amount	Per Share (2)
Funds From Operations (FFO):
Net income (loss)	$17,422	$0.19	$7,045	$0.08
Adjustments:
Real estate depreciation and amortization	24,993	0.28	22,751	0.26
Net (gains) losses on sale of assets excluding debt extinguishment costs	(14,171)	(0.16)	-	-
Funds From Operations (FFO)	$28,244	$0.31	$29,796	$0.34
Core Funds From Operations (CFFO):
Funds From Operations (FFO)	$28,244	$0.31	$29,796	$0.34
Adjustments:
Stock compensation expense	1,708	0.02	1,403	0.02
Amortization of deferred financing costs	701	0.01	769	0.01
Other depreciation and amortization	175	-	56	-
Other expense (income)	-	-	(52)	-
Defeasance costs included in net gains (losses) on sale of assets	2,029	0.02	-	-
Core Funds From Operations (CFFO)	$32,857	$0.36	$31,972	$0.37

(1)	Based on 90,394,212 and 90,133,830 weighted-average shares and units outstanding for the three and six months ended June 30, 2019, respectively.
(2)	Based on 87,543,931 and 87,506,300 weighted-average shares and units outstanding for the three and six months ended June 30, 2018, respectively.

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

Set forth below is a reconciliation of same store net operating income to net income (loss) available to common shares for the three and six months ended June 30, 2019 and 2018 (in thousands, except per unit data):

	Three Months Ended June 30, (a)			Six Months Ended June 30, (a)
	2019	2018	% change	2019	2018	% change
Revenue:
Rental and other property revenue	$44,255	$41,986	5.4%	$86,918	$82,989	4.7%
Property Operating Expenses
Real estate taxes	5,638	5,127	10.0%	11,307	10,303	9.7%
Property insurance	859	888	-3.3%	1,713	1,844	-7.1%
Personnel expenses	4,190	4,200	-0.2%	8,217	8,170	0.6%
Utilities	2,699	2,586	4.4%	5,463	5,360	1.9%
Repairs and maintenance	1,823	1,608	13.4%	3,135	2,722	15.2%
Contract services	1,207	1,325	-8.9%	2,393	2,528	-5.3%
Advertising expenses	498	461	8.0%	943	937	0.6%
Other expenses	606	792	-23.5%	1,235	1,595	-22.6%
Total property operating expenses	17,520	16,987	3.1%	34,406	33,459	2.8%
Net operating income	$26,735	$24,999	6.9%	$52,512	$49,530	6.0%
NOI Margin	60.4%	59.5%	0.9%	60.4%	59.7%	0.7%
Average Occupancy	94.1%	94.0%	0.1%	93.3%	93.8%	-0.5%
Average effective monthly rent, per unit	$1,062	$1,008	5.3%	$1,053	$1,004	4.8%
Reconciliation of Same-Store Net Operating Income to Net Income (Loss)
Same-store portfolio net operating income (a)	$26,735	$24,999		$52,512	$49,530
Non same-store net operating income	4,041	3,032		7,843	5,699
Other revenue	108	155		183	294
Property management expenses	(2,062)	(1,592)		(3,875)	(3,275)
General and administrative expenses	(3,538)	(2,872)		(6,645)	(5,606)
Depreciation and amortization	(12,721)	(11,583)		(25,168)	(22,807)
Interest expense	(9,849)	(8,594)		(19,570)	(16,934)
Other income (expense)	-	-		-	144
Net gains (losses) on sale of assets	12,142	-		12,142	-
Net income (loss)	$14,856	$3,545		$17,422	$7,045
(a)	Same store portfolio for the three and six months ended June 30, 2019 and 2018 included 50 properties containing 13,697 units.

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

We intend to meet our liquidity requirements primarily through a combination of one or more of the following:

•	the use of our cash and cash equivalent of $11.1 million as of June 30, 2019;
•	existing and future unsecured financing, including advances under our unsecured credit facility, and financing secured directly or indirectly by the apartment properties in our portfolio;
•	cash generated from operating activities;
•	net cash proceeds from property sales, including sales undertaken as part of our capital recycling strategy and other sales; and
•	proceeds from the sales of our common stock and other equity securities, including common stock that may be sold under our at-the-market program.

Cash Flows

As of June 30, 2019 and 2018, we maintained cash and cash equivalents, and restricted cash of approximately $18.8 million and $17.9 million, respectively. Our cash and cash equivalents were generated from the following activities (dollars in thousands):

	For the Six Months Ended June 30,
	2019	2018
Cash flow from operating activities	$36,100	$35,697
Cash flow from investing activities	(28,152)	(104,803)
Cash flow from financing activities	(5,153)	72,434
Net change in cash and cash equivalents, and restricted cash	2,795	3,328
Cash and cash equivalents, and restricted cash, beginning of period	16,045	14,619
Cash and cash equivalents, and restricted cash, end of the period	$18,840	$17,947

The increase in our cash flow from operating activities during the six months ended June 30, 2019 was primarily driven by higher net operating income from our property portfolio.

Our cash outflow from investing activities during the six months ended June 30, 2019 was primarily due to one property acquisition and capital expenditures partially offset by one property disposition. Our cash outflow from investing activities during the six months ended June 30, 2018 was primarily due to four property acquisitions and capital expenditures.

Our cash outflow from financing activities during the six months ended June 30, 2019 was primarily due to repayments of our unsecured credit facility, dividends on our common stock, and distributions on noncontrolling interests, partially offset by draws on our unsecured credit facility. Our cash inflow from financing activities during the six months ended June 30, 2018 was primarily due to draws on our current and previous credit facilities related to the acquisitions of four properties, partially offset by dividends on our common stock and distributions on noncontrolling interests.

As a REIT, we evaluate our dividend coverage based on our cash flow from operating activities, excluding changes in other assets and liabilities.  During the six months ended June 30, 2019, we paid distributions to our common stockholders and noncontrolling interests of $32.6 million and generated cash flow from operating activities excluding changes in other assets and liabilities of $33.1 million.

Contractual Commitments

Our Annual Report on Form 10-K for the year ended December 31, 2018 filed on February 22, 2019 includes a table of contractual commitments as of December 31, 2018. There were no material changes to these commitments since the filing of our Annual Report on Form 10-K. See the updated debt maturity schedule included in Note 4 in the Notes to the Consolidated Financial Statements.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements during the six months ended June 30, 2019 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our interests.

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

Our 2018 Annual Report on Form 10-K contains a discussion of qualitative and quantitative market risks. There have been no material changes in quantitative and qualitative market risks during the six months ended June 30, 2019 from the disclosures included in our 2018 Annual Report on Form 10-K.

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

Effective as of June 30, 2019, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation referred to above during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the three months ended June 30, 2019, we withheld shares of common stock to satisfy employee tax withholding obligations payable upon the vesting of restricted common stock awards, as follows:

Period	Total Number of Shares Purchased		Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
04/01/2019 to 04/30/2019	292	(1)	$10.76	(1)	292	-
05/01/2019 to 05/31/2019	-		$-		-	-
06/01/2019 to 06/30/2019	-		$-		-	-
Total	292		$10.76		292	-
(1)	The price reported is the price paid per share using our closing price on the NYSE on the vesting date of the relevant award.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

10.1

Amended and Restated Credit Agreement dated as of May 9, 2019, by and among Independence Realty Operating Partnership, LP and the subsidiary borrowers named therein, collectively, as borrower, Citibank, N.A. (“Citibank”) and KeyBank National Association (“KeyBank”), as the initial lenders, issuing lenders and swing loan lenders, the other lending institutions party thereto, KeyBank, as administrative agent, Citibank and the Huntington National Bank ("HNB") as Co-Syndication Agents, Bank of American, N.A., Capital One, National Association, Citizens Bank, NA, Comerica Bank, PNC Bank, National Association, Regions Bank and Suntrust Bank as Co-Documentation Agents, Citibank and KeyBanc Capital Markets (“KeyBanc Capital”) as Joint Bookrunners and Citibank, KeyBanc Capital and HNB as Joint Lead Arrangers. (Incorporated by reference to Exhibit 10.1 of IRT’s Current Report on Form 8-K filed on May 9, 2019)

10.7

Form of Indemnification Agreement for IRT directors and executive officers, together with the schedule required by Instruction 2 of Item 601 of Regulation S-K, listing the parties to substantially identical agreements, filed herewith.*

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

101

The following materials, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018, (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2019 and 2018, (iii) Condensed Consolidated Statement of Comprehensive Income (Loss) for the three and six months ended June 30, 2019 and 2018, (iv) Condensed Consolidated Statements of Changes in Equity for the three and six months ended June 30, 2019, (v) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2019 and 2018 and (vi) notes to the condensed consolidated financial statements as of June 30, 2019.

* Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Independence Realty Trust, Inc.

Date: August 1, 2019	By:	/s/ Scott f. Schaeffer
Scott F. Schaeffer
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: August 1, 2019	By:	/s/ James J. Sebra
James J. Sebra
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: August 1, 2019	By:	/s/ Jason R. Delozier
Jason R. Delozier
Chief Accounting Officer
(Principal Accounting Officer)