Form 10-Q
period 2019-09-30
INDEPENDENCE REALTY TRUST, INC.
filed 2019-10-31
CIK 1466085

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of October 28, 2019 there were 90,894,656 shares of the Registrant’s common stock issued and outstanding.

INDEPENDENCE REALTY TRUST, INC.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

Independence Realty Trust, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited and dollars in thousands, except share and per share data)

	As of September 30, 2019	As of December 31, 2018
ASSETS:
Investments in real estate:
Investments in real estate, at cost	$1,732,392	$1,660,423
Accumulated depreciation	(145,075)	(112,270)
Investments in real estate, net	1,587,317	1,548,153
Real estate held for sale	32,381	77,285
Cash and cash equivalents	6,587	9,316
Restricted cash	8,960	6,729
Other assets	16,439	8,802
Derivative assets	982	8,307
Intangible assets, net of accumulated amortization of $412 and $787, respectively	351	744
Total Assets	$1,653,017	$1,659,336
LIABILITIES AND EQUITY:
Indebtedness, net of unamortized deferred financing costs of $5,686 and $5,927, respectively	$979,330	$985,488
Accounts payable and accrued expenses	32,249	22,815
Accrued interest payable	794	719
Dividends payable	16,460	16,162
Derivative liabilities	12,415	—
Other liabilities	7,399	4,107
Total Liabilities	1,048,647	1,029,291
Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized, 0 and 0 shares issued and outstanding, respectively	—	—
Common stock, $0.01 par value; 300,000,000 shares authorized, 90,894,656 and 89,184,443 shares issued and outstanding, including 328,875 and 303,819 unvested restricted common share awards, respectively	909	892
Additional paid-in capital	762,933	742,429
Accumulated other comprehensive income (loss)	(17,097)	2,016
Retained earnings (accumulated deficit)	(148,977)	(122,342)
Total stockholders’ equity	597,768	622,995
Noncontrolling interests	6,602	7,050
Total Equity	604,370	630,045
Total Liabilities and Equity	$1,653,017	$1,659,336

The accompanying notes are an integral part of these condensed consolidated financial statements.

Independence Realty Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited and dollars in thousands, except share and per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
REVENUE:
Rental and other property revenue	$51,057	$48,644	$151,370	$140,994
Other revenue	242	135	425	429
Total revenue	51,299	48,779	151,795	141,423
EXPENSES:
Property operating expenses	20,546	19,792	60,504	56,913
Property management expenses	1,901	1,661	5,776	4,936
General and administrative expenses	3,113	2,578	9,758	8,184
Depreciation and amortization expense	13,434	10,783	38,602	33,590
Total expenses	38,994	34,814	114,640	103,623
Interest expense	(9,783)	(9,129)	(29,353)	(26,063)
Other income	—	—	—	144
Gain on sale of assets	2,390	—	14,532	—
Net income:	4,912	4,836	22,334	11,881
Income allocated to noncontrolling interest	(49)	(49)	(222)	(173)
Net income allocable to common shares	$4,863	$4,787	$22,112	$11,708
Earnings per share:
Basic	$0.05	$0.05	$0.25	$0.14
Diluted	$0.05	$0.05	$0.25	$0.13
Weighted-average shares:
Basic	90,027,540	87,702,078	89,513,834	86,559,294
Diluted	90,691,368	88,046,311	90,234,840	86,818,337

The accompanying notes are an integral part of these condensed consolidated financial statements.

Independence Realty Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited and dollars in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$4,912	$4,836	$22,334	$11,881
Other comprehensive income (loss):
Change in fair value of interest rate hedges	(5,633)	1,072	(20,583)	5,959
Realized (gains) losses on interest rate hedges reclassified to earnings	251	(382)	1,277	(862)
Total other comprehensive income (loss)	(5,382)	690	(19,306)	5,097
Comprehensive income (loss) before allocation to noncontrolling interests	(470)	5,526	3,028	16,978
Allocation to noncontrolling interests	5	(54)	(29)	(108)
Comprehensive income (loss)	$(465)	$5,472	$2,999	$16,870

The accompanying notes are an integral part of these condensed consolidated financial statements.

Independence Realty Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Equity

(Unaudited and dollars in thousands, except share information)

	Common Shares	Par Value Common Shares	Additional Paid In Capital	Accumulated Other Comprehensive Income (loss)	Retained Earnings (Deficit)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2018	89,184,443	$892	$742,429	$2,016	$(122,342)	$622,995	$7,050	$630,045
Net income	—	—	—	—	2,540	2,540	26	2,566
Other comprehensive income	—	—	—	(4,324)	—	(4,324)	(44)	(4,368)
Stock compensation expense	189,986	1	633	—	—	634	—	634
Issuance of common shares	510,000	5	5,304	—	—	5,309	—	5,309
Repurchase of shares related to equity award tax withholding	(49,636)	—	(635)	—	—	(635)	—	(635)
Common dividends declared ($0.18 per share)	—	—	—	—	(16,318)	(16,318)	—	(16,318)
Distribution to noncontrolling interest declared ($0.18 per unit)	—	—	—	—	—	—	(159)	(159)
Balance, March 31, 2019	89,834,793	$898	$747,731	$(2,308)	$(136,120)	$610,201	$6,873	$617,074
Net income	—	—	—	—	14,709	14,709	147	14,856
Other comprehensive income	—	—	—	(9,461)	—	(9,461)	(95)	(9,556)
Stock compensation expense	32,155	—	1,099	—	—	1,099	—	1,099
Issuance of common shares	65,704	1	722	—	—	723	—	723
Repurchase of shares related to equity award tax withholding	(234)	—	—	—	—	—	—	—
Common dividends declared ($0.18 per share)	—	—	—	—	(16,128)	(16,128)	—	(16,128)
Distribution to noncontrolling interest declared ($0.18 per unit)	—	—	—	—	—	—	(159)	(159)
Balance, June 30, 2019	89,932,418	$899	$749,552	$(11,769)	$(137,539)	$601,143	$6,766	$607,909
Net income	—	—	—	—	4,863	4,863	49	4,912
Other comprehensive income	—	—	—	(5,328)	—	(5,328)	(54)	(5,382)
Stock compensation expense	(10,591)	—	704	—	—	704	—	704
Issuance of common shares	972,887	10	12,684	—	—	12,694	—	12,694
Repurchase of shares related to equity award tax withholding	(58)	—	(7)	—	—	(7)	—	(7)
Common dividends declared ($0.18 per share)	—	—	—	—	(16,301)	(16,301)	—	(16,301)
Distribution to noncontrolling interest declared ($0.18 per unit)	—	—	—	—	—	—	(159)	(159)
Balance, September 30, 2019	90,894,656	$909	$762,933	$(17,097)	$(148,977)	$597,768	$6,602	$604,370

The accompanying notes are an integral part of these condensed consolidated financial statements.

Independence Realty Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Equity

(Unaudited and dollars in thousands, except share information)

	Common Shares	Par Value Common Shares	Additional Paid In Capital	Accumulated Other Comprehensive Income	Retained Earnings (Deficit)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2017	84,708,551	$846	$703,849	$4,626	$(85,221)	$624,100	$22,019	$646,119
Net income	—	—	—	—	3,412	3,412	88	3,500
Other comprehensive income	—	—	—	3,264	—	3,264	(83)	3,181
Stock compensation expense	194,622	1	469	—	—	470	—	470
Repurchase of shares related to equity award tax withholding	(41,912)	-	(345)	—	—	(345)	—	(345)
Conversion of noncontrolling interest to common shares	2,112,136	21	14,287	—	—	14,308	(14,308)	—
Common dividends declared ($0.18 per share)	—	—	—	—	(15,772)	(15,772)	—	(15,772)
Distribution to noncontrolling interest declared ($0.18 per unit)	—	—	—	—	—	—	(163)	(163)
Balance, March 31, 2018	86,973,397	$868	$718,260	$7,890	$(97,581)	$629,437	$7,553	$636,990
Net income (loss)	—	—	—	—	3,509	3,509	36	3,545
Other comprehensive income	—	—	—	1,213	—	1,213	13	1,226
Stock compensation expense	5,868	1	933	—	—	934	—	934
Issuance of common shares	61,656	1	455	—	—	456	—	456
Repurchase of shares related to equity award tax withholding	3,200	—	8	—	—	8	—	8
Common dividends declared ($0.18 per share)	—	—	—	—	(15,690)	(15,690)	—	(15,690)
Distribution to noncontrolling interest declared ($0.18 per unit)	—	—	—	—	—	—	(162)	(162)
Balance, June 30, 2018	87,044,121	$870	$719,656	$9,103	$(109,762)	$619,867	$7,440	$627,307
Net income (loss)	—	—	—	—	4,787	4,787	49	4,836
Other comprehensive income	—	—	—	685	—	685	5	690
Stock compensation expense	(2,858)	—	586	—	—	586	—	586
Issuance of common shares	1,861,508	19	18,729	—	—	18,748	—	18,748
Repurchase of shares related to equity award tax withholding	—	—	(17)	—	—	(17)	—	(17)
Conversion of noncontrolling interest to common shares	18,108	—	198	—	—	198	(198)	—
Common dividends declared	—	—	—	—	(15,949)	(15,949)	—	(15,949)
Distribution to noncontrolling interest declared	—	—	—	—	—	—	(158)	(158)
Balance, September 30, 2018	88,920,879	889	739,152	9,788	(120,924)	628,905	7,138	636,043

The accompanying notes are an integral part of these condensed consolidated financial statements

Independence Realty Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited and dollars in thousands)

	For the Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net income	$22,334	$11,881
Adjustments to reconcile net income to cash flow from operating activities:
Depreciation and amortization	38,602	33,590
Amortization of deferred financing costs	1,052	1,078
Stock compensation expense	2,400	1,966
Gain on sale of assets	(14,532)	—
Amortization related to derivative instruments	495	(52)
Changes in assets and liabilities:
Other assets	460	59
Accounts payable and accrued expenses	8,476	8,659
Accrued interest payable	63	291
Other liabilities	7	(157)
Net cash provided by (used in) operating activities	59,357	57,315
Cash flows from investing activities:
Acquisition of real estate properties	(80,079)	(154,082)
Disposition of real estate properties	38,731	—
Capital expenditures	(33,825)	(28,348)
Cash flow (used in) provided by investing activities	(75,173)	(182,430)
Cash flows from financing activities:
Proceeds from unsecured credit facility and term loans	161,060	169,000
Unsecured credit facility repayments	(110,500)	(22,000)
Mortgage principal repayments	(3,347)	(2,402)
Payments for deferred financing costs	(1,054)	(16)
Proceeds from issuance of common stock	18,726	19,204
Distributions on common stock	(48,443)	(36,527)
Distributions to noncontrolling interests	(482)	(499)
Repurchase of shares related to equity award tax withholding	(642)	(354)
Cash flow provided by (used in) financing activities	15,318	126,406
Net change in cash and cash equivalents, and restricted cash	(498)	1,291
Cash and cash equivalents, and restricted cash, beginning of period	16,045	14,619
Cash and cash equivalents, and restricted cash, end of the period	$15,547	$15,910
Reconciliation of cash, cash equivalents, and restricted cash to the Consolidated Balance Sheet
Cash and cash equivalents	$6,587	$7,645
Restricted cash	8,960	8,265
Total cash, cash equivalents, and restricted cash, end of period	$15,547	$15,910

The accompanying notes are an integral part of these condensed consolidated financial statements.

Independence Realty Trust, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

As of September 30, 2019

(Unaudited and dollars in thousands, except share and per share data)

NOTE 1: Organization

Independence Realty Trust, Inc. (“IRT”), is a self-administered and self-managed Maryland real estate investment trust, or REIT, which was formed on March 26, 2009.  Our primary purposes are to acquire, own, operate, improve, and manage multifamily apartment communities in non-gateway markets. As of September 30, 2019, we owned and operated 57 multifamily apartment properties, totaling 15,536 units across non-gateway U.S markets, including Atlanta, Louisville, Memphis, and Raleigh. We own substantially all of our assets and conduct our operations through Independence Realty Operating Partnership, LP (“IROP”), of which we are the sole general partner.

   As used herein, the terms “we,” “our” and “us” refer to IRT and, as required by context, IROP, and their subsidiaries.

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

e. Restricted Cash

Restricted cash includes escrows of our funds held by lenders to fund certain expenditures, such as real estate taxes and insurance, or to be released at our discretion upon the occurrence of certain pre-specified events.  As of September 30, 2019, and December 31, 2018, we had $8,960 and $6,729, respectively, of restricted cash.

Independence Realty Trust, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

As of September 30, 2019

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

The aggregate value of in-place leases is determined by evaluating various factors, including the terms of the leases that are in place and assumed lease-up periods. The value assigned to this intangible asset is amortized over the assumed lease up period, typically six months. During the three and nine months ended September 30, 2019, we acquired in-place leases with a value of $448 and $764, respectively, as part of related property acquisitions that are discussed further in Note 3. For the three and nine months ended September 30, 2019, we recorded $307 and $1,157, respectively, of amortization expense for intangible assets. For the three and nine months ended September 30, 2018, we recorded $567 and $2,900, respectively, of amortization expense for intangible assets. For the three and nine months ended September 30, 2019, we wrote-off fully amortized intangible assets of $0 and $1,532, respectively. For the three and nine months ended September 30, 2018, we wrote-off fully amortized intangible assets of $1,641 and $4,155, respectively. As of September 30, 2019, we expect to record additional amortization expense on current in-place intangible assets of $276 for the remainder of 2019.

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

Depreciation Expense

Depreciation expense for real estate assets is computed using a straight-line method based on a life of 40 years for buildings and improvements and five to ten years for equipment and fixtures. For the three and nine months ended September 30, 2019, we recorded $13,127 and $37,445 of depreciation expense, respectively. For the three and nine months ended September 30, 2018, we recorded $10,216 and $30,690 of depreciation expense, respectively.

Independence Realty Trust, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

As of September 30, 2019

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

We make ongoing estimates of the collectability of our base rents, tenant reimbursements, and other service fees included within rental and other property revenue.  Effective January 1, 2019, if collectability is not probable, we adjust rental and other property income for the amount of uncollectible revenue.  For the three and nine months ended September 30, 2019, we adjusted rental and other property income by $285 and $819, respectively, for uncollectible rental revenue.  Prior to January 1, 2019, we maintained an allowance for doubtful accounts based on an ongoing analysis of collectability and recorded changes in the allowance for doubtful accounts as bad debt expense within property operating expenses.  For the three and nine months ended September 30, 2018, we recorded bad debt expense of $236 and $286, respectively, within property operating expenses in the consolidated statements of operations.

For the three and nine months ended September 30, 2019, we recognized revenues of $80 and $103, respectively, related to recoveries of lost rental revenue due to natural disasters and other insurable events from our insurance providers. For the three and nine months ended September 30, 2018, we recognized revenues of $65 and $171, respectively, related to recoveries of lost rental revenue due to natural disasters and other insurable events from our insurance providers.

Advertising Expenses

In accordance with FASB ASC Topic 720, “Other Expenses”, we expense the costs of advertising as incurred. For the three and nine months ended September 30, 2019, we incurred $612 and $1,763 of advertising expenses, respectively. For the three and nine months ended September 30, 2018, we incurred $577 and $1,674 of advertising expenses, respectively.

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

As of September 30, 2019

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

FASB ASC Topic 825, “Financial Instruments” requires disclosure of the fair value of financial instruments for which it is practicable to estimate that value. Given that cash and cash equivalents and restricted cash are short term in nature with limited fair value volatility, the carrying amount is deemed to be a reasonable approximation of fair value and the fair value input is classified as a Level 1 fair value measurement. The fair value input for the derivatives is classified as a Level 2 fair value measurement within the fair value hierarchy. The fair value inputs for our unsecured credit facility and term loans are classified as Level 2 fair value measurements within the fair value hierarchy. The fair value of mortgage indebtedness is based on a discounted cash flows valuation

Independence Realty Trust, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

As of September 30, 2019

(Unaudited and dollars in thousands, except share and per share data)

technique. As this technique utilizes current credit spreads, which are generally unobservable, this is classified as a Level 3 fair value measurement within the fair value hierarchy.  We determine appropriate credit spreads based on the type of debt and its maturity. There were no transfers between levels in the fair value hierarchy for the nine months ended September 30, 2019. The following table summarizes the carrying amount and the fair value of our financial instruments as of the periods indicated:

	As of September 30, 2019		As of December 31, 2018
Financial Instrument	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Cash and cash equivalents	$6,587	$6,587	$9,316	$9,316
Restricted cash	8,960	8,960	6,729	6,729
Derivative assets	982	982	8,307	8,307

Liabilities
Debt:
Unsecured credit facility	153,915	156,303	153,983	155,743
Term loans	298,594	300,000	248,380	250,000
Mortgages	526,821	528,140	583,125	577,112
Derivative liabilities	12,415	12,415	—	—

j. Deferred Financing Costs

Costs incurred in connection with debt financing are deferred and classified within indebtedness and charged to interest expense over the terms of the related debt agreements, under the effective interest method.

k. Office Leases

We apply FASB ASC Topic 842, “Leases”, which requires a lessee to recognize a right-of-use asset and a lease liability on the balance sheet at the lease commencement date for all leases, except those leases with terms of less than a year.  We lease corporate office space under leases with terms of up to 10 years and that may include extension options, but that do not include any residual value guarantees or restrictive covenants. As of September 30, 2019, we had $2,928 of operating lease right-of-use assets and $3,206 of operating lease liabilities related to our corporate office leases. The operating lease right-of-use assets are presented within other assets and the operating lease liabilities are presented within other liabilities in our consolidated balance sheet. We recorded $154 and $433, respectively, of total operating lease expense during the three and nine months ended September 30, 2019, which is recorded within property management expense and general and administrative expenses in our consolidated statements of operations.

l. Income Taxes

We have elected to be taxed as a REIT beginning with the taxable year ended December 31, 2011.  Accordingly, we recorded no income tax expense for the three and nine months ended September 30, 2019 and 2018.

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

As of September 30, 2019

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

NOTE 3: Investments in Real Estate

As of September 30, 2019, our real estate portfolio consisted of 57 apartment properties with 15,536 units.  The table below summarizes our investments in real estate:

	As of September 30, 2019	As of December 31, 2018	Depreciable Lives (In years)
Land	$221,767	$209,111	—
Building	1,412,855	1,384,810	40
Furniture, fixtures and equipment	97,770	66,502	5-10
Total investment in real estate	$1,732,392	$1,660,423
Accumulated depreciation	(145,075)	(112,270)
Investments in real estate, net	$1,587,317	$1,548,153

As of September 30, 2019, we owned one property that was classified as held for sale. The 300-unit property held for sale, Iron Rock, is located in Austin, TX and had a net carrying value of $32,381 as of September 30, 2019.

We had three properties classified as held for sale as of December 31, 2018.

Acquisitions

The below table summarizes our acquisitions for the nine months ended September 30, 2019.

Property Name	Date of Purchase	Location	Units	Contract Price
North Park	4/30/2019	Atlanta, GA	224	$28,000
Rocky Creek	7/11/2019	Tampa, FL	264	$48,000
Total			488	$76,000

Independence Realty Trust, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

As of September 30, 2019

(Unaudited and dollars in thousands, except share and per share data)

The following table summarizes the aggregate relative fair value of the assets and liabilities associated with the properties acquired during the nine-month period ended September 30, 2019, on the date of acquisition, accounted for under FASB ASC Topic 805-50-15-3.

Description	Fair Value of Assets Acquired During The Nine Months Ended September 30, 2019
Assets acquired:
Investments in real estate (a)	$75,429
Other assets	128
Intangible assets	764
Total assets acquired	$76,321
Liabilities assumed:
Accounts payable and accrued expenses	$345
Other liabilities	166
Total liabilities assumed	511
Estimated fair value of net assets acquired	$75,810

(a)	Included $193 of property related acquisition costs capitalized during the nine months ended September 30, 2019.

In October 2019, we acquired a 318-unit property located in Raleigh, NC for a purchase price of $52,925.

Dispositions

The below table summarizes our dispositions for the nine months ended September 30, 2019.

Property Name	Date of Sale	Sale Price	Gain (loss) on sale (1)
Reserve at Eagle Ridge	4/30/2019	$42,000	$12,294
Little Rock, AR Portfolio	7/18/2019	$56,500	$2,230
Total		$98,500	$14,524
(1)	The gain (loss) for these properties is net of $5,233 of debt prepayment premium costs.

NOTE 4: Indebtedness

The following tables contain summary information concerning our indebtedness as of September 30, 2019:

Debt:	Outstanding Principal	Unamortized Debt Issuance Costs	Carrying Amount	Type	Weighted Average Rate	Weighted Average Maturity (in years)
Unsecured credit facility (1)	$156,303	$(2,388)	$153,915	Floating	3.5%	3.6
Unsecured term loans	300,000	(1,406)	298,594	Floating	3.5%	4.6
Mortgages	528,713	(1,892)	526,821	Fixed	3.8%	4.3
Total Debt	$985,016	$(5,686)	$979,330		3.7%	4.3
(1)	The total capacity under the unsecured credit facility is $350,000, of which $156,303 was outstanding as of September 30, 2019.

	Original maturities on or before December 31,
Debt:	2019	2020	2021	2022	2023	Thereafter
Unsecured credit facility	$—	$—	$—	$—	$156,303	$—
Unsecured term loans	—	—	—	—	—	300,000
Mortgages	1,602	8,135	76,033	70,700	107,202	265,041
Total	$1,602	$8,135	$76,033	$70,700	$263,505	$565,041

Independence Realty Trust, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

As of September 30, 2019

(Unaudited and dollars in thousands, except share and per share data)

As of September 30, 2019, we were in compliance with all financial covenants contained in documents governing our indebtedness.

The following table contains summary information concerning our indebtedness as of December 31, 2018:

Debt:	Outstanding Principal	Unamortized Debt Issuance Costs	Carrying Amount	Type	Weighted Average Rate	Weighted Average Maturity (in years)
Unsecured credit facility (1)	$155,743	$(1,760)	$153,983	Floating	3.9%	2.7
Unsecured term loans	250,000	(1,620)	248,380	Floating	4.0%	5.4
Mortgages	585,672	(2,547)	583,125	Fixed	3.8%	5.1
Total Debt	$991,415	$(5,927)	$985,488		3.9%	4.8

(1)	The total capacity under the unsecured credit facility was $300,000, of which $155,743 was outstanding as of December 31, 2018.

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

Mortgages

On April 30, 2019, we extinguished a property mortgage in the amount of $18,850 in connection with a property disposition.

On July 18, 2019, we extinguished two property mortgages in the amounts of $20,527 and $14,235, respectively, in connection with two property dispositions.

NOTE 5: Derivative Financial Instruments

The following table summarizes the aggregate notional amount and estimated net fair value of our derivative instruments as of September 30, 2019 and December 31, 2018:

	As of September 30, 2019			As of December 31, 2018
	Notional	Fair Value of Assets	Fair Value of Liabilities	Notional	Fair Value of Assets	Fair Value of Liabilities
Cash flow hedges:
Interest rate swap	$150,000	$982	$—	$150,000	$4,751	$—
Interest rate collars	250,000	—	6,617	250,000	3,556	—
Forward interest rate swap	—	—	5,798	—	—	—
Total	$400,000	$982	$12,415	$400,000	$8,307	$—

Forward interest rate swap

On May 9, 2019, we entered into a forward-starting interest rate swap contract with a notional value of $150,000 and a strike of 2.176%. The forward interest rate swap has an effective date of June 17, 2021 and a maturity date of June 17, 2026. We designated

Independence Realty Trust, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

As of September 30, 2019

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

For our interest rate swap and collars that are considered highly effective hedges, we reclassified realized gains of $251 and $1,277 to earnings within interest expense for the three and nine months ended September 30, 2019, respectively, and we expect $370 to be reclassified out of accumulated other comprehensive income to earnings over the next 12 months.

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

On September 12, 2019, our board of directors declared a distribution of $0.18 per share, which was paid on October 25, 2019 to common shareholders of record as of September 27, 2019.

During the three and nine months ended September 30, 2019, we also paid $0 and $209, respectively, of dividends on restricted common share awards that vested during the period.

During the three months ended September 30, 2019, we issued an aggregate of 972,887 shares under our At-the-Market Issuance Sales Agreement entered into in August 4, 2017, with various sales agents (the “ATM Sales Agreement”) at a weighted average price of $13.45, resulting in $12,763 of net proceeds, after deducting $260 of commissions. During the nine months ended September 30, 2019, we issued an aggregate of 1,548,591 shares under the ATM Sales Agreement at a weighted average price of $12.59, resulting in $18,842 of net proceeds, after deducting $385 of commissions. Pursuant to the ATM Sales Agreement $96,014 remained available for issuance as of September 30, 2019.

Noncontrolling Interest

During the three and nine months ended September 30, 2019, no IROP unitholders exchanged any units for shares of our common stock or cash.

As of September 30, 2019, 881,107 IROP units held by unaffiliated third parties remain outstanding.

Independence Realty Trust, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

As of September 30, 2019

(Unaudited and dollars in thousands, except share and per share data)

On March 18, 2019, our board of directors declared a distribution of $0.18 per unit, which was paid on April 25, 2019 to IROP unitholders of record as of March 29, 2019.

On June 17, 2019, our board of directors declared a distribution of $0.18 per unit, which was paid on July 25, 2019 to IROP unitholders of record as of June 28, 2019.

On September 12, 2019, our board of directors declared a distibution of $0.18 per unit, which was paid on October 25, 2019 to IROP unitholders of record as of September 27, 2019.

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

NOTE 8: Earnings Per Share

The following table presents a reconciliation of basic and diluted earnings per share for the three and nine months ended September 30, 2019 and 2018:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$4,912	$4,836	$22,334	$11,881
Income allocated to noncontrolling interest	(49)	(49)	(222)	(173)
Net income allocable to common shares	4,863	4,787	22,112	11,708
Weighted-average shares outstanding—Basic	90,027,540	87,702,078	89,513,834	86,559,294
Weighted-average shares outstanding—Diluted	90,691,368	88,046,311	90,234,840	86,818,337
Earnings per share—Basic	$0.05	$0.05	$0.25	$0.14
Earnings per share—Diluted	$0.05	$0.05	$0.25	$0.13

Certain IROP units and unvested shares were excluded from the earnings per share computation because their effect would have been anti-dilutive, totaling 881,107 for the three and nine months ended September 30, 2019, and 881,107 and 962,066 for the three and nine months ended September 30, 2018, respectively.

Independence Realty Trust, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

As of September 30, 2019

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

Overview

Our Company

We are a self-administered and self-managed Maryland real estate investment trust (“REIT”), that acquires, owns, operates, improves and manages multifamily apartment communities across non-gateway U.S. markets.  As of September 30, 2019, we owned and operated 57 multifamily apartment properties that contain 15,536 units. Our properties are located in Georgia, North Carolina, Tennessee, Kentucky, Ohio, Oklahoma, Indiana, Texas, Florida, South Carolina, Missouri, Louisiana, and Alabama. We do not have any foreign operations. Our executive offices are located at 1835 Market Street, Suite 2601, Philadelphia, PA 19103 and our telephone number is (267) 270-4800. We have offices in Philadelphia, Pennsylvania and Chicago, Illinois. As of September 30, 2019, we had approximately 444 employees who provided real estate operations, leasing, financial, accounting, acquisition, disposition, development, and other support functions.

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

Property Portfolio

As of September 30, 2019, we owned 57 multifamily apartment properties, totaling 15,536 units, as summarized below by market.

(Dollars in thousands, except per unit data)	As of September 30, 2019				For the Three Months Ended September 30, 2019
Market	Number of Properties	Units	Gross Real Estate Assets	Period End Occupancy	Average Effective Monthly Rent per Unit	Net Operating Income	% of NOI
Atlanta, GA	6	2,020	$253,062	93.4%	$1,163	$4,495	14.8%
Raleigh - Durham, NC	5	1,372	190,618	92.8%	1,199	3,175	10.4%
Louisville, KY	6	1,710	196,882	88.9%	1,004	3,027	10.0%
Memphis, TN	4	1,383	144,311	90.5%	1,143	2,941	9.7%
Columbus, OH	6	1,547	152,162	92.5%	1,011	2,603	8.6%
Tampa-St. Petersburg, FL	4	1,104	171,537	90.2%	1,212	2,331	7.7%
Oklahoma City, OK	5	1,658	77,369	96.2%	671	1,950	6.4%
Indianapolis, IN	4	916	91,010	94.4%	1,014	1,571	5.2%
Dallas, TX	3	734	86,952	94.8%	1,206	1,503	4.9%
Myrtle Beach, SC - Wilmington, NC	3	628	63,301	93.3%	1,053	1,363	4.5%
Charleston, SC	2	518	79,852	94.0%	1,314	1,128	3.7%
Orlando, FL	1	297	48,613	93.9%	1,488	853	2.8%
Charlotte, NC	1	208	42,139	95.7%	1,573	687	2.3%
Asheville, NC	1	252	28,615	97.6%	1,152	615	2.0%
Austin, TX (a)	1	300	36,230	93.0%	1,329	556	1.8%
Chattanooga, TN	2	295	27,195	97.6%	980	467	1.5%
St. Louis, MO	1	152	33,548	92.8%	1,472	463	1.5%
Huntsville, AL	1	178	16,422	98.3%	974	359	1.2%
Baton Rouge, LA	1	264	28,804	84.9%	901	326	1.1%
Total/Weighted Average	57	15,536	$1,768,622	92.8%	$1,084	$30,413	100.0%

(a)	Market includes one property which has been classified as held for sale as of September 30, 2019.

As of September 30, 2019, our same-store portfolio consisted of 49 multifamily apartment properties, totaling 13,397 units.  See “Non-GAAP Financial Measures – Same Store Portfolio Net Operating Income” below for our methodology for determining our same store portfolio and definitions and reconciliations related to our net operating income and net operating income margin.

Value Add

Value add initiatives, comprised of renovations and upgrades at selected communities to drive increased rental rates, remain a core component of our growth strategy for 2019 and beyond. In 2018, we identified 3,929 units across 12 properties for renovations as part of our Phase I and II value add initiative.  In July 2019, we identified eight additional properties totaling 2,402 units to represent Phase III of our value add initiative. In total, we are renovating 20 of our properties comprising 6,331 units or 41% of our total units as of September 30, 2019.

As of September 30, 2019, we were renovating 14 properties and had completed 2,364 of the 4,553 units at these 14 properties.  We expect to substantially complete the remaining Phase I and II unit renovations in the first half of 2020.  We expect to commence renovations at the Phase III units during the remainder of 2019 and first half of 2020.

Capital Recycling

Our capital recycling program consists of disposing of assets in markets where we lack scale and/or markets where management believes that long term growth outlook is not as attractive relative to other markets.

In April 2019, we sold a 370-unit property located in Chicago, IL for $42.0 million. We recorded a gain of $12.3 million for this property, which is net of $2.0 million of debt extinguishment costs. In July 2019, we sold two properties in Little Rock, AR for $56.5 million. We recorded a gain of $2.2 million associated with these properties, which is net of $3.2 million of debt extinguishment costs.

In April 2019, we purchased a 224-unit property located in Atlanta, GA for $28.0 million. In July 2019, we purchased a 264-unit property located in Tampa, FL for $48.0 million.

In October 2019, we purchased a 318-unit property located in Raleigh, NC for $52.9 million.

New Unsecured Credit Facility

On May 9, 2019, we closed on a new $350.0 million unsecured credit facility that consists entirely of a revolving line of credit (the “Unsecured Revolving Line of Credit”), refinancing and terminating the previous unsecured credit facility and term loan agreement. We have the right to increase the aggregate amount of the unsecured revolving line of credit to up to $600.0 million.  The maturity date on borrowings outstanding under the Unsecured Revolving Line of Credit is May 9, 2023, subject to our option to extend the revolving commitment for two additional 6-month periods under certain circumstances, including the payment of an extension fee.  We may prepay the Unsecured Revolving Line of Credit, in whole or in part, at any time without a prepayment fee or penalty.  At our option, borrowings under the Unsecured Revolving Line of Credit will bear interest at a rate equal to either (i) the 1-month LIBOR rate plus a margin of 125 to 200 basis points, or (ii) a base rate plus a margin of 25 to 100 basis points. The applicable margin is determined based upon our total consolidated leverage ratio. At the time of closing and at September 30, 2019, based on our leverage ratio, the margin spread to LIBOR was 155 basis points.

Results of Operations

Three Months Ended September 30, 2019 compared to the Three Months Ended September 30, 2018

	SAME STORE PROPERTIES				NON SAME STORE PROPERTIES				CONSOLIDATED
(Dollars in thousands)	Three Months Ended September 30,				Three Months Ended September 30,				Three Months Ended September 30,
	2019	2018	Increase (Decrease)	% Change	2019	2018	Increase (Decrease)	% Change	2019	2018	Increase (Decrease)	% Change
Property Data:
Number of properties	49	49			8	9	(1)	-11.1%	57	58	(1)	-1.7%
Number of units	13,397	13,397			2,139	2,463	(324)	-13.2%	15,536	15,860	(324)	-2.0%
Average occupancy	93.4%	93.4%	0.0%	n/a	94.3%	93.9%	0.4%	n/a	93.5%	93.5%	0.0%	n/a
Average effective monthly rent, per unit	1,078	1,020	58	5.7%	1,126	1,043	83	8.0%	1,084	1,024	61	5.9%
Revenue:
Rental and other property revenue	$43,686	$40,975	$2,711	6.6%	$7,371	$7,669	$(298)	-3.9%	$51,057	$48,644	$2,413	5.0%
Expenses:
Property operating expenses	17,268	16,547	721	4.4%	3,278	3,245	33	1.0%	20,546	19,792	754	3.8%
Net Operating Income	$26,418	$24,428	$1,990	8.1%	$4,093	$4,424	$(331)	-7.5%	$30,511	$28,852	$1,659	5.8%

Other Revenue:
Other revenue									$242	$135	$107	79.3%
Corporate and other expenses:
Property management expenses									1,901	1,661	240	14.4%
General and administrative expenses									3,113	2,578	535	20.8%
Depreciation and amortization expense									13,434	10,783	2,651	24.6%
Total corporate and other expenses									18,448	15,022	3,426	22.8%
Interest expense									(9,783)	(9,129)	(654)	7.2%
Gains on sale of assets									2,390	—	2,390	nm
Net income									4,912	4,836	76	1.6%
Income allocated to noncontrolling interests									(49)	(49)	—	0.0%
Net income available to common shares									$4,863	$4,787	$76	1.6%

Revenue

Rental and other property revenue. Rental and other property revenue increased $2.5 million to $51.1 million for the three months ended September 30, 2019 from $48.6 million for the three months ended September 30, 2018. The increase was primarily attributable to a $2.7 million increase in same store rental and other property revenue driven by a 5.7% increase in average effective monthly rents compared to the prior year period. This was partially offset by a $0.2 million decrease in non same store rental and other property revenue compared to the prior year period. The non same store rental and other property revenue decrease was due to the number of properties included in each period being different as a result of the timing of property sales and acquisitions.

Other revenue. Other revenue increased $0.1 million to $0.2 million for the three months ended September 30, 2019 compared to $0.1 million for the three months ended September 30, 2018.

Expenses

Property operating expenses. Property operating expenses increased $0.7 million to $20.5 million for the three months ended September 30, 2019 from $19.8 million for the three months ended September 30, 2018. The increase was due to a $0.7 million increase in same store property operating expenses primarily driven by higher property taxes.

Property management expenses. Property management expenses increased $0.2 million to $1.9 million for the three months ended September 30, 2019 from $1.7 million for the three months ended September 30, 2018. This was primarily due to an increase in compensation expense, software costs, and travel costs for our property management function as we have increased both the number of personnel and the use of technology to drive future operating efficiencies.

General and administrative expenses. General and administrative expenses increased $0.5 million to $3.1 million for the three months ended September 30, 2019 from $2.6 million for the three months ended September 30, 2018. This increase was primarily due to an increase in compensation expense as the size of our corporate office has grown to support asset management functions including the oversight of our value add initiative and general portfolio optimization.

Depreciation and amortization expense. Depreciation and amortization expense increased $2.6 million to $13.4 million for the three months ended September 30, 2019 from $10.8 million for the three months ended September 30, 2018. The increase was attributable to a $1.5 million increase in depreciation expense from capital expenditures related to our value add program for the three months ended September 30, 2019 compared to the three months ended September 30, 2018 and an increase of $0.9 million related to six property acquisitions since the beginning of the three month period beginning September 30, 2018.

Interest expense. Interest expense increased $0.7 million to $9.8 million for the three months ended September 30, 2019 from $9.1 million for the three months ended September 30, 2018. This is primarily due to a $105.3 million increase in the balance of our unsecured credit facility and term loans from September 30, 2018 to September 30, 2019, which related to our investments in additional property acquisitions and value add related capital expenditures.

Nine Months Ended September 30, 2019 compared to the Nine Months Ended September 30, 2018

	SAME STORE PROPERTIES				NON SAME STORE PROPERTIES				CONSOLIDATED
(Dollars in thousands)	Nine Months Ended September 30,				Nine Months Ended September 30,				Nine Months Ended September 30,
	2019	2018	Increase (Decrease)	% Change	2019	2018	Increase (Decrease)	% Change	2019	2018	Increase (Decrease)	% Change
Property Data:
Number of properties	49	49			8	9	(1)	-11.1%	57	58	(1)	-1.7%
Number of units	13,397	13,397			2,139	2,463	(324)	-13.2%	15,536	15,860	(324)	-2.0%
Average occupancy	93.3%	93.7%	-0.4%	n/a	95.1%	94.2%	0.8%	n/a	93.6%	93.8%	-0.2%	n/a
Average effective monthly rent, per unit	1,058	1,005	52	5.2%	1,083	1,052	31	3.0%	1,061	1,011	50	4.9%
Revenue:
Rental and other property revenue	$128,280	$121,626	$6,654	5.5%	$23,090	$19,368	$3,722	19.2%	$151,370	$140,994	$10,376	7.4%
Expenses:
Property operating expenses	50,510	48,956	1,554	3.2%	9,994	7,957	2,037	25.6%	60,504	56,913	3,591	6.3%
Net Operating Income	$77,770	$72,670	$5,100	7.0%	$13,096	$11,411	$1,685	14.8%	$90,866	$84,081	$6,785	8.1%

Other Revenue:
Other revenue									$425	$429	$(4)	-0.9%
Corporate and other expenses:
Property management expenses									5,776	4,936	840	17.0%
General and administrative expenses									9,758	8,184	1,574	19.2%
Depreciation and amortization expense									38,602	33,590	5,012	14.9%
Total corporate and other expenses									54,136	46,710	7,426	15.9%
Interest expense									(29,353)	(26,063)	(3,290)	12.6%
Other income									—	144	(144)	nm
Gains on sale of assets									14,532	—	14,532	nm
Net income									22,334	11,881	10,453	88.0%
Income allocated to noncontrolling interests									(222)	(173)	(49)	-28.3%
Net income available to common shares									$22,112	$11,708	$10,404	88.9%

Revenue

Rental and other property revenue. Rental and other property revenue increased $10.4 million to $151.4 million for the nine months ended September 30, 2019 from $141.0 million for the nine months ended September 30, 2018. The increase was primarily attributable to a $6.7 million increase in same store rental and other property revenue driven by a 5.2% increase in average effective monthly rents compared to the prior year period partially offset by a 30 basis point decrease in average occupancy compared to the prior year and a $3.7 million increase in non same store rental and other property revenue. The non same store rental and other property revenue increase was due to the number of properties included in each period being different as a result of the timing of property sales and acquisitions.

Other revenue. Other revenue remained consistent at $0.4 million for the nine months ended September 30, 2019 and 2018.

Expenses

Property operating expenses. Property operating expenses increased $3.6 million to $60.5 million for the nine months ended September 30, 2019 from $56.9 million for the nine months ended September 30, 2018. The increase was due to a $1.6 million increase in same store property operating expenses primarily driven by higher property taxes and a $2.0 million increase in our non same store property operating expenses. The non same store property operating expenses increase was due to the number of properties included in each period being different as a result of the timing of property sales and acquisitions.

Property management expenses: Property management expenses increased $0.9 million to $5.8 million for the nine months ended September 30, 2019 from $4.9 million for the nine months ended September 30, 2018. This was primarily due to an increase in compensation expense, software costs, and travel costs for our property management function as we have increased both the number of personnel and the use of technology to drive future operating efficiencies.

General and administrative expenses. General and administrative expenses increased $1.6 million to $9.8 million for the nine months ended September 30, 2019 from $8.2 million for the nine months ended September 30, 2018. This increase was primarily due to an increase in compensation expense as the size of our corporate office has grown to support asset management functions including the oversight of our value add initiative and general portfolio optimization.

Depreciation and amortization expense. Depreciation and amortization expense increased $5.0 million to $38.6 million for the nine months ended September 30, 2019 from $33.6 million for the nine months ended September 30, 2018. The increase was attributable to a $4.2 million increase in depreciation expense driven by capital expenditures from our value add program for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 and a $1.0 million increase in depreciation expense due to 2019 capital recycling activity.

Interest expense. Interest expense increased $3.3 million to $29.4 million for the nine months ended September 30, 2019 from $26.1 million for the nine months ended September 30, 2018. This is primarily due to a $105.3 million increase in the balance of our unsecured credit facility and term loans from September 30, 2018 to September 30, 2019, which related to our investments in additional property acquisitions and value add related capital expenditures.

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

Set forth below is a reconciliation of net income (loss) to FFO and CFFO for the three and nine months ended September 30, 2019 and 2018 (in thousands, except share and per share information):

	For the Three Months Ended September 30, 2019		For the Three Months Ended September 30, 2018
	Amount	Per Share (1)	Amount	Per Share (2)
Funds From Operations (FFO):
Net income (loss)	$4,912	$0.05	$4,836	$0.05
Adjustments:
Real estate depreciation and amortization	13,313	0.15	10,738	0.13
Net (gains) losses on sale of assets excluding debt extinguishment costs	(5,594)	(0.06)	—	—
FFO	$12,631	$0.14	$15,574	$0.18
Core Funds From Operations (CFFO):
FFO	$12,631	$0.14	$15,574	$0.18
Adjustments:
Stock compensation expense	692	0.01	563	0.01
Amortization of deferred financing costs	351	—	309	—
Other depreciation and amortization	121	—	45	—
Debt extinguishment costs included in net gains (losses) on sale of assets	3,204	0.04	—	—
CFFO	$16,999	$0.19	$16,491	$0.19

	For the Nine Months Ended September 30, 2019		For the Nine Months Ended September 30, 2018
	Amount	Per Share (1)	Amount	Per Share (2)
Funds From Operations (FFO):
Net income (loss)	$22,334	$0.25	$11,881	$0.14
Adjustments:
Real estate depreciation and amortization	38,306	0.42	33,489	0.38
Net (gains) losses on sale of assets excluding debt extinguishment costs	(19,765)	(0.22)	—	—
FFO	$40,875	$0.45	$45,370	$0.52
Core Funds From Operations (CFFO):
FFO	$40,875	$0.45	$45,370	$0.52
Adjustments:
Stock compensation expense	2,400	0.03	1,966	0.02
Amortization of deferred financing costs	1,052	0.01	1,078	0.01
Other depreciation and amortization	296	—	101	—
Other expense (income)	—	—	(52)	—
Debt extinguishment costs included in net gains (losses) on sale of assets	5,233	0.06	—	—
CFFO	$49,856	$0.55	$48,463	$0.55

(1)	Based on 90,908,646 and 90,394,941 weighted-average shares and units outstanding for the three and nine months ended September 30, 2019, respectively.
(2)	Based on 88,585,940 and 87,870,135 weighted-average shares and units outstanding for the three and nine months ended September 30, 2018, respectively.

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

Set forth below is a reconciliation of same store net operating income to net income (loss) available to common shares for the three and nine months ended September 30, 2019 and 2018 (in thousands, except per unit data):

	Three Months Ended September 30, (a)			Nine Months Ended September 30, (a)
	2019	2018	% change	2019	2018	% change
Revenue:
Rental and other property revenue	$43,686	$40,975	6.6%	$128,280	$121,626	5.5%
Property Operating Expenses
Real estate taxes	5,299	4,749	11.6%	16,034	14,592	9.9%
Property insurance	865	820	5.5%	2,537	2,626	-3.4%
Personnel expenses	4,282	4,188	2.2%	12,315	12,176	1.1%
Utilities	2,860	2,621	9.1%	8,148	7,803	4.4%
Repairs and maintenance	1,812	1,714	5.7%	4,869	4,357	11.8%
Contract services	1,099	1,223	-10.1%	3,452	3,709	-6.9%
Advertising expenses	466	460	1.3%	1,362	1,363	-0.1%
Other expenses	585	772	-24.2%	1,793	2,330	-23.0%
Total property operating expenses	17,268	16,547	4.4%	50,510	48,956	3.2%
Net operating income	$26,418	$24,428	8.1%	$77,770	$72,670	7.0%
NOI Margin	60.5%	59.6%	0.9%	60.6%	59.7%	0.9%
Average Occupancy	93.4%	93.4%	0.0%	93.3%	93.7%	-0.4%
Average effective monthly rent, per unit	$1,078	$1,020	5.7%	$1,058	$1,005	5.2%
Reconciliation of Same-Store Net Operating Income to Net Income (Loss)
Same-store portfolio net operating income (a)	$26,418	$24,428		$77,770	$72,670
Non same-store net operating income	4,093	4,424		13,096	11,411
Other revenue	242	135		425	429
Property management expenses	(1,901)	(1,661)		(5,776)	(4,936)
General and administrative expenses	(3,113)	(2,578)		(9,758)	(8,184)
Depreciation and amortization	(13,434)	(10,783)		(38,602)	(33,590)
Interest expense	(9,783)	(9,129)		(29,353)	(26,063)
Other income (expense)	—	—		—	144
Net gains (losses) on sale of assets	2,390	—		14,532	—
Net income (loss)	$4,912	$4,836		$22,334	$11,881
(a)	Same store portfolio for the three and nine months ended September 30, 2019 and 2018 included 49 properties containing 13,397 units.

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

We intend to meet our liquidity requirements primarily through a combination of one or more of the following:

•	the use of our cash and cash equivalent of $6.6 million as of September 30, 2019;
•	existing and future unsecured financing, including advances under our unsecured credit facility, and financing secured directly or indirectly by the apartment properties in our portfolio;
•	cash generated from operating activities;
•	net cash proceeds from property sales, including sales undertaken as part of our capital recycling strategy and other sales; and
•	proceeds from the sales of our common stock and other equity securities, including common stock that may be sold under our at-the-market program.

Cash Flows

As of September 30, 2019 and 2018, we maintained cash and cash equivalents, and restricted cash of approximately $15.5 million and $15.9 million, respectively. Our cash and cash equivalents were generated from the following activities (dollars in thousands):

	For the Nine Months Ended September 30,
	2019	2018
Cash flow from operating activities	$59,357	$57,315
Cash flow from investing activities	(75,173)	(182,430)
Cash flow from financing activities	15,318	126,406
Net change in cash and cash equivalents, and restricted cash	(498)	1,291
Cash and cash equivalents, and restricted cash, beginning of period	16,045	14,619
Cash and cash equivalents, and restricted cash, end of the period	$15,547	$15,910

The increase in our cash flow from operating activities during the nine months ended September 30, 2019 was primarily driven by higher net operating income from our property portfolio.

Our cash outflow from investing activities during the nine months ended September 30, 2019 was primarily due to two property acquisitions and capital expenditures partially offset by three property dispositions. Our cash outflow from investing activities during the nine months ended September 30, 2018 was primarily due to six property acquisitions and capital expenditures.

Our cash inflow from financing activities during the nine months ended September 30, 2019 was primarily due to draws on our unsecured credit facility and term loans related to the acquisition of two properties and issuances of common stock under our ATM Sales Agreement, partially offset by repayments of our unsecured credit facility, dividends on our common stock, and distributions on noncontrolling interests. Our cash inflow from financing activities during the nine months ended September 30, 2018 was primarily due to draws on our current and previous credit facilities related to the acquisitions of six properties, partially offset by dividends on our common stock and distributions on noncontrolling interests.

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

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements during the nine months ended September 30, 2019 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our interests.

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

Our 2018 Annual Report on Form 10-K contains a discussion of qualitative and quantitative market risks. There have been no material changes in quantitative and qualitative market risks during the nine months ended September 30, 2019 from the disclosures included in our 2018 Annual Report on Form 10-K.

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

Effective as of September 30, 2019, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation referred to above during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On October 30, 2019, our board of directors amended and restated our Bylaws to provide that our stockholders, by the affirmative vote of a majority of all votes entitled to be cast on the matter, shall have the power to make and adopt new Bylaws or to amend, alter or repeal the Bylaws.  The amendment to the Bylaws is effective immediately.  Prior to the amendment, our board of directors had the exclusive power to amend the Bylaws.  Following the amendment, our board of directors and our stockholders have the concurrent power to amend the Bylaws.

The foregoing summary description of the amendment to the Bylaws is not intended to be complete and is qualified in its entirety by reference to the full text of the amended and restated Bylaws, which is attached as Exhibit 3.2 to this Form 10-Q and is incorporated herein by reference

Item 6.	Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

3.2	Amended and Restated Bylaws of Independence Realty Trust, Inc., filed herewith.

10.1*	Amendment No. 2 dated as of October 23, 2019 to the Independence Realty Trust, Inc. Long Term Incentive Plan (Amended and Restated as of May 12, 2016), filed herewith.

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

101

The following materials, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2019 and 2018, (iii) Condensed Consolidated Statement of Comprehensive Income (Loss) for the three and nine months ended September 30, 2019 and 2018, (iv) Condensed Consolidated Statements of Changes in Equity for the three and nine months ended September 30, 2019, (v) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2019 and 2018 and (vi) notes to the condensed consolidated financial statements as of September 30, 2019.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

* Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Independence Realty Trust, Inc.

Date: October 31, 2019	By:	/s/ Scott f. Schaeffer
Scott F. Schaeffer
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: October 31, 2019	By:	/s/ James J. Sebra
James J. Sebra
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: October 31, 2019	By:	/s/ Jason R. Delozier
Jason R. Delozier
Chief Accounting Officer
(Principal Accounting Officer)