Form 10-K
period 2019-12-31
INDEPENDENCE REALTY TRUST, INC.
filed 2020-02-18
CIK 1466085

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                      to                     .

Commission file number 001-36041

INDEPENDENCE REALTY TRUST, INC.

(Exact name of registrant as specified in its charter)

Maryland	26-4567130
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1835 Market Street, Suite 2601, Philadelphia, PA	19103
(Address of principal executive offices)	(Zip Code)

(267) 270-4800

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock	IRT	NYSE

Securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

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

The aggregate market value of the shares of common stock of the registrant held by non-affiliates of the registrant, based upon the closing price of such shares on June 28, 2019 of $11.57, was approximately $1,043,558,574.

As of February 11, 2020 there were 91,133,802 outstanding shares of the registrant’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for registrant’s 2020 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

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

Our Company

We are a self-administered and self-managed Maryland real estate investment trust (“REIT”), that acquires, owns, operates, improves and manages multifamily apartment communities across non-gateway U.S. markets.  As of December 31, 2019, we owned and operated 57 multifamily apartment properties that contain 15,554 units. Our properties are located in Georgia, North Carolina, Tennessee, Kentucky, Ohio, Oklahoma, Indiana, Texas, Florida, South Carolina, Missouri, Louisiana, and Alabama. We do not have any foreign operations and our business is not seasonal. Our executive offices are located at 1835 Market Street, Suite 2601, Philadelphia, PA 19103 and our telephone number is (267) 270-4800. We have offices in Philadelphia, Pennsylvania and Chicago, Illinois.

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

•

Acquire properties that have operating upside through professional property management strategies. We have expertise in acquiring and managing properties to maximize the net operating income of such properties through effective marketing and leasing, disciplined management of rental rates and efficient expense management. We seek to acquire properties that we believe possess significant prospects for increased occupancy and rental revenue growth. Our target profile for acquisitions currently is midrise/garden-style apartments containing 150-500 units with high quality amenities that we can acquire at less than replacement cost in the $15 million to $50 million price range with a five to fifteen-year operating track record. We do not intend to limit ourselves to properties in this target profile, however, and may make acquisitions outside of this profile or change our target profile whenever market conditions warrant.

•

Selectively use our capital to improve apartment properties where we believe the return on our investment will be accretive to stockholders. We have significant experience allocating capital to value-added improvements of apartment properties to produce better occupancy and rental rates. We will selectively deploy our capital into revenue-enhancing capital projects that we believe will improve the physical plant or market positioning of particular apartment properties and generate increased income over time. This value add initiative is a core component of our growth strategy.

•

Selectively dispose of properties that no longer meet our long-term strategy or when market conditions are favorable. Dispositions also allow us to realize a portion of the value created through our investments and provide additional liquidity. In evaluating potential dispositions, we evaluate the opportunity to strategically exit markets where we lack scale and redeploy sales proceeds to fund acquisitions and renovations and to reduce our leverage in lieu of raising additional capital.

2019 Developments

Value Add Initiative

During 2019, we made significant progress completing renovations at properties previously included in our value add initiative.  In addition, we identified additional properties to include in our value add initiative.  Overall, in 2019, we completed 1,483-unit renovations and added 2,822 units to our value add initiative pipeline.  The momentum from our value add initiative continued to build throughout 2019 and helped drive strong rental revenue growth at communities included in our value add initiative.

As of December 31, 2019, we had identified 7,136 units across 23 properties for renovations and upgrades as part of our value add initiative.  As of December 31, 2019, we had completed renovations and upgrades at 2,715 of the 7,136 units while achieving a return on total investment of 16.2% to date. We expect to complete the remaining value add projects at the selected communities throughout 2020 and 2021.

2019 Property Acquisitions

During 2019, we acquired three communities, totaling 806 units, for a gross purchase price of $128.9 million. The acquisitions expand our reach in Raleigh, NC, Tampa, FL, and Atlanta, GA. The communities were all built or renovated in 1999. The acquired units had occupancy of 96.5% and had an average effective monthly rent per occupied unit of $1,144 at the time of acquisition.

2019 Property Dispositions

During 2019, we disposed of four communities, totaling 1,132 units, for a gross sale price of $154.5 million and recognized a total net gain on sale of $35.2 million. The dispositions represent our exit from the Little Rock, AR, Chicago, IL, and Austin, TX, markets.

New Unsecured Revolving Line of Credit

On May 9, 2019, we closed on a new $350.0 million unsecured credit facility that consists entirely of an unsecured revolving line of credit, refinancing and terminating the previous unsecured credit facility. We have the right to increase the aggregate amount of the line of credit up to $600.0 million, under certain conditions. The new revolving line of credit matures in May 2023 and bears interest at a rate equal to either (i) the 1-month LIBOR rate plus a margin of 125 to 200 basis points, or (ii) a base rate plus a margin of 25 to 100 basis points. The applicable margin is determined based upon our total consolidated leverage ratio, as defined in the agreements. At the time of closing, based on our leverage ratio, the margin spread to LIBOR was 155 basis points.

Term Loan Agreement Amendment

In November 2019, we amended our $100.0 million term loan with KeyBank to reduce the interest spread. The interest rate on the term loan was LIBOR plus a spread of 1.60% to 2.50%. After the amendment, the interest rate on the term loan was LIBOR plus a spread of 1.20% to 1.90%. The maturity date on the term loan did not change.

2019 At-the-Market Offering

During 2019, we issued 1,717,291 shares of common stock under our at-the-market offering program at an average price per share of $12.82, generating proceeds to us (net of approximately $0.4 million in commissions) of approximately $21.3 million. We used these proceeds to fund value add initiatives during 2019 and to reduce borrowings on our unsecured credit facility. As of December 31, 2019, approximately $93.5 million remained available for share issuances under our at-the-market program.

Financing Strategy

We use a combination of debt and equity sources to fund our business objectives. We seek to maintain a capital structure that provides us with the flexibility to manage our business and pursue our growth strategies, while allowing us to service our debt requirements and generate appropriate risk-adjusted returns for our stockholders. We believe these objectives are best achieved by a capital structure that consists of common equity and prudent amounts of debt financing. However, we may raise capital in any form and under terms that we deem acceptable and in our best interests.  Our longer-term goal is to reduce our leverage ratio by growing the net operating income at our communities through rental increases, including those driven by value add initiatives, and prudent expense management. If our Board of Directors changes our policies regarding our use of leverage, we expect that it will consider many factors, including, our long-term strategic plan, the leverage ratios of publicly traded REITs with similar investment strategies, the cost of leverage as compared to expected operating net revenues and general market conditions. For further description of our indebtedness at December 31, 2019, see “Part II-Item 8, Financial Statements and Supplementary Data-Note 5: Indebtedness” below, or the financial statement indebtedness note. See also “Part I-Item 1A. Risk Factors – Risks Associated with Debt Financing” below for more information about the risks related to operating on a leveraged basis.

Development and Structure of Our Company; Segment

We were formed as a Maryland corporation on March 26, 2009 and conduct our business through a traditional umbrella partnership REIT (“UPREIT”) structure in which all of our assets are held by, and substantially all of our operations are conducted through, our operating partnership, Independence Realty Operating Partnership, LP (“IROP”), and subsidiaries of IROP. IROP was formed as a Delaware limited partnership on March 27, 2009. We are the sole general partner of IROP and manage and control its business.  As of December 31, 2019, we owned a 99.0% interest in IROP. The remaining 1.0% consists of common units of limited partnership interest issued to third parties in exchange for contributions of properties to IROP.  We refer to these transactions as UPREIT transactions. Limited partners have certain limited approval and voting rights and their common units are exchangeable, in defined circumstances, for the equivalent number of shares of common stock or, at our option, the equivalent value in cash.

We are an internally managed REIT. Our wholly owned subsidiary, IRT Management, LLC (“IRT Management”), which was formed on October 26, 2016, is a full-service apartment property management company that, as of December 31, 2019, employed 410 staff and professionals and managed 15,554 apartment units, all of which are owned by us. IRT Management provides services to us in connection with the rental, leasing, operation and management of our properties. Substantially all of our assets are comprised of multifamily real estate assets generally leased to tenants for a term of one-year or less. Therefore, we aggregate our real estate assets for reporting purposes and operate in one reportable segment, see “Part II-Item 8, Financial Statements and Supplementary Data-Note 11: Segment Reporting” below.

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

Employees

As of February 11, 2020, we had 444 employees and believe our relationships with our employees to be good. None of our employees are covered by a collective bargaining agreement.

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

Qualification as a Real Estate Investment Trust

We elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, (the “Code”), commencing with our taxable year ended December 31, 2011. We recorded no income tax expense for the years ended December 31, 2019, 2018, and 2017.

To continue to qualify as a REIT, we must continue to meet certain tests which, among other things, generally require that our assets consist primarily of real estate assets, our income be derived primarily from real estate assets, and that we distribute at least 90% of our REIT taxable income (other than our net capital gains) to our stockholders annually. If we maintain our qualification as a REIT, we generally will not be subject to U.S. federal income taxes at the corporate level on our net income to the extent we distribute such net income to our stockholders annually. Even if we continue to qualify as a REIT, we will continue to be subject to certain federal, state and local taxes on our income and our property.  Our 2019 distributions to our stockholders exceeded our REIT taxable income. We believe that we are organized and operate in such a manner as to continue to qualify and maintain treatment as a REIT and we intend to operate in such a manner so that we will remain qualified as a REIT for federal income tax purposes.   For a discussion of the tax implications of our REIT status to us and our stockholders, see “Material U.S. Federal Income Tax Considerations” contained in Exhibit 99.1 to this Annual Report on Form 10-K.

The table below reconciles the differences between reported net income (loss), total taxable income and estimated REIT taxable income for the three years ended December 31, 2019 (dollars in thousands):

	For the Years Ended December 31
	2019	2018	2017
Net Income (loss)	$46,354	$26,610	$31,441
Add (deduct):
Depreciation and amortization differences	(5,329)	(8,007)	(8,646)
Gain/loss differences	19,447	8,984	2,816
Other book to tax differences:
Capitalized acquisition costs	-	-	4,966
Share-based compensation expense	(242)	984	647
Other	1,874	2,070	476
Total taxable income (loss)	$62,104	$30,641	$31,700
Deductible capital gain distribution	(62,236)	(20,545)	(25,904)
Taxable (income)/loss allocable to noncontrolling interest	(675)	(163)	(889)
Estimated REIT taxable income (loss) before dividends paid deduction	$(807)	$9,933	$4,907

 For the year ended December 31, 2019, the tax classification of our dividends on common shares was as follows:

Record Date	Payment Date	Dividend Paid	Ordinary Income	Total Capital Gain Distribution	Unrecaptured Section 1250 Gain	Return of Capital	Section 199A
12/27/2018	1/24/2019	$0.1800	$0.0279	$0.1247	$0.0563	$0.0274	$0.0279
3/29/2019	4/25/2019	0.1800	0.0279	0.1247	0.0563	0.0274	0.0279
6/28/2019	7/25/2019	0.1800	0.0279	0.1247	0.0563	0.0274	0.0279
9/27/2019	10/25/2019	0.1800	0.0279	0.1247	0.0563	0.0274	0.0279
		$0.7200	$0.1117	$0.4988	$0.2253	$0.1094	$0.1117

The dividend paid on January 24, 2020 to holders of record on December 26, 2019 will be treated as a 2020 distribution for tax purposes.

For the year ended December 31, 2018, the tax classification of our dividends on common shares was as follows:

Record Date	Payment Date	Dividend Paid	Ordinary Income	Total Capital Gain Distribution	Unrecaptured Section 1250 Gain	Return of Capital	Section 199A
12/29/2017	1/15/2018	$0.0600	$0.0232	$0.0224	$0.0081	$0.0144	$0.0232
4/4/2018	4/20/2018	0.1800	0.0696	0.0672	0.0242	0.0432	0.0696
7/6/2018	7/20/2018	0.1800	0.0696	0.0672	0.0242	0.0432	0.0696
10/5/2018	10/19/2018	0.1800	0.0696	0.0672	0.0242	0.0432	0.0696
		$0.6000	$0.2320	$0.2240	$0.0807	$0.1440	$0.2320

The dividend paid on January 24, 2019 to holders of record on December 27, 2018 was treated as a 2019 distribution for tax purposes.

Available Information

We file annual, quarterly and current reports, proxy statements and other information with the SEC. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The internet address of the SEC site is http://www.sec.gov. Our internet address is http://www.irtliving.com. We make our SEC filings available free of charge on or through our internet website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. In addition, the charters of our Board’s Compensation Committee, Audit Committee, and Nominating and Governance Committee, as well as, our Corporate Governance Guidelines, Insider Trading Policy, Whistle Blower Policy, Code of Ethics, Stock Ownership Guidelines, Clawback Policy, and Section 16 Reporting Compliance Procedures are available on our website free of charge. We are not incorporating by reference into this report any material from our website. The reference to our website is an inactive textual reference to the uniform resource locator (URL) and is for your reference only.

Code of Ethics

We maintain a Code of Ethics applicable to our Board of Directors and all of our officers and employees, including our principal executive officer, principal financial officer, principal accounting officer, controller and persons performing similar functions. A copy of our Code of Ethics is available on our website, www.irtliving.com. In addition to being accessible through our website, copies of our Code of Ethics can be obtained, free of charge, upon written request to Investor Relations, 1835 Market Street, Philadelphia, PA 19103. Any amendments to or waivers of our Code of Ethics that apply to our principal executive officer, principal financial officer, principal accounting officer, controller and persons performing similar functions and that relate to any matter enumerated in Item 406(b) of Regulation S-K promulgated by the SEC will be disclosed on our website.

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

As of December 31, 2019, substantially all of our investments are concentrated in the multifamily apartment sector.  As a result, we are subject to risks inherent in investments in a single type of property. A downturn or slowdown in the demand for multifamily housing may have more pronounced effects on our results of operations or on the value of our assets than if we had diversified our investments into more than one asset class.

Our operations are concentrated in the Southeast region of the United States; we are subject to general economic conditions in the regions in which we operate.

Our portfolio of properties consists primarily of apartment communities geographically concentrated in the Southeastern United States, including Atlanta, Georgia, Raleigh-Durham, North Carolina, Louisville, Kentucky, Memphis, Tennessee, Columbus, Ohio, Tampa, Florida, and Oklahoma City, Oklahoma.  Our performance could be adversely affected by economic conditions in, and other factors relating to, these geographic areas, including supply and demand for apartments in these areas, zoning and other regulatory conditions and competition from other communities and alternative forms of housing. In particular our performance is disproportionately influenced by job growth and unemployment. To the extent the economic conditions, job growth and unemployment in any of these markets deteriorate or any of these areas experiences natural disasters, the value of our portfolio, our results of operations and our ability to make payments on our debt and to make distributions could be adversely affected.

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

As of December 31, 2019, the average age of our apartment communities was approximately 19 years, after adjusting for significant renovations.  While the majority of our properties are newly-constructed or have undergone substantial renovations since they were constructed, older properties may carry certain risks including unanticipated repair costs, increased maintenance costs as older properties continue to age, and cost overruns due to the need for special materials and/or fixtures specific to older properties.  Although we take a proactive approach to property preservation, utilizing a preventative maintenance plan, and selective improvements that mitigate the cost impact of maintaining exterior building features and aging building components, if we are not able to cost-effectively maximize the life of our properties, we may incur greater than anticipated capital expenditure costs which may adversely affect our ability to make distributions to our stockholders.

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

Our investment in property development or redevelopment may be more costly or difficult to complete than we anticipate, and development and construction risks could adversely affect our profitability.

We may develop or redevelop properties where market conditions warrant such investment. Development and redevelopment activities may be more costly or difficult to complete than we anticipate, and once made, investments in these activities may not produce results in accordance with our expectations. Risks associated with development, redevelopment and associated construction activities include:

•	unavailability of favorable financing sources in the debt and equity markets;
•	construction cost overruns, including on account of rising interest rates, diminished availability of materials and labor, and increases in the costs of materials and labor;
•	construction and lease-up delays and failure to achieve target occupancy levels and rental rates, resulting in increased debt service and lower than projected returns on our investment;
•

complications in obtaining, or inability to obtain, necessary zoning, land-use, building occupancy and other governmental or quasi-governmental permits and authorizations, which could result in increased costs or the delay or abandonment of opportunities and impairment charges;

•	unexpected environmental remediation costs;
•

potential disputes with, and negligent performance by, construction contractors, architects, engineers and other service providers with which we may contract as part of a development or redevelopment project, which would expose us to unexpected costs, delays and potential liabilities; and

•

occupancy rates, rents and concessions at a newly developed community may fluctuate depending on a number of factors, including market and economic conditions, preventing us from meeting our expected return on our investment and our overall profitability goals.

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

Our information technology networks and related systems are essential to our ability to conduct our day to day operations.  In addition, our business requires us to collect and hold personally identifiable information of our residents and prospective residents, and our employees and their dependents, in connection with our leasing and property management activities.  As a result, we face risks associated with security breaches, whether through cyber-attacks or cyber intrusions over the internet, malware, computer viruses, attachments to emails, persons who access our systems from inside or outside our organization and other significant disruptions of our information technology networks and related systems.  We undertake various actions to maintain the security and integrity of our information technology networks and related systems and have implemented various measures to manage the risk of a security breach or disruption.  We also maintain cyber liability insurance to provide some coverage for certain risks arising out data and network breaches.  However, we cannot be sure that our security efforts and measures will be effective or that our cyber liability insurance coverage will be sufficient in the event of a cyber incident.

Furthermore, certain components of our information technology network are dependent upon third-party service providers and we share personally identifiable information with many of these service providers so they can assist us with certain aspects of our business.  Our third-party service providers are primarily responsible for the security of their own information technology environments and in certain instances, we rely significantly on third-party service providers to supply and store our sensitive data in a secure manner.  All of these third-parties face risks relating to cybersecurity similar to ours which could disrupt their businesses or result in the disclosure of personally identifiable information that has been shared with them, and therefore adversely impact us.  While we provide guidance and specific requirements in some cases, we do not directly control any of such parties’ information technology security operations, or the amount of investment they place in guarding against cybersecurity threats.  Accordingly, we are subject to any flaws in or breaches to their information technology systems or those which they operate for us.

A security breach or other significant disruption involving our information technology networks and related systems or those of our vendors could:  disrupt our operations; result in the unauthorized access to, and the destruction, loss, theft, misappropriation or release of, proprietary, personally identifiable, confidential, sensitive or otherwise valuable information including resident information and lease data, which others could use to compete against us or which could expose us to damage claims by third parties for disruptive, destructive or otherwise harmful outcomes; require significant management attention and resources to remedy any damages that result; subject us to claims for breach of contract, damages, credits, penalties or termination of leases or other agreements; or damage our business relationships or reputation generally.   Any or all of the foregoing could materially and adversely affect our business and the value of our stock.

In addition, the collection and use of personally identifiable information is governed by federal and state laws and regulations.  Privacy and information security laws continue to evolve and may be inconsistent from one jurisdiction to another.  Compliance with all such laws and regulations may be difficult due to the uncertainty surrounding the interpretation of such laws. Such laws may also increase the our operating costs and adversely impact our ability to market our properties and services.  Noncompliance with such laws could result in the imposition of fines, awards of damages to private litigants, payment of attorneys’ fees and other costs to plaintiffs, and substantial litigation costs.

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

Severe or inclement weather and climate change could result in losses to us.

Certain of our properties are located in areas that may experience catastrophic weather and other natural events from time to time, including fires, snow or ice storms, windstorms or hurricanes, earthquakes, flooding or other severe weather. To the extent that extreme weather or natural events become more common or severe in areas where our communities are located, as a result of changes in the climate or otherwise, we could experience a significant increase in insurance premiums and deductibles, or a decrease in the availability of coverage, which may adversely affect our financial condition or results of operations. These adverse weather and natural events could cause damage or losses that may be greater than insured levels.  In the event of a loss in excess of insured limits, we could lose our capital invested in the affected property, as well as anticipated future revenue related to the property.  We could also continue to be obligated to repay any mortgage indebtedness related to the property.

In the event extreme weather conditions such as prolonged changes in precipitation and temperature become more common or severe in areas where our communities are located, we may experience a decrease in demand for our communities located in these areas or affected by these conditions, which may lead to a decline in the value of these communities.  We may also see an increase in costs resulting from increased maintenance related to water damage, wind and hail, or the removal of snow and ice, or we may be required to increase capital expenditures on resiliency measures designed to lessen the impact of severe weather.  In addition, changes in federal, state, and local legislation and regulation based on concerns about climate change could result in increased capital expenditures to improve the energy efficiency of our existing properties without a corresponding increase in revenues.

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

Our properties may be subject to increases in tax rates, utility costs, operating expenses, insurance costs, repairs and maintenance, administrative and other expenses.  Real estate taxes, utilities costs and insurance premiums, in particular, are subject to significant increases and fluctuations, which can be widely outside of our control. A number of our markets had tax reassessments in 2019 and we expect this to continue in future years.  If our costs continue to rise, without being offset by a corresponding increase in rental rates, our results of operations could be negatively impacted, and our ability to pay our dividends and distributions and senior debt could be affected.

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

We may acquire or develop properties through joint ventures, and any investment that we may make in joint ventures could be adversely affected by our lack of sole decision-making authority regarding major decisions, our reliance on our joint venture partners’ financial condition, any disputes that may arise between us and our joint venture partners and our exposure to potential losses from the actions of our joint ventures.

We may enter into joint ventures with third parties to acquire or develop properties.  We may also purchase properties in partnerships, co-tenancies or other co-ownership arrangements.  Such investments may involve risks not otherwise present when we acquire or develop properties without third parties, including the following:

•

a co-venturer or partner may have certain approval rights over major decisions, including as to forms, amounts and timing of equity and debt financing, operating and capital budgets, and timing of sales and liquidations, which may prevent us from taking actions that we believe are in the best interest of our stockholders but are opposed by our co-venturers or partners;

•

a co-venturer or partner may at any time have economic or business interests or goals which are or become inconsistent with our business interests or goals, including inconsistent goals relating to the sale of properties held in the joint venture or the timing of termination or liquidation of the joint venture;

•

a co-venturer or partner might experience financial distress, become insolvent or bankrupt or fail to fund its share of required capital contributions, which may delay construction or development of a property or increase our financial commitment to the joint venture;

•	we may incur liabilities as a result of an action taken by our co-venturer or partner;
•

a co-venturer or partner may be in a position to take actions contrary to our instructions, requests, objectives or policies, including our policy with respect to qualifying and maintaining our qualification as a REIT;

•

agreements governing joint ventures, limited liability companies and partnerships often contain restrictions on the transfer of a member’s or partner’s interest or “buy-sell” or other provisions that may result in a purchase or sale of the interest at a disadvantageous time or on disadvantageous terms;

•

disputes between us and our co-venturer or partner may result in litigation or arbitration that would increase our expenses and prevent our officers and directors from focusing their time and effort on our business and result in subjecting the properties owned by the joint venture to additional risk; and

•

under certain joint venture arrangements, neither venture partner may have the power to control the venture, and an impasse could be reached which may result in a delay of key decisions and such delay may have a negative effect on the joint venture.

Any of these risks could materially and adversely affect our ability to generate and recognize attractive returns on joint venture investments, which could have a material adverse effect on our results of operations, financial condition and distributions to our stockholders.

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

Our Articles of Restatement, which we refer to as our Charter, and our bylaws do not limit the amount or percentage of indebtedness that we may incur.  We are subject to risks normally associated with debt financing, including the risk that our cash flows will be insufficient to meet required payments of principal and interest.  There can be no assurance that we will be able to refinance any maturing indebtedness, that such refinancing would be on terms as favorable as the terms of the maturing indebtedness or that we will be able to otherwise obtain funds by selling assets or raising equity to make required payments on maturing indebtedness.

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

In providing financing to us, a lender may impose restrictions on us that would affect our ability to incur additional debt, make certain investments, reduce liquidity below certain levels, make distributions to our stockholders and otherwise affect our distribution and operating policies.  Our unsecured credit facility and unsecured term loans include restrictions and requirements relating to the incurrence of debt, permitted investments, maximum level of distributions, maintenance of insurance, mergers and sales of assets and transactions with affiliates.  We expect that any other loan agreements we enter into will contain similar covenants and may also impose other restrictions and limitations.  Any such covenants, restrictions or limitations may limit our ability to make distributions to you and could make it difficult for us to satisfy the requirements necessary to maintain our qualification as a REIT for U.S. federal income tax purposes.

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

As of December 31, 2019, $486.3 million of our $985.6 million of total outstanding indebtedness bore interest at variable rates.  If interest rates were to increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed would remain the same, and our net income and cash flows would correspondingly decrease. In order to partially mitigate our exposure to increases in interest rates, we have entered into interest rate swaps and collars on $400.0 million of our variable rate debt, which involve the exchange of variable for fixed rate interest payments. Taking into account our current interest rate swap and collar agreements, a 100-basis point increase in interest rates would result in a $1.5 million increase in annual interest expense. See Item 7., “Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Interest Rate Risk and Sensitivity.” To the extent that we use derivative financial instruments to hedge our exposure to variable rate indebtedness, we may be exposed to credit, basis and legal enforceability risks.  Derivative financial instruments may include interest rate swap contracts, interest rate cap or floor contracts, futures or forward contracts, options or repurchase agreements.  In this context, credit risk is the failure of the counterparty to perform under the terms of the derivative contract.  If the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us.  Basis risk occurs when the index upon which the contract is based is more or less variable than the index upon which the hedged asset or liability is based, thereby making the hedge less effective.  Finally, legal enforceability risks encompass general contractual risks, including the risk that the counterparty will breach the terms of, or fail to perform its obligations under, the derivative contract.  Moreover, hedging strategies involve transaction and other costs.  If we are unable to manage these risks and costs effectively, our results of operations, financial condition and ability to make distributions may be adversely affected.

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

We expect that we will incur additional indebtedness in the future. Certain of our outstanding debt contains, and we may in the future acquire or finance properties with debt containing, limited or no principal amortization, which would require that the principal be repaid at the maturity of the loan in a so-called “balloon payment.” As of December 31, 2019, the financing arrangements of our outstanding indebtedness could require us to make lump-sum or “balloon” payments of approximately $955.3 million at maturity dates that range from 2021 to 2026.  At the maturity of these loans, assuming we do not have sufficient funds to repay the debt, we will need to refinance the debt.  If the credit environment is constrained at the time of our debt maturities, we would have a very difficult time refinancing debt.  In addition, for certain loans, we locked in our fixed-rate debt at a point in time when we were able to obtain favorable interest rate, principal payments and other terms.  When we refinance our debt, prevailing interest rates and other factors may result in us paying a greater amount of debt service, which will adversely affect our cash flow and our ability to make distributions to our stockholders.  If we are unable to refinance our debt on acceptable terms, we may be forced to choose from a number of unfavorable options, including agreeing to otherwise unfavorable financing terms on one or more of our unencumbered assets, selling one or more properties at disadvantageous terms, including unattractive prices, or defaulting on the mortgage and permitting the lender to foreclose.  Any one of these options could have a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our stockholders.

High mortgage rates and/or unavailability of mortgage debt may make it difficult for us to finance or refinance properties, which could reduce the number of properties we can acquire, our net income and the amount of cash distributions we can make.

If mortgage debt is unavailable at reasonable rates, we may not be able to finance the purchase of properties. If we place mortgage debt on properties, we may be unable to refinance the properties when the loans become due, or to refinance on favorable terms. If interest rates are higher when we refinance our properties, our income could be reduced. If any of these events occur, our cash flow could be reduced. This, in turn, could reduce cash available for distribution to our security holders and may hinder our ability to raise more capital by issuing more stock or by borrowing more money.

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

We may be adversely affected by changes in LIBOR reporting practices, the method in which LIBOR is determined or the use of alternative reference rates.

In July 2017, the United Kingdom regulator that regulates LIBOR announced its intention to phase out LIBOR rates by the end of 2021. It is impossible to predict the further effect of this announcement, any changes in the methods by which LIBOR is determined or other reforms to LIBOR that may be enacted. In April 2018, the New York Federal Reserve commenced publishing an alternative reference rate, the Secured Overnight Financing Rate (“SOFR”), proposed by a group of major market participants (the Alternative Reference Rates Committee (“ARRC”)), and convened by the U.S. Federal Reserve with participation by SEC Staff and other regulators. SOFR is based on transactions in the more robust U.S. Treasury repurchase market and has been proposed as the alternative to LIBOR for use in derivatives and other financial contracts that currently rely on LIBOR as a reference rate. ARRC has proposed a paced market transition plan to SOFR from LIBOR and organizations are currently working on industry-wide and company-specific transition plans as it relates to derivatives and cash markets exposed to LIBOR. At this time, no consensus exists as to what rate or rates may become accepted alternatives to LIBOR, and it is impossible to predict whether and to what extent banks will continue to provide LIBOR submissions to the administrator of LIBOR, whether LIBOR rates will cease to be published or supported before or after 2021 or whether additional reforms to LIBOR may be enacted. Such developments and any other legal or regulatory changes in the method by which LIBOR is determined or the transition from LIBOR to a successor benchmark may result in, among other things, a sudden or prolonged increase or decrease in LIBOR, a delay in the publication of LIBOR, and changes in the rules or methodologies of LIBOR, which may discourage market participants from continuing to administer or to participate in LIBOR’s determination and, in certain situations, could result in LIBOR no longer being determined and published.  If a published U.S. dollar LIBOR rate is unavailable after 2021, the benchmark interest rate for our debt which is currently indexed to LIBOR (“LIBOR Debt”) will be determined using an alternate rate of interest established pursuant to the provisions set forth in the documents governing our LIBOR Debt and the spread will be adjusted to account for any initial difference between such alternate rate of interest and the LIBOR rate most recently in effect, as more specifically provided in our LIBOR Debt documents.  Despite the initial adjustment in the our spread, uncertainty as to the extent and manner of future changes in the alternate rate of interest may result in interest rates and/or payments that are higher than, lower than or that do not otherwise correlate over time with the interest rates and/or payments that would have been made on our obligations if LIBOR rate was available in its current form. Further, the same costs and risks that may lead to the unavailability of U.S. dollar LIBOR may make one or more of the alternative methods impossible or impracticable to determine. Any of these proposals or consequences could have a material adverse effect on our financing costs, and consequently, on our financial condition, operating results and cash flows.

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

Some of our assets may need to be owned or sold, or some of our operations may need to be conducted by TRSs.  We do not currently have significant operations through a TRS but may in the future.  A TRS will be subject to U.S. federal and state income tax on its taxable income.  The after-tax net income of a TRS would be available for distribution to us.  Further, we will incur a 100% excise tax on transactions with a TRS that are not conducted on an arm’s-length basis.  For example, to the extent that the rent paid by a TRS exceeds an arm’s-length rental amount, such amount is potentially subject to the excise tax.  We intend that all transactions between us and any TRS we form will be conducted on an arm’s-length basis, and, therefore, any amounts paid by any TRS we form to us will not be subject to the excise tax.  However, no assurance can be given that no excise tax would arise from such transactions.

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

In general, foreign investors will be subject to regular U.S. federal income tax with respect to their investment in our stock if the income derived therefrom is “effectively connected” with the foreign investor’s conduct of a trade or business in the United States.  A distribution to a foreign investor that is not attributable to gain realized by us from the sale or exchange of a “U.S. real property interest” within the meaning of the Foreign Investment in Real Property Tax Act of 1980, as amended, “FIRPTA” will be treated as an ordinary income distribution to the extent that it is made out of current or accumulated earnings and profits (as determined for U.S. federal income tax purposes).  Generally, any ordinary income distribution will be subject to a U.S. withholding tax equal to 30% of the gross amount of the distribution, unless this tax is reduced by the provisions of an applicable treaty.

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

A foreign investor may be subject to FIRPTA tax upon the payment of any capital gain dividend by us if such dividend is attributable to gain from sales or exchanges of U.S. real property interests, unless the shares of our stock were traded on an established securities market and the foreign investor did not at any time during a specified testing period directly or indirectly own more than 10% of the value of our outstanding common stock.

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

Certain provisions of the Code and the stock ownership limits in our Charter may inhibit market activity in our capital stock and restrict our business combination opportunities.  In order to maintain our qualification as a REIT, five or fewer individuals, as defined in the Code, may not own, beneficially or constructively, more than 50% in value of our issued and outstanding stock at any time during the last half of a taxable year.  Attribution rules in the Code determine if any individual or entity beneficially or constructively owns our capital stock under this requirement.  Additionally, at least 100 persons must beneficially own our capital stock during at least 335 days of a taxable year.  To help ensure that we meet these tests, our Charter restricts the acquisition and ownership of shares of our stock.

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

Our board of directors determines our major policies, including those regarding our investment objectives and strategies, financing, growth, debt capitalization, REIT qualification and distributions.  Our board of directors may amend or revise these and other policies without a vote of the stockholders. Under our Charter, and bylaws and the Maryland General Corporation Law, our stockholders generally have a right to vote only on the following matters:

•	the election or removal of directors;
•	certain mergers, consolidations, statutory share exchanges and transfers of assets;
•	our dissolution;
•	adoption, amendment, alteration or repeal of provisions in our bylaws;
•	the amendment of our charter, except that our board of directors may amend our charter without stockholder approval to:
•	change our name;
•	change the name or other designation or the par value of any class or series of stock and the aggregate par value of our stock;
•	increase or decrease the aggregate number of our authorized shares;
•	increase or decrease the number of our shares of any class or series of stock that we have the authority to issue; and
•	effect certain reverse stock splits.

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

We hold fee title to all of the apartment properties in our portfolio. The following table presents an overview of our portfolio as of December 31, 2019.

Market	Property Count	Units (a)	Gross Cost	Accumulated Depreciation	Net Book Value	Period End Occupancy (b)	Average Occupancy (c)	Average Effective Rent per Occupied Unit (d)
Atlanta, GA	6	2,020	254,808	(22,074)	232,734	94.7%	94.1%	1,188
Raleigh - Durham, NC	6	1,690	243,516	(18,488)	225,028	93.0%	93.0%	1,189
Louisville, KY	6	1,710	198,296	(23,603)	174,693	88.9%	88.1%	999
Tampa-St. Petersburg, FL	4	1,104	174,084	(5,133)	168,951	88.1%	89.4%	1,226
Columbus, OH	6	1,547	153,005	(8,882)	144,123	92.2%	92.3%	1,030
Memphis, TN	4	1,383	146,145	(17,669)	128,476	88.4%	89.5%	1,138
Indianapolis, IN	4	916	91,195	(8,356)	82,839	94.0%	94.0%	1,024
Dallas, TX	3	734	87,936	(8,438)	79,498	96.5%	94.9%	1,207
Charleston, SC	2	518	79,924	(7,930)	71,994	93.2%	94.2%	1,306
Oklahoma City, OK	5	1,658	78,043	(11,426)	66,617	95.5%	95.0%	677
Myrtle Beach, SC - Wilmington, NC	3	628	63,628	(3,530)	60,098	90.4%	91.1%	1,047
Orlando, FL	1	297	48,730	(4,803)	43,927	94.6%	93.7%	1,484
Charlotte, NC	1	208	42,176	(4,097)	38,079	97.1%	96.3%	1,565
St. Louis, MO	1	152	33,578	(4,728)	28,850	98.0%	96.7%	1,584
Baton Rouge, LA	1	264	28,866	(1,548)	27,318	84.5%	85.3%	889
Asheville, NC	1	252	28,657	(2,957)	25,700	95.2%	97.1%	1,168
Chattanooga, TN	2	295	27,307	(3,020)	24,287	97.3%	97.5%	988
Huntsville, AL	1	178	16,471	(1,753)	14,718	98.3%	97.9%	994
TOTAL	57	15,554	$1,796,365	$(158,435)	$1,637,930	92.5%	92.5%	$1,088

(a)	Units represent the total number of apartment units available for rent at December 31, 2019.
(b)

Period end occupancy for each of our properties is calculated as (i) total units rented as of December 31, 2019 divided by (ii) total units available for rent as of December 31, 2019, expressed as a percentage.

(c)	Average occupancy represents the daily average occupancy of available units for the three-month period ended December 31, 2019.
(d)	Average effective monthly rent, per unit, represents the average monthly rent for all occupied units for the three-month period ended December 31, 2019.

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

Market Information; Holders

Our common stock is listed and traded on the NYSE under the symbol “IRT”. At the close of business on February 11, 2020, the closing price for our common stock was $15.63 per share and there were 52 holders of record, one of which is the holder for all beneficial owners who hold in street name.

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

 PERFORMANCE GRAPH

On August 13, 2013, our common stock commenced trading on the NYSE MKT. On July 31, 2017 we transferred the listing of our common stock to the New York Stock Exchange (“NYSE”) from the NYSE MKT. The following graph compares the index of the cumulative total shareholder return on our common shares for the measurement period beginning December 31, 2014 and ending December 31, 2019 with the cumulative total returns of the National Association of Real Estate Investment Trusts (NAREIT) Equity REIT index and the Russell 3000 Index. The following graph assumes that each index was 100 on the initial day of the relevant measurement period and that all dividends were reinvested.

Unregistered Sales of Equity Securities

As of January 1, 2019, an aggregate of 881,107 common units in IROP were outstanding and held by unaffiliated entities or persons who received the units in exchange for property contributions.  We did not issue any units in IROP in calendar year 2019.  As previously disclosed, the units in IROP are subject to exchange agreements that permit the holders of the units to tender the units to us for cash in an amount equal to the market price (based on a trailing average computation) of an equivalent number of shares of our common stock at the time we receive notice of the exchange.  We have the option, in lieu of paying cash, to settle the exchange for a number of shares of our common stock equal to the number of units tendered for exchange.  On December 27, 2019, we issued 9,616 shares of common stock in exchange for an equal number of units. Our issuance of the shares of common stock was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended. As a result of the exchange at December 31, 2019 and at February 11, 2020, there remained outstanding 871,491 units held by unaffiliated third parties.

Issuer Purchases of Equity Securities

None.

Equity Compensation Plan Information

The following table sets forth certain information regarding our equity compensation plans as of December 31, 2019.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights		(b) Weighted Average Exercise Price of Outstanding Options Warrants, and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a))
Equity compensation plans approved by security holders	9,000	(1)	$9.35	3,058,457	(2)
Equity compensation plans not approved by security holders	-		n/a	-
Total	9,000	(1)		3,058,457	(2)

(1)

Includes 9,000 shares of our common stock underlying stock appreciation rights or “SARs” outstanding under the incentive award plan at December 31, 2019. This is the gross number of shares of our common stock with respect to which the SARs are exercisable, not the net number of such shares which would actually be issued upon any exercise. Excludes 326,541 restricted common stock awards that remained subject to forfeiture at December 31, 2019 because they are neither to be issued upon exercise of outstanding options, warrants and rights nor available for future issuance.

(2)

Assumes the reduction of the number of shares of our common stock remaining issuable under the long-term incentive plan at December 31, 2019 by the number of shares of our common stock reported in column (a).

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

	As of and for the years ended December 31
	2019	2018	2017	2016	2015
Operating Data:
Total revenue	$203,223	$191,232	$161,216	$153,388	$109,576
Property operating expenses	(79,568)	(76,363)	(64,716)	(63,148)	(46,281)
Total expenses	(152,854)	(139,410)	(115,791)	(113,726)	(99,394)
Interest expense	(39,226)	(36,006)	(28,702)	(35,535)	(23,553)
Net income (loss)	46,354	26,610	31,441	(9,555)	30,156
Net income (loss) allocable to common shares	45,896	26,288	30,206	(9,801)	28,242
Earnings (loss) per share:
Basic	$0.51	$0.30	$0.41	$(0.19)	$0.78
Diluted	$0.51	$0.30	$0.41	$(0.19)	$0.78
Balance Sheet Data:
Investments in real estate, net	$1,637,930	$1,548,153	$1,420,059	$1,197,845	$1,332,377
Total assets	1,664,106	1,659,336	1,450,624	1,294,237	1,383,188
Total indebtedness, net	985,572	985,488	778,442	743,817	966,611
Total liabilities	1,044,349	1,029,291	804,505	765,546	993,158
Total equity	619,757	630,045	646,119	528,691	390,030

	As of and for the years ended December 31
	2019	2018	2017	2016	2015
Other Data:
Property portfolio occupancy	92.5%	92.5%	94.0%	94.5%	93.0%
Common shares outstanding	91,070,637	89,184,443	84,708,551	68,996,070	47,070,678
Limited partnership units outstanding (1)	871,491	881,107	3,011,351	2,908,949	3,154,931
Total common shares and limited partnership units outstanding	91,942,128	90,065,550	87,719,902	71,905,019	50,225,609
Cash distributions declared per common share/unit	$0.7200	$0.7200	$0.7200	$0.7200	$0.7200
(1)	Held by persons other than IRT and its subsidiaries.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

• Short-term leases expose us to the effects of declining rents.

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

Recent Trends

An important part of our investment strategy is to strengthen our balance sheet and drive long-term growth and unlock value through portfolio enhancements.  Our value add initiative, which is comprised of renovations and upgrades at selected communities to drive increased rental rates, is a core component of this strategy. As discussed earlier, as of December 31, 2019, we had identified 7,136 units across 23 of our communities for renovations and upgrades as part of value add initiative. As of December 31, 2019, we had completed renovations and upgrades at 2,715 of the 7,136 units while achieving a return on total investment of 16.2%. We expect to complete the remaining value add projects at the selected communities during 2020 and 2021.  The momentum from our value add initiative continued to build throughout 2019 and helped drive strong rental revenue growth at communities included in our value add initiative.  As we continue to execute on our value add initiative, we expect the momentum from 2019 to continue and for rental revenue growth at our value add communities to continue to drive strong portfolio performance.

In 2019, we acquired three communities, totaling 806 units and exited three markets where we lack scale.  These acquisitions and dispositions represent the execution of our strategy to gain scale within desired submarkets. In 2020, subject to market conditions, we intend to continue to seek opportunities to gain scale within our existing markets through acquisitions of communities which fit within our investment strategy.  We face competition for attractive investment opportunities from other real estate investors and, as a result, we may be unable to acquire additional properties on desirable terms, or at all.

See Item 1. Business for an additional discussion regarding developments in our business during 2019.

Results of Operations

The following discussion is based on our Consolidated Financial Statements for the years ended December 31, 2019 and 2018. Refer to Item 7, “Results of Operations” in our Annual Report of Form 10-K for the year ended December 31, 2018 for a comparison of the year ended December 31, 2018 to the year ended December 31, 2017.

Year Ended December 31, 2019 Compared to the Year Ended December 31, 2018

	SAME STORE PROPERTIES				NON SAME STORE PROPERTIES				CONSOLIDATED
	2019	2018	Increase (Decrease)	% Change	2019	2018	Increase (Decrease)	% Change	2019	2018	Increase (Decrease)	% Change
Period-end Property Data:
Number of properties	49	49			8	9	(1)	-11.1%	57	58	(1)	-1.7%
Number of units	13,397	13,397			2,157	2,483	(326)	-13.1%	15,554	15,880	(326)	-2.1%
Average occupancy	93.2%	93.3%	0.0%	-0.1%	91.3%	94.1%	-2.7%	-2.9%	92.5%	92.3%	0.2%	0.2%
Average effective monthly rent, per unit	$1,064	$1,013	$51	5.1%	$1,123	$1,037	$86	8.3%	$1,088	$1,035	$53	5.2%
Revenue:
Rental and other property revenue	$171,555	$162,319	$9,236	5.7%	$31,065	$28,393	$2,672	9.4%	$202,620	$190,712	$11,908	6.2%
Expenses:
Property operating expenses	66,303	64,563	1,740	2.7%	13,265	11,800	1,465	12.4%	79,568	76,363	3,205	4.2%
Net Operating Income	$105,252	$97,756	$7,496	7.7%	$17,800	$16,593	$1,207	7.3%	$123,052	$114,349	$8,703	7.6%

Other Revenue:
Other revenue									$603	$520	$83	16.0%
Corporate and other expenses:
Property management expenses									7,726	6,963	763	11.0%
General and administrative expenses									12,745	10,817	1,928	17.8%
Depreciation and amortization expense									52,815	45,221	7,594	16.8%
Casualty related costs									-	46	(46)	-
Total corporate and other expenses									73,286	63,047	10,239	16.2%
Interest expense									(39,226)	(36,006)	(3,220)	8.9%
Other income (expense)									-	144	(144)	-100.0%
Net gains (losses) on sale of assets									35,211	10,650	24,561	230.6%
Net income (loss)									46,354	26,610	19,744	74.2%
Income allocated to noncontrolling interests									(458)	(322)	(136)	42.2%
Net income (loss) available to common shares									$45,896	$26,288	$19,608	74.6%

Revenue

Rental and other property revenue. Rental and other property revenue increased $11.9 million to $202.6 million for the year ended December 31, 2019 from $190.7 million for the year ended December 31, 2018. The increase was primarily attributable to a $9.2 million increase in same store rental income driven by a 5.7% increase in average effective monthly rents compared to the prior year period and a $2.7 million increase in our non same store portfolio.

Other revenue. Other revenue increased $0.1 million to $0.6 million for the year ended December 31, 2019 compared to $0.5 million for the year ended December 31, 2018.

Expenses

Property operating expenses. Property operating expenses increased $3.2 million to $79.6 million for the year ended December 31, 2019 from $76.4 million for the year ended December 31, 2018. The increase was primarily due to a $1.7 million increase in same store real estate operating expenses primarily due to an increase in real estate taxes and utilities and a $1.5 million increase in non same store real estate operating expenses. The non same store real estate operating expense increase was due to the number of properties included in each period being different as a result of the timing of property sales and acquisitions.

Property management expenses. Property management expenses increased $0.7 million to $7.7 million for the year ended December 31, 2019 from $7.0 million for the year ended December 31, 2018. This was primarily due to an increase in software costs for our property management company as the size of our property portfolio has grown.

General and administrative expenses. General and administrative expenses increased $2.0 million to $12.8 million for the year ended December 31, 2019 from $10.8 million for the year ended December 31, 2018. This increase was primarily due to an increase in personnel costs as the size of our corporate office has grown to support asset management functions including the oversight of our value add initiative and general portfolio optimization.

Depreciation and amortization expense. Depreciation and amortization expense increased $7.6 million to $52.8 million for the year ended December 31, 2019 from $45.2 million for the year ended December 31, 2018. The increase was attributable to a $5.8 million increase in depreciation expense from capital expenditures related to our value add initiative and a $3.6 million increase in depreciation expense due to property acquisitions in 2018 and 2019.This was partially offset by a $1.9 million decrease in depreciation expense due to property dispositions in 2018 and 2019.

Interest expense. Interest expense increased $3.2 million to $39.2 million for the year ended December 31, 2019 from $36.0 million for the year ended December 31, 2018.  This was primarily due to a $80.6 million increase in the balance of our unsecured credit facility and term loans from December 31, 2018 to December 31, 2019, which related to our investments in additional property acquisitions and value add related capital expenditures.

Net gains (losses) on sale of assets. During the year ended December 31, 2019, four multi-family properties were sold resulting in gains of $35.2 million. During the year ended December 31, 2018, two multi-family properties were sold resulting in gains of $10.7 million.

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

We compute CFFO by adjusting FFO to remove the effect of items that do not reflect ongoing property operations, including stock compensation expense, depreciation and amortization of other items not added back in the computation of  FFO, amortization of deferred financing costs, acquisition and integration expenses, and other non-cash or non-operating gains or losses related to items such as debt extinguishment costs we incur when we sell a property subject to secured debt, gains or losses on debt extinguishments, and acquisition related debt extinguishment expenses. NAREIT does not provide guidelines for computing CFFO.

Our calculation of CFFO may differ from the methodology used for calculating CFFO by other REITs and, accordingly, our CFFO may not be comparable to CFFO reported by other REITs. Our management utilizes FFO and CFFO as measures of our operating performance, and believe they are also useful to investors, because they facilitate an understanding of our operating performance after adjustment for certain non-cash or non-recurring items that are required by GAAP to be expensed but may not necessarily be indicative of current operating performance and our operating performance between periods. Furthermore, although FFO, CFFO and other supplemental performance measures are defined in various ways throughout the REIT industry, we believe that FFO and CFFO may provide us and our investors with an additional useful measure to compare our financial performance to certain other REITs. Neither FFO nor CFFO is equivalent to net income or cash generated from operating activities determined in accordance with GAAP. Furthermore, FFO and CFFO do not represent amounts available for management’s discretionary use because of needed capital replacement or expansion, debt service obligations or other commitments or uncertainties. Accordingly, FFO and CFFO do not measure whether cash flow is sufficient to fund all of our cash needs, including principal amortization and capital improvements. Neither FFO nor CFFO should be considered as an alternative to net income or any other GAAP measurement as an indicator of our operating performance or as an alternative to cash flow from operating, investing, and financing activities as a measure of our liquidity.

 Set forth below is a reconciliation of net income (loss) to FFO and Core FFO for the years ended December 31, 2019, 2018 and 2017 (in thousands, except share and per share information):

	For the Year Ended December 31, 2019		For the Year Ended December 31, 2018		For the Year Ended December 31, 2017
	Amount	Per Share (1)	Amount	Per Share (1)	Amount	Per Share (1)
Funds From Operations:
Net income (loss)	$46,354	$0.51	$26,610	$0.30	$31,441	$0.41
Adjustments:
Real estate depreciation and amortization	52,482	0.58	45,067	0.51	34,097	0.45
Net (gains) losses on sale of assets	(42,628)	(0.47)	(11,561)	(0.13)	(23,076)	(0.30)
Funds From Operations	$56,208	$0.62	$60,116	$0.68	$42,462	$0.56
Core Funds From Operations:
Funds From Operations	$56,208	$0.62	$60,116	$0.68	$42,462	$0.56
Adjustments:
Stock-based compensation	3,116	0.03	2,524	0.03	1,967	0.02
Amortization of deferred financing costs	1,423	0.02	1,430	0.02	1,469	0.02
Acquisition and integration expenses	-	-	-	-	1,342	0.02
Other depreciation and amortization	333	0.01	154	-	104	-
Other expense (income)	-	-	(52)	-	(94)	-
(Gains) losses on extinguishment of debt	-	-	-	-	572	0.01
Debt extinguishment costs included in net gains (losses) on sale of assets	7,417	0.08	911	0.01	4,251	0.06
Acquisition related debt extinguishment expenses	-	-	-	-	3,624	0.04
Core Funds From Operations	$68,497	$0.76	$65,083	$0.74	$55,697	$0.73
(1)	Based on 90,680,212, 88,289,110 and 76,291,465 weighted average shares and units outstanding for the years ended December 31, 2019, 2018, and 2017, respectively.

Same Store Portfolio Net Operating Income

We believe that Net Operating Income (“NOI”), a non-GAAP financial measure, is a useful measure of our operating performance. We define NOI as total property revenues less total property operating expenses, excluding depreciation and amortization, casualty related costs, property management expenses, general administrative expenses, interest expense, and net gains on sale of assets.

Other REITs may use different methodologies for calculating NOI, and accordingly, our NOI may not be comparable to other REITs. We believe that this measure provides an operating perspective not immediately apparent from GAAP operating income or net income. We use NOI to evaluate our performance on a same store and non same store basis because NOI measures the core operations of property performance by excluding corporate level expenses and other items not related to property operating performance and captures trends in rental housing and property operating expenses. However, NOI should only be used as an alternative measure of our financial performance.

We review our same store properties or portfolio at the beginning of each calendar year.  Properties are added into the same store portfolio if they were owned at the beginning of the previous year.  Properties that have been sold or classified as held for sale are excluded from the same store portfolio. The current same store portfolio is comprised of properties owned as of January 4, 2018. As such, the table below does not include results for the year ended December 31, 2017 (in thousands).

	Twelve-Months Ended December 31 (a)
	2019	2018	% change
Revenue:
Rental and other property revenue	$171,555	$162,319	5.7%
Property Operating Expenses
Real estate taxes	20,885	19,810	5.4%
Property insurance	3,401	3,443	-1.2%
Personnel expenses	16,320	16,107	1.3%
Utilities	11,007	10,403	5.8%
Repairs and maintenance	5,973	5,524	8.1%
Contract services	4,526	4,869	-7.0%
Advertising expenses	1,825	1,736	5.1%
Other expenses	2,366	2,671	-11.4%
Total operating expenses	66,303	64,563	2.7%
Net operating income	$105,252	$97,756	7.7%
NOI Margin	61.4%	60.2%	1.2%
Average Occupancy	93.2%	93.3%	-0.1%
Average effective monthly rent, per unit	$1,064	$1,013	5.1%
Reconciliation of Same-Store Net Operating Income to Net Income (loss)
Same-store portfolio net operating income (a)	$105,252	$97,756
Non same-store net operating income	17,800	16,593
Property management income	603	520
Property management expenses	(7,726)	(6,963)
General and administrative expenses	(12,745)	(10,817)
Depreciation and amortization	(52,815)	(45,221)
Casualty related costs	-	(46)
Interest expense	(39,226)	(36,006)
Other income (expense)	-	144
Net gains (losses) on sale of assets	35,211	10,650
Net income (loss)	$46,354	$26,610

(a)	Same store portfolio for the twelve months ended December 31, 2019 and 2018 includes 49 properties, which represent 13,397 units.

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

We intend to meet our liquidity requirements primarily through a combination of one or more of the following:

•	the use of our cash and cash equivalents of $9.9 million as of December 31, 2019;
•	existing and future unsecured financing and financing secured directly or indirectly by the apartment properties in our portfolio including advances under our unsecured credit facility;
•	cash generated from operating activities;
•	net cash proceeds from property sales, including sales undertaken as part of our capital recycling strategy and other sales; and
•	proceeds from the sales of our common stock and other equity securities, including common stock that may be sold under our at-the-market program.

We continue to seek to reduce our leverage ratio over time through the execution of various strategies. These strategies include using the proceeds from sales of properties which are outside our core geographic footprint in the Southeastern United States or which we believe have limited potential for further improvements to their operating results to repay a portion of our indebtedness or to acquire new properties at a lower leverage and selectively raising capital through the sale of common stock under our at-the-market program and re-investing the proceeds into our value add initiative in order to increase our portfolio’s gross asset value. We have successfully continued to implement these strategies to reduce our leverage and reduce our exposure to short term indebtedness.

•

During 2019, we announced the continuation of our capital recycling initiative aimed to dispose of assets in markets where we lack scale, in order to invest in attractive non-gateway markets where scale has been, or can be, achieved. As part of this capital recycling initiative, we sold four properties for $154.5 million, in the aggregate, generating net cash proceeds of $68.1 million, in the aggregate, after costs and repayment of property specific financing.

•

During 2019, we issued 1,717,291 shares of common stock under our at-the-market offering program at an average price per share of $12.82, generating proceeds to us (net of approximately $0.4 million in commissions) of approximately $21.3 million. At December 31, 2019, approximately $93.5 million remained available for share issuances under our at-the-market offering program.

Cash Flows

As of December 31, 2019 and 2018, we maintained cash, cash equivalents, and restricted cash of approximately $14.4 million and $16.0 million, respectively. Our cash and cash equivalents were generated from the following activities (dollars in thousands):

	For the Years Ended December 31
	2019	2018	2017
Cash flow from operating activities	$75,001	$68,530	$54,324
Cash flow from investing activities	(106,396)	(229,457)	(191,709)
Cash flow from financing activities	29,783	162,353	125,594
Net change in cash and cash equivalents, and restricted cash	(1,612)	1,426	(11,791)
Cash and cash equivalents, and restricted cash, beginning of period	16,045	14,619	26,410
Cash and cash equivalents, and restricted cash, end of the period	$14,433	$16,045	$14,619

Our cash inflow from operating activities during the years ended December 31, 2019, 2018 and 2017 were primarily driven by ongoing operations of our properties.

Our cash outflow from investing activities during the year ended December 31, 2019 was primarily driven by $128.9 million of outflows related to three property acquisitions and capital expenditures of $45.6 million. This was partially offset by cash inflows of $68.1 million related to four property dispositions. Our cash outflow from investing activities during the year ended December 31, 2018 was primarily driven by $215.8 million of outflows related to eight property acquisitions. Our cash outflow from investing activities during the year ended December 31, 2017 was primarily driven by $221.8 million of outflows related to ten property acquisitions. This was partially offset by $44.5 million of inflows related to four property sales.

Our cash inflow from financing activities during the year ended December 31, 2019 was primarily driven by net borrowings under our unsecured credit facility and term loans totaling $80.6 million plus $21.0 million of proceeds from common stock issuances partially offset by $64.7 million of distributions on our common stock. Our cash inflow from financing activities during the year ended December 31, 2018 was primarily driven by proceeds from our unsecured credit facility and term loans of $400.0 million. This was partially offset by $198.3 million of repayments of our unsecured credit facility and $52.5 million of distributions of our common stock. Our cash inflow from financing activities during the year ended December 31, 2017 was primarily driven by $137.4 million of inflows related to the issuance of common stock.

Capitalization

Refer to Item 8, Financial Statements and Supplementary Data, Note 4: Indebtedness and Note 6: Stockholder Equity and Non-Controlling Interest, for information regarding our capitalization.

 Contractual Obligations

The table below summarizes our contractual obligations as of December 31, 2019 (dollars in thousands):

	Payment due by Year
	2020	2021	2022	2023	2024	Thereafter	Total
Principal payments on outstanding debt obligations	$8,135	$76,085	$70,734	$293,689	$372,172	$170,363	$991,178
Interest payments on outstanding debt obligations (1)	34,697	32,797	29,811	23,274	12,100	3,257	135,936
Operating lease obligations	495	369	375	382	388	2,029	4,038
Total	$43,327	$109,251	$100,920	$317,345	$384,660	$175,649	$1,131,152

(1)	Our unsecured credit facility and term loans assume a 30-day LIBOR rate of 1.76% as of December 17, 2019.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements during the year ended December 31, 2019 that have or are likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resource that is material to our interests.

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

Our apartment tenant composition varies across the regions in which we operate, includes singles, roommates and family renters and is generally reflective of the principal employers in the relevant region. Our apartment properties predominantly consist of one-bedroom and two-bedroom units, although some of our apartment properties also have three-bedroom units.

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

Critical Accounting Estimates and Policies

We consider the accounting policies discussed below to be critical to an understanding of how we report our financial condition and results of operations because their application places the most significant demands on the judgment and estimates of our management.

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

Revenue Recognition

We apply FASB ASC Topic 842, “Leases” with respect to our accounting for rental income.  We primarily lease apartment units under operating leases generally with terms of one year or less. Rental payments are generally due monthly and rental revenues are recognized on an accrual basis when earned.  We have elected to account for lease (i.e. fixed payments including base rent) and non-lease components (i.e. tenant reimbursements and other certain service fees) as a single combined operating lease component since (1) the timing and pattern of transfer of the lease and non-lease components is the same, (2) the lease component is the predominant element, and (3) the combined single lease component would be classified as an operating lease.  As a result of this treatment, certain amounts classified within prior revenue captions tenant reimbursement income and other property income have been combined into rental and other property revenue in the consolidated statements of operations and prior period amounts have been adjusted to conform to the current period presentation.

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

Under business combination accounting, the fair value of the real estate acquired is allocated to the acquired tangible assets, generally consisting of land, building and tenant improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases for acquired in-place leases and the value of tenant relationships, based, in each case, on their fair values. Transaction costs and fees incurred related to the acquisition are expensed as incurred.  Under asset acquisition accounting, the costs to acquire real estate, including transaction costs related to the acquisition, are accumulated and then allocated to the individual tangible and intangible assets and liabilities acquired based upon their relative fair value.  Under both business combination and asset acquisition accounting, transaction costs and fees incurred related to the financing of an acquisition are capitalized and amortized over the life of the related financing.

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

Share-Based Compensation

We account for stock-based compensation in accordance with FASB ASC Topic 718, “Compensation - Stock Compensation”. Any stock-based compensation awards granted are measured based on the grant-date fair value of the award and compensation expense for the entire award is recognized on a straight-line basis over the requisite service period, which is the vesting period, for the entire award.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. We may be exposed to interest rate changes primarily as a result of long-term debt used to maintain liquidity, fund capital expenditures and expand our real estate investment portfolio and operations. Market fluctuations in real estate financing may affect the availability and cost of funds needed to expand our investment portfolio. In addition, restrictions upon the availability of real estate financing or high interest rates for real estate loans could adversely affect our ability to dispose of real estate in the future. We seek to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. We currently and may in the future use derivative financial instruments to hedge exposures to changes in interest rates on loans secured by our assets. The market risk associated with interest-rate contracts is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken. With regard to variable rate financing, we assess our interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. We maintain risk management control systems to monitor interest rate cash flow risk attributable to both our outstanding and forecasted debt obligations as well as our potential offsetting hedge positions. While this hedging strategy is designed to minimize the impact on our net income and funds from operations of changes in interest rates, the overall returns on any investment in our securities may be reduced. We currently have limited exposure to financial market risks.

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

As of December 31, 2019, our only interest rate sensitive assets or liabilities related to our principal amount of $991.2 million of outstanding indebtedness, of which $504.9 million was fixed rate and $486.3 million was floating rate, was two float-to-fixed interest rate swaps with a total notional amount of $300.0 million, and two interest rate collars with a total notional amount of $250.0 million. As of December 31, 2018, our only interest rate sensitive assets or liabilities related to our principal amount of $991.4 million of outstanding indebtedness, of which $585.7 million was fixed rate and $405.7 million was floating rate, was an individual interest rate cap with a notional amount of $150.0 million and a float-to-fixed interest rate swap with a notional amount of $250.0 million. We monitor interest rate risk routinely and seek to minimize the possibility that a change in interest rates would impact the interest incurred and our cash flows. To mitigate such risk, we may use interest rate derivative contracts.

As of December 31, 2019, and 2018, the fair value of our fixed-rate indebtedness was $505.5 million and $577.1 million, respectively. The fair value of our fixed rate indebtedness was estimated using a discounted cash flow analysis utilizing rates that we believe a market participant would expect to pay for debt of a similar type and remaining maturity as if the debt was originated at December 31, 2019 and 2018, respectively. As we expect to remain obligated on our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations.

As of December 31, 2019, one of our interest rate swaps had an asset fair value of $1.0 million while our other interest rate swap and interest rate collars had a combined liability fair value of $7.8 million.  The fair values of our interest rate swaps and interest rate collars were estimated using a discounted cash flow analysis based on forward interest rate curves.  The impact of the interest rate swaps and interest rate collars have been included in the table below.

The following table summarizes our indebtedness, and the impact to interest expense for a 12-month period, and the change in the net fair value of our indebtedness assuming an instantaneous increase or decrease of 100 basis points in the LIBOR interest rate curve (dollars in thousands):

	Liabilities Subject to Interest Rate Sensitivity (a)	100 Basis Point Increase	100 Basis Point Decrease
Interest expense from variable-rate indebtedness	$486,302	$1,474	$(1,377)
Fair value of fixed-rate indebtedness	505,510	(18,098)	18,927

(a)   Unpaid balance of variable-rate indebtedness as of December 31, 2019 is shown. Fair value of fixed-rate indebtedness as of December 31, 2019 is shown.

ITEM 8.	Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

OF INDEPENDENCE REALTY TRUST, INC.

(A Maryland Corporation)

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Independence Realty Trust, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Independence Realty Trust, Inc. and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for each of the years in the three‑year period ended December 31, 2019, and the related notes and financial statement schedule III (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 18, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Evaluation of real estate assets for potential impairment

As discussed in Notes 2 and 3 to the consolidated financial statements, the Company had $1,637,930 thousand of investments in real estate, net as of December 31, 2019. The Company evaluates the recoverability of real estate assets whenever events or changes in circumstances indicate that the carrying amount of a real estate asset may exceed fair value.

We identified the evaluation of real estate assets for potential impairment as a critical audit matter. There is a high degree of subjective and complex auditor judgement in evaluating the relevant events or changes in circumstances that may indicate the carrying value of the asset may not be recoverable. In particular the judgements regarding the Company’s plans for the respective assets, net operating income, occupancy rates, and the impact of changes in market conditions or other factors on the fair value of the real estate asset. Changes in these judgments could have a significant impact on the determination of the recoverability of the real estate assets.

The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s process to identify and evaluate events or changes in circumstances that may indicate the carrying amount of the real estate may not be recoverable, including controls related to evaluation of external market conditions, determining the period the Company will hold the real estate asset, net operating income and occupancy rates. We inquired of Company officials and inspected documents including plans for the respective assets to evaluate the likelihood that a real estate asset would be sold prior to the estimated holding period. We also performed independent evaluations, including examining property operating statements, property rental rates, occupancy levels, and third-party market reports for 1) indications of a significant decrease in the fair value of the real estate assets and 2) decreases in current net operating income of the real estate assets.

Assessment of the allocation of purchase price to acquired real estate assets

As discussed in Notes 2 and 3 to the consolidated financial statements, the Company acquired $129,344 thousand of real estate assets that were accounted for as asset acquisitions during the year ended December 31, 2019. The Company determines the allocation of the purchase price to land and building and improvements using the relative fair values in each asset acquisition.

We identified the evaluation of the relative fair value allocation of purchase price to acquired real estate assets as a critical audit matter. There is a high degree of subjective and complex auditor judgment in evaluating the factors used in allocation of the purchase price to land, and building and improvements. Specifically, those factors include the relevance and reliability of market information including comparable land sales identified and replacement costs used to determine the building and improvements fair value.

The primary procedures we performed to address the critical audit matter included the following. We tested certain internal controls over the Company’s process to determine the relative fair values for land, and building and improvements including controls to identify and select publicly available comparable land sales and to evaluate replacement cost inputs used to estimate the fair value of building and improvements. For all asset acquisitions we involved valuation professionals with specialized skills and knowledge, who assisted in the following procedures for the Company’s asset acquisitions:

‒	compared the Company’s estimated fair value of land to a range of independently developed estimates based on publically available and comparable land sales; and
‒	compared the key inputs in the Company’s replacement cost analysis of building and improvement fair value to market data such as industry guides used for developing replacement buildings.

/s/ KPMG LLP

We have served as the Company’s auditor since 2014.

Philadelphia, Pennsylvania

February 18, 2020

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Independence Realty Trust, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Independence Realty Trust, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes and financial statement schedule III (collectively, the consolidated financial statements), and our report dated February 18, 2020 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

Philadelphia, Pennsylvania

February 18, 2020

Independence Realty Trust, Inc. and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands, except share and per share data)

	As of December 31, 2019	As of December 31, 2018
ASSETS:
Investments in real estate:
Investments in real estate, at cost	$1,796,365	$1,660,423
Accumulated depreciation	(158,435)	(112,270)
Investments in real estate, net	1,637,930	1,548,153
Real estate held for sale	-	77,285
Cash and cash equivalents	9,888	9,316
Restricted cash	4,545	6,729
Other assets	10,380	8,802
Derivative assets	953	8,307
Intangible assets, net of accumulated amortization of $540 and $787, respectively	410	744
Total Assets	$1,664,106	$1,659,336
LIABILITIES AND EQUITY:
Indebtedness, net of unamortized deferred financing costs of $5,606 and $5,927, respectively	$985,572	$985,488
Accounts payable and accrued expenses	25,399	22,815
Accrued interest payable	2,196	719
Dividends payable	16,491	16,162
Derivative liabilities	7,769	-
Other liabilities	6,922	4,107
Total Liabilities	1,044,349	1,029,291
Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized, 0 and 0 shares issued and outstanding, respectively	-	-
Common stock, $0.01 par value; 300,000,000 shares authorized, 91,070,637 and 89,184,443 shares issued and outstanding, including 326,541 and 303,819 unvested restricted common share awards, respectively	911	892
Additional paid in capital	765,992	742,429
Accumulated other comprehensive income (loss)	(12,099)	2,016
Retained earnings (accumulated deficit)	(141,525)	(122,342)
Total stockholders’ equity	613,279	622,995
Noncontrolling interests	6,478	7,050
Total Equity	619,757	630,045
Total Liabilities and Equity	$1,664,106	$1,659,336

The accompanying notes are an integral part of these consolidated financial statements

Independence Realty Trust, Inc. and Subsidiaries

Consolidated Statements of Operations

(Dollars in thousands, except share and per share information)

	For the Years Ended December 31,
	2019	2018	2017
REVENUE:
Rental and other property revenue	$202,620	$190,712	$160,497
Other revenue	603	520	719
Total revenue	203,223	191,232	161,216
EXPENSES:
Property operating expenses	79,568	76,363	64,716
Property management expenses	7,726	6,963	6,006
General and administrative expenses	12,745	10,817	9,526
Acquisition and integration expenses	-	-	1,342
Depreciation and amortization expense	52,815	45,221	34,201
Casualty related costs	-	46	-
Total expenses	152,854	139,410	115,791
Interest expense	(39,226)	(36,006)	(28,702)
Other income (expense)	-	144	89
Net gains (losses) on sale of assets	35,211	10,650	18,825
Gain (loss) on extinguishment of debt	-	-	(572)
Acquisition related debt extinguishment expenses	-	-	(3,624)
Net income (loss):	46,354	26,610	31,441
(Income) loss allocated to noncontrolling interest	(458)	(322)	(1,235)
Net income (loss) allocable to common shares	$45,896	$26,288	$30,206
Earnings (loss) per share:
Basic	$0.51	$0.30	$0.41
Diluted	$0.51	$0.30	$0.41
Weighted-average shares:
Basic	89,799,238	87,086,585	73,338,219
Diluted	90,417,486	87,376,991	73,599,869

The accompanying notes are an integral part of these consolidated financial statements.

Independence Realty Trust, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(Dollars in thousands)

	For the Years Ended December 31,
	2019	2018	2017
Net income (loss)	$46,354	$26,610	$31,441
Other comprehensive income (loss):
Change in fair value of interest rate hedges	(15,571)	(1,382)	845
Realized (gains) losses on interest rate hedges reclassified to earnings	1,139	(1,372)	107
Total other comprehensive income	(14,432)	(2,754)	952
Comprehensive income (loss) before allocation to noncontrolling interests	31,922	23,856	32,393
Allocation to noncontrolling interests	(141)	(178)	(1,244)
Comprehensive income (loss) allocable to common shares	$31,781	$23,678	$31,149

The accompanying notes are an integral part of these consolidated financial statements.

Independence Realty Trust, Inc. and Subsidiaries

Consolidated Statements of Changes in Equity

(Dollars in thousands, except share and per share data)

	Preferred Shares	Par Value Preferred Shares	Common Shares	Par Value Common Shares	Additional Paid In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2016	-	$-	68,996,070	$690	$564,633	$3,683	$(62,181)	$506,825	$21,866	$528,691
Net income (loss)	-	-	-	-	-	-	30,206	30,206	1,235	31,441
Common dividends declared ($0.72 per share)	-	-	-	-	-	-	(53,246)	(53,246)	-	(53,246)
Other comprehensive income	-	-	-	-	-	943	-	943	9	952
Stock compensation expense	-	-	168,010	1	1,967	-	-	1,968	-	1,968
Repurchase of shares related to equity award tax withholding	-	-	(59,631)	(1)	(568)	-	-	(569)	-	(569)
Conversion of noncontrolling interest to common shares	-	-	64,202	1	619	-	-	620	(620)	-
Issuance of common shares, net	-	-	15,539,900	155	137,198	-	-	137,353	-	137,353
Issuance of noncontrolling interests	-	-	-	-	-	-	-	-	1,654	1,654
Distribution to noncontrolling interest declared ($0.72 per unit)	-	-	-	-	-	-	-	-	(2,125)	(2,125)
Balance, December 31, 2017	-	$-	84,708,551	$846	$703,849	$4,626	$(85,221)	$624,100	$22,019	$646,119
Net income (loss)	-	-	-	-	-	-	26,288	26,288	322	26,610
Common dividends declared ($0.72 per share)	-	-	-	-	-	-	(63,409)	(63,409)	-	(63,409)
Other comprehensive income	-	-	-	-	-	(2,610)	-	(2,610)	-144	(2,754)
Stock compensation expense	-	-	188,196	2	2,558	-	-	2,560	-	2,560
Repurchase of shares related to equity award tax withholding	-	-	(38,712)	-	(354)	-	-	(354)	-	(354)
Conversion of noncontrolling interest to common shares	-	-	2,130,244	21	14,485	-	-	14,506	(14,506)	-
Issuance of common shares, net	-	-	2,196,164	23	21,891	-	-	21,914	-	21,914
Distribution to noncontrolling interest declared ($0.72 per unit)	-	-	-	-	-	-	-	-	(641)	(641)
Balance, December 31, 2018	-	$-	89,184,443	$892	$742,429	$2,016	$(122,342)	$622,995	$7,050	$630,045
Net income (loss)	-	-	-	-	-	-	45,896	45,896	458	46,354
Common dividends declared ($0.72 per share)	-	-	-	-	-	-	(65,079)	(65,079)	-	(65,079)
Other comprehensive income	-	-	-	-	-	(14,115)	-	(14,115)	(317)	(14,432)
Stock compensation expense	-	-	209,215	1	3,165	-	-	3,166	-	3,166
Repurchase of shares related to equity award tax withholding	-	-	(49,928)	-	(642)	-	-	(642)	-	(642)
Conversion of noncontrolling interest to common shares	-	-	9,616	-	78	-	-	78	(78)	-
Issuance of common shares, net	-	-	1,717,291	18	20,962	-	-	20,980	-	20,980
Distribution to noncontrolling interest declared ($0.72 per unit)	-	-	-	-	-	-	-	-	(635)	(635)
Balance, December 31, 2019	-	$-	91,070,637	$911	$765,992	$(12,099)	$(141,525)	$613,279	$6,478	$619,757

The accompanying notes are an integral part of these consolidated financial statements.

Independence Realty Trust, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Dollars in thousands)

	For the Years Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net income (loss)	$46,354	$26,610	$31,441
Adjustments to reconcile net income to cash flow from operating activities:
Depreciation and amortization	52,815	45,221	34,201
Amortization of deferred financing costs, net	1,423	1,430	1,464
Stock compensation expense	3,116	2,524	1,968
Net (gains) losses on sale of assets	(35,211)	(10,650)	(18,825)
Net (gains) losses on extinguishment of debt	-	-	572
Amortization related to derivative instruments	690	(40)	-
Acquisition related debt extinguishment expenses	-	-	3,624
Changes in assets and liabilities:
Other assets	1,344	(514)	(1,267)
Accounts payable and accrued expenses	3,490	3,284	1,578
Accrued interest payable	1,542	469	(242)
Other liabilities	(562)	196	(190)
Net cash provided by (used in) operating activities	75,001	68,530	54,324
Cash flows from investing activities:
Acquisition of real estate properties	(128,908)	(215,833)	(221,813)
Disposition of real estate properties	68,137	26,802	44,474
Capital expenditures	(45,625)	(40,426)	(14,370)
Cash flow provided by (used in) investing activities	(106,396)	(229,457)	(191,709)
Cash flows from financing activities:
Proceeds from issuance of common stock	20,981	21,914	137,353
Proceeds from unsecured credit facility and term loan	234,059	400,000	199,690
Unsecured credit facility repayments	(153,500)	(198,262)	(145,685)
Mortgage principal repayments	(4,284)	(3,191)	(2,654)
Payments for deferred financing costs	(1,446)	(890)	(2,089)
Distributions on common stock	(64,745)	(52,476)	(52,304)
Distributions to noncontrolling interests	(640)	(658)	(2,119)
Payment for interest rate collars	-	(3,730)	(2,405)
Payments related to extinguishment of debt on acquisitions	-	-	(3,624)
Repurchase of shares related to equity award tax withholding	(642)	(354)	(569)
Net cash provided by (used in) financing activities	29,783	162,353	125,594
Net change in cash and cash equivalents, and restricted cash	(1,612)	1,426	(11,791)
Cash and cash equivalents, and restricted cash, beginning of period	16,045	14,619	26,410
Cash and cash equivalents, and restricted cash, end of the period	$14,433	$16,045	$14,619
Reconciliation of cash, cash equivalents, and restricted cash to the Consolidated Balance Sheet
Cash and cash equivalents	$9,888	$9,316	$9,316
Restricted cash	4,545	6,729	6,729
Total cash, cash equivalents, and restricted cash, end of period	$14,433	$16,045	$16,045
Supplemental cash flow information:
Cash paid for interest	$37,531	$36,002	$27,368
Supplemental disclosure of noncash investing and financing activities:
Decrease in noncontrolling interest from conversion of common limited partnership units to shares of common stock	$78	$14,506	$620
Distributions declared but not paid	$16,491	$16,162	$5,245
Value of limited partnership units issued in acquisitions	$-	$-	$1,654
Mortgage debt assumed	$-	$54,756	$18,977
Initial measurement of operating lease right of use assets	$2,812	$-	$-
Initial measurement of operating lease liabilities	$3,176	$-	$-
Debt extinguishment costs included in net gains (losses) on sale of assets	$7,417	$911	$4,251
Capital expenditure accrual	$804	$1,750	$-

The accompanying notes are an integral part of these consolidated financial statements.

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of December 31, 2019

(Dollars in thousands, except share and per share data)

NOTE 1: Organization

Independence Realty Trust, Inc. (“IRT”), is a self-administered and self-managed Maryland real estate investment trust (“REIT”) which was formed on March 26, 2009.  Our primary purposes are to acquire, own, operate, improve and manage multifamily apartment communities in non-gateway markets. As of December 31, 2019, we owned and operated 57 (unaudited) multifamily apartment properties, totaling 15,554 (unaudited) units across non-gateway U.S markets, including Atlanta, Louisville, Memphis, and Raleigh. We own substantially all of our assets and conduct our operations through Independence Realty Operating Partnership, LP, which we refer to as IROP, of which we are the sole general partner.

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

b. Principles of Consolidation

The consolidated financial statements reflect our accounts and the accounts of IROP and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.  Pursuant to FASB Accounting Standards Codification Topic 810, “Consolidation”, IROP is considered a variable interest entity of which we are the primary beneficiary.  As our significant asset is our investment in IROP, substantially all of our assets and liabilities represent the assets and liabilities of IROP.

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

e. Restricted Cash

Restricted cash includes escrows of our funds held by lenders to fund certain expenditures or to be released at our discretion upon the occurrence of certain pre-specified events. As of December 31, 2019 and 2018, we had $4,545 and $6,729, respectively, of restricted cash.

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

As of December 31, 2019

(Dollars in thousands, except share and per share data)

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

Under business combination accounting, the fair value of the real estate acquired is allocated to the acquired tangible assets, generally consisting of land, building and tenant improvements, identified intangible assets, consisting of the value of above-market and below-market leases for acquired in-place leases and the value of tenant relationships and liabilities, based, in each case, on their fair values. Transaction costs and fees incurred related to the acquisition are expensed as incurred.  Under asset acquisition accounting, the costs to acquire real estate, including transaction costs related to the acquisition, are accumulated and then allocated to the individual tangible and intangible assets and liabilities acquired based upon their relative fair value.  Under both business combination and asset acquisition accounting, transaction costs and fees incurred related to the financing of an acquisition are capitalized and amortized over the life of the related financing.

We estimate the fair value of acquired tangible assets (consisting of land, building and improvements), identified intangible assets (consisting of in-place leases), and assumed debt at the date of acquisition, based on the evaluation of information and estimates available at that date.

The aggregate value of in-place leases is determined by evaluating various factors, including the terms of the leases that are in place and assumed lease-up periods.  During the year ended December 31, 2019 and 2018, we acquired in-place leases with a value of $1,265 and $3,074, respectively, related to our acquisitions that are discussed further in Note 3: Investments in Real Estate. The value assigned to these intangible assets is amortized over the assumed lease up period, typically six months.  For the years ended December 31, 2019, 2018 and 2017 we recorded $1,599, $3,433 and $1,536 of amortization expense for intangible assets, respectively. For the years ended December 31, 2019, 2018, and 2017 we wrote-off fully amortized intangible assets of $1,846, $4,153, and $0, respectively. Based on the intangible assets identified above, we expect to record amortization expense of intangible assets of $410 for 2020.

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

Depreciation

Depreciation expense for real estate assets is computed using a straight-line method based on a life of 40 years for buildings and improvements and five to ten years for equipment and fixtures. For the years ended December 31, 2019, 2018 and 2017 we recorded $51,216, $41,788 and $32,665 of depreciation expense, respectively. For the years ended December 31, 2019 and 2018, we wrote-off fully depreciated fixed assets of $940 and $408, respectively.

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of December 31, 2019

(Dollars in thousands, except share and per share data)

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

The table below presents our revenues disaggregated by revenue source.

	For the year ended December 31,
	2019	2018	2017
Rental revenue (1)	$195,120	$184,330	$155,334
Other property revenue (2)	7,500	6,382	5,163
Other revenue (2)	603	520	719
Total revenue	$203,223	$191,232	$161,216

(1)	Amounts include all revenue streams derived from rental income and other lease income, which are accounted for under FASB ASC Topic 842.
(2)

Amounts include revenue related to activities that are not considered components of a lease, including application fees and administrative fees, as well as revenue not related to leasing activities, including vendor revenue sharing. All amounts are accounted for under FASC ASC Topic 606.

Our portfolio of properties consists primarily of apartment communities geographically concentrated in the Southeastern United States. North Carolina, Georgia, Tennessee, Kentucky, Florida, Ohio, and Texas comprised 15.76%, 13.46%, 10.92%, 9.51%, 9.47%, 9.10%, and 7.54%, respectively, of our rental revenue for the year ended December 31, 2019. We have no single customer that accounts for 10% or more of revenue.

We make ongoing estimates of the collectability of our base rents, tenant reimbursements, and other service fees included within rental and other property revenue.  Effective January 1, 2019, if collectability is not probable, we adjust rental and other property income for the amount of uncollectible revenue. Prior to January 1, 2019, we maintained an allowance for doubtful accounts based on an ongoing analysis of collectability and recorded changes in the allowance for doubtful accounts as bad debt expense within property operating expenses.  For the year ended December 31, 2018, we recorded bad debt expense of $644 within property operating expenses in the consolidated statements of operations.

For the years ended December 31, 2019, 2018, and 2017, we recognized revenues of $156, $195, and $110, respectively, related to recoveries of lost rental revenue due to natural disasters and other insurable events from our insurance providers.

Advertising Expenses

For the years ended December 31, 2019, 2018 and 2017, we incurred $2,350, $2,172, and $1,806 of advertising expenses, respectively.

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

As of December 31, 2019

(Dollars in thousands, except share and per share data)

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

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of December 31, 2019

(Dollars in thousands, except share and per share data)

	December 31, 2019		December 31, 2018
Financial Instrument	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Cash and cash equivalents	$9,888	$9,888	$9,316	$9,316
Restricted cash	4,545	4,545	6,729	6,729
Derivative assets	953	953	8,307	8,307

Liabilities
Debt:
Unsecured credit facility	183,966	186,302	153,983	155,743
Unsecured term loans	298,418	300,000	248,380	250,000
Mortgages	503,188	505,510	583,125	577,112
Derivative liabilities	7,769	7,769	-	-

i. Deferred Financing Costs

Costs incurred in connection with debt financing are deferred and classified within indebtedness and charged to interest expense over the terms of the related debt agreements, under the effective interest method.

j. Income Taxes

We have elected to be taxed as a REIT beginning with the taxable year ended December 31, 2011. Accordingly, we recorded no income tax expense for the years ended December 31, 2019, 2018 and 2017.

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

For the year ended December 31, 2019, 69% of dividends were characterized as capital gain distributions, 16% were characterized as ordinary income and 15% were characterized as return of capital.  For the year ended December 31, 2018, 37% of dividends were characterized as capital gain distributions, 39% were characterized as ordinary income and 24% were characterized as return of capital. For the year ended December 31, 2017, 53% of dividends were classified as capital gain distributions, 36% of dividends were characterized as ordinary income and 11% were characterized as return of capital.

k. Share-Based Compensation

We account for stock-based compensation in accordance with FASB ASC Topic 718, “Compensation - Stock Compensation”. Any stock-based compensation awards granted are measured based on the grant-date fair value of the award and compensation expense for the entire award is recognized on a straight-line basis over the requisite service period, which is the vesting period, for the entire award.

l. Noncontrolling Interest

Our noncontrolling interest represents limited partnership units of our operating partnership that were issued in connection with certain property acquisitions. We record limited partnership units issued in an acquisition at their fair value on the closing date of the

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of December 31, 2019

(Dollars in thousands, except share and per share data)

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

m. Derivative Instruments

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

n. Office Leases

We apply FASB ASC Topic 842, “Leases”, which requires a lessee to recognize a right-of-use asset and a lease liability on the balance sheet at the lease commencement date for all leases, except those leases with terms of less than a year.  We lease corporate office space under leases with terms of up to 10 years and that may include extension options, but that do not include any residual value guarantees or restrictive covenants. As of December 31, 2019, we had $2,812 of operating lease right-of-use assets and $3,176 of operating lease liabilities related to our corporate office leases. The operating lease right-of-use assets are presented within other assets and the operating lease liabilities are presented within other liabilities in our consolidated balance sheet. We recorded $589 and $416, respectively, of total operating lease expense for years ended December 31, 2019 and 2018, which is recorded within property management expense and general and administrative expenses in our consolidated statements of operations.

    o. Recent Accounting Pronouncements

Below is a brief description of recent accounting pronouncements that could have a material effect on our financial statements.

Adopted Within these Financial Statements

In May 2014, the FASB issued an accounting standard classified under FASB ASC Topic 606, “Revenue from Contracts with Customers”. This accounting standard generally replaces existing guidance by requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This accounting standard applies to all contracts with customers, except those that are within the scope of other Topics in the FASB ASC. Subsequently, the FASB issued amendments to this accounting standard that provided further clarification. We adopted these accounting standard updates on January 1, 2018 using the modified retrospective approach. A majority of our revenue is derived from real estate lease contracts, which are specifically excluded from the scope of these standards. The portion of our revenue that was impacted by these standards included revenue recorded within the property revenue and other property revenue, and other revenue captions of our Consolidated Statements of Operations. The adoption of these standards did not have a material impact on our consolidated financial statements and no cumulative effect adjustment was recorded upon adoption.

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of December 31, 2019

(Dollars in thousands, except share and per share data)

In August 2016, the FASB issued an accounting standard classified under FASB ASC Topic 230, “Statement of Cash Flows”. This accounting standard provides guidance on eight specific cash flow issues: (i) debt prepayment or debt extinguishment costs; (ii) settlement of zero-coupon debt  instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; (iii) contingent consideration payments made after a business combination; (iv) proceeds from the settlement of insurance claims; (v) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; (vi) distributions received from equity method investees; (vii) beneficial interests in securitization transactions; and (viii) separately identifiable cash flows and application of the predominance principle. Subsequently, the FASB issued amendments to this accounting standard that required companies to include restricted cash and restricted cash equivalents with cash and cash equivalents when reconciling the statement of cash flows. We adopted these standards as of January 1, 2018. The adoption of this accounting standard resulted in an increase (decrease) in net cash used in investing activities of $942 and ($105) for the years ended December 31, 2018, and 2017, respectively.

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

In February 2017, the FASB issued an accounting standard update under FASB ASC Topic 610 “Other Income.” The amendments in this update provided guidance for partial sales of nonfinancial assets, including partial sales of real estate. Historically, GAAP contained several different accounting models to evaluate whether the transfer of certain assets qualified for sale treatment. This new standard reduces the number of potential accounting models that might apply and clarified which model does apply in various circumstances. Partial sales of nonfinancial assets are common in the real estate industry and include transactions in which the seller retains an equity interest in the entity that owns the assets or has an equity interest in the buyer. We adopted this standard as of January 1, 2018. While partial sales are common in the real estate industry, we have never participated in a transaction of this nature, therefore, the adoption of this accounting standard had no impact on our consolidated financial statements.

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

As of December 31, 2019

(Dollars in thousands, except share and per share data)

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

NOTE 3: Investments in Real Estate

As of December 31, 2019, our investments in real estate consisted of 57 apartment properties (unaudited). The table below summarizes our investments in real estate:

	2019	2018	Depreciable Lives (In years)
Land	$234,050	$209,111	-
Building	1,453,052	1,384,810	40
Furniture, fixtures and equipment	109,263	66,502	5-10
Total investment in real estate	$1,796,365	$1,660,423
Accumulated depreciation	(158,435)	(112,270)
Investments in real estate, net	$1,637,930	$1,548,153

Acquisitions

The below table summarizes the acquisitions for the year ended December 31, 2019:

Property Name	Date of Purchase	Market	Units (unaudited)	Contract Price
North Park	04/30/2019	Atlanta, GA	224	$28,000
Rocky Creek	07/11/2019	Tampa, FL	264	48,000
Thornhill	10/01/2019	Raleigh, NC	318	52,925
Total			806	$128,925

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of December 31, 2019

(Dollars in thousands, except share and per share data)

The following table summarizes the aggregate fair value of the assets and liabilities associated with the properties acquired during the year ended December 31, 2019, on the date of acquisition.

Description	Fair Value of Asset Acquired During the Year Ended December 31, 2019
Assets acquired:
Investments in real estate (a)	$127,908
Accounts receivable and other assets	170
Intangible assets	1,266
Total assets acquired	$129,344
Liabilities assumed:
Accounts payable and accrued expenses	644
Other liabilities	312
Total liabilities assumed	$956
Estimated fair value of net assets acquired	$128,388

(a)	Includes $249 of property related acquisition costs capitalized during the year ended December 31, 2019.

On February 11, 2020, we acquired a 251-unit property located in Dallas, TX for a purchase price of $51,204.

The below table summarizes the acquisitions for the year ended December 31, 2018:

Property Name	Date of Purchase	Market	Units (unaudited)	Contract Price
Creekside Corners (1)	01/03/2018	Atlanta, GA	444	$43,901
Hartshire Lakes (1)	01/03/2018	Indianapolis, IN	272	27,597
The Chelsea	01/04/2018	Columbus, OH	312	36,750
Avalon Oaks	02/27/2018	Columbus, OH	235	23,000
Bridgeview	07/11/2018	Tampa-St. Petersburg, FL	348	43,000
Collier Park	07/26/2018	Columbus, OH	232	21,200
Waterford	10/11/2018	Atlanta, GA	260	30,500
Lucerne	11/07/2018	Tampa-St. Petersburg, FL	276	47,000
Total			2,379	$272,948

(1)

These properties were acquired as the last phase of our acquisition of a nine-community portfolio (the “HPI Portfolio”), totaling 2,352 units (unaudited), which we agreed to acquire on September 3, 2017 for a total purchase price of $228,144

Dispositions

The below table summarizes the dispositions for the year ended December 31, 2019:

Property Name	Date of Sale	Sale Price	Gain (loss) on sale (1)
Reserve at Eagle Ridge	04/30/2019	$42,000	$12,294
Little Rock, AR Portfolio	07/18/2019	56,500	2,220
Iron Rock	12/17/2019	56,000	20,683
Total		$154,500	$35,197

(1)	The gain (loss) for these properties is net of $7,417 of defeasance and debt prepayment premium costs.

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of December 31, 2019

(Dollars in thousands, except share and per share data)

The below table summarizes the dispositions for the year ended December 31, 2018:

Property Name	Date of Sale	Sale Price	Gain (loss) on sale (1)
Aventine Greenville	12/20/2018	$52,500	$6,119
Arbors at the Reservoir	12/27/2018	24,800	4,445
Total		$77,300	$10,564

(1)	The gain (loss) for these properties is net of $911 of defeasance and debt prepayment premium costs.

The below table summarizes the dispositions for the year ended December 31, 2017:

Property Name	Date of Sale	Sale Price	Gain (loss) on sale (1)
Copper Mill	5/5/2017	$32,000	$15,595
Heritage Trace	6/1/2017	11,600	(1,256)
Berkshire Square	6/9/2017	16,000	1,510
Crossings	11/28/2017	27,200	3,061
Total		$86,800	$18,910

(1)	The gain (loss) for these properties is net of $4,251 of defeasance and debt prepayment costs.

NOTE 4: Indebtedness

The following tables contains summary information concerning our indebtedness as of December 31, 2019:

Debt:	Outstanding Principal	Unamortized Debt Issuance Costs	Carrying Amount	Type	Weighted Average Rate	Weighted Average Maturity (in years)
Unsecured credit facility (1)	$186,302	$(2,336)	$183,966	Floating	3.2%	3.4
Unsecured term loans	300,000	(1,582)	298,418	Floating	3.1%	4.3
Mortgages	504,876	(1,688)	503,188	Fixed	3.9%	4.0
Total Debt	$991,178	$(5,606)	$985,572		3.5%	4.0

(1)	The unsecured credit facility total capacity is $350,000, of which $186,302 was outstanding as of December 31, 2019.

	Original maturities on or before December 31,
Debt:	2020	2021	2022	2023	2024	Thereafter
Unsecured credit facility	$-	$-	$-	$186,302	$-	$-
Unsecured term loans	-	-	-	-	300,000	-
Mortgages	8,135	76,085	70,734	107,387	72,172	170,363
Total	$8,135	$76,085	$70,734	$293,689	$372,172	$170,363

As of December 31, 2019 we were in compliance with all financial covenants contained in our indebtedness.

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of December 31, 2019

(Dollars in thousands, except share and per share data)

The following tables contains summary information concerning our indebtedness as of December 31, 2018:

Debt:	Outstanding Principal	Unamortized Debt Issuance Costs	Carrying Amount	Type	Weighted Average Rate	Weighted Average Maturity (in years)
Unsecured credit facility (1)	$155,743	$(1,760)	$153,983	Floating	3.9%	2.7
Unsecured term loans	250,000	(1,620)	248,380	Floating	4.0%	5.4
Mortgages	585,672	(2,547)	583,125	Fixed	3.8%	5.1
Total Debt	$991,415	$(5,927)	$985,488		3.9%	4.8
(1)	The secured credit facility total capacity was $300,000, of which $155,743 was outstanding as of December 31, 2018.

Unsecured Credit Facility and Revolving Line of Credit

On September 17, 2015, we entered into a credit agreement with KeyBank National Association (“KeyBank”) with respect to a $325,000 senior secured credit facility (the “Secured Credit Facility”). The Secured Credit Facility was subsequently amended on December 21, 2016. The amended Secured Credit Facility had a total capacity of $312,500.

  On May 1, 2017, we entered into a $300,000 unsecured credit facility (the “Unsecured Credit Facility”), refinancing and terminating the previous Secured Credit Facility. We recognized the refinance as a partial extinguishment of our prior Secured Credit Facility and recognized a loss on extinguishment of debt of $572.

On May 9, 2019, we entered into a new $350,000 unsecured credit facility that consists entirely of a revolving line of credit (the “Unsecured Revolving Line of Credit”), refinancing and terminating the previous Unsecured Credit Facility. We have the right to increase the aggregate amount of the Unsecured Revolving Line of Credit to up to $600,000.  The maturity date on borrowings outstanding under the Unsecured Revolving Line of Credit is May 9, 2023, subject to our option to extend the revolving commitment for two additional 6-month periods under certain circumstances, including the payment of an extension fee.  We may prepay the Unsecured Revolving Line of Credit, in whole or in part, at any time without a prepayment fee or penalty.  At our option, borrowings under the Unsecured Revolving Line of Credit will bear interest at a rate equal to either (i) the 1-month LIBOR rate plus a margin of 125 to 200 basis points, or (ii) a base rate plus a margin of 25 to 100 basis points. The applicable margin is determined based upon our total consolidated leverage ratio, as defined in the agreements. At the time of closing, based on our leverage ratio, the margin spread to LIBOR was 155 basis points. We recognized the refinance as a modification of our prior unsecured credit facility and incurred deferred financing costs of $1,129 associated with this transaction.

In addition to certain negative covenants, our Unsecured Revolving Line of Credit has financial covenants that require us to (i) maintain a consolidated leverage ratio below thresholds described in the debt agreement, (ii) maintain a minimum consolidated fixed charge coverage ratio, and (iii) maintain a minimum consolidated tangible net worth. Additionally, the covenants (i) limit (a) the amount of distributions that IRT can make to a percentage of Funds from Operations (as such term is described in the debt agreement), and (b) the amount of unhedged variable rate indebtedness that may be incurred by us, and (ii) require us to maintain a pool of unencumbered properties with a total value of at least $100,000.

We may draw upon or pay down our Unsecured Revolving Line of Credit from time-to-time based on our cash needs. Subsequent to December 31, 2019, we drew $62,000 associated with capital expenditures and a property acquisition.

Term Loans

On November 20, 2017, we entered into an agreement for a $100,000 unsecured term loan that matures in November 2024. We incurred upfront deferred costs of $917 associated with this facility. In November 2019, the unsecured term loan was amended, which reduced the interest spread. We incurred $257 of upfront deferred costs associated with the amendment. The interest rate on the unsecured term loan is LIBOR plus a spread of 1.20% – 1.90% based on our consolidated leverage ratio.

On October 30, 2018, we entered into an agreement for a $200,000 unsecured term loan that matures in January 2024. We incurred upfront deferred costs of $821 associated with this facility. The interest rate on the unsecured term loan is LIBOR plus a

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of December 31, 2019

(Dollars in thousands, except share and per share data)

spread of 1.20% – 1.90% based on our overall leverage ratio. At closing, the spread to LIBOR was 145 basis points. At closing, we drew $150,000 under the loan. The remaining $50,000 was drawn in February 2019. We applied proceeds of both draws to reduce outstanding borrowings under our Unsecured Credit Facility.

Mortgages

During the year ended December 31, 2019, in connection with three property dispositions, we extinguished property mortgages totaling $76,512.

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

The following table summarizes the aggregate notional amount and estimated net fair value of our derivative instruments as of December 31, 2019 and 2018:

	December 31, 2019			December 31, 2018
	Notional	Fair Value of Assets	Fair Value of Liabilities	Notional	Fair Value of Assets	Fair Value of Liabilities
Cash flow hedges:
Interest rate swap	$150,000	$953	$—	$150,000	$4,751	$—
Interest rate collars	250,000	—	4,330	250,000	3,556	—
Forward interest rate swap	—	—	3,439	—	—	—
Total	$400,000	$953	$7,769	$400,000	$8,307	$—

Interest rate swap

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of December 31, 2019

(Dollars in thousands, except share and per share data)

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

Forward interest rate swap

On May 9, 2019, we entered into a forward-starting interest rate swap contract with a notional value of $150,000 and a strike rate of 2.176%. The forward interest rate swap has an effective date of June 17, 2021 and a maturity date of June 17, 2026. We designated this forward interest rate swap as a cash flow hedge at inception and determined that the hedge is highly effective in offsetting interest rate fluctuations associated with the identified indebtedness.

Effective interest rate swaps and collars are reported in accumulated other comprehensive income and the fair value of these hedge agreements is included in other assets or other liabilities.

For interest rate swaps and collars that are considered effective hedges, we reclassified realized gains (losses) of $1,139, $1,372 and ($107) to earnings within interest expense for the years ended December 31, 2019, 2018 and 2017, respectively. For interest rate swaps that are considered effective hedges, we expect $1,478 to be reclassified out of accumulated other comprehensive income to earnings over the next 12 months.

NOTE 6: Stockholder Equity and Noncontrolling Interest

Stockholder Equity

On August 4, 2017, we entered into an At-the-Market Issuance Sales Agreement (the “ATM Sales Agreement”) with various sales agents. Pursuant to the ATM Sales Agreement, we may offer and sell shares of our common stock, $0.01 par value per share, having an aggregate offering price of up to $150,000, from time to time through the sales agents. The sales agents are entitled to compensation in an agreed amount not to exceed 2.0% of the gross sales price per share for any shares sold from time to time under the ATM Sales Agreement. We have no obligation to sell any of the shares under the ATM Sales Agreement and may at any time suspend solicitations and offers under the ATM Sales Agreement. During the year ended December 31, 2019, 1,717,291 shares were issued at an average price of $12.82 per share, resulting in $21,258 of net proceed, after deducting $434 of commissions. Pursuant to the Sales Agreement $93,549 remained available for issuance as of December 31, 2019.

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of December 31, 2019

(Dollars in thousands, except share and per share data)

On September 11, 2017 in connection with the acquisition of the HPI Portfolio, we issued 12,500,000 shares of our common stock at a public offering price of $9.25 per share. We also closed on the underwriters’ option to purchase an additional 1,875,000 shares of common stock at the public offering price. As a result of the offering and exercise or the underwriters’ option, we received approximately $126,100 in net proceeds, after deducting the underwriting discount and offering expenses.

Our board of directors declared the following dividends in 2019:

Quarter	Declaration Date	Record Date	Payment Date	Dividend Declared Per Share
First quarter 2019	March 18, 2019	March 29 2019	April 25, 2019	$0.18
Second quarter 2019	June 17, 2019	June 28, 2019	July 25, 2019	$0.18
Third quarter 2019	September 12, 2019	September 27, 2019	October 25, 2019	$0.18
Fourth quarter 2019	December 16, 2019	December 26, 2019	January 24, 2020	$0.18

Our board of directors declared the following dividends in 2018:

Quarter	Declaration Date	Record Date	Payment Date	Dividend Declared Per Share
First quarter 2018	March 13, 2018	April 4, 2018	April 20, 2018	$0.18
Second quarter 2018	June 13, 2018	July 7, 2018	July 20, 2018	$0.18
Third quarter 2018	September 17, 2018	October 5, 2018	October 19, 2018	$0.18
Fourth quarter 2018	December 13, 2018	December 27, 2018	January 24, 2019	$0.18

Noncontrolling Interest

During 2019, holders of IROP units exchanged 9,616 units for 9,616 shares of our common stock. As of December 31, 2019, 871,491 IROP units held by unaffiliated third parties remain outstanding with a redemption value of $12,271, based on IRT’s stock price of $14.08 as of December 31, 2019.

During 2018, holders of IROP units exchanged 2,130,244 units for 2,130,244 shares of our common stock. As of December 31, 2018, 881,107 IROP units held by unaffiliated third parties remain outstanding with a redemption value of $8,089, based on IRT’s stock price of $9.18 as of December 31, 2018.

Our board of directors declared the following distributions on our operating partnership’s LP units during 2019:

Quarter	Declaration Date	Record Date	Payment Date	Dividend Declared Per Share
First quarter 2019	March 18, 2019	March 29 2019	April 25, 2019	$0.18
Second quarter 2019	June 17, 2019	June 28, 2019	July 25, 2019	$0.18
Third quarter 2019	September 12, 2019	September 27, 2019	October 25, 2019	$0.18
Fourth quarter 2019	December 16, 2019	December 26, 2019	January 24, 2020	$0.18

Our board of directors declared the following distributions on our operating partnership’s LP units during 2018:

Quarter	Declaration Date	Record Date	Payment Date	Dividend Declared Per Share
First quarter 2018	March 13, 2018	April 4, 2018	April 20, 2018	$0.18
Second quarter 2018	June 13, 2018	July 7, 2018	July 20, 2018	$0.18
Third quarter 2018	September 17, 2018	October 5, 2018	October 19, 2018	$0.18
Fourth quarter 2018	December 13, 2018	December 27, 2018	January 24, 2019	$0.18

NOTE 7: Equity Compensation Plans

In May 2016, our shareholders approved and our board of directors adopted an amended and restated Long Term Incentive Plan (the “Incentive Plan”), which provides for the grants of awards to our directors, officers, employees, and consultants. The Incentive Plan authorizes the grant of restricted or unrestricted shares of our common stock, performance share units (“PSUs”), non-qualified

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of December 31, 2019

(Dollars in thousands, except share and per share data)

and incentive stock options, restricted stock units (“RSUs”), stock appreciation rights (“SARs”), dividend equivalents and other stock- or cash-based awards. In conjunction with the amendment, the number of shares of common stock issuable under the Incentive Plan was increased to 4,300,000 shares and the term of the Incentive Plan was extended to May 12, 2026.

Under the Incentive Plan or predecessor incentive plans, we have granted restricted shares, SARs, and PSUs. For the years ended December 31, 2019, 2018 and 2017 we recognized $3,166, $2,524 and $1,968 of stock compensation expense, respectively.

The restricted shares granted under the Incentive Plan generally vested over a three or four year period. In addition, we have granted unrestricted shares to our directors.  These awards generally vested immediately. A summary of restricted common share awards activity is presented below.

	2019		2018		2017
	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Balance, January 1,	303,819	$8.22	295,847	$7.84	281,005	$6.99
Granted	213,744	10.39	233,706	8.64	168,010	9.17
Vested	(174,367)	9.27	(175,555)	7.99	(142,748)	7.68
Forfeited	(16,655)	9.75	(50,179)	8.45	(10,420)	8.56
Balance, December 31,	326,541	$9.54	303,819	$8.22	295,847	$7.84

As of December 31, 2019, the unearned compensation cost relating to unvested restricted common share awards was $2,132, which will be recognized over a weighted-average period of 2.3 years. The estimated fair value of restricted common share awards vested during 2019, 2018, and 2017 was $1,836, $1,539, and $1,319, respectively.

A summary of the SARs activity of the Incentive Plan is presented below.

	2019		2018		2017
	SARs	Weighted Average Exercise Price	SARs	Weighted Average Exercise Price	SARs	Weighted Average Exercise Price
Outstanding, January 1,	195,000	$9.35	250,000	$9.28	337,000	$9.15
Granted	—	—	—	—	—	—
Expired	—	—	—	—	—	—
Exercised	(186,000)	9.35	(55,000)	9.02	(84,000)	8.78
Forfeited	—	—	—	—	(3,000)	9.35
Outstanding, December 31,	9,000	$9.35	195,000	$9.35	250,000	$9.28
SARs exercisable at December 31,	9,000		195,000		160,000

As of December 31, 2019, our closing common stock price was $14.08. The exercise price of all outstanding SARs was $9.35. Therefore, the total intrinsic value of SARs outstanding and exercisable at December 31, 2019 was $43. The weighted average contractual life of outstanding and exercisable SARs is 0.1 years. As of December 31, 2019, there was no unearned compensation cost relating to unvested SAR awards.

The PSUs granted under the Incentive Plan have a three-year performance period and are generally based on (1) market performance as measured by total shareholder return for 70%-80% of the award and (2) a subjective performance condition tied to achievement of specified individual criteria for 20%-30% of the award. The PSUs vest 50% upon the Compensation Committee’s determination as to the satisfaction of the performance criteria (which shall be within two months of the last day of the performance period) and 50% on the first anniversary of the last day of the performance period, subject to continued service through such dates.  A summary of PSU activity is presented below.

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of December 31, 2019

(Dollars in thousands, except share and per share data)

	2019		2018		2017
	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Balance, January 1,	453,748	$7.04	150,980	$7.12	—	—
Granted (1)	263,929	8.35	302,768	7.00	150,980	7.12
Forfeited	—	—	—	—	—	—
Balance, December 31,	717,677	$7.52	453,748	$7.04	150,980	$7.12

(1)

PSUs granted reflects the number of awards assuming target performance. The actual number of awards earned is based on actual performance during the three-year performance period and ranges from 0%-150% of target.

Subsequent to December 31, 2019, the compensation committee reviewed three-year performance through December 31, 2019 for the PSUs granted in 2017 and awarded 226,469 shares of stock (150% of the 150,980 target PSUs), which represented the maximum numbers of shares that could be granted for both the market performance and subjective performance portions of the awards.  Half of the shares awarded under the 2017 PSUs vested immediately while the other half vest on December 31, 2020.

Our assumptions used in computing the fair value of the PSUs at the dates of their respective awards, using the Monte Carlo method, were as follows:

	For the year ended December 31,
	2019	2018	2017
Dividend yield	7.6%	8.2%	8.1%
Volatility (a)	21.0%	28.0%	27.0%
Expected term	2.8 years	2.9 years	2.8 years

(a)	This represents the volatility assumption used for IRT. The volatility assumptions used for our peer group and the NAREIT Mortgage Index ranged from 15% to 41%.

The Company estimates future expenses associated with PSUs outstanding at December 31, 2019 to be $2,649, which will be recognized over a weighted-average period of 2.5 years.

Subsequent to December 31, 2019, our compensation committee awarded 134,198 restricted stock awards valued at a weighted-average price of $14.35, or $1,926 in the aggregate.  These awards vest over a 2 or 3-year period.

NOTE 8: Related Party Transactions and Arrangements

On December 20, 2016, we completed our management internalization, which consisted of two parts: (i) our acquisition of our former external advisor and (ii) our acquisition of substantially all assets and the assumption of certain liabilities relating to the multifamily property management business of our former external advisor, including property management contracts relating to apartment properties owned by us with our former external advisor and third parties. Given our relationship with our former external advisor prior to our management internalization, we considered our former external advisor a related party. Below are related party transactions between IRT and our former external advisor.

Fees and Expenses Paid to Our Former External Advisor

For the years ended December 31, 2019, 2018 and 2017, we incurred costs of $0, $0 and $727, respectively, with respect to a shared services agreement with our former external advisor, under which our former external advisor provided us with certain back office support services. The term of the shared services agreement was from December 21, 2016 to June 20, 2017, and the associated fees are included within general and administrative expenses in our consolidated statements of operations.

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of December 31, 2019

(Dollars in thousands, except share and per share data)

Property Management Fees Earned from our Former External Advisor

On December 20, 2016, in connection with our management internalization, we acquired property management agreements with respect to each of our properties from our former property manager, which was affiliated with our former external advisor. Subsequent to this transaction, we earned $0, $63, and $257, respectively, of property management fees from our former external advisor for the years ended December 31, 2019, 2018, and 2017.

Village at Auburn Acquisition

In June 2017, we acquired Village at Auburn, a 328-unit property in Raleigh-Durham, NC for $42,950 from a joint venture, of which an affiliate of our former external advisor was a controlling member.

NOTE 9: Earnings (Loss) Per Share

The following table presents a reconciliation of basic and diluted earnings (loss) per share for the years ended December 31, 2019, 2018 and 2017:

	For the Years Ended December 31,
	2019	2018	2017
Net Income (loss)	$46,354	$26,610	$31,441
(Income) loss allocated to non-controlling interests	(458)	(322)	(1,235)
Net Income (loss) allocable to common shares	45,896	26,288	30,206
Weighted-average shares outstanding—Basic	89,799,238	87,086,585	73,338,219
Dilutive securities	618,249	290,406	261,650
Weighted-average shares outstanding—Diluted	90,417,486	87,376,991	73,599,869
Earnings (loss) per share—Basic	$0.51	$0.30	$0.41
Earnings (loss) per share—Diluted	$0.51	$0.30	$0.41

Certain IROP units totaling 871,491, 881,107, and 3,011,351 for the years ended December 31, 2019, 2018 and 2017, respectively, were excluded from the earnings (loss) per share computation because their effect would have been anti-dilutive.

NOTE 10: Quarterly Financial Data (Unaudited)

The following table summarizes our quarterly financial data which, in the opinion of management, reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of our results of operations:

	For the Three-Month Periods Ended
	March 31	June 30	September 30	December 31
2019
Total revenue	$49,540	$50,956	$51,299	$51,428
Net income (loss)	2,566	14,856	4,912	24,020
Net income (loss) allocable to common shares	2,540	14,709	4,863	23,784
Total earnings (loss) per share—Basic (1)	$0.03	$0.16	$0.05	$0.26
Total earnings (loss) per share—Diluted (1)	$0.03	$0.16	$0.05	$0.26
2018
Total revenue	$45,755	$46,889	$48,779	$49,809
Net income (loss)	3,500	3,545	4,836	14,729
Net income (loss) allocable to common shares	3,412	3,509	4,787	14,580
Total earnings (loss) per share—Basic (1)	$0.04	$0.04	$0.05	$0.16
Total earnings (loss) per share—Diluted (1)	$0.04	$0.04	$0.05	$0.16
(1)	The summation of quarterly per share amounts may not equal the full year amounts due to rounding.

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of December 31, 2019

(Dollars in thousands, except share and per share data)

NOTE 11: SEGMENT REPORTING

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

NOTE 12: COMMITMENTS AND CONTINGENCIES

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

Lease Obligations

We lease office space in Philadelphia, PA and Chicago, IL.  As of December 31, 2019, the annual minimum rent due pursuant to these leases for each of the next five years and thereafter is estimated to be $495, $369, $375, $382, $388, and $2,029 respectively

Independence Realty Trust

Schedule III - Real Estate and Accumulated Depreciation

As of December 31, 2019

(Dollars in thousands)

				Cost of		Gross Carrying		Accumulated	Encumbrances
Property		Initial Cost		Improvements,		Amount		Depreciation-	(Unpaid	Year of
Name	Location	Land	Building	Land	Building	Land	Building	Building	Principal)	Acquisition
Crestmont	Marietta, GA	$3,254	$13,017	$-	$5,723	$3,254	$18,740	$(5,590)	$(6,113)	2011
Runaway Bay	Indianapolis, IN	3,079	12,318	-	1,279	3,079	13,597	(2,717)	(8,978)	2012
Windrush	Edmond, OK	1,677	7,464	-	841	1,677	8,305	(1,417)	—	2014
Heritage Park	Oklahoma, OK	4,234	12,232	-	2,772	4,234	15,004	(2,816)	—	2014
Raindance	Oklahoma, OK	3,503	10,051	-	2,127	3,503	12,178	(2,267)	—	2014
Augusta	Oklahoma, OK	1,296	9,930	-	1,127	1,296	11,057	(1,878)	—	2014
Invitational	Oklahoma, OK	1,924	16,852	-	2,012	1,924	18,864	(3,048)	—	2014
Kings Landing	Creve Coeur, MO	2,513	29,873	-	1,193	2,513	31,066	(4,728)	(20,263)	2014
Walnut Hill	Cordova, TN	2,230	25,251	-	1,632	2,230	26,883	(4,101)	(18,650)	2014
Lenox Place	Raleigh, NC	3,480	20,482	-	1,156	3,480	21,638	(3,158)	(15,991)	2014
Stonebridge Crossing	Memphis, TN	3,100	26,223	-	6,429	3,100	32,652	(4,941)	(19,370)	2014
Bennington Pond	Groveport, OH	2,400	14,828	-	1,290	2,400	16,118	(2,506)	(11,375)	2014
Prospect Park	Louisville, KY	2,837	11,193	-	828	2,837	12,021	(1,662)	(9,230)	2014
Brookside	Louisville, KY	3,947	16,503	-	1,134	3,947	17,637	(2,490)	(13,455)	2014
Jamestown	Louisville, KY	7,034	27,730	-	10,029	7,034	37,759	(6,205)	(22,880)	2014
Oxmoor	Louisville, KY	7,411	47,095	-	7,820	7,411	54,915	(7,634)	(35,815)	2014
Meadows	Louisville, KY	6,857	30,030	-	2,410	6,857	32,440	(4,590)	(24,245)	2014
Bayview Club	Indianapolis, IN	2,525	22,506	-	1,743	2,525	24,249	(3,222)	—	2015
Arbors River Oaks	Memphis, TN	2,100	19,045	-	2,794	2,100	21,839	(2,764)	—	2015
Aston	Wake Forest, NC	3,450	34,333	-	702	3,450	35,035	(3,851)	(25,050)	2015
Avenues at Craig Ranch	McKinney, TX	5,500	42,054	-	806	5,500	42,860	(4,712)	(30,941)	2015
Bridge Pointe	Huntsville, AL	1,500	14,306	-	665	1,500	14,971	(1,753)	—	2015
Creekstone at RTP	Durham, NC	5,376	32,727	-	627	5,376	33,354	(3,680)	(21,713)	2015
Fountains Southend	Charlotte, NC	4,368	37,254	-	554	4,368	37,808	(4,097)	(22,582)	2015
Fox Trails	Plano, TX	5,700	21,944	-	2,398	5,700	24,342	(2,946)	—	2015
Lakeshore on the Hill	Chattanooga, TN	925	10,212	-	949	925	11,161	(1,342)	—	2015
Millenia 700	Orlando, FL	5,500	41,752	-	1,478	5,500	43,230	(4,803)	(28,252)	2015
Miller Creek at German Town	Memphis, TN	3,300	53,504	-	537	3,300	54,041	(5,863)	—	2015
Pointe at Canyon Ridge	Atlanta, GA	11,100	36,995	-	7,091	11,100	44,086	(5,945)	—	2015
St James at Goose Creek	Goose Creek, SC	3,780	27,695	-	874	3,780	28,569	(3,288)	—	2015
Talison Row at Daniel Island	Daniel Island, SC	5,480	41,409	-	686	5,480	42,095	(4,642)	(31,640)	2015
Trails at Signal Mountain	Chattanooga, TN	1,200	12,895	-	1,126	1,200	14,021	(1,678)	—	2015
Vue at Knoll Trail	Dallas, TX	3,100	6,077	-	357	3,100	6,434	(780)	—	2015
Waterstone at Brier Creek	Raleigh, NC	4,200	34,651	-	546	4,200	35,197	(3,843)	(16,040)	2015
Waterstone Big Creek	Alpharetta, GA	7,600	61,971	-	519	7,600	62,490	(6,739)	(49,224)	2015
Westmont Commons	Asheville, NC	2,750	25,225	-	682	2,750	25,907	(2,957)	—	2015
Lakes at Northdale	Tampa, FL	3,898	25,543	-	1,006	3,898	26,549	(2,056)	—	2017
Haverford Place	Lexington, KY	3,927	10,100	-	1,412	3,927	11,512	(1,022)	—	2017
South Terrace	Durham, NC	5,621	36,923	-	6,715	5,621	43,638	(3,788)	—	2017
Cherry Grove	North Myrtle Beach, SC	550	15,369	-	996	550	16,365	(1,099)	—	2017
Kensington Commons	Canal Winchester, OH	3,400	20,703	-	2,337	3,400	23,040	(1,496)	—	2017
Schirm Farms	Canal Winchester, OH	3,960	19,488	-	2,359	3,960	21,847	(1,468)	—	2017
Riverchase	Indianapolis, IN	1,460	17,250	-	794	1,460	18,044	(1,107)	—	2017
Live Oak Trace	Baton Rouge, LA	1,060	27,362	-	444	1,060	27,806	(1,548)	—	2017
Tides at Calabash	Wilmington, NC	1,880	12,214	-	436	1,880	12,650	(722)	—	2017
Brunswick Point	Wilmington, NC	2,150	28,214	-	1,819	2,150	30,033	(1,709)	(18,828)	2017
Creekside Corners	Lithonia, GA	6,140	37,285	-	4,486	6,140	41,771	(2,504)	(23,169)	2018
Hartshire Lakes	Bargersville, IN	3,070	24,210	-	960	3,070	25,170	(1,310)	(15,780)	2018
The Chelsea	Columbus, OH	2,739	33,698	-	450	2,739	34,148	(1,679)	—	2018
Avalon Oaks	Columbus, OH	4,189	18,301	-	1,306	4,189	19,607	(1,014)	—	2018
Bridgeview	Tampa, FL	10,671	31,953	-	4,611	10,671	36,564	(1,415)	—	2018
Collier Park	Grove City, OH	2,325	18,688	-	543	2,325	19,231	(719)	—	2018
Waterford Landing	McDonough, GA	2,867	27,477	-	982	2,867	28,459	(867)	(15,292)	2018
Lucerne	Brandon, FL	3,114	43,540	-	1,981	3,114	45,521	(1,328)	—	2018
North Park	Stockbridge, GA	2,848	24,933		521	2,848	25,454	(427)	—	2019
Rocky Creek	Tampa, FL	15,669	31,979		119	15,669	32,098	(336)	—	2019
Thornhill	Raleigh, NC	12,282	40,197		48	12,282	40,245	(168)	—	2019
Total Investment in Real Estate		$234,050	$1,453,052	$—	$109,263	$234,050	$1,562,315	$(158,435)	$(504,876)

	For the year ended
Investments in Real Estate	December 31, 2019	December 31, 2018 (a)	December 31, 2017

Balance, beginning of period	$1,745,640	$1,504,156	$1,319,350
Additions during period:
Acquisitions	127,908	270,220	241,071
Improvements to land and building	45,623	41,587	14,368
Deductions during period:
Dispositions of real estate	(121,865)	(69,915)	(70,633)
Asset write-offs	(941)	(408)	—
Balance, end of period:	$1,796,365	$1,745,640	$1,504,156

	For the year ended
Accumulated Depreciation	December 31, 2019	December 31, 2018 (a)	December 31, 2017

Balance, beginning of period	$120,202	$84,097	$60,719
Depreciation expense	50,955	41,652	32,586
Dispositions of real estate	(11,781)	(5,139)	(9,208)
Asset write-off	(941)	(408)	—
Balance, end of period:	$158,435	$120,202	$84,097

(a)	Includes properties classified as held for sale as of December 31, 2018.

ITEM 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.Controls and Procedures

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 Framework). Based on this assessment, management believes that, as of December 31, 2019, our internal control over financial reporting is effective.

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

ITEM 9B.Other Information

On February 17, 2020, the Compensation Committee (the “Compensation Committee”) of our Board of Directors approved the grant of equity awards, effective March 2, 2020 (the “Grant Date”), under our Amended and Restated 2016 Long Term Incentive Plan (the “2016 Plan”), to each of (a) Scott F. Schaeffer, our Chairman and Chief Executive Officer, (b) James J. Sebra, our Chief Financial Officer and Treasurer, (c) Farrell M. Ender, our President, (d) Jessica K. Norman, our General Counsel and Secretary, and (e) Jason R. Delozier, our Chief Accounting Officer.

The number of shares subject to each executive’s awards (at target levels of performance) will be determined by dividing the grant date value by the volume weighted average closing price for Company stock for the 20 trading days immediately preceding the Grant Date.  The grant date values for Messrs. Schaeffer, Sebra and Ender remain the same as in 2019, at $2,000,000, $800,000 and $800,000, respectively.  The grant date value for Ms. Norman and Mr. Delozier are $300,000 and $176,000, respectively.  In each case, 75% of the executive’s grant date value will be allocated to performance-based awards and 25% will be allocated to time-vested awards.

While the performance-based awards continue to take the form of performance share units, the time-vested awards will be issued as restricted share units, rather than as restricted stock.  Consequently, the Compensation Committee approved the issuance of the time-vested awards using a new form of Restricted Share Unit Grant Agreement (the “RSU Grant Agreement”).

The RSU Grant Agreement sets forth the vesting, settlement and other terms of restricted share units granted under the 2016 Plan. Pursuant to the RSU Grant Agreement, restricted share units vest in equal annual installments over a fixed period of time following the date of grant (which is four years for the five executive’s awards), subject to accelerated vesting upon death, disability, termination without cause within one year following a change in control, or “retirement” (as defined below), provided the award recipient executes and does not revoke a release of claims. Dividend equivalents will be accrued with respect to the restricted share units and will vest on the same terms as the units to which they relate. “Retirement” is defined for this purpose as voluntary separation following (i) completion of at least 15 years of service with the company or its related entities (including, for this purpose, RAIT Financial Trust), (ii) attainment of age 55, and (iii) attainment of a combination of age and years of service at least equal to 70. In addition, a separation will only be considered a “retirement” if the award recipient provides at least six months’ advance notice to the company and, if requested, enters into a non-competition and non-solicitation agreement with a duration of up to three years. This definition of “retirement” is substantially identical to the definition used by the company in its prior performance share unit awards.

The Compensation Committee approved the issuance of the performance-based awards using a new form of Performance Share Unit Award Grant Agreement (the “PSU Grant Agreement”), which differs from the preexisting form in that “retirement” during the performance period no longer results in a pro-ration of the number of units. Rather, upon a “retirement”, all performance share units subject to the award will remain outstanding and will be earned (or not) based on actual performance during the three-year performance period. The other terms of the PSU Grant Agreement remain substantially unchanged and provide for performance criteria weighted 70% towards the company’s relative total shareholder return over the performance period and 30% towards the Compensation Committee’s subjective evaluation of the award recipient’s performance over the performance period.  The number of performance share units earned will depend on actual performance and may vary between 0 and 150% of the target number of units initially subject to the award.  Fifty percent of performance share units earned will vest on each of (i) the date on which the Compensation Committee makes a determination as to the satisfaction of the performance criteria (which date shall be within two months of the last day of the performance period) and (ii) the first anniversary of the last day of the performance period, in each case based on the award recipient’s continued service through such dates.

In the event of the award recipient’s death, disability, termination without cause or for good reason or “retirement” following the performance period, but during the subsequent service-based vesting period, vesting will accelerate. In the event of the award recipient’s death, disability, termination without cause or for good reason during the performance period, the performance period will be abbreviated and any units earned based on performance during that abbreviated period will be immediately vested. In the event of the award recipient’s retirement during the performance period, the units will remain outstanding for the full performance period and all units earned at the end of the performance period will be immediately vested.

The foregoing descriptions of the RSU Grant Agreement and PSU Grant Agreement are qualified in their entireties by reference to the Form of Restricted Share Unit Grant Agreement and Form of Performance Share Unit Award Grant Agreement filed as Exhibits to this Annual Report on Form 10-K and incorporated herein by reference.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

The information required by this item will be set forth in our definitive proxy statement with respect to our 2020 annual meeting of stockholders, and is incorporated herein by reference.

ITEM 11.	Executive Compensation

The information required by this item will be set forth in our definitive proxy statement with respect to our 2020 annual meeting of stockholders, and is incorporated herein by reference.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be set forth in our definitive proxy statement with respect to our 2020 annual meeting of stockholders, and is incorporated herein by reference.

ITEM 13.	Certain Relationships and Related Transactions and Director Independence

The information required by this item will be set forth in our definitive proxy statement with respect to our 2020 annual meeting of stockholders, and is incorporated herein by reference.

ITEM 14.	Principal Accountant Fees and Services

The information required by this item will be set forth in our definitive proxy statement with respect to our 2020 annual meeting of stockholders, and is incorporated herein by reference.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

The following documents are filed as part of this report:

1.	Consolidated Financial Statements

Index to Consolidated Financial Statements

Independence Realty Trust, Inc.

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets as of December 31, 2019 and 2018.

Consolidated Statements of Operations for the years ended December 31, 2019, 2018 and 2017.

Consolidated Statements of Changes in Equity for the years ended December 31, 2019, 2018 and 2017.

Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017.

Notes to Consolidated Financial Statements.

2.	Financial Statement Schedules

Schedule III: Real Estate and Accumulated Depreciation

All other schedules are not applicable.

3.	Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

EXHIBIT INDEX
Exhibit	Description

3.1	Articles of Restatement of Independence Realty Trust, Inc., dated as of August 20, 2013, incorporated by reference to Exhibit 3.1 to IRT’s Current Report on Form 8-K filed on August 20, 2013.

3.2	Amended and Restated Bylaws of IRT, dated as of October 30, 2019, incorporated by reference to Exhibit 3.2 to IRT’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019.

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

EXHIBIT INDEX
4.3	Fifth Amended and Restated Agreement of Limited Partnership of IROP, dated as of March 3, 2017, incorporated by reference to Exhibit 4.1.12 to the 2016 10-K.

4.4	Exchange Rights Agreement dated June 30, 2017, incorporated by reference to Exhibit 4.1.13 to IRT’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

4.5	Description of Independence Realty Trust, Inc.’s Securities, filed herewith.

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

10.3	IRT 2016 Long Term Incentive Plan, as amended and restated as of May 12, 2016 incorporated by reference to Exhibit 10.1 to IRT’s Current Report on Form 8-K filed on May 17, 2016.*

10.4

Amendment No. 1 dated as of May 2, 2017 to the IRT Long Term Incentive Plan, incorporated by reference to Exhibit 10.9 to IRT’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (the “2017 Q1 10-Q”).*

10.5	Notice of Amendment of Outstanding Awards as of May 2, 2017, incorporated by reference to Exhibit 10.10 to the 2017 Q1 10-Q.

10.6

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

10.7	Employment Agreement, dated December 20, 2016, by and between IRT and Scott F. Schaeffer, incorporated by reference to Exhibit 10.4 to the 12/22/16 Form 8-K.*

10.8	Employment Agreement, dated December 20, 2016, by and between IRT and James J. Sebra, incorporated by reference to Exhibit 10.5 to the 12/22/16 Form 8-K. *

10.9	Employment Agreement, dated December 20, 2016, by and between IRT and Farrell M. Ender, incorporated by reference to Exhibit 10.6 to the 12/22/16 Form 8-K. *

10.10	Form of 2017 Cash Bonus Award Grant Agreement adopted as of February 28, 2017, incorporated by reference to Exhibit 10.3 to the 2017 Q1 10-Q. *

10.11	Form of 2017 Performance Share Unit Award Grant Agreement adopted as of February 28, 2017, incorporated by reference to Exhibit 10.4 to the 2017 Q1 10-Q. *

10.12	Form of Restricted Stock Award Certificate for Eligible Officers adopted as of February 28, 2017, incorporated by reference to Exhibit 10.5 to the 2017 Q1 10-Q.*

10.13	Form of Restricted Stock Award Certificate for Non-Eligible Officers of IRT adopted as of February 28, 2017, incorporated by reference to Exhibit 10.6 to the 2017 Q1 10-Q.*

10.14	Form of Restricted Stock Award Certificate for Non-Eligible Officers of RAIT Financial Trust adopted as of February 28, 2017, incorporated by reference to Exhibit 10.7 to the 2017 Q1 10-Q.*

10.15

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

10.16	Summary of Non-Employee Director Compensation, filed herewith.*

EXHIBIT INDEX

10.17

Form of Cash Bonus Award Grant Agreement under the Independence Realty Trust, Inc. 2016 Long Term Incentive Plan, incorporated by reference to Exhibit 10.23 to IRT’s Annual Report on Form 10-K for the year ended December 31, 2018.*

10.18

Form of Performance Share Unit Award Grant Agreement under the Independence Realty Trust, Inc. 2016 Long Term Incentive Plan, incorporated by reference to Exhibit 10.24 to IRT’s Annual Report on Form 10-K for the year ended December 31, 2018.*

10.19

Form of Restricted Stock Award Certificate for Eligible Officers under the Independence Realty Trust, Inc. 2016 Long Term Incentive Plan, incorporated by reference to Exhibit 10.25 to IRT’s Annual Report on Form 10-K for the year ended December 31, 2018.*

10.20

Amended and Restated Credit Agreement dated as of May 9, 2019, by and among Independence Realty Operating Partnership, LP and the subsidiary borrowers named therein, collectively, as borrower, Citibank, N.A. (“Citibank”) and KeyBank National Association (“KeyBank”), as the initial lenders, issuing lenders and swing loan lenders, the other lending institutions party thereto, KeyBank, as administrative agent, Citibank and the Huntington National Bank ("HNB") as Co-Syndication Agents, Bank of American, N.A., Capital One, National Association, Citizens Bank, NA, Comerica Bank, PNC Bank, National Association, Regions Bank and Suntrust Bank as Co-Documentation Agents, Citibank and KeyBanc Capital Markets (“KeyBanc Capital”) as Joint Bookrunners and Citibank, KeyBanc Capital and HNB as Joint Lead Arrangers, incorporated by reference to Exhibit 10.1 to IRT’s Current Report on Form 8-K filed on May 9, 2019.

10.21

Form of Indemnification Agreement for IRT directors and executive officers, together with the schedule required by Instruction 2 of Item 601 of Regulation S-K, listing the parties to substantially identical agreements, incorporated by reference to Exhibit 10.7 to IRT’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019.

10.22

Amendment No. 2 dated as of October 23, 2019 to the Independence Realty Trust, Inc. Long Term Incentive Plan (Amended and Restated as of May 12, 2016), incorporated by reference to Exhibit 10.1 to IRT’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019.

10.23

First Amendment dated as of June 18, 2019 to the Term Loan Agreement dated as of November 20, 2017 by and among Independence Realty Operating Partnership, LP and the subsidiary borrowers named therein, collectively, as borrower, KeyBank National Association (“KeyBank”), as an initial lender thereunder together with the other lenders named therein, KeyBank, as administrative agent, Capital One, National Association (“Capital One”) and The Huntington National Bank (“HNB”), as co-syndication agents, and KeyBank Capital Markets (“KeyBank Markets”), Capital One and HNB, as joint bookrunners and KeyBank Markets, Capital One and HNB, as joint lead arrangers, filed herewith.

10.24

Second Amendment dated as of November 21, 2019 to the Term Loan Agreement dated as of November 20, 2017 by and among Independence Realty Operating Partnership, LP and the subsidiary borrowers named therein, collectively, as borrower, KeyBank National Association (“KeyBank”), as an initial lender thereunder together with the other lenders named therein, KeyBank, as administrative agent, Capital One, National Association (“Capital One”) and The Huntington National Bank (“HNB”), as co-syndication agents, and KeyBank Capital Markets (“KeyBank Markets”), Capital One and HNB, as joint bookrunners and KeyBank Markets, Capital One and HNB, as joint lead arrangers, filed herewith.

10.25

First Amendment dated as of June 18, 2019 to the Term Loan Agreement dated as of October 30, 2018 by and among IROP and the subsidiary borrowers named therein, collectively, as borrower, KeyBank National Association (“KeyBank”), as an initial lender thereunder together with the other lenders named therein, KeyBank, as administrative agent, Citibank, N.A. (“Citibank”), as syndication agent, Citibank and KeyBank Capital Markets (“KeyBank Markets”), as joint bookrunners and Citibank and KeyBank Markets, as joint lead arrangers, filed herewith.

10.26	Form of Independence Realty Trust, Inc. 2016 Long Term Incentive Plan Restricted Share Unit Grant Agreement (for 2020 and later awards), filed herewith.*

10.27	Form of Independence Realty Trust, Inc. 2016 Long Term Incentive Plan Performance Share Unit Award Grant Agreement (for 2020 and later awards), filed herewith.*

21.1	Subsidiaries of IRT, filed herewith.

23.1	Consent of KPMG LLP, filed herewith.

EXHIBIT INDEX
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

99.1	Material U.S. Federal Income Tax Considerations filed herewith.

101

The following materials, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2019 and December 31, 2018, (ii) Consolidated Statements of Operations for the years ended December 31, 2019, 2018 and 2017. (iii) Consolidated Statements of Equity for the years ended December 31, 2019, 2018 and 2017, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018, and 2017, and (v) notes to the consolidated financial statements as of December 31, 2019, filed herewith.

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

INDEPENDENCE REALTY TRUST, INC.
Date:	February 18, 2020	By:	/S/ SCOTT F. SCHAEFFER
Scott F. Schaeffer
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/S/ SCOTT F. SCHAEFFER	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 18, 2020
Scott F. Schaeffer

/S/ JAMES J. SEBRA	Chief Financial Officer and Treasurer (Principal Financial Officer)	February 18, 2020
James J. Sebra

/S/ JASON R. DELOZIER	Chief Accounting Officer	February 18, 2020
Jason R. Delozier	(Principal Accounting Officer)

/S/ WILLIAM C. DUNKELBERG	Director	February 18, 2020
William C. Dunkelberg
	Director	February 18, 2020
/s/ Richard D. Gebert
Richard D. Gebert
	Director	February 18, 2020
/S/ Mack D. Pridgen III
Mack D. Pridgen III
	Director	February 18, 2020
/S/ Richard H. Ross
Richard H. Ross
	Director	February 18, 2020
/S/ DEFOREST B. SOARIES, JR.
DeForest B. Soaries, Jr.

/S/ MELINDA H. McCLURE	Director	February 18, 2020
Melinda H. McClure