Form 10-Q
period 2020-03-31
INDEPENDENCE REALTY TRUST, INC.
filed 2020-05-07
CIK 1466085

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of May 4, 2020 there were 94,708,263 shares of the Registrant’s common stock issued and outstanding.

INDEPENDENCE REALTY TRUST, INC.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

Independence Realty Trust, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited and dollars in thousands, except share and per share data)

	As of March 31, 2020	As of December 31, 2019
ASSETS:
Investments in real estate:
Investments in real estate, at cost	$1,856,760	$1,796,365
Accumulated depreciation	(172,789)	(158,435)
Investments in real estate, net	1,683,971	1,637,930
Cash and cash equivalents	57,436	9,888
Restricted cash	4,740	4,545
Other assets	10,731	10,380
Derivative assets	—	953
Intangible assets, net of accumulated amortization of $464 and $540, respectively	260	410
Total Assets	$1,757,138	$1,664,106
LIABILITIES AND EQUITY:
Indebtedness, net of unamortized deferred financing costs of $5,294 and $5,606, respectively	$1,049,541	$985,572
Accounts payable and accrued expenses	21,250	25,399
Accrued interest payable	2,099	2,196
Dividends payable	17,128	16,491
Derivative liabilities	30,937	7,769
Other liabilities	7,012	6,922
Total Liabilities	1,127,967	1,044,349
Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized, 0 and 0 shares issued and outstanding, respectively	—	—
Common stock, $0.01 par value; 300,000,000 shares authorized, 94,691,806 and 91,070,637 shares issued and outstanding, including 326,577 and 326,541 unvested restricted common share awards, respectively	947	911
Additional paid-in capital	817,501	765,992
Accumulated other comprehensive income (loss)	(35,750)	(12,099)
Retained earnings (accumulated deficit)	(159,045)	(141,525)
Total stockholders’ equity	623,653	613,279
Noncontrolling interests	5,518	6,478
Total Equity	629,171	619,757
Total Liabilities and Equity	$1,757,138	$1,664,106

The accompanying notes are an integral part of these condensed consolidated financial statements.

Independence Realty Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited and dollars in thousands, except share and per share data)

	For the Three Months Ended March 31,
	2020	2019
REVENUE:
Rental and other property revenue	$51,156	$49,465
Other revenue	194	75
Total revenue	51,350	49,540
EXPENSES:
Property operating expenses	19,737	19,886
Property management expenses	2,156	1,813
General and administrative expenses	5,376	3,107
Depreciation and amortization expense	14,828	12,447
Abandoned deal costs	130	—
Total expenses	42,227	37,253
Interest expense	(9,497)	(9,721)
Net income (loss):	(374)	2,566
Income allocated to noncontrolling interest	2	(26)
Net income (loss) allocable to common shares	$(372)	$2,540
Earnings per share:
Basic	$ 0.00	$0.03
Diluted	$ 0.00	$0.03
Weighted-average shares:
Basic	90,895,488	88,989,450
Diluted	90,895,488	89,516,224

The accompanying notes are an integral part of these condensed consolidated financial statements.

Independence Realty Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited and dollars in thousands)

	For the Three Months Ended March 31,
	2020	2019
Net income (loss)	$(374)	$2,566
Other comprehensive income (loss):
Change in fair value of interest rate hedges	(23,422)	(4,927)
Realized (gains) losses on interest rate hedges reclassified to earnings	(418)	559
Total other comprehensive income (loss)	(23,840)	(4,368)
Comprehensive income (loss) before allocation to noncontrolling interests	(24,214)	(1,802)
Allocation to noncontrolling interests	191	18
Comprehensive income (loss)	$(24,023)	$(1,784)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Independence Realty Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Equity

(Unaudited and dollars in thousands, except share information)

	Common Shares	Par Value Common Shares	Additional Paid In Capital	Accumulated Other Comprehensive Income (loss)	Retained Earnings (Deficit)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2019	91,070,637	$911	$765,992	$(12,099)	$(141,525)	$613,279	$6,478	$619,757
Net income (loss)	—	—	—	—	(372)	(372)	(2)	(374)
Other comprehensive income (loss)	—	—	—	(23,651)	—	(23,651)	(189)	(23,840)
Stock compensation expense	183,940	2	2,642	—	—	2,644	—	2,644
Issuance of common shares	3,406,000	35	49,729	—	—	49,764	—	49,764
Repurchase of shares related to equity award tax withholding	(51,128)	(1)	(1,489)	—	—	(1,490)	—	(1,490)
Conversion of noncontrolling interest to common shares	82,357	—	627	—	—	627	(627)	—
Common dividends declared ($0.18 per share)	—	—	—	—	(17,148)	(17,148)	—	(17,148)
Distribution to noncontrolling interest declared ($0.18 per unit)	—	—	—	—	—	—	(142)	(142)
Balance, March 31, 2020	94,691,806	$947	$817,501	$(35,750)	$(159,045)	$623,653	$5,518	$629,171

	Common Shares	Par Value Common Shares	Additional Paid In Capital	Accumulated Other Comprehensive Income (loss)	Retained Earnings (Deficit)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2018	89,184,443	$892	$742,429	$2,016	$(122,342)	$622,995	$7,050	$630,045
Net income	—	—	—	—	2,540	2,540	26	2,566
Other comprehensive income (loss)	—	—	—	(4,324)	—	(4,324)	(44)	(4,368)
Stock compensation expense	189,986	1	633	—	—	634	—	634
Issuance of common shares	510,000	5	5,304	—	—	5,309	—	5,309
Repurchase of shares related to equity award tax withholding	(49,636)	—	(635)	—	—	(635)	—	(635)
Common dividends declared ($0.18 per share)	—	—	—	—	(16,318)	(16,318)	—	(16,318)
Distribution to noncontrolling interest declared ($0.18 per unit)	—	—	—	—	—	—	(159)	(159)
Balance, March 31, 2019	89,834,793	$898	$747,731	$(2,308)	$(136,120)	$610,201	$6,873	$617,074

The accompanying notes are an integral part of these condensed consolidated financial statements

Independence Realty Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited and dollars in thousands)

	For the March 31,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$(374)	$2,566
Adjustments to reconcile net income to cash flow from operating activities:
Depreciation and amortization	14,828	12,447
Amortization of deferred financing costs	361	339
Stock compensation expense	2,627	622
Amortization related to derivative instruments	280	76
Changes in assets and liabilities:
Other assets	(875)	722
Accounts payable and accrued expenses	(5,171)	(2,607)
Accrued interest payable	(59)	(37)
Other liabilities	67	76
Net cash provided by operating activities	11,684	14,204
Cash flows from investing activities:
Acquisition of real estate properties	(50,598)	(520)
Disposition of real estate properties	—	1,081
Capital expenditures	(8,572)	(8,688)
Cash flow used in investing activities	(59,170)	(8,127)
Cash flows from financing activities:
Proceeds from unsecured credit facility and term loans	65,501	64,000
Unsecured credit facility repayments	—	(58,000)
Mortgage principal repayments	(1,843)	(907)
Payments for deferred financing costs	(50)	—
Proceeds from issuance of common stock	49,764	5,309
Distributions on common stock	(16,493)	(16,208)
Distributions to noncontrolling interests	(160)	(164)
Repurchase of shares related to equity award tax withholding	(1,490)	—
Cash flow provided by (used in) financing activities	95,229	(5,970)
Net change in cash and cash equivalents, and restricted cash	47,743	107
Cash and cash equivalents, and restricted cash, beginning of period	14,433	16,045
Cash and cash equivalents, and restricted cash, end of the period	$62,176	$16,152
Reconciliation of cash, cash equivalents, and restricted cash to the Consolidated Balance Sheet
Cash and cash equivalents	$57,436	$9,030
Restricted cash	4,740	7,122
Total cash, cash equivalents, and restricted cash, end of period	$62,176	$16,152

The accompanying notes are an integral part of these condensed consolidated financial statements

.

Independence Realty Trust, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

As of March 31, 2020

(Unaudited and dollars in thousands, except share and per share data)

NOTE 1: Organization

Independence Realty Trust, Inc. (“IRT”), is a self-administered and self-managed Maryland real estate investment trust (“REIT”) which was formed on March 26, 2009.  Our primary purposes are to acquire, own, operate, improve and manage multifamily apartment communities in non-gateway markets. As of March 31, 2020, we owned and operated 58 multifamily apartment properties, that contain 15,805 units across non-gateway U.S markets, including Atlanta, Louisville, Memphis, and Raleigh. We own all of our assets and conduct substantially all of our operations through Independence Realty Operating Partnership, LP (“IROP”), of which we are the sole general partner.

   As used herein, the terms “we,” “our” and “us” refer to Independence Realty Trust, Inc. and, as required by context, IROP and their subsidiaries.

NOTE 2: Summary of Significant Accounting Policies

a. Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared by management in accordance with generally accepted accounting principles in the United States (“GAAP”). Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations, although we believe that the included disclosures are adequate to make the information presented not misleading. The unaudited interim consolidated financial statements should be read in conjunction with our audited financial statements as of and for the year ended December 31, 2019 included in our 2019 Annual Report on Form 10-K. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our consolidated financial position and consolidated results of operations and cash flows are included. The results of operations for the interim periods presented are not necessarily indicative of the results for the full year.

b. Principles of Consolidation

The consolidated financial statements reflect our accounts and the accounts of IROP and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.  Pursuant to the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification Topic 810, “Consolidation”, IROP is considered a variable interest entity to which we are the primary beneficiary.  As our significant asset is our investment in IROP, substantially all of our assets and liabilities represent the assets and liabilities of IROP.

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

e. Restricted Cash

Restricted cash includes escrows of our funds held by lenders to fund certain expenditures, such as real estate taxes and insurance, or to be released at our discretion upon the occurrence of certain pre-specified events.  As of March 31, 2020 and December 31, 2019, we had $4,740 and $4,545, respectively, of restricted cash.

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

The aggregate value of in-place leases is determined by evaluating various factors, including the terms of the leases that are in place and assumed lease-up periods. The value assigned to in-place lease assets is amortized over the assumed lease up period, typically six months. During the three months ended March 31, 2020, we acquired in-place leases with a value of $221, as part of related property acquisitions that are discussed further in Note 3.  For the three months ended March 31, 2020 and 2019, we recorded $371 and $556, respectively, of amortization expense for intangible assets. For the three months ended March 31, 2020 and 2019, we wrote-off fully amortized intangible assets of $447 and $813, respectively. As of March 31, 2020, we expect to record additional amortization expense on current in-place intangible assets of $260 for the remainder of 2020.

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

Management reviews our long-lived assets on an ongoing basis and evaluates the recoverability of the carrying value when there is an indicator of impairment. An impairment charge is recorded when it is determined that the carrying value of the asset exceeds the fair value. The estimated cash flows used for the impairment analysis and the determination of estimated fair value are based on our plans for the respective assets and our views of market and economic conditions. The estimates consider matters such as current and historical rental rates, occupancies for the respective and/or comparable properties, and recent sales data for comparable properties. Changes in estimated future cash flows due to changes in our plans or views of market and economic conditions could result in recognition of impairment losses, which, under the applicable accounting guidance, could be substantial.

Depreciation Expense

Depreciation expense for real estate assets is computed using a straight-line method based on a life of 40 years for buildings and improvements and five to ten years for equipment and fixtures. For the three months ended March 31, 2020 and 2019, we recorded $14,457 and $11,891 of depreciation expense, respectively.

g. Revenue and Expenses

Rental and other property revenue

Management accounts for rental income in accordance with FASB ASC Topic 842, “Leases.” We primarily lease apartments units under operating leases generally with terms of one year or less. Rental payments are generally due monthly and rental revenues are recognized on an accrual basis when earned.  We have elected to account for lease (i.e. fixed payments including base rent) and non-lease components (i.e. tenant reimbursements and other certain service fees) as a single combined operating lease component since (1) the timing and pattern of transfer of the lease and non-lease components is the same and (2) the lease component is the predominant element and (3) the combined single lease component would be classified as an operating lease.

We make ongoing estimates of the collectability of our base rents, tenant reimbursements, and other service fees included within rental and other property revenue.  If collectability is not probable, we adjust rental and other property income for the amount of uncollectible revenue.

For the three months ended March 31, 2020 and 2019, we recognized gains of $3 and $6, respectively, related to recoveries of lost rental revenue due to natural disasters and other insurable events from our insurance providers.

Advertising Expenses

For the three months ended March 31, 2020 and 2019, we incurred $608 and $548 of advertising expenses, respectively.

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

In accordance with FASB ASC Topic 815, “Derivatives and Hedging”, we measure each derivative instrument at fair value and record such amounts in our consolidated balance sheets as either an asset or liability.  For derivatives designated as cash flow hedges, the changes in the fair value of the effective portions of the derivative are reported in other comprehensive income and changes in the fair value of the ineffective portions of cash flow hedges, if any, are recognized in earnings.  For derivatives not designated as hedges (or designated as fair value hedges), the changes in fair value of the derivative instrument are recognized in earnings.  Any derivatives that we designate in hedge relationships are done so at inception.  At inception, we determine whether or not the derivative is highly effective in offsetting changes in the designated interest rate risk associated with the identified indebtedness using regression analysis.  At each reporting period, we update our regression analysis and use the hypothetical derivative method to measure any ineffectiveness.

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

FASB ASC Topic 825, “Financial Instruments” requires disclosure of the fair value of financial instruments for which it is practicable to estimate that value. Given that cash and cash equivalents and restricted cash are short term in nature with limited fair value volatility, the carrying amount is deemed to be a reasonable approximation of fair value and the fair value input is classified as a Level 1 fair value measurement. The fair value input for the derivatives is classified as a Level 2 fair value measurement within the fair value hierarchy. The fair value inputs for our unsecured credit facility and term loans are classified as Level 2 fair value measurements within the fair value hierarchy. The fair value of mortgage indebtedness is based on a discounted cash flows valuation technique. As this technique utilizes current credit spreads, which are generally unobservable, this is classified as a Level 3 fair value measurement within the fair value hierarchy.  We determine appropriate credit spreads based on the type of debt and its maturity. There were no transfers between levels in the fair value hierarchy for the three months ended March 31, 2020. The following table summarizes the carrying amount and the fair value of our financial instruments as of the periods indicated:

	As of March 31, 2020		As of December 31, 2019
Financial Instrument	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Cash and cash equivalents	$57,436	$57,436	$9,888	$9,888
Restricted cash	4,740	4,740	4,545	4,545
Derivative assets	—	—	953	953

Liabilities
Debt:
Unsecured credit facility	249,593	251,802	183,966	186,302
Term loans	298,502	300,000	298,418	300,000
Mortgages	501,446	518,180	503,188	505,510
Derivative liabilities	30,937	30,937	7,769	7,769

j. Deferred Financing Costs

Costs incurred in connection with debt financing are deferred and classified within indebtedness and charged to interest expense over the terms of the related debt agreements, under the effective interest method.

k. Office Leases

In accordance with FASB ASC Topic 842, “Leases”, lessees are required to recognize a right-of-use asset and a lease liability on the balance sheet at the lease commencement date for all leases, except those leases with terms of less than a year.  We lease corporate office space under leases with terms of up to 10 years and that may include extension options, but that do not include any residual value guarantees or restrictive covenants. As of March 31, 2020, we have $2,753 of operating lease right-of-use assets and $3,116 of operating lease liabilities related to our corporate office leases. The operating lease right-of-use assets are presented within other assets and the operating lease liabilities are presented within other liabilities in our consolidated balance sheet. We recorded $139 of total operating lease expense during the three months ended March 31, 2020, which is recorded within property management expense and general and administrative expenses in our consolidated statements of operations.

l. Income Taxes

We have elected to be taxed as a REIT beginning with the taxable year ended December 31, 2011.  Accordingly, we recorded no income tax expense for the three months ended March 31, 2020 and 2019.

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

In June 2016, the FASB issued an accounting standard classified under FASB ASC Topic 326, “Financial Instruments – Credit Losses.” The amendments in this update revise the current approach to estimate credit losses on certain financial assets, including trade and other receivables, available-for-sale securities and other financial instruments. The amendments require entities to estimate a lifetime expected credit loss for certain financial instruments, including trade receivable. This standard is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years.  Early application of the amendments in this standard is permitted. We adopted the new standard on January 1, 2020. The adoption of this standard has not had an effect on our consolidated financial statements.

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

In March 2020, the FASB issued an accounting standard classified under FASB ASC Topic 848, “Reference Rate Reform.” The amendments in this update contain practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASC 848 is optional and may be elected over time as reference rate reform activities occur. During the first quarter of 2020, we have elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation.  We will continue to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.

NOTE 3: Investments in Real Estate

As of March 31, 2020, our investments in real estate consisted of 58 apartment properties that contain 15,805 units.  The following table summarizes our investments in real estate:

	As of March 31, 2020	As of December 31, 2019	Depreciable Lives (In years)
Land	$238,723	$234,050	—
Building	1,499,441	1,453,052	40
Furniture, fixtures and equipment	118,596	109,263	5-10
Total investment in real estate	$1,856,760	$1,796,365
Accumulated depreciation	(172,789)	(158,435)
Investments in real estate, net	$1,683,971	$1,637,930

Acquisitions

In February 2020, we acquired a 251-unit property located in McKinney, TX for $51,204.

The following table summarizes the aggregate relative fair value of the assets and liabilities associated with the property acquired during the three-month period ended March 31, 2020, on the date of acquisition, accounted for under FASB ASC Topic 805-50-15-3.

Description	Fair Value of Assets Acquired During The Three Months Ended March 31, 2020
Assets acquired:
Investments in real estate (a)	$51,052
Other assets	35
Intangible assets	221
Total assets acquired	$51,308
Liabilities assumed:
Accounts payable and accrued expenses	$126
Other liabilities	83
Total liabilities assumed	209
Estimated fair value of net assets acquired	$51,099
(a)	Includes $69 of property related acquisition costs capitalized during the three months ended March 31, 2020.

NOTE 4: Indebtedness

The following tables contain summary information concerning our indebtedness as of March 31, 2020:

Debt:	Outstanding Principal	Unamortized Debt Issuance Costs	Carrying Amount	Type	Weighted Average Rate	Weighted Average Maturity (in years)
Unsecured credit facility (1)	$251,802	$(2,209)	$249,593	Floating	2.3%	3.1
Unsecured term loans	300,000	(1,498)	298,502	Floating	2.2%	4.1
Mortgages	503,033	(1,587)	501,446	Fixed	3.9%	3.7
Total Debt	$1,054,835	$(5,294)	$1,049,541		3.0%	3.7
(1)	The unsecured credit facility total capacity is $350,000, of which $251,802 was outstanding as of March 31, 2020.

As of March 31, 2020, we were in compliance with all financial covenants contained in the documents governing our indebtedness.

	Scheduled maturities on or before December 31,
Debt:	2020	2021	2022	2023	2024	Thereafter
Unsecured credit facility	$—	$—	$—	$251,802	$—	$—
Unsecured term loans	—	—	—	—	300,000	—
Mortgages	6,094	76,174	70,798	107,479	58,028	184,460
Total	$6,094	$76,174	$70,798	$359,281	$358,028	$184,460

The following table contains summary information concerning our indebtedness as of December 31, 2019:

Debt:	Outstanding Principal	Unamortized Debt Issuance Costs	Carrying Amount	Type	Weighted Average Rate	Weighted Average Maturity (in years)
Unsecured credit facility (1)	$186,302	$(2,336)	$183,966	Floating	3.2%	3.4
Unsecured term loans	300,000	(1,582)	298,418	Floating	3.1%	4.3
Mortgages	504,876	(1,688)	503,188	Fixed	3.9%	4.0
Total Debt	$991,178	$(5,606)	$985,572		3.5%	4.0
(1)	The unsecured credit facility total capacity was $350,000, of which $186,302 was outstanding as of December 31, 2019.

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

The following table summarizes the aggregate notional amounts and estimated net fair values of our derivative instruments as of March 31, 2020 and December 31, 2019:

	As of March 31, 2020			As of December 31, 2019
	Notional	Fair Value of Assets	Fair Value of Liabilities	Notional	Fair Value of Assets	Fair Value of Liabilities
Cash flow hedges:
Interest rate swap	$150,000	$—	$1,495	$150,000	$953	$—
Interest rate collars	250,000	—	14,875	250,000	—	4,330
Forward interest rate swaps	—	—	14,567	—	—	3,439
Total	$400,000	$—	$30,937	$400,000	$953	$7,769

On March 2, 2020 we entered into a forward-starting interest rate swap with a notional value of $150,000 and a strike rate of 0.985%. This forward interest rate swap has an effective date of May 17, 2022 and a maturity date of May 17, 2027. We designated this forward interest rate swap as a cash flow hedge at inception and determined that the hedge is highly effective in offsetting interest rate fluctuations associated with the identified indebtedness.

Effective interest rate swaps and caps are reported in accumulated other comprehensive income, and the fair value of these hedge agreements is included in other assets or other liabilities.

For our interest rate swap and collars that are considered highly effective hedges, we reclassified realized gains of $138 to earnings within interest expense for the three months ended March 31, 2020, and we expect $6,585 to be reclassified out of accumulated other comprehensive income into earnings over the next 12 months.

NOTE 6: Stockholders’ Equity and Noncontrolling Interests

Stockholders’ Equity

On March 16, 2020, our board of directors declared a dividend of $0.18 per share on our common stock, which was paid on April 24, 2020 to common stockholders of record as of April 2, 2020.

During the three months ended March 31, 2020, we also paid $160 of dividends on restricted common share awards that vested during the period.

On August 4, 2017, we entered into an At-the-Market Issuance Sales Agreement (the “ATM Sales Agreement”) with various sales agents. Pursuant to the ATM Sales Agreement, we may offer and sell shares of our common stock, $0.01 par value per share, having an aggregate offering price of up to $150,000, from time to time through the sales agents. The sales agents are entitled to compensation in an agreed amount not to exceed 2.0% of the gross sales price per share for any shares sold from time to time under the ATM Sales Agreement. We have no obligation to sell any of the shares under the ATM Sales Agreement and may at any time suspend solicitations and offers under the ATM Sales Agreement. No shares were issued under the ATM Sale Agreement during the three months ended March 31, 2020.

On February 20, 2020, we entered into an underwriting agreement with KeyBanc Capital Markets Inc. and BMO Capital Markets Corp., as representatives of the several underwriters named therein (collectively, the “Underwriters”), BMO Capital Markets Corp. (the “Forward Seller”), and Bank of Montreal (the “Forward Counterparty”) relating to the offering of an aggregate of 10,350,000 shares of common stock at a price to the Underwriters of $14.688 per share, consisting of 10,350,000 shares of common stock offered by the Forward Seller in connection with the forward sale agreements described below (including 1,350,000 shares offered pursuant to the Underwriter’s option to purchase additional shares, which was exercised in full).  We did not initially receive any proceeds from the sale of common stock by the Forward Seller. We completed the offering on February 24, 2020.

In connection with the offering, we also entered into two forward sale agreements. The first forward sale agreement (the “Initial Forward Sale Agreement”), dated February 20, 2020, with the Forward Seller and Forward Counterparty, and the second forward sale agreement (the “Additional Forward Sale Agreement”, together with the Initial Forward Sale Agreement, the “Forward Sale Agreements”), dated February 20, 2020, with the Forward Seller and the Forward Counterparty. In connection with the Forward Sale Agreements, the Forward Seller or its affiliate borrowed from third parties and sold to the Underwriters an aggregate of 10,350,000 shares of common stock that was sold in the offering. We expect to physically settle the Forward Sale Agreements and receive proceeds from the sale of those shares upon one or more such physical settlements within approximately twelve months from the date of the prospectus, earlier than February 24, 2021, the scheduled maturity date of the Forward Sale Agreements. Although we expect to settle the Forward Sale Agreements entirely by the physical delivery of shares of common stock for cash proceeds, we may also elect to cash or net share settle all or a portion of its obligations under the Forward Sale Agreements, in which case, we may receive or owe cash or shares of common stock from or to the Forward Seller. The Forward Sale Agreements provide for an initial forward sale price of $14.688 per share, subject to certain adjustments pursuant to the terms of each of the Forward Sale Agreements. The Forward Sale Agreements are subject to early termination or settlement under certain circumstances.

We evaluated the accounting for the Forward Sale Agreements under FASB ASC Topic 480 “Distinguishing Liabilities from Equity” and FASB ASC Topic 815 “Derivatives and Hedging”.  As the Forward Sale Agreements are considered indexed to our own equity and since they meet the equity classification conditions in ASC 815-40-25, the Forward Sale Agreements have been classified as equity.

On March 31, 2020, we physically settled $50,000 under the Forward Sale Agreements by issuing 3,406,000 shares.  As of March 31, 2020, 6,944,000 shares remain to be settled under the Forward Sale Agreements, which if physically settled would provide proceed to us of $100,753 based on the forward price as of May 4, 2020.

Noncontrolling Interest

During the three months ended March 31, 2020, holders of IROP units exchanged 82,357 units for 82,357 shares of our common stock. As of March 31, 2020, 789,134 IROP units held by unaffiliated third parties remain outstanding.

On March 16, 2020, our board of directors declared a dividend of $0.18 per unit, which was paid on April 24, 2020 to IROP LP unitholders of record as of April 2, 2020.

NOTE 7: Equity Compensation Plans

Long Term Incentive Plan

In May 2016, our shareholders approved and our board of directors adopted an amended and restated Long Term Incentive Plan (the “Incentive Plan”), which provides for the grants of awards to our employees, officers, directors, trustees, consultants or advisors (and those of our affiliates). The Incentive Plan authorizes the grant of restricted or unrestricted shares of our common stock, performance-based restricted share units (“PSUs”), non-qualified and incentive stock options, restricted stock units (“RSUs”), stock appreciation rights (“SARs”), dividend equivalents and other stock- or cash-based awards. In conjunction with the amendment, the number of shares of common stock issuable under the Incentive Plan was increased to 4,300,000 shares and the term of the incentive plan was extended to May 12, 2026.

Under the Incentive Plan, we have granted restricted shares, RSUs, and PSUs to our employees.  These awards generally vest or vested over a two- to four-year period.  In addition, we have granted unrestricted shares to our non-employee directors.  These awards generally vest or vested immediately.

On January 2, 2020, our compensation committee awarded, to our community-level employees, 71,604 restricted stock awards, valued at $13.86 per share, or $993 in the aggregate. These restricted stock awards vest over a two-year period. On February 4, 2020, our compensation committee awarded, to our non-executive corporate employees, 62,483 restricted stock awards, valued at $14.88 per share, or $930 in the aggregate.  These restricted stock awards vest over a three-year period. On March 2, 2020, our compensation committee awarded, to our named executive officers, 67,381 RSUs and 202,145 PSUs. The RSUs vest over a four-year period and were valued at $13.87 per share, or $935 in the aggregate. The number of PSUs earned will be based on attainment of certain performance criteria over a three-year period, with the actual number of shares issuable ranging between 0 and 150% of the number of PSUs granted. Half of any PSUs earned will vest, and shares will be issued in respect thereof, immediately following the end of the three-year performance period; the remaining half of any PSUs earned will vest, and shares will be issued in respect thereof, after an additional one-year period of service. The aggregate grant date fair value of the PSUs was $2,379.

During the three months ended March 31, 2020, a portion of the RSUs and PSUs granted were issued to employees who are retirement eligible. While the terms of the awards still provide for three-to-four years of time vesting, the fact that the grantees are retirement eligible results in immediate recognition of the associated stock-based compensation expense totaling $1,667.

NOTE 8: Earnings Per Share

The following table presents a reconciliation of basic and diluted earnings (loss) per share for the three months ended March 31, 2020 and 2019:

	For the Three Months Ended March 31,
	2020	2019
Net income	$(374)	$2,566
Income allocated to noncontrolling interest	2	(26)
Net income allocable to common shares	(372)	2,540
Weighted-average shares outstanding—Basic	90,895,488	88,989,450
Weighted-average shares outstanding—Diluted	90,895,488	89,516,224
Earnings per share—Basic	$ 0.00	$0.03
Earnings per share—Diluted	$ 0.00	$0.03

Certain IROP units, restricted stock awards, RSUs, PSUs, and forward sale agreements were excluded from the earnings (loss) per share computation because their effect would have been anti-dilutive, totaling 9,009,167 and 904,567 for the three months ended March 31, 2020 and 2019, respectively.

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

NOTE 10: Subsequent Events

During and subsequent to the first quarter of 2020, the outbreak of COVID-19 has disrupted businesses and has slowed economic activity. IRT has been impacted by the COVID-19 pandemic and, in response, we have made numerous operational and policy changes to: (1) comply with governmental mandates on a jurisdiction by jurisdiction basis; (2) protect our employees, residents, and prospective residents; and (3) minimize the financial impact to IRT. The extent to which COVID-19 impacts our business, operations and financial results will depend on numerous evolving factors that are out of management’s control and that we are not able to predict at this time, including but not limited to: (1) the duration and scope of the COVID-19 outbreak; (2) the pandemic’s impact on current and future economic activity; and (3) the actions of governments, businesses and individuals in response to the COVID-19 pandemic.

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

The risk factors discussed and identified in Item 1A of our 2019 Annual Report on Form 10-K and in Part II, Item 1A of this Quarterly Report, and in other of our public filings with the SEC, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements. We caution you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. Except to the extent required by applicable law or regulation, we undertake no obligation to update these forward-looking statements to reflect events or circumstances after the date of this filing or to reflect the occurrence of unanticipated events.

Overview

Our Company

We are a self-administered and self-managed Maryland real estate investment trust (“REIT”), that acquires, owns, operates, improves and manages multifamily apartment communities across non-gateway U.S. markets.  As of March 31, 2020, we owned and operated 58 multifamily apartment properties that contain 15,805 units. Our properties are located in Georgia, North Carolina, Tennessee, Kentucky, Ohio, Oklahoma, Indiana, Texas, Florida, South Carolina, Missouri, Louisiana, and Alabama. We do not have any foreign operations and our business is not seasonal. Our executive offices are located at 1835 Market Street, Suite 2601, Philadelphia, PA 19103 and our telephone number is (267) 270-4800. We have offices in Philadelphia, Pennsylvania and Chicago, Illinois.

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

Property Portfolio

As of March 31, 2020, we owned 58 multifamily apartment properties, totaling 15,805 units.  Below is a summary of our property portfolio by market.

(Dollars in thousands, except per unit data)	As of March 31, 2020				For the Three Months Ended March 31, 2020
Market	Number of Properties	Units	Gross Real Estate Assets	Period End Occupancy	Average Effective Monthly Rent per Unit	Net Operating Income	% of NOI
Atlanta, GA	6	2,020	$256,395	93.1%	$1,194	$4,720	15.0%
Raleigh - Durham, NC	6	1,690	244,133	93.4%	1,181	3,842	12.2%
Louisville, KY	6	1,710	199,428	89.2%	1,009	3,056	9.7%
Memphis, TN	4	1,383	146,932	89.1%	1,151	2,699	8.6%
Columbus, OH	6	1,547	153,819	93.5%	1,032	2,703	8.6%
Tampa-St. Petersburg, FL	4	1,104	176,353	89.8%	1,252	2,373	7.5%
Oklahoma City, OK	5	1,658	78,628	97.2%	681	2,108	6.7%
Indianapolis, IN	4	916	91,375	95.9%	1,030	1,740	5.5%
Dallas, TX	4	985	139,320	91.8%	1,298	1,806	5.7%
Myrtle Beach, SC - Wilmington, NC	3	628	64,118	90.0%	1,037	1,234	3.9%
Charleston, SC	2	518	80,036	94.4%	1,316	1,223	3.9%
Orlando, FL	1	297	48,829	96.0%	1,496	868	2.8%
Charlotte, NC	1	208	42,194	95.7%	1,564	740	2.4%
Asheville, NC	1	252	28,738	96.4%	1,157	620	2.0%
Chattanooga, TN	2	295	27,455	96.6%	994	497	1.6%
St. Louis, MO	1	152	33,602	98.0%	1,466	463	1.5%
Huntsville, AL	1	178	16,495	98.9%	1,010	383	1.2%
Baton Rouge, LA	1	264	28,910	84.1%	908	377	1.2%
Total/Weighted Average	58	15,805	$1,856,760	92.7%	$1,100	$31,452	100.0%

As of March 31, 2020, our same-store portfolio consisted of 54 multifamily apartment properties, totaling 14,748 units.  See “Non-GAAP Financial Measures – Same Store Portfolio Net Operating Income” below for our definition of same store and definitions and reconciliations related to our net operating income and net operating income margin.

COVID-19 Pandemic

During and subsequent to the first quarter of 2020, the outbreak of COVID-19 has disrupted businesses and has slowed economic activity. We have been impacted by the COVID-19 pandemic and, in response, have made numerous operational and policy changes to: (1) comply with governmental mandates on a jurisdiction by jurisdiction basis; (2) protect our employees, residents, and prospective residents; and (3) minimize the financial impact to us. The extent to which COVID-19 impacts our business, operations and financial results will depend on numerous evolving factors that are out of management’s control and that we are not able to predict at this time, including but not limited to: (1) the duration and scope of the COVID-19 outbreak; (2) the pandemic’s impact on current and future economic activity; and (3) the actions of governments, businesses and individuals in response to the COVID-19 pandemic.

Some of the specific operational and policy changes we have made in response to the COVID-19 pandemic include: (1) delaying or canceling capital recycling activity in order to focus on current operations; (2) delaying or canceling capital spending, including pausing or otherwise delaying spending under our value-add program; and (3) working to support residents impacted by COVID-19 while maximizing occupancy and rent collections.

Capital Recycling

Our capital recycling program consists of disposing of assets in markets where we lack scale and/or markets where management believes that growth is slowing.

In February 2020, we purchased a 251-unit located in McKinney, TX for $51.2 million. This acquisition was a part of our previously announced 2019 capital recycling program.

In April 2020, we allowed a previously announced non-binding letter of intent related to the acquisition of three Class A communities in Atlanta, GA to expire, without realizing any financial penalty.  This decision provides us with greater financial flexibility given the uncertainties surrounding the COVID-19 pandemic.

Forward Sale Agreements

On February 20, 2020, we entered into an underwriting agreement with KeyBanc Capital Markets Inc. and BMO Capital Markets Corp., as representatives of the several underwriters name therein (collectively, the “Underwriters”), BMO Capital Markets Corp. (the “Forward Seller”), and Bank of Montreal (the “Forward Counterparty”) relating to the offering of an aggregate of 10.4 million shares of common stock at a price to the Underwriters of $14.688 per share.  We did not initially receive any proceeds from the sale of common stock by the Forward Seller.  We completed the offering on February 24, 2020.

  In connection with the offering, we also entered into two forward sale agreements (collectively, the “Forward Sale Agreements”) with the Forward Seller and the Forward Counterparty. In connection with the Forward Sale Agreements, the Forward Seller or its affiliate borrowed from third parties and sold to the Underwriters an aggregate of 10.4 million shares of common stock that was sold in the offering. We expect to physically settle the Forward Sale Agreements and receive proceeds from the sale of those shares upon one or more such physical settlements within approximately twelve months from the date of the prospectus, earlier than February 24, 2021, the scheduled maturity date of the Forward Sale Agreements. Although we expect to settle the Forward Sale Agreements entirely by the physical delivery of shares of common stock for cash proceeds, we may also elect to cash or net share settle all or a portion of its obligations under the Forward Sale Agreements, in which case, we may receive or owe cash or shares of common stock from or to the Forward Seller. The Forward Sale Agreements provide for an initial forward sale price of $14.688 per share, subject to certain adjustments pursuant to the terms of each of the Forward Sale Agreements. The Forward Sale Agreements are subject to early termination or settlement under certain circumstances.

On March 31, 2020, we settled $50 million under the Forward Sale Agreements by issuing 3.4 million shares. As of March 31, 2020, 6.9 million shares remain to be settled under the forward sale agreement, which if physically settled would provide proceed to us of $100 million based on the forward price as of May 4, 2020.  The offering and forward sale agreements provide us with further financial resources and flexibility considering the ongoing COVID-19 pandemic.

Value Add

Value add initiatives, comprised of renovations and upgrades at selected communities to drive increased rental rates, remain a core component of our longer-term growth strategy. We have identified 7,136 units across 23 properties for renovations and upgrades as part of this initiative. As of March 31, 2020, we had completed renovations and upgrades at 3,025 of the 7,136 units. Given the COVID-19 pandemic, we are actively monitoring the markets where these value add renovations are occurring and have paused or otherwise delayed the volume of renovations where warranted.

Expected Dividend Reduction

Given our track record of NOI growth delivered through a combination of organic rent growth and the continued execution of our value add initiative, we were well positioned to achieve a normalized dividend payout ratio over time.  Given market uncertainty, along with our decision to pause a portion of our value add program, we announced on May 6, 2020 that we expect to reduce our quarterly common stock dividend paid to common shareholders and IROP LP unitholders from $0.18 per share to $0.12 per share beginning with the dividend for the second quarter of 2020.  The resulting dividend payout ratio is more in line with our peers and the reduced dividend will allow us to retain approximately $23 million annually, which can be used to accelerate our deleveraging efforts.

Results of Operations

Three Months Ended March 31, 2020 compared to the Three Months Ended March 31, 2019

	SAME STORE PROPERTIES				NON SAME STORE PROPERTIES				CONSOLIDATED
(Dollars in thousands)	Three Months Ended March 31,				Three Months Ended March 31,				Three Months Ended March 31,
	2020	2019	Increase (Decrease)	% Change	2020	2019	Increase (Decrease)	% Change	2020	2019	Increase (Decrease)	% Change
Property Data:
Number of properties	54	54			4	4	-	0.0%	58	58	-	0.0%
Number of units	14,748	14,748			1,057	1,132	(75)	-6.6%	15,805	15,880	(75)	-0.5%
Average occupancy	92.7%	92.8%	-0.1%	n/a	90.7%	94.5%	-3.8%	n/a	92.5%	92.9%	-0.3%	n/a
Average effective monthly rent, per unit	1,089	1,038	51	4.9%	1,259	1,084	175	16.1%	1,100	1,042	58	5.6%
Revenue:
Rental and other property revenue	$47,893	$45,746	$2,147	4.7%	$3,263	$3,719	$(456)	-12.3%	$51,156	$49,465	$1,691	3.4%
Expenses:
Property operating expenses	18,438	18,210	228	1.3%	1,299	1,676	(377)	-22.5%	19,737	19,886	(149)	-0.7%
Net Operating Income	$29,455	$27,536	$1,919	7.0%	$1,964	$2,043	$(79)	-3.9%	$31,419	$29,579	$1,840	6.2%

Other Revenue:
Other revenue									$194	$75	$119	158.7%
Corporate and other expenses:
Property management expenses									2,156	1,813	343	18.9%
General and administrative expenses									5,376	3,107	2,269	73.0%
Depreciation and amortization expense									14,828	12,447	2,381	19.1%
Abandoned deal costs									130	-	130	nm
Total corporate and other expenses									22,490	17,367	4,993	28.7%
Interest expense									(9,497)	(9,721)	224	2.3%
Net income									(374)	2,566	(2,810)	-109.5%
Income allocated to noncontrolling interests									2	(26)	28	107.7%
Net income available to common shares									$(372)	$2,540	$(2,782)	-109.5%

Revenue

Rental and other property revenue. Revenue from rental and other property revenue of the consolidated portfolio increased $1.7 million to $51.2 million for the three months ended March 31, 2020 from $49.5 million for the three months ended March 31, 2019. The increase was primarily attributable to a $2.1 million increase in same store rental and other property revenue driven by a 4.9% increase in average effective monthly rents compared to the prior year period. This was partially offset by a $0.5 million decrease in non same store rental and other property revenue. The non same store rental and other property revenue decrease was due to the difference in the number of properties included in each period as a result of the timing of property sales and acquisitions.

Expenses

Property operating expenses. Property operating expenses decreased $0.2 million to $19.7 million for the three months ended March 31, 2020 from $19.9 million for the three months ended March 31, 2019. The decrease was primarily due to a $0.4 million decrease in non same store property operating expenses partially offset by a $0.2 million increase in the same store property operating expenses. The non same store property operating expense decrease was due to the number of properties included in each period being different as a result of the timing of property sales and acquisitions.

Property management expenses. Property management expenses increased $0.4 million to $2.2 million for the three months ended March 31, 2020 from $1.8 million for the three months ended March 31, 2019. This increase was primarily due to an increase in personnel costs as the size of our property management team has grown to support our management platform.

General and administrative expenses. General and administrative expenses increased $2.3 million to $5.4 million for the three months ended March 31, 2020 from $3.1 million for the three months ended March 31, 2019. This increase was primarily due to $1.7 million in stock based compensation related to performance share units and restricted stock units granted to employees who are retirement eligible.

Depreciation and amortization expense. Depreciation and amortization expense increased $2.4 million to $14.8 million for the three months ended March 31, 2020 from $12.4 million for the three months ended March 31, 2019. The increase was primarily attributable to a $2.0 million increase in depreciation expense at our value add properties for the three months ended March 31, 2020 compared to the three months ended March 31, 2019.

Interest expense. Interest expense decreased $0.2 million to $9.5 million for the three months ended March 31, 2020 from $9.7 million for the three months ended March 31, 2019. The decrease was primarily due to lower interest rates during the three months ended March 31, 2020 compared to the three months ended March 31, 2019.

Non-GAAP Financial Measures

Funds from Operations (FFO) and Core Funds from Operations (CFFO)

We believe that FFO and CFFO, each of which is a non-GAAP financial measure, are appropriate supplemental measures of the operating performance of a REIT and IRT in particular.

We calculate FFO in accordance with the standards established by the National Association of Real Estate Investment Trusts, or NAREIT, as net income or loss (computed in accordance with GAAP), excluding real estate-related depreciation and amortization expense, gains or losses on sales of real estate and the cumulative effect of changes in accounting principles. We calculate CFFO as FFO, adjusted for stock compensation expense, depreciation and amortization of items that are not added back in the computation of FFO, amortization of deferred financing costs, and other non-cash or non-operating gains or losses related to items such as casualty related costs, defeasance costs that we incur when we sell a property subject to secured debt, asset sales, debt extinguishments, and acquisition-related debt extinguishment expenses.

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

Set forth below is a reconciliation of net income (loss) to FFO and CFFO for the three months ended March 31, 2020 and 2019 (in thousands, except share and per share information):

	For the Three Months Ended March 31, 2020		For the Three Months Ended March 31, 2019
	Amount	Per Share (1)	Amount	Per Share (2)
Funds From Operations (FFO):
Net income (loss)	$(374)	$ 0.00	$2,566	$0.03
Adjustments:
Real estate depreciation and amortization	14,725	0.16	12,318	0.14
Net (gains) losses on sale of assets excluding debt extinguishment costs	—	—	—	—
FFO	$14,351	$0.16	$14,884	$0.17
Core Funds From Operations (CFFO):
FFO	$14,351	$0.16	$14,884	$0.17
Adjustments:
Stock compensation expense	2,627	0.03	622	0.01
Amortization of deferred financing costs	361	—	339	—
Other depreciation and amortization	103	—	129	—
Abandoned deal costs	130	—	—	—
CFFO	$17,572	$0.19	$15,974	$0.18

(1)	Based on 91,737,113 weighted-average shares and units outstanding for the three months ended March 31, 2020.
(2)	Based on 89,870,556 weighted-average shares and units outstanding for the three months ended March 31, 2019.

Same Store Portfolio Net Operating Income

We believe that Net Operating Income (“NOI”), a non-GAAP financial measure, is an additional useful supplemental measure of our operating performance. We define NOI as total property revenues less total property operating expenses, excluding interest expenses, depreciation and amortization, casualty related costs, property management expenses, and general and administrative expenses. Other REITs may use different methodologies for calculating NOI, and accordingly, our NOI may not be comparable to other REITs. We believe that this measure provides an operating perspective not immediately apparent from operating income and net income as determined in accordance with GAAP. We use NOI to evaluate our performance on a same store and non-same store basis because NOI measures the core operations of property performance by excluding corporate level expenses, financing expenses, and other items not related to property operating performance and captures trends in rental housing and property operating expenses. However, NOI should only be used as an alternative supplemental measure of our financial performance.

We review our same store properties or portfolio at the beginning of each calendar year.  Properties are added into the same store portfolio if they were owned at the beginning of the previous year.  Properties that have been sold or are classified as held for sale are excluded from the same store portfolio.

Set forth below is a reconciliation of same store net operating income to net income (loss) available to common shares for the three months ended March 31, 2020 and 2019 (in thousands, except per unit data):

	Three Months Ended March 31, (a)
	2020	2019	% change
Revenue:
Rental and other property revenue	$47,893	$45,746	4.7%
Property Operating Expenses
Real estate taxes	5,921	6,092	-2.8%
Property insurance	917	953	-3.8%
Personnel expenses	4,385	4,308	1.8%
Utilities	2,766	2,578	7.3%
Repairs and maintenance	1,500	1,499	0.1%
Contract services	1,751	1,652	6.0%
Advertising expenses	535	464	15.3%
Other expenses	663	664	-0.2%
Total property operating expenses	18,438	18,210	1.3%
Net operating income	$29,455	$27,536	7.0%
NOI Margin	61.5%	60.2%	1.3%
Average Occupancy	92.7%	92.8%	-0.1%
Average effective monthly rent, per unit	$1,089	$1,038	4.9%
Reconciliation of Same-Store Net Operating Income to Net Income (Loss)
Same-store portfolio net operating income (a)	$29,455	$27,536
Non same-store net operating income	1,964	2,043
Other revenue	194	75
Property management expenses	(2,156)	(1,813)
General and administrative expenses	(5,376)	(3,107)
Depreciation and amortization	(14,828)	(12,447)
Interest expense	(9,497)	(9,721)
Abandoned deal costs	(130)	—
Net income (loss)	$(374)	$2,566

(a)	Same store portfolio included 54 properties containing 14,748 units.

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

We intend to meet our liquidity requirements primarily through a combination of one or more of the following:

•	the use of our cash and cash equivalents of $57.4 million as of March 31, 2020;
•	existing and future unsecured financing, including advances under our unsecured credit facility, and financing secured directly or indirectly by the apartment properties in our portfolio;
•	cash generated from operating activities;
•	net cash proceeds from property sales, including sales undertaken as part of our capital recycling strategy and other sales; and
•	proceeds from the sales of our common stock and other equity securities, including common stock that may be sold under our at-the-market program or the forward sale agreement.

Cash Flows

As of March 31, 2020 and 2019, we maintained cash and cash equivalents, and restricted cash of approximately $62.1 million and $16.2 million, respectively. Our cash and cash equivalents were generated from the following activities (dollars in thousands):

	For the March 31,
	2020	2019
Cash flow from operating activities	$11,684	$14,204
Cash flow from investing activities	(59,170)	(8,127)
Cash flow from financing activities	95,229	(5,970)
Net change in cash and cash equivalents, and restricted cash	47,743	107
Cash and cash equivalents, and restricted cash, beginning of period	14,433	16,045
Cash and cash equivalents, and restricted cash, end of the period	$62,176	$16,152

Our cash inflow from operating activities during the three months ended March 31, 2020 and 2019 were primarily driven by ongoing operations of our properties.

Our cash outflow from investing activities during the three months ended March 31, 2020 was primarily due to our property acquisition and our capital expenditures. Our cash outflow from investing activities during the three months ended March 31, 2019 was primarily due to four property acquisitions.

Our cash inflow from financing activities during the three months ended March 31, 2020 was primarily due to $65.5 million of draws on our unsecured credit facility and a $50.0 million settlement on our forward sale agreements, partially offset by the distribution of dividends of our common stock. Our cash inflow from financing activities during the three months ended March 31, 2019 was primarily due to draws on our unsecured credit facility related to the acquisitions of four properties.

Contractual Commitments

Our Annual Report on Form 10-K for the year ended December 31, 2019 filed on February 18, 2020, includes a table of contractual commitments. There were no material changes to these commitments since the filing of our Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements during the three months ended March 31, 2020 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our interests.

Critical Accounting Estimates and Policies

Our 2019 Annual Report on Form 10-K contains a discussion of our critical accounting policies. Management discusses our critical accounting policies and management’s judgments and estimates with the audit committee of our board of directors. There were no material changes to our critical accounting policies sine the filing of our Annual Report on form 10-K.

Item 3.	Qualitative and Quantitative Disclosure About Market Risk.

Our 2019 Annual Report on Form 10-K contains a discussion of qualitative and quantitative market risks. There have been no material changes in quantitative and qualitative market risks during the three months ended March 31, 2020 from the disclosures included in our 2019 Annual Report on Form 10-K.

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

Effective as of March 31, 2020, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation referred to above during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The risks set out below represent changes to risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019. The information in this Quarterly Report on Form 10-Q should be read in conjunction with the other factors described in “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

The ongoing COVID-19 pandemic and measures intended to prevent its spread could have a material adverse effect on our business, results of operations, cash flows and financial condition.

In December 2019, COVID-19 was first reported, and in March 2020, the World Health Organization declared COVID-19 a pandemic. The outbreak has led governments and other authorities around the world, including federal, state and local authorities in the United States, including where we own properties and where our corporate headquarters is located, to impose measures intended to control its spread, including restrictions on freedom of movement and business operations such as travel bans, border closings, business closures, school closures, quarantines and shelter-in-place orders.

The impact of the COVID-19 pandemic and measures to prevent its spread could negatively impact our businesses in a number of ways, including our residents’ ability or willingness to pay rents. In some cases, we may waive fees or restructure residents’ rent obligations including in the form of deferred payment arrangements, and may do so on terms less favorable to us than those currently in place. In the event of resident nonpayment, default or bankruptcy, we may incur costs in protecting our investment and re-leasing our property. Additionally, local and national authorities may expand or extend certain measures imposing restrictions on our ability to enforce tenants’ contractual rental obligations.

Restrictions inhibiting our employees’ ability to meet with existing and potential residents has disrupted and could in the future further disrupt our ability to lease apartments which could adversely impact our rental rate and occupancy levels.  In addition, social distancing efforts, including limiting contractors on-site and in residential apartment units, could reduce our ability to operate our properties as effectively and efficiently as we had in the past.

In response to executive orders issued by state and local authorities, most of our employees based at our headquarters are currently working remotely. The effects of these executive orders, including an extended period of remote work arrangements, could strain our business continuity plans, introduce operational risk, including but not limited to cybersecurity risks, and impair our ability to manage our business.

The potential negative impact on the health of our personnel, particularly if a significant number of them are impacted, could result in a deterioration in our ability to ensure business continuity during this disruption.

The COVID-19 pandemic has also caused, and is likely to continue to cause, severe economic, market and other disruptions worldwide. We cannot assure you that conditions will not continue to deteriorate as a result of the pandemic. In addition, the deterioration of global economic conditions as a result of the pandemic may ultimately decrease the demand for multifamily communities within the markets in which we operate and may adversely impact occupancy levels and rental rates across our portfolio.

The extent of the COVID-19 pandemic’s effect on our operational and financial performance will depend on future developments including the duration, spread and intensity of the outbreak, all of which are uncertain and difficult to predict. Due to the speed with which the situation is developing, we are not able at this time to estimate the effect of these factors on our business, but the adverse impact on our business, results of operations, financial condition and cash flows could be material. Moreover, many of the risks described in the risk factors set forth in our 2019 Annual Report on Form 10-K may be more likely to impact us as a result of the COVID-19 pandemic and the responses to curb its spread, including specifically:

•

difficulty accessing debt and equity capital on attractive terms, or at all, and a severe disruption and instability in the global financial markets or deteriorations in credit and financing conditions may affect our access to capital necessary to fund business operations or address maturing liabilities on a timely basis;

•	projects in our value add pipeline may not be pursued or may be completed later or with higher costs than anticipated;
•

the financial impact of the COVID-19 pandemic could negatively impact our future compliance with financial covenants in our credit facility and other recourse and non-recourse debt agreements and result in a default and potentially an acceleration of indebtedness, which non-compliance could negatively impact our ability to make additional borrowings under our revolving credit facility and pay dividends;

•	we could be required to record an impairment in the value of our investment in real estate assets, including related identifiable intangible assets as a result of weaker economic conditions.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2020, holders of IROP units exchanged 82,357 units for 82,357 shares of our common stock. The exchange of the 82,357 units for 82,357 shares occurred on February 29, 2020 and the issuance of the shares was exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act.

During the three months ended March 31, 2020, we withheld shares of common stock to satisfy employee tax withholding obligations payable upon the vesting of restricted common stock awards, as follows:

Period	Total Number of Shares Purchased	Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
01/01/2020 to 01/31/2020	—	—	—	—
02/01/2020 to 02/29/2020	30,591	$14.62	30,591	—
03/01/2020 to 03/31/2020	20,537	$12.83	20,537	—
Total	51,128	$13.90	51,128	—
(1)	The price reported is the price paid per share using our closing price on the NYSE on the vesting date of the relevant award.
Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information.

Exhibit 99.1 (Material U.S. Federal Income Tax Considerations) filed with this Form 10-Q replaces Exhibit 99.1 (Material U.S. Federal Income Tax Considerations) to the Annual Report on Form 10-K for the fiscal year ended December 31, 2019 to reflect recent legislative changes under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which was signed into law on March 27, 2020.

Item 6.	Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

10.1

Confirmation of Issuer Forward Sale Transaction, dated February 20, 2020, by and among Independence Realty Trust, Inc. (“IRT”), Bank of Montreal and BMO Capital Markets Inc. (Incorporated by reference to Exhibit 1.2 to Current Report on Form 8-K filed on February 24, 2020.

10.2

Confirmation of Issuer Forward Sale Transaction, dated February 20, 2020, by and among IRT, Bank of Montreal and BMO Capital Markets Inc. (Incorporated by reference to Exhibit 1.3 to Current Report on Form 8-K filed on February 24, 2020.

10.3	Employment Agreement, dated March 1, 2020, by and between IRT and Jessica Norman, filed herewith.*

10.4	Employment Agreement, dated March 1, 2020, by and between IRT and Jason R. Delozier, filed herewith.*

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

99.1	Material U.S. Federal Income Tax Considerations filed herewith.

101

iXBRL (Inline eXtensible Business Reporting Language). The following materials, formatted in iXBRL: (i) Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019, (ii) Consolidated Statements of Operations for the three months ended March 31, 2020 and 2019, (iii) Consolidated Statement of Comprehensive Income (Loss) for the three months ended March 31, 2020 and 2019, (iv) Consolidated Statements of Changes in Equity for the three months ended March 31, 2020 and 2019, (v) Consolidated Statements of Cash Flows for the three months March 31, 2020 and 2019 and (vi) notes to the consolidated financial statements as of March 31, 2020.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document). *Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Independence Realty Trust, Inc.

Date: May 7, 2020	By:	/s/ Scott f. Schaeffer
Scott F. Schaeffer
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: May 7, 2020	By:	/s/ James J. Sebra
James J. Sebra
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: May 7, 2020	By:	/s/ Jason R. Delozier
Jason R. Delozier
Chief Accounting Officer
(Principal Accounting Officer)