Form 10-Q
period 2020-06-30
INDEPENDENCE REALTY TRUST, INC.
filed 2020-07-30
CIK 1466085

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of July 27, 2020 there were 94,745,254 shares of the Registrant’s common stock issued and outstanding.

INDEPENDENCE REALTY TRUST, INC.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

Independence Realty Trust, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited and dollars in thousands, except share and per share data)

	As of June 30, 2020	As of December 31, 2019
ASSETS:
Investments in real estate:
Investments in real estate, at cost	$1,864,182	$1,796,365
Accumulated depreciation	(187,758)	(158,435)
Investments in real estate, net	1,676,424	1,637,930
Cash and cash equivalents	11,652	9,888
Restricted cash	6,509	4,545
Other assets	14,253	10,380
Derivative assets	—	953
Intangible assets, net of accumulated amortization of $147 and $540, respectively	74	410
Total Assets	$1,708,912	$1,664,106
LIABILITIES AND EQUITY:
Indebtedness, net of unamortized deferred financing costs of $4,932 and $5,606, respectively	$1,008,911	$985,572
Accounts payable and accrued expenses	28,748	25,399
Accrued interest payable	1,970	2,196
Dividends payable	11,423	16,491
Derivative liabilities	34,614	7,769
Other liabilities	6,860	6,922
Total Liabilities	1,092,526	1,044,349
Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized, 0 and 0 shares issued and outstanding, respectively	—	—
Common stock, $0.01 par value; 300,000,000 shares authorized, 94,741,146 and 91,070,637 shares issued and outstanding, including 336,231and 326,541 unvested restricted common share awards, respectively	947	911
Additional paid-in capital	818,719	765,992
Accumulated other comprehensive income (loss)	(39,099)	(12,099)
Retained earnings (accumulated deficit)	(169,585)	(141,525)
Total stockholders’ equity	610,982	613,279
Noncontrolling interests	5,404	6,478
Total Equity	616,386	619,757
Total Liabilities and Equity	$1,708,912	$1,664,106

The accompanying notes are an integral part of these condensed consolidated financial statements.

Independence Realty Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited and dollars in thousands, except share and per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
REVENUE:
Rental and other property revenue	$52,087	$50,848	$103,243	$100,313
Other revenue	181	108	375	183
Total revenue	52,268	50,956	103,618	100,496
EXPENSES:
Property operating expenses	20,974	20,072	40,711	39,958
Property management expenses	2,077	2,062	4,233	3,875
General and administrative expenses	3,574	3,538	8,950	6,645
Depreciation and amortization expense	15,231	12,721	30,059	25,168
Abandoned deal costs	—	—	130	—
Casualty losses	411	—	411	—
Total expenses	42,267	38,393	84,494	75,646
Interest expense	(9,202)	(9,849)	(18,699)	(19,570)
Gain (loss) on sale of assets	—	12,142	—	12,142
Net income (loss):	799	14,856	425	17,422
Income allocated to noncontrolling interest	(10)	(147)	(8)	(173)
Net income (loss) allocable to common shares	$789	$14,709	$417	$17,249
Earnings per share:
Basic	$0.01	$0.16	$ 0.00	$0.19
Diluted	$0.01	$0.16	$ 0.00	$0.19
Weighted-average shares:
Basic	94,435,722	89,513,105	92,646,891	89,252,724
Diluted	95,092,860	90,019,909	93,550,425	89,902,637

The accompanying notes are an integral part of these condensed consolidated financial statements.

Independence Realty Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited and dollars in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Net income (loss)	$799	$14,856	$425	$17,422
Other comprehensive income (loss):
Change in fair value of interest rate hedges	(1,973)	(10,023)	(25,395)	(14,950)
Realized gains (losses) on interest rate hedges reclassified to earnings	(1,405)	467	(1,823)	1,026
Total other comprehensive income (loss)	(3,378)	(9,556)	(27,218)	(13,924)
Comprehensive income (loss) before allocation to noncontrolling interests	(2,579)	5,300	(26,793)	3,498
Allocation to noncontrolling interests	19	(52)	210	(34)
Comprehensive income (loss)	$(2,560)	$5,248	$(26,583)	$3,464

The accompanying notes are an integral part of these condensed consolidated financial statements.

Independence Realty Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Equity

(Unaudited and dollars in thousands, except share information)

	Common Shares	Par Value Common Shares	Additional Paid In Capital	Accumulated Other Comprehensive Income (loss)	Retained Earnings (Deficit)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2019	91,070,637	$911	$765,992	$(12,099)	$(141,525)	$613,279	$6,478	$619,757
Net income (loss)	—	—	—	—	(372)	(372)	(2)	(374)
Other comprehensive income (loss)	—	—	—	(23,651)	—	(23,651)	(189)	(23,840)
Stock compensation expense	183,940	2	2,642	—	—	2,644	—	2,644
Issuance of common shares, net	3,406,000	35	49,729	—	—	49,764	—	49,764
Repurchase of shares related to equity award tax withholding	(51,128)	(1)	(1,489)	—	—	(1,490)	—	(1,490)
Conversion of noncontrolling interest to common shares	82,357	—	627	—	—	627	(627)	—
Common dividends declared ($0.18 per share)	—	—	—	—	(17,148)	(17,148)	—	(17,148)
Distribution to noncontrolling interest declared ($0.18 per unit)	—	—	—	—	—	—	(142)	(142)
Balance, March 31, 2020	94,691,806	$947	$817,501	$(35,750)	$(159,045)	$623,653	$5,518	$629,171
Net income	—	—	—	—	789	789	10	799
Other comprehensive income	—	—	—	(3,349)	—	(3,349)	(29)	(3,378)
Stock compensation expense	49,340	—	1,250	—	—	1,250	—	1,250
Issuance of common shares, net	—	—	(32)	—	—	(32)	—	(32)
Common dividends declared ($0.12 per share)	—	—	—	—	(11,329)	(11,329)	—	(11,329)
Distribution to noncontrolling interest declared ($0.12 per unit)	—	—	—		—	—	(95)	(95)
Balance, June 30, 2020	94,741,146	$947	$818,719	$(39,099)	$(169,585)	$610,982	$5,404	$616,386

	Common Shares	Par Value Common Shares	Additional Paid In Capital	Accumulated Other Comprehensive Income (loss)	Retained Earnings (Deficit)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2018	89,184,443	$892	$742,429	$2,016	$(122,342)	$622,995	$7,050	$630,045
Net income	—	—	—	—	2,540	2,540	26	2,566
Other comprehensive income (loss)	—	—	—	(4,324)	—	(4,324)	(44)	(4,368)
Stock compensation expense	189,986	1	633	—	—	634	—	634
Issuance of common shares, net	510,000	5	5,304	—	—	5,309	—	5,309
Repurchase of shares related to equity award tax withholding	(49,636)	—	(635)	—	—	(635)	—	(635)
Common dividends declared ($0.18 per share)	—	—	—	—	(16,318)	(16,318)	—	(16,318)
Distribution to noncontrolling interest declared ($0.18 per unit)	—	—	—	—	—	—	(159)	(159)
Balance, March 31, 2019	89,834,793	$898	$747,731	$(2,308)	$(136,120)	$610,201	$6,873	$617,074
Net income	—	—	—	—	14,709	14,709	147	14,856
Other comprehensive income	—	—	—	(9,461)	—	(9,461)	(95)	(9,556)
Stock compensation expense	32,155	—	1,099	—	—	1,099	—	1,099
Issuance of common shares, net	65,704	1	722	—	—	723	—	723
Repurchase of shares related to equity award tax withholding	(234)	—	—	—	—	—	—	—
Common dividends declared ($0.18 per share)	—	—	—	—	(16,128)	(16,128)	—	(16,128)
Distribution to noncontrolling interest declared ($0.18 per unit)	—	—	—	—	—	—	(159)	(159)
Balance, June 30, 2019	89,932,418	$899	$749,552	$(11,769)	$(137,539)	$601,143	$6,766	$607,909

The accompanying notes are an integral part of these condensed consolidated financial statements

Independence Realty Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited and dollars in thousands)

	For the Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$425	$17,422
Adjustments to reconcile net income to cash flow from operating activities:
Depreciation and amortization	30,059	25,168
Amortization of deferred financing costs	723	701
Stock compensation expense	3,859	1,708
Gain on sale of assets	—	(12,142)
Casualty losses	411	—
Amortization related to derivative instruments	579	231
Changes in assets and liabilities:
Other assets	(4,348)	369
Accounts payable and accrued expenses	2,812	2,445
Accrued interest payable	(188)	(27)
Other liabilities	7	225
Net cash provided by operating activities	34,339	36,100
Cash flows from investing activities:
Acquisition of real estate properties	(50,618)	(28,981)
Disposition of real estate properties	—	20,761
Capital expenditures	(17,070)	(19,932)
Cash flow used in investing activities	(67,688)	(28,152)
Cash flows from financing activities:
Proceeds from unsecured credit facility and term loans	65,501	104,060
Unsecured credit facility repayments	(39,000)	(79,000)
Mortgage principal repayments	(3,835)	(1,987)
Payments for deferred financing costs	(50)	(984)
Proceeds from issuance of common stock	49,732	6,032
Distributions on common stock	(33,479)	(32,316)
Distributions to noncontrolling interests	(302)	(323)
Repurchase of shares related to equity award tax withholding	(1,490)	(635)
Cash flow provided by (used in) financing activities	37,077	(5,153)
Net change in cash and cash equivalents, and restricted cash	3,728	2,795
Cash and cash equivalents, and restricted cash, beginning of period	14,433	16,045
Cash and cash equivalents, and restricted cash, end of the period	$18,161	$18,840
Reconciliation of cash, cash equivalents, and restricted cash to the Consolidated Balance Sheet
Cash and cash equivalents	$11,652	$11,060
Restricted cash	6,509	7,780
Total cash, cash equivalents, and restricted cash, end of period	$18,161	$18,840

The accompanying notes are an integral part of these condensed consolidated financial statements

.

Independence Realty Trust, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

As of June 30, 2020

(Unaudited and dollars in thousands, except share and per share data)

NOTE 1: Organization

Independence Realty Trust, Inc. (“IRT”), is a self-administered and self-managed Maryland real estate investment trust (“REIT”) which was formed on March 26, 2009.  Our primary purposes are to acquire, own, operate, improve and manage multifamily apartment communities in non-gateway markets. As of June 30, 2020, we owned and operated 58 multifamily apartment properties, that contain 15,805 units across non-gateway U.S. markets, including Atlanta, Louisville, Memphis, and Raleigh. We own all of our assets and conduct substantially all of our operations through Independence Realty Operating Partnership, LP (“IROP”), of which we are the sole general partner.

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

e. Restricted Cash

Restricted cash includes escrows of our funds held by lenders to fund certain expenditures, such as real estate taxes and insurance, or to be released at our discretion upon the occurrence of certain pre-specified events.  As of June 30, 2020 and December 31, 2019, we had $6,509 and $4,545, respectively, of restricted cash.

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

The aggregate value of in-place leases is determined by evaluating various factors, including the terms of the leases that are in place and assumed lease-up periods. The value assigned to in-place lease assets is amortized over the assumed lease up period, typically six months. During the three and six months ended June 30, 2020, we acquired in-place leases with a value of $221, as part of related property acquisitions that are discussed further in Note 3. For the three and six months ended June 30, 2020, we recorded $186 and $557, respectively, of amortization expense for intangible assets. For the three and six months ended June 30, 2019, we recorded $294 and $850, respectively, of amortization expense for intangible assets. For the three and six months ended June 30, 2020, we wrote-off fully amortized intangible assets of $503 and $950, respectively. For the three and six months ended June 30, 2019, we wrote-off fully amortized intangible assets of $719 and $1,532, respectively. As of June 30, 2020, we expect to record additional amortization expense on current in-place intangible assets of $74 for the remainder of 2020.

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

Depreciation Expense

Depreciation expense for real estate assets is computed using a straight-line method based on a life of 40 years for buildings and improvements and five to ten years for equipment and fixtures.  For the three and six months ended June 30, 2020, we recorded $15,045 and $29,502 of depreciation expense, respectively. For the three and six months ended June 30, 2019, we recorded $12,427 and $24,318 of depreciation expense, respectively.

Occasionally, we incur losses at our communities from wind storms, floods, fires and similar hazards. Sometimes, a portion of these losses are not fully covered by our insurance policies due to deductibles. In these cases, we estimate the carrying value of the damaged property and record a casualty loss for the difference between the estimated carrying value and the insurance proceeds. During the three and six months ended June 30, 2020, we incurred $411 of casualty losses.

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

In conjunction with the COVID-19 pandemic, many of our residents were economically impacted and unable to pay their rent in full.  To assist residents who may have been impacted, we offered residents deferred rent payment plans whereby the resident could defer between 25% and 75% of their monthly rent for between one and three months.  Residents were required to provide evidence of financial hardship and commit to a full 12-month lease term, which provided a longer period over which the deferred rent could be repaid.  We accounted for the deferred payment plans as if no change had been made to the original lease agreement and continued to recognize rental income while increasing lease receivables from residents. During the three months ended June 30, 2020, we entered into 260 deferred payment plans with residents representing approximately 0.9% of our total rental and other property income during that period.  As of June 30, 2020, deferred rents receivables from residents totaled $413.

We make ongoing estimates of the collectability of our base rents, tenant reimbursements, and other service fees included within rental and other property revenue.  If collectability is not probable, we adjust rental and other property income for the amount of uncollectible revenue. Due to the COVID-19 pandemic some residents have experienced difficultly making rent payments and our rent receivables have increased compared to historical levels.  This caused us to further evaluate collectability and we recorded a $723 provision for bad debts as of June 30, 2020 to appropriately reflect management’s estimate for uncollectible accounts.  The provision for bad debts was recorded as a reduction to rental and other property income in our condensed consolidated statements of operations.

For the three and six months ended June 30, 2020, we recognized revenues of $148 and $151, respectively, related to recoveries of lost rental revenue due to natural disasters and other insurable events from our insurance providers. For the three and six months ended June 30, 2019, we recognized revenues of $17 and $23, respectively, related to recoveries of lost rental revenue due to natural disasters and other insurable events from our insurance providers.

Advertising Expenses

For the three and six months ended June 30, 2020, we incurred $551 and $1,160 of advertising expenses, respectively. For the three and six months ended June 30, 2019, we incurred $603 and $1,151 of advertising expenses, respectively.

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

FASB ASC Topic 825, “Financial Instruments” requires disclosure of the fair value of financial instruments for which it is practicable to estimate that value. Given that cash and cash equivalents and restricted cash are short term in nature with limited fair value volatility, the carrying amount is deemed to be a reasonable approximation of fair value and the fair value input is classified as a Level 1 fair value measurement. The fair value input for the derivatives is classified as a Level 2 fair value measurement within the fair value hierarchy. The fair value inputs for our unsecured credit facility and term loans are classified as Level 2 fair value measurements within the fair value hierarchy. The fair value of mortgage indebtedness is based on a discounted cash flows valuation technique. As this technique utilizes current credit spreads, which are generally unobservable, this is classified as a Level 3 fair value measurement within the fair value hierarchy.  We determine appropriate credit spreads based on the type of debt and its maturity. There were no transfers between levels in the fair value hierarchy for the six months ended June 30, 2020. The following table summarizes the carrying amount and the fair value of our financial instruments as of the periods indicated:

	As of June 30, 2020		As of December 31, 2019
Financial Instrument	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Cash and cash equivalents	$11,652	$11,652	$9,888	$9,888
Restricted cash	6,509	6,509	4,545	4,545
Derivative assets	—	—	953	953

Liabilities
Debt:
Unsecured credit facility	210,765	212,802	183,966	186,302
Term loans	298,588	300,000	298,418	300,000
Mortgages	499,558	520,898	503,188	505,510
Derivative liabilities	34,614	34,614	7,769	7,769

j. Deferred Financing Costs

Costs incurred in connection with debt financing are deferred and classified within indebtedness and charged to interest expense over the terms of the related debt agreements, under the effective interest method.

k. Office Leases

In accordance with FASB ASC Topic 842, “Leases”, lessees are required to recognize a right-of-use asset and a lease liability on the balance sheet at the lease commencement date for all leases, except those leases with terms of less than a year.  We lease corporate office space under leases with terms of up to 10 years and that may include extension options, but that do not include any residual value guarantees or restrictive covenants. As of June 30, 2020, we have $2,664 of operating lease right-of-use assets and $3,024 of operating lease liabilities related to our corporate office leases. The operating lease right-of-use assets are presented within other assets and the operating lease liabilities are presented within other liabilities in our consolidated balance sheet. We recorded $158 and $297 of total operating lease expense during the three and six months ended June 30, 2020, which is recorded within property management expense and general and administrative expenses in our condensed consolidated statements of operations.

l. Income Taxes

We have elected to be taxed as a REIT beginning with the taxable year ended December 31, 2011.  Accordingly, we recorded no income tax expense for the three and six months ended June 30, 2020 and 2019.

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

In March 2020, the FASB issued an accounting standard classified under FASB ASC Topic 848, “Reference Rate Reform.” The amendments in this update contain practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASC 848 is optional and may be elected over time as reference rate reform activities occur. Beginning in the first quarter of 2020, we elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation.  We will continue to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.

NOTE 3: Investments in Real Estate

As of June 30, 2020, our investments in real estate consisted of 58 apartment properties that contain 15,805 units.  The following table summarizes our investments in real estate:

	As of June 30, 2020	As of December 31, 2019	Depreciable Lives (In years)
Land	$238,723	$234,050	—
Building	1,499,444	1,453,052	40
Furniture, fixtures and equipment	126,015	109,263	5-10
Total investment in real estate	$1,864,182	$1,796,365
Accumulated depreciation	(187,758)	(158,435)
Investments in real estate, net	$1,676,424	$1,637,930

Acquisitions

In February 2020, we acquired a 251-unit property located in McKinney, TX for $51,204.

The following table summarizes the aggregate relative fair value of the assets and liabilities associated with the properties acquired during the six-month period ended June 30, 2020, on the date of acquisition, accounted for under FASB ASC Topic 805-50-15-3.

Description	Fair Value of Assets Acquired During The Six Months Ended June 30, 2020
Assets acquired:
Investments in real estate (a)	$51,052
Other assets	35
Intangible assets	221
Total assets acquired	$51,308
Liabilities assumed:
Accounts payable and accrued expenses	$126
Other liabilities	83
Total liabilities assumed	209
Estimated fair value of net assets acquired	$51,099

(a)	Included $69 of property related acquisition costs capitalized during the six months ended June 30, 2020.

NOTE 4: Indebtedness

The following tables contain summary information concerning our indebtedness as of June 30, 2020:

Debt:	Outstanding Principal	Unamortized Debt Issuance Costs	Carrying Amount	Type	Weighted Average Rate	Weighted Average Maturity (in years)
Unsecured credit facility (1)	$212,802	$(2,037)	$210,765	Floating	1.6%	2.9
Unsecured term loans	300,000	(1,412)	298,588	Floating	1.5%	3.8
Mortgages	501,041	(1,483)	499,558	Fixed	3.9%	3.5
Total Debt	$1,013,843	$(4,932)	$1,008,911		2.7%	3.5
(1)	The unsecured credit facility total capacity is $350,000, of which $212,802 was outstanding as of June 30, 2020.

On July 9, 2020, we drew down on our unsecured credit facility to extinguish a property mortgage and make partial paydowns totaling $32,117. The property mortgages had a weighted-average rate of 3.9% compared to the 1.6% interest rate on our unsecured credit facility as of June 30, 2020.

As of June 30, 2020, we were in compliance with all financial covenants contained in the documents governing our indebtedness.

	Scheduled maturities on or before December 31,
Debt:	2020	2021	2022	2023	2024	Thereafter
Unsecured credit facility	$—	$—	$—	$212,802	$—	$—
Unsecured term loans	—	—	—	—	300,000	—
Mortgages	3,926	76,176	70,840	107,523	58,062	184,514
Total	$3,926	$76,176	$70,840	$320,325	$358,062	$184,514

The following table contains summary information concerning our indebtedness as of December 31, 2019:

Debt:	Outstanding Principal	Unamortized Debt Issuance Costs	Carrying Amount	Type	Weighted Average Rate	Weighted Average Maturity (in years)
Unsecured credit facility (1)	$186,302	$(2,336)	$183,966	Floating	3.2%	3.4
Unsecured term loans	300,000	(1,582)	298,418	Floating	3.1%	4.3
Mortgages	504,876	(1,688)	503,188	Fixed	3.9%	4.0
Total Debt	$991,178	$(5,606)	$985,572		3.5%	4.0
(1)	The unsecured credit facility total capacity was $350,000, of which $186,302 was outstanding as of December 31, 2019.

NOTE 5: Derivative Financial Instruments

The following table summarizes the aggregate notional amounts and estimated net fair values of our derivative instruments as of June 30, 2020 and December 31, 2019:
	As of June 30, 2020			As of December 31, 2019
	Notional	Fair Value of Assets	Fair Value of Liabilities	Notional	Fair Value of Assets	Fair Value of Liabilities
Cash flow hedges:
Interest rate swap	$150,000	$—	$1,421	$150,000	$953	$—
Interest rate collars	250,000	—	15,776	250,000	—	4,330
Forward interest rate swaps	—	—	17,417	—	—	3,439
Total	$400,000	$—	$34,614	$400,000	$953	$7,769

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

For our interest rate swap and collars that are considered highly effective hedges, we reclassified realized losses of $1,107 and $1,244 to earnings within interest expense for the three and six months ended June 30, 2020, respectively, and we expect $7,046 to be reclassified out of accumulated other comprehensive income to earnings over the next 12 months.

NOTE 6: Stockholders’ Equity and Noncontrolling Interests

Stockholders’ Equity

On March 16, 2020, our board of directors declared a dividend of $0.18 per share on our common stock, which was paid on April 24, 2020 to common stockholders of record as of April 2, 2020.

On June 15, 2020, our board of directors declared a dividend of $0.12 per share on our common stock, which was paid on July 24, 2020 to common stockholders of record as of July 2, 2020.

During the three and six months ended June 30, 2020, we also paid $0 and $161, respectively, of dividends on restricted common share awards that vested during the period.

  On February 20, 2020, we entered into an underwriting agreement with KeyBanc Capital Markets Inc. and BMO Capital Markets Corp., as representatives of the several underwriters named therein (collectively, the “Underwriters”), BMO Capital Markets Corp. (the “Forward Seller”), and Bank of Montreal (the “Forward Counterparty”) relating to the offering of an aggregate of 10,350,000 shares of common stock at a price to the Underwriters of $14.688 per share, consisting of 10,350,000 shares of common stock offered by the Forward Seller in connection with the forward sale agreements described below (including 1,350,000 shares offered pursuant to the Underwriter’s option to purchase additional shares, which was exercised in full). We completed the offering on February 24, 2020. We did not initially receive any proceeds from the sale of common stock by the Forward Seller..

In connection with the offering, we also entered into two forward sale agreements. The first forward sale agreement (the “Initial Forward Sale Agreement”), dated February 20, 2020, with the Forward Seller and Forward Counterparty, and the second forward sale agreement (the “Additional Forward Sale Agreement”, together with the Initial Forward Sale Agreement, the “Forward Sale

Agreements”), dated February 20, 2020, with the Forward Seller and the Forward Counterparty. In connection with the Forward Sale Agreements, the Forward Seller or its affiliate borrowed from third parties and sold to the Underwriters an aggregate of 10,350,000 shares of common stock that was sold in the offering. On March 31, 2020, we physically settled $50,000 under the Forward Sale Agreements by issuing 3,406,000 shares. As of June 30, 2020, 6,944,000 shares remain to be settled under the Forward Sale Agreements, which if physically settled would provide additional proceeds to us of $99,790 based on the forward price as of July 26, 2020. We expect to physically settle the balance of the Forward Sale Agreements and receive proceeds from the sale of those shares upon one or more such physical settlements within approximately twelve months from the date of the prospectus, earlier than February 24, 2021, the scheduled maturity date of the Forward Sale Agreements. Although we expect to settle the Forward Sale Agreements entirely by the physical delivery of shares of common stock for cash proceeds, we may also elect to cash or net share settle all or a portion of our obligations under the Forward Sale Agreements, in which case, we may receive or owe cash or shares of common stock from or to the Forward Seller. The Forward Sale Agreements provide for an initial forward sale price of $14.688 per share, subject to certain adjustments pursuant to the terms of each of the Forward Sale Agreements. The Forward Sale Agreements are subject to early termination or settlement under certain circumstances.

We evaluated the accounting for the Forward Sale Agreements under FASB ASC Topic 480 “Distinguishing Liabilities from Equity” and FASB ASC Topic 815 “Derivatives and Hedging”.  As the Forward Sale Agreements are considered indexed to our own equity and since they meet the equity classification conditions in ASC 815-40-25, the Forward Sale Agreements have been classified as equity.

Noncontrolling Interest

During the three and six months ended June 30, 2020, holders of IROP units exchanged 82,357 units for 82,357 shares of our common stock. As of June 30, 2020, 789,134 IROP units held by unaffiliated third parties remain outstanding.

On March 16, 2020, our board of directors declared a dividend of $0.18 per unit, which was paid on April 24, 2020 to IROP LP unitholders of record as of April 2, 2020.

On June 15, 2020, our board of directors declared a dividend of $0.12 per unit, which was paid on July 24, 2020 to IROP LP unitholders of record as of July 2, 2020.

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

On April 1, 2020, our compensation committee awarded, to our community-level employees an aggregate of 17,804 restricted stock awards, valued at $8.05 per share, or $144 in the aggregate. These restricted stock awards vest over a two-year period. On May 13, 2020, our compensation committee awarded to our non-employee directors an aggregate of 39,685 shares of our common stock, valued at $9.00 per share, or $357 in the aggregate. These awards vested immediately.

NOTE 8: Earnings Per Share

The following table presents a reconciliation of basic and diluted earnings (loss) per share for the three and six months ended June 30, 2020 and 2019:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Net income	$799	$14,856	$425	$17,422
Income allocated to noncontrolling interest	(10)	(147)	(8)	(173)
Net income allocable to common shares	789	14,709	417	17,249
Weighted-average shares outstanding—Basic	94,435,722	89,513,105	92,646,891	89,252,724
Weighted-average shares outstanding—Diluted	95,092,860	90,019,909	93,550,425	89,902,637
Earnings per share—Basic	$0.01	$0.16	$ 0.00	$0.19
Earnings per share—Diluted	$0.01	$0.16	$ 0.00	$0.19

Certain IROP units, unvested shares, and shares deliverable under the Forward Sale Agreements were excluded from the earnings (loss) per share computation because their effect would have been anti-dilutive, totaling 7,785,677 and 7,733,134 for the three and six months ended June 30, 2020, respectively, and 881,107 and 881,107 for the three and six months ended June 30, 2019, respectively.

NOTE 9: Other Disclosures

Risks and Uncertainties

Currently, one of the most significant risks and uncertainties is the duration and scope of the current global COVID-19 pandemic, which has disrupted businesses and slowed economic activity. We have been impacted by the COVID-19 pandemic and, in response, we have made operational and policy changes to: (1) comply with governmental mandates on a jurisdiction by jurisdiction basis; (2) protect our employees, residents, and prospective residents; and (3) minimize the adverse financial impact to us. The extent to which COVID-19 impacts our business, operations and financial results will depend on numerous evolving factors, many of which are not within management’s control, and that we are unable to predict at this time, including but not limited to: (1) the duration and scope of the pandemic; (2) the pandemic’s impact on current and future economic activity; and (3) the actions of governments, businesses and individuals in response to the COVID-19 pandemic.

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

Factors that might cause actual results to differ materially from our expectations, many of which may be more likely to impact us as a result of the ongoing COVID-19 pandemic, are set forth in the “Risk Factors” sections of our Annual Report on Form 10-K for the year ended December 31, 2019 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, and in other of our public filings with the SEC, among others, and could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements. We caution you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. Except to the extent required by applicable law or regulation, we undertake no obligation to update these forward-looking statements to reflect events or circumstances after the date of this filing or to reflect the occurrence of unanticipated events.

Overview

Our Company

We are a self-administered and self-managed Maryland real estate investment trust (“REIT”), that acquires, owns, operates, improves and manages multifamily apartment communities across non-gateway U.S. markets.  As of June 30, 2020, we owned and operated 58 multifamily apartment properties that contain 15,805 units. Our properties are located in Georgia, North Carolina, Tennessee, Kentucky, Ohio, Oklahoma, Indiana, Texas, Florida, South Carolina, Missouri, Louisiana, and Alabama. We do not have any foreign operations and our business is not seasonal. Our executive offices are located at 1835 Market Street, Suite 2601, Philadelphia, PA 19103 and our telephone number is (267) 270-4800. We have offices in Philadelphia, Pennsylvania and Chicago, Illinois.

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

Property Portfolio

As of June 30, 2020, we owned 58 multifamily apartment properties, totaling 15,805 units.  Below is a summary of our property portfolio by market.

(Dollars in thousands, except per unit data)	As of June 30, 2020				For the Three Months Ended June 30,
Market	Number of Properties	Units	Gross Real Estate Assets	Period End Occupancy	Average Effective Monthly Rent per Unit	Net Operating Income	% of NOI
Atlanta, GA	6	2,020	$258,038	95.2%	$1,205	$4,520	14.5%
Raleigh - Durham, NC	6	1,690	244,526	94.6%	1,190	4,029	13.0%
Louisville, KY	6	1,710	199,944	89.1%	1,022	2,949	9.5%
Memphis, TN	4	1,383	147,716	92.6%	1,163	2,953	9.5%
Columbus, OH	6	1,547	154,876	92.9%	1,043	2,382	7.7%
Tampa-St. Petersburg, FL	4	1,104	177,769	91.8%	1,269	2,152	6.9%
Oklahoma City, OK	5	1,658	79,096	95.1%	689	2,104	6.8%
Dallas, TX	4	985	91,589	95.6%	1,291	2,077	6.7%
Indianapolis, IN	4	916	139,650	95.2%	1,040	1,771	5.7%
Myrtle Beach, SC - Wilmington, NC	3	628	64,272	93.5%	1,034	1,228	3.9%
Charleston, SC	2	518	80,093	92.9%	1,325	1,160	3.7%
Orlando, FL	1	297	48,926	96.0%	1,485	781	2.5%
Charlotte, NC	1	208	42,229	92.8%	1,537	660	2.1%
Asheville, NC	1	252	28,803	97.2%	1,144	589	1.9%
Chattanooga, TN	2	295	27,533	97.0%	998	487	1.6%
St. Louis, MO	1	152	33,633	90.8%	1,457	475	1.5%
Huntsville, AL	1	178	16,515	96.1%	1,051	398	1.3%
Baton Rouge, LA	1	264	28,974	87.5%	922	386	1.2%
Total/Weighted Average	58	15,805	$1,864,182	93.5%	$1,108	$31,101	100.0%

As of June 30, 2020, our same-store portfolio consisted of 54 multifamily apartment properties, totaling 14,748 units.  See “Non-GAAP Financial Measures – Same Store Portfolio Net Operating Income” below for our definition of same store and definitions and reconciliations related to our net operating income and net operating income margin.

COVID-19 Pandemic

During the six months ended June 30, 2020, the outbreak of COVID-19 has disrupted businesses and has slowed economic activity. We have been impacted by the COVID-19 pandemic and, in response, have made operational and policy changes to: (1) comply with governmental mandates on a jurisdiction by jurisdiction basis; (2) protect our employees, residents, and prospective residents; and (3) minimize the financial impact to us. The extent to which COVID-19 impacts our business, operations and financial results will depend on numerous evolving factors, many of which are not within management’s control, and that we are unable to predict at this time, including but not limited to: (1) the duration and scope of the pandemic; (2) the pandemic’s impact on current and future economic activity; and (3) the actions of governments, businesses and individuals in response to the COVID-19 pandemic.

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

Despite the impact the COVID-19 pandemic has had on our business, we have been able to maintain occupancy and have experienced steady rent collections during the three months ended June 30, 2020.  In addition, we have supported residents impacted by COVID-19 by entering into 260 deferred payment plans under which residents deferred $0.4 million of rent payments during the three months ended June 30, 2020.

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

Forward Sale Agreements

On February 20, 2020, we entered into an underwriting agreement with KeyBanc Capital Markets Inc. and BMO Capital Markets Corp., as representatives of the several underwriters name therein (collectively, the “Underwriters”), BMO Capital Markets Corp. (the “Forward Seller”), and Bank of Montreal (the “Forward Counterparty”) relating to the offering of an aggregate of 10.4 million shares of common stock at a price to the Underwriters of $14.688 per share. We completed the offering on February 24, 2020. We did not initially receive any proceeds from the sale of common stock by the Forward Seller.

  In connection with the offering, we also entered into two forward sale agreements (collectively, the “Forward Sale Agreements”) with the Forward Seller and the Forward Counterparty. In connection with the Forward Sale Agreements, the Forward Seller or its affiliate borrowed from third parties and sold to the Underwriters an aggregate of 10.4 million shares of common stock that was sold in the offering. On March 31, 2020, we settled $50 million under the Forward Sale Agreements by issuing 3.4 million shares. As of June 30, 2020, 6.9 million shares remain to be settled under the Forward Sale Agreements, which if physically settled would provide additional proceeds to us of $99.8 million based on the forward price as of July 26, 2020. The offering and Forward Sale Agreements provide us with further financial resources and flexibility considering the ongoing COVID-19 pandemic. We expect to physically settle the Forward Sale Agreements and receive proceeds from the sale of those shares upon one or more such physical settlements within approximately twelve months from the date of the prospectus, earlier than February 24, 2021, the scheduled maturity date of the Forward Sale Agreements. Although we expect to settle the Forward Sale Agreements entirely by the physical delivery of shares of common stock for cash proceeds, we may also elect to cash or net share settle all or a portion of our obligations under the Forward Sale Agreements, in which case, we may receive or owe cash or shares of common stock from or to the Forward Seller. The Forward Sale Agreements provide for an initial forward sale price of $14.688 per share, subject to certain adjustments pursuant to the terms of each of the Forward Sale Agreements. The Forward Sale Agreements are subject to early termination or settlement under certain circumstances.

Value Add

Value add initiatives, comprised of renovations and upgrades at selected communities to drive increased rental rates, remain a core component of our longer-term growth strategy. We have identified 7,136 units across 23 properties for renovations and upgrades as part of this initiative. As of June 30, 2020, we had completed renovations and upgrades at 3,252 of the 7,136 units. Given the COVID-19 pandemic, we are actively monitoring the markets where these value add renovations are occurring and have paused or otherwise delayed the volume of renovations where warranted.

Results of Operations

Three Months Ended June 30, 2020 compared to the Three Months Ended June 30, 2019

	SAME STORE PROPERTIES				NON SAME STORE PROPERTIES				CONSOLIDATED
(Dollars in thousands)	Three Months Ended June 30,				Three Months Ended June 30,				Three Months Ended June 30,
	2020	2019	Increase (Decrease)	% Change	2020	2019	Increase (Decrease)	% Change	2020	2019	Increase (Decrease)	% Change
Property Data:
Number of properties	54	54			4	4	-	0.0%	58	58	-	0.0%
Number of units	14,748	14,748			1,057	986	71	7.2%	15,805	15,734	71	0.5%
Average occupancy	93.0%	94.2%	-1.2%	n/a	92.3%	96.3%	-4.0%	n/a	92.9%	94.4%	-1.4%	n/a
Average effective monthly rent, per unit	1,098	1,056	42	4.0%	1,252	1,083	169	15.6%	1,108	1,058	50	4.8%
Revenue:
Rental and other property revenue	$48,176	$47,389	$787	1.7%	$3,911	$3,459	$452	13.1%	$52,087	$50,848	$1,239	2.4%
Expenses:
Property operating expenses	19,213	18,774	439	2.3%	1,761	1,298	463	35.7%	20,974	20,072	902	4.5%
Net Operating Income	$28,963	$28,615	$348	1.2%	$2,150	$2,161	$(11)	-0.5%	$31,113	$30,776	$337	1.1%

Other Revenue:
Other revenue									$181	$108	$73	67.6%
Corporate and other expenses:
Property management expenses									2,077	2,062	15	0.7%
General and administrative expenses									3,574	3,538	36	1.0%
Depreciation and amortization expense									15,231	12,721	2,510	19.7%
Casualty losses									411	-	411	nm
Total corporate and other expenses									21,293	18,321	2,972	16.2%
Interest expense									(9,202)	(9,849)	647	6.6%
Gains on sale of assets									-	12,142	(12,142)	-100.0%
Net income									799	14,856	(14,057)	-94.6%
Income allocated to noncontrolling interests									(10)	(147)	137	93.2%
Net income available to common shares									$789	$14,709	$(13,920)	-94.6%

Revenue

Rental and other property revenue. Revenue from rental and other property revenue of the consolidated portfolio increased $1.3 million to $52.1 million for the three months ended June 30, 2020 from $50.8 million for the three months ended June 30, 2019. The increase was primarily attributable to a $0.8 million increase in same store rental and other property revenue driven by a 4.0% increase in average effective monthly rents compared to the prior year period, which was partially offset by a $0.5 million increase in bad debt compared to the prior year. The increase in bad debt during the three months ended June 30, 2020 was driven by a $0.7 million provision for bad debt that was recorded to reflect management’s estimate of lease receivables that were not probable of collection due to the COVID-19 pandemic’s economic impact on our residents. In addition, there was a $0.5 million increase in non-same store rental and other property revenue primarily driven by our recent property acquisitions having a higher average effective rent per unit and therefore, generating more revenue than recent property dispositions.

Expenses

Property operating expenses. Property operating expenses increased $0.9 million to $21.0 million for the three months ended June 30, 2020 from $20.1 million for the three months ended June 30, 2019. The increase was primarily due to a $0.4 million increase in same store property operating expenses and a $0.5 million increase in the non same store property operating expenses, primarily related to an increase in real estate taxes during the three months ended June 30, 2020.

Property management expenses. Property management expenses remained consistent at $2.1 million for the three months ended June 30, 2020 and 2019.

General and administrative expenses. General and administrative expenses increased $0.1 million to $3.6 million for the three months ended June 30, 2020 from $3.5 million for the three months ended June 30, 2019.

Depreciation and amortization expense. Depreciation and amortization expense increased $2.5 million to $15.2 million for the three months ended June 30, 2020 from $12.7 million for the three months ended June 30, 2019. The increase was primarily attributable to a $1.5 million increase in depreciation expense at our value add properties for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 and $0.8 million in depreciation expense for properties acquired since June 30, 2019.

Interest expense. Interest expense decreased $0.6 million to $9.2 million for the three months ended June 30, 2020 from $9.8 million for the three months ended June 30, 2019. The decrease was primarily due to lower interest rates during the three months ended June 30, 2020 compared to the three months ended June 30, 2019.

Six Months Ended June 30, 2020 compared to the Six Months Ended June 30, 2019

	SAME STORE PROPERTIES				NON SAME STORE PROPERTIES				CONSOLIDATED
(Dollars in thousands)	For the Six Months Ended June 30,				For the Six Months Ended June 30,				For the Six Months Ended June 30,
	2020	2019	Increase (Decrease)	% Change	2020	2019	Increase (Decrease)	% Change	2020	2019	Increase (Decrease)	% Change
Property Data:
Number of properties	49	49			9	9	-	0.0%	58	58	-	0.0%
Number of units	14,748	14,748			1,057	986	71	7.2%	15,805	15,734	71	0.5%
Average occupancy	92.8%	93.5%	-0.7%	n/a	91.5%	95.4%	-3.9%	n/a	92.7%	93.7%	-0.9%	n/a
Average effective monthly rent, per unit	1,093	1,047	46	4.4%	1,255	1,083	172	15.9%	1,104	1,050	54	5.2%
Revenue:
Rental and other property revenue	$96,069	$93,136	$2,933	3.1%	$7,174	$7,177	$(3)	0.0%	$103,243	$100,313	$2,930	2.9%
Expenses:
Property operating expenses	37,651	36,982	669	1.8%	3,060	2,976	84	2.8%	40,711	39,958	753	1.9%
Net Operating Income	$58,418	$56,154	$2,264	4.0%	$4,114	$4,201	$(87)	-2.1%	$62,532	$60,355	$2,177	3.6%

Other Revenue:
Other revenue									$375	$183	$192	104.9%
Corporate and other expenses:
Property management expenses									4,233	3,875	358	9.2%
General and administrative expenses									8,950	6,645	2,305	34.7%
Depreciation and amortization expense									30,059	25,168	4,891	19.4%
Abandoned deal costs									130	-	130	nm
Casualty losses									411	-	411	nm
Total corporate and other expenses									43,783	35,688	8,095	22.7%
Interest expense									(18,699)	(19,570)	871	4.5%
Gains on sale of assets									-	12,142	(12,142)	-100.0%
Net income									425	17,422	(16,997)	-97.6%
Income allocated to noncontrolling interests									(8)	(173)	165	95.4%
Net income available to common shares									$417	$17,249	$(16,832)	-97.6%

Revenue

Rental and other property revenue. Revenue from rental and other property revenue of the consolidated portfolio increased $2.9 million to $103.2 million for the six months ended June 30, 2020 from $100.3 million for the six months ended June 30, 2019. The increase was primarily attributable to a $2.9 million increase in same store rental and other property revenue driven by a 4.5% increase in average effective monthly rents compared to the prior year period. This was partially offset by $0.5 million increase in bad debt compared to the prior year primarily due to a provision for bad debt recorded in the six months ended June 30, 2020.

Expenses

Property operating expenses. Property operating expenses increased $0.7 million to $40.7 million for the six months ended June 30, 2020 from $40.0 million for the six months ended June 30, 2019. The increase was primarily due to a $0.6 million increase in the same store property operating expenses, primarily related to an increase in real estate taxes, utilities, contract services, and personnel costs during the six months ended June 30, 2020. This was partially offset by lower repairs and maintenance costs during the six months ended June 30, 2020.

Property management expenses. Property management expenses increased $0.3 million to $4.2 million for the six months ended June 30, 2020 from $3.9 million for the six months ended June 30, 2019. This increase was primarily due to an increase in personnel costs as the size of our property management team has grown to support our management platform.

General and administrative expenses. General and administrative expenses increased $2.4 million to $9.0 million for the six months ended June 30, 2020 from $6.6 million for the six months ended June 30, 2019. This increase was primarily due to $1.7 million in stock based compensation recognized during the six months ended June 30, 2020 related to performance share units and restricted stock units granted to employees who are retirement eligible.

Depreciation and amortization expense. Depreciation and amortization expense increased $4.9 million to $30.1 million for the six months ended June 30, 2020 from $25.2 million for the six months ended June 30, 2019. The increase was primarily attributable to a $3.1 million increase in depreciation expense at our value add properties for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 and $1.4 million in depreciation expense for properties acquired since June 30, 2019.

Interest expense. Interest expense decreased $0.9 million to $18.7 million for the six months ended June 30, 2020 from $19.6 million for the six months ended June 30, 2019. The decrease was primarily due to lower interest rates during the six months ended June 30, 2020 compared to the six months ended June 30, 2019.

Non-GAAP Financial Measures

Funds from Operations (FFO) and Core Funds from Operations (CFFO)

We believe that FFO and CFFO, each of which is a non-GAAP financial measure, are additional appropriate measures of the operating performance of a REIT and IRT in particular.

We compute FFO in accordance with the standards established by the National Association of Real Estate Investment Trusts, or NAREIT, as net income or loss (computed in accordance with GAAP), excluding real estate-related depreciation and amortization expense, gains or losses on sales of real estate and the cumulative effect of changes in accounting principles. CFFO is a computation made by analysts and investors to measure a real estate company’s operating performance by removing the effect of items that do not reflect ongoing property operations, including stock compensation expense, depreciation and amortization of other items not included in FFO, amortization of deferred financing costs, and other non-cash or non-operating gains or losses related to items such as casualty losses and abandoned deal costs.

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

Set forth below is a reconciliation of net income (loss) to FFO and CFFO for the three and six months ended June 30, 2020 and 2019 (in thousands, except share and per share information):

	For the Three Months Ended June 30, 2020		For the Three Months Ended June 30, 2019
	Amount	Per Share (1)	Amount	Per Share (2)
Funds From Operations (FFO):
Net income (loss)	$799	$0.01	$14,856	$0.16
Adjustments:
Real estate depreciation and amortization	15,156	0.16	12,675	0.14
Net (gains) losses on sale of assets excluding debt extinguishment costs	—	—	(14,171)	(0.15)
FFO	$15,955	$0.17	$13,360	$0.15
Core Funds From Operations (CFFO):
FFO	$15,955	$0.17	$13,360	$0.15
Adjustments:
Stock compensation expense	1,233	0.02	1,086	0.02
Amortization of deferred financing costs	362	—	362	—
Other depreciation and amortization	75	—	46	—
Casualty losses	411	—	—	—
Defeasance costs included in net gains (losses) on sale of assets	—	—	2,029	0.02
CFFO	$18,036	$0.19	$16,883	$0.19

	For the Six Months Ended June 30, 2020		For the Six Months Ended June 30, 2019
	Amount	Per Share (1)	Amount	Per Share (2)
Funds From Operations (FFO):
Net income (loss)	$425	$ 0.00	$17,422	$0.19
Adjustments:
Real estate depreciation and amortization	29,881	0.32	24,993	0.28
Net (gains) losses on sale of assets excluding debt extinguishment costs	—	—	(14,171)	(0.16)
FFO	$30,306	$0.32	$28,244	$0.31
Core Funds From Operations (CFFO):
FFO	$30,306	$0.32	$28,244	$0.31
Adjustments:
Stock compensation expense	3,860	0.05	1,708	0.02
Amortization of deferred financing costs	723	0.01	701	0.01
Other depreciation and amortization	178	—	175	—
Abandoned deal costs	130	—	—	—
Casualty losses	411	—	—	—
Defeasance costs included in net gains (losses) on sale of assets	—	—	2,029	0.02
CFFO	$35,608	$0.38	$32,857	$0.36

(1)	Based on 95,224,855 and 93,462,270 weighted-average shares and units outstanding for the three and six months ended June 30, 2020, respectively.
(2)	Based on 90,394,212 and 90,133,830 weighted-average shares and units outstanding for the three and six months ended June 30, 2019, respectively.

Same Store Portfolio Net Operating Income

We believe that Net Operating Income (“NOI”), a non-GAAP financial measure, is a useful supplemental measure of its operating performance. We define NOI as total property revenues less total property operating expenses, excluding interest expenses, depreciation and amortization, property management expenses, and general and administrative expenses. Other REITs may use different methodologies for calculating NOI, and accordingly, our NOI may not be comparable to other REITs. We believe that this measure provides an operating perspective not immediately apparent from GAAP operating income or net income insofar as the measure reflects only operating income and expense at the property level. We use NOI to evaluate performance on a same store and non-same store basis because NOI measures the core operations of property performance by excluding corporate level expenses, financing expenses, and other items not related to property operating performance and captures trends in rental housing and property operating expenses. However, NOI should only be used as an alternative measure of our financial performance.

We review our same store portfolio at the beginning of each calendar year.  Properties are added into the same store portfolio if they were owned at the beginning of the previous year.  Properties that are held-for-sale or have been sold are excluded from the same store portfolio.

Set forth below is a reconciliation of same store net operating income to net income (loss) available to common shares for the three and six months ended June 30, 2020 and 2019 (in thousands, except per unit data):

	Three Months Ended June 30, (a)			Six Months Ended June 30, (a)
	2020	2019	% change	2020	2019	% change
Revenue:
Rental and other property revenue	$48,176	$47,389	1.7%	$96,069	$93,136	3.1%
Property Operating Expenses
Real estate taxes	6,261	5,937	5.5%	12,182	12,028	1.3%
Property insurance	1,097	963	13.9%	2,014	1,916	5.1%
Personnel expenses	4,658	4,512	3.2%	9,043	8,820	2.5%
Utilities	2,555	2,451	4.2%	5,321	5,028	5.8%
Repairs and maintenance	1,697	1,955	-13.2%	3,197	3,454	-7.4%
Contract services	1,969	1,782	10.5%	3,720	3,434	8.3%
Advertising expenses	485	522	-7.1%	1,020	986	3.4%
Other expenses	491	652	-24.7%	1,154	1,316	-12.3%
Total property operating expenses	19,213	18,774	2.3%	37,651	36,982	1.8%
Net operating income	$28,963	$28,615	1.2%	$58,418	$56,154	4.0%
NOI Margin	60.1%	60.4%	-0.3%	60.8%	60.3%	0.5%
Average Occupancy	93.0%	94.2%	-1.2%	92.8%	93.5%	-0.7%
Average effective monthly rent, per unit	$1,098	$1,056	4.0%	$1,093	$1,047	4.4%
Reconciliation of Same-Store Net Operating Income to Net Income (Loss)
Same-store portfolio net operating income (a)	$28,963	$28,615		$58,418	$56,154
Non same-store net operating income	2,150	2,161		4,114	4,201
Other revenue	181	108		375	183
Property management expenses	(2,077)	(2,062)		(4,233)	(3,875)
General and administrative expenses	(3,574)	(3,538)		(8,950)	(6,645)
Depreciation and amortization	(15,231)	(12,721)		(30,059)	(25,168)
Abandoned deal costs	—	—		(130)	—
Casualty losses	(411)	—		(411)	—
Interest expense	(9,202)	(9,849)		(18,699)	(19,570)
Net gains (losses) on sale of assets	—	12,142		—	12,142
Net income (loss)	$799	$14,856		$425	$17,422

(a)	Same store portfolio for the three and six months ended June 30, 2020 and 2019 included 54 properties containing 14,748 units.

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

Our primary cash requirements are to:

•	make investments to continue our value add initiatives to improve the quality and performance of our properties;
•	repay our indebtedness;
•	fund costs necessary to maintain our properties;
•	pay our operating expenses; and
•

distribute a minimum of 90% of our REIT taxable income (determined without regard to the deduction for dividends paid and excluding net capital gain) and to make investments in a manner that enables us to maintain our qualification as a REIT.

We intend to meet our liquidity requirements primarily through a combination of one or more of the following:

•	the use of our cash and cash equivalents of $11.7 million as of June 30, 2020;
•	existing and future unsecured financing, including advances under our unsecured credit facility, and financing secured directly or indirectly by the apartment properties in our portfolio;
•	cash generated from operating activities;
•	net cash proceeds from property sales, including sales undertaken as part of our capital recycling strategy and other sales; and
•	proceeds from the sales of our common stock and other equity securities, including common stock that we expect to issue in settlement of our forward sale agreement.

Cash Flows

As of June 30, 2020 and 2019, we maintained cash and cash equivalents, and restricted cash of approximately $18.2 million and $18.8 million, respectively. Our cash and cash equivalents were generated from the following activities (dollars in thousands):

	For the Six Months Ended June 30,
	2020	2019
Cash flow from operating activities	$34,339	$36,100
Cash flow from investing activities	(67,688)	(28,152)
Cash flow from financing activities	37,077	(5,153)
Net change in cash and cash equivalents, and restricted cash	3,728	2,795
Cash and cash equivalents, and restricted cash, beginning of period	14,433	16,045
Cash and cash equivalents, and restricted cash, end of the period	$18,161	$18,840

Our cash inflows from operating activities during the six months ended June 30, 2020 and 2019 were primarily driven by ongoing operations of our properties.

Our cash outflows from investing activities during the six months ended June 30, 2020 were primarily due to one property acquisition and capital expenditures. Our cash outflows from investing activities during the six months ended June 30, 2019 were primarily due to one property acquisition and capital expenditures partially offset by one property disposition.

Our cash inflows from financing activities during the six months ended June 30, 2020 were primarily due to $65.5 million of draws on our unsecured credit facility and a $50.0 million settlement on our forward sale agreements, partially offset by the payment of dividends on our common stock and distributions on noncontrolling interests and $39.0 million of repayments on our unsecured credit facility. Our cash outflows from financing activities during the six months ended June 30, 2019 were primarily due to repayments of our unsecured credit facility, payment of dividends on our common stock, and distributions on noncontrolling interests, partially offset by draws on our unsecured credit facility.

Contractual Commitments

Our Annual Report on Form 10-K for the year ended December 31, 2019 filed on February 18, 2020, includes a table of contractual commitments. There were no material changes to these commitments since the filing of our Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements during the six months ended June 30, 2020 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our interests.

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

Our 2019 Annual Report on Form 10-K contains a discussion of qualitative and quantitative market risks. There have been no material changes in quantitative and qualitative market risks during the six months ended June 30, 2020 from the disclosures included in our 2019 Annual Report on Form 10-K.

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

Effective as of June 30, 2020, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation referred to above during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have not been any material changes from the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019, as supplemented by the risk factor in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

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

101

iXBRL (Inline eXtensible Business Reporting Language). The following materials, formatted in iXBRL: (i) Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019, (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2020 and 2019, (iii) Consolidated Statement of Comprehensive Income (Loss) for the three and six months ended June 30, 2020 and 2019, (iv) Consolidated Statements of Changes in Equity for the three and six months ended June 30, 2020 and 2019, (v) Consolidated Statements of Cash Flows for the six months June 30, 2020 and 2019 and (vi) notes to the consolidated financial statements as of June 30, 2020.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Independence Realty Trust, Inc.

Date: July 30, 2020	By:	/s/ Scott f. Schaeffer
Scott F. Schaeffer
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: July 30, 2020	By:	/s/ James J. Sebra
James J. Sebra
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: July 30, 2020	By:	/s/ Jason R. Delozier
Jason R. Delozier
Chief Accounting Officer
(Principal Accounting Officer)