Form 10-Q
period 2020-09-30
INDEPENDENCE REALTY TRUST, INC.
filed 2020-10-29
CIK 1466085

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of October 26, 2020 there were 94,840,052 shares of the Registrant’s common stock issued and outstanding.

INDEPENDENCE REALTY TRUST, INC.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

Independence Realty Trust, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited and dollars in thousands, except share and per share data)

	As of September 30, 2020	As of December 31, 2019
ASSETS:
Investments in real estate:
Investments in real estate, at cost	$1,815,754	$1,796,365
Accumulated depreciation	(194,644)	(158,435)
Investments in real estate, net	1,621,110	1,637,930
Real estate held for sale	49,264	—
Cash and cash equivalents	9,891	9,888
Restricted cash	7,218	4,545
Other assets	12,945	10,380
Derivative assets	—	953
Intangible assets, net of accumulated amortization of 0 and $540, respectively	—	410
Total Assets	$1,700,428	$1,664,106
LIABILITIES AND EQUITY:
Indebtedness, net of unamortized deferred financing costs of $4,571 and $5,606, respectively	$1,004,237	$985,572
Accounts payable and accrued expenses	34,319	25,399
Accrued interest payable	1,888	2,196
Dividends payable	11,449	16,491
Derivative liabilities	33,453	7,769
Other liabilities	6,736	6,922
Total Liabilities	1,092,082	1,044,349
Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized, 0 and 0 shares issued and outstanding, respectively	—	—
Common stock, $0.01 par value; 300,000,000 shares authorized, 94,823,806 and 91,070,637 shares issued and outstanding, including 331,671 and 326,541 unvested restricted common share awards, respectively	948	911
Additional paid-in capital	820,105	765,992
Accumulated other comprehensive income (loss)	(37,688)	(12,099)
Retained earnings (accumulated deficit)	(179,834)	(141,525)
Total stockholders’ equity	603,531	613,279
Noncontrolling interests	4,815	6,478
Total Equity	608,346	619,757
Total Liabilities and Equity	$1,700,428	$1,664,106

The accompanying notes are an integral part of these condensed consolidated financial statements.

Independence Realty Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited and dollars in thousands, except share and per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
REVENUE:
Rental and other property revenue	$54,001	$51,057	$157,244	$151,370
Other revenue	199	242	574	425
Total revenue	54,200	51,299	157,818	151,795
EXPENSES:
Property operating expenses	22,129	20,546	62,840	60,504
Property management expenses	2,078	1,901	6,311	5,776
General and administrative expenses	2,912	3,113	11,862	9,758
Depreciation and amortization expense	15,232	13,434	45,291	38,602
Abandoned deal costs	—	—	130	—
Casualty losses	—	—	411	—
Total expenses	42,351	38,994	126,845	114,640
Interest expense	(8,917)	(9,783)	(27,616)	(29,353)
Gain on sale (loss on impairment) of real estate assets, net	(1,840)	2,390	(1,840)	14,532
Net income:	1,092	4,912	1,517	22,334
Income allocated to noncontrolling interest	(2)	(49)	(10)	(222)
Net income allocable to common shares	$1,090	$4,863	$1,507	$22,112
Earnings per share:
Basic	$0.01	$0.05	0.02	$0.25
Diluted	$0.01	$0.05	0.02	$0.25
Weighted-average shares:
Basic	94,456,987	90,027,540	93,261,757	89,513,834
Diluted	95,222,623	90,691,368	94,099,091	90,234,840

The accompanying notes are an integral part of these condensed consolidated financial statements.

Independence Realty Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited and dollars in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Net income	$1,092	$4,912	$1,517	$22,334
Other comprehensive income (loss):
Change in fair value of interest rate hedges	3,225	(5,633)	(22,170)	(20,583)
Realized (losses) gains on interest rate hedges reclassified to earnings	(1,752)	251	(3,575)	1,277
Total other comprehensive income (loss)	1,473	(5,382)	(25,745)	(19,306)
Comprehensive income (loss) before allocation to noncontrolling interests	2,565	(470)	(24,228)	3,028
Allocation to noncontrolling interests	(64)	5	146	(29)
Comprehensive income (loss)	$2,501	$(465)	$(24,082)	$2,999

The accompanying notes are an integral part of these condensed consolidated financial statements.

Independence Realty Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Equity

(Unaudited and dollars in thousands, except share information)

	Common Shares	Par Value Common Shares	Additional Paid In Capital	Accumulated Other Comprehensive Income (loss)	Retained Earnings (Deficit)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2019	91,070,637	$911	$765,992	$(12,099)	$(141,525)	$613,279	$6,478	$619,757
Net income (loss)	—	—	—	—	(372)	(372)	(2)	(374)
Other comprehensive income (loss)	—	—	—	(23,651)	—	(23,651)	(189)	(23,840)
Stock compensation expense	183,940	2	2,642	—	—	2,644	—	2,644
Issuance of common shares, net	3,406,000	35	49,729	—	—	49,764	—	49,764
Repurchase of shares related to equity award tax withholding	(51,128)	(1)	(1,489)	—	—	(1,490)	—	(1,490)
Conversion of noncontrolling interest to common shares	82,357	—	627	—	—	627	(627)	—
Common dividends declared ($0.18 per share)	—	—	—	—	(17,148)	(17,148)	—	(17,148)
Distribution to noncontrolling interest declared ($0.18 per unit)	—	—	—	—	—	—	(142)	(142)
Balance, March 31, 2020	94,691,806	$947	$817,501	$(35,750)	$(159,045)	$623,653	$5,518	$629,171
Net income	—	—	—	—	789	789	10	799
Other comprehensive income	—	—	—	(3,349)	—	(3,349)	(29)	(3,378)
Stock compensation expense	49,340	—	1,250	—	—	1,250	—	1,250
Issuance of common shares, net	—	—	(32)	—	—	(32)	—	(32)
Common dividends declared ($0.12 per share)	—	—	—	—	(11,329)	(11,329)	—	(11,329)
Distribution to noncontrolling interest declared ($0.12 per unit)	—	—	—		—	—	(95)	(95)
Balance, June 30, 2020	94,741,146	$947	$818,719	$(39,099)	$(169,585)	$610,982	$5,404	$616,386
Net income	—	—	—	—	1,090	1,090	2	1,092
Other comprehensive income	—	—	—	1,411	—	1,411	62	1,473
Stock compensation expense	(4,488)	—	920	—	—	920	—	920
Issuance of common shares, net	—	—	(102)	—	—	(102)	—	(102)
Conversion of noncontrolling interest to common shares	87,148	1	568	—	—	569	(569)	—
Common dividends declared ($0.12 per share)	—	—	—	—	(11,339)	(11,339)	—	(11,339)
Distribution to noncontrolling interest declared ($0.12 per unit)	—	—	—	—	—	—	(84)	(84)
Balance, September 30, 2020	94,823,806	$948	$820,105	$(37,688)	$(179,834)	$603,531	$4,815	$608,346

	Common Shares	Par Value Common Shares	Additional Paid In Capital	Accumulated Other Comprehensive Income (loss)	Retained Earnings (Deficit)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2018	89,184,443	$892	$742,429	$2,016	$(122,342)	$622,995	$7,050	$630,045
Net income	—	—	—	—	2,540	2,540	26	2,566
Other comprehensive income (loss)	—	—	—	(4,324)	—	(4,324)	(44)	(4,368)
Stock compensation expense	189,986	1	633	—	—	634	—	634
Issuance of common shares, net	510,000	5	5,304	—	—	5,309	—	5,309
Repurchase of shares related to equity award tax withholding	(49,636)	—	(635)	—	—	(635)	—	(635)
Common dividends declared ($0.18 per share)	—	—	—	—	(16,318)	(16,318)	—	(16,318)
Distribution to noncontrolling interest declared ($0.18 per unit)	—	—	—	—	—	—	(159)	(159)
Balance, March 31, 2019	89,834,793	$898	$747,731	$(2,308)	$(136,120)	$610,201	$6,873	$617,074
Net income	—	—	—	—	14,709	14,709	147	14,856
Other comprehensive income	—	—	—	(9,461)	—	(9,461)	(95)	(9,556)
Stock compensation expense	32,155	—	1,099	—	—	1,099	—	1,099
Issuance of common shares, net	65,704	1	722	—	—	723	—	723
Repurchase of shares related to equity award tax withholding	(234)	—	—	—	—	—	—	—
Common dividends declared ($0.18 per share)	—	—	—	—	(16,128)	(16,128)	—	(16,128)
Distribution to noncontrolling interest declared ($0.18 per unit)	—	—	—	—	—	—	(159)	(159)
Balance, June 30, 2019	89,932,418	$899	$749,552	$(11,769)	$(137,539)	$601,143	$6,766	$607,909
Net income	—	—	—	—	4,863	4,863	49	4,912
Other comprehensive income	—	—	—	(5,328)	—	(5,328)	(54)	(5,382)
Stock compensation expense	(10,591)	—	704	—	—	704	—	704
Issuance of common shares, net	972,887	10	12,684	—	—	12,694	—	12,694
Repurchase of shares related to equity award tax withholding	(58)	—	(7)	—	—	(7)	—	(7)
Common dividends declared ($0.18 per share)	—	—	—	—	(16,301)	(16,301)	—	(16,301)
Distribution to noncontrolling interest declared ($0.18 per unit)	—	—	—	—	—	—	(159)	(159)
Balance, September 30, 2019	90,894,656	$909	$762,933	$(17,097)	$(148,977)	$597,768	$6,602	$604,370

The accompanying notes are an integral part of these condensed consolidated financial statements.

Independence Realty Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited and dollars in thousands)

	For the Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net income	$1,517	$22,334
Adjustments to reconcile net income to cash flow from operating activities:
Depreciation and amortization	45,291	38,602
Amortization of deferred financing costs	1,085	1,052
Stock compensation expense	4,761	2,400
(Gain on sale) loss on impairment of real estate assets, net	1,840	(14,532)
Casualty losses	411	—
Amortization related to derivative instruments	890	495
Changes in assets and liabilities:
Other assets	(3,226)	460
Accounts payable and accrued expenses	8,289	8,476
Accrued interest payable	(270)	63
Other liabilities	(22)	7
Net cash provided by operating activities	60,566	59,357
Cash flows from investing activities:
Acquisition of real estate properties	(51,447)	(80,079)
Disposition of real estate properties	—	38,731
Capital expenditures	(26,986)	(33,825)
Cash flow used in investing activities	(78,433)	(75,173)
Cash flows from financing activities:
Proceeds from unsecured credit facility and term loans	99,501	161,060
Unsecured credit facility repayments	(44,000)	(110,500)
Mortgage principal repayments	(37,871)	(3,347)
Payments for deferred financing costs	(50)	(1,054)
Proceeds from issuance of common stock	49,630	18,726
Distributions on common stock	(44,808)	(48,443)
Distributions to noncontrolling interests	(369)	(482)
Repurchase of shares related to equity award tax withholding	(1,490)	(642)
Cash flow provided by financing activities	20,543	15,318
Net change in cash and cash equivalents, and restricted cash	2,676	(498)
Cash and cash equivalents, and restricted cash, beginning of period	14,433	16,045
Cash and cash equivalents, and restricted cash, end of the period	$17,109	$15,547
Reconciliation of cash, cash equivalents, and restricted cash to the Consolidated Balance Sheet
Cash and cash equivalents	$9,891	$6,587
Restricted cash	7,218	8,960
Total cash, cash equivalents, and restricted cash, end of period	$17,109	$15,547

The accompanying notes are an integral part of these condensed consolidated financial statements.

Independence Realty Trust, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

As of September 30, 2020

(Unaudited and dollars in thousands, except share and per share data)

NOTE 1: Organization

Independence Realty Trust, Inc. (“IRT”), is a self-administered and self-managed Maryland real estate investment trust (“REIT”) which was formed on March 26, 2009.  Our primary purposes are to acquire, own, operate, improve and manage multifamily apartment communities in non-gateway markets. As of September 30, 2020, we owned and operated 58 multifamily apartment properties, that contain 15,805 units across non-gateway U.S. markets, including Atlanta, Louisville, Memphis, and Raleigh. We own all of our assets and conduct substantially all of our operations through Independence Realty Operating Partnership, LP (“IROP”), of which we are the sole general partner.

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

e. Restricted Cash

Restricted cash consists of escrows of our funds held by lenders to fund certain expenditures, such as real estate taxes and insurance, or to be released at our discretion upon the occurrence of certain pre-specified events.  As of September 30, 2020 and December 31, 2019, we had $7,218 and $4,545, respectively, of restricted cash.

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

The aggregate value of in-place leases is determined by evaluating various factors, including the terms of the leases that are in place and assumed lease-up periods. The value assigned to in-place lease assets is amortized over the assumed lease up period, typically six months. During the nine months ended September 30, 2020, we acquired in-place leases with a value of $221, as part of property acquisitions that are discussed further in Note 3. For the three and nine months ended September 30, 2020, we recorded $73 and $631, respectively, of amortization expense for intangible assets. For the three and nine months ended September 30, 2019, we recorded $308 and $1,159, respectively, of amortization expense for intangible assets. For the three and nine months ended September 30, 2020, we wrote-off fully amortized intangible assets of $221 and $1,171, respectively. For the three and nine months ended September 30, 2019, we wrote-off fully amortized intangible assets of $0 and $1,532, respectively. As of September 30, 2020, the current in-place intangible assets have been fully amortized.

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

Depreciation Expense

Depreciation expense for real estate assets is computed using a straight-line method based on a life of 40 years for buildings and improvements and five to ten years for equipment and fixtures.  For the three and nine months ended September 30, 2020, we recorded $15,159 and $44,660 of depreciation expense, respectively. For the three and nine months ended September 30, 2019, we recorded $13,127 and $37,445 of depreciation expense, respectively.

Occasionally, we incur losses at our communities from wind storms, floods, fires and similar hazards. Sometimes, a portion of these losses are not fully covered by our insurance policies due to deductibles. In these cases, we estimate the carrying value of the damaged property and record a casualty loss for the difference between the estimated carrying value and the insurance proceeds. During the three and nine months ended September 30, 2020, we incurred $0 and $411 of casualty losses, respectively.

g. Revenue and Expenses

Rental and other property revenue

Management accounts for rental income in accordance with FASB ASC Topic 842, “Leases.” We primarily lease apartments units under operating leases generally with terms of one year or less. Rental payments are generally due monthly and rental revenues are recognized on an accrual basis when earned.  We have elected to account for lease (i.e. fixed payments including base rent) and non-lease components (i.e. tenant reimbursements and certain other service fees) as a single combined operating lease component since (1) the timing and pattern of transfer of the lease and non-lease components is the same, (2) the lease component is the predominant element, and (3) the combined single lease component would be classified as an operating lease.

In conjunction with the COVID-19 pandemic, many of our residents were economically impacted and unable to pay their rent in full.  To assist residents who may have been impacted, we offered residents deferred rent payment plans whereby the resident could defer between 25% and 75% of their monthly rent for between one and three months.  Residents were required to provide evidence of financial hardship and commit to a full 12-month lease term, which provided a longer period over which the deferred rent could be repaid.  We accounted for the deferred payment plans as if no change had been made to the original lease agreement and continued to recognize rental income while increasing lease receivables from residents. During the nine months ended September 30, 2020, we entered into 263 deferred payment plans under which residents deferred a total of $479 in rental payments. As of September 30, 2020, deferred rents receivable from residents totaled $295.

We make ongoing estimates of the collectability of our base rents, tenant reimbursements, and other service fees included within rental and other property revenue.  If collectability is not probable, we adjust rental and other property income for the amount of uncollectible revenue. Due to the COVID-19 pandemic some residents have experienced difficulty making rent payments and our rent receivables have increased compared to historical levels.  This caused us to further evaluate collectability and we recorded a $80 and $803 provision for bad debts during the three and nine months ended September 30, 2020, respectively, to appropriately reflect management’s estimate for uncollectible accounts.  The provision for bad debts was recorded as a reduction to rental and other property income in our condensed consolidated statements of operations.

For the three and nine months ended September 30, 2020, we recognized revenues of $32 and $184, respectively, related to recoveries of lost rental revenue due to natural disasters and other insurable events from our insurance providers. For the three and nine months ended September 30, 2019, we recognized revenues of $80 and $103, respectively, related to recoveries of lost rental revenue due to natural disasters and other insurable events from our insurance providers.

Advertising Expenses

For the three and nine months ended September 30, 2020, we incurred $667 and $1,827 of advertising expenses, respectively. For the three and nine months ended September 30, 2019, we incurred $612 and $1,763 of advertising expenses, respectively.

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

FASB ASC Topic 825, “Financial Instruments” requires disclosure of the fair value of financial instruments for which it is practicable to estimate that value. Given that cash and cash equivalents and restricted cash are short term in nature with limited fair value volatility, the carrying amount is deemed to be a reasonable approximation of fair value and the fair value input is classified as a Level 1 fair value measurement. The fair value input for the derivatives is classified as a Level 2 fair value measurement within the fair value hierarchy. The fair value inputs for our unsecured credit facility and term loans are classified as Level 2 fair value measurements within the fair value hierarchy. The fair value of mortgage indebtedness is based on a discounted cash flows valuation technique. As this technique utilizes current credit spreads, which are generally unobservable, this is classified as a Level 3 fair value measurement within the fair value hierarchy.  We determine appropriate credit spreads based on the type of debt and its maturity. There were no transfers between levels in the fair value hierarchy for the nine months ended September 30, 2020. The following table summarizes the carrying amount and the fair value of our financial instruments as of the periods indicated:

	As of September 30, 2020		As of December 31, 2019
Financial Instrument	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Cash and cash equivalents	$9,891	$9,891	$9,888	$9,888
Restricted cash	7,218	7,218	4,545	4,545
Derivative assets	—	—	953	953

Liabilities
Debt:
Unsecured credit facility	239,938	241,803	183,966	186,302
Term loans	298,673	300,000	298,418	300,000
Mortgages	465,626	484,096	503,188	505,510
Derivative liabilities	33,453	33,453	7,769	7,769

j. Deferred Financing Costs

Costs incurred in connection with debt financing are deferred and classified within indebtedness and charged to interest expense over the terms of the related debt agreements, under the effective interest method.

k. Office Leases

In accordance with FASB ASC Topic 842, “Leases”, lessees are required to recognize a right-of-use asset and a lease liability on the balance sheet at the lease commencement date for all leases, except those leases with terms of less than a year.  We lease corporate office space under leases with terms of up to 10 years and that may include extension options, but that do not include any residual value guarantees or restrictive covenants. As of September 30, 2020, we have $2,573 of operating lease right-of-use assets and $2,930 of operating lease liabilities related to our corporate office leases. The operating lease right-of-use assets are presented within other assets and the operating lease liabilities are presented within other liabilities in our consolidated balance sheet. We recorded $158 and $454 of total operating lease expense during the three and nine months ended September 30, 2020, which is recorded within property management expense and general and administrative expenses in our condensed consolidated statements of operations.

l. Income Taxes

We have elected to be taxed as a REIT beginning with the taxable year ended December 31, 2011.  Accordingly, we recorded no income tax expense for the three and nine months ended September 30, 2020 and 2019.

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

NOTE 3: Investments in Real Estate

As of September 30, 2020, our investments in real estate consisted of 58 apartment properties that contain 15,805 units.  The following table summarizes our investments in real estate:

	As of September 30, 2020	As of December 31, 2019	Depreciable Lives (In years)
Land	$236,428	$234,050	—
Building	1,450,823	1,453,052	40
Furniture, fixtures and equipment	128,505	109,263	5-10
Total investment in real estate	$1,815,756	$1,796,365
Accumulated depreciation	(194,646)	(158,435)
Investments in real estate, net	$1,621,110	$1,637,930

During the three months ended September 30, 2020, we committed to a plan to sell three properties that have been classified as held for sale as of September 30, 2020.  Our plan to sell our 264-unit property in Baton Rouge, LA resulted in management concluding that the carrying value of that property was not recoverable.  Based on the expected sale price, we recorded a $1,840 impairment charge during the three months ended September 30, 2020.  We expect the sale of this property and the other two held for sale properties to close during the fourth quarter 2020.  The table below summaries our held for sale properties.

Property Name	Location	Units	Net Carrying Value
Lakeshore on the Hill	Chattanooga, TN	123	$10,613
Trails at Signal Mountain	Chattanooga, TN	172	13,487
Live Oak Trace	Baton Rouge, LA	264	25,164
Total		559	$49,264

Acquisitions

In February 2020, we acquired a 251-unit property located in McKinney, TX for $51,204.

The following table summarizes the aggregate relative fair value of the assets and liabilities associated with the properties acquired during the nine-month period ended September 30, 2020, on the date of acquisition, accounted for under FASB ASC Topic 805-50-15-3.

Description	Fair Value of Assets Acquired During The Nine Months Ended September 30, 2020
Assets acquired:
Investments in real estate (a)	$51,052
Other assets	35
Intangible assets	221
Total assets acquired	$51,308
Liabilities assumed:
Accounts payable and accrued expenses	$126
Other liabilities	83
Total liabilities assumed	209
Estimated fair value of net assets acquired	$51,099
(a)	Includes $69 of property related acquisition costs capitalized during the nine months ended September 30, 2020.

Dispositions

In October 2020, we sold a 172-unit property located in Chattanooga, TN for $20,000.

NOTE 4: Indebtedness

The following tables contain summary information concerning our indebtedness as of September 30, 2020:

Debt:	Outstanding Principal	Unamortized Debt Issuance Costs	Carrying Amount	Type	Weighted Average Rate	Weighted Average Maturity (in years)
Unsecured credit facility (1)	$241,803	$(1,865)	$239,938	Floating	1.6%	2.6
Unsecured term loans	300,000	(1,327)	298,673	Floating	1.5%	3.6
Mortgages	467,005	(1,379)	465,626	Fixed	3.9%	3.4
Total Debt	$1,008,808	$(4,571)	$1,004,237		2.6%	3.3
(1)	The unsecured credit facility total capacity is $350,000, of which $241,803 was outstanding as of September 30, 2020.

On July 9, 2020, we drew down on our unsecured credit facility to extinguish a property mortgage and make partial paydowns totaling $32,117. The property mortgages had a weighted-average rate of 3.9% compared to the 1.6% interest rate on our unsecured credit facility as of June 30, 2020.

As of September 30, 2020, we were in compliance with all financial covenants contained in the documents governing our indebtedness.

	Scheduled maturities on or before December 31,
Debt:	2020	2021	2022	2023	2024	Thereafter
Unsecured credit facility	$—	$—	$—	$241,803	$—	$—
Unsecured term loans	—	—	—	—	300,000	—
Mortgages	1,879	48,484	66,651	107,483	58,033	184,475
Total	$1,879	$48,484	$66,651	$349,286	$358,033	$184,475

The following table contains summary information concerning our indebtedness as of December 31, 2019:

Debt:	Outstanding Principal	Unamortized Debt Issuance Costs	Carrying Amount	Type	Weighted Average Rate	Weighted Average Maturity (in years)
Unsecured credit facility (1)	$186,302	$(2,336)	$183,966	Floating	3.2%	3.4
Unsecured term loans	300,000	(1,582)	298,418	Floating	3.1%	4.3
Mortgages	504,876	(1,688)	503,188	Fixed	3.9%	4.0
Total Debt	$991,178	$(5,606)	$985,572		3.5%	4.0
(1)	The unsecured credit facility total capacity was $350,000, of which $186,302 was outstanding as of December 31, 2019.

NOTE 5: Derivative Financial Instruments

The following table summarizes the aggregate notional amounts and estimated net fair values of our derivative instruments as of September 30, 2020 and December 31, 2019:

	As of September 30, 2020			As of December 31, 2019
	Notional	Fair Value of Assets	Fair Value of Liabilities	Notional	Fair Value of Assets	Fair Value of Liabilities
Cash flow hedges:
Interest rate swap	$150,000	$—	1,056	$150,000	$953	$—
Interest rate collars	250,000	—	14,701	250,000	—	4,330
Forward interest rate swaps	—	—	17,696	—	—	3,439
Total	$400,000	$—	33,453	$400,000	$953	$7,769

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

For our interest rate swap and collars that are considered highly effective hedges, we reclassified realized losses of $1,440 and $2,684 to earnings within interest expense for the three and nine months ended September 30, 2020, respectively, and we expect $7,474 to be reclassified out of accumulated other comprehensive income to earnings over the next 12 months.

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

On September 15, 2020, our board of directors declared a dividend of $0.12 per share on our common stock, which was paid on October 23, 2020 to common stockholders of record as of October 2, 2020.

During the three and nine months ended September 30, 2020, we also paid $0 and $161, respectively, of dividends on restricted common share awards that vested during the period.

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

In connection with the offering, we also entered into two forward sale agreements. The first forward sale agreement (the “Initial Forward Sale Agreement”), dated February 20, 2020, with the Forward Seller and Forward Counterparty, and the second forward sale agreement (the “Additional Forward Sale Agreement”, together with the Initial Forward Sale Agreement, the “Forward Sale Agreements”), dated February 20, 2020, with the Forward Seller and the Forward Counterparty. In connection with the Forward Sale Agreements, the Forward Seller or its affiliate borrowed from third parties and sold to the Underwriters an aggregate of 10,350,000 shares of common stock that was sold in the offering. On March 31, 2020, we physically settled $50,000 under the Forward Sale Agreements by issuing 3,406,000 shares. As of September 30, 2020, 6,944,000 shares remain to be settled under the Forward Sale Agreements, which if physically settled would provide additional proceeds to us of $98,845 based on the forward price as of October 22, 2020. We expect to physically settle the balance of the Forward Sale Agreements and receive proceeds from the sale of those shares upon one or more such physical settlements within approximately twelve months from the date of the prospectus, earlier than February 24, 2021, the scheduled maturity date of the Forward Sale Agreements. Although we expect to settle the Forward Sale Agreements entirely by the physical delivery of shares of common stock for cash proceeds, we may also elect to cash or net share settle all or a portion of our obligations under the Forward Sale Agreements, in which case, we may receive or owe cash or shares of common stock from or to the Forward Seller. The Forward Sale Agreements provide for an initial forward sale price of $14.688 per share, subject to certain adjustments pursuant to the terms of each of the Forward Sale Agreements. The Forward Sale Agreements are subject to early termination or settlement under certain circumstances.

We evaluated the accounting for the Forward Sale Agreements under FASB ASC Topic 480 “Distinguishing Liabilities from Equity” and FASB ASC Topic 815 “Derivatives and Hedging”.  As the Forward Sale Agreements are considered indexed to our own equity and since they meet the equity classification conditions in ASC 815-40-25, the Forward Sale Agreements have been classified as equity.

Noncontrolling Interest

During the three and nine months ended September 30, 2020, holders of IROP units exchanged 87,148 units for 87,148 shares and 169,505 units for 169,505 shares of our common stock. As of September 30, 2020, 701,986 IROP units held by unaffiliated third parties remain outstanding.

On March 16, 2020, our board of directors declared a dividend of $0.18 per unit, which was paid on April 24, 2020 to IROP LP unitholders of record as of April 2, 2020.

On June 15, 2020, our board of directors declared a dividend of $0.12 per unit, which was paid on July 24, 2020 to IROP LP unitholders of record as of July 2, 2020.

On September 15, 2020, our board of directors declared a dividend of $0.12 per unit, which was paid on October 23, 2020 to IROP LP unit holders of record as of October 2, 2020.

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

On January 2, 2020, our community-level employees were awarded an aggregate of 71,604 restricted stock awards, valued at $13.86 per share, or $993 in the aggregate. These restricted stock awards vest over a two-year period. On February 4, 2020, our compensation committee awarded, to our non-executive corporate employees, 62,483 restricted stock awards, valued at $14.88 per share, or $930 in the aggregate.  These restricted stock awards vest over a three-year period. On March 2, 2020, our compensation committee awarded, to our named executive officers, 67,381 RSUs and 202,145 PSUs. The RSUs vest over a four-year period and were valued at $13.87 per share, or $935 in the aggregate. The number of PSUs earned will be based on attainment of certain performance criteria over a three-year period, with the actual number of shares issuable ranging between 0 and 150% of the number of PSUs granted. Half of any PSUs earned will vest, and shares will be issued in respect thereof, immediately following the end of the three-year performance period; the remaining half of any PSUs earned will vest, and shares will be issued in respect thereof, after an additional one-year period of service. The aggregate grant date fair value of the PSUs was $2,379.

During the three months ended March 31, 2020, a portion of the RSUs and PSUs granted were issued to employees who are retirement eligible. While the terms of the awards still provide for three-to-four years of time vesting, the fact that the grantees are retirement eligible results in immediate recognition of the associated stock-based compensation expense totaling $1,667.

On April 1, 2020, our community-level employees were awarded an aggregate of 17,804 restricted stock awards, valued at $8.05 per share, or $144 in the aggregate. These restricted stock awards vest over a two-year period. On May 13, 2020, our compensation committee awarded to our non-employee directors an aggregate of 39,685 shares of our common stock, valued at $9.00 per share, or $357 in the aggregate. These awards vested immediately.

On July 1, 2020, our community-level employees were awarded an aggregate of 5,905 restricted awards, valued at $11.56 per share, or $68 in the aggregate. These restricted stock awards vest over a two-year period.

NOTE 8: Earnings Per Share

The following table presents a reconciliation of basic and diluted earnings (loss) per share for the three and nine months ended September 30, 2020 and 2019:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Net income	$1,092	$4,912	$1,517	$22,334
Income allocated to noncontrolling interest	(2)	(49)	(10)	(222)
Net income allocable to common shares	1,090	4,863	1,507	22,112
Weighted-average shares outstanding—Basic	94,456,987	90,027,540	93,261,757	89,513,834
Weighted-average shares outstanding—Diluted	95,222,623	90,691,368	94,099,091	90,234,840
Earnings per share—Basic	$0.01	$0.05	$0.02	$0.25
Earnings per share—Diluted	$0.01	$0.05	$0.02	$0.25

Certain IROP units, unvested shares, and shares deliverable under the Forward Sale Agreements were excluded from the earnings (loss) per share computation because their effect would have been anti-dilutive, totaling 7,653,516 and 7,645,986 for the three and nine months ended September 30, 2020, respectively, and 881,107 and 881,107 for the three and nine months ended September 30, 2019, respectively.

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

Factors that might cause actual results to differ materially from our expectations, many of which may be more likely to impact us as a result of the ongoing COVID-19 pandemic, are set forth in the “Risk Factors” sections of our Annual Report on Form 10-K for the year ended December 31, 2019 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, and in other of our public filings with the SEC, among others, and could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements. We caution you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this form 10-Q and in our other public filings with the SEC. Except to the extent required by applicable law or regulation, we undertake no obligation to update these forward-looking statements to reflect events or circumstances after the date of this filing or to reflect the occurrence of unanticipated events.

Overview

Our Company

We are a self-administered and self-managed Maryland real estate investment trust (“REIT”), that acquires, owns, operates, improves and manages multifamily apartment communities across non-gateway U.S. markets.  As of September 30, 2020, we owned and operated 58 multifamily apartment properties that contain 15,805 units. Our properties are located in Georgia, North Carolina, Tennessee, Kentucky, Ohio, Oklahoma, Indiana, Texas, Florida, South Carolina, Missouri, Louisiana, and Alabama. We do not have any foreign operations and our business is not seasonal. Our executive offices are located at 1835 Market Street, Suite 2601, Philadelphia, PA 19103 and our telephone number is (267) 270-4800. We have offices in Philadelphia, Pennsylvania and Chicago, Illinois.

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

Property Portfolio

As of September 30, 2020, we owned 58 multifamily apartment properties, totaling 15,805 units.  Below is a summary of our property portfolio by market.

(Dollars in thousands, except per unit data)	As of September 30, 2020				For the Three Months Ended September 30, 2020
Market	Number of Properties	Units	Gross Real Estate Assets	Period End Occupancy	Average Effective Monthly Rent per Unit	Net Operating Income	% of NOI
Atlanta, GA	6	2,020	$259,584	95.9%	$1,216	$4,784	15.2%
Raleigh - Durham, NC	6	1,690	245,106	94.5%	1,191	3,924	12.4%
Memphis, TN	4	1,383	148,507	95.4%	1,165	2,999	9.5%
Louisville, KY	6	1,710	200,646	88.6%	1,017	2,766	8.8%
Columbus, OH	6	1,547	155,847	93.7%	1,057	2,598	8.2%
Tampa-St. Petersburg, FL	4	1,104	180,224	93.9%	1,294	2,543	8.1%
Dallas, TX	4	985	140,113	95.6%	1,300	2,106	6.7%
Oklahoma City, OK	5	1,658	79,087	95.9%	696	1,994	6.3%
Indianapolis, IN	4	916	91,655	94.9%	1,054	1,621	5.1%
Myrtle Beach, SC - Wilmington, NC	3	628	64,441	95.3%	1,046	1,339	4.2%
Charleston, SC	2	518	80,157	95.0%	1,299	1,159	3.7%
Orlando, FL	1	297	49,038	95.1%	1,457	720	2.3%
Charlotte, NC	1	208	42,254	94.3%	1,458	615	1.9%
Asheville, NC	1	252	28,876	96.0%	1,140	602	1.9%
Chattanooga, TN	2	295	27,654	98.7%	1,003	487	1.5%
St. Louis, MO	1	152	33,652	95.8%	1,480	452	1.4%
Baton Rouge, LA	1	264	27,231	93.2%	913	424	1.3%
Huntsville, AL	1	178	16,560	98.4%	1,062	421	1.3%
Total/Weighted Average	58	15,805	$1,870,632	94.4%	$1,113	$31,554	100.0%

As of September 30, 2020, our same-store portfolio consisted of 51 multifamily apartment properties, totaling 14,189 units.  See “Non-GAAP Financial Measures – Same Store Portfolio Net Operating Income” below for our definition of same store and definitions and reconciliations related to our net operating income.

COVID-19 Pandemic

During the nine months ended September 30, 2020, the outbreak of COVID-19 has disrupted businesses and has slowed economic activity. We have been impacted by the COVID-19 pandemic and, in response, have made operational and policy changes to: (1) comply with governmental mandates on a jurisdiction by jurisdiction basis; (2) protect our employees, residents, and prospective residents; and (3) minimize the financial impact to us. The extent to which COVID-19 impacts our business, operations and financial results will depend on numerous evolving factors, many of which are not within management’s control, and that we are unable to predict at this time, including but not limited to: (1) the duration and scope of the pandemic; (2) the pandemic’s impact on current and future economic activity; and (3) the actions of governments, businesses and individuals in response to the COVID-19 pandemic.

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

Despite the impact the COVID-19 pandemic has had on our business, we have been able to increase occupancy to a total weighted average of 94.4% as of September 30, 2020 and have experienced steady rent collections through September 30, 2020.  In addition, we have supported residents impacted by COVID-19 by entering into 263 deferred payment plans under which residents deferred $0.5 million of rent payments during the nine months ended September 30, 2020.

Capital Recycling

Our capital recycling program consists of disposing of assets in markets where we lack scale and/or markets where management believes that growth is slowing.

In February 2020, we purchased a 251-unit located in McKinney, TX for $51.2 million. This acquisition was a part of our previously announced 2019 capital recycling program.

In April 2020, we allowed a previously announced non-binding letter of intent related to the acquisition of three Class A communities in Atlanta, GA to expire, without realizing any financial penalty. This decision provided us with greater financial flexibility given the uncertainties surrounding the COVID-19 pandemic.

During the three months ended September 30, 2020, we resumed our capital recycling strategy by classifying three properties as held for sale. On October 27, 2020, we sold a 172-unit property in Chattanooga, TN for $20.0 million. We have entered into separate agreements to sell a 123-unit property in Chattanooga, TN for $14.3 million and a 264-unit property in Baton Rouge, LA for 25.4 million. We expect each of these sales to be consummated in November 2020.

In early November 2020, we expect to close on a 421-unit property in Huntsville, AL for $95.0 million. This acquisition also includes a contiguous land parcel approved for up to 337 additional units. We expect to close this acquisition using proceeds from the dispositions mentioned above, the availability under our line of credit, and a portion of the remaining availability from our February 2020 Forward Equity commitment.

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

  In connection with the offering, we also entered into two forward sale agreements (collectively, the “Forward Sale Agreements”) with the Forward Seller and the Forward Counterparty. In connection with the Forward Sale Agreements, the Forward Seller or its affiliate borrowed from third parties and sold to the Underwriters an aggregate of 10.4 million shares of common stock that was sold in the offering. On March 31, 2020, we settled $50 million under the Forward Sale Agreements by issuing 3.4 million shares. As of September 30, 2020, 6.9 million shares remain to be settled under the Forward Sale Agreements, which if physically settled would provide additional proceeds to us of $98.8 million based on the forward price as of October 22, 2020. The offering and Forward Sale Agreements provide us with further financial resources and flexibility considering the ongoing COVID-19 pandemic. We expect to physically settle the Forward Sale Agreements and receive proceeds from the sale of those shares upon one or more such physical settlements within approximately twelve months from the date of the prospectus, earlier than February 24, 2021, the scheduled maturity date of the Forward Sale Agreements. Although we expect to settle the Forward Sale Agreements entirely by the physical delivery of shares of common stock for cash proceeds, we may also elect to cash or net share settle all or a portion of our obligations under the Forward Sale Agreements, in which case, we may receive or owe cash or shares of common stock from or to the Forward Seller. The Forward Sale Agreements provide for an initial forward sale price of $14.688 per share, subject to certain adjustments pursuant to the terms of each of the Forward Sale Agreements. The Forward Sale Agreements are subject to early termination or settlement under certain circumstances.

Value Add

Value add initiatives, comprised of renovations and upgrades at selected communities to drive increased rental rates, remain a core component of our longer-term growth strategy. We have identified 7,076 units across 23 properties for renovations and upgrades as part of this initiative. As of September 30, 2020, we had completed renovations and upgrades at 3,489 of the 7,076 units. Given the COVID-19 pandemic, we are actively monitoring the markets where these value add renovations are occurring and have delayed renovations where warranted.

Results of Operations

Three Months Ended September 30, 2020 compared to the Three Months Ended September 30, 2019

	SAME STORE PROPERTIES				NON SAME STORE PROPERTIES				CONSOLIDATED
(Dollars in thousands)	Three Months Ended September 30,				Three Months Ended September 30,				Three Months Ended September 30,
	2020	2019	Increase (Decrease)	% Change	2020	2019	Increase (Decrease)	% Change	2020	2019	Increase (Decrease)	% Change
Property Data:
Number of properties	51	51			7	6	1	16.7%	58	57	1	1.8%
Number of units	14,189	14,189			1,616	1,347	269	20.0%	15,805	15,536	269	1.7%
Average occupancy	94.0%	93.6%	0.4%	n/a	95.3%	92.5%	2.8%	n/a	94.1%	93.5%	0.6%	n/a
Average effective monthly rent, per unit	1,106	1,082	24	2.2%	1,167	1,110	57	5.2%	1,113	1,084	28	2.6%
Revenue:
Rental and other property revenue	$47,881	$46,493	$1,388	3.0%	$6,120	$4,564	$1,556	34.1%	$54,001	$51,057	$2,944	5.8%
Expenses:
Property operating expenses	19,710	18,459	1,251	6.8%	2,419	2,087	332	15.9%	22,129	20,546	1,583	7.7%
Net Operating Income	$28,171	$28,034	$137	0.5%	$3,701	$2,477	$1,224	49.4%	$31,872	$30,511	$1,361	4.5%

Other Revenue:
Other revenue									$199	$242	$(43)	-17.8%
Corporate and other expenses:
Property management expenses									2,078	1,901	177	9.3%
General and administrative expenses									2,912	3,113	(201)	-6.5%
Depreciation and amortization expense									15,232	13,434	1,798	13.4%
Total corporate and other expenses									20,222	18,448	1,774	9.6%
Interest expense									(8,917)	(9,783)	866	8.9%
Gain on sale (loss on impairment) of real estate assets, net									(1,840)	2,390	(4,230)	-177.0%
Net income									1,092	4,912	(3,820)	-77.8%
Income allocated to noncontrolling interests									(2)	(49)	47	95.9%
Net income available to common shares									$1,090	$4,863	$(3,773)	-77.6%

Revenue

Rental and other property revenue. Revenue from rental and other property revenue of the consolidated portfolio increased $2.9 million to $54.0 million for the three months ended September 30, 2020 from $51.1 million for the three months ended September 30, 2019. The increase was primarily attributable to a $1.4 million increase in same store rental and other property revenue driven by a 2.2% increase in average effective monthly rents and a 40 basis point increase in average occupancy compared to the prior year period. In addition, there was a $1.6 million increase in non-same store rental and other property revenue primarily driven by our recent property acquisitions having a higher average effective rent per unit and therefore, generating more revenue than recent property dispositions, an increase in the number of units in our non-same store portfolio, and an increase in average occupancy for our non-same store portfolio compared to the prior year period.

Expenses

Property operating expenses. Property operating expenses increased $1.6 million to $22.1 million for the three months ended September 30, 2020 from $20.5 million for the three months ended September 30, 2019. The increase was primarily due to a $1.3 million increase in same store property operating expenses, primarily related to an increase in real estate taxes, insurance, utilities, contract services, and personnel costs during the three months ended September 30, 2020 and a $0.3 million increase in the non same store property operating expenses compared to the prior year.

Property management expenses. Property management expenses increased $0.2 million to $2.1 million for the three months ended September 30, 2020 from $1.9 million for the three months ended September 30, 2019. This increase was primarily related to an increase in stock based compensation.

General and administrative expenses. General and administrative expenses decreased $0.2 million to $2.9 million for the three months ended September 30, 2020 from $3.1 million for the three months ended September 30, 2019. This decrease was primarily due to a decrease in compensation expense and travel expense compared to the prior year period.

Depreciation and amortization expense. Depreciation and amortization expense increased $1.8 million to $15.2 million for the three months ended September 30, 2020 from $13.4 million for the three months ended September 30, 2019. The increase was primarily attributable to a $1.3 million increase in depreciation expense at our value add properties for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 and $0.6 million in depreciation expense for properties acquired since September 30, 2019.

Interest expense. Interest expense decreased $0.9 million to $8.9 million for the three months ended September 30, 2020 from $9.8 million for the three months ended September 30, 2019. The decrease was primarily due to lower interest rates during the three months ended September 30, 2020 compared to the three months ended September 30, 2019.

Gain on sale (loss on impairment) of real estate assets, net. During the three months ended September 30, 2020, we recorded a $1.8 million impairment charge due to the expected sale of our Baton Rouge, LA property. During the three months ended September 30, 2019, we recorded a $2.4 million gain due to the sale of two properties in Little Rock, AR.

Nine Months Ended September 30, 2020 compared to the Nine Months Ended September 30, 2019

	SAME STORE PROPERTIES				NON SAME STORE PROPERTIES				CONSOLIDATED
(Dollars in thousands)	For the Nine Months Ended September 30,				For the Nine Months Ended September 30,				For the Nine Months Ended September 30,
	2020	2019	Increase (Decrease)	% Change	2020	2019	Increase (Decrease)	% Change	2020	2019	Increase (Decrease)	% Change
Property Data:
Number of properties	51	51			7	6	1	16.7%	58	57	1	1.8%
Number of units	14,189	14,189			1,616	1,347	269	20.0%	15,805	15,536	269	1.7%
Average occupancy	93.3%	93.7%	-0.4%	n/a	92.6%	92.2%	0.4%	n/a	93.2%	93.6%	-0.4%	n/a
Average effective monthly rent, per unit	1,101	1,061	40	3.7%	1,157	1,061	97	9.1%	1,110	1,061	49	4.6%
Revenue:
Rental and other property revenue	$140,823	$136,710	$4,113	3.0%	$16,421	$14,660	$1,761	12.0%	$157,244	$151,370	$5,874	3.9%
Expenses:
Property operating expenses	55,980	54,025	1,955	3.6%	6,860	6,479	381	5.9%	62,840	60,504	2,336	3.9%
Net Operating Income	$84,843	$82,685	$2,158	2.6%	$9,561	$8,181	$1,380	16.9%	$94,404	$90,866	$3,538	3.9%

Other Revenue:
Other revenue									$574	$425	$149	35.1%
Corporate and other expenses:
Property management expenses									6,311	5,776	535	9.3%
General and administrative expenses									11,862	9,758	2,104	21.6%
Depreciation and amortization expense									45,291	38,602	6,689	17.3%
Abandoned deal costs									130	-	130	nm
Casualty losses									411	-	411	nm
Total corporate and other expenses									64,005	54,136	9,869	18.2%
Interest expense									(27,616)	(29,353)	1,737	5.9%
Gain on sale (loss on impairment) of real estate assets, net									(1,840)	14,532	(16,372)	-112.7%
Net income									1,517	22,334	(20,817)	-93.2%
Income allocated to noncontrolling interests									(10)	(222)	212	95.5%
Net income available to common shares									$1,507	$22,112	$(20,605)	-93.2%

Revenue

Rental and other property revenue. Revenue from rental and other property revenue of the consolidated portfolio increased $5.8 million to $157.2 million for the nine months ended September 30, 2020 from $151.4 million for the nine months ended September 30, 2019. The increase was primarily attributable to a $4.1 million increase in same store rental and other property revenue driven by a 3.7% increase in average effective monthly rents compared to the prior year period. This was partially offset by $0.8 million increase in bad debt compared to the prior year primarily due to a provision for bad debt recorded in the nine months ended September 30, 2020. In addition, there was a $1.7 million increase in non-same store rental and other property revenue primarily driven by our recent property acquisitions having a higher average effective rent per unit and therefore, generating more revenue than recent property dispositions and an increase in the number of units in our non-same store portfolio.

Expenses

Property operating expenses. Property operating expenses increased $2.3 million to $62.8 million for the nine months ended September 30, 2020 from $60.5 million for the nine months ended September 30, 2019. The increase was primarily due to a $2.0 million increase in the same store property operating expenses, primarily related to an increase in real estate taxes, insurance, utilities, contract services, and personnel costs during the nine months ended September 30, 2020. This increase was partially offset by lower repairs and maintenance costs during the nine months ended September 30, 2020.

Property management expenses. Property management expenses increased $0.5 million to $6.3 million for the nine months ended September 30, 2020 from $5.8 million for the nine months ended September 30, 2019. This increase was primarily due to an increase in personnel costs as the size of our property management team has grown to support our management platform.

General and administrative expenses. General and administrative expenses increased $2.1 million to $11.9 million for the nine months ended September 30, 2020 from $9.8 million for the nine months ended September 30, 2019. This increase was primarily due to $1.7 million in stock based compensation recognized during the nine months ended September 30, 2020 related to performance share units and restricted stock units granted to employees who are retirement eligible.

Depreciation and amortization expense. Depreciation and amortization expense increased $6.7 million to $45.3 million for the nine months ended September 30, 2020 from $38.6 million for the nine months ended September 30, 2019. The increase was primarily attributable to a $4.2 million increase in depreciation expense at our value add properties for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 and $1.9 million in depreciation expense for properties acquired since September 30, 2019.

Interest expense. Interest expense decreased $1.8 million to $27.6 million for the nine months ended September 30, 2020 from $29.4 million for the nine months ended September 30, 2019. The decrease was primarily due to lower interest rates during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019.

Gain on sale (loss on impairment) of real estate assets, net. During the nine months ended September 30, 2020, we recorded a $1.8 million impairment charge due to the expected sale of our Baton Rouge, LA property. During the nine months ended September 30, 2019, we recorded a $14.5 million gain due to the sale of two properties in Little Rock, AR and one property in Chicago, IL.

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

Set forth below is a reconciliation of net income (loss) to FFO and CFFO for the three and nine months ended September 30, 2020 and 2019 (in thousands, except share and per share information):

	For the Three Months Ended September 30, 2020		For the Three Months Ended September 30, 2019
	Amount	Per Share (1)	Amount	Per Share (2)
Funds From Operations (FFO):
Net income (loss)	$1,092	$0.01	$4,912	$0.05
Adjustments:
Real estate depreciation and amortization	15,155	0.16	13,313	0.15
Net loss on impairment (gain on sale) of real estate assets excluding debt extinguishment costs	1,840	0.02	(5,594)	(0.06)
FFO	$18,087	$0.19	$12,631	$0.14
Core Funds From Operations (CFFO):
FFO	$18,087	$0.19	$12,631	$0.14
Adjustments:
Stock compensation expense	901	0.01	692	0.01
Amortization of deferred financing costs	362	—	351	—
Other depreciation and amortization	77	—	121	—
Defeasance costs included in net gains (losses) on sale of assets	—	—	3,204	0.04
CFFO	$19,427	$0.20	$16,999	$0.19

	For the Nine Months Ended September 30, 2020		For the Nine Months Ended September 30, 2019
	Amount	Per Share (1)	Amount	Per Share (2)
Funds From Operations (FFO):
Net income (loss)	$1,517	$0.02	$22,334	$0.25
Adjustments:
Real estate depreciation and amortization	45,036	0.48	38,306	0.42
Net loss on impairment (gain on sale) of real estate assets excluding debt extinguishment costs	1,840	0.01	(19,765)	(0.22)
FFO	$48,393	$0.51	$40,875	$0.45
Core Funds From Operations (CFFO):
FFO	$48,393	$0.51	$40,875	$0.45
Adjustments:
Stock compensation expense	4,761	0.07	2,400	0.03
Amortization of deferred financing costs	1,085	0.01	1,052	0.01
Other depreciation and amortization	255	—	296	—
Abandoned deal costs	130	—	—	—
Casualty losses	411	—	—	—
Defeasance costs included in net gains (losses) on sale of assets	—	—	5,233	0.06
CFFO	$55,035	$0.59	$49,856	$0.55

(1)	Based on 95,227,176 and 94,061,963 weighted-average shares and units outstanding for the three and nine months ended September 30, 2020, respectively.
(2)	Based on 90,908,646 and 90,394,941 weighted-average shares and units outstanding for the three and nine months ended September 30, 2019, respectively.

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

Set forth below is a reconciliation of same store net operating income to net income (loss) available to common shares for the three and nine months ended September 30, 2020 and 2019 (in thousands, except per unit data):

	Three Months Ended September 30, (a)			Nine Months Ended September 30, (a)
	2020	2019	% change	2020	2019	% change
Revenue:
Rental and other property revenue	$47,881	$46,493	3.0%	$140,823	$136,710	3.0%
Property Operating Expenses
Real estate taxes	6,053	5,768	4.9%	17,866	17,440	2.4%
Property insurance	1,097	933	17.6%	3,001	2,743	9.4%
Personnel expenses	4,753	4,509	5.4%	13,410	12,949	3.6%
Utilities	2,789	2,537	9.9%	7,897	7,361	7.3%
Repairs and maintenance	2,031	1,889	7.5%	5,090	5,154	-1.2%
Contract services	1,911	1,695	12.7%	5,553	5,051	9.9%
Advertising expenses	554	499	11.0%	1,523	1,433	6.3%
Other expenses	522	629	-17.0%	1,640	1,894	-13.4%
Total property operating expenses	19,710	18,459	6.8%	55,980	54,025	3.6%
Net operating income	$28,171	$28,034	0.5%	$84,843	$82,685	2.6%
NOI Margin	58.8%	60.3%	-1.5%	60.2%	60.5%	-0.2%
Average Occupancy	94.0%	93.6%	0.4%	93.3%	93.7%	-0.4%
Average effective monthly rent, per unit	$1,106	$1,082	2.2%	$1,101	$1,061	3.7%
Reconciliation of Same-Store Net Operating Income to Net Income (Loss)
Same-store portfolio net operating income (a)	$28,171	$28,034		$84,843	$82,685
Non same-store net operating income	3,701	2,477		9,561	8,181
Other revenue	199	242		574	425
Property management expenses	(2,078)	(1,901)		(6,311)	(5,776)
General and administrative expenses	(2,912)	(3,113)		(11,862)	(9,758)
Depreciation and amortization	(15,232)	(13,434)		(45,291)	(38,602)
Abandoned deal costs	—	—		(130)	—
Casualty losses	—	—		(411)	—
Interest expense	(8,917)	(9,783)		(27,616)	(29,353)
Gain on sale (loss on impairment) of real estate assets, net	(1,840)	2,390		(1,840)	14,532
Net income (loss)	$1,092	$4,912		$1,517	$22,334
(a)	Same store portfolio for the three and nine months ended September 30, 2020 and 2019 included 51 properties containing 14,189 units.

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

We intend to meet our liquidity requirements primarily through a combination of one or more of the following:

•	the use of our cash and cash equivalents of $9.9 million as of September 30, 2020;
•	existing and future unsecured financing, including advances under our unsecured credit facility, and financing secured directly or indirectly by the apartment properties in our portfolio;
•	cash generated from operating activities;
•	net cash proceeds from property sales, including sales undertaken as part of our capital recycling strategy and other sales; and
•	proceeds from the sales of our common stock and other equity securities, including common stock that we expect to issue in settlement of our forward sale agreement.

Cash Flows

As of September 30, 2020 and 2019, we maintained cash and cash equivalents, and restricted cash of approximately $17.1 million and $15.5 million, respectively. Our cash and cash equivalents were generated from the following activities (dollars in thousands):

	For the Nine Months Ended September 30,
	2020	2019
Cash flow from operating activities	$60,566	$59,357
Cash flow from investing activities	(78,433)	(75,173)
Cash flow from financing activities	20,543	15,318
Net change in cash and cash equivalents, and restricted cash	2,676	(498)
Cash and cash equivalents, and restricted cash, beginning of period	14,433	16,045
Cash and cash equivalents, and restricted cash, end of the period	$17,109	$15,547

Our cash inflows from operating activities during the nine months ended September 30, 2020 and 2019 were primarily driven by ongoing operations of our properties.

Our cash outflows from investing activities during the nine months ended September 30, 2020 were primarily due to one property acquisition and capital expenditures. Our cash outflows from investing activities during the nine months ended September 30, 2019 were primarily due to two property acquisitions and capital expenditures partially offset by three property dispositions.

Our cash inflows from financing activities during the nine months ended September 30, 2020 were primarily due to $99.5 million of draws on our unsecured credit facility and a $50.0 million settlement on our forward sale agreements, partially offset by the payment of dividends on our common stock and distributions on noncontrolling interests and $44.0 million of repayments on our unsecured credit facility. Our cash outflows from financing activities during the nine months ended September 30, 2019 were primarily due to repayments of our unsecured credit facility, payment of dividends on our common stock, and distributions on noncontrolling interests, partially offset by draws on our unsecured credit facility.

Contractual Commitments

Our Annual Report on Form 10-K for the year ended December 31, 2019 filed on February 18, 2020, includes a table of contractual commitments. There were no material changes to these commitments since the filing of our Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements during the nine months ended September 30, 2020 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our interests.

Critical Accounting Estimates and Policies

Our 2019 Annual Report on Form 10-K contains a discussion of our critical accounting policies. Management discusses our critical accounting policies and management’s judgments and estimates with the audit committee of our board of directors. There were no material changes to our critical accounting policies since the filing of our Annual Report on form 10-K.

Item 3.	Qualitative and Quantitative Disclosure About Market Risk.

Our 2019 Annual Report on Form 10-K contains a discussion of qualitative and quantitative market risks. There have been no material changes in quantitative and qualitative market risks during the nine months ended September 30, 2020 from the disclosures included in our 2019 Annual Report on Form 10-K.

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

Effective as of September 30, 2020, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation referred to above during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the three months ended September 30, 2020, holders of IROP units exchanged 87,148 units for 87,148 shares of our common stock. The exchange of the 87,148 units for 87,148 shares occurred on September 11, 2020 and the issuance of the shares was exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act.

During the three months ended September 30, 2020, we withheld shares of common stock to satisfy employee tax withholding obligations payable upon the vesting of restricted common stock awards, as follows:

Period	Total Number of Shares Purchased	Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
07/01/2020 to 07/31/2020	36	10.93	36	—
08/01/2020 to 08/31/2020	—	—	—	—
09/01/2020 to 09/30/2020	—	—	—	—
Total	36	$10.93	36	—
Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

101

iXBRL (Inline eXtensible Business Reporting Language). The following materials, formatted in iXBRL: (i) Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019, (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2020 and 2019, (iii) Consolidated Statement of Comprehensive Income (Loss) for the three and nine months ended September 30, 2020 and 2019, (iv) Consolidated Statements of Changes in Equity for the three and nine months ended September 30, 2020 and 2019, (v) Consolidated Statements of Cash Flows for the nine months September 30, 2020 and 2019 and (vi) notes to the consolidated financial statements as of September 30, 2020.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Independence Realty Trust, Inc.

Date: October 29, 2020	By:	/s/ Scott f. Schaeffer
Scott F. Schaeffer
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: October 29, 2020	By:	/s/ James J. Sebra
James J. Sebra
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: October 29, 2020	By:	/s/ Jason R. Delozier
Jason R. Delozier
Chief Accounting Officer
(Principal Accounting Officer)