Form 10-K
period 2020-12-31
INDEPENDENCE REALTY TRUST, INC.
filed 2021-02-18
CIK 1466085

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the shares of common stock of the registrant held by non-affiliates of the registrant, based upon the closing price of such shares on June 30, 2020 of $11.45, was approximately $1,084,726,741.

As of February 12, 2021 there were 101,856,947 outstanding shares of the registrant’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for registrant’s 2021 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

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

Our Company

We are a self-administered and self-managed Maryland real estate investment trust (“REIT”), that acquires, owns, operates, improves and manages multifamily apartment communities across non-gateway U.S. markets.  As of December 31, 2020, we owned and operated 56 multifamily apartment properties that contain 15,667 units. Our properties are located in Georgia, North Carolina, Tennessee, Kentucky, Ohio, Oklahoma, Indiana, Texas, Florida, South Carolina, Missouri, and Alabama. We do not have any foreign operations and our business is not seasonal. Our executive offices are located at 1835 Market Street, Suite 2601, Philadelphia, PA 19103 and our telephone number is (267) 270-4800. We have offices in Philadelphia, Pennsylvania and Chicago, Illinois.

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

2020 Developments

COVID-19 Pandemic

During the year ended December 31, 2020, the outbreak of COVID-19 has disrupted businesses and has slowed economic activity. We have been impacted by the COVID-19 pandemic and, in response, have made operational and policy changes to: (1) comply with governmental mandates on a jurisdiction by jurisdiction basis; (2) protect our employees, residents, and prospective residents; and (3) minimize the financial impact on us. The extent to which COVID-19 impacts our business, operations and financial results has depended and will continue to depend on numerous evolving factors, many of which are not within management’s control, and that we are unable to predict at this time, including but not limited to: (1) the duration and scope of the pandemic; (2) the pandemic’s impact on current and future economic activity; and (3) the actions of governments, businesses and individuals in response to the COVID-19 pandemic.

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

Despite the impact the COVID-19 pandemic has had on our business, we have been able to increase occupancy to a total weighted average of 95.0% as of December 31, 2020 from 92.5% as of December 31, 2019, and have experienced steady rent collections through December 31, 2020. In addition, we have supported residents impacted by COVID-19 by entering into 276 deferred payment plans under which residents deferred over $0.5 million of rent payments during the year ended December 31, 2020.

Value Add Initiative

As of December 31, 2020, we had identified 7,076 units across 23 properties for renovations and upgrades as part of our value add initiative. During 2020, we temporarily paused projects at 1,864 units due to the COVID-19 pandemic and expect to resume renovations and upgrades at these properties in 2021. These changes reflect the flexibility of our value add program and allowed us to build occupancy. As of December 31, 2020, we had incurred an aggregate of $13.1 million in renovation costs at 3,719 of the 7,076 units and achieved a return on our total renovation costs for these units of 15.9% (and approximately 18.3% on the interior portion of such renovation costs).  We expect to complete the remaining value add projects at the selected communities throughout 2021 and 2022.

2020 Property Acquisitions

During 2020, we acquired two communities, totaling 672 units, for a gross purchase price of $145.2 million. The acquisitions expand our reach in Dallas, TX, and Huntsville, AL. The property in Dallas, TX was built in 2019 and in lease-up with average rent per unit of $1,552 at the time of our acquisition on February 11, 2020. The Huntsville, AL property was built in two phases in 2014 and 2019 and had an average occupancy of 98.1% and an average effective monthly rent per occupied unit of $1,383 at the time of acquisition on December 1, 2020.

2020 Property Dispositions

During 2020, we disposed of three communities, totaling 559 units for a gross sale price of $59.7 million and recognized a total net gain on sale of $7.8 million. The dispositions represent our exit from the Chattanooga, TN, and Baton Rouge, LA markets.

2020 Forward Sale Agreements

On February 20, 2020, we entered into forward equity sales agreements to sell an aggregate of 10,350,000 shares of our common stock at a price of $14.688, net of underwriting discounts and commissions.  On March 31, 2020, we physically settled $50.0 million by issuing 3,406,000 shares of our common stock.  On December 28, 2020, we physically settled $98.8 million by issuing the remaining 6,944,000 shares of our common stock.

ATM Program

On November 13, 2020, we entered into an equity distribution agreement pursuant to which we may from time to time offer and sell shares of our common stock having an aggregate offering price of up to $150.0 million (the “ATM Program”) in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”).  Under the ATM Program, we may also enter into one or more forward sale transactions for the sale of shares of our common stock on a forward basis.  On November 13, 2020, we entered into a forward sale transaction under the ATM

Program for the forward sale of 900,000 shares of our common stock that have not yet been settled.  Subject to our right to elect net share settlement, we expect to physically settle the forward sale transaction by the maturity date (December 13, 2021) set forth in the forward sale transaction placement notice.  Assuming the forward sales transaction is physically settled in full utilizing the initial forward sale price of $14.00 per share, net of sales commissions, we expect to receive net proceeds of approximately $12.4 million, subject to adjustment in accordance with the forward sale transaction.

Financing Strategy

We use a combination of debt and equity sources to fund our business objectives. We seek to maintain a capital structure that provides us with the flexibility to manage our business and pursue our growth strategies, while allowing us to service our debt requirements and generate appropriate risk-adjusted returns for our stockholders. We believe these objectives are best achieved by a capital structure that consists of common equity and prudent amounts of debt financing. However, we may raise capital in any form and under terms that we deem acceptable and in our best interests.  Our longer-term goal is to reduce our leverage ratio by growing the net operating income at our communities through rental increases, including those driven by value add initiatives, and prudent expense management. If our Board of Directors changes our policies regarding our use of leverage, we expect that it will consider many factors, including, our long-term strategic plan, the leverage ratios of publicly traded REITs with similar investment strategies, the cost of leverage as compared to expected operating net revenues and general market conditions. For further description of our indebtedness at December 31, 2020, see “Part II-Item 8, Financial Statements and Supplementary Data-Note 5: Indebtedness” below, or the financial statement indebtedness note. See also “Part I-Item 1A. Risk Factors – Risks Associated with Debt Financing” below for more information about the risks related to operating on a leveraged basis.

Development and Structure of Our Company; Segment

We were formed as a Maryland corporation on March 26, 2009 and conduct our business through a traditional umbrella partnership REIT (“UPREIT”) structure in which all of our assets are held by, and substantially all of our operations are conducted through, our operating partnership, Independence Realty Operating Partnership, LP (“IROP”), and subsidiaries of IROP. IROP was formed as a Delaware limited partnership on March 27, 2009. We are the sole general partner of IROP and manage and control its business.  As of December 31, 2020, we owned a 99.3% interest in IROP. The remaining 0.7% consists of common units of limited partnership interest issued to third parties in exchange for contributions of properties to IROP.  We refer to these transactions as UPREIT transactions. Limited partners have certain limited approval and voting rights and their common units are exchangeable, in defined circumstances, for the equivalent number of shares of common stock or, at our option, the equivalent value in cash.

We are an internally managed REIT. Our wholly owned subsidiary, IRT Management, LLC (“IRT Management”), which was formed on October 26, 2016, is a full-service apartment property management company that, as of December 31, 2020, employed 444 staff and professionals and managed 15,667 apartment units, all of which are owned by us. IRT Management provides services to us in connection with the rental, leasing, operation and management of our properties. Substantially all of our assets are comprised of multifamily real estate assets generally leased to residents for a term of one-year or less. Therefore, we aggregate our real estate assets for reporting purposes and operate in one reportable segment, see “Part II-Item 8, Financial Statements and Supplementary Data-Note 11: Segment Reporting” below.

Competition

In attracting and retaining residents to occupy our properties, we compete with numerous other housing alternatives. Our properties compete directly with other rental apartments as well as condominiums and single-family homes that are available for rent or purchase in the sub-markets in which our properties are located. Principal factors of competition include rent or price charged, attractiveness of the location and property, and quality and breadth of services and amenities. If our competitors offer leases at rental rates below current market rates, or below the rental rates we currently charge our residents, we may lose potential residents.

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

Human Capital

Our mission is to provide our residents with an exceptional living experience and deliver superior customer service – all in an effort to make our residents feel “at home.”  We believe empowering our employees and fostering a workplace that is built on optimism, trust, passion and quality, our core values, is important to our long-term success.

Our People. As of February 8, 2021, we had 444 employees, all of whom were employed in the United States, and none of whom are covered by collective bargaining agreements. We have experienced no material interruptions of our operations due to disputes with our employees.

Diversity and Inclusion. We consider diversity and inclusion to be an essential part of our foundation, culture and identity, and we believe that our commitment to diversity and inclusion not only advances humanity but also truly unites us with our co-workers and the residents we serve. We are proud to have a diverse workforce, who self-identify with the genders, races and ethnicities identified below.

In order to cultivate a culture that supports our diversity, we provide training on the importance of diversity, equity and inclusion and celebrate the diversity of our employees and residents throughout the year by recognizing and celebrating appreciation days and heritage months such Black History Month, International Women’s Day, Pride Month and Hispanic Heritage Month. Additionally, we support our female employees through a program known as IRT WOMEN, whose mission is to provide a network for advancing the individual and professional needs of women within IRT. We promote pay equity with clear and consistent performance criteria, frequent performance reviews and non-discriminatory pay practices.  In 2020, we formed a Diversity and Inclusion Committee whose mission is to formulate and propose diversity and inclusion initiatives that integrate with our mission, operations, strategies, and business objectives. The Diversity and Inclusion Committee has prioritized the recruitment, engagement, training, and retention of diverse talent.

Training and Development and Program.  We are committed to providing the resources to engage our employees and enhance their educational and professional growth.  We provide technical and leadership training to employees in a number of formats, including through an on-line resource library with over 550 on-demand courses.  Our maintenance teams are trained through a mixture of online courses, simulation training and on-site, hands-on training.  In addition, we define education benefits and guidelines under which our team members may receive financial assistance for certifications and continued education.  In 2020, 11 of our approximately 60 community managers became newly-certified apartment managers through our tuition reimbursement program. In addition, we are pleased to promote approximately 13% of our staff to more senior positions.

Compensation, Benefits, Safety and Wellness. In addition to offering market competitive salaries and wages, we offer comprehensive health and retirement benefits to eligible employees. Our core health and welfare benefits are supplemented with specific programs to manage or improve common health conditions, a variety of voluntary benefits and paid time away from work programs. We also provide a number of innovative programs designed to promote our employees’ well-being.  Throughout the COVID-19 pandemic, we have been and will continue to be committed to the health and wellness of our employees.  Our corporate offices are operating in a remote work environment and for our on-site community teams, we enforce strict social distancing, provide necessary PPE, require repetitive deep cleaning of commonly used surfaces, as well as take other precautionary measures.

Regulation

Governmental Regulations

Our properties are subject to various federal, state and local regulatory laws and requirements, including, but not limited to, the Americans with Disabilities Act of 1990, the Fair Housing Amendments Act of 1988, the Families First Coronavirus Response Act, the Coronavirus Aid, Relief, and Economic Security Act, the Coronavirus Response and Relief Supplemental Appropriations Act of 2021, the Center for Disease Control and Prevention’s Order under Section 361 of the Public Health Service Act, environmental regulations, zoning regulations, building codes and land use laws, and building, operation, occupancy and other permit and licensure requirements. Noncompliance with these or other laws could result in the imposition of governmental fines or the award of damages to private litigants. While we believe that we are currently in material compliance with these laws and regulatory requirements, the requirements may change or new requirements may be imposed that could require significant unanticipated expenditures by us. Additionally, local zoning and land use laws, environmental statutes and other governmental requirements may restrict, or negatively impact, our property operations, or renovation and reconstruction activities and such regulations may prevent us from taking advantage of economic opportunities. Future changes in federal, state or local tax regulations applicable to REITs, real property or income derived from our real estate could impact the financial performance, operations, and value of our properties and the Company.

Qualification as a Real Estate Investment Trust

We elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, (the “Code”), commencing with our taxable year ended December 31, 2011. We recorded no income tax expense for the years ended December 31, 2020, 2019, and 2018.

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

The table below reconciles the differences between reported net income, total taxable income and estimated REIT taxable income for the three years ended December 31, 2020 (dollars in thousands):

	For the Years Ended December 31
	2020	2019	2018
Net income	$14,877	$46,354	$26,610
Add (deduct):
Depreciation and amortization differences	(1,092)	(5,329)	(8,007)
Gain/loss differences	6,003	19,447	8,984
Other book to tax differences:
Share-based compensation expense	1,050	(242)	984
Other	3,944	1,874	2,070
Total taxable income	$24,782	$62,104	$30,641
Deductible capital gain distribution	(13,696)	(62,236)	(20,545)
Taxable income allocable to noncontrolling interest	(804)	(675)	(163)
Estimated REIT taxable income (loss) before dividends paid deduction	$10,282	$(807)	$9,933

For the year ended December 31, 2020, the tax classification of our dividends on common shares was as follows:

Record Date	Payment Date	Dividend Paid	Ordinary Income	Total Capital Gain Distribution	Unrecaptured Section 1250 Gain	Return of Capital	Section 199A
12/26/2019	1/24/2020	$0.1800	$0.0674	$0.0355	$0.0207	$0.0771	$0.0674
4/2/2020	4/24/2020	0.1800	0.0674	0.0355	0.0207	0.0771	0.0674
7/2/2020	7/24/2020	0.1200	0.0450	0.0237	0.0138	0.0514	0.0450
10/2/2020	10/23/2020	0.1200	0.0450	0.0237	0.0138	0.0514	0.0450
		$0.6000	$0.2248	$0.1184	$0.0690	$0.2570	$0.2248

The dividend paid on January 22, 2021 to holders of record on December 30, 2020 will be treated as a 2021 distribution for tax purposes.

For the year ended December 31, 2019, the tax classification of our dividends on common shares was as follows:

Record Date	Payment Date	Dividend Paid	Ordinary Income	Total Capital Gain Distribution	Unrecaptured Section 1250 Gain	Return of Capital	Section 199A
12/27/2018	1/24/2019	$0.1800	$0.0279	$0.1247	$0.0563	$0.0274	$0.0279
3/29/2019	4/25/2019	0.1800	0.0279	0.1247	0.0563	0.0274	0.0279
6/28/2019	7/25/2019	0.1800	0.0279	0.1247	0.0563	0.0274	0.0279
9/27/2019	10/25/2019	0.1800	0.0279	0.1247	0.0563	0.0274	0.0279
		$0.7200	$0.1117	$0.4988	$0.2253	$0.1094	$0.1117

The dividend paid on January 24, 2020 to holders of record on December 26, 2019 was treated as a 2020 distribution for tax purposes.

Environmental Matters

Under various federal, state and local environmental laws, statutes, ordinances, rules and regulations, an owner, lessee or operator of real property may be liable for the costs of removal or remediation of certain hazardous or toxic substances at, on, in or under such property as well as certain other potential costs relating to hazardous or toxic substances. These liabilities may include government fines and penalties and damages for injuries to persons and adjacent property. Such laws often impose liability without regard to whether the owner, lessee or operator knew of, or was responsible for, the presence or disposal of such substances.  As a part of our standard due diligence process for acquisitions, we generally obtain environmental studies of the sites from outside environmental engineering firms. The purpose of these studies is to identify potential sources of contamination at the site and to assess the status of environmental regulatory compliance. These studies generally include historical reviews of the site, reviews of certain public records, preliminary investigations of the site and surrounding properties, inspection for the presence of asbestos, poly-chlorinated biphenyls (“PCBs”), and underground storage tanks and the preparation and issuance of written reports. Depending on the results of these studies, more invasive procedures, such as soil sampling or ground water analysis, may be performed to investigate potential sources of contamination. The environmental studies we received on properties that we have acquired have not revealed any material environmental liabilities. Should any potential environmental risks or conditions be discovered during our due diligence process, the potential costs of remediation will be assessed carefully and factored into the cost of acquisition, assuming the identified risks and factors are deemed to be manageable and within reason. We are not aware of any existing conditions that we believe would be considered a material environmental liability. Nevertheless, it is possible that the studies do not reveal all environmental risks or that there are material environmental liabilities of which we are not aware. Moreover, no assurance can be given concerning future laws, ordinances or regulations, or the potential introduction of hazardous or toxic substances by neighboring properties or residents.

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

ITEM 1A.  Risk Factors

You should carefully consider these risk factors, together with all of the other information included in this Annual Report on Form 10-K, including our consolidated financial statements and the related notes thereto, before you decide whether to make an investment in our securities. The Risk Factor Summary that follows should be read in conjunction with the detailed description of risk factors below. The risks set forth below are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, prospects, financial condition, cash flows, liquidity, funds from operations, results of operations, stock price, ability to service our indebtedness, and/or ability to make cash distributions to our security holders (including those necessary to maintain our REIT qualification).  In such case, the value of our common stock and the trading price of our securities could decline, and you may lose all or a significant part of your investment. Some statements in the following risk factors constitute forward looking statements. Please refer to the explanation of the qualifications and limitations on forward-looking statements under “Forward-Looking Statements” of this Form 10-K.

RISK FACTOR SUMMARY

Risks Related to Our Business and Operations

• The COVID-19 pandemic could have a material adverse effect on our business, results of operations and financial condition in the future.

• We depend on residents for revenue and if residents fail to pay rent it may cause a material decline in our operating results.  The COVID-19 pandemic has caused an increase in the number of residents who are unable to pay rent and the related CDC Eviction Moratorium has negatively impacted and will continue to negatively impact our ability to evict non-paying residents.

• Future unfavorable changes in economic conditions could adversely impact us.

• Our concentration of investments in a single asset class makes our results of operations more vulnerable to a downturn in the multifamily sector.

• Competition could limit our ability to lease apartments or increase or maintain rental income, and short-term leases make us more susceptible to these risks.

• Redevelopment risks may cause our revenues and expenses to fluctuate significantly from one period to another which may result in losses.

• Labor and materials required for maintenance, repair, renovation or capital expenditure may be more expensive than anticipated or significantly delayed.

• Capital expenditure costs, and other costs of operating real estate assets, may be greater than anticipated which may adversely affect our results of operations.

• Increasing real estate taxes, utilities and insurance costs may negatively impact operating results.

• We may fail to grow our portfolio through acquisitions or such acquisitions may not yield the cash flows expected.

• A cybersecurity incident and other technology disruptions could negatively impact our business.

• Damage from catastrophic weather and other natural events could result in losses.

• We may be subject to contingent or unknown uninsurable liabilities related to properties or businesses that we have acquired.

• We may be adversely affected by changes in state and local tax laws and may become subject to tax audits from time to time.

• We may fail to produce accurate and timely financial statements.

• We may acquire or develop properties through joint ventures, which may be riskier than our typical acquisitions.

Risks Associated with Debt Financing

• Debt financing and other required capital may not be available to us or may only be available on adverse terms.

• Rising interest rates could both increase our borrowing costs, thereby adversely affecting our cash flows and the amounts available for distribution to our stockholders, and decrease our share price, if investors seek higher yields through other investments.

• Failure to hedge effectively against interest rates may adversely affect our results of operations.

• Lender-imposed restrictions may affect our ability to make distributions to our stockholders and otherwise affect our operating policies.

• We may guaranty certain debt made to the entities that own our properties.  In certain circumstances, we may be responsible for the satisfaction of the debt which could negatively impact our business.

Risks Related to Regulation and Compliance with Laws

• We are subject to significant regulations, which could adversely affect our results of operations.

• The costs of compliance with laws and regulations may adversely affect our net income and the cash available for any distributions.

United States Federal Income Tax Risks

• Legislative or regulatory action could adversely affect the returns to our investors.

• Dividends paid by REITs do not qualify for the reduced tax rates provided under current law.

• Failure to qualify as a REIT could have adverse consequences.

• We may take action to maintain our REIT status which could adversely affect our overall financial performance.

Risks Related to Our Organization and Structure

• Our structure as a Maryland real estate investment trust may make it more difficult for us to be acquired.

• Stockholders have limited control over changes in our policies and operations.

• Our holding company structure may limit our ability to get cash from our operating company and its subsidiaries.

• Our authorized but unissued shares of common and preferred stock may prevent a change in our control.

• Rights to recover on claims against our directors are limited.

DETAILED DISCUSSION OF RISK FACTORS

Risks Related to Our Business and Operations

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

The impact of the COVID-19 pandemic and measures to prevent its spread could negatively impact our businesses in a number of ways, including our residents’ ability or willingness to pay rents. In some cases, we may waive fees or restructure residents’ rent obligations including in the form of deferred payment arrangements, and may do so on terms less favorable to us than those currently in place.  The Centers for Disease Control and Prevention (“CDC”) issued an Order under Section 361 of the Public Health Service Act to temporarily halt residential evictions to prevent the further spread of COVID-19 effective September 4, 2020.  The CDC’s order materially restricts our ability to enforce tenants’ contractual rental obligations through evictions.  In addition, violations of the CDC’s order could result in the imposition of fines, awards of damages to private litigants, and substantial litigation costs.  The CDC’s order is currently in effect through March 31, 2021.  In addition, many local authorities have enacted measures imposing restrictions on our ability to enforce tenants’ contractual rental obligations.  The CDC and local authorities may expand or extend these measures. When evictions are permitted, we may incur costs in protecting our investment and re-leasing our property.

Restrictions inhibiting our employees’ ability to meet with existing and potential residents has disrupted and could in the future further disrupt our ability to lease apartments which could adversely impact our rental rate and occupancy levels.  In addition, social distancing efforts, including limiting contractors on-site and in residential apartment units, could reduce our ability to operate our properties as effectively and efficiently as we have in the past.

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

As of December 31, 2020, substantially all of our investments are concentrated in the multifamily apartment sector.  As a result, we are subject to risks inherent in investments in a single type of property. A downturn or slowdown in the demand for multifamily housing may have more pronounced effects on our results of operations or on the value of our assets than if we had diversified our investments into more than one asset class.

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

•

any future downturn in the U.S. economy and the related reduction in spending, reduced home prices and high unemployment may result in resident defaults under leases, vacancies at our apartment communities and concessions or reduced rental rates under new leases due to reduced demand;

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

Vacancy rates may increase in the future and we may be unable to lease vacant units or renew expiring leases on attractive terms, or at all, and we may be required to offer reduced rental rates or other concessions to residents.  Our revenues may be lower as a result of lower occupancy rates, increased turnover, reduced rental rates, increased economic concessions and potential increases in uncollectible rent.  In addition, we will continue to incur expenses, including maintenance costs, insurance costs and property taxes, even though a property maintains a high vacancy rate, and our financial performance will suffer if our revenues decrease or our costs increase. The COVID-19 pandemic has caused an increase in the number of residents who are unable to pay rent and the related CDC Eviction Moratorium has negatively impacted and will likely continue to negatively impact our ability to evict non-paying residents.

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

Short-term resident leases expose us to the effects of declining market rent, which could adversely impact our ability to make cash distributions to our stockholders.

We expect that most of our resident leases will be for a term of one year or less.  Because these leases generally permit the residents to leave at the end of the lease term without any penalty, our rental revenues may be impacted by declines in market rents more quickly than if our leases were for longer terms.

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

As of December 31, 2020, the average age of our apartment communities was approximately 20 years, after adjusting for significant renovations.  While the majority of our properties are newly-constructed or have undergone substantial renovations since they were constructed, older properties may carry certain risks including unanticipated repair costs, increased maintenance costs as older properties continue to age, and cost overruns due to the need for special materials and/or fixtures specific to older properties.  Although we take a proactive approach to property preservation, utilizing a preventative maintenance plan, and selective improvements that mitigate the cost impact of maintaining exterior building features and aging building components, if we are not able to cost-effectively maximize the life of our properties, we may incur greater than anticipated capital expenditure costs which may adversely affect our ability to make distributions to our stockholders.

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
•

we may acquire properties without any recourse, or with only limited recourse, for liabilities, whether known or unknown, such as clean-up of environmental contamination, claims by residents, vendors or other persons against the former owners of the properties, and claims for indemnification by general partners, trustees, officers, and others indemnified by the former owners of the properties.

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
•

construction and lease-up delays, including on account of delays in obtaining materials, and failure to achieve target occupancy levels and rental rates, resulting in increased debt service and lower than projected returns on our investment;

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

We may be subject to contingent or unknown uninsurable liabilities related to properties or businesses that we have acquired or may acquire for which we may have limited or no recourse against the sellers.

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

In addition, the collection and use of personally identifiable information is governed by federal and state laws and regulations.  Privacy and information security laws continue to evolve and may be inconsistent from one jurisdiction to another.  Compliance with all such laws and regulations may be difficult due to the uncertainty surrounding the interpretation of such laws. Such laws may also increase our operating costs and adversely impact our ability to market our properties and services.  Noncompliance with such laws could result in the imposition of fines, awards of damages to private litigants, payment of attorneys’ fees and other costs to plaintiffs, and substantial litigation costs.

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
•

civil unrest, acts of God, including earthquakes, floods, hurricanes and other natural disasters, which may result in uninsured losses, acts of war or terrorism, or other natural or human causes beyond our control, which may disrupt or interrupt our operations;

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

A residential property’s income and value may be adversely affected by international, national and regional economic conditions.  The COVID-19 pandemic has disrupted financial markets and significantly impacted worldwide economic activity resulting in a global economic recession. If such conditions do not improve or if new economic or capital markets problems arise, the value of our portfolio may decline significantly.  A deterioration in economic conditions may also have an adverse effect on our operations if they result in our residents or prospective residents being unable to afford the rents we need to charge to be profitable.

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

Our properties may be subject to increases in tax rates, utility costs, operating expenses, insurance costs, repairs and maintenance, administrative and other expenses.  Real estate taxes, utilities costs and insurance premiums, in particular, are subject to significant increases and fluctuations, which can be widely outside of our control. A number of our markets had tax reassessments in 2020 and we expect this to continue in future years.  If our costs continue to rise, without being offset by a corresponding increase in rental rates, our results of operations could be negatively impacted, and our ability to pay our dividends and distributions and senior debt could be affected.

We may be unable to secure funds for property improvements, which could reduce cash distributions to our stockholders.

When residents do not renew their leases or otherwise vacate, we may be required to expend funds for capital improvements to the vacated apartment units in order to attract replacement residents.  In addition, we may require substantial funds to renovate an apartment property in order to sell, upgrade or reposition it in the market.  If our reserves are insufficient to fund these improvements, we may have to obtain financing.  We cannot assure you that sufficient financing will be available or, if available, will be available on economically feasible terms or on terms acceptable to us.  Moreover, some reserves required by lenders may be designated for specific uses and may not be available for capital improvements to other properties.  Additional borrowing will increase our interest expense, and

The profitability of our acquisitions is uncertain.

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

In particular, loans obtained to fund property acquisitions may be secured by mortgages or deeds in trust on such properties.  If we are unable to make our debt service payments as required, a lender could foreclose on the property or properties securing its debt.

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

As of December 31, 2020, $484.8 million of our $945.7 million of total outstanding indebtedness bore interest at variable rates.  If interest rates were to increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed would remain the same, and our net income and cash flows would correspondingly decrease. In order to partially mitigate our exposure to increases in interest rates, we have entered into interest rate swaps and collars on $400.0 million of our variable rate debt, which involve the exchange of variable for fixed rate interest payments. Taking into account our current interest rate swap and collar agreements, a 100-basis point increase in interest rates would result in a $0.8 million increase in annual interest expense. See Item 7., “Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Interest Rate Risk and Sensitivity.” To the extent that we use derivative financial instruments to hedge our exposure to variable rate indebtedness, we may be exposed to credit, basis and legal enforceability risks.  Derivative financial instruments may include interest rate swap contracts, interest rate cap or floor contracts, futures or forward contracts, options or repurchase agreements.  In this context, credit risk is the failure of the counterparty to perform under the terms of the derivative contract.  If the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us.  Basis risk occurs when the index upon which the contract is based is more or less variable than the index upon which the hedged asset or liability is based, thereby making the hedge less effective.  Finally, legal enforceability risks encompass general contractual risks, including the risk that the counterparty will breach the terms of, or fail to perform its obligations under, the derivative contract.  Moreover, hedging strategies involve transaction and other costs.  If we are unable to manage these risks and costs effectively, our results of operations, financial condition and ability to make distributions may be adversely affected.

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

We expect that we will incur additional indebtedness in the future. Certain of our outstanding debt contains, and we may in the future acquire or finance properties with debt containing, limited or no principal amortization, which would require that the principal be repaid at the maturity of the loan in a so-called “balloon payment.” As of December 31, 2020, the financing arrangements of our outstanding indebtedness could require us to make lump-sum or “balloon” payments of approximately $921.3 million at maturity dates that range from 2021 to 2026.  At the maturity of these loans, assuming we do not have sufficient funds to repay the debt, we will need to refinance the debt.  If the credit environment is constrained at the time of our debt maturities, we would have a very difficult time refinancing debt.  In addition, for certain loans, we locked in our fixed-rate debt at a point in time when we were able to obtain favorable interest rate, principal payments and other terms.  When we refinance our debt, prevailing interest rates and other factors may result in us paying a greater amount of debt service, which will adversely affect our cash flow and our ability to make distributions to our stockholders.  If we are unable to refinance our debt on acceptable terms, we may be forced to choose from a number of unfavorable options, including agreeing to otherwise unfavorable financing terms on one or more of our unencumbered assets, selling one or more properties at disadvantageous terms, including unattractive prices, or defaulting on the mortgage and permitting the lender to foreclose.  Any one of these options could have a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our stockholders.

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

Local zoning and land use laws, environmental statutes and other governmental requirements may restrict or increase the costs of our development, expansion, renovation and reconstruction activities and thus may prevent or delay us from taking advantage of business opportunities.  Failure to comply with these requirements could result in the imposition of fines, awards to private litigants of damages against us, substantial litigation costs and substantial costs of remediation or compliance.  In addition, we cannot predict what requirements may be enacted in the future or that such requirements will not increase our costs of regulatory compliance or prohibit us from pursuing business opportunities that could be profitable to us, which could adversely affect our results of operations.

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

We must comply with various federal, state, and local laws, ordinances and regulations enacted in response to the COVID-19 pandemic, and failure to comply which such laws could result in substantial costs or disruptions to our business.

The COVID-19 pandemic has prompted the enactment of various federal, state, and local laws, ordinances and regulations, including, among other things, the Families First Coronavirus Response Act (the “FFCRA”), the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), the Coronavirus Response and Relief Supplemental Appropriations Act of 2021 and the Center for Disease Control and Prevention’s Order under Section 361 of the Public Health Service Act.  These various laws, ordinances and regulations impose restrictions on the manner in which businesses may be operated, and these restrictions may require substantial expenditures, and failure to comply which such laws, ordinances and regulations could result in substantial costs or disruptions to our business.

United States Federal Income Tax Risks

Legislative or regulatory action could adversely affect the returns to our investors.

Legislative, regulatory or administrative changes could be enacted or promulgated at any time, either prospectively or with retroactive effect, and may adversely affect us and/or our stockholders.

For example, on December 22, 2017, a bill informally known as the Tax Cuts and Jobs Act (the “TCJA”) was signed into law.  The TCJA made significant changes to the U.S. federal income tax rules for taxation of individuals and corporations, generally effective for taxable years beginning after December 31, 2017.  In addition to reducing corporate and individual tax rates, the TCJA eliminated or restricted various deductions.  One such deduction limitation was a general limitation of the deduction for net business interest expense in excess of 30% of a business’s “adjusted taxable income,” except for taxpayers that engage in certain real estate businesses and elect out of this rule (provided that such electing taxpayers must use an alternative depreciation system with longer depreciation periods). This 30% limitation was subsequently modified by the CARES Act (see Exhibit 99.1-“Material U.S. Federal Income Tax Considerations” for additional details). Most of the changes applicable to individuals were temporary and apply only to taxable years beginning after December 31, 2017 and before January 1, 2026.  The TCJA made numerous large and small changes to the tax rules that do not affect the REIT qualification rules directly but may otherwise affect us or our stockholders.

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

To maintain our qualification as a REIT, we must continually satisfy various tests regarding sources of income, nature and diversification of assets, amounts distributed to stockholders and the ownership of shares of our capital stock.  In order to satisfy these tests, we may be required to forgo investments that might otherwise be made.  We may be required to make distributions to stockholders at times when it would be more advantageous to reinvest cash in our business or when we do not have funds readily available for distribution.  Accordingly, compliance with the REIT requirements may hinder our ability to operate solely on the basis of maximizing profits and adversely affect the trading price of our common stock.

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

General Risk Factors

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

Our use of social media presents risks.

Our use of social media could cause us to suffer brand damage or unintended information disclosure. Negative posts or communications about us on a social networking website could damage our reputation. Further, employees or others may disclose non-public information regarding us or our business or otherwise make negative comments regarding us on social networking or other websites, which could adversely affect our business and results of operations. As social media evolves we will be presented with new risks and challenges.

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

We hold fee title to all of the apartment properties in our portfolio. The following table presents an overview of our portfolio as of December 31, 2020.

Market	Property Count	Units (a)	Gross Cost	Accumulated Depreciation	Net Book Value	Period End Occupancy (b)	Average Occupancy (c)	Average Effective Rent per Occupied Unit (d)
Atlanta, GA	6	2,020	260,863	(31,037)	229,826	97.3%	96.5%	1,229
Raleigh - Durham, NC	6	1,690	246,094	(25,363)	220,731	95.6%	95.7%	1,197
Louisville, KY	6	1,710	201,586	(30,897)	170,689	91.8%	90.6%	1,016
Tampa-St. Petersburg, FL	4	1,104	181,143	(10,500)	170,643	94.6%	94.6%	1,307
Columbus, OH	6	1,547	156,980	(13,689)	143,291	92.5%	93.1%	1,076
Memphis, TN	4	1,383	149,552	(22,464)	127,088	96.7%	96.1%	1,193
Indianapolis, IN	4	916	91,834	(10,834)	81,000	96.6%	96.1%	1,065
Dallas, TX	4	985	140,443	(11,859)	128,584	95.9%	95.0%	1,309
Charleston, SC	2	518	80,186	(9,850)	70,336	96.0%	95.8%	1,310
Oklahoma City, OK	5	1,658	79,478	(13,631)	65,847	96.7%	96.2%	700
Myrtle Beach, SC - Wilmington, NC	3	628	64,582	(5,638)	58,944	94.1%	94.8%	1,052
Orlando, FL	1	297	49,112	(6,148)	42,964	97.0%	96.1%	1,446
Charlotte, NC	1	208	42,304	(5,123)	37,181	95.9%	96.5%	1,489
St. Louis, MO	1	152	33,663	(5,632)	28,031	92.8%	92.6%	1,483
Asheville, NC	1	252	28,951	(3,728)	25,223	95.4%	95.5%	1,137
Huntsville, AL	2	599	109,999	(2,225)	107,774	97.3%	97.2%	1,290
TOTAL	56	15,667	$1,916,770	$(208,618)	$1,708,152	95.3%	95.0%	$1,136

(a)	Units represent the total number of apartment units available for rent at December 31, 2020.
(b)

Period end occupancy for each of our properties is calculated as (i) total units rented as of December 31, 2020 divided by (ii) total units available for rent as of December 31, 2020, expressed as a percentage.

(c)	Average occupancy represents the daily average occupancy of available units for the three-month period ended December 31, 2020.
(d)	Average effective monthly rent, per unit, represents the average monthly rent for all occupied units for the three-month period ended December 31, 2020.

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

Market Information; Holders

Our common stock is listed and traded on the NYSE under the symbol “IRT”. At the close of business on February 12, 2021, the closing price for our common stock was $14.56 per share and there were 58 holders of record, one of which is the holder for all beneficial owners who hold in street name.

Dividends

Our quarterly dividend rate is currently $0.12 per common share. Our Board of Directors reviews and declares the dividend rate quarterly. Actual dividends paid by us will be affected by a number of factors, including, but not limited to, the revenues received from our apartment communities, our operating expenses, the interest expense incurred on borrowings and unanticipated capital expenditures. We expect to make future quarterly distributions to stockholders; however, future distributions will be at the discretion of our Board of Directors and will depend on our actual funds from operations, our financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Code (see "Business - Qualification as a Real Estate Investment Trust" above) and such other factors as our Board of Directors deems relevant.

 PERFORMANCE GRAPH

On August 13, 2013, our common stock commenced trading on the NYSE MKT. On July 31, 2017 we transferred the listing of our common stock to the New York Stock Exchange (“NYSE”) from the NYSE MKT. The following graph compares the index of the cumulative total stockholder return on our common shares for the measurement period beginning December 31, 2015 and ending December 31, 2020 with the cumulative total returns of the National Association of Real Estate Investment Trusts (NAREIT) Equity REIT index and the Russell 3000 Index. The following graph assumes that each index was 100 on the initial day of the relevant measurement period and that all dividends were reinvested.

CUMULATIVE TOTAL SHAREHOLDER RETURN INDEX
220
200
180
160
140
120
100
80
12/1/2015
2/1/2016
4/1/2016
6/1/2016
8/1/2016
10/1/2016
12/1/2016
2/1/2017
4/1/2017
6/1/2017
8/1/2017
10/1/2017
12/1/2017
2/1/2018
4/1/2018
6/1/2018
8/1/2018
10/1/2018
12/1/2018
2/1/2019
4/1/2019
6/1/2019
8/1/2019
10/1/2019
12/1/2019
2/1/2020
4/1/2020
6/1/2020
8/1/2020
10/1/2020
12/1/2020

	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020
IRT	100.00	121.60	119.02	193.30	190.61	187.96
Russell 3000	100.00	112.74	136.44	129.21	169.19	204.42
NAREIT Equity	100.00	108.63	118.05	113.28	145.75	138.28

Unregistered Sales of Equity Securities

As of January 1, 2020, an aggregate of 871,491 common units in IROP were outstanding and held by unaffiliated entities or persons who received the units in exchange for property contributions.  We did not issue any units in IROP in calendar year 2020.  As previously disclosed, the units in IROP are subject to exchange agreements that permit the holders of the units to tender the units to us for cash in an amount equal to the market price (based on a trailing average computation) of an equivalent number of shares of our common stock at the time we receive notice of the exchange.  We have the option, in lieu of paying cash, to settle the exchange for a number of shares of our common stock equal to the number of units tendered for exchange.  On February 28, 2020, we issued 82,357 shares of common stock in exchange for an equal number of units. On September 11, 2020, we issued 87,148 shares of common stock in exchange for an equal number of units. On October 30, 2020, we issued 16,262 shares of common stock in exchange for an equal number of units. On November 1, 2020, we issued 11,207 shares of common stock in exchange for an equal number of units. Our issuances of the shares of common stock were exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended. As a result of the foregoing exchanges an aggregate of 674,517 units held by unaffiliated third parties remained outstanding at December 31, 2020 (and at February 11, 2021).

Issuer Purchases of Equity Securities

None.

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

	As of and for the years ended December 31
	2020	2019	2018	2017	2016
Operating Data:
Total revenue	$211,906	$203,223	$191,232	$161,216	$153,388
Property operating expenses	(82,978)	(79,568)	(76,363)	(64,716)	(63,148)
Total expenses	(168,095)	(152,854)	(139,410)	(115,791)	(113,726)
Interest expense	(36,488)	(39,226)	(36,006)	(28,702)	(35,535)
Net income (loss)	14,877	46,354	26,610	31,441	(9,555)
Net income (loss) allocable to common shares	14,768	45,896	26,288	30,206	(9,801)
Earnings (loss) per share:
Basic	$0.16	$0.51	$0.30	$0.41	$(0.19)
Diluted	$0.16	$0.51	$0.30	$0.41	$(0.19)
Balance Sheet Data:
Investments in real estate, net	$1,708,152	$1,637,930	$1,548,153	$1,420,059	$1,197,845
Total assets	1,734,897	1,664,106	1,659,336	1,450,624	1,294,237
Total indebtedness, net	945,686	985,572	985,488	778,442	743,817
Total liabilities	1,022,126	1,044,349	1,029,291	804,505	765,546
Total equity	712,771	619,757	630,045	646,119	528,691

	As of and for the years ended December 31
	2020	2019	2018	2017	2016
Other Data:
Property portfolio occupancy	95.3%	92.5%	92.5%	94.0%	94.5%
Common shares outstanding	101,803,762	91,070,637	89,184,443	84,708,551	68,996,070
Limited partnership units outstanding (1)	674,517	871,491	881,107	3,011,351	2,908,949
Total common shares and limited partnership units outstanding	102,478,279	91,942,128	90,065,550	87,719,902	71,905,019
Cash distributions declared per common share/unit	$0.5400	$0.7200	$0.7200	$0.7200	$0.7200

(1)	Held by persons other than IRT and its subsidiaries.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

• Labor and materials required for maintenance, repair, renovation or capital expenditure may be more expensive than anticipated or significantly delayed;

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

• Rising interest rates could both increase our borrowing costs, thereby adversely affecting our cash flows and the amounts available for distribution to our stockholders, and decrease our share price, if investors seek higher yields through other investments;

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

Recent Trends

An important part of our investment strategy is to strengthen our balance sheet and drive long-term growth and unlock value through portfolio enhancements.  Our value add initiative, which is comprised of renovations and upgrades at selected communities to drive increased rental rates, is a core component of this strategy. As discussed earlier, as of December 31, 2020, we had identified 7,076 units across 23 of our communities for renovations and upgrades as part of value add initiative. As of December 31, 2020, we had completed renovations and upgrades at 3,719 of the 7,076 units while achieving a return on total investment of 15.9%. During 2020, we temporarily paused projects due to the COVID-19 pandemic. Several projects that were supposed to start in 2020 were delayed to 2021. We expect to complete the remaining value add projects at the selected communities during 2021 and 2022.

In 2020, we acquired two communities, totaling 672 units and disposed of three communities, totaling 559 units. These acquisitions and dispositions represent the execution of our strategy to gain scale within desired submarkets, while exiting markets we lack scale. In 2021, subject to market conditions, we intend to continue to seek opportunities to gain scale within our existing markets through acquisitions of communities which fit within our investment strategy. We face competition for attractive investment opportunities from other real estate investors and, as a result, we may be unable to acquire additional properties on desirable terms, or at all.

See Item 1. Business for an additional discussion regarding developments in our business during 2020.

Results of Operations

The following discussion is based on our Consolidated Financial Statements for the years ended December 31, 2020 and 2019. Refer to Item 7, “Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2019 for a comparison of the year ended December 31, 2019 to the year ended December 31, 2018.

Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019

	SAME STORE PROPERTIES				NON SAME STORE PROPERTIES				CONSOLIDATED
	2020	2019	Increase (Decrease)	% Change	2020	2019	Increase (Decrease)	% Change	2020	2019	Increase (Decrease)	% Change
Period-end Property Data:
Number of properties	51	51			5	6	(1)	-16.7%	56	57	(1)	-1.8%
Number of units	14,189	14,189			1,478	1,365	113	8.3%	15,667	15,554	113	0.7%
Average occupancy	93.7%	93.4%	0.3%	0.3%	93.4%	92.4%	1.0%	1.1%	93.6%	93.3%	0.3%	0.3%
Average effective monthly rent, per unit	$1,105	$1,068	$37	3.5%	$1,191	$1,065	$126	11.8%	$1,114	$1,068	$47	4.4%
Revenue:
Rental and other property revenue	$189,214	$182,599	$6,615	3.6%	$21,953	$20,021	$1,932	9.6%	$211,167	$202,620	$8,547	4.2%
Expenses:
Property operating expenses	74,201	71,005	3,196	4.5%	8,777	8,563	214	2.5%	82,978	79,568	3,410	4.3%
Net Operating Income	$115,013	$111,594	$3,419	3.1%	$13,176	$11,458	$1,718	15.0%	$128,189	$123,052	$5,137	4.2%

Other Revenue:
Other revenue									$739	$603	$136	22.6%
Corporate and other expenses:
Property management expenses									8,494	7,726	768	9.9%
General and administrative expenses									15,095	12,745	2,350	18.4%
Depreciation and amortization expense									60,687	52,815	7,872	14.9%
Abandoned deal costs									130	-	130	-
Casualty related costs									711	-	711	-
Total corporate and other expenses									85,117	73,286	11,831	16.1%
Interest expense									(36,488)	(39,226)	2,738	-7.0%
Gain on sale (loss on impairment) of real estate assets, net									7,554	35,211	(27,657)	-78.5%
Net income (loss)									14,877	46,354	(31,477)	-67.9%
Income allocated to noncontrolling interests									(109)	(458)	349	-76.2%
Net income (loss) available to common shares									$14,768	$45,896	$(31,128)	-67.8%

Revenue

Rental and other property revenue. Rental and other property revenue increased $8.5 million to $211.2 million for the year ended December 31, 2020 from $202.6 million for the year ended December 31, 2019. The increase was primarily attributable to a $6.6 million increase in same store rental income driven by a 3.5% increase in average effective monthly rents compared to the prior year period and a $1.9 million increase in our non same store portfolio due to timing of acquisitions and dispositions during the year. These increases were partially offset by a $0.6 million increase in bad debt compared to the prior year primarily due to a provision for bad debt recorded in the year ended December 31, 2020.

Other revenue. Other revenue increased $0.1 million to $0.7 million for the year ended December 31, 2020 compared to $0.6 million for the year ended December 31, 2019.

Expenses

Property operating expenses. Property operating expenses increased $3.4 million to $83.0 million for the year ended December 31, 2020 from $79.6 million for the year ended December 31, 2019. The increase was primarily due to a $3.2 million increase in same store real estate operating expenses primarily due to an increase in real estate taxes, contract services, personnel, and utility costs. In addition, non same store real estate operating expenses increased $0.2 million.

Property management expenses. Property management expenses increased $0.8 million to $8.5 million for the year ended December 31, 2020 from $7.7 million for the year ended December 31, 2019. This increase was primarily due to an increase in personnel costs as we sought and continue to seek to attract and retain the best talent to support our management platform.

General and administrative expenses. General and administrative expenses increased $2.4 million to $15.1 million for the year ended December 31, 2020 from $12.7 million for the year ended December 31, 2019. This increase was primarily due to $1.7 million in stock based compensation recognized during the year ended December 31, 2020 related to performance share units and restricted stock units granted to employees who are retirement eligible.

Depreciation and amortization expense. Depreciation and amortization expense increased $7.9 million to $60.7 million for the year ended December 31, 2020 from $52.8 million for the year ended December 31, 2019. The increase was attributable to a $5.5 million increase in depreciation expense from capital expenditures related to our value add initiative and a $2.4 million increase in depreciation expense due to property acquisitions in 2019 and 2020.

Casualty losses. During the year ended December 31, 2020, we incurred $0.7 million in casualty losses due to fires at three of our properties where the carrying value of the damage exceeds our expected insurance proceeds due to policy deductibles.

Interest expense. Interest expense decreased $2.7 million to $36.5 million for the year ended December 31, 2020 from $39.2 million for the year ended December 31, 2019.  This was primarily due to lower interest rates during the year ended December 31, 2020 compared to the prior year.

Gain on sale (loss on impairment) of real estate assets, net. During the year ended December 31, 2020, three multi-family properties were sold resulting in net gains of $7.6 million. During the year ended December 31, 2019, four multi-family properties were sold resulting in gains of $35.2 million.

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

CFFO is a computation made by analysts and investors to measure a real estate company’s operating performance by removing the effect of items that do not reflect ongoing property operations, including stock compensation expense, depreciation and amortization of other items not included in FFO, amortization of deferred financing costs, and other non-cash or non-operating gains or losses related to items such as casualty losses, abandoned deal costs, and debt extinguishment costs from the determination of FFO.

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

 Set forth below is a reconciliation of net income (loss) to FFO and Core FFO for the years ended December 31, 2020, 2019 and 2018 (in thousands, except share and per share information):

	For the Year Ended December 31, 2020		For the Year Ended December 31, 2019		For the Year Ended December 31, 2018
	Amount	Per Share (1)	Amount	Per Share (1)	Amount	Per Share (1)
Funds From Operations:
Net income	$14,877	$0.16	$46,354	$0.51	$26,610	$0.30
Adjustments:
Real estate depreciation and amortization	60,352	0.64	52,482	0.58	45,067	0.51
Loss on impairment (gain on sale) of real estate assets, net, excluding debt extinguishment costs	(7,554)	(0.08)	(42,628)	(0.47)	(11,561)	(0.13)
Funds From Operations	$67,675	$0.72	$56,208	$0.62	$60,116	$0.68
Core Funds From Operations:
Funds From Operations	$67,675	$0.72	$56,208	$0.62	$60,116	$0.68
Adjustments:
Stock-based compensation	5,564	0.06	3,116	0.03	2,524	0.03
Amortization of deferred financing costs	1,448	0.02	1,423	0.02	1,430	0.02
Other depreciation and amortization	335	-	333	0.01	154	-
Other expense (income)	-	-	-	-	(52)	-
Abandoned deal costs	130	-	-	-	-	-
Casualty losses	711	-	-	-	-	-
Debt extinguishment costs included in net gains on sale of assets	-	-	7,417	0.08	911	0.01
Core Funds From Operations	$75,863	$0.80	$68,497	$0.76	$65,083	$0.74
(1)	Based on 94,430,935, 90,680,212 and 88,289,110 weighted average shares and units outstanding for the years ended December 31, 2020, 2019, and 2018, respectively.

Beginning in the first quarter of 2021, we expect to change our definition of CFFO such that we will no longer exclude stock compensation expense or amortization of deferred financing costs from our computation of CFFO.  When we adopt this change, we will present all historical results in accordance with the new definition.

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

We review our same store portfolio at the beginning of each calendar year.  Properties are added into the same store portfolio if they were owned at the beginning of the previous year. Properties that are held-for-sale or have been sold are excluded from the same store portfolio. The table below presents our same store results for the years ended December 31, 2020 and 2019 (in thousands).

	Twelve-Months Ended December 31 (a)
	2020	2019	% change
Revenue:
Rental and other property revenue	$189,214	$182,599	3.6%
Property Operating Expenses
Real estate taxes	23,619	22,726	3.9%
Property insurance	4,123	3,688	11.8%
Personnel expenses	17,820	17,179	3.7%
Utilities	10,490	9,882	6.2%
Repairs and maintenance	6,561	6,354	3.3%
Contract services	7,433	6,749	10.1%
Advertising expenses	1,974	1,930	2.3%
Other expenses	2,181	2,497	-12.7%
Total operating expenses	74,201	71,005	4.5%
Net operating income	$115,013	$111,594	3.1%
NOI Margin	60.8%	61.1%	-0.3%
Average Occupancy	93.6%	93.4%	0.2%
Average effective monthly rent, per unit	$1,105	$1,068	3.5%
Reconciliation of Same-Store Net Operating Income to Net income
Same-store portfolio net operating income (a)	$115,013	$111,594
Non same-store net operating income	13,176	11,458
Other revenue	739	603
Property management expenses	(8,494)	(7,726)
General and administrative expenses	(15,095)	(12,745)
Depreciation and amortization	(60,687)	(52,815)
Abandoned deal costs	(130)	—
Casualty losses	(711)	—
Interest expense	(36,488)	(39,226)
Gain on sale (loss on impairment) of real estate assets, net	7,554	35,211
Net income	$14,877	$46,354

(a)	Same store portfolio for the years ended December 31, 2020 and 2019 includes 51 properties, which represent 14,189 units.

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

We intend to meet our liquidity requirements primarily through a combination of one or more of the following:

•	the use of our cash and cash equivalents of $8.8 million as of December 31, 2020;
•	existing and future unsecured financing and financing secured directly or indirectly by the apartment properties in our portfolio including advances under our unsecured credit facility;
•	cash generated from operating activities;
•	net cash proceeds from property sales, including sales undertaken as part of our capital recycling strategy and other sales; and
•	proceeds from the sales of our common stock and other equity securities, including common stock that may be sold under our at-the-market program and/or issued on a forward basis.

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

•

During 2020, we continued our capital recycling initiative aimed at disposing of assets in markets where we lack scale, in order to invest in attractive non-gateway markets where scale has been, or can be, achieved. As part of this capital recycling initiative, we sold three properties for $59.7 million, in the aggregate, generating net cash proceeds of $58.4 million, in the aggregate, after costs.

•	During 2020, we issued 10,350,000 shares of common stock under forward sale agreements at an average price per share of $14.38, generating proceeds to us approximately $148.8 million.
•

During 2020, we entered into an equity distribution agreement (referred to above as our ATM Program) pursuant to which we may from time to time offer and sell shares of our common stock having an aggregate offering price of up to $150.0 million. In November 2020, we entered into a forward sale transaction under the ATM Program for the forward sale of 900,000 shares of our common stock that have not yet been settled.  Subject to our right to elect net share settlement, we expect to physically settle the forward sale transaction by the maturity date (December 2021) set forth in the forward sale transaction placement notice.  Assuming the forward sales transaction is physically settled in full utilizing the initial forward sale price of $14.00 per share, net of sales commissions, we expect to receive net proceeds of approximately $12.4 million, subject to adjustment in accordance with the forward sale transaction.

Cash Flows

As of December 31, 2020 and 2019, we maintained cash, cash equivalents, and restricted cash of approximately $13.6 million and $14.4 million, respectively. Our cash and cash equivalents were generated from the following activities (dollars in thousands):

	For the Years Ended December 31
	2020	2019	2018
Cash flow from operating activities	$74,959	$75,001	$68,530
Cash flow from investing activities	(124,540)	(106,396)	(229,457)
Cash flow from financing activities	48,763	29,783	162,353
Net change in cash and cash equivalents, and restricted cash	(818)	(1,612)	1,426
Cash and cash equivalents, and restricted cash, beginning of period	14,433	16,045	14,619
Cash and cash equivalents, and restricted cash, end of the period	$13,615	$14,433	$16,045

Our cash inflow from operating activities during the years ended December 31, 2020, 2019 and 2018 were primarily driven by ongoing operations of our properties.

Our cash outflow from investing activities during the year ended December 31, 2020 was primarily driven by $145.3 million of outflows related to two property acquisitions and capital expenditures of $37.4 million. This was partially offset by cash inflows of $58.1 million related to three property dispositions. Our cash outflow from investing activities during the year ended December 31, 2019 was primarily driven by $128.9 million of outflows related to three property acquisitions and capital expenditures of $45.6 million. This was partially offset by cash inflows of $68.1 million related to four property dispositions.  Our cash outflow from investing activities during the year ended December 31, 2018 was primarily driven by $215.8 million of outflows related to eight property acquisitions.

Our cash inflow from financing activities during the year ended December 31, 2020 was primarily driven by $148.2 million of proceeds from common stock issuances and was partially offset by $56.1 million of distributions on our common stock and mortgage repayments of $39.8 million.  Our cash inflow from financing activities during the year ended December 31, 2019 was primarily driven by net borrowings under our unsecured credit facility and term loans totaling $80.6 million plus $21.0 million of proceeds from common stock issuances and was partially offset by $64.7 million of distributions on our common stock. Our cash inflow from financing activities during the year ended December 31, 2018 was primarily driven by proceeds from our unsecured credit facility and term loans of $400.0 million. This was partially offset by $198.3 million of repayments of our unsecured credit facility and $52.5 million of distributions of our common stock.

Capitalization

Equity

On February 20, 2020, we entered into an underwriting agreement with KeyBanc Capital Markets Inc. and BMO Capital Markets Corp., as representatives of the several underwriters named therein (collectively, the “Underwriters”), BMO Capital Markets Corp. (the “Forward Seller”), and Bank of Montreal (the “Forward Counterparty”) relating to the offering of an aggregate of 10,350,000 shares of common stock at a price to the Underwriters of $14.688 per share, consisting of 10,350,000 shares of our common stock offered by the Forward Seller in connection with the forward sale agreements described below (including 1,350,000 shares of our common stock offered pursuant to the Underwriters’ option to purchase additional shares of our common stock, which was exercised in full). We completed the offering on February 24, 2020. We did not initially receive any proceeds from the sale of our common stock by the Forward Seller.

In connection with the offering, we also entered into two forward sale agreements. The first forward sale agreement (the “Initial Forward Sale Agreement”), dated February 20, 2020, with the Forward Seller and Forward Counterparty, and the second forward sale agreement (the “Additional Forward Sale Agreement”, together with the Initial Forward Sale Agreement, the “Forward Sale Agreements”), dated February 20, 2020, with the Forward Seller and the Forward Counterparty. In connection with the Forward Sale Agreements, the Forward Seller or its affiliate borrowed from third parties and sold to the Underwriters an aggregate of 10,350,000 shares of our common stock that was sold in the offering. On March 31, 2020, we physically settled $50.0 million under the Forward Sale Agreements by issuing 3,406,000 shares of our common stock. On December 28, 2020, we settled $98.8 million by issuing the remaining 6,944,000 shares of our common stock.

On November 13, 2020, we entered into an equity distribution agreement pursuant to which we may from time to time offer and sell shares of our common stock having an aggregate offering price of up to $150.0 million (the “ATM Program”) in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”).  Under the ATM Program, we may also enter into one or more forward sale transactions for the sale of shares of our common stock on a forward basis.  On November 13, 2020, we entered into a forward sale transaction under the ATM Program for the forward sale of 900,000 shares of our common stock that have not yet been settled.  Subject to our right to elect net share settlement, we expect to physically settle the forward sale transaction by the maturity date (December 21, 2021) set forth in the forward sale transaction placement notice.  Assuming the forward sales transaction is physically settled in full utilizing the initial forward sale price of $14.00 per share, net of sales commissions, we expect to receive net proceeds of approximately $12.4 million, subject to adjustment in accordance with the forward sale transaction.

Debt

The following tables contains summary information concerning our indebtedness as of December 31, 2020:

Debt:	Outstanding Principal	Unamortized Debt Issuance Costs	Carrying Amount	Type	Weighted Average Rate	Weighted Average Maturity (in years)
Unsecured credit facility (1)	$184,802	$(1,692)	$183,110	Floating	1.6%	2.4
Unsecured term loans	300,000	(1,241)	298,759	Floating	1.5%	3.3
Mortgages	465,092	(1,275)	463,817	Fixed	3.9%	3.2
Total Debt	$949,894	$(4,208)	$945,686		2.7%	3.1

(1)	The unsecured credit facility total capacity is $350.0 million, of which $184.8 million was outstanding as of December 31, 2020.

	Original maturities on or before December 31,
Debt:	2021	2022	2023	2024	2025	Thereafter
Unsecured credit facility	$-	$-	$184,802	$-	$-	$-
Unsecured term loans	-	-	-	300,000	-	-
Mortgages	48,484	66,478	107,636	36,913	162,562	43,019
Total	$48,484	$66,478	$292,438	$336,913	$162,562	$43,019

As of December 31, 2020 we were in compliance with all financial covenants contained in our indebtedness.

On July 9, 2020, we drew down on our unsecured credit facility to prepay and extinguish a property mortgage and make partial paydowns on certain other property mortgages totaling $32.1 million. The property mortgages had a weighted-average interest rate of 3.9% compared to the 1.6% interest rate on our unsecured credit facility as of June 30, 2020.

 Contractual Obligations

The table below summarizes our contractual obligations as of December 31, 2020 (dollars in thousands):

	Payment due by Year
	2021	2022	2023	2024	2025	Thereafter	Total
Principal payments on outstanding debt obligations	$48,484	$66,478	$292,438	$336,913	$162,562	$43,019	$949,894
Interest payments on outstanding debt obligations (1)	24,745	21,785	17,030	10,754	3,183	908	78,405
Operating lease obligations	511	375	382	388	395	1,996	4,047
Total	$73,740	$88,638	$309,850	$348,055	$166,140	$45,923	$1,032,346

(1)	Our unsecured credit facility and term loans assume a 30-day LIBOR rate of 0.15% as of December 31, 2020.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements during the year ended December 31, 2020 that have or are likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resource that is material to our interests.

Terms of Leases and Resident Characteristics

The leases for our portfolio typically follow standard forms customarily used between landlords and residents in the geographic area in which the relevant property is located. Under such leases, the resident typically agrees to pay an initial deposit (generally one month’s rent) and/or associated application and move in-fees, and then pays rent on a monthly basis during the term of the lease. As landlord, we are directly responsible for all real estate taxes, sales and use taxes, special assessments, property-level utilities, insurance and building repairs, and other building operation and management costs. Individual residents are generally responsible for the utility costs of their unit. Our lease terms are generally for one year or less and average twelve months.

Our apartment resident composition varies across the regions in which we operate, includes singles, roommates and family renters and is generally reflective of the principal employers in the relevant region. Our apartment properties predominantly consist of one-bedroom and two-bedroom units, although some of our apartment properties also have studio and three-bedroom units.

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

We make ongoing estimates of the collectability of our base rents, tenant reimbursements, and other service fees included within rental and other property revenue.  Effective January 1, 2019, if collectability is not probable for revenue streams accounted for under FASB ASC Topic 842, we adjust rental and other property income for the amount of uncollectible revenue. Prior to January 1, 2019, we maintained an allowance for doubtful accounts based on an ongoing analysis of collectability and recorded changes in the allowance for doubtful accounts as bad debt expense within property operating expenses.

Investments in Real Estate

Allocation of Purchase Price of Acquired Assets

In accordance with ASC 805 Topic 805, The properties we acquire are generally accounted for as asset acquisitions. Under asset acquisition accounting, the costs to acquire real estate, including transaction costs related to the acquisition, are accumulated and then allocated to the individual assets and liabilities acquired based upon their relative fair value. Transaction costs and fees incurred related to the financing of an acquisition are capitalized and amortized over the life of the related financing.

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

As of December 31, 2020, our only interest rate sensitive assets or liabilities related to our principal amount of $949.9 million of outstanding indebtedness, of which $465.1 million was fixed rate and $484.8 million was floating rate, three float-to-fixed interest rate swaps with a total notional amount of $450.0 million, and two interest rate collars with a total notional amount of $250.0 million. As of December 31, 2019, our only interest rate sensitive assets or liabilities related to our principal amount of $991.2 million of outstanding indebtedness, of which $504.9 million was fixed rate and $486.3 million was floating rate, was two float-to-fixed interest rate swaps with a total notional amount of $300.0 million, and two interest rate collars with a total notional amount of $250.0 million. We monitor interest rate risk routinely and seek to minimize the possibility that a change in interest rates would impact the interest incurred and our cash flows. To mitigate such risk, we may use interest rate derivative contracts.

As of December 31, 2020, and 2019, the fair value of our fixed-rate indebtedness was $479.9 million and $505.5 million, respectively. The fair value of our fixed rate indebtedness was estimated using a discounted cash flow analysis utilizing rates that we believe a market participant would expect to pay for debt of a similar type and remaining maturity as if the debt was originated at December 31, 2020 and 2019, respectively. As we expect to remain obligated on our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations.

As of December 31, 2020, our interest rate swap and interest rate collars had a combined liability fair value of $29.8 million.  The fair values of our interest rate swaps and interest rate collars were estimated using a discounted cash flow analysis based on forward interest rate curves.  The impact of the interest rate swaps and interest rate collars have been included in the table below.

The following table summarizes our indebtedness, and the impact to interest expense for a 12-month period, and the change in the net fair value of our indebtedness assuming an instantaneous increase or decrease of 100 basis points in the LIBOR interest rate curve (dollars in thousands):

	Liabilities Subject to Interest Rate Sensitivity (a)	100 Basis Point Increase	100 Basis Point Decrease
Interest expense from variable-rate indebtedness	$484,802	$848	$(848)
Fair value of fixed-rate indebtedness	479,929	(13,600)	14,107

(a)   Unpaid balance of variable-rate indebtedness as of December 31, 2020 is shown. Fair value of fixed-rate indebtedness as of December 31, 2020 is shown.

ITEM 8.	Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

OF INDEPENDENCE REALTY TRUST, INC.

(A Maryland Corporation)

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Independence Realty Trust, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Independence Realty Trust, Inc. and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes and financial statement schedule III (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 18, 2021, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Evaluation of real estate assets for potential impairment

As discussed in Note 3 to the consolidated financial statements, the Company had $1,708,152 thousand of investments in real estate, net as of December 31, 2020. As discussed in Note 2, the Company evaluates the recoverability of real estate assets whenever events or changes in circumstances indicate that the carrying amount of a real estate asset may exceed fair value.

We identified the evaluation of real estate assets for potential impairment as a critical audit matter. There is a high degree of subjective and complex auditor judgement in evaluating the relevant events or changes in circumstances that may indicate the carrying value of the asset may not be recoverable. In particular, the judgments regarding the Company’s plans for the respective assets, net operating income, occupancy rates, and the impact of changes in market conditions or other factors on the fair value of the real estate asset. Changes in these judgments could have a significant impact on the determination of the recoverability of the real estate assets.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the critical audit matter. This included controls related to evaluation of external market conditions, determining the period the Company will hold the real estate asset, net operating income and occupancy rates. We inquired of Company officials and inspected documents including Board of Directors minutes, purchase and sale agreements and plans for the respective assets to evaluate the likelihood that a real estate asset would be sold prior to the estimated holding period. We also performed independent evaluations, including examining property operating statements, property rental rates, occupancy levels, and third-party market reports for 1) indications of a significant decrease in the fair value of the real estate assets 2) decreases in current net operating income of the real estate assets and 3) the Company’s ability to carry out their plans for holding the real estate asset for the estimated holding period.

/s/ KPMG LLP

We have served as the Company’s auditor since 2014.

Philadelphia, Pennsylvania

February 18, 2021

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Independence Realty Trust, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Independence Realty Trust, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes and financial statement schedule III (collectively, the consolidated financial statements), and our report dated February 18, 2021 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

Philadelphia, Pennsylvania

February 18, 2021

Independence Realty Trust, Inc. and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands, except share and per share data)

	As of December 31, 2020	As of December 31, 2019
ASSETS:
Investments in real estate:
Investments in real estate, at cost	$1,916,770	$1,796,365
Accumulated depreciation	(208,618)	(158,435)
Investments in real estate, net	1,708,152	1,637,930
Cash and cash equivalents	8,751	9,888
Restricted cash	4,864	4,545
Other assets	12,338	10,380
Derivative assets	—	953
Intangible assets, net of accumulated amortization of $0 and $540, respectively	792	410
Total Assets	$1,734,897	$1,664,106
LIABILITIES AND EQUITY:
Indebtedness, net of unamortized deferred financing costs of $4,208 and $5,606, respectively	$945,686	$985,572
Accounts payable and accrued expenses	25,416	25,399
Accrued interest payable	1,976	2,196
Dividends payable	12,257	16,491
Derivative liabilities	29,842	7,769
Other liabilities	6,949	6,922
Total Liabilities	1,022,126	1,044,349
Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized, 0 and 0 shares issued and outstanding, respectively	—	—
Common stock, $0.01 par value; 300,000,000 shares authorized, 101,803,762 and 91,070,637 shares issued and outstanding, including 339,468 and 326,541 unvested restricted common share awards, respectively	1,018	911
Additional paid-in capital	919,615	765,992
Accumulated other comprehensive income (loss)	(33,822)	(12,099)
Retained earnings (accumulated deficit)	(178,751)	(141,525)
Total stockholders’ equity	708,060	613,279
Noncontrolling interests	4,711	6,478
Total Equity	712,771	619,757
Total Liabilities and Equity	$1,734,897	$1,664,106

The accompanying notes are an integral part of these consolidated financial statements

Independence Realty Trust, Inc. and Subsidiaries

Consolidated Statements of Operations

(Dollars in thousands, except share and per share information)

	For the Years Ended December 31,
	2020	2019	2018
REVENUE:
Rental and other property revenue	$211,167	$202,620	$190,712
Other revenue	739	603	520
Total revenue	211,906	203,223	191,232
EXPENSES:
Property operating expenses	82,978	79,568	76,363
Property management expenses	8,494	7,726	6,963
General and administrative expenses	15,095	12,745	10,817
Depreciation and amortization expense	60,687	52,815	45,221
Abandoned deal costs	130	—	—
Casualty losses	711	—	46
Total expenses	168,095	152,854	139,410
Interest expense	(36,488)	(39,226)	(36,006)
Other income	—	—	144
Gain on sale (loss on impairment) of real estate assets, net	7,554	35,211	10,650
Net income:	14,877	46,354	26,610
Income allocated to noncontrolling interest	(109)	(458)	(322)
Net income allocable to common shares	$14,768	$45,896	$26,288
Earnings per share:
Basic	$0.16	$0.51	$0.30
Diluted	$0.16	$0.51	$0.30
Weighted-average shares:
Basic	93,660,086	89,799,238	87,086,585
Diluted	94,688,440	90,417,486	87,376,991

The accompanying notes are an integral part of these consolidated financial statements.

Independence Realty Trust, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(Dollars in thousands)

	For the Years Ended December 31,
	2020	2019	2018
Net income	$14,877	$46,354	$26,610
Other comprehensive income (loss):
Change in fair value of interest rate hedges	(16,472)	(15,571)	(1,382)
Realized gains (losses) on interest rate hedges reclassified to earnings	(5,352)	1,139	(1,372)
Total other comprehensive income (loss)	(21,824)	(14,432)	(2,754)
Comprehensive income (loss) before allocation to noncontrolling interests	(6,947)	31,922	23,856
Allocation to noncontrolling interests	(8)	(141)	(178)
Comprehensive income (loss)	$(6,955)	$31,781	$23,678

The accompanying notes are an integral part of these consolidated financial statements.

Independence Realty Trust, Inc. and Subsidiaries

Consolidated Statements of Changes in Equity

(Dollars in thousands, except share and per share data)

	Preferred Shares	Par Value Preferred Shares	Common Shares	Par Value Common Shares	Additional Paid In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2017	-	$-	84,708,551	$846	$703,849	$4,626	$(85,221)	$624,100	$22,019	$646,119
Net income	-	-	-	-	-	-	26,288	26,288	322	26,610
Common dividends declared ($0.72 per share)	-	-	-	-	-	-	(63,409)	(63,409)	-	(63,409)
Other comprehensive income	-	-	-	-	-	(2,610)	-	(2,610)	(144)	(2,754)
Stock compensation	-	-	188,196	2	2,558	-	-	2,560	-	2,560
Repurchase of shares related to equity award tax withholding	-	-	(38,712)	-	(354)	-	-	(354)	-	(354)
Conversion of noncontrolling interest to common shares	-	-	2,130,244	21	14,485	-	-	14,506	(14,506)	-
Issuance of common shares, net	-	-	2,196,164	23	21,891	-	-	21,914	-	21,914
Distribution to noncontrolling interest declared ($0.72 per unit)	-	-	-	-	-	-	-	-	(641)	(641)
Balance, December 31, 2018	-	$-	89,184,443	$892	$742,429	$2,016	$(122,342)	$622,995	$7,050	$630,045
Net income	-	-	-	-	-	-	45,896	45,896	458	46,354
Common dividends declared ($0.72 per share)	-	-	-	-	-	-	(65,079)	(65,079)	-	(65,079)
Other comprehensive income	-	-	-	-	-	(14,115)	-	(14,115)	(317)	(14,432)
Stock compensation	-	-	209,215	1	3,165	-	-	3,166	-	3,166
Repurchase of shares related to equity award tax withholding	-	-	(49,928)	-	(642)	-	-	(642)	-	(642)
Conversion of noncontrolling interest to common shares	-	-	9,616	-	78	-	-	78	(78)	-
Issuance of common shares, net	-	-	1,717,291	18	20,962	-	-	20,980	-	20,980
Distribution to noncontrolling interest declared ($0.72 per unit)	-	-	-	-	-	-	-	-	(635)	(635)
Balance, December 31, 2019	-	$-	91,070,637	$911	$765,992	$(12,099)	$(141,525)	$613,279	$6,478	$619,757
Net income	-	-	-	-	-	-	14,768	14,768	109	14,877
Common dividends declared ($0.54 per share)	-	-	-	-	-	-	(51,994)	(51,994)	-	(51,994)
Other comprehensive income	-	-	-	-	-	(21,723)	-	(21,723)	(101)	(21,824)
Stock compensation	-	-	237,683	2	5,633	-	-	5,635	-	5,635
Repurchase of shares related to equity award tax withholding	-	-	(51,532)	(1)	(1,489)	-	-	(1,490)	-	(1,490)
Conversion of noncontrolling interest to common shares	-	-	196,974	1	1,371	-	-	1,372	(1,372)	-
Issuance of common shares, net	-	-	10,350,000	105	148,108	-	-	148,213	-	148,213
Distribution to noncontrolling interest declared ($0.54 per unit)	-	-	-	-	-	-	-	-	(403)	(403)
Balance, December 31, 2020	-	$-	101,803,762	$1,018	$919,615	$(33,822)	$(178,751)	$708,060	$4,711	$712,771

The accompanying notes are an integral part of these consolidated financial statements.

Independence Realty Trust, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Dollars in thousands)

	For the Years Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net income	$14,877	$46,354	$26,610
Adjustments to reconcile net income to cash flow from operating activities:
Depreciation and amortization	60,687	52,815	45,221
Amortization of deferred financing costs, net	1,448	1,423	1,430
Stock compensation expense	5,564	3,116	2,524
(Gain on sale) loss on impairment of real estate assets, net	(7,554)	(35,211)	(10,650)
Amortization related to derivative instruments	1,200	690	(40)
Casualty losses	711	-	-
Changes in assets and liabilities:
Other assets	(2,428)	1,344	(514)
Accounts payable and accrued expenses	754	3,490	3,284
Accrued interest payable	(182)	1,542	469
Other liabilities	(118)	(562)	196
Net cash provided by operating activities	74,959	75,001	68,530
Cash flows from investing activities:
Acquisition of real estate properties	(145,278)	(128,908)	(215,833)
Disposition of real estate properties	58,137	68,137	26,802
Capital expenditures	(37,399)	(45,625)	(40,426)
Cash flow (used in) investing activities	(124,540)	(106,396)	(229,457)
Cash flows from financing activities:
Proceeds from issuance of common stock	148,213	20,981	21,914
Proceeds from unsecured credit facility and term loan	195,501	234,059	400,000
Unsecured credit facility repayments	(197,000)	(153,500)	(198,262)
Mortgage principal repayments	(39,785)	(4,284)	(3,191)
Payments for deferred financing costs	(50)	(1,446)	(890)
Distributions on common stock	(56,146)	(64,745)	(52,476)
Distributions to noncontrolling interests	(480)	(640)	(658)
Payment for interest rate collars	-	-	(3,730)
Repurchase of shares related to equity award tax withholding	(1,490)	(642)	(354)
Net cash provided by financing activities	48,763	29,783	162,353
Net change in cash and cash equivalents, and restricted cash	(818)	(1,612)	1,426
Cash and cash equivalents, and restricted cash, beginning of period	14,433	16,045	14,619
Cash and cash equivalents, and restricted cash, end of the period	$13,615	$14,433	$16,045
Reconciliation of cash, cash equivalents, and restricted cash to the Consolidated Balance Sheet
Cash and cash equivalents	$8,751	$9,888	$9,316
Restricted cash	4,864	4,545	6,729
Total cash, cash equivalents, and restricted cash, end of period	$13,615	$14,433	$16,045
Supplemental cash flow information:
Cash paid for interest	$34,105	$37,531	$36,002
Supplemental disclosure of noncash investing and financing activities:
Decrease in noncontrolling interest from conversion of common limited partnership units to shares of common stock	$1,372	$78	$14,506
Distributions declared but not paid	$12,257	$16,491	$16,162
Mortgage debt assumed	$-	$-	$54,756
Initial measurement of operating lease right of use assets	$169	$2,812	$-
Initial measurement of operating lease liabilities	$169	$3,176	$-
Debt extinguishment costs included in net gains (losses) on sale of assets	$-	$7,417	$911
Capital expenditure accrual	$413	$804	$1,750

The accompanying notes are an integral part of these consolidated financial statements.

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of December 31, 2020

(Dollars in thousands, except share and per share data)

NOTE 1: Organization

Independence Realty Trust, Inc. (“IRT”), is a self-administered and self-managed Maryland real estate investment trust (“REIT”) which was formed on March 26, 2009.  Our primary purposes are to acquire, own, operate, improve and manage multifamily apartment communities in non-gateway markets. As of December 31, 2020, we owned and operated 56 (unaudited) multifamily apartment properties, totaling 15,667 (unaudited) units across non-gateway U.S markets, including Atlanta, Dallas, Louisville, Memphis, Raleigh, and Tampa. We own substantially all of our assets and conduct our operations through Independence Realty Operating Partnership, LP (“IROP”), of which we are the sole general partner.

   As used herein, the terms “we,” “our” and “us” refer to IRT and, as required by context, IROP and their subsidiaries.

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

e. Restricted Cash

Restricted cash includes escrows of our funds held by lenders to fund certain expenditures or to be released at our discretion upon the occurrence of certain pre-specified events. As of December 31, 2020 and 2019, we had $4,864 and $4,545, respectively, of restricted cash.

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

As of December 31, 2020

(Dollars in thousands, except share and per share data)

Allocation of Purchase Price of Acquired Assets

In accordance with FASB ASC Topic 805, the properties we acquire are generally accounted for as asset acquisitions. Under asset acquisition accounting, the costs to acquire real estate, including transaction costs related to the acquisition, are accumulated and then allocated to the individual assets and liabilities acquired based upon their relative fair value. Transaction costs and fees incurred related to the financing of an acquisition are capitalized and amortized over the life of the related financing.

We estimate the fair value of acquired tangible assets (consisting of land, building and improvements), identified intangible assets (consisting of in-place leases), and assumed debt at the date of acquisition, based on the evaluation of information and estimates available at that date.

The aggregate value of in-place leases is determined by evaluating various factors, including the terms of the leases that are in place and assumed lease-up periods.  During the year ended December 31, 2020 and 2019, we acquired in-place leases with a value of $1,013 and $1,265, respectively, related to our acquisitions that are discussed further in Note 3: Investments in Real Estate. The value assigned to these intangible assets is amortized over the assumed lease up period, typically six months.  For the years ended December 31, 2020, 2019 and 2018 we recorded $631, $1,599 and $3,433 of amortization expense for intangible assets, respectively. For the years ended December 31, 2020, 2019, and 2018 we wrote-off fully amortized intangible assets of $1,171, $1,846, and $4,153, respectively. Based on the intangible assets identified above, we expect to record amortization expense of intangible assets of $781 for 2020.

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

Depreciation

Depreciation expense for real estate assets is computed using a straight-line method based on a life of 40 years for buildings and improvements and five to ten years for furniture, fixtures, and equipment. For the years ended December 31, 2020, 2019 and 2018, we recorded $60,056, $51,216 and $41,788 of depreciation expense, respectively. For the years ended December 31, 2020 and 2019, we wrote-off fully depreciated fixed assets of $3,921 and $940, respectively.

Occasionally, we incur losses at our communities from wind storms, floods, fires and similar hazards. Sometimes, a portion of these losses are not fully covered by our insurance policies due to deductibles. In these cases, we estimate the carrying value of the damaged property and record a casualty loss for the difference between the estimated carrying value and the insurance proceeds. During the year ended December 31, 2020, 2019 and 2018, we incurred $711, $0, and $46 of casualty losses.

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

As of December 31, 2020

(Dollars in thousands, except share and per share data)

the timing and pattern of transfer of the lease and non-lease components is the same, (2) the lease component is the predominant element, and (3) the combined single lease component would be classified as an operating lease.

The table below presents our revenues disaggregated by revenue source.

	For the year ended December 31,
	2020	2019	2018
Rental revenue (1)	$203,512	$195,120	$184,330
Other property revenue (2)	7,655	7,500	6,382
Other revenue	739	603	520
Total revenue	$211,906	$203,223	$191,232
(1)	Amounts include all revenue streams derived from lease and non-lease components accounted for under FASB ASC Topic 842.
(2)

Amounts include revenue related to activities that are not considered components of a lease, including application fees and administrative fees, as well as revenue not related to leasing activities, including vendor revenue sharing. All amounts are accounted for under FASB ASC Topic 606.

Our portfolio of properties consists primarily of apartment communities geographically concentrated in the Southeastern United States. North Carolina, Georgia, Tennessee, Florida, Kentucky, Ohio, and Texas comprised 16.88%, 14.08%, 10.73%, 10.46%, 9.30%, 9.24%, and 7.07%, respectively, of our rental revenue for the year ended December 31, 2020. We have no single customer that accounts for 10% or more of revenue.

We make ongoing estimates of the collectability of our base rents, tenant reimbursements, and other service fees included within rental and other property revenue.  Effective January 1, 2019, if collectability is not probable for revenue streams accounted for under FASB ASC Topic 842, we adjust rental and other property income for the amount of uncollectible revenue. Prior to January 1, 2019, we maintained an allowance for doubtful accounts based on an ongoing analysis of collectability and recorded changes in the allowance for doubtful accounts as bad debt expense within property operating expenses.  For the year ended December 31, 2018, we recorded bad debt expense of $644 within property operating expenses in the consolidated statements of operations. For revenue streams accounted for under FASB ASC Topic 606, we apply FASB ASC Topic 326 to establish an allowance for estimated expected credit losses.

Due to the COVID-19 pandemic, some residents have experienced difficulty making rent payments and our rent receivables have increased compared to historical levels. This caused us to further evaluate collectability and we recorded a $927 provision for bad debts during the year ended December 31, 2020 to appropriately reflect management’s estimate for uncollectible accounts. The provision for bad debts was recorded as a reduction to rental and other property revenue in our consolidated statements of operations. The total adjustment to rental and other property income for the years ended December 31, 2020 and 2019 were $1,842 and $1,142, respectively.

To support our residents who were economically impacted and unable to pay their rent in full, we offered residents deferred rent payment plans whereby the resident could defer between 25% and 75% of their monthly rent for between one and three months. Residents were required to provide evidence of financial hardship and commit to a full 12-month lease term, which provided a longer period over which the deferred rent could be repaid. We accounted for the deferred payment plans as if no change had been made to the original lease agreement and continued to recognize rental income while increasing lease receivables from residents. During the year ended December 31, 2020, we entered into 276 deferred payment plans under which residents deferred a total of $515 in rental payments. As of December 31, 2020, deferred rent receivable from residents totaled $175.

For the years ended December 31, 2020, 2019, and 2018, we recognized revenues of $208, $156, and $195, respectively, related to recoveries of lost rental revenue due to natural disasters and other insurable events from our insurance providers.

Advertising Expenses

For the years ended December 31, 2020, 2019 and 2018, we incurred $2,338, $2,350, and $2,172 of advertising expenses, respectively.

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of December 31, 2020

(Dollars in thousands, except share and per share data)

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

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of December 31, 2020

(Dollars in thousands, except share and per share data)

FASB ASC Topic 825, “Financial Instruments” requires disclosure of the fair value of financial instruments for which it is practicable to estimate that value. Given that cash and cash equivalents and restricted cash are short term in nature with limited fair value volatility, the carrying amount is deemed to be a reasonable approximation of fair value and the fair value input is classified as a Level 1 fair value measurement. The fair value input for derivatives is classified as a Level 2 fair value measurement within the fair value hierarchy. The fair value inputs for our unsecured credit facility and our term loans are classified as Level 2 fair value measurements within the fair value hierarchy. The fair value of mortgage indebtedness is based on a discounted cash flows valuation technique. As this technique utilizes current credit spreads, which are generally unobservable, this is classified as a Level 3 fair value measurement within the fair value hierarchy.  We determine appropriate credit spreads based on the type of debt and its maturity. The following table summarizes the carrying amount and the fair value of our financial instruments as of the periods indicated:

	As of December 31, 2020		As of December 31, 2019
Financial Instrument	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Cash and cash equivalents	$8,751	$8,751	$9,888	$9,888
Restricted cash	4,864	4,864	4,545	4,545
Derivative assets	—	—	953	953

Liabilities
Debt:
Unsecured credit facility	183,110	184,802	183,966	186,302
Term loans	298,759	300,000	298,418	300,000
Mortgages	463,817	479,929	503,188	505,510
Derivative liabilities	29,842	29,842	7,769	7,769

i. Deferred Financing Costs

Costs incurred in connection with debt financing are deferred and classified within indebtedness and charged to interest expense over the terms of the related debt agreements, under the effective interest method.

j. Income Taxes

We have elected to be taxed as a REIT. Accordingly, we recorded no income tax expense for the years ended December 31, 2020, 2019 and 2018.

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

As of December 31, 2020

(Dollars in thousands, except share and per share data)

For the year ended December 31, 2020, 20% of dividends were characterized as capital gain distributions, 37% were characterized as ordinary income and 43% were characterized as return of capital.  For the year ended December 31, 2019, 69% of dividends were characterized as capital gain distributions, 16% were characterized as ordinary income and 15% were characterized as return of capital.  For the year ended December 31, 2018, 37% of dividends were characterized as capital gain distributions, 39% were characterized as ordinary income and 24% were characterized as return of capital.

k. Share-Based Compensation

We account for stock-based compensation in accordance with FASB ASC Topic 718, “Compensation - Stock Compensation”. Any stock-based compensation awards granted are measured based on the grant-date fair value of the award and compensation expense for the entire award is recognized on a straight-line basis over the requisite service period, which is the vesting period, for the entire award. Certain of our stock-based compensation awards provide for accelerated vesting upon retirement.  In these cases, we recognize compensation expense on a straight-line basis over the period from grant date to the date the employee will become retirement eligible.  If the grantee is retirement eligible at the time they receive an award, the full amount of compensation expense is recognized immediately on the grant date.

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

In accordance with FASB ASC Topic 815, “Derivatives and Hedging”, we measure each derivative instrument (including certain derivative instruments embedded in other contracts) at fair value and record such amounts in our consolidated balance sheet as either an asset or liability.  For derivatives designated as cash flow hedges, the changes in the fair value of the effective portions of the derivative are reported in other comprehensive income (loss) and changes in the ineffective portions of cash flow hedges, if any, are recognized in earnings.  For derivatives not designated as hedges, the changes in fair value of the derivative instrument are recognized in earnings.  Any derivatives that we designate in hedge relationships are done so at inception.  At inception, we determine whether or not the derivative is highly effective in offsetting changes in the designated interest rate risk associated with the identified indebtedness using regression analysis.  At each reporting period, we update our regression analysis and use the hypothetical derivative method to measure any ineffectiveness.

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of December 31, 2020

(Dollars in thousands, except share and per share data)

n. Office Leases

We apply FASB ASC Topic 842, “Leases”, which requires a lessee to recognize a right-of-use asset and a lease liability on the balance sheet at the lease commencement date for all leases, except those leases with terms of less than a year.  We lease corporate office space under leases with terms of up to 10 years and that may include extension options, but that do not include any residual value guarantees or restrictive covenants. As of December 31, 2020, we had $2,649 of operating lease right-of-use assets and $3,002 of operating lease liabilities related to our corporate office leases. As of December 31, 2019, we had $2,812 of operating lease right-of-use assets and $3,176 of operating lease liabilities related to our corporate office leases. The operating lease right-of-use assets are presented within other assets and the operating lease liabilities are presented within other liabilities in our consolidated balance sheet. We recorded $616 and $589, respectively, of total operating lease expense for years ended December 31, 2020 and 2019, which is recorded within property management expense and general and administrative expenses in our consolidated statements of operations.

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

NOTE 3: Investments in Real Estate

As of December 31, 2020, our investments in real estate consisted of 56 apartment properties (unaudited). The table below summarizes our investments in real estate:

	2020	2019	Depreciable Lives (In years)
Land	$251,365	$234,050	-
Building	1,527,535	1,453,052	40
Furniture, fixtures and equipment	137,870	109,263	5-10
Total investments in real estate	$1,916,770	$1,796,365
Accumulated depreciation	(208,618)	(158,435)
Investments in real estate, net	$1,708,152	$1,637,930

Acquisitions

The below table summarizes the acquisitions for the year ended December 31, 2020:

Property Name	Date of Purchase	Market	Units (unaudited)	Purchase Price
Adley at Craig Ranch	02/11/2020	Dallas, TX	251	$51,204
Legacy at Jones Farm	12/01/2020	Huntsville, AL	421	$94,027
Total			672	$145,231

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of December 31, 2020

(Dollars in thousands, except share and per share data)

The following table summarizes the aggregate fair value of the assets and liabilities associated with the properties acquired during the year ended December 31, 2020, on the date of acquisition.

Description	Fair Value of Asset Acquired During the Year Ended December 31, 2020
Assets acquired:
Investments in real estate (a)	$145,340
Other assets	89
Intangible assets	1,013
Total assets acquired	$146,442
Liabilities assumed:
Accounts payable and accrued expenses	261
Other liabilities	382
Total liabilities assumed	$643
Estimated fair value of net assets acquired	$145,799
(a)	Includes $84 of property related acquisition costs capitalized during the year ended December 31, 2020.

The below table summarizes the acquisitions for the year ended December 31, 2019:

Property Name	Date of Purchase	Market	Units (unaudited)	Purchase Price
North Park	04/30/2019	Atlanta, GA	224	$28,000
Rocky Creek	07/11/2019	Tampa, FL	264	48,000
Thornhill	10/01/2019	Raleigh, NC	318	52,925
Total			806	$128,925

Dispositions

The below table summarizes the dispositions for the year ended December 31, 2020:

Property Name	Date of Sale	Sale Price	Gain (impairment loss) on sale
Trails at Signal Mountain	10/27/2020	$20,000	$6,237
Live Oak Trace (1)	11/10/2020	25,400	(1,931)
Lakeshore on the Hill	11/23/2020	14,330	3,537
Total		$59,730	$7,843
(1)	Includes a $1,840 impairment charge recorded in the three months ended September 30, 2020.

The below table summarizes the dispositions for the year ended December 31, 2019:

Property Name	Date of Sale	Sale Price	Gain on sale (1)
Reserve at Eagle Ridge	04/30/2019	$42,000	$12,294
Little Rock, AR Portfolio	07/18/2019	56,500	2,220
Iron Rock	12/17/2019	56,000	20,683
Total		$154,500	$35,197
(1)	The gain for these properties is net of $7,417 of defeasance and debt prepayment costs.

The below table summarizes the dispositions for the year ended December 31, 2018:

Property Name	Date of Sale	Sale Price	Gain on sale (1)
Aventine Greenville	12/20/2018	$52,500	$6,119
Arbors at the Reservoir	12/27/2018	24,800	4,445
Total		$77,300	$10,564
(1)	The gain for these properties is net of $911 of debt prepayment costs.

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of December 31, 2020

(Dollars in thousands, except share and per share data)

NOTE 4: Indebtedness

The following tables contains summary information concerning our indebtedness as of December 31, 2020:

Debt:	Outstanding Principal	Unamortized Debt Issuance Costs	Carrying Amount	Type	Weighted Average Rate	Weighted Average Maturity (in years)
Unsecured credit facility (1)	$184,802	$(1,692)	$183,110	Floating	1.6%	2.4
Unsecured term loans	300,000	(1,241)	298,759	Floating	1.5%	3.3
Mortgages	465,092	(1,275)	463,817	Fixed	3.9%	3.2
Total Debt	$949,894	$(4,208)	$945,686		2.7%	3.1

(1)	The unsecured credit facility total capacity is $350,000, of which $184,802 was outstanding as of December 31, 2020.

	Original maturities on or before December 31,
Debt:	2021	2022	2023	2024	2025	Thereafter
Unsecured credit facility	$-	$-	$184,802	$-	$-	$-
Unsecured term loans	-	-	-	300,000	-	-
Mortgages	48,484	66,478	107,636	36,913	162,562	43,019
Total	$48,484	$66,478	$292,438	$336,913	$162,562	$43,019

As of December 31, 2020 we were in compliance with all financial covenants contained in our indebtedness.

The following tables contains summary information concerning our indebtedness as of December 31, 2019:

Debt:	Outstanding Principal	Unamortized Debt Issuance Costs	Carrying Amount	Type	Weighted Average Rate	Weighted Average Maturity (in years)
Unsecured credit facility (1)	$186,302	$(2,336)	$183,966	Floating	3.2%	3.4
Unsecured term loans	300,000	(1,582)	298,418	Floating	3.1%	4.3
Mortgages	504,876	(1,688)	503,188	Fixed	3.9%	4.0
Total Debt	$991,178	$(5,606)	$985,572		3.5%	4.0
(1)	The secured credit facility total capacity was $350,000, of which $186,302 was outstanding as of December 31, 2019.

Unsecured Credit Facility and Revolving Line of Credit

On May 9, 2019, we entered into a new $350,000 unsecured credit facility that consists entirely of a revolving line of credit (the “Unsecured Credit Facility”), refinancing and terminating a previous unsecured credit facility. We have the right to increase the aggregate amount of the Unsecured Credit Facility to up to $600,000.  The maturity date on borrowings outstanding under the Unsecured Credit Facility is May 9, 2023, subject to our option to extend the revolving commitment for two additional 6-month periods under certain circumstances, including the payment of an extension fee.  We may prepay the Unsecured Credit Facility, in whole or in part, at any time without a prepayment fee or penalty.  At our option, borrowings under the Unsecured Credit Facility will bear interest at a rate equal to either (i) the 1-month LIBOR rate plus a margin of 125 to 200 basis points, or (ii) a base rate plus a margin of 25 to 100 basis points. The applicable margin is determined based upon our total consolidated leverage ratio, as defined in the debt agreement. We recognized the refinance as a modification of our prior unsecured credit facility and incurred deferred financing costs of $1,129 associated with this transaction.

In addition to certain negative covenants, our Unsecured Credit Facility has financial covenants that require us to (i) maintain a consolidated leverage ratio below thresholds described in the debt agreement, (ii) maintain a minimum consolidated fixed charge coverage ratio, and (iii) maintain a minimum consolidated tangible net worth. Additionally, the covenants (i) limit (a) the amount of distributions that IRT can make to a percentage of Funds from Operations (as such term is described in the debt agreement), and (b) the amount of unhedged variable rate indebtedness that may be incurred by us, and (ii) requires us to maintain a pool of unencumbered properties with a total value of at least $100,000.

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of December 31, 2020

(Dollars in thousands, except share and per share data)

Term Loans

On November 20, 2017, we entered into an agreement for a $100,000 unsecured term loan that matures on November 20, 2024. We incurred upfront deferred costs of $917 associated with this facility. In November 2019, the unsecured term loan was amended, which reduced the interest spread. We incurred $257 of upfront deferred costs associated with the amendment. The interest rate on the unsecured term loan is LIBOR plus a spread of 1.20% – 1.90% based on our consolidated leverage ratio.

On October 30, 2018, we entered into an agreement for a $200,000 unsecured term loan that matures on January 17, 2024. We incurred upfront deferred costs of $821 associated with this facility. The interest rate on the unsecured term loan is LIBOR plus a spread of 1.20% – 1.90% based on our consolidated leverage ratio. At closing, we drew $150,000 under the loan. The remaining $50,000 was drawn in February 2019. We applied proceeds of both draws to reduce outstanding borrowings under our Unsecured Credit Facility.

Mortgages

On July 9, 2020, we drew down on our Unsecured Credit Facility to prepay and extinguish a property mortgage and make partial paydowns on certain other property mortgages totaling $32,117. The property mortgages had a weighted-average interest rate of 3.9% compared to the 1.6% interest rate on our unsecured credit facility as of June 30, 2020.

During the year ended December 31, 2019, in connection with three property dispositions, we extinguished property mortgages totaling $76,512.

NOTE 5: Derivative Financial Instruments

The following table summarizes the aggregate notional amount and estimated net fair value of our derivative instruments as of December 31, 2020 and 2019:

	As of December 31, 2020			As of December 31, 2019
	Notional	Fair Value of Assets	Fair Value of Liabilities	Notional	Fair Value of Assets	Fair Value of Liabilities
Cash flow hedges:
Interest rate swap	$150,000	$—	694	$150,000	$953	$—
Interest rate collars	250,000	—	13,331	250,000	—	4,330
Forward interest rate swaps	—	—	15,817	—	—	3,439
Total	$400,000	$—	29,842	$400,000	$953	$7,769

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

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of December 31, 2020

(Dollars in thousands, except share and per share data)

On November 17, 2017, we purchased an interest rate collar with a notional value of $100,000, a 2.00% cap and 1.25% floor, and a maturity date of November 17, 2024. We designated $50,000 of the interest rate collar as a cash flow hedge at inception and determined that the hedge is highly effective in offsetting interest rate fluctuations associated with the identified indebtedness. We concluded that this hedging relationship was and will continue to be highly effective using the hypothetical derivative method.

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

Forward interest rate swaps

On March 2, 2020, we entered into a forward-starting interest rate swap with a notional value of $150,000 and a strike rate of 0.985%. This forward interest rate swap has an effective date of May 17, 2022 and a maturity date of May 17, 2027. We designated this forward interest rate swap as a cash flow hedge at inception and determined that the hedge is highly effective in offsetting interest rate fluctuations associated with the identified indebtedness.

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

Effective interest rate swaps and collars are reported in accumulated other comprehensive income (loss) and the fair value of these hedge agreements is included in other assets or other liabilities.

For interest rate swaps and collars that are considered effective hedges, we reclassified realized gains (losses) of ($5,352), $1,139 and $1,372 to earnings within interest expense for the years ended December 31, 2020, 2019 and 2018, respectively. For interest rate swaps that are considered effective hedges, we expect ($7,934) to be reclassified out of accumulated other comprehensive income (loss) to earnings over the next 12 months.

NOTE 6: Stockholder Equity and Noncontrolling Interest

Stockholder Equity

On February 20, 2020, we entered into an underwriting agreement with KeyBanc Capital Markets Inc. and BMO Capital Markets Corp., as representatives of the several underwriters named therein (collectively, the “Underwriters”), BMO Capital Markets Corp. (the “Forward Seller”), and Bank of Montreal (the “Forward Counterparty”) relating to the offering of an aggregate of 10,350,000 shares of our common stock at a price to the Underwriters of $14.688 per share, consisting of 10,350,000 shares of our common stock offered by the Forward Seller in connection with the forward sale agreements described below (including 1,350,000 shares of our common stock offered pursuant to the Underwriters’ option to purchase additional shares of our common stock, which was exercised in full). We completed the offering on February 24, 2020. We did not initially receive any proceeds from the sale of our common stock by the Forward Seller.

In connection with the offering, we also entered into two forward sale agreements, the first forward sale agreement (the “Initial Forward Sale Agreement”), dated February 20, 2020, with the Forward Seller and Forward Counterparty, and the second forward sale agreement (the “Additional Forward Sale Agreement”, together with the Initial Forward Sale Agreement, the “Forward Sale Agreements”), dated February 20, 2020, with the Forward Seller and the Forward Counterparty. In connection with the Forward Sale Agreements, the Forward Seller or its affiliate borrowed from third parties and sold to the Underwriters an aggregate of 10,350,000 shares of our common stock that was sold in the offering. On March 31, 2020, we physically settled $50,000 under the Forward Sale Agreements by issuing 3,406,000 shares of our common stock. On December 28, 2020, we settled $98,775 by issuing the remaining 6,944,000 shares of our common stock.

On November 13, 2020, we entered into an equity distribution agreement pursuant to which we may from time to time offer and sell shares of our common stock having an aggregate offering price of up to $150,000 (the “ATM Program”) in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended.

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of December 31, 2020

(Dollars in thousands, except share and per share data)

Under the ATM Program, we may also enter into one or more forward sale transactions for the sale of shares of our common stock on a forward basis.  On November 13, 2020, we entered into a forward sale transaction under the ATM Program for the forward sale of 900,000 shares of our common stock that have not yet been settled.  Subject to our right to elect net share settlement, we expect to physically settle the forward sale transaction by the maturity date (December 21, 2021) set forth in the forward sale transaction placement notice.  Assuming the forward sales transaction is physically settled in full utilizing the initial forward sale price of $14.00 per share, net of sales commissions, we expect to receive net proceeds of approximately $12,400, subject to adjustment in accordance with the forward sale transaction.

We evaluated the accounting for forward sale agreements under FASB ASC Topic 480 “Distinguishing Liabilities from Equity” and FASB ASC Topic 815 “Derivatives and Hedging”. As the Forward Sale Agreements are considered indexed to our own equity and since they meet the equity classification conditions in ASC 815, the Forward Sale Agreements have been classified as equity.

Our board of directors declared the following dividends in 2020:

Quarter	Declaration Date	Record Date	Payment Date	Dividend Declared Per Share
First quarter 2020	March 16, 2020	April 2,2020	April 24, 2020	$0.18
Second quarter 2020	June 15, 2020	July 2, 2020	July 24, 2020	$0.12
Third quarter 2020	September 15, 2020	October 2, 2020	October 23, 2020	$0.12
Fourth quarter 2020	December 14, 2020	December 30, 2020	January 22, 2021	$0.12

Our board of directors declared the following dividends in 2019:

Quarter	Declaration Date	Record Date	Payment Date	Dividend Declared Per Share
First quarter 2019	March 18, 2019	March 29 2019	April 25, 2019	$0.18
Second quarter 2019	June 17, 2019	June 28, 2019	July 25, 2019	$0.18
Third quarter 2019	September 12, 2019	September 27, 2019	October 25, 2019	$0.18
Fourth quarter 2019	December 16, 2019	December 26, 2019	January 24, 2020	$0.18

Noncontrolling Interest

During 2020, holders of IROP units exchanged 196,974 units for 196,974 shares of our common stock. As of December 31, 2020, 674,517 IROP units held by unaffiliated third parties remain outstanding as of December 31, 2020.

During 2019, holders of IROP units exchanged 9,616 units for 9,616 shares of our common stock. As of December 31, 2019, 871,491 IROP units held by unaffiliated third parties remain outstanding as of December 31, 2019.

Our board of directors declared the following distributions on our operating partnership’s LP units during 2020:

Quarter	Declaration Date	Record Date	Payment Date	Dividend Declared Per Share
First quarter 2020	March 16, 2020	April 2, 2020	April 24, 2020	$0.18
Second quarter 2020	June 15, 2020	July 2, 2020	July 24, 2020	$0.12
Third quarter 2020	September 15, 2020	October 2, 2020	October 23, 2020	$0.12
Fourth quarter 2020	December 14, 2020	December 30, 2020	January 22, 2021	$0.12

Our board of directors declared the following distributions on our operating partnership’s LP units during 2019:

Quarter	Declaration Date	Record Date	Payment Date	Dividend Declared Per Share
First quarter 2019	March 18, 2019	March 29 2019	April 25, 2019	$0.18
Second quarter 2019	June 17, 2019	June 28, 2019	July 25, 2019	$0.18
Third quarter 2019	September 12, 2019	September 27, 2019	October 25, 2019	$0.18
Fourth quarter 2019	December 16, 2019	December 26, 2019	January 24, 2020	$0.18

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of December 31, 2020

(Dollars in thousands, except share and per share data)

NOTE 7: Equity Compensation Plans

In May 2016, our stockholders approved and our board of directors adopted an amended and restated Long Term Incentive Plan (the “Incentive Plan”), which provides for the grants of awards to our directors, officers, employees, and consultants. The Incentive Plan authorizes the grant of restricted or unrestricted shares of our common stock, performance share units (“PSUs”), non-qualified and incentive stock options, restricted stock units (“RSUs”), stock appreciation rights (“SARs”), dividend equivalents and other stock- or cash-based awards. In conjunction with the amendment, the number of shares of common stock issuable under the Incentive Plan was increased to 4,300,000 shares and the term of the Incentive Plan was extended to May 12, 2026.

Under the Incentive Plan, we have granted restricted shares, RSUs, SARs, and PSUs. For the years ended December 31, 2020, 2019 and 2018 we recognized $5,635, $3,166 and $2,524 of stock compensation expense, respectively. In 2020, our PSU and RSU award agreements were revised to provide for accelerated vesting upon retirement, as defined in the award agreements. Due to this revision, the stock compensation expense associated with any such award granted to a retirement eligible employee is recognized in full on the date of grant. During the year ended December 31, 2020, $1,667 of stock compensation was recognized with respect to awards granted to retirement eligible employees.

The restricted shares and RSUs granted under the Incentive Plan generally vest over a two, three, or four year period. In addition, we have granted unrestricted shares to our directors.  These awards generally vested immediately. A summary of restricted common share award and RSU activity is presented below.

	2020		2019		2018
	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Balance, January 1,	326,541	$9.54	303,819	$8.22	295,847	$7.84
Granted	282,735	12.85	213,744	10.39	233,706	8.64
Vested	(164,026)	9.32	(174,367)	9.27	(175,555)	7.99
Forfeited	(38,401)	12.20	(16,655)	9.75	(50,179)	8.45
Balance, December 31, (1)	406,849	$11.68	326,541	$9.54	303,819	$8.22

(1)	The outstanding award balance above included 67,381, 0, and 0 RSUs as of December 31, 2020, 2019, and 2018, respectively.

Subsequent to December 31, 2020, 86,591 restricted stock awards and RSUs valued at a weighted-average price of $14.17, or $1,227 in the aggregate were awarded to employees.  These awards vest over a two or three-year period.

As of December 31, 2020, the unearned compensation cost relating to unvested restricted common share awards and RSUs was $2,437, which will be recognized over a weighted-average period of 1.8 years. The estimated fair value of restricted common share awards, and RSUs, vested during 2020, 2019, and 2018 was $2,076, $1,836, and $1,539, respectively.

The PSUs granted under the Incentive Plan have a three-year performance period and are generally based on (1) market performance as measured by total stockholder return for 70% of the award and (2) a subjective performance condition tied to achievement of specified individual criteria for 30% of the award. The PSUs vest 50% upon the Compensation Committee’s determination as to the satisfaction of the performance criteria (which shall be within two months of the last day of the performance period) and 50% on the first anniversary of the last day of the performance period, subject to continued service through such dates.  A summary of PSU activity is presented below.

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of December 31, 2020

(Dollars in thousands, except share and per share data)

	2020		2019		2018
	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Balance, January 1,	717,677	$7.52	453,748	$7.04	150,980	$7.12
Granted (1)	202,145	11.77	263,929	8.35	302,768	7.00
Change in awards based on performance (2)	75,488	$7.12	—	0.00	—	0.00
Vested	(113,234)	7.12	—	0.00	—	0.00
Balance, December 31,	882,076	$8.21	717,677	$7.52	453,748	$7.04
(1)

PSUs granted reflects the number of awards assuming target performance. The actual number of awards earned is based on actual performance during the three-year performance period and ranges from 0%-150% of target.

(2)	Represents the change in the numbers of PSUs earned based on performance achievement for the performance period.

Our assumptions used in computing the fair value of the PSUs at the dates of their respective awards, using the Monte Carlo method, were as follows:

	For the year ended December 31,
	2020	2019	2018
Dividend yield	6.1%	7.6%	8.2%
Volatility (a)	22.0%	21.0%	28.0%
Expected term	2.8 years	2.8 years	2.9 years

(a)	This represents the volatility assumption used for IRT. The volatility assumptions used for our peer group and the NAREIT Mortgage Index ranged from 15% to 41%.

The Company estimates future expenses associated with PSUs outstanding at December 31, 2020 to be $2,131, which will be recognized over a weighted-average period of 2.3 years. The estimated fair value of PSUs vested during 2020, 2019, and 2018 was $1,862, $0, and $0.

A summary of the SARs activity of the Incentive Plan is presented below.

	2020		2019		2018
	SARs	Weighted Average Exercise Price	SARs	Weighted Average Exercise Price	SARs	Weighted Average Exercise Price
Outstanding, January 1,	9,000	$9.35	195,000	$9.35	250,000	$9.28
Granted	—	—	—	—	—	—
Expired	(9,000)	9.35	—	—	—	—
Exercised	—	—	(186,000)	9.35	(55,000)	9.02
Forfeited	—	—	—	—	—	—
Outstanding, December 31,	—	$9.35	9,000	$9.35	195,000	$9.35
SARs exercisable at December 31,	—		9,000		195,000

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of December 31, 2020

(Dollars in thousands, except share and per share data)

NOTE 8: Related Party Transactions and Arrangements

Property Management Fees Earned from our Former External Advisor

On December 20, 2016, in connection with our management internalization, we acquired property management agreements with respect to each of our properties from our former property manager, which was affiliated with our former external advisor. Subsequent to this transaction, we earned $0, $0, and $63 of property management fees from our former external advisor for the years ended December 31, 2020, 2019, and 2018, respectively.

NOTE 9: Earnings (Loss) Per Share

The following table presents a reconciliation of basic and diluted earnings (loss) per share for the years ended December 31, 2020, 2019 and 2018:

	For the Years Ended December 31,
	2020	2019	2018
Net Income (loss)	$14,877	$46,354	$26,610
(Income) loss allocated to non-controlling interests	(109)	(458)	(322)
Net Income (loss) allocable to common shares	14,768	45,896	26,288
Weighted-average shares outstanding—Basic	93,660,086	89,799,238	87,086,585
Dilutive securities	1,028,354	618,248	290,406
Weighted-average shares outstanding—Diluted	94,688,440	90,417,486	87,376,991
Earnings per share—Basic	$0.16	$0.51	$0.30
Earnings per share—Diluted	$0.16	$0.51	$0.30

Certain IROP units and shares deliverable under the forward sale agreements totaling 1,574,517, 871,491, and 881,107 for the years ended December 31, 2020, 2019 and 2018, respectively, were excluded from the earnings per share computation because their effect would have been anti-dilutive.

NOTE 10: Quarterly Financial Data (Unaudited)

The following table summarizes our quarterly financial data which, in the opinion of management, reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of our results of operations:

	For the Three-Month Periods Ended
	March 31	June 30	September 30	December 31
2020
Total revenue	$51,350	$52,268	$54,200	$54,088
Net income (loss)	(374)	799	1,092	13,360
Net income (loss) allocable to common shares	(372)	789	1,090	13,261
Total earnings per share—Basic (1)	$ 0.00	$0.01	$0.01	$0.14
Total earnings per share—Diluted (1)	$ 0.00	$0.01	$0.01	$0.14
2019
Total revenue	$49,540	$50,956	$51,299	$51,428
Net income (loss)	2,566	14,856	4,912	24,020
Net income (loss) allocable to common shares	2,540	14,709	4,863	23,784
Total earnings per share—Basic (1)	$0.03	$0.16	$0.05	$0.26
Total earnings per share—Diluted (1)	$0.03	$0.16	$0.05	$0.26

(1)	The summation of quarterly per share amounts may not equal the full year amounts due to rounding.

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of December 31, 2020

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

NOTE 12: Commitments and Contingencies

Risks and Uncertainties

Currently, one of the most significant risks and uncertainties is the duration and scope of the current global COVID-19 pandemic, which has disrupted businesses and slowed economic activity. We have been impacted by the COVID-19 pandemic and, in response, we have made operational and policy changes to: (1) comply with governmental mandates on a jurisdiction by jurisdiction basis; (2) protect our employees, residents, and prospective residents; and (3) minimize the adverse financial impact to us. The extent to which COVID-19 continues to impact our business, operations and financial results will depend on numerous evolving factors, many of which are not within management’s control, and that we are unable to predict at this time, including but not limited to: (1) the duration and scope of the pandemic; (2) the pandemic’s impact on current and future economic activity; and (3) the actions of governments, businesses and individuals in response to the COVID-19 pandemic.

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

Lease Obligations

We lease office space in Philadelphia, PA and Chicago, IL.  As of December 31, 2020, the annual minimum rent due pursuant to these leases for each of the next five years and thereafter is estimated to be $511, $375, $382, $388, $394, and $1,996 respectively.

Independence Realty Trust

Schedule III - Real Estate and Accumulated Depreciation

As of December 31, 2020

(Dollars in thousands)

				Cost of		Gross Carrying		Accumulated	Encumbrances
Property		Initial Cost		Improvements,		Amount		Depreciation-	(Unpaid	Year of
Name	Location	Land	Building	Land	Building	Land	Building	Building	Principal)	Acquisition
Crestmont	Marietta, GA	$3,254	$13,017	$-	$6,006	$3,254	$19,023	$(6,863)	$(5,996)	2011
Runaway Bay	Indianapolis, IN	3,079	12,318	-	1,434	3,079	13,752	(3,115)	(8,745)	2012
Windrush	Edmond, OK	1,677	7,464	-	1,011	1,677	8,475	(1,673)	-	2014
Heritage Park	Oklahoma, OK	4,234	12,232	-	3,365	4,234	15,597	(3,447)	-	2014
Raindance	Oklahoma, OK	3,503	10,051	-	2,344	3,503	12,395	(2,690)	-	2014
Augusta	Oklahoma, OK	1,296	9,930	-	1,468	1,296	11,398	(2,191)	-	2014
Invitational	Oklahoma, OK	1,924	16,852	-	2,127	1,924	18,979	(3,630)	-	2014
Kings Landing	Creve Coeur, MO	2,513	29,873	-	1,278	2,513	31,151	(5,632)	(19,862)	2014
Walnut Hill	Cordova, TN	2,230	25,251	-	2,307	2,230	27,558	(4,684)	(18,650)	2014
Lenox Place	Raleigh, NC	3,480	20,482	-	1,212	3,480	21,694	(3,746)	(15,991)	2014
Stonebridge Crossing	Memphis, TN	3,100	26,223	-	7,852	3,100	34,075	(6,662)	(19,370)	2014
Bennington Pond	Groveport, OH	2,400	14,828	-	1,421	2,400	16,249	(2,923)	(11,375)	2014
Prospect Park	Louisville, KY	2,837	11,193	-	1,001	2,837	12,194	(2,035)	(9,075)	2014
Brookside	Louisville, KY	3,947	16,503	-	876	3,947	17,379	(2,980)	(13,229)	2014
Jamestown	Louisville, KY	7,034	27,730	-	10,775	7,034	38,505	(8,467)	(22,496)	2014
Oxmoor	Louisville, KY	7,411	47,095	-	9,898	7,411	56,993	(10,262)	(35,213)	2014
Meadows	Louisville, KY	6,857	30,030	-	2,669	6,857	32,699	(5,578)	(23,838)	2014
Bayview Club	Indianapolis, IN	2,525	22,506	-	1,733	2,525	24,239	(3,888)	-	2015
Arbors River Oaks	Memphis, TN	2,100	19,045	-	3,721	2,100	22,766	(3,797)	-	2015
Aston	Wake Forest, NC	3,450	34,333	-	963	3,450	35,296	(4,860)	(24,561)	2015
Avenues at Craig Ranch	McKinney, TX	5,500	42,054	-	1,313	5,500	43,367	(5,948)	(30,309)	2015
Bridge Pointe	Huntsville, AL	1,500	14,306	-	780	1,500	15,086	(2,225)	-	2015
Creekstone at RTP	Durham, NC	5,376	32,727	-	861	5,376	33,588	(4,630)	(21,234)	2015
Fountains Southend	Charlotte, NC	4,368	37,254	-	682	4,368	37,936	(5,123)	(22,134)	2015
Fox Trails	Plano, TX	5,700	21,944	-	2,988	5,700	24,932	(3,926)	-	2015
Millenia 700	Orlando, FL	5,500	41,752	-	1,860	5,500	43,612	(6,148)	-	2015
Miller Creek at German Town	Memphis, TN	3,300	53,504	-	919	3,300	54,423	(7,321)	-	2015
Pointe at Canyon Ridge	Atlanta, GA	11,100	36,995	-	8,480	11,100	45,475	(8,252)	-	2015
St James at Goose Creek	Goose Creek, SC	3,780	27,695	-	923	3,780	28,618	(4,054)	-	2015
Talison Row at Daniel Island	Daniel Island, SC	5,480	41,409	-	899	5,480	42,308	(5,796)	(30,971)	2015
Vue at Knoll Trail	Dallas, TX	3,100	6,077	-	665	3,100	6,742	(1,016)	-	2015
Waterstone at Brier Creek	Raleigh, NC	4,200	34,651	-	733	4,200	35,384	(4,811)	(11,850)	2015
Waterstone Big Creek	Alpharetta, GA	7,600	61,971	-	740	7,600	62,711	(8,395)	(48,285)	2015
Westmont Commons	Asheville, NC	2,750	25,225	-	975	2,750	26,200	(3,728)	-	2015
Lakes at Northdale	Tampa, FL	3,898	25,543	-	1,378	3,898	26,921	(2,891)	-	2017
Haverford Place	Lexington, KY	3,927	10,100	-	1,703	3,927	11,803	(1,575)	-	2017
Village at Auburn Hills	Durham, NC	5,621	36,923	-	7,645	5,621	44,568	(6,077)	-	2017
Cherry Grove	North Myrtle Beach, SC	550	15,369	-	1,523	550	16,892	(1,711)	-	2017
Commons at Canal Winchester	Canal Winchester, OH	3,400	20,703	-	3,441	3,400	24,144	(2,581)	-	2017
Schirm Farms	Canal Winchester, OH	3,960	19,488	-	2,886	3,960	22,374	(2,464)	-	2017
Riverchase	Indianapolis, IN	1,460	17,250	-	1,014	1,460	18,264	(1,704)	-	2017
Tides at Calabash	Wilmington, NC	1,880	12,214	-	536	1,880	12,750	(1,117)	-	2017
Brunswick Point	Wilmington, NC	2,150	28,214	-	2,146	2,150	30,360	(2,810)	(18,522)	2017
Creekside Corners	Lithonia, GA	6,140	37,285	-	5,987	6,140	43,272	(4,408)	(22,796)	2018
Hartshire Lakes	Bargersville, IN	3,070	24,210	-	1,236	3,070	25,446	(2,127)	(15,532)	2018
The Chelsea	Columbus, OH	2,739	33,698	-	661	2,739	34,359	(2,630)	-	2018
Avalon Oaks	Columbus, OH	4,189	18,301	-	3,096	4,189	21,397	(1,780)	-	2018
Vantage on Hillsborough	Tampa, FL	10,671	31,953	967	7,853	11,638	39,806	(3,374)	-	2018
Collier Park	Grove City, OH	2,325	18,688	-	757	2,325	19,445	(1,311)	-	2018
Waterford Landing	McDonough, GA	2,867	27,477	-	2,551	2,867	30,028	(1,888)	(15,058)	2018
Lucerne	Brandon, FL	3,114	43,540	-	3,589	3,114	47,129	(3,006)	-	2018
North Park	Stockbridge, GA	2,848	24,933	-	1,613	2,848	26,546	(1,231)	-	2019
Rocky Creek	Tampa, FL	15,669	31,979	-	989	15,669	32,968	(1,229)	-	2019
Thornhill	Raleigh, NC	12,282	40,207	-	947	12,282	41,154	(1,239)	-	2019
The Adley	McKinney, TX	4,673	46,389	-	39	4,673	46,428	(969)	-	2020
Legacy at Jones Farm	Huntsville, AL	14,860	78,552	-	-	14,860	78,552	-	-	2020
Total Investment in Real Estate		$250,398	$1,527,536	$967	$137,869	$251,365	$1,665,405	$(208,618)	$(465,092)

Investments in Real Estate	December 31, 2020	December 31, 2019	December 31, 2018 (a)

Balance, beginning of period	$1,796,365	$1,745,640	$1,504,156
Additions during period:
Acquisitions	145,340	127,908	270,220
Improvements to land and building	35,783	45,623	41,587
Deductions during period:
Dispositions of real estate	(56,797)	(121,865)	(69,915)
Asset write-offs	(3,921)	(941)	(408)
Balance, end of period:	$1,916,770	$1,796,365	$1,745,640

	For the year ended
Accumulated Depreciation	December 31, 2020	December 31, 2019	December 31, 2018 (a)

Balance, beginning of period	$158,435	$120,202	$84,097
Depreciation expense	59,717	50,955	41,652
Dispositions of real estate	(5,613)	(11,781)	(5,139)
Asset write-off	(3,921)	(941)	(408)
Balance, end of period:	$208,618	$158,435	$120,202

(a)	Includes properties classified as held for sale as of December 31, 2018.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 Framework). Based on this assessment, management believes that, as of December 31, 2020, our internal control over financial reporting is effective.

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

The information required by this item will be set forth in our definitive proxy statement with respect to our 2021 annual meeting of stockholders, and is incorporated herein by reference.

ITEM 11.	Executive Compensation

The information required by this item will be set forth in our definitive proxy statement with respect to our 2021 annual meeting of stockholders, and is incorporated herein by reference.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be set forth in our definitive proxy statement with respect to our 2021 annual meeting of stockholders, and is incorporated herein by reference.

ITEM 13.	Certain Relationships and Related Transactions and Director Independence

The information required by this item will be set forth in our definitive proxy statement with respect to our 2021 annual meeting of stockholders, and is incorporated herein by reference.

ITEM 14.	Principal Accountant Fees and Services

The information required by this item will be set forth in our definitive proxy statement with respect to our 2021 annual meeting of stockholders, and is incorporated herein by reference.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

The following documents are filed as part of this report:

1.	Consolidated Financial Statements

Index to Consolidated Financial Statements

Independence Realty Trust, Inc.

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets as of December 31, 2020 and 2019.

Consolidated Statements of Operations for the years ended December 31, 2020, 2019 and 2018.

Consolidated Statements of Changes in Equity for the years ended December 31, 2020, 2019 and 2018.

Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019 and 2018.

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

EXHIBIT INDEX
4.2

Exchange Rights Agreement dated as of December 30, 2014 among IRT, IROP and the limited partners named therein, incorporated by reference to Exhibit 4.1.9 to IRT’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (the “2014 10-K”).

4.3	Fifth Amended and Restated Agreement of Limited Partnership of IROP, dated as of March 3, 2017, incorporated by reference to Exhibit 4.1.12 to the 2016 10-K.

4.4	Exchange Rights Agreement dated June 30, 2017, incorporated by reference to Exhibit 4.1.13 to IRT’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

4.5	Description of Independence Realty Trust, Inc.’s Securities, incorporated by reference to Exhibit 4.5 to IRT’s Annual Report on Form 10-K for the year ended December 31, 2019.

10.1

Equity Distribution Agreement, dated November 13, 2020, by and among IRT, IROP and each Bank of Montreal, BofA Securities, Inc., BMO Capital Markets Corp., Capital One Securities, Inc., Citigroup Global Markets Inc., Jefferies LLC, KeyBanc Capital Markets Inc., Robert W. Baird & Co. Incorporated, Stifel, Nicolaus & Company, Incorporated and Truist Securities (including Form of Master Confirmation), incorporated by reference to Exhibit 1.1 to IRT’s Current Report on Form 8-K filed on November 13, 2020.

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

10.6

Term Loan Agreement dated as of November 20, 2017 by and among Independence Realty Operating Partnership, LP and the subsidiary borrowers named therein, collectively, as borrower, KeyBank National Association (“KeyBank”), as an initial lender thereunder together with the other lenders named therein, KeyBank, as administrative agent, Capital One, National Association (“Capital One”) and The Huntington National Bank (“HNB”), as co-syndication agents, and KeyBank Capital Markets (“KeyBank Markets”), Capital One and HNB, as joint bookrunners and KeyBank Markets, Capital One and HNB, as joint lead arrangers, incorporated by reference to Exhibit 10.1 to IRT’s Current Report on Form 8-K filed on November 21, 2017.

10.7	Employment Agreement, dated December 20, 2016, by and between IRT and Scott F. Schaeffer, incorporated by reference to Exhibit 10.4 to the 12/22/16 Form 8-K.*

10.8	Employment Agreement, dated December 20, 2016, by and between IRT and James J. Sebra, incorporated by reference to Exhibit 10.5 to the 12/22/16 Form 8-K. *

10.9	Employment Agreement, dated December 20, 2016, by and between IRT and Farrell M. Ender, incorporated by reference to Exhibit 10.6 to the 12/22/16 Form 8-K. *

10.11	Form of 2017 Performance Share Unit Award Grant Agreement adopted as of February 28, 2017, incorporated by reference to Exhibit 10.4 to the 2017 Q1 10-Q. *

10.12	Form of Restricted Stock Award Certificate for Eligible Officers adopted as of February 28, 2017, incorporated by reference to Exhibit 10.5 to the 2017 Q1 10-Q. *

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

10.16	Summary of Non-Employee Director Compensation, incorporated by reference to Exhibit 10.16 to IRT’s Annual Report on Form 10-K for the year ended December 31, 2019*

EXHIBIT INDEX
10.17

Form of Cash Bonus Award Grant Agreement under the Independence Realty Trust, Inc. 2016 Long Term Incentive Plan, incorporated by reference to Exhibit 10.23 to IRT’s Annual Report on Form 10-K for the year ended December 31, 2018.*

10.18

Form of Performance Share Unit Award Grant Agreement under the Independence Realty Trust, Inc. 2016 Long Term Incentive Plan (for awards prior to 2020), incorporated by reference to Exhibit 10.24 to IRT’s Annual Report on Form 10-K for the year ended December 31, 2018.*

10.19

Form of Restricted Stock Award Certificate for Eligible Officers under the Independence Realty Trust, Inc. 2016 Long Term Incentive Plan, incorporated by reference to Exhibit 10.25 to IRT’s Annual Report on Form 10-K for the year ended December 31, 2018.*

10.20

Amended and Restated Credit Agreement dated as of May 9, 2019, by and among Independence Realty Operating Partnership, LP and the subsidiary borrowers named therein, collectively, as borrower, Citibank, N.A. (“Citibank”) and KeyBank National Association (“KeyBank”), as the initial lenders, issuing lenders and swing loan lenders, the other lending institutions party thereto, KeyBank, as administrative agent, Citibank and the Huntington National Bank ("HNB") as Co-Syndication Agents, Bank of American, N.A., Capital One, National Association, Citizens Bank, NA, Comerica Bank, PNC Bank, National Association, Regions Bank and SunTrust Bank as Co-Documentation Agents, Citibank and KeyBanc Capital Markets (“KeyBanc Capital”) as Joint Bookrunners and Citibank, KeyBanc Capital and HNB as Joint Lead Arrangers, incorporated by reference to Exhibit 10.1 to IRT’s Current Report on Form 8-K filed on May 9, 2019.

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

10.23

First Amendment dated as of June 18, 2019 to the Term Loan Agreement dated as of November 20, 2017 by and among Independence Realty Operating Partnership, LP and the subsidiary borrowers named therein, collectively, as borrower, KeyBank National Association (“KeyBank”), as an initial lender thereunder together with the other lenders named therein, KeyBank, as administrative agent, Capital One, National Association (“Capital One”) and The Huntington National Bank (“HNB”), as co-syndication agents, and KeyBank Capital Markets (“KeyBank Markets”), Capital One and HNB, as joint bookrunners and KeyBank Markets, Capital One and HNB, as joint lead arrangers, incorporated by reference to Exhibit 10.23 to IRT’s Annual Report on Form 10-K for the year ended December 31, 2019.

10.24

Second Amendment dated as of November 21, 2019 to the Term Loan Agreement dated as of November 20, 2017 by and among Independence Realty Operating Partnership, LP and the subsidiary borrowers named therein, collectively, as borrower, KeyBank National Association (“KeyBank”), as an initial lender thereunder together with the other lenders named therein, KeyBank, as administrative agent, Capital One, National Association (“Capital One”) and The Huntington National Bank (“HNB”), as co-syndication agents, and KeyBank Capital Markets (“KeyBank Markets”), Capital One and HNB, as joint bookrunners and KeyBank Markets, Capital One and HNB, as joint lead arrangers, incorporated by reference to Exhibit 10.24 to IRT’s Annual Report on Form 10-K for the year ended December 31, 2019.

10.25

First Amendment dated as of June 18, 2019 to the Term Loan Agreement dated as of October 30, 2018 by and among IROP and the subsidiary borrowers named therein, collectively, as borrower, KeyBank National Association (“KeyBank”), as an initial lender thereunder together with the other lenders named therein, KeyBank, as administrative agent, Citibank, N.A. (“Citibank”), as syndication agent, Citibank and KeyBank Capital Markets (“KeyBank Markets”), as joint bookrunners and Citibank and KeyBank Markets, as joint lead arrangers, incorporated by reference to Exhibit 10.25 to IRT’s Annual Report on Form 10-K for the year ended December 31, 2019.

10.26

Form of Independence Realty Trust, Inc. 2016 Long Term Incentive Plan Restricted Share Unit Grant Agreement (for 2020 and later awards), incorporated by reference to Exhibit 10.26 to IRT’s Annual Report on Form 10-K for the year ended December 31, 2019.*

10.27

Form of Independence Realty Trust, Inc. 2016 Long Term Incentive Plan Performance Share Unit Award Grant Agreement (for 2020 and later awards), incorporated by reference to Exhibit 10.27 to IRT’s Annual Report on Form 10-K for the year ended December 31, 2019.*

EXHIBIT INDEX
10.28

Confirmation of Issuer Forward Sale Transaction, dated February 20, 2020, by and among IRT, Bank of Montreal and BMO Capital Markets Inc., incorporated by reference to Exhibit 1.2 to IRT’s Current Report on Form 8-K filed on February 24, 2020.

10.29

Confirmation of Issuer Forward Sale Transaction, dated February 20, 2020, by and among IRT, Bank of Montreal and BMO Capital Markets Inc., incorporated by reference to Exhibit 1.3 to IRT’s Current Report on Form 8-K filed on February 24, 2020.

10.30

Employment Agreement, dated March 1, 2020, by and between IRT and Jessica Norman, incorporated by reference to Exhibit 10.3 to IRT’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.*

10.31

Employment Agreement, dated March 1, 2020, by and between IRT and Jason R. Delozier, incorporated by reference to Exhibit 10.4 to IRT’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.*

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

101

The following materials, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2020 and December 31, 2019, (ii) Consolidated Statements of Operations for the years ended December 31, 2020, 2019 and 2018. (iii) Consolidated Statements of Equity for the years ended December 31, 2020, 2019 and 2018, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019, and 2018, and (v) notes to the consolidated financial statements as of December 31, 2020, filed herewith.

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

INDEPENDENCE REALTY TRUST, INC.
Date:	February 18, 2021	By:	/S/ SCOTT F. SCHAEFFER
Scott F. Schaeffer
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/S/ SCOTT F. SCHAEFFER	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 18, 2021
Scott F. Schaeffer

/S/ JAMES J. SEBRA	Chief Financial Officer and Treasurer (Principal Financial Officer)	February 18, 2021
James J. Sebra

/S/ JASON R. DELOZIER	Chief Accounting Officer	February 18, 2021
Jason R. Delozier	(Principal Accounting Officer)

/S/ WILLIAM C. DUNKELBERG	Director	February 18, 2021
William C. Dunkelberg
	Director	February 18, 2021
/s/ Richard D. Gebert
Richard D. Gebert
	Director	February 18, 2021
/S/ Mack D. Pridgen III
Mack D. Pridgen III
	Director	February 18, 2021
/S/ DEFOREST B. SOARIES, JR.
DeForest B. Soaries, Jr.

/S/ MELINDA H. McCLURE	Director	February 18, 2021
Melinda H. McClure

/S/ LISA WASHINGTON	Director	February 18, 2021
Lisa Washington