Form 10-Q
period 2021-03-31
INDEPENDENCE REALTY TRUST, INC.
filed 2021-04-30
CIK 1466085

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of April 27, 2021 there were 102,147,512 shares of the Registrant’s common stock issued and outstanding.

INDEPENDENCE REALTY TRUST, INC.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

Independence Realty Trust, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited and dollars in thousands, except share and per share data)

	As of March 31, 2021	As of December 31, 2020
ASSETS:
Investments in real estate:
Investments in real estate, at cost	$1,922,071	$1,916,770
Accumulated depreciation	(223,187)	(208,618)
Investments in real estate, net	1,698,884	1,708,152
Cash and cash equivalents	8,653	8,751
Restricted cash	4,449	4,864
Other assets	12,824	12,338
Derivative assets	2,810	—
Intangible assets, net of accumulated amortization of $396 and $0, respectively	396	792
Total Assets	$1,728,016	$1,734,897
LIABILITIES AND EQUITY:
Indebtedness, net of unamortized deferred financing costs of $3,844 and $4,208, respectively	$947,631	$945,686
Accounts payable and accrued expenses	24,535	25,416
Accrued interest payable	1,888	1,976
Dividends payable	12,293	12,257
Derivative liabilities	19,540	29,842
Other liabilities	6,991	6,949
Total Liabilities	1,012,878	1,022,126
Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized, 0 and 0 shares issued and outstanding, respectively	—	—
Common stock, $0.01 par value; 300,000,000 shares authorized, 102,033,732 and 101,803,762 shares issued and outstanding, including 267,296 and 339,468 unvested restricted common share awards, respectively	1,018	1,018
Additional paid-in capital	920,042	919,615
Accumulated other comprehensive income (loss)	(20,497)	(33,822)
Retained earnings (accumulated deficit)	(190,151)	(178,751)
Total stockholders’ equity	710,412	708,060
Noncontrolling interests	4,726	4,711
Total Equity	715,138	712,771
Total Liabilities and Equity	$1,728,016	$1,734,897

The accompanying notes are an integral part of these condensed consolidated financial statements.

Independence Realty Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited and dollars in thousands, except share and per share data)

	For the Three Months Ended March 31,
	2021	2020
REVENUE:
Rental and other property revenue	$54,811	$51,156
Other revenue	301	194
Total revenue	55,112	51,350
EXPENSES:
Property operating expenses	20,838	19,737
Property management expenses	1,943	2,156
General and administrative expenses	5,942	5,376
Depreciation and amortization expense	16,552	14,828
Abandoned deal costs	—	130
Casualty losses	359	—
Total expenses	45,634	42,227
Interest expense	(8,385)	(9,497)
Net income (loss):	1,093	(374)
(Income) loss allocated to noncontrolling interest	(7)	2
Net income (loss) allocable to common shares	$1,086	$(372)
Earnings per share:
Basic	$0.01	$ 0.00
Diluted	$0.01	$ 0.00
Weighted-average shares:
Basic	101,678,865	90,895,488
Diluted	102,763,106	90,895,488

The accompanying notes are an integral part of these condensed consolidated financial statements.

Independence Realty Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited and dollars in thousands)

	For the Three Months Ended March 31,
	2021	2020
Net income (loss)	$1,093	$(374)
Other comprehensive income (loss):
Change in fair value of interest rate hedges	15,173	(23,422)
Realized (losses) gains on interest rate hedges reclassified to earnings	(1,760)	(418)
Total other comprehensive income (loss)	13,413	(23,840)
Comprehensive income (loss) before allocation to noncontrolling interests	14,506	(24,214)
Allocation to noncontrolling interests	(95)	191
Comprehensive income (loss)	$14,411	$(24,023)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Independence Realty Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Equity

(Unaudited and dollars in thousands, except share information)

	Common Shares	Par Value Common Shares	Additional Paid In Capital	Accumulated Other Comprehensive Income (loss)	Retained Earnings (Deficit)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2020	101,803,762	$1,018	$919,615	$(33,822)	$(178,751)	$708,060	$4,711	$712,771
Net income (loss)	—	—	—	—	1,086	1,086	7	1,093
Other comprehensive income (loss)	—	—	—	13,325	—	13,325	88	13,413
Stock compensation	286,647	2	3,346	—	—	3,348	—	3,348
Issuance of common shares, net	—	—	(59)	—	—	(59)	—	(59)
Repurchase of shares related to equity award tax withholding	(56,677)	(2)	(2,860)	—	—	(2,862)	—	(2,862)
Common dividends declared ($0.12 per share)	—	—	—	—	(12,486)	(12,486)	—	(12,486)
Distribution to noncontrolling interest declared ($0.12 per unit)	—	—	—	—	—	—	(80)	(80)
Balance, March 31, 2021	102,033,732	$1,018	$920,042	$(20,497)	$(190,151)	$710,412	$4,726	$715,138

	Common Shares	Par Value Common Shares	Additional Paid In Capital	Accumulated Other Comprehensive Income (loss)	Retained Earnings (Deficit)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2019	91,070,637	$911	$765,992	$(12,099)	$(141,525)	$613,279	$6,478	$619,757
Net income (loss)	—	—	—	—	(372)	(372)	(2)	(374)
Other comprehensive income (loss)	—	—	—	(23,651)	—	(23,651)	(189)	(23,840)
Stock compensation	183,940	2	2,642	—	—	2,644	—	2,644
Issuance of common shares, net	3,406,000	35	49,729	—	—	49,764	—	49,764
Repurchase of shares related to equity award tax withholding	(51,128)	(1)	(1,489)	—	—	(1,490)	—	(1,490)
Conversion of noncontrolling interest to common shares	82,357	—	627	—	-	627	(627)	-
Common dividends declared ($0.18 per share)	—	—	—	—	(17,148)	(17,148)	-	(17,148)
Distribution to noncontrolling interest declared ($0.18 per unit)	—	—	—	—	—	—	(142)	(142)
Balance, March 31, 2020	94,691,806	$947	$817,501	$(35,750)	$(159,045)	$623,653	$5,518	$629,171

The accompanying notes are an integral part of these condensed consolidated financial statements

Independence Realty Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited and dollars in thousands)

	For the Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net income	$1,093	$(374)
Adjustments to reconcile net income to cash flow from operating activities:
Depreciation and amortization	16,552	14,828
Amortization of deferred financing costs	364	361
Stock compensation	3,326	2,627
Casualty losses	359	—
Amortization related to derivative instruments	302	280
Changes in assets and liabilities:
Other assets	(90)	(875)
Accounts payable and accrued expenses	(1,321)	(5,171)
Accrued interest payable	(88)	(59)
Other liabilities	141	67
Cash flow provided by operating activities	20,638	11,684
Cash flows from investing activities:
Acquisition of real estate properties	(365)	(50,598)
Capital expenditures	(6,916)	(8,572)
Cash flow used in investing activities	(7,281)	(59,170)
Cash flows from financing activities:
Proceeds from unsecured credit facility and term loans	9,500	65,501
Mortgage principal repayments	(7,918)	(1,843)
Payments for deferred financing costs	—	(50)
Proceeds from issuance of common stock, net	(59)	49,764
Distributions on common stock	(12,450)	(16,493)
Distributions to noncontrolling interests	(81)	(160)
Repurchase of shares related to equity award tax withholding	(2,862)	(1,490)
Cash flow (used in) provided by financing activities	(13,870)	95,229
Net change in cash and cash equivalents, and restricted cash	(513)	47,743
Cash and cash equivalents, and restricted cash, beginning of period	13,615	14,433
Cash and cash equivalents, and restricted cash, end of the period	$13,102	$62,176
Reconciliation of cash, cash equivalents, and restricted cash to the Consolidated Balance Sheet
Cash and cash equivalents	$8,653	$57,436
Restricted cash	4,449	4,740
Total cash, cash equivalents, and restricted cash, end of period	$13,102	$62,176

The accompanying notes are an integral part of these condensed consolidated financial statements.

.

Independence Realty Trust, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

As of March 31, 2021

(Unaudited and dollars in thousands, except share and per share data)

NOTE 1: Organization

Independence Realty Trust, Inc. (“IRT”), is a self-administered and self-managed Maryland real estate investment trust (“REIT”) which was formed on March 26, 2009.  Our primary purposes are to acquire, own, operate, improve and manage multifamily apartment communities in non-gateway markets. As of March 31, 2021, we owned and operated 56 multifamily apartment properties, that contain 15,667 units across non-gateway U.S markets, including Atlanta, Dallas, Louisville, Memphis, and Raleigh. We own all of our assets and conduct substantially all of our operations through Independence Realty Operating Partnership, LP (“IROP”), of which we are the sole general partner. As of March 31, 2021, IRT owned 99.3% interest in IROP. The remaining 0.7% consists of common units of limited partnership interest issued to third parties in exchange for contributions of properties to IROP.

   As used herein, the terms “we,” “our” and “us” refer to Independence Realty Trust, Inc. and, as required by context, IROP and their subsidiaries.

NOTE 2: Summary of Significant Accounting Policies

a. Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared by management in accordance with generally accepted accounting principles in the United States (“GAAP”). Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations, although we believe that the included disclosures are adequate to make the information presented not misleading. The unaudited interim consolidated financial statements should be read in conjunction with our audited financial statements as of and for the year ended December 31, 2020 included in our 2020 Annual Report on Form 10-K. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our consolidated financial position and consolidated results of operations and cash flows are included. The results of operations for the interim periods presented are not necessarily indicative of the results for the full year.

b. Principles of Consolidation

The consolidated financial statements reflect our accounts and the accounts of IROP and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.  Pursuant to the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification Topic 810, “Consolidation”, IROP is considered a variable interest entity as to which we are the primary beneficiary.  As IRT’s only material asset is its equity interest in IROP, substantially all of our assets and liabilities represent the assets and liabilities of IROP.

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

e. Restricted Cash

Restricted cash includes funds in escrow held by lenders to fund certain expenditures, such as real estate taxes and insurance, or to be released at our discretion upon the occurrence of certain pre-specified events.  As of March 31, 2021 and December 31, 2020, we had $4,449 and $4,864, respectively, of restricted cash.

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

The aggregate value of in-place leases is determined by evaluating various factors, including the terms of the leases that are in place and assumed lease-up periods. The value assigned to in-place lease assets is amortized over the assumed lease up period, typically six months. During the three months ended March 31, 2021, we did not acquire any in-place leases. For the three months ended March 31, 2021 and 2020, we recorded $396 and $371, respectively, of amortization expense for intangible assets. For the three months ended March 31, 2021 and 2020, we wrote-off fully amortized intangible assets of $0 and $447, respectively. As of March 31, 2021, we expect to record additional amortization expense on current in-place intangible assets of $396 for the remainder of 2021.

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

Depreciation Expense

Depreciation expense for real estate assets is computed using a straight-line method based on a life of 40 years for buildings and improvements and five to ten years for equipment and fixtures. For the three months ended March 31, 2021 and 2020, we recorded $16,156 and $14,457 of depreciation expense, respectively. For the three months ended March 31, 2021 and 2020, we wrote-off fully depreciated fixed assets of $1,506 and $0, respectively.

Casualty Loss

Occasionally, we incur losses at our communities from wind storms, floods, fires and similar hazards. A portion of these losses are not covered by our insurance policies due to deductibles. In these cases, we estimate the carrying value of the damaged property and record a casualty loss for the difference between the estimated carrying value and the insurance proceeds. During the three months ended March 31, 2021, we incurred $359 of casualty losses.

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

Due to the COVID-19 pandemic, some of our residents have experienced difficulty making rent payments and, as a result, our rent receivables have increased compared to historical levels. This caused us to further evaluate collectability and we recorded a $47 provision for bad debts during the three months ended March 31, 2021 to appropriately reflect management’s estimate for uncollectible accounts. The provision for bad debts was recorded as a reduction to rental and other property income in our consolidated statements of operations. The total adjustment to rental and other property income for the three months ended March 31, 2021 and 2020 were $433 and $337, respectively.

To support our residents that were economically impacted and unable to pay their rent in full during 2020, we offered residents deferred rent payment plans whereby the resident could defer between 25% and 75% of their monthly rent for between one and three months. Residents were required to provide evidence of financial hardship and commit to a full 12-month lease term, which provided a longer period over which the deferred rent could be repaid. We accounted for the deferred payment plans as if no change had been made to the original lease agreement and continued to recognize rental income while increasing lease receivables from residents. As of March 31, 2021, deferred rents receivable from residents totaled $41.

For the three months ended March 31, 2021 and 2020, we recognized gains of $23 and $3, respectively, related to recoveries of lost rental revenue due to natural disasters and other insurable events from our insurance providers.

Advertising Expenses

For the three months ended March 31, 2021 and 2020, we incurred $544 and $608 of advertising expenses, respectively.

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

FASB ASC Topic 825, “Financial Instruments” requires disclosure of the fair value of financial instruments for which it is practicable to estimate that value. Given that cash and cash equivalents and restricted cash are short term in nature with limited fair value volatility, the carrying amount is deemed to be a reasonable approximation of fair value and the fair value input is classified as a Level 1 fair value measurement. The fair value input for the derivatives is classified as a Level 2 fair value measurement within the fair value hierarchy. The fair value inputs for our unsecured credit facility and term loans are classified as Level 2 fair value measurements within the fair value hierarchy. The fair value of mortgage indebtedness is based on a discounted cash flows valuation technique. As this technique utilizes current credit spreads, which are generally unobservable, this is classified as a Level 3 fair value measurement within the fair value hierarchy.  We determine appropriate credit spreads based on the type of debt and its maturity. There were no transfers between levels in the fair value hierarchy for the three months ended March 31, 2021. The following table summarizes the carrying amount and the fair value of our financial instruments as of the periods indicated:

	As of March 31, 2021		As of December 31, 2020
Financial Instrument	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Cash and cash equivalents	$8,653	$8,653	$8,751	$8,751
Restricted cash	4,449	4,449	4,864	4,864
Derivative assets	2,810	2,810	-	-

Liabilities
Debt:
Unsecured credit facility	192,782	194,302	183,110	184,802
Term loans	298,846	300,000	298,759	300,000
Mortgages	456,003	470,234	463,817	479,929
Derivative liabilities	19,540	19,540	29,842	29,842

j. Deferred Financing Costs

Costs incurred in connection with debt financing are deferred and classified within indebtedness and charged to interest expense over the terms of the related debt agreements, under the effective interest method.

k. Office Leases

In accordance with FASB ASC Topic 842, “Leases”, lessees are required to recognize a right-of-use asset and a lease liability on the balance sheet at the lease commencement date for all leases, except those leases with terms of less than a year.  We lease corporate office space under leases with terms of up to 10 years and that may include extension options, but that do not include any residual value guarantees or restrictive covenants. As of March 31, 2021, we have $2,553 of operating lease right-of-use assets and $2,903 of operating lease liabilities related to our corporate office leases. The operating lease right-of-use assets are presented within other assets and the operating lease liabilities are presented within other liabilities in our consolidated balance sheet. We recorded $172 of total operating lease expense during the three months ended March 31, 2021, which is recorded within property management expense and general and administrative expenses in our consolidated statements of operations.

l. Income Taxes

We have elected to be taxed as a REIT.  Accordingly, we recorded no income tax expense for the three months ended March 31, 2021 and 2020.

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

NOTE 3: Investments in Real Estate

As of March 31, 2021, our investments in real estate consisted of 56 apartment properties that contain 15,667 units.  The following table summarizes our investments in real estate:

	As of March 31, 2021	As of December 31, 2020	Depreciable Lives (In years)
Land	$251,425	$251,365	—
Building	1,527,535	1,527,535	40
Furniture, fixtures and equipment	143,111	137,870	5-10
Total investment in real estate	$1,922,071	$1,916,770
Accumulated depreciation	(223,187)	(208,618)
Investments in real estate, net	$1,698,884	$1,708,152

NOTE 4: Indebtedness

The following tables contain summary information concerning our indebtedness as of March 31, 2021:

Debt:	Outstanding Principal	Unamortized Debt Issuance Costs	Carrying Amount	Type	Weighted Average Rate	Weighted Average Maturity (in years)
Unsecured credit facility (1)	$194,302	$(1,520)	$192,782	Floating	1.6%	2.1
Unsecured term loans	300,000	(1,154)	298,846	Floating	1.5%	3.1
Mortgages	457,173	(1,170)	456,003	Fixed	3.8%	3.0
Total Debt	$951,475	$(3,844)	$947,631		2.6%	2.8
(1)	The unsecured credit facility total capacity is $350,000, of which $194,302 was outstanding as of March 31, 2021.

On March 1, 2021, we drew down on our unsecured credit facility to extinguish a property mortgage totaling $5,975. The property mortgage had a weighted-average rate of 5.7%.

On April 5, 2021, we drew down on our unsecured credit facility to extinguish a property mortgage and made partial paydowns on other mortgages totaling $13,666. The property mortgages had a weighted-average rate of 4.2%.

As of March 31, 2021, we were in compliance with all financial covenants contained in the documents governing our indebtedness.

	Scheduled maturities on or before March 31,
Debt:	2021	2022	2023	2024	2025	Thereafter
Unsecured credit facility	$—	$—	$194,302	$—	$—	$—
Unsecured term loans	—	—	—	300,000	—	—
Mortgages	42,489	66,311	107,056	36,798	161,741	42,778
Total	$42,489	$66,311	$301,358	$336,798	$161,741	$42,778

The following table contains summary information concerning our indebtedness as of December 31, 2020:

Debt:	Outstanding Principal	Unamortized Debt Issuance Costs	Carrying Amount	Type	Weighted Average Rate	Weighted Average Maturity (in years)
Unsecured credit facility (1)	$184,802	$(1,692)	$183,110	Floating	1.6%	2.4
Unsecured term loans	300,000	(1,241)	298,759	Floating	1.5%	3.3
Mortgages	465,092	(1,275)	463,817	Fixed	3.9%	3.2
Total Debt	$949,894	$(4,208)	$945,686		2.7%	3.1
(1)	The unsecured credit facility total capacity was $350,000, of which $184,802 was outstanding as of December 31, 2020.

NOTE 5: Derivative Financial Instruments

The following table summarizes the aggregate notional amounts and estimated net fair values of our derivative instruments as of March 31, 2021 and December 31, 2020:

	As of March 31, 2021			As of December 31, 2020
	Notional	Fair Value of Assets	Fair Value of Liabilities	Notional	Fair Value of Assets	Fair Value of Liabilities
Cash flow hedges:
Interest rate swap	$150,000	$—	326	$150,000	$—	$694
Interest rate collars	250,000	—	10,570	250,000	—	13,331
Forward interest rate swaps	—	2,810	8,644	—	—	15,817
Total	$400,000	$2,810	19,540	$400,000	$—	$29,842

Effective interest rate swaps and caps are reported in accumulated other comprehensive income, and the fair value of these hedge agreements is included in other assets or other liabilities.

For our interest rate swap and collars that are considered highly effective hedges, we reclassified realized gains of $1,458 to earnings within interest expense for the three months ended March 31, 2021, and we expect ($8,294) to be reclassified out of accumulated other comprehensive income (loss) into earnings over the next 12 months.

NOTE 6: Stockholders’ Equity and Noncontrolling Interests

Stockholders’ Equity

On March 15, 2021, our board of directors declared a dividend of $0.12 per share on our common stock, which was paid on April 23, 2021 to common stockholders of record as of April 2, 2021.

During the three months ended March 31, 2021, we also paid $274 of dividends on restricted common share awards that vested during the period.

On November 13, 2020, we entered into an equity distribution agreement pursuant to which we may from time to time offer and sell shares of our common stock having an aggregate offering price of up to $150,000 (the “ATM Program”) in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended.  Under the ATM Program, we may also enter into one or more forward sale transactions for the sale of shares of our common stock on a forward basis.  The following table summarizes our ATM Program activity, including associated forward sale transactions, since inception.

During the three months ended	Number of Shares Sold	Current forward price	Net proceeds	Expiration Date of Forward Contract
December 31, 2020	900	$13.53	$12,177	December 13, 2021
March 31, 2021	2,000	14.50	29,000	March 31, 2022
Total	2,900	$14.20	$41,177

We evaluated the accounting for the forward sale transactions under FASB ASC Topic 480 “Distinguishing Liabilities from Equity” and FASB ASC Topic 815 “Derivatives and Hedging”.  As the forward sale transactions are considered indexed to our own equity and since they meet the equity classification conditions in ASC 815-40-25, the forward sale transactions have been classified as equity.

Noncontrolling Interest

During the three months ended March 31, 2021, no IROP unitholders exchanged any units for shares of our common stock or cash. Subsequent to the three months ended March 31, 2021, IROP unit holders exchanged 110,938 units for 110,938 shares of our common stock.

On March 15, 2021, our board of directors declared a dividend of $0.12 per unit, which was paid on April 23, 2021 to IROP LP unitholders of record as of April 2, 2021.

NOTE 7: Equity Compensation Plans

Long Term Incentive Plan

In May 2016, our stockholders approved and our board of directors adopted an amended and restated Long Term Incentive Plan (the “Incentive Plan”), which provides for the grants of awards to our directors, employees, officers, and consultants. The Incentive Plan authorizes the grant of time-vested restricted or unrestricted shares of our common stock, performance-based restricted share units (“PSUs”), non-qualified and incentive stock options, restricted stock units (“RSUs”), stock appreciation rights (“SARs”), dividend equivalents and other stock- or cash-based awards. In conjunction with the amendment, the number of shares of common stock issuable under the Incentive Plan was increased to 4,300,000 shares and the term of the incentive plan was extended to May 12, 2026.

Under the Incentive Plan, we have granted restricted shares, RSUs, and PSUs to our employees.  These awards generally vest or vested over a two- to four-year period.  In addition, we have granted unrestricted shares to our non-employee directors.  These awards generally vest or vested immediately. A summary of restricted common share award and RSU activity is presented below.

	2021
	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Balance, January 1,	406,849	$11.68
Granted	171,059	14.01
Vested	(165,632)	11.21
Forfeited	(9,614)	12.33
Balance, March 31, (1)	402,662	$12.84

(1)	The outstanding award balance above included 135,366 and 67,381 RSUs as of March 31, 2021 and December 31, 2020, respectively.

On February 18, 2021, our compensation committee awarded 254,493 PSUs to our named executive officers. The number of PSUs earned will be based on attainment of certain performance criteria over a three-year period, with the actual number of shares issuable ranging between 0 and 150% of the number of PSUs granted. Half of any PSUs earned will vest, and shares will be issued in respect thereof, immediately following the end of the three-year performance period; the remaining half of any PSUs earned will vest, and shares will be issued in respect thereof, after an additional one-year period of service.

During the three months ended March 31, 2021 and 2020, a portion of the RSUs and PSUs granted were issued to employees who are retirement eligible. The fact that the grantees are retirement eligible resulted in immediate recognition of the associated stock-based compensation expense totaling $2,112 and $1,667, respectively.

NOTE 8: Earnings Per Share

The following table presents a reconciliation of basic and diluted earnings (loss) per share for the three months ended March 31, 2021 and 2020:

	For the Three Months Ended March 31,
	2021	2020
Net income (loss)	$1,093	$(374)
(Income) loss allocated to noncontrolling interest	(7)	2
Net income (loss) allocable to common shares	1,086	(372)
Weighted-average shares outstanding—Basic	101,678,865	90,895,488
Weighted-average shares outstanding—Diluted	102,763,106	90,895,488
Earnings per share—Basic	$0.01	$ 0.00
Earnings per share—Diluted	$0.01	$ 0.00

Certain IROP units, restricted stock awards, RSUs, PSUs, and forward sale agreements were excluded from the earnings (loss) per share computation because their effect would have been anti-dilutive, totaling 3,574,515 and 9,009,167 for the three months ended March 31, 2021 and 2020, respectively.

NOTE 9: Other Disclosures

Risks and Uncertainties

Currently, one of the most significant risks and uncertainties is the duration and scope of the ongoing COVID-19 pandemic, which has disrupted businesses and slowed economic activity. In response to the COVID-19 pandemic, we have made operational and policy changes to: (1) comply with governmental mandates, including eviction moratoria, on a jurisdiction by jurisdiction basis; (2) protect our employees, residents, and prospective residents; and (3) minimize the adverse financial impact to us. The extent to which the COVID-19 pandemic impacts our business, operations and financial results will depend on numerous evolving factors, many of which are not within management’s control, and that we are unable to predict at this time, including but not limited to: (1) the duration and scope of the pandemic; (2) the pandemic’s impact on current and future economic activity; and (3) the actions of governments, businesses and individuals in response to the COVID-19 pandemic.

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

The risk factors discussed and identified in Item 1A of our 2020 Annual Report on Form 10-K and in Part II, Item 1A of this Quarterly Report, and in other of our public filings with the SEC, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements. We caution you not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report. All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. Except to the extent required by applicable law or regulation, we undertake no obligation to update these forward-looking statements to reflect events or circumstances after the date of this Quarterly Report or to reflect the occurrence of unanticipated events.

Overview

Our Company

We are a self-administered and self-managed Maryland real estate investment trust (“REIT”), that acquires, owns, operates, improves and manages multifamily apartment communities across non-gateway U.S. markets.  As of March 31, 2021, we owned and operated 56 multifamily apartment properties that contain 15,667 units. Our properties are located in Georgia, North Carolina, Tennessee, Kentucky, Ohio, Oklahoma, Indiana, Texas, Florida, South Carolina, Missouri, and Alabama. We do not have any foreign operations and our business is not seasonal. Our executive offices are located at 1835 Market Street, Suite 2601, Philadelphia, Pennsylvania 19103 and our telephone number is (267) 270-4800. We have offices in Philadelphia, Pennsylvania and Chicago, Illinois.

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

Property Portfolio

As of March 31, 2021, we owned 56 multifamily apartment properties, totaling 15,667 units.  Below is a summary of our property portfolio by market.

(Dollars in thousands, except per unit data)	As of March 31, 2021				For the Three Months Ended March 31, 2021
Market	Number of Properties	Units	Gross Real Estate Assets	Period End Occupancy	Average Effective Monthly Rent per Unit	Net Operating Income	% of NOI
Atlanta, GA	6	2,020	$262,107	96.2%	$1,243	$5,083	14.9%
Raleigh - Durham, NC	6	1,690	246,802	95.9%	1,207	4,215	12.4%
Memphis, TN	4	1,383	149,703	97.3%	1,207	3,315	9.7%
Louisville, KY	6	1,710	202,289	92.7%	1,020	3,144	9.2%
Columbus, OH	6	1,547	157,729	95.0%	1,082	2,812	8.3%
Tampa-St. Petersburg, FL	4	1,104	182,026	92.9%	1,308	2,492	7.3%
Dallas, TX	4	985	140,505	95.3%	1,316	2,143	6.3%
Oklahoma City, OK	5	1,658	79,516	96.9%	703	2,098	6.2%
Huntsville, AL	2	599	33,657	98.0%	1,275	1,855	5.5%
Indianapolis, IN	4	916	110,057	97.2%	1,070	1,788	5.3%
Myrtle Beach, SC - Wilmington, NC	3	628	91,977	94.6%	1,058	1,343	3.9%
Charleston, SC	2	518	64,953	95.0%	1,320	1,210	3.6%
Orlando, FL	1	297	80,246	95.6%	1,438	756	2.2%
Charlotte, NC	1	208	49,194	95.7%	1,519	708	2.1%
Asheville, NC	1	252	42,325	96.8%	1,148	625	1.8%
St. Louis, MO	1	152	28,985	97.4%	1,467	443	1.3%
Total/Weighted Average	56	15,667	$1,922,071	95.5%	$1,142	$34,030	100.0%

As of March 31, 2021, our same-store portfolio consisted of 54 multifamily apartment properties, totaling 14,995 units.  See “Non-GAAP Financial Measures – Same Store Portfolio Net Operating Income” below for our definition of same store and definitions and reconciliations related to our net operating income and net operating income margin.

COVID-19 Pandemic

In 2020, the outbreak of COVID-19 disrupted businesses and slowed economic activity. We were and continue to be impacted by the COVID-19 pandemic and, in response, made numerous operational and policy changes to: (1) comply with governmental mandates on a jurisdiction by jurisdiction basis; (2) protect our employees, residents, and prospective residents; and (3) minimize the financial impact to us.

In 2021, we continue to manage our business in response to the COVID-19 pandemic by seeking to maintain occupancy levels and by maximizing collections while supporting residents impacted by the COVID-19 pandemic.  Our support of residents included entering into 278 deferred payment plans, mostly during 2020, under which residents deferred $0.5 million of rent payments.  As of March 31, 2021, there were 104 active deferred payment plans remaining with $0.1 million of deferred rent receivables outstanding.

Value Add

Value add initiatives, comprised of renovations and upgrades at selected communities to drive increased rental rates, remain a core component of our longer-term growth strategy. As of March 31, 2021, we had identified 7,076 units across 23 properties for renovations and upgrades as part of our value add initiative. During 2020, we temporarily paused projects at 1,864 units due to the COVID-19 pandemic and expect to resume renovations and upgrades at these properties in 2021. These changes reflect the flexibility of our value add program and allowed us to build occupancy. As of March 31, 2021, we had incurred an aggregate of $13.0 million in renovation costs at 3,861 of the 7,076 units and achieved a return on our total renovation costs for these units of 16.1% (and approximately 18.5% on the interior portion of such renovation costs).  We expect to complete the remaining value add projects at the selected communities throughout 2021 and 2022.

Forward Sale Agreements

On November 13, 2020, we entered into an equity distribution agreement pursuant to which we may from time to time offer and sell shares of our common stock having an aggregate offering price of up to $150.0 million (the “ATM Program”) in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”).  Under the ATM Program, we may also enter into one or more forward sale transactions for the sale of shares of our common stock on a forward basis. The following table summarizes our ATM Program activity, including associated forward sale transactions, since inception.

(Dollars in thousands)
During the three months ended	Number of Shares Sold	Current forward price	Net proceeds	Expiration Date of Forward Contract
December 31, 2020	900	$13.53	$12,177	December 13, 2021
March 31, 2021	2,000	14.50	29,000	March 31, 2022
Total	2,900	$14.20	$41,177

Results of Operations

Three Months Ended March 31, 2021 compared to the Three Months Ended March 31, 2020

	SAME STORE PROPERTIES				NON SAME STORE PROPERTIES				CONSOLIDATED
(Dollars in thousands)	Three Months Ended March 31,				Three Months Ended March 31,				Three Months Ended March 31,
	2021	2020	Increase (Decrease)	% Change	2021	2020	Increase (Decrease)	% Change	2021	2020	Increase (Decrease)	% Change
Property Data:
Number of properties	54	54			2	4	(2)	-50.0%	56	58	(2)	-3.4%
Number of units	14,995	14,995			672	810	(138)	-17.0%	15,667	15,805	(138)	-0.9%
Average occupancy	95.3%	92.7%	2.6%	n/a	96.8%	89.9%	6.9%	n/a	95.4%	92.5%	2.8%	n/a
Average effective monthly rent, per unit	1,129	1,097	32	2.9%	1,441	1,147	294	25.6%	1,142	1,100	42	3.8%
Revenue:
Rental and other property revenue	51,878	49,121	2,757	5.6%	2,933	2,035	898	44.1%	$54,811	$51,156	$3,655	7.1%
Expenses:
Property operating expenses	19,955	18,791	1,164	6.2%	883	946	(63)	-6.7%	$20,838	$19,737	1,101	5.6%
Net Operating Income	31,923	30,330	1,593	5.3%	2,050	1,089	961	88.2%	$33,973	$31,419	$2,554	8.1%

Other Revenue:
Other revenue									$301	$194	$107	55.2%
Corporate and other expenses:
Property management expenses									$1,943	$2,156	(213)	-9.9%
General and administrative expenses									$5,942	$5,376	566	10.5%
Depreciation and amortization expense									$16,552	$14,828	1,724	11.6%
Abandoned deal costs									$-	$130	(130)	-100.0%
Casualty losses									$359	$-	359	nm
Total corporate and other expenses									$24,796	$22,490	2,306	10.3%
Interest expense									$(8,385)	$(9,497)	1,112	11.7%
Net income									$1,093	$(374)	1,467	392.2%
Income allocated to noncontrolling interests									$(7)	$2	(9)	-450.0%
Net income available to common shares									$1,086	$(372)	$1,458	391.9%

Revenue

Rental and other property revenue. Revenue from rental and other property revenue of the consolidated portfolio increased $3.6 million to $54.8 million for the three months ended March 31, 2021 from $51.2 million for the three months ended March 31, 2020. The increase was primarily attributable to a $2.8 million increase in same store rental and other property revenue driven by a 2.6% increase in average occupancy and a 2.9% increase in average effective monthly rents compared to the prior year period. In addition, there was a $0.8 million increase in non-same store rental and other property revenue primarily driven by our recent property acquisitions having a higher average effective rent per unit and higher occupancy than recent property dispositions.

Expenses

Property operating expenses. Property operating expenses increased $1.1 million to $20.8 million for the three months ended March 31, 2021 from $19.7 million for the three months ended March 31, 2020. The increase was primarily due to a $1.2 million increase in same store property operating expenses, primarily due to an increase in real estate taxes and property insurance.

Property management expenses. Property management expenses decreased $0.3 million to $1.9 million for the three months ended March 31, 2021 from $2.2 million for the three months ended March 31, 2020. This decrease was primarily due to lower personnel costs and lower professional fees compared to the prior year.

General and administrative expenses. General and administrative expenses increased $0.5 million to $5.9 million for the three months ended March 31, 2021 from $5.4 million for the three months ended March 31, 2020. This increase was primarily due to a $0.6 million increase in stock based compensation expense driven by our higher stock price and a higher volatility assumption used in valuing the performance share units awarded during the three months ended March 31, 2021.

Depreciation and amortization expense. Depreciation and amortization expense increased $1.8 million to $16.6 million for the three months ended March 31, 2021 from $14.8 million for the three months ended March 31, 2020. The increase was primarily attributable to a $1.0 million increase in depreciation expense at our value add properties for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 and $0.7 million in depreciation expense for properties acquired since the prior year.

Casualty losses. During the three months ended March 31, 2021, we incurred $0.4 million in casualty losses due to severe snow storms at our Texas and Oklahoma properties.

Interest expense. Interest expense decreased $1.1 million to $8.4 million for the three months ended March 31, 2021 from $9.5 million for the three months ended March 31, 2020. The decrease was primarily due to lower interest rates during the three months ended March 31, 2021 compared to the three months ended March 31, 2020.

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

We updated our definition of CFFO during the three months ended March 31, 2021 to the definition described below. All prior periods have been adjusted to conform to the current CFFO definition.

CFFO is a computation made by analysts and investors to measure a real estate company’s operating performance by removing the effect of items that do not reflect ongoing property operations, including depreciation and amortization of other items not included in FFO, and other non-cash or non-operating gains or losses related to items such as casualty losses, abandoned deal costs and debt extinguishment costs from the determination of FFO.

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

Set forth below is a reconciliation of net income (loss) to FFO and CFFO for the three months ended March 31, 2021 and 2020 (in thousands, except share and per share information):

	For the Three Months Ended March 31, 2021		For the Three Months Ended March 31, 2020
	Amount	Per Share (1)	Amount	Per Share (2)
Funds From Operations (FFO):
Net income (loss)	$1,093	$0.01	$(374)	$0.00
Adjustments:
Real estate depreciation and amortization	16,472	0.16	14,725	0.16
FFO	$17,565	$0.17	$14,351	$0.16
Core Funds From Operations (CFFO):
FFO	$17,565	$0.17	$14,351	$0.16
Adjustments:
Other depreciation and amortization	80	—	103	—
Casualty losses	359	0.01	—	—
Abandoned deal costs	—	—	130	—
CFFO	$18,004	$0.18	$14,584	$0.16
(1)	Based on 102,353,380 weighted-average shares and units outstanding for the three months ended March 31, 2021.
(2)	Based on 91,737,113 weighted-average shares and units outstanding for the three months ended March 31, 2020.

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

Set forth below is a reconciliation of same store net operating income to net income (loss) available to common shares for the three months ended March 31, 2021 and 2020 (in thousands, except per unit data):

	Three Months Ended March 31, (a)
	2021	2020	% change
Revenue:
Rental and other property revenue	$51,878	$49,121	5.6%
Property Operating Expenses
Real estate taxes	6,457	6,018	7.3%
Property insurance	1,188	916	29.7%
Personnel expenses	4,593	4,464	2.9%
Utilities	2,920	2,793	4.5%
Repairs and maintenance	1,653	1,547	6.9%
Contract services	2,029	1,849	9.7%
Advertising expenses	525	532	-1.3%
Other expenses	590	672	-12.2%
Total property operating expenses	19,955	18,791	6.2%
Net operating income	$31,923	$30,330	5.3%
NOI Margin	61.5%	61.7%	-0.2%
Average Occupancy	95.3%	92.7%	2.6%
Average effective monthly rent, per unit	$1,129	$1,097	2.9%
Reconciliation of Same-Store Net Operating Income to Net Income (Loss)
Same-store portfolio net operating income (a)	$31,923	$30,330
Non same-store net operating income	2,050	1,089
Other revenue	301	194
Property management expenses	(1,943)	(2,156)
General and administrative expenses	(5,942)	(5,376)
Depreciation and amortization	(16,552)	(14,828)
Abandoned deal costs	—	(130)
Casualty losses	(359)	—
Interest expense	(8,385)	(9,497)
Net income (loss)	$1,093	$(374)
(a)	Same store portfolio included 54 properties containing 14,995 units.

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

Our primary cash requirements are to:

•	make investments and fund the associated costs, including expenditures to continue our value add initiatives to improve the quality and performance of our properties;
•	repay our indebtedness;
•	fund recurring maintenance necessary to maintain our properties;
•	pay our operating expenses; and
•

distribute a minimum of 90% of our REIT taxable income (determined without regard to the deduction for dividends paid and excluding net capital gain) and to make investments in a manner that enables us to maintain our qualification as a REIT.

We intend to meet our liquidity requirements primarily through a combination of one or more of the following:

•	the use of our cash and cash equivalents of $8.7 million as of March 31, 2021;
•	existing and future unsecured financing, including advances under our unsecured credit facility, and financing secured directly or indirectly by the apartment properties in our portfolio;
•	cash generated from operating activities;
•	net cash proceeds from property sales, including sales undertaken as part of our capital recycling strategy and other sales; and
•	proceeds from the sales of our common stock and other equity securities, including common stock that may be sold under our ATM Program and/or issued on a forward basis.

Cash Flows

As of March 31, 2021 and 2020, we maintained cash and cash equivalents, and restricted cash of approximately $13.1 million and $62.1 million, respectively. Our cash and cash equivalents were generated from the following activities (dollars in thousands):

	For the Three Months Ended March 31,
	2021	2020
Cash flow from operating activities	$20,638	$11,684
Cash flow from investing activities	(7,281)	(59,170)
Cash flow from financing activities	(13,870)	95,229
Net change in cash and cash equivalents, and restricted cash	(513)	47,743
Cash and cash equivalents, and restricted cash, beginning of period	13,615	14,433
Cash and cash equivalents, and restricted cash, end of the period	$13,102	$62,176

Our cash inflow from operating activities during the three months ended March 31, 2021 and 2020 were primarily driven by ongoing operations of our properties.

Our cash outflow from investing activities during the three months ended March 31, 2021 was primarily due to our capital expenditures. Our cash outflow from investing activities during the three months ended March 31, 2020 was primarily due to a property acquisition and our capital expenditures.

Our cash outflow from financing activities during the three months ended March 31, 2021 was primarily due to the distribution of dividends of our common stock. Our cash inflow from financing activities during the three months ended March 31, 2020 was primarily due to $65.5 million of draws on our unsecured credit facility and a $50.0 million settlement on our forward sale agreements, partially offset by the distribution of dividends of our common stock.

Contractual Commitments

Our 2020 Annual Report on Form 10-K includes a table of contractual commitments. There were no material changes to these commitments since the filing of our Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements during the three months ended March 31, 2021 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our interests.

Critical Accounting Estimates and Policies

Our 2020 Annual Report on Form 10-K contains a discussion of our critical accounting policies. Management discusses our critical accounting policies and management’s judgments and estimates with the audit committee of our board of directors. There were no material changes to our critical accounting policies since the filing of our Annual Report on Form 10-K.

Item 3.	Qualitative and Quantitative Disclosure About Market Risk.

Our 2020 Annual Report on Form 10-K contains a discussion of qualitative and quantitative market risks. There have been no material changes in quantitative and qualitative market risks during the three months ended March 31, 2021 from the disclosures included in our 2020 Annual Report on Form 10-K.

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

Effective as of March 31, 2021, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation referred to above during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have not been any material changes from the risk factors disclosed in Part 1, Item A of our 2020 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2021, no IROP unitholders exchanged any units for shares of our common stock or cash.

During the three months ended March 31, 2021, we withheld shares of common stock to satisfy employee tax withholding obligations payable upon the vesting of restricted common stock awards, as follows:

Period	Total Number of Shares Purchased	Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
01/01/2021 to 01/31/2021	8,537	$13.43	—	—
02/01/2021 to 02/28/2021	22,649	14.25	—	—
03/01/2021 to 03/31/2021	25,491	14.62	—	—
Total	56,677	$14.30	—	—
(1)	The price reported is the average price paid per share using our closing price on the NYSE on the vesting date of the relevant award.
Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

101

iXBRL (Inline eXtensible Business Reporting Language). The following materials, formatted in iXBRL: (i) Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020, (ii) Consolidated Statements of Operations for the three months ended March 31, 2021 and 2020, (iii) Consolidated Statement of Comprehensive Income (Loss) for the three months ended March 31, 2021 and 2020, (iv) Consolidated Statements of Changes in Equity for the three months ended March 31, 2021 and 2020, (v) Consolidated Statements of Cash Flows for the three months March 31, 2021 and 2020 and (vi) notes to the consolidated financial statements as of March 31, 2021.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Independence Realty Trust, Inc.

Date: April 30, 2021	By:	/s/ Scott f. Schaeffer
Scott F. Schaeffer
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: April 30, 2021	By:	/s/ James J. Sebra
James J. Sebra
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: April 30, 2021	By:	/s/ Jason R. Delozier
Jason R. Delozier
Chief Accounting Officer
(Principal Accounting Officer)