Form 10-Q
period 2021-06-30
INDEPENDENCE REALTY TRUST, INC.
filed 2021-07-26
CIK 1466085

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of July 20, 2021 there were 105,114,306 shares of the Registrant’s common stock issued and outstanding.

INDEPENDENCE REALTY TRUST, INC.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

Independence Realty Trust, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited and dollars in thousands, except share and per share data)

	As of June 30, 2021	As of December 31, 2020
ASSETS:
Investments in real estate:
Investments in real estate, at cost	$2,035,988	$1,916,770
Accumulated depreciation	(231,866)	(208,618)
Investments in real estate, net	1,804,122	1,708,152
Real estate held for sale	27,910	—
Cash and cash equivalents	7,566	8,751
Restricted cash	6,441	4,864
Investments in unconsolidated real estate entities	10,205	—
Other assets	17,311	12,338
Derivative assets	853	—
Intangible assets, net of accumulated amortization of $43 and $0, respectively	714	792
Total Assets	$1,875,122	$1,734,897
LIABILITIES AND EQUITY:
Indebtedness, net of unamortized deferred financing costs of $4,643 and $4,208, respectively	$1,036,841	$945,686
Indebtedness associated with real estate held for sale, net of unamortized deferred financing costs of $32 and $0, respectively	19,622	—
Accounts payable and accrued expenses	30,530	25,416
Accrued interest payable	1,909	1,976
Dividends payable	12,648	12,257
Derivative liabilities	19,386	29,842
Other liabilities	6,903	6,949
Total Liabilities	1,127,839	1,022,126
Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized, 0 and 0 shares issued and outstanding, respectively	—	—
Common stock, $0.01 par value; 300,000,000 shares authorized, 105,109,649 and 101,803,762 shares issued and outstanding, including 258,310 and 339,468 unvested restricted common share awards, respectively	1,051	1,018
Additional paid-in capital	963,754	919,615
Accumulated other comprehensive income (loss)	(22,011)	(33,822)
Retained earnings (accumulated deficit)	(199,350)	(178,751)
Total stockholders’ equity	743,444	708,060
Noncontrolling interests	3,839	4,711
Total Equity	747,283	712,771
Total Liabilities and Equity	$1,875,122	$1,734,897

The accompanying notes are an integral part of these condensed consolidated financial statements.

Independence Realty Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited and dollars in thousands, except share and per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
REVENUE:
Rental and other property revenue	$57,286	$52,087	$112,097	$103,243
Other revenue	158	181	459	375
Total revenue	57,444	52,268	112,556	103,618
EXPENSES:
Property operating expenses	22,298	20,974	43,136	40,711
Property management expenses	2,176	2,077	4,119	4,233
General and administrative expenses	4,241	3,574	10,183	8,950
Depreciation and amortization expense	16,763	15,231	33,315	30,059
Abandoned deal costs	—	—	—	130
Casualty losses	—	411	359	411
Total expenses	45,478	42,267	91,112	84,494
Interest expense	(8,559)	(9,202)	(16,944)	(18,699)
Net income:	3,407	799	4,500	425
Income allocated to noncontrolling interest	(21)	(10)	(28)	(8)
Net income allocable to common shares	$3,386	$789	$4,472	$417
Earnings per share:
Basic	$0.03	$0.01	$0.04	$0.00
Diluted	$0.03	$0.01	0.04	$0.00
Weighted-average shares:
Basic	102,023,204	94,435,722	101,847,876	92,646,891
Diluted	102,923,924	95,092,860	102,822,099	93,550,425

The accompanying notes are an integral part of these condensed consolidated financial statements.

Independence Realty Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited and dollars in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Net income	$3,407	$799	$4,500	$425
Other comprehensive income (loss):
Change in fair value of interest rate hedges	364	(1,973)	15,537	(25,395)
Realized (losses) gains on interest rate hedges reclassified to earnings	(1,861)	(1,405)	(3,621)	(1,823)
Total other comprehensive income (loss)	(1,497)	(3,378)	11,916	(27,218)
Comprehensive income (loss) before allocation to noncontrolling interests	1,910	(2,579)	16,416	(26,793)
Allocation to noncontrolling interests	(38)	19	(133)	210
Comprehensive income (loss)	$1,872	$(2,560)	$16,283	$(26,583)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Independence Realty Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Equity

(Unaudited and dollars in thousands, except share information)

	Common Shares	Par Value Common Shares	Additional Paid In Capital	Accumulated Other Comprehensive Income (loss)	Retained Earnings (Deficit)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2020	101,803,762	$1,018	$919,615	$(33,822)	$(178,751)	$708,060	$4,711	$712,771
Net income	—	—	—	—	1,086	1,086	7	1,093
Other comprehensive income	—	—	—	13,325	—	13,325	88	13,413
Stock compensation	286,647	2	3,346	—	—	3,348	—	3,348
Issuance of common shares, net	—	—	(59)	—	—	(59)	—	(59)
Repurchase of shares related to equity award tax withholding	(56,677)	(2)	(2,860)	—	—	(2,862)	—	(2,862)
Common dividends declared ($0.12 per share)	—	—	—	—	(12,486)	(12,486)	—	(12,486)
Distribution to noncontrolling interest declared ($0.12 per unit)	—	—	—	—	—	—	(80)	(80)
Balance, March 31, 2021	102,033,732	$1,018	$920,042	$(20,497)	$(190,151)	$710,412	$4,726	$715,138
Net income					3,386	3,386	21	3,407
Other comprehensive income (loss)	—	—	—	(1,514)	—	(1,514)	17	(1,497)
Stock compensation expense	23,436	1	1,356	—	—	1,357	—	1,357
Repurchase of shares related to equity award tax withholding	(1,674)	1	(81)	—	—	(80)	—	(80)
Issuance of common shares, net	2,932,000	30	41,580	—	—	41,610	—	41,610
Conversion of noncontrolling interest to common shares	122,155	1	857	—	—	858	(858)	—
Common dividends declared ($0.12 per share)	—	—	—	—	(12,585)	(12,585)	—	(12,585)
Distribution to noncontrolling interest declared ($0.12 per unit)	—	—	—	—	—	—	(67)	(67)
Balance, June 30, 2021	105,109,649	$1,051	$963,754	$(22,011)	$(199,350)	$743,444	$3,839	$747,283

	Common Shares	Par Value Common Shares	Additional Paid In Capital	Accumulated Other Comprehensive Income (loss)	Retained Earnings (Deficit)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2019	91,070,637	$911	$765,992	$(12,099)	$(141,525)	$613,279	$6,478	$619,757
Net income (loss)	—	—	—	—	(372)	(372)	(2)	(374)
Other comprehensive income (loss)	—	—	—	(23,651)	—	(23,651)	(189)	(23,840)
Stock compensation	183,940	2	2,642	—	—	2,644	—	2,644
Issuance of common shares, net	3,406,000	35	49,729	—	—	49,764	—	49,764
Repurchase of shares related to equity award tax withholding	(51,128)	(1)	(1,489)	—	—	(1,490)	—	(1,490)
Conversion of noncontrolling interest to common shares	82,357	—	627	—	—	627	(627)	—
Common dividends declared ($0.18 per share)	—	—	—	—	(17,148)	(17,148)	—	(17,148)
Distribution to noncontrolling interest declared ($0.18 per unit)	—	—	—	—	—	—	(142)	(142)
Balance, March 31, 2020	94,691,806	$947	$817,501	$(35,750)	$(159,045)	$623,653	$5,518	$629,171
Net income	—	—	—	-	789	789	10	799
Other comprehensive (loss)	—	—	—	(3,349)	—	(3,349)	(29)	(3,378)
Stock compensation expense	49,340	—	1,250	—	—	1,250	—	1,250
Issuance of common shares, net	—	—	(32)	—	—	(32)	—	(32)
Common dividends declared ($0.12 per share)	—	—	—	—	(11,329)	(11,329)	—	(11,329)
Distribution to noncontrolling interest declared ($0.12 per unit)	—	—	—	—	—	—	(95)	(95)
Balance, June 30, 2020	94,741,146	$947	$818,719	$(39,099)	$(169,585)	$610,982	$5,404	$616,386

The accompanying notes are an integral part of these condensed consolidated financial statements

Independence Realty Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited and dollars in thousands)

	For the Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net income	$4,500	$425
Adjustments to reconcile net income to cash flow from operating activities:
Depreciation and amortization	33,315	30,059
Amortization of deferred financing costs	738	723
Stock compensation	4,646	3,859
Casualty losses	359	411
Amortization related to derivative instruments	608	579
Changes in assets and liabilities:
Other assets	(4,886)	(4,348)
Accounts payable and accrued expenses	3,985	2,812
Accrued interest payable	(67)	(188)
Other liabilities	54	7
Cash flow provided by operating activities	43,252	34,339
Cash flows from investing activities:
Acquisition of real estate properties	(139,231)	(50,618)
Investments in unconsolidated real estate entities	(10,205)	—
Capital expenditures	(17,244)	(17,070)
Cash flow used in investing activities	(166,680)	(67,688)
Cash flows from financing activities:
Proceeds from unsecured credit facility and term loans	369,500	65,501
Unsecured credit facility repayments	(234,800)	(39,000)
Mortgage principal repayments	(23,456)	(3,835)
Payments for deferred financing costs	(1,205)	(50)
Proceeds from issuance of common stock, net	41,551	49,732
Distributions on common stock	(24,666)	(33,479)
Distributions to noncontrolling interests	(162)	(302)
Repurchase of shares related to equity award tax withholding	(2,942)	(1,490)
Cash flow provided by financing activities	123,820	37,077
Net change in cash and cash equivalents, and restricted cash	392	3,728
Cash and cash equivalents, and restricted cash, beginning of period	13,615	14,433
Cash and cash equivalents, and restricted cash, end of the period	$14,007	$18,161
Reconciliation of cash, cash equivalents, and restricted cash to the Consolidated Balance Sheet
Cash and cash equivalents	$7,566	$11,652
Restricted cash	6,441	6,509
Total cash, cash equivalents, and restricted cash, end of period	$14,007	$18,161

The accompanying notes are an integral part of these condensed consolidated financial statements

.

Independence Realty Trust, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

As of June 30, 2021

(Unaudited and dollars in thousands, except share and per share data)

NOTE 1: Organization

Independence Realty Trust, Inc. (“IRT”), is a self-administered and self-managed Maryland real estate investment trust (“REIT”) which was formed on March 26, 2009.  Our primary purposes are to acquire, own, operate, improve and manage multifamily apartment communities in non-gateway markets. As of June 30, 2021, we owned and operated 58 multifamily apartment properties that contain 16,261 units across non-gateway U.S. markets including Atlanta, Dallas, Louisville, Memphis, Raleigh, and Tampa. We own all of our assets and conduct substantially all of our operations through Independence Realty Operating Partnership, LP (“IROP”), of which we are the sole general partner.

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

e. Restricted Cash

Restricted cash includes escrows of our funds held by lenders to fund certain expenditures, such as real estate taxes and insurance, or to be released at our discretion upon the occurrence of certain pre-specified events.  As of June 30, 2021 and December 31, 2020, we had $6,441 and $4,864, respectively, of restricted cash.

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

The aggregate value of in-place leases is determined by evaluating various factors, including the terms of the leases that are in place and assumed lease-up periods. The value assigned to in-place lease assets is amortized over the assumed lease up period, typically six months. During the three and six months ended June 30, 2021, we acquired in-place leases with a value of $757, as part of related property acquisitions that are discussed further in Note 3. For the three and six months ended June 30, 2021, we recorded $439 and $835, respectively, of amortization expense for intangible assets. For the three and six months ended June 30, 2020, we recorded $186 and $557, respectively, of amortization expense for intangible assets. For the three and six months ended June 30, 2021, we wrote-off fully amortized intangible assets of $792 and $792, respectively. For the three and six months ended June 30, 2020, we wrote-off fully amortized intangible assets of $503 and $950, respectively. As of June 30, 2021, we expect to record additional amortization expense on current in-place intangible assets of $714 for the remainder of 2021.

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

Depreciation Expense

Depreciation expense for real estate assets is computed using a straight-line method based on a life of 40 years for buildings and improvements and five to ten years for equipment and fixtures.  For the three and six months ended June 30, 2021, we recorded $16,324 and $32,480 of depreciation expense, respectively. For the three and six months ended June 30, 2020, we recorded $15,045 and $29,502 of depreciation expense, respectively.

Casualty Loss

Occasionally, we incur losses at our communities from wind storms, floods, fires and similar hazards. Sometimes, a portion of these losses are not fully covered by our insurance policies due to deductibles. In these cases, we estimate the carrying value of the damaged property and record a casualty loss for the difference between the estimated carrying value and the insurance proceeds. During the three and six months ended June 30, 2021, we incurred $0 and $359 of casualty losses, respectively.

g. Investments in unconsolidated real estate entities

We invest in joint ventures in which we exercise significant influence but do not control the major decisions of the joint venture. Therefore, we account for these investments using the equity method of accounting.  Under the equity method of accounting, the investment is carried at cost plus our share of net earnings or losses.  As of June 30, 2021 and 2020, the carrying value of our investments in joint ventures totaled $10,205 and $0, respectively, and was recorded as a separate line item on the face of our consolidated balance sheet. We recognized no income or losses from equity method investments during the three and six months ended June 30, 2021 and 2020.

h. Revenue and Expenses

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

Due to the COVID-19 pandemic, some of our residents have experienced difficulty making rent payments and, as a result, our rent receivables have increased compared to historical levels. This caused us to further evaluate collectability and we recorded $78 and $125 provision for bad debts during the three and six months ended June 30, 2021, respectively, to appropriately reflect management’s estimate for uncollectible accounts. The provision for bad debts was recorded as a reduction to rental and other property income in our consolidated statements of operations. The total adjustment to rental and other property income for the three and six months ended June 30, 2021 was $590 and $1,023, respectively. The total adjustment to rental and other property income for the three and six months ended June 30, 2020 was $751 and $1,088, respectively.

To support our residents that were economically impacted and unable to pay their rent in full during 2020, we offered residents deferred rent payment plans whereby the resident could defer between 25% and 75% of their monthly rent for between one and three months. Residents were required to provide evidence of financial hardship and commit to a full 12-month lease term, which provided a longer period over which the deferred rent could be repaid. We accounted for the deferred payment plans as if no change had been made to the original lease agreement and continued to recognize rental income while increasing lease receivables from residents. As of June 30, 2021, deferred rents receivable from residents totaled $12.

For the three and six months ended June 30, 2021, we recognized revenues of $19 and $41, respectively, related to recoveries of lost rental revenue due to natural disasters and other insurable events from our insurance providers. For the three and six months ended June 30, 2020, we recognized revenues of $148 and $151, respectively, related to recoveries of lost rental revenue due to natural disasters and other insurable events from our insurance providers.

Advertising Expenses

For the three and six months ended June 30, 2021, we incurred $636 and $1,180 of advertising expenses, respectively. For the three and six months ended June 30, 2020, we incurred $551 and $1,160 of advertising expenses, respectively.

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

FASB ASC Topic 825, “Financial Instruments” requires disclosure of the fair value of financial instruments for which it is practicable to estimate that value. Given that cash and cash equivalents and restricted cash are short term in nature with limited fair value volatility, the carrying amount is deemed to be a reasonable approximation of fair value and the fair value input is classified as a Level 1 fair value measurement. The fair value input for the derivatives is classified as a Level 2 fair value measurement within the fair value hierarchy. The fair value inputs for our unsecured credit facility and term loans are classified as Level 2 fair value measurements within the fair value hierarchy. The fair value of mortgage indebtedness is based on a discounted cash flows valuation technique. As this technique utilizes current credit spreads, which are generally unobservable, this is classified as a Level 3 fair value measurement within the fair value hierarchy.  We determine appropriate credit spreads based on the type of debt and its maturity. There were no transfers between levels in the fair value hierarchy for the six months ended June 30, 2021. The following table summarizes the carrying amount and the fair value of our financial instruments as of the periods indicated:

	As of June 30, 2021		As of December 31, 2020
Financial Instrument	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Cash and cash equivalents	$7,566	$7,566	$8,751	$8,751
Restricted cash	6,441	6,441	4,864	4,864
Derivative assets	853	853	—	—

Liabilities
Debt:
Unsecured credit facility	118,150	119,503	183,110	184,802
Unsecured term loans	497,752	500,000	298,759	300,000
Mortgages (1)	440,561	454,257	463,817	479,929
Derivative liabilities	19,386	19,386	29,842	29,842
(1)	Includes indebtedness associated with real estate held for sale.

k. Deferred Financing Costs

Costs incurred in connection with debt financing are deferred and classified within indebtedness and charged to interest expense over the terms of the related debt agreements, under the effective interest method.

l. Office Leases

In accordance with FASB ASC Topic 842, “Leases”, lessees are required to recognize a right-of-use asset and a lease liability on the balance sheet at the lease commencement date for all leases, except those leases with terms of less than a year.  We lease corporate office space under leases with terms of up to 10 years and that may include extension options, but that do not include any residual value guarantees or restrictive covenants. As of June 30, 2021, we have $2,457 of operating lease right-of-use assets and $2,803 of operating lease liabilities related to our corporate office leases. The operating lease right-of-use assets are presented within other assets and the operating lease liabilities are presented within other liabilities in our consolidated balance sheet. We recorded $166 and $338 of total operating lease expense during the three and six months ended June 30, 2021, which is recorded within property management expense and general and administrative expenses in our condensed consolidated statements of operations.

m. Income Taxes

We have elected to be taxed as a REIT.  Accordingly, we recorded no income tax expense for the three and six months ended June 30, 2021 and 2020.

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

n. Recent Accounting Pronouncements

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

NOTE 3: Investments in Real Estate

As of June 30, 2021, our investments in real estate consisted of 58 apartment properties that contain 16,261 units.  The following table summarizes our investments in real estate:

	As of June 30, 2021	As of December 31, 2020	Depreciable Lives (In years)
Land	$260,581	$251,365	—
Building	1,625,329	1,527,535	40
Furniture, fixtures and equipment	150,078	137,870	5-10
Total investment in real estate	$2,035,988	$1,916,770
Accumulated depreciation	(231,866)	(208,618)
Investments in real estate, net	$1,804,122	$1,708,152

As of June 30, 2021, we owned one property that was classified as held for sale. We expect the sale of this property to close in the third quarter of 2021. The table below summarizes our held for sale property.

Property Name	Location	Units	Net Carrying Value
King's Landing	St. Louis, MO	152	$27,910
Total		152	$27,910

Acquisitions

In May 2021, we acquired a 272-unit property located in Charlotte, NC for $66,544.

In June 2021, we acquired a 322-unit property located in McKinney, TX for $73,372.

The following table summarizes the aggregate relative fair value of the assets and liabilities associated with the properties acquired during the six-month period ended June 30, 2021, on the date of acquisition, accounted for under FASB ASC Topic 805-50-15-3.

Description	Fair Value of Assets Acquired During the Six Months Ended June 30, 2021
Assets acquired:
Investments in real estate (a)	$139,336
Other assets	33
Intangible assets	757
Total assets acquired	$140,126
Liabilities assumed:
Accounts payable and accrued expenses	$795
Other liabilities	100
Total liabilities assumed	895
Estimated fair value of net assets acquired	$139,231
(a)	Included $177 of property related acquisition costs capitalized during the six months ended June 30, 2021.

NOTE 4: Indebtedness

The following tables contain summary information concerning our indebtedness as of June 30, 2021:

Debt:	Outstanding Principal	Unamortized Debt Issuance Costs	Carrying Amount	Type	Weighted Average Rate	Weighted Average Maturity (in years)
Unsecured credit facility (1)	$119,503	$(1,353)	$118,150	Floating	1.4%	1.9
Unsecured term loans	500,000	(2,248)	497,752	Floating	1.3%	3.7
Mortgages (2)	441,635	(1,074)	440,561	Fixed	3.8%	2.8
Total Debt	$1,061,138	$(4,675)	$1,056,463		2.4%	3.1
(1)	The unsecured credit facility total capacity is $350,000, of which $119,503 was outstanding as of June 30, 2021.
(2)	Includes indebtedness associated with real estate held for sale.

On March 1, 2021, we drew down on our unsecured credit facility to extinguish a property mortgage totaling $5,975. The property mortgage had a weighted-average rate of 5.7%.

On April 5, 2021, we drew down on our unsecured credit facility to extinguish a property mortgage and made partial paydowns on another mortgage totaling $13,666. The property mortgages had a weighted-average rate of 4.2%.

On May 18, 2021, we entered into a Second Amended and Restated Credit Agreement which provided for a $550,000 unsecured credit facility (the “Facility) that consists of a $350,000 revolving line of credit (the “Unsecured Revolving Line of Credit”) and a new $200,000 senior term loan (the “New Unsecured Term Loan”). Additionally, we have the right to increase the aggregate amount of the Facility to up to $600,000, subject to certain terms and conditions.  The maturity date on borrowings outstanding under the Unsecured Revolving Line of Credit is May 9, 2023, subject to our option to extend the revolving commitment for two additional 6-month periods under certain circumstances, including a payment of an extension fee.  The maturity date on the New Unsecured Term Loan is May 18, 2026. We may prepay the Facility, in whole or in part, at any time without prepayment fee or penalty.  At our option, borrowings under the Unsecured Revolving Line of Credit will bear interest at a rate equal to either (i) the 1-month LIBOR rate plus a margin of 125 to 200 basis points, or (ii) a base rate plus a margin of 25 to 100 basis points and borrowings under the New Unsecured Term Loan will bear interest at a rate equal to either (i) the LIBOR rate plus a margin of 120 to 190 basis points, or (ii) a base rate plus a margin of 20 to 90 basis points. The applicable margin is determined based upon our total consolidated leverage ratio. Substantially all of the proceeds of the New Unsecured Term Loan were applied at closing to repay the outstanding balance under the revolving credit facility established under the prior credit agreement. We recognized the refinance of the Unsecured Revolving Line of Credit as a modification of debt. The New Unsecured Term Loan was accounted for as an issuance of new debt. We incurred upfront costs of $1,200 associated with this transaction.

As of June 30, 2021, we were in compliance with all financial covenants contained in the documents governing our indebtedness.

	Scheduled maturities on our indebtedness outstanding as of June 30, 2021
Debt:	2021	2022	2023	2024	2025	Thereafter
Unsecured credit facility	$—	$—	$119,503	$—	$—	$—
Unsecured term loans	—	—	—	300,000	—	200,000
Mortgages (1)	42,489	54,298	106,469	34,891	160,951	42,537
Total	$42,489	$54,298	$225,972	$334,891	$160,951	$242,537
(1)	Includes indebtedness associated with real estate held for sale.

The following table contains summary information concerning our indebtedness as of December 31, 2020:

Debt:	Outstanding Principal	Unamortized Debt Issuance Costs	Carrying Amount	Type	Weighted Average Rate	Weighted Average Maturity (in years)
Unsecured credit facility (1)	$184,802	$(1,692)	$183,110	Floating	1.6%	2.4
Unsecured term loans	300,000	(1,241)	298,759	Floating	1.5%	3.3
Mortgages	465,092	(1,275)	463,817	Fixed	3.9%	3.2
Total Debt	$949,894	$(4,208)	$945,686		2.7%	3.1
(1)	The unsecured credit facility total capacity was $350,000, of which $184,802 was outstanding as of December 31, 2020.

On July 1, 2021, we drew down on our unsecured credit facility to extinguish a property mortgage totaling $18,650. The property mortgage had a weighted-average rate of 3.4%.

NOTE 5: Derivative Financial Instruments

The following table summarizes the aggregate notional amounts and estimated net fair values of our derivative instruments as of June 30, 2021 and December 31, 2020:

	As of June 30, 2021			As of December 31, 2020
	Notional	Fair Value of Assets	Fair Value of Liabilities	Notional	Fair Value of Assets	Fair Value of Liabilities
Cash flow hedges:
Interest rate swap	$150,000	$—	9,624	$150,000	$—	$694
Interest rate collars	250,000	—	9,762	250,000	—	13,331
Forward interest rate swaps	—	853	—	—	—	15,817
Total	$400,000	$853	19,386	$400,000	$—	$29,842

Effective interest rate swaps and caps are reported in accumulated other comprehensive income, and the fair value of these hedge agreements is recorded as derivative assets or liabilities on the face of our consolidated balance sheet.

For our interest rate swap and collars that are considered highly effective hedges, we reclassified realized losses of $1,555 and $3,013 to earnings within interest expense for the three and six months ended June 30, 2021, respectively, and we expect $8,824 to be reclassified out of accumulated other comprehensive income to earnings over the next 12 months.

NOTE 6: Stockholders’ Equity and Noncontrolling Interests

Stockholders’ Equity

On March 15, 2021, our board of directors declared a dividend of $0.12 per share on our common stock, which was paid on April 23, 2021 to common stockholders of record as of April 2, 2021.

On June 14, 2021, our board of directors declared a dividend of $0.12 per share on our common stock, which was paid on July 23, 2021 to common stockholders of record as of July 2, 2021.

During the three and six months ended June 30, 2021, we also paid $4 and $278, respectively, of dividends on restricted common share awards that vested during the period.

  On November 13, 2020, we entered into an equity distribution agreement pursuant to which we may from time to time offer and sell shares of our common stock having an aggregate offering price of up to $150,000 (the “ATM Program”) in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended.  Under the ATM Program, we may also enter into one or more forward sale transactions for the sale of shares of our common stock on a forward basis. During the fourth quarter of 2020 and the first half of 2021, we sold 2,932,000 shares on a forward basis under the ATM program. On June 29, 2021, the forward sale transactions were all physically settled and we issued 2,932,000 shares of common stock for a total of $41,671 in net proceeds.

We evaluated the accounting for the forward sale transactions under FASB ASC Topic 480 “Distinguishing Liabilities from Equity” and FASB ASC Topic 815 “Derivatives and Hedging”.  As the forward sale transactions are considered indexed to our own equity and since they meet the equity classification conditions in ASC 815-40-25, the forward sale transactions have been classified as equity.

We have submitted Articles of Amendment to the State Department of Assessments and Taxation of Maryland to increase the number of authorized shares of common stock, $0.01 par value, from 300,000,000 to 500,000,000 and expect such Amendment to be effective July 27, 2021.

Noncontrolling Interest

During the three and six months ended June 30, 2021, holders of IROP units exchanged 122,155 units for 122,155 shares of our common stock. As of June 30, 2021, 552,360 IROP units held by unaffiliated third parties remain outstanding.

On March 15, 2021, our board of directors declared a dividend of $0.12 per unit, which was paid on April 23, 2021 to IROP LP unitholders of record as of April 2, 2021.

On June 14, 2021, our board of directors declared a dividend of $0.12 per unit, which was paid on July 23, 2021 to IROP LP unitholders of record as of July 2, 2021.

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

	2021
	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Balance, January 1,	406,849	$11.68
Granted	204,095	14.27
Vested	(198,054)	11.74
Forfeited	(19,214)	12.89
Balance, June 30, (1)	393,676	$12.93

(1)	The outstanding award balance above included 135,366 and 67,381 RSUs as of June 30, 2021 and December 31, 2020, respectively.

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

During the six months ended June 30, 2021 and 2020, a portion of the RSUs and PSUs granted were issued to employees who are retirement eligible. The fact that the grantees are retirement eligible resulted in immediate recognition of the associated stock-based compensation expense totaling $2,112 and $1,667, respectively.

NOTE 8: Earnings Per Share

The following table presents a reconciliation of basic and diluted earnings (loss) per share for the three and six months ended June 30, 2021 and 2020:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Net income	$3,407	$799	$4,500	$425
Income allocated to noncontrolling interest	(21)	(10)	(28)	(8)
Net income allocable to common shares	3,386	789	4,472	417
Weighted-average shares outstanding—Basic	102,023,204	94,435,722	101,847,876	92,646,891
Weighted-average shares outstanding—Diluted	102,923,924	95,092,860	102,822,099	93,550,425
Earnings per share—Basic	$0.03	$0.01	$0.04	$0.00
Earnings per share—Diluted	$0.03	$0.01	$0.04	$0.00

Certain IROP units, restricted stock awards, RSUs, PSUs, and forward sale agreements were excluded from the earnings (loss) per share computation because their effect would have been anti-dilutive, totaling 552,360 and 552,360 for the three and six months ended June 30, 2021, respectively, and 7,785,677 and 7,733,134 for the three and six months ended June 30, 2020, respectively.

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

NOTE 10: Subsequent Events

Agreement and Plan of Merger

On July 26, 2021, we, together with IROP, and IRSTAR Sub, LLC, a wholly-owned subsidiary of IRT (“IRT Merger Sub”), entered into an agreement and plan of merger (the “Merger Agreement”) with Steadfast Apartment REIT, Inc. (“STAR”) and its operating partnership, Steadfast Apartment REIT Operating Partnership, L.P. (“STAR OP”).

On the terms, and subject to the conditions of, the Merger Agreement, STAR will merge with and into IRT Merger Sub (the “REIT Merger”), with IRT Merger Sub surviving the REIT Merger as a wholly-owned subsidiary of IRT; and immediately thereafter,

STAR OP will merge with and into IROP (the “Partnership Merger” and, together with the REIT Merger, the “Mergers”), with IROP surviving the Partnership Merger.

In the REIT Merger, each outstanding share of STAR common stock, par value $0.01 per share (“STAR common stock”) will be converted automatically into the right to receive 0.905 (the “Exchange Ratio”) of a newly issued share of IRT common stock, par value $0.01 per share (“IRT common stock”). In the Partnership Merger, each outstanding unit of limited partnership of STAR OP (each, an “STAR OP common unit”) will be converted into the right to receive the Exchange Ratio of a newly issued common unit of limited partnership of IROP (each, an “IROP common unit”).  Under the agreement of limited partnership of IROP, IRT common unitholders may generally tender their IRT common units, in whole or in part, to IROP for redemption for a cash amount based on the then market price of an equivalent number of shares of IRT common stock, and IRT may thereupon elect, at its option, to satisfy the redemption by issuing one share of IRT common stock for each IROP common unit tendered for redemption.

Through the Mergers, STAR stockholders will receive, in aggregate, in exchange for their shares of STAR common stock, approximately 99.8 million shares of IRT common stock and limited partners in STAR OP will receive, in aggregate, in exchange for their STAR OP Units, approximately 6.4 million IROP common units.

Consummation of the Mergers is subject to customary closing conditions, including, among others, receipt of IRT stockholder approval and STAR stockholder approval, and is expected to occur in the fourth quarter of 2021.

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

Factors that might cause actual results to differ materially from our expectations, many of which may be more likely to impact us as a result of the ongoing COVID-19 pandemic, are set forth in the “Risk Factors” sections of our Annual Report on Form 10-K for the year ended December 31, 2020 and in other of our public filings with the SEC and could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements. We caution you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. Except to the extent required by applicable law or regulation, we undertake no obligation to update these forward-looking statements to reflect events or circumstances after the date of this filing or to reflect the occurrence of unanticipated events.

Overview

Our Company

We are a self-administered and self-managed Maryland real estate investment trust (“REIT”), that acquires, owns, operates, improves and manages multifamily apartment communities across non-gateway U.S. markets.  As of June 30, 2021, we owned and operated 58 multifamily apartment properties that contain 16,261 units. Our properties are located in Georgia, North Carolina, Tennessee, Kentucky, Ohio, Oklahoma, Indiana, Texas, Florida, South Carolina, Missouri, and Alabama. We do not have any foreign operations and our business is not seasonal. Our executive offices are located at 1835 Market Street, Suite 2601, Philadelphia, PA 19103 and our telephone number is (267) 270-4800. We have offices in Philadelphia, Pennsylvania and Chicago, Illinois.

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

Property Portfolio

As of June 30, 2021, we owned 58 multifamily apartment properties, totaling 16,261 units.  Below is a summary of our property portfolio by market.

(Dollars in thousands, except per unit data)	As of June 30, 2021				For the Three Months Ended June 30,
Market	Number of Properties	Units	Gross Real Estate Assets	Period End Occupancy	Average Effective Monthly Rent per Unit	Net Operating Income	% of NOI
Atlanta, GA	6	2,020	$263,212	96.3%	$1,274	$4,961	14.1%
Raleigh - Durham, NC	6	1,690	247,616	94.5%	1,212	4,212	12.0%
Memphis, TN	4	1,383	150,487	95.4%	1,243	3,516	10.0%
Louisville, KY	6	1,710	203,104	93.0%	1,035	2,998	8.5%
Tampa-St. Petersburg, FL	4	1,104	183,842	96.5%	1,354	2,770	7.9%
Columbus, OH	6	1,547	158,664	95.0%	1,095	2,735	7.8%
Dallas, TX	5	1,307	213,934	95.9%	1,353	2,510	7.2%
Oklahoma City, OK	5	1,658	80,001	97.3%	712	2,219	6.3%
Indianapolis, IN	4	916	92,201	96.6%	1,097	1,851	5.3%
Huntsville, AL	2	599	110,179	98.0%	1,301	1,796	5.1%
Myrtle Beach, SC - Wilmington, NC	3	628	65,253	93.9%	1,091	1,429	4.1%
Charleston, SC	2	518	80,303	95.3%	1,330	1,219	3.5%
Charlotte, NC	2	480	108,784	93.5%	1,436	944	2.7%
Orlando, FL	1	297	49,378	96.3%	1,459	817	2.3%
Asheville, NC	1	252	29,030	96.8%	1,157	617	1.8%
St. Louis, MO	1	152	33,728	98.0%	1,457	474	1.4%
Total/Weighted Average	58	16,261	$2,069,716	95.6%	$1,171	$35,068	100.0%

As of June 30, 2021, our same-store portfolio consisted of 53 multifamily apartment properties, totaling 14,843 units.  See “Non-GAAP Financial Measures – Same Store Portfolio Net Operating Income” below for our definition of same store and definitions and reconciliations related to our net operating income and net operating income margin.

Current Developments

Agreement and Plan of Merger

On July 26, 2021, we, together with IROP, and IRSTAR Sub, LLC, a wholly-owned subsidiary of IRT (“IRT Merger Sub”), entered into an agreement and plan of merger (the “Merger Agreement”) with Steadfast Apartment REIT, Inc. (“STAR”) and its operating partnership, Steadfast Apartment REIT Operating Partnership, L.P. (“STAR OP”).

On the terms, and subject to the conditions of, the Merger Agreement, STAR will merge with and into IRT Merger Sub (the “REIT Merger”), with IRT Merger Sub surviving the REIT Merger as a wholly-owned subsidiary of IRT; and immediately thereafter, STAR OP will merge with and into IROP (the “Partnership Merger” and, together with the REIT Merger, the “Mergers”), with IROP surviving the Partnership Merger.

In the REIT Merger, each outstanding share of STAR common stock, par value $0.01 per share (“STAR common stock”) will be converted automatically into the right to receive 0.905 (the “Exchange Ratio”) of a newly issued share of IRT common stock, par value $0.01 per share (“IRT common stock”). In the Partnership Merger, each outstanding unit of limited partnership of STAR OP (each, an “STAR OP common unit”) will be converted into the right to receive the Exchange Ratio of a newly issued common unit of limited partnership of IROP (each, an “IROP common unit”).  Under the agreement of limited partnership of IROP, IRT common unitholders may generally tender their IRT common units, in whole or in part, to IROP for redemption for a cash amount based on the then market price of an equivalent number of shares of IRT common stock, and IRT may thereupon elect, at its option, to satisfy the redemption by issuing one share of IRT common stock for each IROP common unit tendered for redemption.

Through the Mergers, STAR stockholders will receive, in aggregate, in exchange for their shares of STAR common stock, approximately 99.8 million shares of IRT common stock and limited partners in STAR OP will receive, in aggregate, in exchange for their STAR OP Units, approximately 6.4 million IROP common units.

Consummation of the Mergers is subject to customary closing conditions, including, among others, receipt of IRT stockholder approval and STAR stockholder approval, and is expected to occur in the fourth quarter of 2021.

Capital Recycling

Our capital recycling program consists of disposing of assets in markets where we lack scale and/or markets where management believes that growth is slowing.

In May 2021, we purchased a 272-unit located in Charlotte, NC for $66.5 million.

In June 2021, we purchased a 322-unit located in McKinney, TX for $73.4 million.

As of June 30, 2021, we had one property that was classified as held for sale. We expect the sale of this property to close in the third quarter of 2021.

Investment in unconsolidated real estate entities

In June 2021, we closed on our initial investment in a joint venture to develop a 402-unit community in Richmond, VA, which is expected to be completed in the first half of 2023. Our initial investment was $10.2 million and we are expecting to contribute a total of $16.4 million in the joint venture.

Value Add

Value add initiatives, comprised of renovations and upgrades at selected communities to drive increased rental rates, remain a core component of our longer-term growth strategy. As of June 30, 2021, we had identified 7,076 units across 23 properties for renovations and upgrades as part of our value add initiative. As of June 30, 2021, we had renovated 4,089 of the 7,076 units at an average cost per unit of $12,789 and achieved a return on our total renovation costs for these units of 17.1% (and approximately 19.3% on the interior portion of such renovation costs).  We expect to complete the remaining value add projects at the selected communities throughout 2021 and 2022.

Capital Markets

New Term Loan

On May 18, 2021, we entered into a Second Amended and Restated Credit Agreement which provided for a $550.0 million unsecured credit facility (the “Facility”) that consists of a $350.0 million revolving line of credit (the “Unsecured Revolving Line of Credit”) and a new $200.0 million senior term loan (“the New Unsecured Term Loan”). Additionally, we have the right to increase the aggregate amount of the Facility to up to $600.0 million, subject to certain terms and conditions.  The maturity date on borrowings outstanding under the Unsecured Revolving Line of Credit is May 9, 2023, subject to our option to extend the revolving commitment for two additional 6-month periods under certain circumstances, including a payment of an extension fee.  The maturity date on the New Unsecured Term Loan is May 18, 2026. We may prepay the Facility, in whole or in part, at any time without prepayment fee or penalty.  At our option, borrowings under the Unsecured Revolving Line of Credit will bear interest at a rate equal to either (i) the 1-month LIBOR rate plus a margin of 125 to 200 basis points, or (ii) a base rate plus a margin of 25 to 100 basis points and borrowings under the New Unsecured Term Loan will bear interest at a rate equal to either (i) the LIBOR rate plus a margin of 120 to 190 basis points, or (ii) a base rate plus a margin of 20 to 90 basis points. The applicable margin is determined based upon our total consolidated leverage ratio. Substantially all of the proceeds of the New Unsecured Term Loan were applied at closing to repay the outstanding balance under the revolving credit facility established under the prior credit agreement. We recognized the refinance of the Unsecured Revolving Line of Credit as a modification of debt. The New Unsecured Term Loan was accounted for as an issuance of new debt. We incurred upfront costs of $1.2 million associated with this transaction.

Forward Sale Agreements

On November 13, 2020, we entered into an equity distribution agreement pursuant to which we may from time to time offer and sell shares of our common stock having an aggregate offering price of up to $150.0 million (the “ATM Program”) in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”).  Under the ATM Program, we may also enter into one or more forward sale transactions for the sale of shares of our common stock on a forward basis. During the fourth quarter of 2020 and the first half of 2021, we sold 2.9 million shares on a forward basis under the ATM program. On June 29, 2021, we physically settled all associated forward contracts and issued 2.9 million shares of common stock for a total of $41.7 million in proceeds.

Results of Operations

Three Months Ended June 30, 2021 compared to the Three Months Ended June 30, 2020

	SAME STORE PROPERTIES				NON SAME STORE PROPERTIES				CONSOLIDATED
(Dollars in thousands)	Three Months Ended June 30,				Three Months Ended June 30,				Three Months Ended June 30,
	2021	2020	Increase (Decrease)	% Change	2021	2020	Increase (Decrease)	% Change	2021	2020	Increase (Decrease)	% Change
Property Data:
Number of properties	53	53			5	5	-	0.0%	58	58	-	0.0%
Number of units	14,843	14,843			1,418	962	456	47.4%	16,261	15,805	456	2.9%
Average occupancy	96.1%	93.1%	3.0%	n/a	94.1%	91.2%	2.9%	n/a	95.9%	92.9%	3.0%	n/a
Average effective monthly rent, per unit	1,146	1,103	43	3.9%	1,434	1,183	251	21.2%	1,171	1,108	63	5.7%
Revenue:
Rental and other property revenue	52,819	48,703	4,116	8.5%	4,467	3,384	1,083	32.0%	$57,286	$52,087	$5,199	10.0%
Expenses:
Property operating expenses	20,776	19,454	1,322	6.8%	1,522	1,520	2	0.1%	$22,298	$20,974	1,324	6.3%
Net Operating Income	32,043	29,249	2,794	9.6%	2,945	1,864	1,081	58.0%	$34,988	$31,113	$3,875	12.5%

Other Revenue:
Other revenue									$158	$181	$(23)	-12.7%
Corporate and other expenses:
Property management expenses									$2,176	$2,077	99	4.8%
General and administrative expenses									$4,241	$3,574	667	18.7%
Depreciation and amortization expense									$16,763	$15,231	1,532	10.1%
Casualty losses									$-	$411	(411)	nm
Total corporate and other expenses									$23,180	$21,293	1,887	8.9%
Interest expense									$(8,559)	$(9,202)	643	7.0%
Net income									$3,407	$799	2,608	326.4%
Income allocated to noncontrolling interests									$(21)	$(10)	(11)	-110.0%
Net income available to common shares									$3,386	$789	$2,597	329.2%

Revenue

Rental and other property revenue. Revenue from rental and other property revenue of the consolidated portfolio increased $5.2 million to $57.3 million for the three months ended June 30, 2021 from $52.1 million for the three months ended June 30, 2020. The increase was primarily attributable to a $4.1 million increase in same store rental and other property revenue driven by a 3.9% increase in average effective monthly rents and a 300-basis point increase in average occupancy compared to the prior year period. In addition, there was a $1.1 million increase in non-same store rental and other property revenue primarily driven by our recent property acquisitions having a higher average effective rent per unit and higher occupancy than recent property dispositions.

Expenses

Property operating expenses. Property operating expenses increased $1.3 million to $22.3 million for the three months ended June 30, 2021 from $21.0 million for the three months ended June 30, 2020. The increase was primarily due to a $1.3 million increase in same store property operating expenses driven by an increase in repairs and maintenance as repair and maintenance projects were delayed in 2020 due to the pandemic.

Property management expenses. Property management expenses increased $0.1 million to $2.2 million for the three months ended June 30, 2021 from $2.1 million for the three months ended June 30, 2020.

General and administrative expenses. General and administrative expenses increased $0.7 million to $4.2 million for the three months ended June 30, 2021 from $3.6 million for the three months ended June 30, 2020. This increase was primarily due to an increase in compensation expense, stock-based compensation, and other corporate office expenses compared to the prior year.

Depreciation and amortization expense. Depreciation and amortization expense increased $1.6 million to $16.8 million for the three months ended June 30, 2021 from $15.2 million for the three months ended June 30, 2020. The increase was primarily attributable to a $1.0 million increase in depreciation expense at our value add properties for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 and $0.6 million in depreciation expense for properties acquired since June 30, 2020.

Interest expense. Interest expense decreased $0.6 million to $8.6 million for the three months ended June 30, 2021 from $9.2 million for the three months ended June 30, 2020. The decrease was primarily due to lower interest rates during the three months ended June 30, 2021 compared to the three months ended June 30, 2020.

Six Months Ended June 30, 2021 compared to the Six Months Ended June 30, 2020

	SAME STORE PROPERTIES				NON SAME STORE PROPERTIES				CONSOLIDATED
(Dollars in thousands)	For the Six Months Ended June 30,				For the Six Months Ended June 30,				For the Six Months Ended June 30,
	2021	2020	Increase (Decrease)	% Change	2021	2020	Increase (Decrease)	% Change	2021	2020	Increase (Decrease)	% Change
Property Data:
Number of properties	53	53			5	5	-	0.0%	58	58	-	0.0%
Number of units	14,843	14,843			1,418	962	456	47.4%	16,261	15,805	456	2.9%
Average occupancy	95.7%	92.9%	2.8%	n/a	95.1%	92.5%	2.6%	n/a	95.7%	92.7%	3.0%	n/a
Average effective monthly rent, per unit	1,136	1,099	37	3.4%	1,440	1,190	250	21.0%	1,157	1,104	53	4.8%
Revenue:
Rental and other property revenue	$103,991	$97,113	$6,878	7.1%	$8,106	$6,130	$1,976	32.2%	$112,097	$103,243	$8,854	8.6%
Expenses:
Property operating expenses	40,467	37,997	2,470	6.5%	2,669	2,714	(45)	-1.7%	43,136	40,711	2,425	6.0%
Net Operating Income	$63,524	$59,116	$4,408	7.5%	$5,437	$3,416	$2,021	59.2%	$68,961	$62,532	$6,429	10.3%

Other Revenue:
Other revenue									$459	$375	$84	22.4%
Corporate and other expenses:
Property management expenses									4,119	4,233	(114)	-2.7%
General and administrative expenses									10,183	8,950	1,233	13.8%
Depreciation and amortization expense									33,315	30,059	3,256	10.8%
Abandoned deal costs									-	130	(130)	nm
Casualty losses									359	411	(52)	-12.7%
Total corporate and other expenses									47,976	43,783	4,193	9.6%
Interest expense									(16,944)	(18,699)	1,755	9.4%
Net income									4,500	425	4,075	958.8%
Income allocated to noncontrolling interests									(28)	(8)	(20)	-250.0%
Net income available to common shares									$4,472	$417	$4,055	972.4%

Revenue

Rental and other property revenue. Revenue from rental and other property revenue of the consolidated portfolio increased $8.9 million to $112.1 million for the six months ended June 30, 2021 from $103.2 million for the six months ended June 30, 2020. The increase was primarily attributable to a $6.9 million increase in same store rental and other property revenue driven by a 3.4% increase in average effective monthly rents and a 280-basis point increase in average occupancy compared to the prior year period. In addition, there was a $2.0 million increase in non-same store rental and other property revenue primarily driven by our recent property acquisitions having a higher average effective rent per unit and higher occupancy than recent property dispositions.

Expenses

Property operating expenses. Property operating expenses increased $2.4 million to $43.1 million for the six months ended June 30, 2021 from $40.7 million for the six months ended June 30, 2020. The increase was primarily due to a $2.5 million increase in the same store property operating expenses, primarily related to an increase in repairs and maintenance, property insurance, utilities, contract services, and personnel costs during the six months ended June 30, 2021.

Property management expenses. Property management expenses decreased $0.1 million to $4.1 million for the six months ended June 30, 2021 from $4.2 million for the six months ended June 30, 2020.

General and administrative expenses. General and administrative expenses increased $1.2 million to $10.2 million for the six months ended June 30, 2021 from $9.0 million for the six months ended June 30, 2020. This increase was primarily due to a $1.0 million increase in compensation expense, primarily due to higher stock based compensation expense driven by our higher stock price and a higher volatility assumption used in valuing the performance share units awarded during the six months ended June 30, 2021.

Depreciation and amortization expense. Depreciation and amortization expense increased $3.2 million to $33.3 million for the six months ended June 30, 2021 from $30.1 million for the six months ended June 30, 2020. The increase was primarily attributable to a $2.1 million increase in depreciation expense at our value add properties for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 and $1.1 million in depreciation expense for properties acquired since June 30, 2020.

Interest expense. Interest expense decreased $1.8 million to $16.9 million for the six months ended June 30, 2021 from $18.7 million for the six months ended June 30, 2020. The decrease was primarily due to lower interest rates during the six months ended June 30, 2021 compared to the six months ended June 30, 2020.

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

Set forth below is a reconciliation of net income (loss) to FFO and CFFO for the three and six months ended June 30, 2021 and 2020 (in thousands, except share and per share information):

	For the Three Months Ended June 30, 2021		For the Three Months Ended June 30, 2020
	Amount	Per Share (1)	Amount	Per Share (2)
Funds From Operations (FFO):
Net income (loss)	$3,407	$0.03	$799	$0.01
Adjustments:
Real estate depreciation and amortization	16,683	0.17	15,156	0.15
FFO	$20,090	$0.20	$15,955	$0.16
Core Funds From Operations (CFFO):
FFO	$20,090	$0.20	$15,955	$0.16
Adjustments:
Other depreciation and amortization	80	—	75	—
Casualty losses	—	—	411	0.01
CFFO	$20,170	$0.20	$16,441	$0.17

	For the Six Months Ended June 30, 2021		For the Six Months Ended June 30, 2020
	Amount	Per Share (1)	Amount	Per Share (2)
Funds From Operations (FFO):
Net income (loss)	$4,500	$0.04	$425	—
Adjustments:
Real estate depreciation and amortization	33,155	0.33	$29,881	0.32
FFO	$37,655	$0.37	$30,306	$0.32
Core Funds From Operations (CFFO):
FFO	$37,655	$0.37	$30,306	$0.32
Adjustments:
Other depreciation and amortization	160	—	178	—
Abandoned deal costs	—	—	130	—
Casualty losses	359	—	411	0.01
CFFO	$38,174	$0.37	$31,025	$0.33
(1)	Based on 102,584,809 and 102,465,624 weighted-average shares and units outstanding for the three and six months ended June 30, 2021, respectively.
(2)	Based on 95,224,855 and 93,462,270 weighted-average shares and units outstanding for the three and six months ended June 30, 2020, respectively.

Same Store Portfolio Net Operating Income

We believe that Net Operating Income (“NOI”), a non-GAAP financial measure, is a useful supplemental measure of our operating performance. We define NOI as total property revenues less total property operating expenses, excluding interest expenses, depreciation and amortization, property management expenses, and general and administrative expenses. Other REITs may use different methodologies for calculating NOI, and accordingly, our NOI may not be comparable to other REITs. We believe that this measure provides an operating perspective not immediately apparent from GAAP operating income or net income insofar as the measure reflects only operating income and expense at the property level. We use NOI to evaluate performance on a same store and non-same store basis because NOI measures the core operations of property performance by excluding corporate level expenses, financing expenses, and other items not related to property operating performance and captures trends in rental housing and property operating expenses. However, NOI should only be used as an alternative measure of our financial performance.

We review our same store portfolio at the beginning of each calendar year.  Properties are added into the same store portfolio if they were owned at the beginning of the previous year.  Properties that are held-for-sale or have been sold are excluded from the same store portfolio.

Set forth below is a reconciliation of same store net operating income to net income (loss) available to common shares for the three and six months ended June 30, 2021 and 2020 (in thousands, except per unit data):

	Three Months Ended June 30, (a)			Six Months Ended June 30, (a)
	2021	2020	% change	2021	2020	% change
Revenue:
Rental and other property revenue	$52,819	$48,703	8.5%	$103,991	$97,113	7.1%
Property Operating Expenses
Real estate taxes	6,502	6,449	0.8%	12,861	12,377	3.9%
Property insurance	1,214	1,083	12.1%	2,385	1,983	20.3%
Personnel expenses	4,850	4,675	3.7%	9,375	9,075	3.3%
Utilities	2,665	2,554	4.3%	5,557	5,319	4.5%
Repairs and maintenance	2,226	1,680	32.5%	3,861	3,215	20.1%
Contract services	2,127	2,053	3.6%	4,136	3,882	6.5%
Advertising expenses	565	482	17.2%	1,084	1,006	7.8%
Other expenses	627	478	31.2%	1,208	1,140	6.0%
Total property operating expenses	20,776	19,454	6.8%	40,467	37,997	6.5%
Net operating income	$32,043	$29,249	9.6%	$63,524	$59,116	7.5%
NOI Margin	60.7%	60.1%	0.6%	61.1%	60.9%	0.2%
Average Occupancy	96.1%	93.1%	3.0%	95.7%	92.9%	2.8%
Average effective monthly rent, per unit	$1,146	$1,103	3.9%	$1,136	$1,099	3.4%
Reconciliation of Same-Store Net Operating Income to Net Income (Loss)
Same-store portfolio net operating income (a)	$32,043	$29,249		$63,524	59,116
Non same-store net operating income	2,945	1,864		5,437	3,416
Other revenue	158	181		459	375
Property management expenses	(2,176)	(2,077)		(4,119)	(4,233)
General and administrative expenses	(4,241)	(3,574)		(10,183)	(8,950)
Depreciation and amortization	(16,763)	(15,231)		(33,315)	(30,059)
Abandoned deal costs	—	—		—	(130)
Casualty losses	—	(411)		(359)	(411)
Interest expense	(8,559)	(9,202)		(16,944)	(18,699)
Net income (loss)	$3,407	$799		$4,500	$425

(a)	Same store portfolio for the three and six months ended June 30, 2021 and 2020 included 53 properties containing 14,843 units.

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

We intend to meet our liquidity requirements primarily through a combination of one or more of the following:

•	the use of our cash and cash equivalents of $7.6 million as of June 30, 2021;
•	existing and future unsecured financing, including advances under our unsecured credit facility, and financing secured directly or indirectly by the apartment properties in our portfolio;
•	cash generated from operating activities;
•	net cash proceeds from property sales, including sales undertaken as part of our capital recycling strategy and other sales; and
•	proceeds from the sales of our common stock and other equity securities, including common stock that we expect to issue in settlement of our forward sale agreement.

Cash Flows

As of June 30, 2021 and 2020, we maintained cash and cash equivalents, and restricted cash of approximately $14.0 million and $18.2 million, respectively. Our cash and cash equivalents were generated from the following activities (dollars in thousands):

	For the Six Months Ended June 30,
	2021	2020
Cash flow from operating activities	$43,252	$34,339
Cash flow from investing activities	(166,680)	(67,688)
Cash flow from financing activities	123,820	37,077
Net change in cash and cash equivalents, and restricted cash	392	3,728
Cash and cash equivalents, and restricted cash, beginning of period	13,615	14,433
Cash and cash equivalents, and restricted cash, end of the period	$14,007	$18,161

Our cash inflows from operating activities during the six months ended June 30, 2021 and 2020 were primarily driven by ongoing operations of our properties.

Our cash outflows from investing activities during the six months ended June 30, 2021 were primarily due to two property acquisitions, our investment in an unconsolidated real estate entity, and capital expenditures. Our cash outflows from investing activities during the six months ended June 30, 2020 were primarily due to one property acquisition and capital expenditures.

Our cash inflows from financing activities during the six months ended June 30, 2021 were primarily due to the issuance of a $200.0 million unsecured term loan, $169.5 million of draws on our unsecured credit facility, and a $41.6 million settlement on our forward sale agreements, partially offset by $234.8 million of repayments on our unsecured credit facility and the payment of dividends on our common stock and distributions on noncontrolling interests totaling $24.8 million. Our cash inflows from financing activities during the six months ended June 30, 2020 were primarily due to $65.5 million of draws on our unsecured credit facility and a $50.0 million settlement on our forward sale agreements, partially offset by the payment of dividends on our common stock and distributions on noncontrolling interests and $39.0 million of repayments on our unsecured credit facility.

Contractual Commitments

Our 2020 Annual Report on Form 10-K includes a table of contractual commitments. There were no material changes to these commitments since the filing of our Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements during the six months ended June 30, 2021 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our interests.

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

Our 2020 Annual Report on Form 10-K contains a discussion of qualitative and quantitative market risks. There have been no material changes in quantitative and qualitative market risks during the six months ended June 30, 2021 from the disclosures included in our 2020 Annual Report on Form 10-K.

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

Effective as of June 30, 2021, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation referred to above during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The risks set out below represent changes to risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020. The information in this Quarterly Report on Form 10-Q should be read in conjunction with the other factors described in “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Unless otherwise stated in these risk factors or the context otherwise requires, references in these risk factors to:

•	“Code” are to the Internal Revenue Code of 1986, as amended;
•	“combined company” are to IRT and its consolidated subsidiaries after consummation of the pending Mergers;

•	“Company Merger” are to the merger of STAR with and into IRT Merger Sub, with IRT Merger Sub surviving the merger;
•	“IRT common stock” are to shares of common stock, par value $0.01 per share, of IRT;
•	“IRT Merger Sub” are to IRSTAR Sub, LLC, a Maryland limited liability company wholly-owned by IRT;
•	“IRT parties” are to IRT, IRT OP and IRT Merger Sub;
•	“Merger Agreement” are to the Agreement and Plan of Merger dated as of July 26, 2021, by and among the IRT parties and STAR parties;
•	“Mergers” are to both the Company Merger and the Partnership Merger;
•	“Partnership Merger” are to the merger of STAR OP with and into IROP, with IROP surviving the merger;
•	“STAR” are to Steadfast Apartment REIT, Inc., a Maryland corporation;
•	“STAR common stock” are to shares of common stock, par value $0.01 per share, of STAR;
•	“STAR OP” are to Steadfast Apartment REIT Operating Partnership, L.P., a Delaware limited partnership;
•	“STAR OP Units” are to units of limited partnership interest in Steadfast OP; and
•	“STAR parties” are to both Steadfast and Steadfast OP.

Risks Relating to the Mergers

The Mergers may not be consummated on the terms or timeline currently contemplated, or at all. Consummation of the Mergers is subject to many conditions and if these conditions are not satisfied or waived, the Mergers will not be consummated, which could adversely affect the businesses of IRT, and, in certain circumstances, result in the requirement that IRT pay a termination fee or certain expense reimbursement.

Consummation of the Mergers is subject to certain conditions, including: (1) the receipt of required approvals from IRT’s common stockholders and from STAR’s common stockholders, (2) the authorization for listing of the shares of IRT common stock to be issued in the Mergers or reserved for issuance in connection therewith on the New York Stock Exchange, (3) the effectiveness of the registration statement on Form S-4 that IRT will file with the SEC, (4) the absence of any order issued by any court of competent jurisdiction or other legal restraint or prohibition preventing the consummation of the Mergers or any law that makes the consummation of the Mergers illegal, (5) the accuracy of each party’s representations and warranties, subject in most cases to materiality or material adverse effect qualifications, (6) material compliance with each party’s covenants (7) the receipt by each of IRT and STAR of an opinion to the effect that the Company Merger will qualify as a “reorganization” within the meaning of Section 368(a) of the Code, and of an opinion as to the qualification of IRT and STAR, respectively, as a REIT under the Code and (8) the receipt of certain lender consents.

IRT cannot provide assurance that the conditions to consummation of the Mergers will be satisfied or waived, and accordingly, that the Mergers will be consummated on the terms or timeline that the parties anticipate, or at all. IRT or STAR may terminate the Merger Agreement under certain circumstances, including, among other reasons, if the Mergers are not consummated by January 31, 2022.

Failure to consummate the Mergers may adversely affect IRT’s results of operations, financial condition and business prospects for many reasons, including, among others:

•

IRT will have incurred substantial costs relating to the Mergers, such as legal, accounting, financial advisor, filing, printing and mailing fees and integration costs that have already been incurred or will continue to be incurred until the closing of the Mergers, which could adversely affect its financial condition, results of operations and ability to make distributions to its stockholders and to pay the principal of and interest on its outstanding indebtedness;

•

the Mergers, whether or not they close, will divert the attention of the management of IRT instead of enabling them to more fully pursue other opportunities that could be beneficial to IRT, without realizing any of the benefits of having consummated the Mergers or the other transactions contemplated by the Merger Agreement; and

•

any reputational harm due to the adverse perception of any failure to successfully consummate the Mergers. In addition, if the Merger Agreement is terminated under certain circumstances specified therein, IRT may be required to pay the STAR parties a $74.0 million termination fee and expense reimbursement of up to $10 million.

The Exchange Ratio is fixed and will not be adjusted in the event of any change in the price of IRT’s common stock or in the relative values of IRT and STAR.

At the effective time of the Company Merger, each issued and outstanding share of STAR common stock will be converted into the right to receive 0.905 newly issued shares of IRT common stock (the “Exchange Ratio”), with cash paid in lieu of fractional shares. At the effective time of the Partnership Merger, each issued and outstanding unit of STAR OP will be converted into the right to receive 0.905 common units of IRT OP. The Exchange Ratio is fixed and will not be adjusted for changes in the market price of IRT common stock or in the relative values of IRT and STAR. The price of IRT common stock at the closing of the Mergers may vary from its price on July 26, 2021, the date the Merger Agreement was executed. Changes in IRT’s common stock price prior to consummation of the Mergers will affect the market value of the merger consideration, which may be more or less than the fair value of STAR’s net assets on the closing date. Changes in IRT’s common stock price may result from a variety of factors (many of which are beyond the control of IRT), including the following factors:

•	changes in IRT’s business, operations, assets, liabilities or prospects;
•	changes in market assessments of the business, operations, financial position and prospects of IRT and STAR;
•	market assessments of the likelihood that the Mergers will be consummated;
•	interest rates, general market and economic conditions and other factors generally affecting the price of IRT common stock;
•	federal, state and local legislation, governmental regulation and legal developments in the businesses in which IRT operates; and
•	other factors beyond the control of IRT or STAR, including those described under this heading “Risk Factors.”

The pendency of the Mergers could adversely affect the business and operations of IRT and STAR.

In connection with the pending Mergers, current and prospective employees of IRT and STAR may experience uncertainty about their future roles with IRT following the Mergers, which may materially adversely affect the ability of each of IRT and STAR to attract and retain key personnel during the pendency of the Mergers. In addition, due to operating covenants in the Merger Agreement, each of IRT and STAR may be unable (without the other party’s prior written consent), during the pendency of the Mergers, to pursue strategic transactions, undertake significant capital projects, undertake certain significant financing transactions and otherwise pursue other actions, even if such actions would prove beneficial. Similarly some current or prospective operators or vendors of each of IRT and STAR may delay or defer decisions, which could adversely affect the revenues, earnings, funds from operations, cash flows and expenses of IRT and STAR, regardless of whether the Mergers are consummated.

The Mergers and related transactions are subject to certain closing conditions, including approval by stockholders of both IRT and STAR.

In order for the Mergers to be consummated, STAR common stockholders must approve the Company Merger, which requires the affirmative vote of the holders of at least a majority of the outstanding shares of STAR common stock entitled to vote on such proposal. In addition, IRT common stockholders must approve the issuance of IRT common stock in the Mergers by the affirmative vote of the holders of at least a majority of the votes cast on such proposal. This approval by IRT stockholders is required under applicable New York Stock Exchange (“NYSE”) rules.

IRT stockholders will be significantly diluted by the Mergers.

The Mergers will significantly dilute the ownership position of IRT stockholders. Upon consummation of the Mergers, based on the shares of IRT common stock and STAR common stock outstanding as of July 26, 2021, we estimate that legacy IRT stockholders will own approximately 50% of the issued and outstanding shares of IRT common stock (on a fully diluted basis), and legacy STAR stockholders will own approximately 50% of the issued and outstanding shares of IRT common stock (on a fully diluted basis). IRT may also issue additional shares of common stock or preferred stock in the future, which would create further dilution. Consequently, IRT stockholders, as a general matter, will have less influence over the management and policies of IRT after the effective time of the Mergers than they currently exercise over the management and policies of IRT.

The Merger Agreement contains provisions that could discourage a potential competing acquiror of IRT or could result in any competing proposal being at a lower price than it might otherwise be.

The Merger Agreement contains provisions that, subject to limited exceptions, restrict the ability of each of IRT and STAR to initiate, solicit, knowingly encourage or facilitate competing third-party proposals to effect, among other things, a merger, reorganization, share sale, share exchange, asset sale, consolidation, business combination, recapitalization, liquidation, dissolution or similar transaction involving any purchase or sale of 20% or more of the consolidated assets of IRT or STAR. In addition, either IRT or STAR generally has an opportunity to offer to modify the terms of the Merger Agreement in response to any competing “acquisition proposal” that may be made to the other party before the board of directors of such other party may withdraw or modify its recommendation in response to such competing acquisition proposal or may terminate the Merger Agreement to enter into such a competing acquisition proposal. In some circumstances, on termination of the Merger Agreement, one of the parties may be required to pay a substantial termination fee ($74.0 million if the fee is payable by IRT to the STAR parties and $74.0 million if the fee is payable by STAR to the IRT parties) and expense reimbursement of up to $10 million.

These provisions could discourage a potential competing acquiror that might have an interest in acquiring all or a significant part of IRT from considering or proposing such an acquisition, even if it were prepared to pay consideration with a higher value than the value expected to be received by IRT through the Mergers, or might result in a potential competing acquiror proposing to pay a lower price for IRT than it might otherwise have proposed to pay because of the added expense of the termination fee and expense reimbursement that may become payable in certain circumstances under the Merger Agreement.

The Mergers will result in changes to the board of directors and management that may affect the strategy and operations of the combined company.

Upon consummation of the Mergers, Scott F. Schaeffer, currently our Chairman of the Board and Chief Executive Officer, will continue in these positions for the combined company; James J. Sebra, currently our Chief Financial Officer, will continue in this position for the combined company; Farrell M. Ender, currently our President, will continue in this position for the combined company; Jessica K. Norman, currently our Executive Vice President and General Counsel, will serve as Chief Legal Officer of the combined company; and Ella S. Neyland, currently STAR’s President, Chief Financial Officer and Treasurer, will serve as Chief Operating Officer of the combined company. In addition, upon consummation of the Mergers, the board of directors of the combined company will be comprised of the following five incumbent directors of our board of directors and the following five incumbent directors of STAR’s board of directors: Scott F. Schaeffer, Richard D. Gebert, Melinda H. McClure, DeForest Blake Soaries Jr. and Lisa Washington; and Stephen R. Bowie, Ned W. Brines, Ana Marie del Rio, Ella S. Neyland and Thomas H. Purcell, respectively. This new composition of the board of directors and executive management team may affect the combined company’s business strategy and operating decisions following the closing of the Mergers. In addition, there can be no assurances that the new board of directors and executive management team will function effectively as a team and that there will not be any adverse effects on the combined company’s business as a result.

An adverse outcome in any litigation or other legal proceedings relating to the Merger Agreement, or the transactions contemplated thereby, could have a material adverse impact on the businesses of IRT and STAR and their ability to consummate the transactions contemplated by the Merger Agreement.

Transactions similar to the Mergers are frequently the subject of litigation or other legal proceedings, including actions alleging that either parties’ board of directors breached their respective duties to their stockholders or other equity holders by entering into a merger agreement, by failing to obtain a greater value in the transaction for their stockholders or other equity holders or otherwise or any other claims (contractual or otherwise) arising out of a merger or the transactions related thereto. If litigation or other legal proceedings are brought against IRT, STAR and/or their respective boards of directors or subsidiaries in connection with the Merger Agreement, or the transactions contemplated thereby, the respective parties to the proceeding intend to defend against such actions but they may not be successful in doing so. An adverse outcome in such matters, as well as the costs and efforts of a defense, even if successful, could have a material adverse effect on IRT’s or STAR’s ability to consummate the Mergers or their respective business, results of operation or financial position, including through the possible diversion of either company’s resources or distraction of key personnel.

Risks Relating to the Combined Company Following the Mergers

The combined company expects to incur substantial expenses related to the Mergers and the transactions contemplated by the Merger Agreement.

The combined company expects to incur substantial expenses in consummating the Mergers and integrating the business, operations, networks, systems, technologies, policies and procedures of IRT and STAR. There are a large number of systems that must be integrated or separated in connection with the Mergers, and the other transactions contemplated by the Merger Agreement, including leasing, billing, management information, purchasing, accounting and finance, sales, payroll and benefits, fixed asset, lease administration and regulatory compliance. While IRT and STAR have assumed that a certain level of transaction and integration expenses would be incurred, there are a number of factors beyond their control that could affect the total amount or the timing of their integration expenses. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately at the present time. The expenses in connection with the Mergers and the transactions contemplated by the Merger Agreement are expected to be significant, although the aggregate amount and timing of such charges are uncertain at present.

Following the Mergers, the combined company may be unable to integrate the business of STAR successfully or realize the anticipated synergies and related benefits of the Mergers and the transactions contemplated by the Merger Agreement or do so within the anticipated time frame.

The Mergers involve the combination of IRT and STAR, two companies which currently operate as independent companies. In addition STAR recently completed a series of transactions to provide for the internalization of its previously externalized management functions. The combined company will be required to devote significant management attention and resources to integrating their business practices and operations. Potential difficulties that IRT and STAR may encounter in the integration process include the following:

•

the inability to successfully combine the businesses of IRT and STAR, particularly in light of STAR’s recent internalization transactions, in a manner that permits the combined company to achieve the cost savings anticipated to result from the Mergers, which would result in some anticipated benefits of the Mergers not being realized in the time frame currently anticipated or at all;

•	loss of revenue as a result of certain residents of either of IRT or STAR deciding not to do business with the combined company;
•	the complexities associated with managing the combined company out of multiple locations and integrating personnel from the two companies;
•	the additional complexities of combining two companies with different histories, regulatory restrictions, markets and customer bases;
•	the failure to retain key employees of either of IRT or STAR;
•	potential unknown liabilities and unforeseen increased expenses, delays or regulatory conditions associated with the Mergers and the transactions contemplated by the Merger Agreement; and
•

performance shortfalls at one or both of the companies as a result of the diversion of management’s attention caused by consummating the Mergers and integrating IRT’s and STAR’s operations into the combined company.

For all these reasons, you should be aware that it is possible that the integration process could result in the distraction of the combined company’s management, the disruption of the combined company’s ongoing business or inconsistencies in the combined company’s services, standards, controls, procedures and policies, any of which could adversely affect the ability of the combined company to maintain relationships with residents, customers, vendors, joint venture partners and employees or to achieve the anticipated benefits of the Mergers, or could otherwise adversely affect the business and financial results of the combined company.

The combined company’s anticipated level of indebtedness will increase substantially upon consummation of the Mergers and may increase the related risks IRT now faces.

Upon consummation of the Mergers, the combined company intends to assume and/or refinance certain indebtedness of STAR and STAR OP and, as a result, IRT’s consolidated indebtedness will increase substantially and it will be subject to increased risks associated with debt financing, including an increased risk that IRT’s cash flows could be insufficient to meet required payments on its indebtedness or to continue to pay dividends on its common stock. On June 30, 2021, IRT had consolidated indebtedness of approximately $1.06 billion. On June 30, 2021, STAR had consolidated indebtedness of approximately $2.13 billion. Taking into account IRT’s consolidated indebtedness as of June 30, 2021, and the assumption, in the Mergers, of STAR’s consolidated indebtedness at fair value as of June 30, 2021, the pro forma total consolidated indebtedness of the combined company, as of June 30, 2021, would have been approximately $3.32 billion if the Mergers had been consummated on June 30, 2021.

The combined company’s increased indebtedness could have important consequences to holders of its common stock, including:

•	increasing the combined company’s vulnerability to general adverse economic and industry conditions;

•	limiting the combined company’s ability to obtain additional financing to fund future working capital, capital expenditures and other general corporate requirements;
•

requiring the combined company to use a substantial portion of its cash flow from operations for the payment of principal and interest on its indebtedness, thereby reducing its ability to use cash flow to fund working capital, acquisitions, capital expenditures and general corporate requirements;

•	limiting the combined company’s flexibility in planning for, or reacting to, changes in its business and its industry and economic conditions; and
•	putting the combined company at a disadvantage compared to its competitors with less indebtedness.

Additionally, if the combined company defaults under a debt instrument, it will automatically be in default under any other debt instrument that has cross-default provisions and the holders of all such indebtedness may be entitled to demand its immediate repayment. If the combined company defaults under a secured debt instrument, it may lose any property securing that indebtedness.

The combined company may need to incur additional indebtedness in the future.

In connection with executing its business strategy following the Mergers, the combined company expects to evaluate the possibility of acquiring additional properties and making strategic investments, and it may elect to finance these endeavors by incurring additional indebtedness. The amount of such indebtedness could have material adverse consequences for the combined company following the Mergers, including hindering its ability to adjust to changing market, industry or economic conditions; limiting its ability to access the capital markets to refinance maturing debt or to fund acquisitions; limiting the amount of free cash flow available for future operations, acquisitions, dividends, stock repurchases or other uses; making the combined company more vulnerable to economic or industry downturns, including interest rate increases; and placing the combined company at a competitive disadvantage compared to less leveraged competitors.

The combined company will depend on key personnel for its future success, and the loss of key personnel or inability to attract and retain personnel could harm the combined company’s business.

Five members of the current IRT board of directors and all of IRT’s executive officers will continue as members of the board of directors and executive management of the combined company. The future success of the combined company depends in large part on its ability to hire and retain a sufficient number of qualified personnel. The future success of the combined company also depends upon the service of IRT’s executive officers, who each have extensive market knowledge and relationships and will exercise substantial influence over the combined company’s operational, financing, acquisition and disposition activity. Among the reasons that they are important to the combined company’s success is that each has a national or regional industry reputation that is expected to attract business and investment opportunities and assist the combined company in negotiations with lenders, existing and potential residents and industry personnel.

Key employees of IRT or STAR may depart either before or after the Mergers because of issues relating to the uncertainty and difficulty of integration or separation or a desire not to remain with the combined company following the Mergers. Accordingly, no assurance can be given that the combined company, following the Mergers and the transactions contemplated by the Merger Agreement, will be able to retain key employees to the same extent as in the past.

The future results of the combined company will suffer if the combined company does not effectively manage its operations following the Mergers and the transactions contemplated by the Merger Agreement.

Following the Mergers, the combined company may continue to expand its operations through additional acquisitions, development opportunities and other strategic transactions, some of which involve complex challenges. The future success of the combined company will depend, in part, upon the ability of the combined company to manage its expansion opportunities, which poses substantial challenges for the combined company to integrate new operations into its existing business in an efficient and timely manner, to successfully monitor its operations, costs, regulatory compliance and service quality and to maintain other necessary internal controls. IRT cannot assure you that following the Mergers, the combined company’s expansion or acquisition opportunities will be successful, or that the combined company will realize its expected operating efficiencies, cost savings, revenue enhancements, synergies or other benefits.

The trading price of shares of the combined company’s common stock following the Mergers may be affected by factors different from those affecting the price of shares of IRT common stock before the Mergers.

If the Mergers are consummated, then, based on the number of shares of IRT common stock and STAR common stock outstanding as of July 26, 2021, immediately following consummation of the Mergers, legacy IRT stockholders will hold approximately 50% of the outstanding shares of IRT common stock and legacy STAR stockholders will hold approximately 50% of the outstanding shares of IRT common stock. The results of operations of the combined company, as well as the trading price of IRT common stock, after the Mergers may be affected by factors different from those currently affecting the trading prices of IRT common stock. These different factors include:

•	a greater number of shares of IRT common stock outstanding, as compared to the number of shares of IRT common stock currently outstanding;
•	different stockholders in the combined company;
•	the combined company’s increased level of indebtedness; and
•	the combined company owning different assets and maintaining different capitalizations.

Accordingly, the historical trading prices of IRT common stock and the historical financial results of IRT and STAR may not be indicative of these matters for the combined company after the Mergers.

Holders of certain outstanding indebtedness of STAR may exercise contractual rights under the respective debt agreements in connection with the Mergers.

STAR is a party to debt agreements that give the lenders under such agreements certain rights following a merger or change of control, including the right to demand immediate repayment upon the merger or change of control absent a waiver or consent by the applicable lenders.  Loan agreements covering approximately $2.13 billion of STAR indebtedness will require lender waivers or consents for consummation of the Mergers. There is no assurance that any or all of the lenders will provide such waivers or consents and if they do not, then the aggregate amount of indebtedness that would become due and payable upon consummation of the Mergers would be substantial and could result in a material adverse effect on the combined company.

Counterparties to certain agreements with IRT and/or STAR may exercise contractual rights under such agreements in connection with the Mergers.

Each of IRT and STAR is party to certain agreements that may give the counterparty certain rights following a change of control or similar event, including in some cases the right to terminate the agreement. Under some such agreements, the Mergers may constitute a change of control of IRT or STAR, as applicable, or cause certain other triggering events and therefore the counterparty may exercise certain rights under the agreement upon the closing of the Mergers. Any such counterparty may request modifications of its agreement as a condition to granting a waiver or consent under its agreement or it may terminate or seek to terminate its agreement with IRT or STAR, as applicable, as a result of such change of control (if permitted to do so by the applicable agreement). There is no assurance that such counterparties will not exercise their rights under the agreements, including termination rights where available.

Risks Relating to the Status of IRT and STAR as REITs

The combined company may incur adverse tax consequences if IRT or STAR has failed or fails to qualify as a REIT for U.S. federal income tax purposes.

Each of IRT and STAR has operated in a manner that it believes has allowed it to qualify as a REIT for U.S. federal income tax purposes under the Code and intends to continue to do so through the time of the Mergers. The combined company intends to continue operating in such a manner following the Mergers. Neither IRT nor STAR has requested or plans to request a ruling from the IRS that it qualifies as a REIT. Qualification as a REIT involves the application of highly technical and complex Code provisions for which there are only limited judicial and administrative interpretations. The determination of various factual matters and circumstances not entirely within the control of IRT or STAR may affect each company’s ability to qualify as a REIT. In order to qualify as a REIT, each of IRT and STAR must satisfy a number of requirements, including requirements regarding the ownership of its stock and the composition of its gross income and assets. Also, a REIT must make distributions to stockholders aggregating annually at least 90% of its net taxable income, excluding any net capital gains.

The closing of the Mergers is conditioned on receipt by IRT of an opinion from Morrison & Foerster LLP to the effect that, for all taxable years commencing with STAR’s taxable year ended December 31, 2014 and through the Merger Effective Time, STAR has been organized and has operated in conformity with the requirements for qualification and taxation as a REIT under the Code, and receipt by STAR of an opinion from Troutman Pepper Hamilton Sanders LLP to the effect that, for all taxable years commencing with IRT’s taxable year ended December 31, 2011, IRT has been organized and has operated in conformity with the requirements for qualification and taxation as a REIT under the Code, and its proposed method of operation will enable it to continue to meet the requirements for qualification and taxation as a REIT under the Code for its taxable year that includes the Merger Effective Time and future taxable years. The foregoing REIT opinions, however, will be based on the factual representations provided by IRT and STAR to counsel and limited by the assumptions set forth therein, and are not a guarantee that IRT or STAR, in fact, has qualified, or, in the case of IRT, will continue to qualify as a REIT, nor are such opinions binding on the IRS. Moreover, as noted above, neither IRT nor STAR has requested or plans to request a ruling from the IRS that it qualifies as a REIT.

If the combined company loses its REIT status, or is determined to have lost its REIT status in a prior year, it will face serious tax consequences that would substantially reduce its cash available for distribution, including cash available to pay dividends to its stockholders, because:

•

it would be subject to U.S. federal income tax on its net income at regular corporate rates for the years it did not qualify for taxation as a REIT (and, for such years, would not be allowed a deduction for dividends paid to stockholders in computing its taxable income);

•	it could be subject to increased state and local taxes for such periods;
•

unless it is entitled to relief under applicable statutory provisions, neither it nor any “successor” company could elect to be taxed as a REIT until the fifth taxable year following the year during which it was disqualified; and

•

for five years following re-election of REIT status, upon a taxable disposition of an asset owned as of such re-election, it could be subject to corporate level tax with respect to any built-in gain inherent in such asset at the time of re-election.

Even if the combined company retains its REIT status, if STAR is determined to have lost its REIT status for a taxable year ending on or before the Mergers, the combined company would be subject to adverse tax consequences. This could substantially reduce the combined company’s cash available for distribution, including cash available to pay dividends to its stockholders, because, assuming that the combined company otherwise maintains its REIT qualification:

•

the combined company generally would be subject to corporate level tax with respect to the built-in gain on each asset of STAR existing at the time of the Mergers if the combined company were to dispose of the STAR asset during the five-year period following the Mergers;

•

the combined company would succeed to any earnings and profits accumulated by STAR for taxable periods that it did not qualify as a REIT, and the combined company would have to pay a special dividend before the end of the taxable year in which the Mergers close and/or employ applicable deficiency dividend procedures (including interest payments to the IRS) to eliminate such earnings and profits (or if the combined company does not timely distribute those earnings and profits, the combined company could fail to qualify as a REIT); and

•	if STAR incurred any unpaid tax liabilities prior to the Mergers, those tax liabilities would be transferred to the combined company as a result of the Mergers.

If there is an adjustment to STAR’s taxable income or dividends paid deductions for taxable years ending on or prior to the Mergers, the combined company could elect to use the deficiency dividend procedure in order to maintain STAR’s REIT status for such taxable years. That deficiency dividend procedure could require the combined company to make significant distributions to its stockholders and to pay significant interest to the IRS.

As a result of all these factors, IRT’s or STAR’s failure to qualify as a REIT could impair the combined company’s ability to expand its business and raise capital, and would materially adversely affect the market value of its common stock. In addition, for years in which the combined company does not qualify as a REIT, it would not otherwise be required to make distributions to stockholders.

Risks Relating to an Investment in IRT Common Stock

The market price of IRT common stock may decline as a result of the Mergers and the transactions contemplated by the Merger Agreement.

The market price of IRT common stock may decline as a result of the Mergers and the transactions contemplated by the Merger Agreement if, among other things, the combined company does not achieve the perceived benefits of the Mergers and the transactions contemplated by the Merger Agreement or the effect of the Mergers and the transactions contemplated by the Merger Agreement on the combined company’s results of operations or financial condition is not consistent with the expectations of financial or industry analysts.

In addition, upon consummation of the Mergers and the transactions contemplated by the Merger Agreement, IRT stockholders will own interests in the combined company, which will operate an expanded business with a different mix of properties, risks and liabilities. Stockholders of IRT may not wish to continue to invest in the combined company, or may wish to dispose of some or all of their shares of IRT common stock. If, following the effective time of the Mergers or while the Mergers are pending, large amounts of IRT common stock are sold, the market price of IRT common stock could decline, perhaps substantially.

Following the Mergers and the transactions contemplated by the Merger Agreement, the combined company may not continue to pay dividends at the rate currently paid by IRT.

Following consummation of the Mergers, the combined company may not pay dividends at the same level at which IRT current pays dividends, or with the same frequency, including because of factors such as the following:

•	the combined company may not have enough cash to pay such dividends due to changes in the combined company’s cash requirements, capital spending plans, cash flow or financial position;
•

decisions on whether, when and in what amounts to pay any future dividends will remain at all times entirely at the discretion of the combined company board of directors, which reserves the right to change the combined company’s dividend practices at any time and for any reason; and

•

the amount of dividends that the combined company’s subsidiaries may distribute to the combined company may be subject to restrictions imposed by state law and restrictions imposed by the terms of any current or future indebtedness that these subsidiaries may incur.

Stockholders of the combined company will have no contractual or other legal right to dividends that have not been declared by the combined company board of directors.

Other Risks

The unaudited pro forma condensed consolidated financial statements to be filed with the SEC do not purport to be indicative of the combined company’s results after the Mergers and the transactions contemplated by the Merger Agreement, and accordingly, you will have limited financial information on which to evaluate the future performance of the combined company.

The unaudited pro forma condensed consolidated financial statements to be filed with the SEC will be presented for informational purposes only and do not purport to be indicative of the financial position or results of operations that actually would have occurred had the Mergers and the transactions contemplated by the Merger Agreement been consummated as of the dates indicated, nor do they purport to be indicative of the future operating results or financial position of the combined company after the Mergers and the transactions contemplated by the Merger Agreement. The unaudited pro forma condensed consolidated financial statements will reflect adjustments, based upon preliminary estimates, to allocate the purchase price to STAR’s assets and liabilities.

In addition, the unaudited pro forma condensed consolidated financial statements will not reflect other future events that may occur after consummation of the Mergers, including the costs related to the planned integration of IRT and STAR and any future nonrecurring charges resulting from the Mergers and the transactions contemplated by the Merger Agreement, and will not consider potential impacts of current market conditions on revenues or expense efficiencies. The unaudited pro forma condensed consolidated financial statements to be filed with the SEC will be based in part on certain estimates and assumptions (including the estimated purchase price allocation described above) regarding the Mergers and the transactions contemplated by the Merger Agreement that IRT believes are reasonable under the circumstances. IRT cannot assure you that the estimates and assumptions will prove to be accurate.

Following the Mergers, the market price and trading volume of IRT common stock may be volatile.

The United States stock markets, including the NYSE, on which the IRT common stock is and, after the Mergers, will continue to be listed under the symbol “IRT,” have experienced significant price and volume fluctuations. As a result, the market price of shares of IRT common stock is likely to be similarly volatile, and investors in shares of IRT common stock may experience a decrease, which could be substantial, in the value of their shares, including decreases unrelated to IRT’s operating performance or prospects. IRT cannot assure you that the market price of shares of IRT’s common stock will not fluctuate or decline significantly in the future.

In addition to the risks listed elsewhere in these “Risk Factors,” a number of factors could negatively affect IRT’s common stock price or result in fluctuations in the price or trading volume of IRT’s common stock, including:

•	the annual yield from distributions on IRT common stock as compared to yields on other financial instruments;
•

equity issuances by IRT (including issuances of IRT common stock in the Mergers), or future sales of shares of IRT common stock by its current or future stockholders, or the perception that such issuances or sales may occur;

•	increases in market interest rates or a decrease in IRT’s distributions to stockholders that lead prospective investors in IRT common stock to seek a higher yield;
•	changes in market valuations of similar companies;
•	fluctuations in stock market prices and volumes;
•	additions or departures of key management personnel;
•	IRT’s operating performance and the performance of other similar companies;
•	actual or anticipated differences in IRT’s quarterly operating results;
•	changes in expectations of future financial performance or changes in estimates of securities analysts;
•	publication of research reports about IRT or its industry by securities analysts;
•	failure to qualify as a REIT for federal income tax purposes;
•	adverse market reaction to any indebtedness IRT incurs in the future, including indebtedness to be assumed or incurred in connection with the Mergers;
•	strategic decisions by IRT or its competitors, such as acquisitions, divestments, spin-offs, joint ventures, strategic investments or changes in business strategy;
•	the passage of legislation or other regulatory developments that adversely affect IRT or its industry or any failure by IRT to comply with regulatory requirements;
•	the expiration or loss of local tax abatements, tax credit programs, or other governmental incentives;
•	the imposition of a penalty tax as a result of certain property transfers that may generate prohibited transaction income;
•	the inability of IRT to sell properties if and when it would be appropriate to do so;
•	speculation in the press or investment community;
•	changes in IRT’s results of operations, financial condition or prospects;
•	failure to satisfy the listing requirements of the NYSE;
•	failure to comply with the requirements of the Sarbanes-Oxley Act;
•	actions by institutional stockholders of IRT;
•	changes in accounting principles;
•	changes in environmental conditions or the potential impact of climate change;
•	terrorist attacks or other acts of violence or war in areas in which IRT’s properties are located or markets on which IRT’s securities are traded; and
•	general economic and/or market conditions, including factors unrelated to IRT’s performance.

In the past, securities class action litigation has often been instituted against companies following periods of volatility in the price of their common stock. This type of litigation could result in substantial costs and divert IRT’s management’s attention and resources, which could have a material adverse effect on IRT’s cash flows, its ability to execute its business strategy and IRT’s ability to make distributions to its stockholders.

Sales of substantial amounts of IRT common stock in the public markets, or the perception that they might occur, could reduce the price of the IRT common stock.

Upon the completion of the Mergers, a total of approximately 204.9 million shares of IRT common stock will be outstanding. Prior to the Mergers, the STAR common stock was not listed on any national securities exchange and the ability of STAR stockholders to liquidate their investments was limited. As a result, there may be increased demand to sell shares of IRT common stock upon the closing of the Mergers, at which time shares of STAR common stock will be converted into shares of the IRT common stock, which will be listed on the NYSE and freely tradable. A large volume of sales of shares (or short sales) of the IRT common stock could decrease the prevailing market price of the IRT common stock and could impair IRT’s ability to raise additional capital through the sale of equity securities in the future. Even if a substantial number of sales of IRT common stock are not effected, the mere perception of the possibility of these sales could depress the market price of the IRT common stock and have a negative effect on IRT’s ability to raise capital in the future.

IRT faces other risks.

The risks listed above are not exhaustive, and you should be aware that, prior to and following the Mergers and the transactions contemplated by the Merger Agreement, IRT will face various other risks, including those discussed in reports filed by IRT with the SEC.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended June 30, 2021, holders of IROP units exchanged 122,155 units for 122,155 shares of our common stock. As of June 30, 2021, 552,360 IROP units held by unaffiliated third parties remain outstanding.

During the three months ended June 30, 2021, we withheld shares of common stock to satisfy employee tax withholding obligations payable upon the vesting of restricted common stock awards, as follows:

Period	Total Number of Shares Purchased	Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
04/01/2021 to 04/30/2021	1,675	$15.58	—	—
05/01/2021 to 05/31/2021	—	—	—	—
06/01/2021 to 06/30/2021	—	—	—	—
Total	1,675	$15.58	—	—

(1)	The price reported is the average price paid per share using our closing price on the NYSE on the vesting date of the relevant award.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

10.1

Second Amended and Restated Credit Agreement (the “Credit Agreement”‘) dated as of May 18, 2021 by and among IROP and the subsidiary borrowers named therein, collectively, as borrower, Citibank, N.A. (“Citibank”) and KeyBank National Association (“KeyBank”), as the initial lenders, issuing lenders and swing loan lenders, the other lending institutions party thereto, KeyBank, as administrative agent, Citibank and The Huntington National Bank (“HNB”) as Revolving Facility Co-Syndication Agents, Regions Bank (“Regions”) and Capital One, National Association (“Capital One”) as Term Loan Co-Syndication Agents, and Bank of American, N.A. (“BofA”), Capital One, Citizens Bank, NA (“Citizens”), Comerica Bank (“Comerica”), PNC Bank, National Association (“PNC Bank”), Regions and Truist Bank as Co-Documentation Agents, Citibank and KeyBanc Capital Markets (“KeyBanc Capital”) as Joint Bookrunners and Citibank and KeyBanc Capital as Revolving Facility Joint Lead Arrangers and KeyBanc Capital, Capital One and Regions Capital Markets as Term Loan Join Lead Arrangers, incorporated by reference to Exhibit 10.1 to IRT’s Current Report on Form 8-K filed on May 18, 2021.

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

101

iXBRL (Inline eXtensible Business Reporting Language). The following materials, formatted in iXBRL: (i) Consolidated Balance Sheets as of June 30, 2021 and December 31, 2020, (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2021 and 2020, (iii) Consolidated Statement of Comprehensive Income (Loss) for the three and six months ended June 30, 2021 and 2020, (iv) Consolidated Statements of Changes in Equity for the three and six months ended June 30, 2021 and 2020, (v) Consolidated Statements of Cash Flows for the six months June 30, 2021 and 2020 and (vi) notes to the consolidated financial statements as of June 30, 2021.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*Management agreement or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Independence Realty Trust, Inc.

Date: July 26, 2021	By:	/s/ Scott f. Schaeffer
Scott F. Schaeffer
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: July 26, 2021	By:	/s/ James J. Sebra
James J. Sebra
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: July 26, 2021	By:	/s/ Jason R. Delozier
Jason R. Delozier
Chief Accounting Officer
(Principal Accounting Officer)