Form 10-Q
period 2021-09-30
INDEPENDENCE REALTY TRUST, INC.
filed 2021-10-29
CIK 1466085

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of October 25, 2021 there were 105,111,943 shares of the Registrant’s common stock issued and outstanding.

INDEPENDENCE REALTY TRUST, INC.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

Independence Realty Trust, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited and dollars in thousands, except share and per share data)

	As of September 30, 2021	As of December 31, 2020
ASSETS:
Investments in real estate:
Investments in real estate, at cost	$1,904,760	$1,916,770
Accumulated depreciation	(223,244)	(208,618)
Investments in real estate, net	1,681,516	1,708,152
Real estate held for sale	120,409	—
Cash and cash equivalents	8,720	8,751
Restricted cash	6,138	4,864
Investments in unconsolidated real estate entities	13,561	—
Other assets	15,053	12,338
Derivative assets	1,168	—
Intangible assets, net of accumulated amortization of $411 and $0, respectively	346	792
Total Assets	$1,846,911	$1,734,897
LIABILITIES AND EQUITY:
Indebtedness, net of unamortized deferred financing costs of $4,237 and $4,208, respectively	$996,270	$945,686
Indebtedness associated with real estate held for sale, net of unamortized deferred financing costs of $45 and $0, respectively	22,459	—
Accounts payable and accrued expenses	39,593	25,416
Accrued interest payable	1,708	1,976
Dividends payable	12,648	12,257
Derivative liabilities	17,492	29,842
Other liabilities	6,756	6,949
Total Liabilities	1,096,926	1,022,126
Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized, 0 and 0 shares issued and outstanding, respectively	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized, 105,106,714 and 101,803,762 shares issued and outstanding, including 253,698 and 339,468 unvested restricted common share awards, respectively	1,051	1,018
Additional paid-in capital	965,018	919,615
Accumulated other comprehensive income (loss)	(19,507)	(33,822)
Retained earnings (accumulated deficit)	(200,429)	(178,751)
Total stockholders’ equity	746,133	708,060
Noncontrolling interests	3,852	4,711
Total Equity	749,985	712,771
Total Liabilities and Equity	$1,846,911	$1,734,897

The accompanying notes are an integral part of these condensed consolidated financial statements.

Independence Realty Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited and dollars in thousands, except share and per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
REVENUE:
Rental and other property revenue	$60,592	$54,001	$172,689	$157,244
Other revenue	188	199	647	574
Total revenue	60,780	54,200	173,336	157,818
EXPENSES:
Property operating expenses	23,164	22,129	66,300	62,840
Property management expenses	2,199	2,078	6,318	6,311
General and administrative expenses	3,985	2,912	14,168	11,862
Depreciation and amortization expense	17,384	15,232	50,699	45,291
Abandoned deal costs	—	—	—	130
Casualty losses	—	—	359	411
Total expenses	46,732	42,351	137,844	126,845
Interest expense	(8,700)	(8,917)	(25,644)	(27,616)
Gain on sale (loss on impairment) of real estate assets, net	11,492	(1,840)	11,492	(1,840)
Merger and integration costs	(5,276)	—	(5,276)	—
Net income:	11,564	1,092	16,064	1,517
Income allocated to noncontrolling interest	(62)	(2)	(90)	(10)
Net income allocable to common shares	$11,502	$1,090	$15,974	$1,507
Earnings per share:
Basic	$0.11	$0.01	$0.16	$0.02
Diluted	$0.11	$0.01	0.15	$0.02
Weighted-average shares:
Basic	104,918,674	94,456,987	102,882,723	93,261,757
Diluted	107,668,675	95,222,623	104,062,661	94,099,091

The accompanying notes are an integral part of these condensed consolidated financial statements.

Independence Realty Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited and dollars in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Net income	$11,564	$1,092	$16,064	$1,517
Other comprehensive income (loss):
Change in fair value of interest rate hedges	4,759	3,225	20,296	(22,170)
Realized (losses) gains on interest rate hedges reclassified to earnings	(2,238)	(1,752)	(5,859)	(3,575)
Total other comprehensive income (loss)	2,521	1,473	14,437	(25,745)
Comprehensive income (loss) before allocation to noncontrolling interests	14,085	2,565	30,501	(24,228)
Allocation to noncontrolling interests	(79)	(64)	(212)	146
Comprehensive income (loss)	$14,006	$2,501	$30,289	$(24,082)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Independence Realty Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Equity

(Unaudited and dollars in thousands, except share information)

	Common Shares	Par Value Common Shares	Additional Paid In Capital	Accumulated Other Comprehensive Income (loss)	Retained Earnings (Deficit)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2020	101,803,762	$1,018	$919,615	$(33,822)	$(178,751)	$708,060	$4,711	$712,771
Net income	—	—	—	—	1,086	1,086	7	1,093
Other comprehensive income	—	—	—	13,325	—	13,325	88	13,413
Stock compensation	286,647	2	3,346	—	—	3,348	—	3,348
Issuance of common shares, net	—	—	(59)	—	—	(59)	—	(59)
Repurchase of shares related to equity award tax withholding	(56,677)	(2)	(2,860)	—	—	(2,862)	—	(2,862)
Common dividends declared ($0.12 per share)	—	—	—	—	(12,486)	(12,486)	—	(12,486)
Distribution to noncontrolling interest declared ($0.12 per unit)	—	—	—	—	—	—	(80)	(80)
Balance, March 31, 2021	102,033,732	$1,018	$920,042	$(20,497)	$(190,151)	$710,412	$4,726	$715,138
Net income					3,386	3,386	21	3,407
Other comprehensive income (loss)	—	—	—	(1,514)	—	(1,514)	17	(1,497)
Stock compensation expense	23,436	1	1,356	—	—	1,357	—	1,357
Repurchase of shares related to equity award tax withholding	(1,674)	1	(81)	—	—	(80)	—	(80)
Issuance of common shares, net	2,932,000	30	41,580	—	—	41,610	—	41,610
Conversion of noncontrolling interest to common shares	122,155	1	857	—	—	858	(858)	—
Common dividends declared ($0.12 per share)	—	—	—	—	(12,585)	(12,585)	—	(12,585)
Distribution to noncontrolling interest declared ($0.12 per unit)	—	—	—	—	—	—	(67)	(67)
Balance, June 30, 2021	105,109,649	$1,051	$963,754	$(22,011)	$(199,350)	$743,444	$3,839	$747,283
Net income					11,502	11,502	62	11,564
Other comprehensive income	—	—		2,504	—	2,504	17	2,521
Stock compensation expense	(2,209)	—	1,298	—	—	1,298	—	1,298
Repurchase of shares related to equity award tax withholding	(726)	—	36	—	—	36	—	36
Issuance of common shares, net	—	—	(70)	—	—	(70)	—	(70)
Common dividends declared ($0.12 per share)	—	—	—	—	(12,581)	(12,581)	—	(12,581)
Distribution to noncontrolling interest declared ($0.12 per unit)	—	—	—	—	—	—	(66)	(66)
Balance, September 30, 2021	105,106,714	$1,051	$965,018	$(19,507)	$(200,429)	$746,133	$3,852	$749,985

	Common Shares	Par Value Common Shares	Additional Paid In Capital	Accumulated Other Comprehensive Income (loss)	Retained Earnings (Deficit)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2019	91,070,637	$911	$765,992	$(12,099)	$(141,525)	$613,279	$6,478	$619,757
Net income (loss)	—	—	—	—	(372)	(372)	(2)	(374)
Other comprehensive income (loss)	—	—	—	(23,651)	—	(23,651)	(189)	(23,840)
Stock compensation	183,940	2	2,642	—	—	2,644	—	2,644
Issuance of common shares, net	3,406,000	35	49,729	—	—	49,764	—	49,764
Repurchase of shares related to equity award tax withholding	(51,128)	(1)	(1,489)	—	—	(1,490)	—	(1,490)
Conversion of noncontrolling interest to common shares	82,357	—	627	—	—	627	(627)	—
Common dividends declared ($0.18 per share)	—	—	—	—	(17,148)	(17,148)	—	(17,148)
Distribution to noncontrolling interest declared ($0.18 per unit)	—	—	—	—	—	—	(142)	(142)
Balance, March 31, 2020	94,691,806	$947	$817,501	$(35,750)	$(159,045)	$623,653	$5,518	$629,171
Net income	—	—	—	-	789	789	10	799
Other comprehensive (loss)	—	—	—	(3,349)	—	(3,349)	(29)	(3,378)
Stock compensation expense	49,340	—	1,250	—	—	1,250	—	1,250
Issuance of common shares, net	—	—	(32)	—	—	(32)	—	(32)
Common dividends declared ($0.12 per share)	—	—	—	—	(11,329)	(11,329)	—	(11,329)
Distribution to noncontrolling interest declared ($0.12 per unit)	—	—	—	—	—	—	(95)	(95)
Balance, June 30, 2020	94,741,146	$947	$818,719	$(39,099)	$(169,585)	$610,982	$5,404	$616,386
Net income	—	—	—	—	1,090	1,090	2	1,092
Other comprehensive income	—	—	—	1,411	—	1,411	62	1,473
Stock compensation expense	(4,488)	—	920	—	—	920	—	920
Issuance of common shares, net	—	—	(102)	—	—	(102)	—	(102)
Conversion of noncontrolling interest to common shares	87,148	1	568	—	—	569	(569)	—
Common dividends declared ($0.12 per share)	—	—	—	—	(11,339)	(11,339)	—	(11,339)
Distribution to noncontrolling interest declared ($0.12 per unit)	—	—	—	—	—	—	(84)	(84)
Balance, September 30, 2020	94,823,806	$948	$820,105	$(37,688)	$(179,834)	$603,531	$4,815	$608,346

The accompanying notes are an integral part of these condensed consolidated financial statements

Independence Realty Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited and dollars in thousands)

	For the Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net income	$16,064	$1,517
Adjustments to reconcile net income to cash flow from operating activities:
Depreciation and amortization	50,699	45,291
Amortization of deferred financing costs	1,154	1,085
Stock compensation	5,914	4,761
(Gain on sale) loss on impairment of real estate assets, net	(11,492)	1,840
Casualty losses	359	411
Amortization related to derivative instruments	920	890
Changes in assets and liabilities:
Other assets	(2,518)	(3,226)
Accounts payable and accrued expenses	12,834	8,289
Accrued interest payable	(268)	(270)
Other liabilities	59	(22)
Cash flow provided by operating activities	73,725	60,566
Cash flows from investing activities:
Acquisition of real estate properties	(139,231)	(51,447)
Investments in unconsolidated real estate entities	(13,561)	—
Disposition of real estate properties	39,182	—
Capital expenditures	(31,827)	(26,986)
Cash flow used in investing activities	(145,437)	(78,433)
Cash flows from financing activities:
Proceeds from unsecured credit facility and term loans	387,500	99,501
Unsecured credit facility repayments	(234,800)	(44,000)
Mortgage principal repayments	(79,582)	(37,871)
Payments for deferred financing costs	(1,261)	(50)
Proceeds from issuance of common stock, net	41,481	49,630
Distributions on common stock	(37,249)	(44,808)
Distributions to noncontrolling interests	(228)	(369)
Repurchase of shares related to equity award tax withholding	(2,906)	(1,490)
Cash flow provided by financing activities	72,955	20,543
Net change in cash and cash equivalents, and restricted cash	1,243	2,676
Cash and cash equivalents, and restricted cash, beginning of period	13,615	14,433
Cash and cash equivalents, and restricted cash, end of the period	$14,858	$17,109
Reconciliation of cash, cash equivalents, and restricted cash to the Consolidated Balance Sheet
Cash and cash equivalents	$8,720	$9,891
Restricted cash	6,138	7,218
Total cash, cash equivalents, and restricted cash, end of period	$14,858	$17,109

The accompanying notes are an integral part of these condensed consolidated financial statements

.

Independence Realty Trust, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

As of September 30, 2021

(Unaudited and dollars in thousands, except share and per share data)

NOTE 1: Organization

Independence Realty Trust, Inc. (“IRT”), is a self-administered and self-managed Maryland real estate investment trust (“REIT”) which was formed on March 26, 2009.  Our primary purposes are to acquire, own, operate, improve and manage multifamily apartment communities in non-gateway markets. As of September 30, 2021, we owned and operated 57 multifamily apartment properties that contain 16,109 units across non-gateway U.S. markets including Atlanta, Dallas, Louisville, Memphis, Raleigh, and Tampa. We own all of our assets and conduct substantially all of our operations through Independence Realty Operating Partnership, LP (“IROP”), of which we are the sole general partner.

   As used herein, the terms “we,” “our” and “us” refer to Independence Realty Trust, Inc. and, as required by context, IROP and their subsidiaries.

Pending Merger

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

In the REIT Merger, each outstanding share of STAR common stock, par value $0.01 per share (“STAR common stock”) will be converted automatically into the right to receive 0.905 (the “Exchange Ratio”) of a newly issued share of IRT common stock, par value $0.01 per share (“IRT common stock”). In the Partnership Merger, each outstanding unit of limited partnership of STAR OP (each, a “STAR OP common unit”) will be converted into the right to receive the Exchange Ratio of a newly issued common unit of limited partnership of IROP (each, an “IROP common unit”). Consummation of the Mergers is subject to customary closing conditions, including, among others, receipt of IRT stockholder approval and STAR stockholder approval and we currently expect the Mergers to close in December 2021.

In conjunction with the Mergers, we have incurred approximately $5,276 in merger-related transaction costs during the three and nine months ended September 30, 2021. The merger-related costs incurred to date primarily consist of advisory fees, attorney fees, accountant fees and SEC filing fees. These costs are presented in a separate line item on the face of the condensed consolidated statements of operations.

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

e. Restricted Cash

Restricted cash includes escrows of our funds held by lenders to fund certain expenditures, such as real estate taxes and insurance, or to be released at our discretion upon the occurrence of certain pre-specified events.  As of September 30, 2021 and December 31, 2020, we had $6,138 and $4,864, respectively, of restricted cash.

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

The aggregate value of in-place leases is determined by evaluating various factors, including the terms of the leases that are in place and assumed lease-up periods. The value assigned to in-place lease assets is amortized over the assumed lease up period, typically six months. During the three and nine months ended September 30, 2021, we acquired in-place leases with a value of $0 and $757, respectively, as part of related property acquisitions that are discussed further in Note 3. For the three and nine months ended September 30, 2021, we recorded $368 and $1,203, respectively, of amortization expense for intangible assets. For the three and nine months ended September 30, 2020, we recorded $73 and $631, respectively, of amortization expense for intangible assets. For the three and nine months ended September 30, 2021, we wrote-off fully amortized intangible assets of $0 and $792, respectively. For the three and nine months ended September 30, 2020, we wrote-off fully amortized intangible assets of $211 and $1,171, respectively. As of September 30, 2021, we expect to record additional amortization expense on current in-place intangible assets of $346 for the remainder of 2021.

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

Depreciation Expense

Depreciation expense for real estate assets is computed using a straight-line method based on a life of 40 years for buildings and improvements and five to ten years for equipment and fixtures.  For the three and nine months ended September 30, 2021, we recorded $17,016 and $49,496 of depreciation expense, respectively. For the three and nine months ended September 30, 2020, we recorded $15,159 and $44,660 of depreciation expense, respectively.

Casualty Loss

Occasionally, we incur losses at our communities from wind storms, floods, fires and similar hazards. Sometimes, a portion of these losses are not fully covered by our insurance policies due to deductibles. In these cases, we estimate the carrying value of the damaged property and record a casualty loss for the difference between the estimated carrying value and the insurance proceeds. During the three and nine months ended September 30, 2021, we incurred $0 and $359 of casualty losses, respectively. We incurred $0 and $411casualty losses during the three and nine months ended September 30, 2020.

g. Investments in unconsolidated real estate entities

We invest in joint ventures in which we exercise significant influence but do not control the major decisions of the joint venture. Therefore, we account for these investments using the equity method of accounting.  Under the equity method of accounting, the investments are carried at cost plus our share of net earnings or losses.  As of September 30, 2021 and December 31, 2020, the carrying value of our investments in joint ventures totaled $13,561 and $0, respectively, and was recorded as a separate line item on the face of our consolidated balance sheet. We recognized no income or losses from equity method investments during the three and nine months ended September 30, 2021 and 2020.

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

Due to the COVID-19 pandemic, some of our residents have experienced difficulty making rent payments and, as a result, our rent receivables have increased compared to historical levels. This caused us to further evaluate collectability and we recorded $121 and $246 provision for bad debts during the three and nine months ended September 30, 2021, respectively, to appropriately reflect management’s estimate for uncollectible accounts. The provision for bad debts was recorded as a reduction to rental and other property income in our consolidated statements of operations. The total adjustment to rental and other property income for the three and nine months ended September 30, 2021 was $655 and $1,678, respectively. The total adjustment to rental and other property income for the three and nine months ended September 30, 2020 was $340 and $1,428, respectively.

To support our residents that were economically impacted and unable to pay their rent in full during 2020, we offered residents deferred rent payment plans whereby the resident could defer between 25% and 75% of their monthly rent for between one and three months. Residents were required to provide evidence of financial hardship and commit to a full 12-month lease term, which provided a longer period over which the deferred rent could be repaid. We accounted for the deferred payment plans as if no change had been made to the original lease agreement and continued to recognize rental income while increasing lease receivables from residents. As of September 30, 2021 and December 31, 2020, deferred rents receivable from residents totaled $0 and $175, respectively.

For the three and nine months ended September 30, 2021, we recognized revenues of $28 and $69, respectively, related to recoveries of lost rental revenue due to natural disasters and other insurable events from our insurance providers. For the three and nine months ended September 30, 2020, we recognized revenues of $32 and $184, respectively, related to recoveries of lost rental revenue due to natural disasters and other insurable events from our insurance providers.

Advertising Expenses

For the three and nine months ended September 30, 2021, we incurred $624 and $1,804 of advertising expenses, respectively. For the three and nine months ended September 30, 2020, we incurred $667 and $1,827 of advertising expenses, respectively.

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

FASB ASC Topic 825, “Financial Instruments” requires disclosure of the fair value of financial instruments for which it is practicable to estimate that value. Given that cash and cash equivalents and restricted cash are short term in nature with limited fair value volatility, the carrying amount is deemed to be a reasonable approximation of fair value and the fair value input is classified as a Level 1 fair value measurement. The fair value input for the derivatives is classified as a Level 2 fair value measurement within the fair value hierarchy. The fair value inputs for our unsecured credit facility and term loans are classified as Level 2 fair value measurements within the fair value hierarchy. The fair value of mortgage indebtedness is based on a discounted cash flows valuation technique. As this technique utilizes current credit spreads, which are generally unobservable, this is classified as a Level 3 fair value measurement within the fair value hierarchy.  We determine appropriate credit spreads based on the type of debt and its maturity. There were no transfers between levels in the fair value hierarchy for the nine months ended September 30, 2021. The following table summarizes the carrying amount and the fair value of our financial instruments as of the periods indicated:

	As of September 30, 2021		As of December 31, 2020
Financial Instrument	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Cash and cash equivalents	$8,720	$8,720	$8,751	$8,751
Restricted cash	6,138	6,138	4,864	4,864
Derivative assets	1,168	1,168	—	—

Liabilities
Debt:
Unsecured credit facility	136,324	137,503	183,110	184,802
Unsecured term loans	497,844	500,000	298,759	300,000
Mortgages (1)	384,561	396,504	463,817	479,929
Derivative liabilities	17,492	17,492	29,842	29,842
(1)	Includes indebtedness associated with real estate held for sale.

k. Deferred Financing Costs

Costs incurred in connection with debt financing are deferred and classified within indebtedness and charged to interest expense over the terms of the related debt agreements, under the effective interest method.

l. Office Leases

In accordance with FASB ASC Topic 842, “Leases”, lessees are required to recognize a right-of-use asset and a lease liability on the balance sheet at the lease commencement date for all leases, except those leases with terms of less than a year.  We lease corporate office space under leases with terms of up to 10 years and that may include extension options, but that do not include any residual value guarantees or restrictive covenants. As of September 30, 2021, we have $2,360 of operating lease right-of-use assets and $2,701 of operating lease liabilities related to our corporate office leases. The operating lease right-of-use assets are presented within other assets and the operating lease liabilities are presented within other liabilities in our consolidated balance sheet. We recorded $172 and $510 of total operating lease expense during the three and nine months ended September 30, 2021, which is recorded within property management expense and general and administrative expenses in our condensed consolidated statements of operations.

m. Income Taxes

We have elected to be taxed as a REIT.  Accordingly, we recorded no income tax expense for the three and nine months ended September 30, 2021 and 2020.

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

NOTE 3: Investments in Real Estate

As of September 30, 2021, our investments in real estate consisted of 57 apartment properties that contain 16,109 units.  The following table summarizes our investments in real estate:

	As of September 30, 2021	As of December 31, 2020	Depreciable Lives (In years)
Land	$238,221	$251,365	—
Building	1,525,395	1,527,535	40
Furniture, fixtures and equipment	141,144	137,870	5-10
Total investment in real estate	$1,904,760	$1,916,770
Accumulated depreciation	(223,244)	(208,618)
Investments in real estate, net	$1,681,516	$1,708,152

As of September 30, 2021, we owned six properties that were classified as held for sale. We expect the sale of these properties to close in the fourth quarter of 2021 or first quarter of 2022. The table below summarizes our held for sale properties.

Property Name	Location	Units	Net Carrying Value
Crestmont	Atlanta, GA	228	$14,791
Creekside Corners	Atlanta, GA	444	44,478
Riverchase	Indianapolis, IN	216	17,672
Heritage Park	Oklahoma City, OK	453	16,405
Raindance	Oklahoma City, OK	504	13,163
Haverford Place	Louisville, KY	160	13,900
Total		2,005	$120,409

Acquisitions

The following table summarizes the aggregate relative fair value of the assets and liabilities associated with the properties acquired during the nine-month period ended September 30, 2021, on the date of acquisition, accounted for under FASB ASC Topic 805-50-15-3.

Description	Fair Value of Assets Acquired During the Nine Months Ended September 30, 2021
Assets acquired:
Investments in real estate (a)	$139,336
Other assets	33
Intangible assets	757
Total assets acquired	$140,126
Liabilities assumed:
Accounts payable and accrued expenses	$795
Other liabilities	100
Total liabilities assumed	895
Estimated fair value of net assets acquired	$139,231
(a)	Included $177 of property related acquisition costs capitalized during the nine months ended September 30, 2021.

Dispositions

The following table summarizes the dispositions for the nine months ended September 30, 2021:

Property Name	Date of Sale	Sale Price	Gain on sale (1)
Kings Landing	07/28/2021	$40,100	$11,492
Total		$40,100	$11,492
(1)	The gain for this property is net of $295 of debt prepayment costs.

NOTE 4: Indebtedness

The following tables contain summary information concerning our indebtedness as of September 30, 2021:

Debt:	Outstanding Principal	Unamortized Debt Issuance Costs	Carrying Amount	Type	Weighted Average Rate	Weighted Average Maturity (in years)
Unsecured credit facility (1)	$137,503	$(1,179)	$136,324	Floating	1.4%	1.6
Unsecured term loans	500,000	(2,156)	497,844	Floating	1.3%	3.4
Mortgages (2)	385,508	(947)	384,561	Fixed	3.8%	2.8
Total Debt	$1,023,011	$(4,282)	$1,018,729		2.3%	2.9
(1)	The unsecured credit facility total capacity is $350,000, of which $137,503 was outstanding as of September 30, 2021.
(2)	Includes indebtedness associated with real estate held for sale.

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

On July 1, 2021, we drew down on our unsecured credit facility to extinguish a property mortgage totaling $18,650. The property mortgage had a weighted-average rate of 3.4%.  On July 30, 2021, we drew down on our unsecured credit facility to extinguish a property mortgage totaling $15,991. The property mortgage had a weighted-average rate of 3.7%.

The following table contains summary information concerning our indebtedness as of September 30, 2021:

	Scheduled maturities on our indebtedness outstanding as of September 30, 2021
Debt:	2021	2022	2023	2024	2025	Thereafter
Unsecured credit facility	$—	$—	$137,503	$—	$—	$—
Unsecured term loans	—	—	—	300,000	—	200,000
Mortgages (1)	7,428	35,003	105,879	34,754	160,152	42,292
Total	$7,428	$35,003	$243,382	$334,754	$160,152	$242,292
(1)	Includes indebtedness associated with real estate held for sale.

The following table contains summary information concerning our indebtedness as of December 31, 2020:

Debt:	Outstanding Principal	Unamortized Debt Issuance Costs	Carrying Amount	Type	Weighted Average Rate	Weighted Average Maturity (in years)
Unsecured credit facility (1)	$184,802	$(1,692)	$183,110	Floating	1.6%	2.4
Unsecured term loans	300,000	(1,241)	298,759	Floating	1.5%	3.3
Mortgages	465,092	(1,275)	463,817	Fixed	3.9%	3.2
Total Debt	$949,894	$(4,208)	$945,686		2.7%	3.1
(1)	The unsecured credit facility total capacity was $350,000, of which $184,802 was outstanding as of December 31, 2020.

During the nine months ended September 30, 2021, in connection with a property disposition, we extinguished a property mortgage totaling $19,618.

As of September 30, 2021, we were in compliance with all financial covenants contained in the documents governing our indebtedness.

On October 1, 2021, we drew down on our unsecured credit facility to extinguish a property mortgage totaling $19,370. The property mortgage had a weighted-average rate of 3.4%.

NOTE 5: Derivative Financial Instruments

The following table summarizes the aggregate notional amounts and estimated net fair values of our derivative instruments as of September 30, 2021 and December 31, 2020:

	As of September 30, 2021			As of December 31, 2020
	Notional	Fair Value of Assets	Fair Value of Liabilities	Notional	Fair Value of Assets	Fair Value of Liabilities
Cash flow hedges:
Interest rate swap	$150,000	$—	8,852	$150,000	$—	$694
Interest rate collars	250,000	—	8,640	250,000	—	13,331
Forward interest rate swaps	—	1,168	—	—	—	15,817
Total	$400,000	$1,168	17,492	$400,000	$—	$29,842

Effective interest rate swaps and caps are reported in accumulated other comprehensive income, and the fair value of these hedge agreements is recorded as derivative assets or liabilities on the face of our consolidated balance sheet.

For our interest rate swap and collars that are considered highly effective hedges, we reclassified realized losses of $1,926 and $4,939 to earnings within interest expense for the three and nine months ended September 30, 2021, respectively, and we expect $9,173 to be reclassified out of accumulated other comprehensive income to earnings over the next 12 months.

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

On September 13, 2021, our board of directors declared a dividend of $0.12 per share on our common stock, which was paid on October 22, 2021 to common stockholders of record as of October 1, 2021.

During the three and nine months ended September 30, 2021, we also paid $0 and $278, respectively, of dividends on restricted common share awards that vested during the period.

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

On July 27, 2021, we entered into an underwriting agreement with Barclays Capital Inc. and BMO Capital Markets Corp., as representatives of the several underwriters named therein (collectively, the “Underwriters”), BMO Capital Markets Corp., in its capacity as agent (in such capacity, the “Forward Seller”) for Bank of Montreal, as forward counterparty (the “Forward Counterparty”) related to the offering of an aggregate of 16,100,000 shares of our common stock at a price to the Underwriters of $17.04 per share consisting of 16,100,000 shares of common stock offered by the Forward Seller in connection with the forward sale agreements described below (inclusive of 2,100,000 shares offered pursuant to the Underwriter’s option to purchase additional shares, which was exercised in full).  We did not initially receive any proceeds from the sale of our common stock by the Forward Seller. We completed the offering on July 30, 2021.

In connection with the offering, we also entered into two forward sale agreements. The first forward sale agreement (the “Initial Forward Sale Agreement”), dated July 27, 2021, with the Forward Seller and Forward Counterparty, and the second forward sale agreement (the “Additional Forward Sale Agreement”, together with the Initial Forward Sale Agreement, the “Forward Sale Agreements”), dated July 29, 2021, with the Forward Seller and the Forward Counterparty. In connection with the Forward Sale Agreements, the Forward Seller borrowed from third parties and sold to the Underwriters an aggregate of 16,100,000 shares of our common stock that was sold in the offering. As of September 30, 2021, 16,100,000 shares of our common stock remain to be settled under the Forward Sale Agreements, which if physically settled would provide additional proceeds to us of $272,156 based on the forward price as of September 30, 2021. We expect to physically settle the Forward Sale Agreements and receive proceeds from the sale of those shares upon one or more such physical settlements within approximately twelve months from the date of the prospectus, or July 30, 2022, the scheduled maturity date of the Forward Sale Agreements. Although we expect to settle the Forward Sale Agreements entirely by the physical delivery of shares of our common stock for cash proceeds, we may also elect to cash or net share settle all or a portion of our obligations under the Forward Sale Agreements, in which case, we may receive or owe cash or shares of our common stock from or to the Forward Seller. The Forward Sale Agreements provide for an initial forward sale price of $17.04 per share, subject to certain adjustments pursuant to the terms of each of the Forward Sale Agreements. The Forward Sale Agreements are subject to early termination or settlement under certain circumstances.

We evaluated the accounting for the forward sale transactions under FASB ASC Topic 480 “Distinguishing Liabilities from Equity” and FASB ASC Topic 815 “Derivatives and Hedging”.  As the forward sale transactions are considered indexed to our own equity and since they meet the equity classification conditions in ASC 815-40-25, the forward sale transactions have been classified as equity.

We filed Articles of Amendment with the State Department of Assessments and Taxation of Maryland to increase the number of authorized shares of common stock, $0.01 par value, from 300,000,000 shares to 500,000,000 shares, effective July 27, 2021.

Noncontrolling Interest

During the nine months ended September 30, 2021, holders of IROP units exchanged 122,155 units for 122,155 shares of our common stock. As of September 30, 2021, 552,360 IROP units held by unaffiliated third parties remain outstanding.

On March 15, 2021, our board of directors declared a dividend of $0.12 per unit, which was paid on April 23, 2021 to IROP LP unitholders of record as of April 2, 2021.

On June 14, 2021, our board of directors declared a dividend of $0.12 per unit, which was paid on July 23, 2021 to IROP LP unitholders of record as of July 2, 2021.

On September 13, 2021, our board of directors declared a dividend of $0.12 per unit, which was paid on October 22, 2021 to IROP LP unitholders of record as of October 1, 2021.

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

	2021
	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Balance, January 1,	406,849	$11.68
Granted	212,438	14.42
Vested	(200,559)	11.74
Forfeited	(29,664)	13.45
Balance, September 30, (1)	389,064	$13.01

(1)	The outstanding award balance above included 135,366 and 67,381 RSUs as of September 30, 2021 and December 31, 2020, respectively.

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

During the nine months ended September 30, 2021 and 2020, a portion of the RSUs and PSUs granted were issued to employees who are retirement eligible. The fact that the grantees are retirement eligible resulted in immediate recognition of the associated stock-based compensation expense totaling $2,112 and $1,667, respectively.

NOTE 8: Earnings Per Share

The following table presents a reconciliation of basic and diluted earnings (loss) per share for the three and nine months ended September 30, 2021 and 2020:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Net income	$11,564	$1,092	$16,064	$1,517
Income allocated to noncontrolling interest	(62)	(2)	(90)	(10)
Net income allocable to common shares	11,502	1,090	15,974	1,507
Weighted-average shares outstanding—Basic	104,918,674	94,456,987	102,882,723	93,261,757
Weighted-average shares outstanding—Diluted	107,668,675	95,222,623	104,062,661	94,099,091
Earnings per share—Basic	$0.11	$0.01	$0.16	$0.02
Earnings per share—Diluted	$0.11	$0.01	$0.15	$0.02

Certain IROP units, restricted stock awards, RSUs, PSUs, and forward sale agreements were excluded from the earnings (loss) per share computation because their effect would have been anti-dilutive, totaling 552,360 and 552,360 for the three and nine months ended September 30, 2021, respectively, and 7,653,516 and 7,645,986 for the three and nine months ended September 30, 2020, respectively.

NOTE 9: Other Disclosures

Risks and Uncertainties

Currently, one of the most significant risks and uncertainties is the duration and scope of the ongoing COVID-19 pandemic, which has disrupted businesses and slowed economic activity. In response to the COVID-19 pandemic, we have made operational and policy changes to: (1) comply with governmental mandates, including eviction moratoria, on a jurisdiction by jurisdiction basis; (2) protect our employees, residents, and prospective residents; and (3) minimize the adverse financial impact to us. The extent to which the COVID-19 pandemic impacts our business, operations and financial results will depend on numerous evolving factors, many of which are not within management’s control, and that we are unable to predict at this time, including but not limited to: (1) the duration and scope of the COVID-19 pandemic; (2) the COVID-19 pandemic’s impact on current and future economic activity; and (3) the actions of governments, businesses and individuals in response to the COVID-19 pandemic.

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

Overview

Our Company

We are a self-administered and self-managed Maryland real estate investment trust (“REIT”), that acquires, owns, operates, improves and manages multifamily apartment communities across non-gateway U.S. markets.  As of September 30, 2021, we owned and operated 57 multifamily apartment properties that contain 16,109 units. Our properties are located in Georgia, North Carolina, Tennessee, Kentucky, Ohio, Oklahoma, Indiana, Texas, Florida, South Carolina, and Alabama. We do not have any foreign operations and our business is not seasonal. Our executive offices are located at 1835 Market Street, Suite 2601, Philadelphia, PA 19103 and our telephone number is (267) 270-4800. We have offices in Philadelphia, Pennsylvania and Chicago, Illinois.

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

Property Portfolio

As of September 30, 2021, we owned 57 multifamily apartment properties, totaling 16,109 units.  Below is a summary of our property portfolio by market.

(Dollars in thousands, except per unit data)	As of September 30, 2021				For the Three Months Ended September 30,
Market	Number of Properties	Units	Gross Real Estate Assets	Period End Occupancy	Average Effective Monthly Rent per Unit	Net Operating Income	% of NOI
Atlanta, GA	6	2,020	$264,430	96.6%	$1,323	$5,281	14.1%
Raleigh - Durham, NC	6	1,690	249,887	95.7%	1,266	4,495	12.0%
Memphis, TN	4	1,383	152,457	94.0%	1,295	3,536	9.5%
Dallas, TX	5	1,307	186,483	97.7%	1,449	3,267	8.8%
Columbus, OH	6	1,547	204,920	95.8%	1,135	3,243	8.7%
Louisville, KY	6	1,710	214,411	94.0%	1,066	3,127	8.4%
Tampa-St. Petersburg, FL	4	1,104	159,840	95.7%	1,409	2,902	7.8%
Oklahoma City, OK	5	1,658	80,594	97.1%	738	2,263	6.1%
Huntsville, AL	2	599	92,532	97.6%	1,345	1,787	4.8%
Indianapolis, IN	4	916	110,217	96.8%	1,145	1,878	5.0%
Myrtle Beach, SC - Wilmington, NC	3	628	65,946	96.0%	1,137	1,495	4.0%
Charlotte, NC	2	480	80,383	96.7%	1,363	1,351	3.6%
Charleston, SC	2	518	108,839	96.4%	1,370	1,265	3.4%
Orlando, FL	1	297	49,489	96.5%	1,483	783	2.1%
Asheville, NC	1	252	29,059	97.9%	1,205	652	1.7%
Total/Weighted Average	57	16,109	$2,049,487	96.0%	$1,212	$37,325	100.0%

As of September 30, 2021, our same-store portfolio consisted of 47 multifamily apartment properties, totaling 12,838 units.  See “Non-GAAP Financial Measures – Same Store Portfolio Net Operating Income” below for our definition of same store and definitions and reconciliations related to our net operating income and net operating income margin.

Current Developments

Pending Merger

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

In the REIT Merger, each outstanding share of STAR common stock, par value $0.01 per share (“STAR common stock”) will be converted automatically into the right to receive 0.905 (the “Exchange Ratio”) of a newly issued share of IRT common stock, par value $0.01 per share (“IRT common stock”). In the Partnership Merger, each outstanding unit of limited partnership of STAR OP (each, an “STAR OP common unit”) will be converted into the right to receive the Exchange Ratio of a newly issued common unit of limited partnership of IROP (each, an “IROP common unit”). Consummation of the Mergers is subject to customary closing conditions, including, among others, receipt of IRT stockholder approval and STAR stockholder approval and we currently expect the Mergers to close in December 2021.

In conjunction with the Mergers, we have incurred approximately $5.3 million in merger-related transaction costs during the three and nine months ended September 30, 2021. The merger-related costs incurred to date primarily consist of advisory fees, attorney fees, accountant fees and SEC filing fees. These costs are presented in a separate line item on the face of the condensed consolidated statements of operations.

Capital Recycling

Our capital recycling program consists of disposing of assets in markets where we lack scale and/or markets where management believes that growth is slowing.

In May 2021, we purchased a 272-unit located in Charlotte, NC for $66.5 million.

In June 2021, we purchased a 322-unit located in McKinney, TX for $73.4 million.

In July 2021, we sold a 152-unit located in St. Louis, MO for $40.1 million. We recognized a gain of $11.5 million on this disposition.

As of September 30, 2021, we had six properties that were classified as held for sale. We expect the sale of these properties to close in the fourth quarter of 2021 or the first quarter of 2022. We intend to use proceeds from the sales to repay debt of the combined company at or shortly after the closing of our proposed merger with STAR.

Investment in unconsolidated real estate entities

In June 2021, we closed on our initial investment in a joint venture to develop a 402-unit community in Richmond, VA, which is expected to be completed in the first half of 2023. Our initial investment was $10.2 million and we are expecting to contribute a total of $16.4 million in the joint venture.

In September 2021, we closed on our second investment in a joint venture to develop a 504-unit portfolio in Nashville, TN, which is expected to be completed in the second half of 2022. Our initial investment was $1.4 million and we are expecting to contribute a total of $14.4 million in the joint venture.

Value Add

Value add initiatives, comprised of renovations and upgrades at selected communities to drive increased rental rates, remain a core component of our longer-term growth strategy. As of September 30, 2021, we had identified 7,851 units across 26 properties for renovations and upgrades as part of our value add initiative. This includes 1,295 units across 5 properties that were added to our value add program in September 2021 and whose renovations are expected to commence in 2022. As of September 30, 2021, we had renovated 4,419 of the 7,851 units at an average cost per unit of $12,783 and achieved a return on our total renovation costs for these units of 17.6% (and approximately 19.8% on the interior portion of such renovation costs).  We expect to complete the remaining value add projects at the selected communities throughout 2021, 2022, and 2023.

Capital Markets

Forward Sale Agreements

On July 27, 2021, we entered into an underwriting agreement with Barclays Capital Inc. and BMO Capital Markets Corp., as representatives of the several underwriters named therein (collectively, the “Underwriters”), BMO Capital Markets Corp., in its capacity as agent (in such capacity, the “Forward Seller”) for Bank of Montreal, as forward counterparty (the “Forward Counterparty”) related to the offering of an aggregate of 16.1 million shares of our common stock, at a price to the Underwriters of $17.04 per share consisting of 16.1 million shares of common stock offered by the Forward Seller in connection with the forward sale agreements described below (inclusive of 2.1 million shares offered pursuant to the Underwriter’s option to purchase additional shares, which was exercised in full).  We did not initially receive any proceeds from the sale of our common stock by the Forward Seller. We completed the offering on July 30, 2021.

In connection with the offering, we also entered into two forward sale agreements. The first forward sale agreement (the “Initial Forward Sale Agreement”), dated July 27, 2021, with the Forward Seller and Forward Counterparty, and the second forward sale agreement (the “Additional Forward Sale Agreement”, together with the Initial Forward Sale Agreement, the “Forward Sale Agreements”), dated July 29, 2021, with the Forward Seller and the Forward Counterparty. In connection with the Forward Sale Agreements, the Forward Seller borrowed from third parties and sold to the Underwriters an aggregate of 16.1 million shares of our common stock that was sold in the offering. As of September 30, 2021, 16.1 million shares of our common stock remain to be settled under the Forward Sale Agreements, which, if physically settled, would provide additional proceeds to us of $272.2 million based on the forward price as of September 30, 2021. We expect to physically settle the Forward Sale Agreements and receive proceeds from the sale of those shares upon one or more such physical settlements within approximately twelve months from the date of the prospectus, or July 30, 2022, the scheduled maturity date of the Forward Sale Agreements. Although we expect to settle the Forward Sale Agreements entirely by the physical delivery of shares of our common stock for cash proceeds, we may also elect to cash or net share settle all or a portion of our obligations under the Forward Sale Agreements, in which case, we may receive or owe cash or shares of our common stock from or to the Forward Seller. The Forward Sale Agreements provide for an initial forward sale price of $17.04 per share, subject to certain adjustments pursuant to the terms of each of the Forward Sale Agreements. The Forward Sale Agreements are subject to early termination or settlement under certain circumstances.

Results of Operations

Three Months Ended September 30, 2021 compared to the Three Months Ended September 30, 2020

	SAME STORE PROPERTIES				NON SAME STORE PROPERTIES				CONSOLIDATED
(Dollars in thousands)	Three Months Ended September 30,				Three Months Ended September 30,				Three Months Ended September 30,
	2021	2020	Increase (Decrease)	% Change	2021	2020	Increase (Decrease)	% Change	2021	2020	Increase (Decrease)	% Change
Property Data:
Number of properties	47	47			10	11	(1)	-9.1%	57	58	(1)	-1.7%
Number of units	12,838	12,838			3,271	2,967	304	10.2%	16,109	15,805	304	1.9%
Average occupancy	96.0%	93.8%	2.2%	n/a	96.9%	95.2%	1.7%	n/a	96.1%	94.1%	2.0%	n/a
Average effective monthly rent, per unit	1,227	1,143	84	7.3%	1,154	982	172	17.5%	1,212	1,118	94	8.4%
Revenue:
Rental and other property revenue	48,942	44,734	4,208	9.4%	11,650	9,267	2,383	25.7%	$60,592	$54,001	$6,591	12.2%
Expenses:
Property operating expenses	18,492	18,187	305	1.7%	4,672	3,942	730	18.5%	23,164	22,129	1,035	4.7%
Net Operating Income	$30,450	$26,547	$3,903	14.7%	$6,978	$5,325	$1,653	31.0%	$37,428	$31,872	$5,556	17.4%

Other Revenue:
Other revenue									$188	$199	$(11)	-5.5%
Corporate and other expenses:
Property management expenses									2,199	2,078	121	5.8%
General and administrative expenses									3,985	2,912	1,073	36.8%
Depreciation and amortization expense									17,384	15,232	2,152	14.1%
Total corporate and other expenses									$23,568	$20,222	$3,346	16.5%
Interest expense									(8,700)	(8,917)	217	2.4%
Gain on sale (loss on impairment) of real estate assets, net									11,492	(1,840)	13,332	724.6%
Merger and integration costs									(5,276)	—	(5,276)	nm
Net income									$11,564	$1,092	$10,472	959.0%
Income allocated to noncontrolling interests									(62)	(2)	(60)	nm
Net income available to common shares									$11,502	$1,090	$10,412	955.2%

Revenue

Rental and other property revenue. Revenue from rental and other property revenue of the consolidated portfolio increased $6.6 million to $60.6 million for the three months ended September 30, 2021 from $54.0 million for the three months ended September 30, 2020. The increase was primarily attributable to a $4.2 million increase in same store rental and other property revenue driven by a 7.3% increase in average effective monthly rents and a 220-basis point increase in average occupancy compared to the prior year period. In addition, there was a $2.4 million increase in non-same store rental and other property revenue primarily driven by our recent property acquisitions having a higher average effective rent per unit and higher occupancy than recent property dispositions.

Expenses

Property operating expenses. Property operating expenses increased $1.1 million to $23.2 million for the three months ended September 30, 2021 from $22.1 million for the three months ended September 30, 2020. The increase was primarily due to a $0.3 million increase in same store property operating expenses and a $0.8 million increase in non-same store property operating expenses.

Property management expenses. Property management expenses increased $0.1 million to $2.2 million for the three months ended September 30, 2021 from $2.1 million for the three months ended September 30, 2020.

General and administrative expenses. General and administrative expenses increased $1.1 million to $4.0 million for the three months ended September 30, 2021 from $2.9 million for the three months ended September 30, 2020. This increase was primarily due to an increase in compensation expense and stock-based compensation compared to the prior year primarily due to incentive compensation due to company performance.

Depreciation and amortization expense. Depreciation and amortization expense increased $2.2 million to $17.4 million for the three months ended September 30, 2021 from $15.2 million for the three months ended September 30, 2020. The increase was primarily attributable to a $0.8 million increase in depreciation expense at our value add properties for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 and $1.3 million in depreciation expense for properties acquired since September 30, 2020.

Interest expense. Interest expense decreased $0.2 million to $8.7 million for the three months ended September 30, 2021 from $8.9 million for the three months ended September 30, 2020 primarily due to lower interest rates.

Merger and integration costs. In connection with our proposed merger with STAR, we incurred approximately $5.2 million of merger-related transaction costs during the three months ended September 30, 2021. The merger-related costs incurred to date primarily consist of advisory fees, attorney fees, accountant fees and SEC filing fees.

Nine Months Ended September 30, 2021 compared to the Nine Months Ended September 30, 2020

	SAME STORE PROPERTIES				NON SAME STORE PROPERTIES				CONSOLIDATED
(Dollars in thousands)	For the Nine Months Ended September 30,				For the Nine Months Ended September 30,				For the Nine Months Ended September 30,
	2021	2020	Increase (Decrease)	% Change	2021	2020	Increase (Decrease)	% Change	2021	2020	Increase (Decrease)	% Change
Property Data:
Number of properties	47	47			10	11	(1)	-9.1%	57	58	(1)	-1.7%
Number of units	12,838	12,838			3,271	2,967	304	10.2%	16,109	15,805	304	1.9%
Average occupancy	95.6%	92.9%	2.7%	n/a	96.5%	94.2%	2.4%	n/a	95.8%	93.2%	2.6%	n/a
Average effective monthly rent, per unit	1,190	1,138	52	4.6%	1,100	974	126	13.0%	1,175	1,107	68	6.1%
Revenue:
Rental and other property revenue	$141,767	$131,482	$10,285	7.8%	$30,922	$25,762	$5,160	20.0%	$172,689	$157,244	$15,445	9.8%
Expenses:
Property operating expenses	54,329	52,042	2,287	4.4%	11,971	10,798	1,173	10.9%	66,300	62,840	3,460	5.5%
Net Operating Income	$87,438	$79,440	$7,998	10.1%	$18,951	$14,964	$3,987	26.6%	$106,389	$94,404	$11,985	12.7%

Other Revenue:
Other revenue									$647	$574	$73	12.7%
Corporate and other expenses:
Property management expenses									6,318	6,311	7	0.1%
General and administrative expenses									14,168	11,862	2,306	19.4%
Depreciation and amortization expense									50,699	45,291	5,408	11.9%
Abandoned deal costs									—	130	(130)	nm
Casualty losses									359	411	(52)	-12.7%
Total corporate and other expenses									$71,544	$64,005	$7,539	11.8%
Interest expense									(25,644)	(27,616)	1,972	7.1%
Gain on sale (loss on impairment) of real estate assets, net									11,492	(1,840)	13,332	724.6%
Merger and integration costs									(5,276)	—	(5,276)	nm
Net income									$16,064	$1,517	$14,547	958.9%
Income allocated to noncontrolling interests									(90)	(10)	(80)	-800.0%
Net income available to common shares									$15,974	$1,507	$14,467	960.0%

Revenue

Rental and other property revenue. Revenue from rental and other property revenue of the consolidated portfolio increased $15.5 million to $172.7 million for the nine months ended September 30, 2021 from $157.2 million for the nine months ended September 30, 2020. The increase was primarily attributable to a $10.3 million increase in same store rental and other property revenue driven by a 4.6% increase in average effective monthly rents and a 270-basis point increase in average occupancy compared to the prior year period. In addition, there was a $5.2 million increase in non-same store rental and other property revenue primarily driven by our recent property acquisitions having a higher average effective rent per unit and higher occupancy than recent property dispositions.

Expenses

Property operating expenses. Property operating expenses increased $3.5 million to $66.3 million for the nine months ended September 30, 2021 from $62.8 million for the nine months ended September 30, 2020. The increase was primarily due to a $2.3 million increase in the same store property operating expenses, primarily related to an increase in repairs and maintenance, property insurance, utilities, contract services, and personnel costs during the nine months ended September 30, 2021 and a $1.2 million increase in non-same store property operating expenses.

Property management expenses. Property management expenses remained consistent at $6.3 million for the nine months ended September 30, 2021 and 2020.

General and administrative expenses. General and administrative expenses increased $2.3 million to $14.2 million for the nine months ended September 30, 2021 from $11.9 million for the nine months ended September 30, 2020. This increase was primarily due to a $2.0 million increase in compensation expense, primarily due to incentive compensation due to company performance.

Depreciation and amortization expense. Depreciation and amortization expense increased $5.4 million to $50.7 million for the nine months ended September 30, 2021 from $45.3 million for the nine months ended September 30, 2020. The increase was primarily attributable to a $2.9 million increase in depreciation expense at our value add properties for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 and $2.4 million in depreciation expense for properties acquired since September 30, 2020.

Interest expense. Interest expense decreased $2.0 million to $25.6 million for the nine months ended September 30, 2021 from $27.6 million for the nine months ended September 30, 2020. The decrease was primarily due to lower interest rates during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020.

Merger and integration costs. In connection with our proposed merger with STAR, we incurred approximately $5.2 million of merger-related transaction costs during the nine months ended September 30, 2021. The merger-related costs incurred to date primarily consist of advisory fees, attorney fees, accountant fees and SEC filing fees.

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

CFFO is a computation made by analysts and investors to measure a real estate company’s operating performance by removing the effect of items that do not reflect ongoing property operations, including depreciation and amortization of other items not included in FFO, and other non-cash or non-operating gains or losses related to items such as merger and integration costs, casualty losses, abandoned deal costs and debt extinguishment costs from the determination of FFO.

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

Set forth below is a reconciliation of net income (loss) to FFO and CFFO for the three and nine months ended September 30, 2021 and 2020 (in thousands, except share and per share information):

	For the Three Months Ended September 30, 2021		For the Three Months Ended September 30, 2020
	Amount	Per Share (1)	Amount	Per Share (2)
Funds From Operations (FFO):
Net income (loss)	$11,564	$0.11	$1,092	$0.01
Adjustments:
Real estate depreciation and amortization	17,263	0.16	15,155	0.16
Net loss on impairment (gain on sale) of real estate assets excluding debt extinguishment costs	(11,788)	(0.11)	1,840	0.02
FFO	$17,039	$0.16	$18,087	$0.19
Core Funds From Operations (CFFO):
FFO	$17,039	$0.16	$18,087	$0.19
Adjustments:
Other depreciation and amortization	121	—	77	—
Prepayment penalties on asset dispositions	295	—	—	—
Merger and integration costs	5,276	0.05	—	—
CFFO	$22,731	$0.21	$18,164	$0.19

	For the Nine Months Ended September 30, 2021		For the Nine Months Ended September 30, 2020
	Amount	Per Share (1)	Amount	Per Share (2)
Funds From Operations (FFO):
Net income (loss)	$16,064	$0.16	$1,517	0.02
Adjustments:
Real estate depreciation and amortization	50,418	0.49	$45,036	0.47
Net loss on impairment (gain on sale) of real estate assets excluding debt extinguishment costs	(11,788)	(0.12)	$1,840	0.02
FFO	$54,694	$0.53	$48,393	$0.51
Core Funds From Operations (CFFO):
FFO	$54,694	$0.53	$48,393	$0.51
Adjustments:
Other depreciation and amortization	281	—	225	—
Abandoned deal costs	—	—	130	—
Prepayment penalties on asset dispositions	295	—	—	—
Merger and integration costs	5,276	0.05	—	—
Casualty losses	359	0.01	411	0.01
CFFO	$60,905	$0.59	$49,159	$0.52

(1)	Based on 107,094,044 and 103,511,115 weighted-average shares and units outstanding for the three and nine months ended September 30, 2021, respectively.
(2)	Based on 95,227,176 and 94,061,963 weighted-average shares and units outstanding for the three and nine months ended September 30, 2020, respectively.

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

Set forth below is a reconciliation of same store net operating income to net income (loss) available to common shares for the three and nine months ended September 30, 2021 and 2020 (in thousands, except per unit data):

	Three Months Ended September 30, (a)			Nine Months Ended September 30, (a)
	2021	2020	% change	2021	2020	% change
Revenue:
Rental and other property revenue	$48,942	$44,734	9.4%	$141,767	$131,482	7.8%
Property Operating Expenses
Real estate taxes	5,384	5,778	-6.8%	17,202	17,293	-0.5%
Property insurance	1,107	1,019	8.6%	3,221	2,830	13.8%
Personnel expenses	4,434	4,293	3.3%	12,507	12,116	3.2%
Utilities	2,584	2,505	3.2%	7,363	7,099	3.7%
Repairs and maintenance	2,124	1,815	17.0%	5,551	4,642	19.6%
Contract services	1,894	1,814	4.4%	5,565	5,253	5.9%
Advertising expenses	474	502	-5.6%	1,415	1,382	2.4%
Other expenses	491	461	6.5%	1,505	1,427	5.5%
Total property operating expenses	18,492	18,187	1.7%	54,329	52,042	4.4%
Net operating income	$30,450	$26,547	14.7%	$87,438	$79,440	10.1%
NOI Margin	62.2%	59.3%	2.9%	61.7%	60.4%	1.3%
Average Occupancy	96.0%	93.8%	2.2%	95.6%	92.9%	2.7%
Average effective monthly rent, per unit	$1,227	$1,143	7.3%	$1,190	$1,138	4.6%
Reconciliation of Same-Store Net Operating Income to Net Income (Loss)
Same-store portfolio net operating income (a)	$30,450	$26,547		$87,438	79,440
Non same-store net operating income	6,978	5,325		18,951	14,964
Other revenue	188	199		647	574
Property management expenses	(2,199)	(2,078)		(6,318)	(6,311)
General and administrative expenses	(3,985)	(2,912)		(14,168)	(11,862)
Depreciation and amortization	(17,384)	(15,232)		(50,699)	(45,291)
Abandoned deal costs	—	—		—	(130)
Casualty losses	—	—		(359)	(411)
Interest expense	(8,700)	(8,917)		(25,644)	(27,616)
Gain on sale (loss on impairment) of real estate assets, net	11,492	(1,840)		11,492	(1,840)
Merger and integration costs	(5,276)	—		(5,276)	—
Net income (loss)	$11,564	$1,092		$16,064	$1,517
(a)	Same store portfolio for the three and nine months ended September 30, 2021 and 2020 included 47 properties containing 12,838 units.

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

We intend to meet our liquidity requirements primarily through a combination of one or more of the following:

•	the use of our cash and cash equivalents of $8.7 million as of September 30, 2021;
•	existing and future unsecured financing, including advances under our unsecured credit facility, and financing secured directly or indirectly by the apartment properties in our portfolio;
•	cash generated from operating activities;
•	net cash proceeds from property sales, including sales undertaken as part of our capital recycling strategy and other sales; and
•	proceeds from the sales of our common stock and other equity securities, including common stock that we expect to issue in settlement of our forward sale agreement.

Cash Flows

As of September 30, 2021 and 2020, we maintained cash and cash equivalents, and restricted cash of approximately $14.9 million and $17.1 million, respectively. Our cash and cash equivalents were generated from the following activities (dollars in thousands):

	For the Nine Months Ended September 30,
	2021	2020
Cash flow from operating activities	$73,725	$60,566
Cash flow from investing activities	(145,437)	(78,433)
Cash flow from financing activities	72,955	20,543
Net change in cash and cash equivalents, and restricted cash	1,243	2,676
Cash and cash equivalents, and restricted cash, beginning of period	13,615	14,433
Cash and cash equivalents, and restricted cash, end of the period	$14,858	$17,109

Our cash inflows from operating activities during the nine months ended September 30, 2021 and 2020 were primarily driven by ongoing operations of our properties.

Our cash outflows from investing activities during the nine months ended September 30, 2021 were primarily due to two property acquisitions, our two investments in unconsolidated real estate entities, and capital expenditures. These items were partially offset by inflows related to one property disposition. Our cash outflows from investing activities during the nine months ended September 30, 2020 were primarily due to one property acquisition and capital expenditures.

Our cash inflows from financing activities during the nine months ended September 30, 2021 were primarily due to the issuance of a $200.0 million unsecured term loan, $187.5 million of draws on our unsecured credit facility, and a $41.5 million settlement on our forward sale agreements, partially offset by $234.8 million of repayments on our unsecured credit facility, $80.0 million of property mortgage payments and the payment of dividends on our common stock and distributions on noncontrolling interests totaling $37.5 million. Our cash inflows from financing activities during the nine months ended September 30, 2020 were primarily due to $99.5 million of draws on our unsecured credit facility and a $50.0 million settlement on our forward sale agreements, partially offset by the payment of dividends on our common stock and distributions on noncontrolling interests and $44.0 million of repayments on our unsecured credit facility.

Contractual Commitments

Our 2020 Annual Report on Form 10-K includes a table of contractual commitments. There were no material changes to these commitments since the filing of our Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements during the nine months ended September 30, 2021 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our interests.

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

Our 2020 Annual Report on Form 10-K contains a discussion of qualitative and quantitative market risks. There have been no material changes in quantitative and qualitative market risks during the nine months ended September 30, 2021 from the disclosures included in our 2020 Annual Report on Form 10-K.

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

Effective as of September 30, 2021, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation referred to above during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Consummation of the Mergers is subject to certain conditions, including: (1) the receipt of required approvals from IRT’s common stockholders and from STAR’s common stockholders, (2) the authorization for listing of the shares of IRT common stock to be issued in the Mergers or reserved for issuance in connection therewith on the New York Stock Exchange, (3) the effectiveness of the registration statement on Form S-4 that we filed with the SEC, (4) the absence of any order issued by any court of competent jurisdiction or other legal restraint or prohibition preventing the consummation of the Mergers or any law that makes the consummation of the Mergers illegal, (5) the accuracy of each party’s representations and warranties, subject in most cases to materiality or material adverse effect qualifications, (6) material compliance with each party’s covenants (7) the receipt by each of IRT and STAR of an opinion to the effect that the Company Merger will qualify as a “reorganization” within the meaning of Section 368(a) of the Code, and of an opinion as to the qualification of IRT and STAR, respectively, as a REIT under the Code and (8) the receipt of certain lender consents.

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

The Mergers will significantly dilute the ownership position of IRT stockholders. Upon consummation of the Mergers, based on the shares of IRT Common Stock and STAR Common Stock outstanding as of September 27, 2021, and assuming issuance by IRT of 16,100,000 shares of IRT Common Stock in full physical settlement of the Forward Sale Agreements prior to consummation of the Mergers, we estimate that legacy IRT stockholders will own approximately 53% of the issued and outstanding shares of IRT common stock (on a fully diluted basis), and legacy STAR stockholders will own approximately 47% of the issued and outstanding shares of IRT common stock (on a fully diluted basis). IRT may also issue additional shares of common stock or preferred stock in the future, which would create further dilution. Consequently, IRT stockholders, as a general matter, will have less influence over the management and policies of IRT after the effective time of the Mergers than they currently exercise over the management and policies of IRT.

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

Upon consummation of the Mergers, the combined company intends to assume and/or refinance certain indebtedness of STAR and STAR OP and, as a result, IRT’s consolidated indebtedness will increase substantially and it will be subject to increased risks associated with debt financing, including an increased risk that IRT’s cash flows could be insufficient to meet required payments on its indebtedness or to continue to pay dividends on its common stock. On September 30, 2021, IRT had consolidated indebtedness of approximately $1.02 billion. On September 30, 2021, STAR had consolidated indebtedness of approximately $2.14 billion. Taking into account IRT’s consolidated indebtedness as of September 30, 2021, and the assumption, in the Mergers, of STAR’s consolidated indebtedness at fair value as of September 30, 2021, the pro forma total consolidated indebtedness of the combined company, as of September 30, 2021, would have been approximately $3.16 billion if the Mergers had been consummated on September 30, 2021.

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

If the Mergers are consummated, then, based on the shares of IRT Common Stock and STAR Common Stock outstanding as of September 27, 2021, and assuming issuance by IRT of 16,100,000 shares of IRT Common Stock in full physical settlement of the Forward Sale Agreements prior to consummation of the Mergers, we estimate that legacy IRT stockholders will own approximately 53% of the issued and outstanding shares of IRT common stock (on a fully diluted basis), and legacy STAR stockholders will own approximately 47% of the issued and outstanding shares of IRT common stock (on a fully diluted basis). The results of operations of the combined company, as well as the trading price of IRT common stock, after the Mergers may be affected by factors different from those currently affecting the trading prices of IRT common stock. These different factors include:

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

Other Risks

The unaudited pro forma condensed consolidated financial statements filed with the SEC does not purport to be indicative of the combined company’s results after the Mergers and the transactions contemplated by the Merger Agreement, and accordingly, you will have limited financial information on which to evaluate the future performance of the combined company.

The unaudited pro forma condensed consolidated financial statements filed with the SEC is presented for informational purposes only and does not purport to be indicative of the financial position or results of operations that actually would have occurred had the Mergers and the transactions contemplated by the Merger Agreement been consummated as of the dates indicated, nor do they purport to be indicative of the future operating results or financial position of the combined company after the Mergers and the transactions contemplated by the Merger Agreement. The unaudited pro forma condensed consolidated financial statements reflect adjustments, based upon preliminary estimates, to allocate the purchase price to STAR’s assets and liabilities.

In addition, the unaudited pro forma condensed consolidated financial statements do not reflect other future events that may occur after consummation of the Mergers, including the costs related to the planned integration of IRT and STAR and any future nonrecurring charges resulting from the Mergers and the transactions contemplated by the Merger Agreement, and do not consider potential impacts of current market conditions on revenues or expense efficiencies. The unaudited pro forma condensed consolidated financial statements filed with the SEC are based in part on certain estimates and assumptions (including the estimated purchase price allocation described above) regarding the Mergers and the transactions contemplated by the Merger Agreement that IRT believes are reasonable under the circumstances. IRT cannot assure you that the estimates and assumptions will prove to be accurate.

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

During the three months ended September 30, 2021, no IROP unitholders exchanged any units for shares of our common stock or cash. As of September 30, 2021, 552,360 IROP units held by unaffiliated third parties remain outstanding.

During the three months ended September 30, 2021, we withheld shares of common stock to satisfy employee tax withholding obligations payable upon the vesting of restricted common stock awards, as follow:

Period	Total Number of Shares Purchased	Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
07/01/2021 to 07/31/2021	726	$18.16	—	—
08/01/2021 to 08/31/2021	—	—	—	—
09/01/2021 to 09/30/2021	—	—	—	—
Total	726	$18.16	—	—

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

2.1

Agreement and Plan of Merger, dated as of July 26, 2021, by and among Independence Realty Trust, Inc., Independence Realty Operating Partnership, LP, IRSTAR Sub, LLC, LLC, Steadfast Apartment REIT, Inc. and Steadfast Apartment REIT Operating Partnership, L.P., incorporated by reference to Exhibit 2.1 to IRT’s Current Report on Form 8-K filed on July 26, 2021.*

3.1	Articles of Amendment, incorporated by reference to Exhibit 3.1 to IRT’s Current Report on Form 8-K filed on July 30, 2021.

3.2	Independence Realty Trust, Inc. Amended and Restated Bylaws, incorporated by reference to Exhibit 3.2 to IRT’s Current Report on Form 8-K filed on July 26, 2021.

10.1	Form of Executive Acknowledgement, incorporated by reference to Exhibit 10.1 to IRT’s Current Report on Form 8-K filed on July 26, 2021.**

10.2

Confirmation of Issuer Share Forward Sale Transaction, dated July 27, 2021, by and among Independent Realty Trust, Inc., Bank of Montreal and BMO Capital Markets Corp., incorporated by reference to Exhibit 1.2 to IRT’s Current Report on Form 8-K filed on July 30, 2021.

10.3

Confirmation of Issuer Share Forward Sale Transaction, dated July 29, 2021, by and among Independent Realty Trust, Inc., Bank of Montreal and BMO Capital Markets Corp., incorporated by reference to Exhibit 1.3 to IRT’s Current Report on Form 8-K filed on July 30, 2021.

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

101

iXBRL (Inline eXtensible Business Reporting Language). The following materials, formatted in iXBRL: (i) Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020, (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2021 and 2020, (iii) Consolidated Statement of Comprehensive Income (Loss) for the three and nine months ended September 30, 2021 and 2020, (iv) Consolidated Statements of Changes in Equity for the three and nine months ended September 30, 2021 and 2020, (v) Consolidated Statements of Cash Flows for the nine months September 30, 2021 and 2020 and (vi) notes to the consolidated financial statements as of September 30, 2021.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

* Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. IRT agrees to furnish supplementally to the SEC a copy of any omitted schedule upon request by the SEC.

**Management agreement or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Independence Realty Trust, Inc.

Date: October 29, 2021	By:	/s/ Scott f. Schaeffer
Scott F. Schaeffer
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: October 29, 2021	By:	/s/ James J. Sebra
James J. Sebra
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: October 29, 2021	By:	/s/ Jason R. Delozier
Jason R. Delozier
Chief Accounting Officer
(Principal Accounting Officer)