Form 10-K
period 2021-12-31
INDEPENDENCE REALTY TRUST, INC.
filed 2022-02-24
CIK 1466085

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                      to                     .

Commission file number 001-36041

INDEPENDENCE REALTY TRUST, INC.

(Exact name of registrant as specified in its charter)

Maryland	26-4567130
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1835 Market Street, Suite 2601, Philadelphia, PA	19103
(Address of principal executive offices)	(Zip Code)

(267) 270-4800

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	IRT	New York Stock Exchange

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

The aggregate market value of the shares of common stock of the registrant held by non-affiliates of the registrant, based upon the closing price of such shares on June 30, 2021 of $18.23, was approximately $1,909,810,530.

As of February 18, 2022 there were 220,970,696 shares of the registrant’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for registrant’s 2022 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

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

Our Company

IRT, a Maryland corporation, is a self-administered and self-managed real estate investment trust (“REIT”) that acquires, owns, operates, improves and manages multifamily apartment communities across non-gateway U.S. markets.  As of December 31, 2021, we owned and operated 123 multifamily apartment properties that contain 36,831 units. Our properties are located in Alabama, Colorado, Florida, Georgia, Illinois, Indiana, Kentucky, Missouri, North Carolina, Ohio, Oklahoma, South Carolina, Tennessee, Texas, and Virginia. During 2021, we acquired two communities, totaling 594 units.  In addition, as of December 31, 2021, we owned interests in two unconsolidated joint ventures that are developing multifamily apartment communities that will contain, in aggregate, 906 units upon completion. We do not have any foreign operations and our business is not seasonal. Our principal executive offices are located at 1835 Market Street, Suite 2601, Philadelphia, PA 19103 and our telephone number is (267) 270-4800. We also have corporate offices in Chicago, Illinois and Irvine, California.

Our 2021 Merger

On December 16, 2021, we completed our merger with Steadfast Apartment REIT, Inc. (“STAR”). Pursuant to the Agreement and Plan of Merger dated as of July 26, 2021, STAR merged with and into a wholly-owned subsidiary of IRT (with such IRT subsidiary surviving), and Steadfast Apartment REIT Operating Partnership, L.P. (“STAR OP”), the operating partnership through which STAR owned its assets and conducted its operations, merged with and into IROP, the operating partnership subsidiary through which IRT owns its assets and conducts its operations (with IROP surviving). We refer to these two mergers collectively as the “STAR Merger.”  Through the STAR Merger, we acquired 68 apartment communities that contain 21,394 units and two apartment communities that are under development and that will contain upon completion an aggregate of 621 units. The consolidated net assets and results of operations of STAR are included in our consolidated financial statements from the closing date, December 16, 2021, through December 31, 2021, the end of our fiscal year.

In the STAR Merger, each then outstanding share of common stock of STAR was automatically converted into the right to receive 0.905 shares of common stock of IRT, with cash paid in lieu of fractional shares. In addition, each then outstanding unit of limited partnership of STAR OP was automatically converted into the right to receive 0.905 common units of limited partnership of IROP (each such unit, an “IROP unit”). As a result, we issued an aggregate of 99,720,948 shares of common stock and an aggregate of 6,429,481 IROP units in the STAR Merger. Holders of IROP units have the right to tender their IROP units to us from time to time for cash in an amount equal to the market price (based on a trailing average computation) of an equivalent number of shares of IRT common stock at the time we receive notice of the exchange.  We have the option, in lieu of paying cash, to settle the exchange for a number of shares of IRT common stock equal to the number of IROP units tendered for exchange.

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

•

acquiring and developing additional properties that have strong and stable occupancies and support a rise in rental rates or that have the potential for repositioning through capital expenditures or tailored management strategies.

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

•

Acquire properties that have operating upside through professional property management strategies. We have expertise in acquiring and managing properties to maximize the net operating income of such properties through effective marketing and leasing, disciplined management of rental rates and efficient expense management. We seek to acquire properties that we believe possess significant prospects for increased occupancy and rental revenue growth. Our target profile for acquisitions currently is midrise/garden-style apartments containing 150-500 units with high quality amenities that we can acquire at less than replacement cost in the $15 million to $50 million price range with a five to fifteen-year operating track record. We do not intend to limit ourselves to properties in this target profile, however, and may make acquisitions outside of this profile or change our target profile whenever market conditions warrant. In 2021, we formed two joint ventures with unaffiliated third parties to develop two multifamily communities, and we may form additional joint ventures to facilitate the funding of future acquisitions or developments of multifamily communities.

•

Selectively use our capital to improve apartment properties where we believe the return on our investment will be accretive to stockholders. We have significant experience allocating capital to value-added improvements of apartment properties to produce increased occupancy and rental rates. We intend to continue to deploy capital into revenue-enhancing capital projects that we believe will improve the physical plant or market positioning of particular apartment properties and generate increased income over time. This value add initiative is a core component of our growth strategy.

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

2021 Developments

STAR Merger

On December 16, 2021, we completed our merger with STAR. Through the STAR Merger, we acquired 68 apartment communities that contain 21,394 units and two apartment communities that are under development and that will contain upon completion an aggregate of 621 units. Through the STAR Merger, we acquired assets totaling $4.8 billion, assumed liabilities totaling $1.9 billion, and issued an aggregate of 99.7 million common shares and 6.4 million IROP units. We have incurred approximately $47.1 million in transaction costs related to the STAR Merger during the year ended December 31, 2021. These costs primarily consist of advisory fees, employee severance costs, and attorney fees. These costs are presented in a separate line item on the face of the consolidated statements of operations.

Leading up to and immediately after the closing of the STAR Merger, we delevered our combined balance sheet through a combination of transactions totaling over $600 million including the July 2021 underwritten offering, the disposition of three STAR properties prior to merger closing, and the disposition of six properties in late 2021 and early 2022.

Value Add Initiative

As of December 31, 2021, we had identified 7,851 units across 26 properties for renovations and upgrades as part of our value add initiative. Since January 2018 through December 31, 2021, we renovated 4,672 of the 7,851 units at an average cost per unit of $12,837 and achieved a return on our total renovation costs for these units of 18.0% (and approximately 20.2% on the interior portion of such renovation costs).  We compute return on cost by using the rent premium per unit per month, multiplied by 12, divided by the applicable renovation costs per unit and we compute the rent premium as the difference between the rental rate on the renovated unit and the market rent for a comparable unrenovated unit as of the date presented, as determined by management consistent with its customary rent-setting and evaluation procedures. We expect to complete the remaining value add projects at the selected communities throughout 2022 and 2023.

2021 Property Acquisitions

In addition to properties acquired in connection with the STAR Merger, during 2021, we acquired two communities, totaling 594 units, for a gross purchase price of $139.9 million. These acquisitions expanded our reach in Charlotte, NC and Dallas, TX. The property we acquired in Charlotte, NC was built in 2019 with average rent per unit of $1,374 at the time of our acquisition on May 18, 2021. The property we acquired in Dallas, TX was built in two phases in 2014 and 2019 with average rent per unit of $1,404 at the time of our acquisition on June 8, 2021.

2021 Property Sales

During 2021, we sold three communities, totaling 824 units, for a gross sale price of $179.6 million and recognized a total net gain on sale of $87.7 million. The sales represent our exit from the St. Louis, MO market and a reduction in exposure to the Atlanta, GA market.

As of December 31, 2021, we had four communities held for sale, totaling 1,333 units. We sold these four communities in the three month period ended March 31, 2022 for a gross sale price of $158.0 million and we expect to recognize a net gain on sale of approximately $95.2 million in such period.

Investment in Unconsolidated Real Estate Entities

In June 2021, we closed on our initial investment in a joint venture to develop a 402-unit community in Richmond, VA, which is expected to be completed in the first half of 2023. Our current investment is $14.6 million and we expect to contribute a total of $16.4 million to the joint venture. We own approximately 85% interest in this joint venture.

In September 2021, we closed on our second investment in a joint venture to develop a 504-unit portfolio in Nashville, TN, which is expected to be completed in the second half of 2022. Our current investment is $10.4 million and we expect to contribute a total of $14.4 million to the joint venture. We own approximately 50% interest in this joint venture.

2021 Underwritten Offering

On July 27, 2021, we entered into an underwriting agreement with Barclays Capital Inc. and BMO Capital Markets Corp., as representatives of the several underwriters named therein (collectively, the “Underwriters”), BMO Capital Markets Corp., in its capacity as agent (in such capacity, the “Forward Seller”) for Bank of Montreal, as forward counterparty (the “Forward Counterparty”) related to the offering of an aggregate of 16.1 million shares of our common stock, at a price to the Underwriters of $17.04 per share consisting of 16.1 million shares of common stock offered by the Forward Seller in connection with the forward sale agreements (inclusive of 2.1 million shares offered pursuant to the Underwriter’s option to purchase additional shares, which was exercised in full).  We did not initially receive any proceeds from the sale of our common stock by the Forward Seller. On December 14, 2021, the forward sale transactions were all physically settled and we issued 16,100,000 shares of common stock and received $271.8 million in net proceeds.

ATM Program

On November 13, 2020, we entered into an equity distribution agreement pursuant to which we may from time to time offer and sell shares of our common stock having an aggregate offering price of up to $150.0 million (the “ATM Program”) in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”).  Under the ATM Program, we may also enter into one or more forward sale transactions for the sale of shares of our common stock on a forward basis.  During 2021 we issued an aggregate of 2,932,000 shares of common stock under the ATM Program and received $41,671 in net proceeds. In addition, on November 1, 2021, we entered into a forward sale transaction under the ATM Program for the forward sale of 1,000,000 shares of common stock that have not yet been settled.  Subject to our right to elect net share settlement, we expect to physically settle the forward sale transaction by the maturity date (December 15, 2022) set forth in the forward sale transaction placement notice.  Assuming the forward sales transaction is physically settled in full utilizing the forward sale price as of December 31, 2021 of $23.78 per share, net of sales commissions, we expect to receive net proceeds of approximately $23.8 million, subject to adjustment in accordance with the forward sale transaction.

Financing Strategy

We use a combination of debt and equity sources to fund our business objectives. We seek to maintain a capital structure that provides us with the flexibility to manage our business and pursue our growth strategies, while allowing us to service our debt requirements and generate appropriate risk-adjusted returns for our stockholders. We believe these objectives are best achieved by a capital structure that consists of common equity and prudent amounts of debt financing. However, we may raise capital in any form and under terms that we deem acceptable and in our best interests.  Our longer-term goal is to reduce our leverage ratio by growing the net operating income at our communities through rental increases, including those driven by value add initiatives, and prudent expense management. If our Board of Directors changes our policies regarding our use of leverage, we expect that it will consider many factors, including, our long-term strategic plan, the leverage ratios of publicly traded REITs with similar investment strategies, the cost of leverage as compared to expected operating net revenues and general market conditions. For further description of our indebtedness at December 31, 2021, see “Part II-Item 8, Financial Statements and Supplementary Data-Note 5: Indebtedness” below, or the financial statement indebtedness note. See also “Part I-Item 1A. Risk Factors – Risks Associated with Debt Financing” below for more information about the risks related to operating on a leveraged basis.

Development and Structure of Our Company; Segment

IRT was formed as a Maryland corporation on March 26, 2009 and conducts its business through a traditional umbrella partnership REIT (“UPREIT”) structure in which all of its assets are held by, and substantially all of its operations are conducted through, IRT’s operating partnership, IROP and subsidiaries of IROP. IROP was formed as a Delaware limited partnership on March 27, 2009. IRT is the sole general partner of IROP and manages and controls its business.  As of December 31, 2021, IRT owned a 96.9% interest in IROP. The remaining 3.1% consists of IROP units issued to third parties in exchange for direct or indirect contributions of interests in properties to IROP.  As limited partners in IROP, holders of IROP units have limited approval rights. As discussed above, holders of IROP units have the right to tender their IROP units to us from time to time for cash in an amount equal to the market price (based on a trailing average computation) of an equivalent number of shares of IRT common stock at the time we receive notice of the exchange.  We have the option, in lieu of paying cash, to settle the exchange for a number of shares of IRT common stock equal to the number of IROP units tendered for exchange.

Our wholly owned subsidiary, IRT Management, LLC (“IRT Management”), which was formed on October 26, 2016, is a full-service apartment property management company that, as of December 31, 2021 managed 36,831 apartment units, all of which are owned by us. IRT Management provides services to us in connection with the rental, leasing, operation and management of our properties. Substantially all of our assets are comprised of multifamily real estate assets generally leased to residents for a term of one-year or less. Therefore, we aggregate our real estate assets for reporting purposes and operate in one reportable segment, see “Part II-Item 8, Financial Statements and Supplementary Data-Note 11: Segment Reporting” below.

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

Human Capital

Our Purpose is to provide exceptional living experiences. We believe our employees drive our success and fostering a workplace built on our core values of excellence, opportunity, integrity, and service is vital to our long-term success.

Our People. As of December 31, 2021, we had 937 employees, all of whom were employed in the United States, and none of whom are covered by collective bargaining agreements. We have experienced no material interruptions of our operations due to disputes with our employees.

Diversity and Inclusion. We consider diversity and inclusion to be an essential part of our foundation, culture, and identity. We believe that our commitment to diversity and inclusion is not only objectively moral but also unites us as co-workers and connects us with the residents we serve. 55% of the individuals in our workforce self-identify as Male and 45% as Female, while 50% self-identify as Caucasian, 21% as Hispanic/Latinx, 20% as African American, 3% as Asian and 9% with other races or ethnicities.

In order to cultivate a culture that supports our diversity, we provide training on the importance of diversity, and inclusion and celebrate the diversity of our employees and residents. Throughout the year, we recognize and celebrate appreciation days and heritage months such Black History Month, International Women’s Day, Pride Month and Hispanic Heritage Month. Additionally, we support our employees through mentor programs and affinity groups such as our Diversity and Inclusion Committee, whose mission is to formulate and propose diversity and inclusion initiatives consistent with our Purpose, strategies, and business objectives and IRT WOMEN, whose mission is to provide a network for advancing the individual and professional needs of women within IRT. In addition, we promote pay equity with clear and consistent performance criteria, performance reviews, and non-discriminatory pay practices.

Training and Development and Program.  We are committed to providing the resources to engage our employees and enhance their educational and professional growth.  We provide technical and leadership training to employees through more than 550 on-demand e-learning courses.  Our Service teams receive training through a combination of online courses, simulation training, and on-site, hands-on training.  In addition to company-specific training, we have established professional education benefits and guidelines under which our team members may receive financial assistance for professional certifications and continued education.

Compensation, Benefits, Safety and Wellness. In addition to offering competitive salaries and wages, we offer our employees incentive compensation linked to the achievement of individual and corporate goals, as well as stock-based compensation that vests over a number of years.  We believe that tying compensation to specific goals and providing our employees’ an ownership interest in the company through stock awards aligns their interests more closely with those of our shareholders.  We also offer comprehensive health and retirement benefits to eligible employees. Our current employee benefits include, but are not limited to, Medical, Prescription Drug, Dental and Vision Plans, a Health Savings Accounts (HSA), Short-Term and Long-Term Disability Income, Life and Accidental Death and Dismemberment Insurance, Paid Time Off, Adoption Benefits, and a company-matched 401(K) Retirement Savings Plan. Our core health and welfare benefits are supplemented with a variety of specific programs designed to promote our employees’ well-being.  These benefits help further stimulate an environment where we support and reward the efforts of our employees and their families to maintain and improve their overall well-being, their future plans, and their performance excellence.

Throughout the COVID-19 pandemic, we have been and will continue to be committed to the health and wellness of our employees.  Our corporate offices are open if vaccinated staff want to work from an office. Remote work remains available for all corporate staff. For our on-site community teams, we maintain social distancing rules, require face coverings for unvaccinated staff, provide PPE, require enhanced cleaning of commonly used surfaces, as well as take other precautionary measures.

Sustainability

We continue to strive to deliver on our objective to advance sustainability initiatives across our organization and communities. Our plan for sustainability includes procurement changes to more sustainable products in our own offices and community clubhouses, where possible, as well as reviewing specifications on any new fixture and equipment purchases in order to balance performance, sustainability, and value.

We believe that the implementation of lighting improvements conserve resources, improve energy efficiency, improves security and provides improved lighting quality that supports healthy and productive indoor environments for our residents. Therefore, we have reviewed the characteristics of our existing buildings and have modernized multiple interior and exterior lighting solutions through LED lighting retrofits. These lighting improvement projects help us to reduce energy emitted in kilowattage, which additionally translates into a reduction of CO2.

We are very proud to sponsor the planting of one tree for every new resident that joins our residential communities through our partnership with One Tree Planted. The reforestation projects we support are located in Florida and Appalachia. Through these initiatives, our goal of offsetting our carbon emissions is implemented by directly restoring our natural environment. In 2021, we planted 6,991 trees through this initiative.

To help foster and guide our sustainability efforts, we formed a Sustainability Leadership Group composed of seven cross-functional team members. The Committee’s goal is to further environmental awareness within the organization and to identify and implement initiatives to lessen our impact on the environment.

We support our residents’ access to reduced or non-carbon emitting activities and modes of transportation. Many of our residential communities are located within walking distance for our residents to utilize public transportation. Our communities also offer bicycle storage areas, open green spaces and access to walking and fitness trails.

Regulation

Governmental Regulations

Our properties are subject to various federal, state and local regulatory laws and requirements, including, but not limited to, the Americans with Disabilities Act of 1990, the Fair Housing Amendments Act of 1988, rent control, rent stabilization and other landlord/tenant laws, environmental regulations, zoning regulations, building codes and land use laws, and building, operation, occupancy and other permit and licensure requirements. Noncompliance with these or other laws could result in the imposition of governmental fines or the award of damages to private litigants. While we believe that we are currently in material compliance with these laws and regulatory requirements, the requirements may change or new requirements may be imposed that could require significant unanticipated expenditures by us. Additionally, local zoning and land use laws, environmental statutes and other governmental requirements may restrict, or negatively impact, our property operations, or renovation and reconstruction activities and such regulations may prevent us from taking advantage of economic opportunities. Future changes in federal, state or local tax regulations applicable to REITs, real property or income derived from our real estate could impact the financial performance, operations, and value of our properties and the Company.

Environmental Matters

Under various federal, state and local environmental laws, statutes, ordinances, rules and regulations, an owner, lessee or operator of real property may be liable for the costs of removal or remediation of certain hazardous or toxic substances at, on, in or under such property as well as certain other potential costs relating to hazardous or toxic substances. These liabilities may include government fines and penalties and damages for injuries to persons and adjacent property. Such laws often impose liability without regard to whether the owner, lessee or operator knew of, or was responsible for, the presence or disposal of such substances.  As a part of our standard due diligence process for acquisitions, we generally obtain environmental studies of the sites from outside environmental engineering firms. The purpose of these studies is to identify potential sources of contamination at the site and to assess the status of environmental regulatory compliance. These studies generally include historical reviews of the site, reviews of certain public records, preliminary investigations of the site and surrounding properties, inspection for the presence of asbestos, poly-chlorinated biphenyls (“PCBs”), and underground storage tanks and the preparation and issuance of written reports. Depending on the results of these studies, more invasive procedures, such as soil sampling or ground water analysis, may be performed to investigate potential sources of contamination. The environmental studies we received on properties that we have acquired have not revealed any material environmental liabilities. Should any potential environmental risks or conditions be discovered during our due diligence process, the potential costs of remediation will be assessed carefully and factored into the cost of acquisition, assuming the identified risks and factors are deemed to be manageable and within reason. We are not aware of any existing conditions that we believe would be considered a material environmental liability. Nevertheless, it is possible that the studies do not reveal all environmental risks or that there are material environmental liabilities of which we are not aware. Moreover, no assurance can be given concerning future laws, ordinances or regulations, or the potential introduction of hazardous or toxic substances by neighboring properties or residents

Qualification as a Real Estate Investment Trust

We elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, (the “Code”), commencing with our taxable year ended December 31, 2011. We recorded no income tax expense for the years ended December 31, 2021, 2020, and 2019.

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

The table below reconciles the differences between reported net income, total taxable income and estimated REIT taxable income for the three years ended December 31, 2021 (dollars in thousands):

	For the Years Ended December 31
	2021	2020	2019
Net income	$45,529	$14,877	$46,354
Add (deduct):
Depreciation and amortization differences	9,280	(1,092)	(5,329)
Gain/loss differences	(1,344)	6,003	19,447
Other book to tax differences:
Share-based compensation expense	(392)	1,050	(242)
Non Deductible Merger and integration costs	28,381	-	-
Other	12,974	3,944	1,874
Total taxable income	$94,428	$24,782	$62,104
Deductible capital gain distribution	(78,181)	(13,696)	(62,236)
Taxable income allocable to noncontrolling interest	(660)	(804)	(675)
Estimated REIT taxable income (loss) before dividends paid deduction	$15,587	$10,282	$(807)

For the year ended December 31, 2021, the tax classification of our dividends on common shares was as follows:

Record Date	Payment Date	Dividend Paid	Ordinary Income	Total Capital Gain Distribution	Unrecaptured Section 1250 Gain	Return of Capital	Section 199A
12/30/2020	1/22/2021	$0.1200	$—	$0.1200	$0.0190	$—	$—
4/2/2021	4/23/2021	0.1200	$—	0.1200	0.0190	—	—
7/2/2021	7/23/2021	0.1200	$—	0.1200	0.0190	—	—
10/1/2021	10/22/2021	0.1200	$—	0.1200	0.0190	—	—
12/15/2021	1/14/2022	0.0991	$—	0.0991	0.0157	—	—
12/30/2021	1/21/2022	0.0209	$—	0.0209	0.0033	—	—
		$0.6000	$—	$0.6000	$0.0950	$—	$—

For the year ended December 31, 2020, the tax classification of our dividends on common shares was as follows:

Record Date	Payment Date	Dividend Paid	Ordinary Income	Total Capital Gain Distribution	Unrecaptured Section 1250 Gain	Return of Capital	Section 199A
12/26/2019	1/24/2020	$0.1800	$0.0674	$0.0355	$0.0207	$0.0771	$0.0674
4/2/2020	4/24/2020	0.1800	0.0674	0.0355	0.0207	0.0771	0.0674
7/2/2020	7/24/2020	0.1200	0.0450	0.0237	0.0138	0.0514	0.0450
10/2/2020	10/23/2020	0.1200	0.0450	0.0237	0.0138	0.0514	0.0450
		$0.6000	$0.2248	$0.1184	$0.0690	$0.2570	$0.2248

The dividend paid on January 22, 2021 to holders of record on December 30, 2020 was treated as a 2021 distribution for tax purposes.

Insurance

Our multifamily properties are covered by all risk property insurance covering the replacement cost for each building and business interruption and rental loss insurance. On a case-by-case basis, based on an assessment of the likelihood of the risk, availability and cost of insurance, and in accordance with standard market practice, we obtain earthquake, windstorm, flood, terrorism and boiler and machinery insurance. We carry comprehensive liability insurance and umbrella policies for each of our properties at levels which we believe are prudent in light of our business activities and are in accordance with standard market practice. We seek certain extensions of coverage, valuation clauses, and deductibles in accordance with standard market practice and availability. Although we may carry insurance for potential losses associated with our multifamily properties, we may still incur losses due to uninsured risks, deductibles, co-payments or losses in excess of applicable insurance coverage and those losses may be material. In addition, we generally obtain title insurance policies when we acquire a property, with each policy covering an amount equal to the initial purchase price of each property. Accordingly, any of our title insurance policies may be in an amount less than the current value of the related property.

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

ITEM 1A.Risk Factors

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

• Our recently completed STAR Merger may present unexpected integration difficulties and liabilities that we failed to identify in our diligence.

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

• We face the risk of fluctuations in the cost, availability and quality of our materials and products, which could adversely affect our results of operations.

• Capital expenditure costs, and other costs of operating real estate assets, may be greater than anticipated which may adversely affect our results of operations.

• Increasing real estate taxes, utilities and insurance costs may negatively impact operating results.

• Substantial inflationary pressures could adversely affect our financial condition or results of operations.

• The loss of services of any of our senior officers or key employees and increased competition for personnel could adversely affect us and/or increase our labor costs.

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

• Bankruptcy or defaults of our counterparties could adversely affect our performance.

• If we sell properties by providing financing to purchasers, we will bear the risk of default by the purchaser.

Risks Associated with Debt Financing

• We plan to incur mortgage indebtedness and other borrowings and are not limited in the amount or percentage of indebtedness that we may incur, which may increase our business risk.

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

• We may be adversely affected by changes in LIBOR reporting practices, the method in which LIBOR is determined or the use of alternative reference rates.

Risks Related to Regulation and Compliance with Laws

• We are subject to significant regulations, which could adversely affect our results of operations.

• The costs of compliance with laws and regulations may adversely affect our net income and the cash available for any distributions.

• A change in the United States government policy with regard to Fannie Mae and Freddie Mac could impact our financial condition.

United States Federal Income Tax Risks

• Legislative or regulatory action could adversely affect the returns to our investors.

• Dividends paid by REITs do not qualify for the reduced tax rates provided under current law.

• The ability of our Board of Directors to revoke our REIT election without stockholder approval may cause adverse consequences to our stockholders.

• Failure to qualify as a REIT could have adverse consequences.

• We may take action to maintain our REIT status which could adversely affect our overall financial performance.

• Certain of our business activities are potentially subject to the prohibited transaction tax, which could reduce the return on any investment in our securities.

• The use of TRSs would increase our overall tax liability.

• If our operating partnership, IROP, is not treated as a partnership or disregarded entity for U.S. federal income tax purposes, its income may be subject to taxation.

• Distributions to tax-exempt investors may be classified as unrelated business taxable income, or UBTI, and tax-exempt investors would be required to pay tax on such income and to file income tax returns.

• Distributions to foreign investors may be treated as an ordinary income distribution to the extent that it is made out of current or accumulated earnings and profits.

• Foreign investors may be subject to FIRPTA tax upon the sale of their shares of our stock or upon a capital gain dividend.

• We may make distributions consisting of both stock and cash, in which case stockholders may be required to pay income taxes in excess of the cash distributions they receive.

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

• Our bylaws could limit stockholders' ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees and could discourage lawsuits against us and our directors, officers and employees.

DETAILED DISCUSSION OF RISK FACTORS

Risks Related to Our Business and Operations

The ongoing COVID-19 pandemic and measures intended to prevent its spread could have a material adverse effect on our business, results of operations, cash flows and financial condition.

The ongoing, COVID-19 pandemic has led governments and other authorities around the world, including in locations where we own properties and conduct operations, to impose measures intended to control its spread, including restrictions on freedom of movement and business operations such as travel bans, border closings, business closures, school closures, quarantines and shelter-in-place orders.

The impact of the COVID-19 pandemic and measures to prevent its spread could negatively impact our businesses in a number of ways, including our residents’ ability or willingness to pay rents. In some cases, we may waive fees or restructure residents’

rent obligations including in the form of deferred payment arrangements and may do so on terms less favorable to us than those currently in place.  Various state and local authorities have issued measures imposing restrictions on our ability to enforce tenants’ contractual rental obligations or more burdensome eviction processes to prevent the further spread of COVID-19 and to combat rising evictions resulting from financial hardships caused by the COVID-19 pandemic.  These orders make more onerous, or in some instances restrict our ability to enforce tenants’ contractual rental obligations through evictions.  Local authorities may expand or extend these measures.

Restrictions inhibiting our employees’ ability to meet with existing and potential residents has disrupted and could in the future further disrupt our ability to lease apartments which could adversely impact our rental rate and occupancy levels.  In addition, social distancing efforts and quarantine and isolation requirements related to the COVID-19 pandemic could reduce our ability to operate our properties as effectively and efficiently as we have in the past.

In response to infection rates related to the COVID-19 pandemic, most of our employees based at our headquarters are currently working remotely. The effects of an extended period of remote work could strain our business continuity plans, introduce operational risk, including but not limited to cybersecurity risks, and impair our ability to manage our business.

The potential negative impact on the health of our personnel, particularly if a significant number of them are impacted, could result in a deterioration in our ability to ensure business continuity during this disruption.

The COVID-19 pandemic has also caused, and is likely to continue to cause, severe economic, market and other disruptions worldwide. We cannot assure you that conditions will not deteriorate as a result of the pandemic. In addition, the deterioration of global economic conditions as a result of the pandemic may ultimately decrease the demand for multifamily communities within the markets in which we operate and may adversely impact occupancy levels and rental rates across our portfolio.

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

As of December 31, 2021, substantially all of our investments are concentrated in the multifamily apartment sector.  As a result, we are subject to risks inherent in investments in a single type of property. A downturn or slowdown in the demand for multifamily housing may have more pronounced effects on our results of operations or on the value of our assets than if we had diversified our investments into more than one asset class.

Our operations are concentrated in the Southeast region of the United States; we are subject to general economic conditions in the regions in which we operate.

Our portfolio of properties consists primarily of multifamily communities geographically concentrated in the Southeastern United States, including Atlanta, GA, Raleigh-Durham, NC, Louisville, KY, Memphis, TN, Columbus, OH, Tampa, FL, and Oklahoma City, OK.  Our performance could be adversely affected by economic conditions in, and other factors relating to, these geographic areas, including supply and demand for multifamily communities in these areas, zoning and other regulatory conditions and competition from other communities and alternative forms of housing. In particular our performance is disproportionately influenced by job growth and unemployment. To the extent the economic conditions, job growth and unemployment in any of these markets deteriorate or any of these areas experiences natural disasters, the value of our portfolio, our results of operations and our ability to make payments on our debt and to make distributions could be adversely affected.

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

•

any future downturn in the U.S. economy and the related reduction in spending, reduced home prices and high unemployment may result in resident defaults under leases, vacancies at our multifamily communities and concessions or reduced rental rates under new leases due to reduced demand;

•

the rate of household formation or population growth in our markets or a continued or exacerbated economic slow-down experienced by the local economies where our properties are located or by the real estate industry generally may result in changes in supply of, or demand for, multifamily units in our markets; and

•

the failure of the real estate market to attract the same level of capital investment in the future that it attracts at the time of our purchases, or a reduction in the number of companies seeking to acquire properties, may result in the value of our investments not appreciating or decreasing significantly below the amount we pay for these investments.

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

The success of our investments depends upon the occupancy levels, rental revenue and operating expenses of our multifamily communities.  Our revenues may be adversely affected by the general or local economic climate, local real estate considerations (such as oversupply of or reduced demand for multifamily units), the perception by prospective residents of the safety, convenience and attractiveness of the areas in which our multifamily communities are located (including the quality of local schools and other amenities) and increased operating costs (including real estate taxes and utilities).

Occupancy rates and rents at a community, including multifamily communities that are newly constructed or renovated and in the lease-up phase, may fail to meet our original expectations for a number of reasons, including changes in market and economic conditions beyond our control and the development by competitors of competing communities, and we may be unable to complete lease-up of a community on schedule, resulting in increased construction and financing costs and a decrease or delay in expected rental revenues.

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

The underlying value of our properties and our ability to make distributions to our stockholders will depend upon our ability to lease our available multifamily units and the ability of our residents to generate enough income to pay their rents in a timely manner.  Our residents’ inability to pay rents may be impacted by employment and other constraints on their personal finances, including debts, purchases and other factors.  Upon a resident default, we will attempt to remove the resident from the premises and re-lease the unit as promptly as possible.  Our ability and the time required to evict a resident, however, will depend on applicable law.  Substantially all of the leases for our properties are short-term leases (generally, one year or less in duration).  As a result, our rental income and our cash flow are impacted by declines in market conditions more quickly than if our leases were for longer terms.

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

Our recently completed STAR Merger exposes us to a variety of risks.

Through the STAR Merger, which closed on December 16, 2021, we more than doubled the number of multifamily communities and units that we own. Potential difficulties that IRT and STAR may encounter in the integration process include the following:

•	the inability to successfully combine the businesses of IRT and STAR in a manner that permits the combined company to achieve the synergies and cost savings anticipated to result from the STAR Merger, which would result in some anticipated benefits of the STAR Merger not being realized in the time frame currently anticipated or at all;

•	loss of revenue as a result of certain residents of either of IRT or STAR deciding not to do business with IRT;
•	the complexities associated with managing the combined company out of multiple locations and integrating personnel and systems from the two companies;
•	the additional complexities of combining two companies with different histories, markets and customer bases;
•	the failure to retain key employees of either of IRT or STAR; and
•	potential unknown liabilities and unforeseen increased expenses associated with the STAR Merger.

Risk of Inflation

Substantial inflationary pressures could have a negative effect on rental rates and property operating expenses. The general risk of inflation is that interest on our debt, general and administrative expenses and other expenses, including our costs of personnel, capital improvements and expenditures, increase at a rate faster than increases in our residential rental rates, which would adversely affect our financial condition or results of operations.

Monetary policy actions by the U.S. Federal Reserve could adversely impact our financial condition and our ability to make distributions to our stockholders.

During 2017–2018, the U.S. Federal Reserve gradually increased the target range for the federal funds rate. As of December 31, 2018, the federal funds rate was set at a range from 2.25% to 2.50%. From August 2019 through March 2020, the U.S. Federal Reserve initiated a series of rate cuts. As of December 31, 2020, the federal funds rate was set at a range from 0% to 0.25%. In December 2021, the U.S. Federal Reserve maintained its target range but indicated it would taper its bond purchases in early 2022. It is also expected that due to rising inflation in 2021, the U.S. Federal Reserve is likely to increase interest rates in 2022. Should the U.S. Federal Reserve raise the rate in the future, this will likely result in an increase in market interest rates, which may increase our interest expense under our variable-rate borrowings and the costs of refinancing existing indebtedness or obtaining new debt. In addition, increases in market interest rates may result in a decrease in the value of our real estate and a decrease in the market price of our common stock. Increases in market interest rates may also adversely affect the securities markets generally, which could reduce the market price of our common stock without regard to our operating performance. Any such unfavorable changes to our borrowing costs and stock price could significantly impact our ability to raise new debt and equity capital going forward.

We will face competition from third parties, including other multifamily properties, which may limit our profitability and the return on any investment in our securities.

The multifamily industry is highly competitive.  This competition may limit our ability to increase revenue and could reduce occupancy levels and revenues at our multifamily properties.  We compete with many other entities engaged in real estate investment activities, including individuals, corporations, bank and insurance company investment accounts, other REITs, real estate limited partnerships, and other entities engaged in real estate investment activities.  Many of these entities have significant financial and other resources, including operating experience, allowing them to compete effectively with us.  Competitors with substantially greater financial resources than us may be able to accept more risk than we can effectively manage.  In addition, those competitors that are not REITs may be at an advantage to the extent they can use working capital to finance projects, while we (and our competitors that are REITs) will be required by the annual distribution provisions under the Code to distribute significant amounts of cash from operations to our stockholders.  Competition may also result in overbuilding of multifamily properties, causing an increase in the number of multifamily units available which could potentially decrease our occupancy and multifamily rental rates.  We may also be required to expend substantial sums to attract new residents.  The resale value of the property could be diminished because the market value of a particular property will depend principally upon the net revenues generated by the property.  In addition, increases in operating costs due to inflation may not be offset by increased multifamily rental rates.  Further, costs associated with real estate investment, such as real estate taxes and maintenance costs, generally are not reduced when circumstances cause a reduction in income from the investment.  These events would cause a significant decrease in revenues and the trading price of our common stock, and could cause us to reduce the amount of distributions to our stockholders.

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

Our ability to achieve our investment objectives and to make distributions to our stockholders depends upon our ability to locate, obtain financing for and consummate the acquisition of multifamily properties that meet our investment criteria.  The current market for multifamily properties that meet our investment criteria is highly competitive.  We cannot be sure that we will be successful in obtaining suitable investments on financially attractive terms or at all.

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

Because we are organized and qualified as a REIT, we are generally not subject to federal income taxes, but we are subject to certain state and local taxes. From time to time, changes in state and local tax laws or regulations are enacted, which may result in an increase in our tax liability. A shortfall in tax revenues for states and local jurisdictions in which we own multifamily communities may lead to an increase in the frequency and size of such changes. If such changes occur, we may be required to pay additional state and local taxes. These increased tax costs could adversely affect our financial condition and the amount of cash available for distribution to our stockholders. In the normal course of business, we or our affiliates (including entities through which we own real estate) may also become subject to federal, state or local tax audits. If we (or such entities) become subject to federal, state or local tax audits, the ultimate result of such audits could have an adverse effect on our financial condition.

If we are not able to cost-effectively maximize the life of our properties, we may incur greater than anticipated capital expenditure costs, which may adversely affect our ability to make distributions to our stockholders.

As of December 31, 2021, the average age of our multifamily communities was approximately 16 years.  While the majority of our properties are newly-constructed or have undergone substantial renovations since they were constructed, older properties may carry certain risks including unanticipated repair costs, increased maintenance costs as older properties continue to age, and cost overruns due to the need for special materials and/or fixtures specific to older properties.  Although we take a proactive approach to property preservation, utilizing a preventative maintenance plan, and selective improvements that mitigate the cost impact of maintaining exterior building features and aging building components, if we are not able to cost-effectively maximize the life of our properties, we may incur greater than anticipated capital expenditure costs which may adversely affect our ability to make distributions to our stockholders.

We face the risk of fluctuations in the cost, availability and quality of our materials and products, which could adversely affect our results of operations.

The potential disruptions in the supply of materials or products or the inability of contractors to perform on a timely basis, or at all, could cause delays in completing ongoing or future value add and other capital improvements at our multifamily communities and development projects.

Our growth will depend upon future acquisitions of multifamily communities, and we may be unable to complete acquisitions on advantageous terms or acquisitions may not perform as we expect.

Our growth will depend upon future acquisitions of multifamily communities, which entails various risks, including risks that our investments may not perform as we expect.  Further, we will face competition for attractive investment opportunities from other real estate investors, including local real estate investors and developers, as well as other multifamily REITs, income-oriented non-traded REITs, and private real estate fund managers, and these competitors may have greater financial resources than us and a greater ability to borrow funds to acquire properties.  This competition may increase as investments in real estate become increasingly attractive relative to other forms of investment.  As a result of competition, we may be unable to acquire additional properties as we desire or the purchase price may be significantly elevated.  In addition, our acquisition activities pose the following risks to our ongoing operations:

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

The properties or businesses that we have acquired or may acquire may be subject to unknown or contingent liabilities for which we have limited or no recourse against the sellers.  Unknown liabilities might include liabilities for, among other things, cleanup or remediation of undisclosed environmental conditions, liabilities under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), claims of residents, vendors or other persons dealing with the entities prior to the acquisition of such property, tax liabilities, and accrued but unpaid liabilities whether incurred in the ordinary course of business or otherwise.  Because many liabilities, including tax liabilities, may not be identified within the applicable contractual indemnification period, we may have no recourse against any of the owners from whom we acquired such properties for these liabilities.  The existence of such liabilities could significantly adversely affect the value of the property subject to such liability.  As a result, if a liability was asserted against us based on ownership of any of such properties, then we might have to pay substantial sums to settle it, which could adversely affect our cash flows.

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

Fannie Mae and Freddie Mac are a major source of financing for the multifamily residential real estate sector.  Many multifamily companies depend heavily on Fannie Mae and Freddie Mac to finance growth by purchasing or guarantying multifamily loans and to refinance outstanding indebtedness as it matures.

If new U.S. government regulations (i) heighten Fannie Mae’s and Freddie Mac’s underwriting standards, (ii) adversely affect interest rates and (iii) continue to reduce the amount of capital they can make available to the multifamily sector, it could reduce or remove entirely a vital resource for multifamily financing.  Any potential reduction in loans, guarantees and credit-enhancement arrangements from Fannie Mae and Freddie Mac could jeopardize the effectiveness of the multifamily sector’s available financing and decrease the amount of available liquidity and credit that could be used to acquire and diversify our portfolio of multifamily assets, as well as dispose of our multifamily assets upon our liquidation, and our ability to refinance our existing mortgage obligations as they come due and obtain additional long-term financing for the acquisition of additional multifamily communities on favorable terms or at all.  In addition, the members of the current presidential administration have announced that restructuring and privatizing Fannie Mae and Freddie Mac is a priority of the current administration, and there is uncertainty regarding the impact of this action on us and buyers of our properties.

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

•	increased operating costs, including increased real property taxes, maintenance, insurance, utilities and labor costs;
•	weather conditions that may increase or decrease energy costs and other weather-related expenses;
•

civil unrest, acts of God, including earthquakes, floods, hurricanes and other natural disasters, which may result in uninsured losses, acts of war or terrorism, or other natural or human causes beyond our control, which may disrupt or interrupt our operations;

•	oversupply of multifamily housing or a reduction in demand for real estate in the markets in which our properties are located;
•	a favorable interest rate environment that may result in a significant number of potential residents of our multifamily communities deciding to purchase homes instead of renting;
•	changes in, or increased costs of compliance with, laws and/or governmental regulations, including those governing usage, zoning, the environment and taxes; and
•	rent control or stabilization laws, or other laws regulating rental housing, which could prevent us from raising rents to offset increases in operating costs.

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

Our properties may be subject to increases in tax rates, utility costs, operating expenses, insurance costs, repairs and maintenance, administrative and other expenses.  Real estate taxes, utilities costs and insurance premiums, in particular, are subject to significant increases and fluctuations, which can be widely outside of our control. A number of our markets had tax reassessments in 2021 and we expect this to continue in future years.  If our costs continue to rise, without being offset by a corresponding increase in rental rates, our results of operations could be negatively impacted, and our ability to pay our dividends and distributions and senior debt could be affected.

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

We have acquired and are developing, and may continue to acquire or develop, properties through joint ventures, and any investment that we may make in joint ventures could be adversely affected by our lack of sole decision-making authority regarding major decisions, our reliance on our joint venture partners’ financial condition and ability to perform their obligations, any disputes that may arise between us and our joint venture partners and our exposure to potential losses from the actions of our joint ventures.

We have entered into, and may continue to enter into, joint ventures with third parties to acquire or develop properties.  We may also purchase properties in partnerships, co-tenancies or other co-ownership arrangements.  Such investments may involve risks not otherwise present when we acquire or develop properties without third parties, including the following:

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

As of December 31, 2021, $826.5 million of our $2,705.3 million of total outstanding indebtedness bore interest at variable rates.  If interest rates were to increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed would remain the same, and our net income and cash flows would correspondingly decrease. In order to partially mitigate our exposure to increases in interest rates, we have entered into interest rate swaps and collars on $400.0 million of our variable rate debt, which involve the exchange of variable for fixed rate interest payments. Taking into account our current interest rate swap and collar agreements, a 100-basis point increase in interest rates would result in a $3.5 million increase in annual interest expense. See Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Interest Rate Risk and Sensitivity.” To the extent that we use derivative financial instruments to hedge our exposure to variable rate indebtedness, we may be exposed to credit, basis and legal enforceability risks.  Derivative financial instruments may include interest rate swap contracts, interest rate cap or floor contracts, futures or forward contracts, options or repurchase agreements.  In this context, credit risk is the failure of the counterparty to perform under the terms of the derivative contract.  If the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us.  Basis risk occurs when the index upon which the contract is based is more or less variable than the index upon which the hedged asset or liability is based, thereby making the hedge less effective.  Finally, legal enforceability risks encompass general contractual risks, including the risk that the counterparty will breach the terms of, or fail to perform its obligations under, the derivative contract.  Moreover, hedging strategies involve transaction and other costs.  If we are unable to manage these risks and costs effectively, our results of operations, financial condition and ability to make distributions may be adversely affected.

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

We expect that we will incur additional indebtedness in the future. Certain of our outstanding debt contains, and we may in the future acquire or finance properties with debt containing, limited or no principal amortization, which would require that the principal be repaid at the maturity of the loan in a so-called “balloon payment.” As of December 31, 2021, the financing arrangements of our outstanding indebtedness could require us to make lump-sum or “balloon” payments of approximately $2,553.0 million at maturity dates that range from 2022 to 2030.  At the maturity of these loans, assuming we do not have sufficient funds to repay the debt, we will need to refinance the debt.  If the credit environment is constrained at the time of our debt maturities, we would have a very difficult time refinancing debt.  In addition, for certain loans, we locked in our fixed-rate debt at a point in time when we were able to obtain favorable interest rate, principal payments and other terms.  When we refinance our debt, prevailing interest rates and other factors may result in us paying a greater amount of debt service, which will adversely affect our cash flow and our ability to make distributions to our stockholders.  If we are unable to refinance our debt on acceptable terms, we may be forced to choose from a number of unfavorable options, including agreeing to otherwise unfavorable financing terms on one or more of our unencumbered assets, selling one or more properties at disadvantageous terms, including unattractive prices, or defaulting on the mortgage and permitting the lender to foreclose.  Any one of these options could have a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our stockholders.

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

Our unsecured revolving credit facility and unsecured term loans currently bear interest at a spread above the London Interbank Offered Rate ("LIBOR").  As of December 31, 2021, we had $826.5 million of such unsecured debt and interest rate swaps and collars with an aggregate notional value of $400.0 million outstanding that were indexed to LIBOR. In addition, we had $223.0 of available liquidity under our unsecured revolving credit facility that would be indexed to LIBOR upon borrowing.  LIBOR has been the subject of regulatory guidance and proposals for reform. The Financial Conduct Authority (“FCA”) that regulates LIBOR intends to stop compelling banks to submit rates for the calculation of LIBOR at some point in the future. As a result, a committee formed by the Federal Reserve Board and the Federal Reserve Bank of New York identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative to LIBOR in financial contracts. We are not able to predict at this time when LIBOR will cease to be available or when there will be sufficient liquidity in the SOFR markets. The credit agreement governing our unsecured revolving credit facility and unsecured term loans (the “Unsecured Credit Agreement”) provides that on July 1, 2023 or potentially earlier, the benchmark for our LIBOR based debt will be determined using SOFR, unless SOFR is unavailable.  In connection with the transition to an alternate benchmark rate, our lenders retain the right to make certain changes to our LIBOR based debt including changes affecting technical, administrative or operational matters necessary for the implementation of the alternate rate of interest.  Uncertainty as to the extent and manner of future changes in the alternate rate of interest or changes related to the implementation of such alternate rate of interest may result in interest rates and/or payments that are higher than, lower than or that do not otherwise correlate over time with the interest rates and/or payments that would have been made on our obligations if LIBOR rate was available in its current form.  Further, the same costs and risks that may lead to the unavailability of U.S. dollar LIBOR may make one or more of the alternative methods impossible or impracticable to determine. Any of these proposals or consequences could have a material adverse effect on our financing costs, and consequently, on our financial condition, operating results and cash flows.

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

As a general matter, concern about indoor exposure to mold or other air contaminants has been increasing as such exposure has been alleged to have a variety of adverse effects on health.  As a result, there have been a number of lawsuits in our industry against owners and managers of multifamily communities relating to indoor air quality, moisture infiltration and resulting mold.  Some of our properties may contain microbial matter such as mold and mildew.  The terms of our property and general liability policies generally exclude certain mold-related claims.  Should an uninsured loss arise against us, we would be required to use our funds to resolve the issue, including litigation costs.  We can offer no assurance that liabilities resulting from indoor air quality, moisture infiltration and the presence of or exposure to mold will not have a future impact on our business, results of operations and financial condition.

Our costs associated with and the risk of failing to comply with the Americans with Disabilities Act may affect our net income.

We generally expect that our properties will be subject to the Americans with Disabilities Act of 1990, as amended (the “Disabilities Act”).  Under the Disabilities Act, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons.  The Disabilities Act has separate compliance requirements for “public accommodations” and “commercial facilities” that generally require that buildings and services be made accessible and available to people with disabilities.  The Disabilities Act does not, however, consider residential properties, such as multifamily properties, to be public accommodations or commercial facilities, except to the extent portions of such facilities, such as a leasing office, are open to the public.  The Disabilities Act’s requirements could require removal of access barriers and could result in the imposition of injunctive relief, monetary penalties or, in some cases, an award of damages.  We will attempt to acquire properties that comply with the Disabilities Act or place the burden on the seller or a third party to ensure compliance with such laws.  However, we cannot assure you that we will be able to acquire properties or allocate responsibilities in this manner.  If we cannot, costs in complying with these laws may adversely affect our results of operations financial condition and ability to make distributions to our stockholders.

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

The adoption of, or changes to, rent control, rent stabilization, eviction, tenants’ rights and similar laws and regulations in our markets could have an adverse effect on our results of operations and property values.

Various state and local governments have enacted and may continue to enact rent control, rent stabilization, or limitations, and similar laws and regulations that could limit our ability to raise rents or charge certain fees, including laws or court orders, either of which could have a retroactive effect. We have seen a recent increase in governments enacting or considering, or being urged to consider, such laws and regulations. Federal, state and local governments or courts also have made, and may make in the future, changes to laws related to allowable fees and rents, eviction and other tenants’ rights laws and regulations (including changes in response to the COVID-19 pandemic and other changes that apply retroactively) that could adversely impact our results of operations and the value of our properties. Laws and regulations regarding rent control, rent stabilization, eviction, tenants’ rights, and similar matters, as well as any lawsuits against us arising from such laws and regulations, may limit our ability to charge market rents, limit our ability to increase rents, evict delinquent tenants or change fees, or recover increases in our operating expenses, which could have an adverse effect on our results of operations and the value of our properties.

United States Federal Income Tax Risks

Legislative or regulatory action could adversely affect the returns to our investors.

Legislative, regulatory or administrative changes could be enacted or promulgated at any time, either prospectively or with retroactive effect, and may adversely affect us and/or our stockholders. We cannot predict if or when any new federal income tax law, regulation or administrative interpretation, or any amendment to any existing federal income tax law, regulation or administrative interpretation, will be adopted, promulgated or become effective or whether any such law, regulation or interpretation may take effect retroactively. We and our shareholders could be adversely affected by any such change in, or any new, federal income tax law, regulation or administrative interpretation.

We urge you to consult with your own tax advisor with respect to the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in shares of our common stock.

Dividends paid by REITs do not qualify for the reduced tax rates provided under current law.

Dividends paid by REITs are generally not eligible for the reduced 15% maximum tax rate for dividends paid to individuals (20% for those with taxable income above certain thresholds that are adjusted annually under current law).  The more favorable rates applicable to regular corporate dividends could cause stockholders who are individuals to perceive investments in REITs to be relatively less attractive than investments in the stock of non-REIT corporations that pay dividends to which more favorable rates apply, which could reduce the value of the stocks of REITs.  However, under the Tax Cuts and Jobs Act (the “TCJA”) regular dividends from REITs are treated as income from a pass-through entity and are eligible for a 20% deduction.  As a result, our regular dividends will be taxed at 80% of an individual’s marginal tax rate.  The current maximum rate for individuals is 37%, resulting in a maximum tax rate of 29.6% on our dividends.  Dividends from REITs as well as regular corporate dividends will also be subject to a 3.8% Medicare surtax for taxpayers with modified adjusted gross income above $200,000 (if single) or $250,000 (if married and filing jointly).

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

Our bylaws designate the Circuit Court for Baltimore City, Maryland as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders and provide that claims relating to causes of action under the Securities Act may only be brought in federal district courts, which could limit stockholders' ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees and could discourage lawsuits against us and our directors, officers and employees.

Our bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Circuit Court for Baltimore City, Maryland, or, if that court does not have jurisdiction, the United States District Court for the District of Maryland, Baltimore Division, will be the sole and exclusive forum for (a) any Internal Corporate Claim, as such term is defined in Section 1-101(p) of the Maryland General Corporation Law, or any successor provision thereof, (b) any derivative action or proceeding brough on our behalf, (c) any action asserting a claim of breach of any duty owed by any of our directors or officers or other employees to us or to our stockholders, (d) any action asserting a claim against us or any of our directors or officers or other employees arising pursuant to any provision of the Maryland General Corporation Law or our charter or bylaws, or (e) any other action asserting a claim against us or any of our directors or officers or other employees that is governed by the internal affairs doctrine.

General Risk Factors

If we are unable to retain or obtain key personnel, our ability to implement our investment strategies could be hindered, which could reduce our ability to make distributions and adversely affect the trading price of our common stock.

Our success depends to a significant degree upon the contributions of certain of our officers and our other personnel.  If any of our key personnel were to terminate their employment with us, our operating results could suffer.  Further, we do not have and do not intend to maintain key person life insurance that would provide us with proceeds in the event of death or disability of any of our key personnel.  Moreover, we believe our future success depends upon our ability to hire and retain experienced managerial, operational and marketing personnel.  Competition for such personnel is intense, and we cannot assure you that we will be successful in attracting and retaining such personnel or that we will not need incur additional expense to attract and retain such personnel.  If we lose or are unable to obtain the services of key personnel, our ability to implement our investment strategies could be delayed or hindered, and the trading price of our common stock may be adversely affected.

We may suffer losses that are not covered by insurance.

If we suffer losses that are not covered by insurance or that are in excess of our insurance coverage, we could lose invested capital and anticipated profits.  We maintain comprehensive insurance for our properties, including casualty, liability, accidental death or injury to persons, fire, extended coverage, terrorism, earthquakes, hurricanes and rental loss customarily obtained for similar properties in amounts which our advisor determines are sufficient to cover reasonably foreseeable losses, and with policy specifications and insured limits that we believe are adequate and appropriate under the circumstances.  Material losses may occur in excess of insurance proceeds with respect to any property, and there are types of losses, generally of a catastrophic nature, such as losses due to wars, pollution, environmental matters (such as snow or ice storms, windstorms, tornadoes, hurricanes, earthquakes, flooding or other severe weather) and mold, which are either uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments.  Moreover, we cannot predict whether all of the coverage that we currently maintain will be available to us in the future, or what the future costs or limitations on any coverage that is available to us will be.  We rely on third party insurance providers for our property, general liability and worker’s compensation insurance.  While there has yet to be any non-performance by these major insurance providers, should any of them experience liquidity issues or other financial distress, it could negatively impact us.  In addition, we annually assess our insurance needs based on the cost of coverage and other factors.  We may choose to self-insure a greater portion of this risks in the future or may choose to have higher deductibles or lesser policy terms.

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

We hold fee title to all of the multifamily properties in our portfolio (other than two properties under development and owned by unconsolidated joint ventures in which we hold interests). The following table presents an overview of our consolidated portfolio as of December 31, 2021.

Market	Property Count	Units (a)	Gross Cost	Accumulated Depreciation	Net Book Value	Period End Occupancy (b)	Average Occupancy (c)	Average Effective Rent per Occupied Unit
Asheville, NC	1	252	$29,069	$(4,390)	$24,679	97.2%	98.5%	$1,244
Atlanta, GA	13	5,180	1,047,607	(26,891)	1,020,716	95.4%	95.9%	1,422
Austin, TX	1	256	54,336	(58)	54,278	95.7%	95.7%	1,534
Birmingham, AL	2	1,074	230,944	(249)	230,695	93.4%	94.4%	1,356
Charleston, SC	2	518	80,749	(11,906)	68,843	95.3%	95.7%	1,375
Charlotte, NC	2	480	108,919	(7,042)	101,877	97.1%	97.1%	1,492
Chattanooga, TN	1	192	36,768	(37)	36,731	97.4%	97.5%	1,290
Chicago, IL	1	374	89,756	(93)	89,663	94.1%	94.2%	1,638
Cincinnati, OH	2	542	121,352	(127)	121,225	98.9%	97.4%	1,323
Columbus, OH	10	2,510	358,637	(19,400)	339,237	96.1%	96.1%	1,223
Dallas, TX	14	4,007	841,560	(16,819)	824,741	96.5%	97.0%	1,580
Denver, CO	9	2,292	601,123	(637)	600,486	95.4%	95.8%	1,526
Fort Wayne, IN	1	222	43,903	(49)	43,854	94.1%	95.9%	1,273
Greenville, SC	1	702	122,557	(137)	122,420	94.4%	95.3%	1,103
Houston, TX	7	1,932	319,930	(323)	319,607	95.8%	96.7%	1,315
Huntsville, AL	3	873	189,796	(4,685)	185,111	96.0%	96.4%	1,437
Indianapolis, IN	8	2,256	320,335	(11,553)	308,782	95.7%	96.2%	1,160
Lexington, KY	3	886	159,064	(168)	158,896	96.4%	96.4%	1,153
Louisville, KY	5	1,550	190,723	(36,587)	154,136	93.7%	92.7%	1,096
Memphis, TN	4	1,383	138,324	(27,676)	110,648	94.6%	94.5%	1,344
Myrtle Beach, SC - Wilmington, NC	3	628	66,152	(7,933)	58,219	97.0%	97.4%	1,164
Nashville, TN	4	1,412	337,656	(348)	337,308	95.8%	95.6%	1,429
Oklahoma City, OK	8	2,147	311,480	(9,184)	302,296	95.7%	96.3%	1,038
Orlando, FL	1	297	49,985	(7,478)	42,507	97.0%	96.7%	1,524
Raleigh - Durham, NC	6	1,690	251,364	(32,592)	218,772	95.3%	95.4%	1,302
San Antonio, TX	1	306	56,947	(60)	56,887	96.4%	96.9%	1,413
Tampa-St. Petersburg, FL	4	1,104	187,669	(16,946)	170,723	94.7%	95.6%	1,464
Terra Haute, IN	1	250	45,767	(50)	45,717	92.8%	94.6%	1,376
Norfolk, VA	1	183	53,863	(57)	53,806	96.2%	97.3%	1,707
TOTAL (e)	119	35,498	$6,446,335	$(243,475)	$6,202,860	95.6%	95.9%	$1,349

(a)	Units represent the total number of units available for rent at December 31, 2021.
(b)

Period end occupancy for each of our properties is calculated as (i) total units rented as of December 31, 2021 divided by (ii) total units available for rent as of December 31, 2021, expressed as a percentage.

(c)	Average occupancy represents the daily average occupancy of available units for the three-month period ended December 31, 2021.
(d)	Average effective monthly rent, per unit, represents the average monthly rent for all occupied units for the three-month period ended December 31, 2021.

(e)   Excludes assets classified as held for sale.

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

Market Information; Holders

Our common stock is listed and traded on the New York Stock Exchange (“NYSE”) under the symbol “IRT”. At the close of business on February 11, 2022, the closing price for our common stock on the NYSE was $24.05 per share and there were 9,726 holders of record, one of which is the holder for all beneficial owners who hold in street name.

Dividends

Our quarterly dividend rate is currently $0.12 per common share. Our Board of Directors reviews and declares the dividend rate quarterly. Actual dividends paid by us will be affected by a number of factors, including, but not limited to, the revenues received from our multifamily communities, our operating expenses, the interest expense incurred on borrowings and unanticipated capital expenditures. We expect to make future quarterly distributions to stockholders; however, future distributions will be at the discretion of our Board of Directors and will depend on our actual funds from operations, our financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Code (see "Business - Qualification as a Real Estate Investment Trust" above) and such other factors as our Board of Directors deems relevant.

 PERFORMANCE GRAPH

On August 13, 2013, our common stock commenced trading on the NYSE MKT. On July 31, 2017 we transferred the listing of our common stock to the NYSE from the NYSE MKT. The following graph compares the index of the cumulative total stockholder return on our common shares for the measurement period beginning December 30, 2016 and ending December 31, 2021 with the cumulative total returns of the National Association of Real Estate Investment Trusts (NAREIT) Equity REIT index and the Russell 3000 Index. The following graph assumes that each index was 100 on the initial day of the relevant measurement period and that all dividends were reinvested.

Unregistered Sales of Equity Securities

As of January 1, 2021, an aggregate of 674,515 IROP units were outstanding and held by unaffiliated third parties. As discussed above, holders of IROP units may tender their units to us for cash in an amount equal to the market price (based on a trailing average computation) of an equivalent number of shares of IRT common stock at the time we receive notice of the exchange.  We have the option, in lieu of paying cash, to settle the exchange for a number of shares of IRT common stock equal to the number of IROP units tendered for exchange.  On April 1, 2021, we issued 110,938 shares of common stock in exchange for an equal number of IROP units. On June 15, 2021, we issued 11,217 shares of common stock in exchange for an equal number of IROP units. In addition, on December 16, 2021, we issued 6,429,481 IROP units in the STAR Merger.  Our issuances of shares of common stock were exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended. As a result of the foregoing exchanges of IROP units and the issuance of IROP units in the STAR Merger, an aggregate of 6,981,841 IROP units held by unaffiliated third parties were outstanding at December 31, 2021 and at February 11, 2022.

Issuer Purchases of Equity Securities

None.

ITEM 6.	Reserved

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

• Short-term leases expose us to the effects of declining rents;

• Competition could limit our ability to lease our units or increase or maintain rental income;

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

• Substantial inflationary or deflationary pressures could adversely affect our financial condition or results of operations;

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

Through the STAR Merger, we acquired 68 apartment communities that contain 21,394 units and two apartment communities under development and that will contain upon completion an aggregate of 621 units. Through the STAR Merger, we acquired assets of $4.8 billion and assumed liabilities of $1.9 billion for total consideration of $2.9 billion. The net assets and results of operations of STAR are included in our consolidated financial statements from December 16, 2021 (the date we completed the STAR Merger) through December 31, 2021, the end of our fiscal year.

We incurred approximately $47.1 million in transaction costs related to the STAR Merger during the year ended December 31, 2021. These costs primarily consist of advisory fees, employee severance costs, and attorney fees. These costs are presented in a separate line item, “Merger and integration costs,” on the face of the condensed consolidated statements of operations.

An important part of our investment strategy is to strengthen our balance sheet and drive long-term growth and unlock value through portfolio enhancements.  Our value add initiative, which is comprised of renovations and upgrades at selected communities to drive increased rental rates, is a core component of this strategy. As discussed earlier, as of December 31, 2021, we had identified 7,851 units across 26 of our communities for renovations and upgrades as part of value add initiative. Since January 2018 and through December 31, 2021, we renovated and upgraded 4,672 of the 7,851 units while achieving a return on total investment of 18.0% (and approximately 20.2% on the interior portion of such renovation costs). We compute return on cost by measuring our cost against our rent premiums. We expect to complete the remaining value add projects at the selected communities during 2022 and 2023.

In addition to assets acquired in the STAR Merger, in 2021 we acquired two wholly-owned communities, totaling 594 units, and disposed of three communities, totaling 824 units. We also formed two unconsolidated joint ventures (in one of which we own 85% interest, and in the other we hold a 50% interest) that are developing communities that will contain, upon completion, 906 units.  These acquisitions, dispositions and joint venture investments represent the execution of our strategy to gain scale within desired submarkets, while exiting markets we lack scale. In 2022, subject to market conditions, we intend to continue to seek opportunities to gain scale within our existing markets through acquisitions of communities which fit within our investment strategy. We face competition for attractive investment opportunities from other real estate investors and, as a result, we may be unable to acquire additional properties on desirable terms, or at all.

See Item 1. Business for an additional discussion regarding developments in our business during 2021.

Results of Operations

The following discussion is based on our Consolidated Financial Statements for the years ended December 31, 2021 and 2020. Refer to Item 7, “Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2020 for a comparison of the year ended December 31, 2020 to the year ended December 31, 2019.

Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020

	SAME STORE PROPERTIES				NON SAME STORE PROPERTIES				CONSOLIDATED
	2021	2020	Increase (Decrease)	% Change	2021	2020	Increase (Decrease)	% Change	2021	2020	Increase (Decrease)	% Change
Period-end Property Data:
Number of properties	47	47			76	9	67	744.4%	123	56	67	119.6%
Number of units	12,838	12,838			23,993	2,829	21,164	748.1%	36,831	15,667	21,164	135.1%
Average occupancy	95.7%	93.4%	2.3%	2.5%	96.3%	94.4%	1.9%	2.0%	95.8%	93.6%	2.2%	2.4%
Average effective monthly rent, per unit	$1,209	$1,142	$67	5.9%	$1,140	$940	$200	21.2%	$1,245	$1,167	$78	6.7%
Revenue:
Rental and other property revenue	$191,525	$176,651	$14,874	8.4%	$57,967	$34,516	$23,451	67.9%	$249,492	$211,167	$38,325	18.1%
Expenses:
Property operating expenses	71,425	68,841	2,584	3.8%	21,827	14,137	7,690	54.4%	93,252	82,978	10,274	12.4%
Net Operating Income	$120,100	$107,810	$12,290	11.4%	$36,140	$20,379	$15,761	77.3%	$156,240	$128,189	$28,051	21.9%

Other Revenue:
Other revenue									$760	$739	$21	2.8%
Corporate and other expenses:
Property management expenses									9,539	8,494	1,045	12.3%
General and administrative expenses									18,610	15,095	3,515	23.3%
Depreciation and amortization expense									76,909	60,687	16,222	26.7%
Abandoned deal costs									-	130	(130)	-100.0%
Casualty related costs									359	711	(352)	-49.5%
Total corporate and other expenses									105,417	85,117	20,300	23.8%
Interest expense									(36,401)	(36,488)	87	-0.2%
Gain on sale (loss on impairment) of real estate assets, net									87,671	7,554	80,117	1060.6%
Loss on extinguishment of debt									(10,261)	-	(10,261)	-
Merger and integration costs									(47,063)	-	(47,063)	-
Net income (loss)									45,529	14,877	30,652	206.0%
Income allocated to noncontrolling interests									(940)	(109)	(831)	762.4%
Net income (loss) available to common shares									$44,589	$14,768	$29,821	201.9%

Revenue

Rental and other property revenue. Rental and other property revenue increased $38.3 million to $249.5 million for the year ended December 31, 2021 from $211.2 million for the year ended December 31, 2020. The increase was primarily attributable to a $23.4 million increase in our non same store portfolio driven by $15.6 million of revenue for the period December 16, 2021 through December 31, 2021 from properties acquired in the STAR Merger. Also contributing to the increase in rental and other property revenue was a $14.9 million increase in same store rental income driven by a 5.9% increase in average effective monthly rents and a 230-basis point increase in average occupancy compared to the prior year period.

Other revenue. Other revenue increased $0.1 million to $0.8 million for the year ended December 31, 2021 compared to $0.7 million for the year ended December 31, 2020.

Expenses

Property operating expenses. Property operating expenses increased $10.3 million to $93.3 million for the year ended December 31, 2021 from $83.0 million for the year ended December 31, 2020. The increase was primarily due to a $7.7 million increase in non same store real estate operating expenses driven by $6.0 million of operating expenses for the period December 16, 2021 through December 31, 2021 from properties acquired in the STAR Merger. Also contributing to the increase in property operating expenses was a $2.6 million increase in same store real estate operating expenses primarily due to an increase in repairs and maintenance, personnel, utilities, property insurance, and contract costs.

Property management expenses. Property management expenses increased $1.0 million to $9.5 million for the year ended December 31, 2021 from $8.5 million for the year ended December 31, 2020. This increase was primarily due to the STAR Merger, which contributed $0.7 million of property management expenses for the period from merger closing on December 16, 2021 through year-end.

General and administrative expenses. General and administrative expenses increased $3.5 million to $18.6 million for the year ended December 31, 2021 from $15.1 million for the year ended December 31, 2020. This increase was primarily due to a $2.7 million increase in incentive compensation expense due to company performance.

Depreciation and amortization expense. Depreciation and amortization expense increased $16.2 million to $76.9 million for the year ended December 31, 2021 from $60.7 million for the year ended December 31, 2020. The increase was attributable to a $3.9 million increase in depreciation expense from capital expenditures related to our value add initiative, a $9.5 million increase in depreciation and amortization expense related to the STAR Merger, and a $2.5 million increase in depreciation and amortization expense due to other property acquisitions in 2021.

Casualty losses. During the year ended December 31, 2021, we incurred $0.4 million in casualty losses due to winter storm damage at various properties where the carrying value of the damage exceeds our expected insurance proceeds due to policy deductibles. During the year ended December 31, 2020, we incurred $0.7 million in casualty losses due to fires at three of our properties where the carrying value of the damage exceeds our expected insurance proceeds due to policy deductibles.

Interest expense. Interest expense decreased $0.1 million to $36.4 million for the year ended December 31, 2021 from $36.5 million for the year ended December 31, 2020. The STAR Merger contributed $2.6 million to interest expense during the period from merger closing on December 16, 2021 through year-end. This increase was more than offset by lower average interest rates during 2021 compared to 2020.

Gain on sale (loss on impairment) of real estate assets, net. During the year ended December 31, 2021, three multi-family properties were sold resulting in gains of $87.7 million. During the year ended December 31, 2020, three multi-family properties were sold resulting in net gains of $7.6 million.

Loss on extinguishment of debt. During the year ended December 31, 2021, we incurred losses on extinguishment of debt totaling $10.3 million as a result of deleveraging efforts undertaken in contemplation of the STAR Merger.

Merger and integration costs. In connection with the STAR Merger, we incurred approximately $47.1 million of merger-related transaction costs during the year ended December 31, 2021. These costs primarily consist of advisory fees, employee severance costs, and attorney fees.

Non-GAAP Financial Measures

Funds from Operations and Core Funds from Operations

We believe that Funds from Operations (“FFO”) and Core FFO (“CFFO”), each of which is a non-GAAP financial measure, are additional appropriate measures of the operating performance of a REIT and us in particular. We compute FFO in accordance with the standards established by the National Association of Real Estate Investment Trusts (“NAREIT”), as net income or loss allocated to common shares (computed in accordance with GAAP), excluding real estate-related depreciation and amortization expense, gains or losses on sales of real estate and the cumulative effect of changes in accounting principles. While our calculation of FFO is in accordance with NAREIT’s definition, it may differ from the methodology for calculating FFO utilized by other REITs and, accordingly, may not be comparable to FFO computations of such other REITs.

We updated our definition of CFFO during the three months ended March 31, 2021 to the definition described below. All prior periods have been adjusted to conform to the current CFFO definition.

CFFO is a computation made by analysts and investors to measure a real estate company’s operating performance by removing the effect of items that do not reflect ongoing property operations, including depreciation and amortization of other items not included in FFO, and other non-cash or non-operating gains or losses related to items such as merger and integration costs, casualty losses, abandoned deal costs, loan discount amortization, loan premium accretion, and debt extinguishment costs from the determination of FFO.

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

 Set forth below is a reconciliation of net income to FFO and Core FFO for the years ended December 31, 2021, 2020 and 2019 (in thousands, except share and per share information):

	For the Year Ended December 31, 2021		For the Year Ended December 31, 2020		For the Year Ended December 31, 2019
	Amount	Per Share (1)	Amount	Per Share (1)	Amount	Per Share (1)
Funds From Operations:
Net income	$45,529	$0.41	$14,877	$0.16	$46,354	$0.51
Adjustments:
Real estate depreciation and amortization	76,487	0.70	60,352	0.64	52,482	0.58
Loss on impairment (gain on sale) of real estate assets, net, excluding debt extinguishment costs	(90,277)	(0.82)	(7,554)	(0.08)	(42,628)	(0.47)
Funds From Operations	$31,739	$0.29	$67,675	$0.72	$56,208	$0.62
Core Funds From Operations:
Funds From Operations	$31,739	$0.29	$67,675	$0.72	$56,208	$0.62
Adjustments:
Other depreciation and amortization	423	-	335	-	333	0.01
Abandoned deal costs	-	-	130	-	-	-
Casualty losses	359	-	711	0.01	-	-
Loan (premium accretion) discount amortization	(501)	-	-	-	-	-
Prepayment penalties on asset dispositions	2,607	0.02	-	-	7,417	0.08
Loss on extinguishment of debt	10,261	0.09	-	-	-	-
Merger and integration costs	47,063	0.44	-	-	-	-
Core Funds From Operations	$91,951	$0.84	$68,851	$0.73	$63,958	$0.71
(1)	Based on 109,418,810, 94,430,935, and 90,680,212 weighted average shares and units outstanding for the years ended December 31, 2021, 2020, and 2019, respectively.

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

We review our same store portfolio at the beginning of each calendar year.  Properties are added into the same store portfolio if they were owned at the beginning of the previous year. Properties that are held-for-sale or have been sold are excluded from the same store portfolio. The table below presents our same store results for the years ended December 31, 2021 and 2020 (in thousands).

	Twelve-Months Ended December 31 (a)
	2021	2020	% change
Revenue:
Rental and other property revenue	$191,525	$176,651	8.4%
Property Operating Expenses
Real estate taxes	22,327	22,780	-2.0%
Property insurance	4,240	3,869	9.6%
Personnel expenses	16,699	16,082	3.8%
Utilities	9,932	9,418	5.5%
Repairs and maintenance	6,956	5,995	16.0%
Contract services	7,336	7,011	4.6%
Advertising expenses	1,862	1,789	4.1%
Other expenses	2,073	1,897	9.3%
Total operating expenses	71,425	68,841	3.8%
Net operating income	$120,100	$107,810	11.4%
NOI Margin	62.7%	61.0%	1.7%
Average Occupancy	95.7%	93.4%	2.3%
Average effective monthly rent, per unit	$1,209	$1,142	5.9%
Reconciliation of Same-Store Net Operating Income to Net income
Same-store portfolio net operating income (a)	$120,100	$107,810
Non same-store net operating income	36,140	20,379
Other revenue	760	739
Property management expenses	(9,539)	(8,494)
General and administrative expenses	(18,610)	(15,095)
Depreciation and amortization	(76,909)	(60,687)
Abandoned deal costs	-	(130)
Casualty losses	(359)	(711)
Interest expense	(36,401)	(36,488)
Gain on sale (loss on impairment) of real estate assets, net	87,671	7,554
Loss on extinguishment of debt	(10,261)	-
Merger and integration costs	(47,063)	-
Net income	$45,529	$14,877
(a)	Same store portfolio for the years ended December 31, 2021 and 2020 includes 47 properties, which represent 12,838 units.

Combined Same Store Portfolio and STAR Same Store Portfolio

Through the STAR Merger, we acquired 68 apartment communities and 21,394 units, which more than doubled our property and unit count. In 2022, we will continue to follow the definition of same store described above but we will also begin presenting a Combined Same Store Portfolio. The Combined Same Store Portfolio represents the combination of the IRT same store portfolio, as described above, and the STAR Same Store Portfolio considered as a single portfolio. The STAR Same Store Portfolio represents the STAR portfolio that would be part of the same store portfolio had the STAR portfolio been owned by IRT since January 1, 2020 and assuming the actual purchase date for any properties owned by a STAR-related entity prior to STAR’s mergers with Steadfast Income REIT, Inc. and Steadfast Apartment REIT III, Inc., both of which occurred on March 6, 2020. Because these properties have only been owned by IRT since December 16, 2021, they are not included in the IRT same store portfolio. Results for periods prior to December 16, 2021 have been adjusted for consistency with IRT accounting policies and classifications. The below table provides the 2021 quarterly and annual property operating results for the 2022 Combined Same Store Portfolio (in thousands).

	For the Three-Months Ended (a)
	December 31,	September 30,	June 30,	March 31,	Total
	2021	2021	2021	2021	2021
Revenue:
Rental and other property revenue	$140,929	$138,795	$133,672	$129,699	$543,095
Property Operating Expenses:
Real estate taxes	16,714	16,397	19,168	18,393	70,672
Property insurance	3,056	3,223	2,761	2,707	11,747
Personnel expenses	12,410	12,274	11,939	11,645	48,268
Utilities	7,227	7,406	6,858	7,354	28,845
Repairs and maintenance	5,477	5,643	4,758	4,424	20,302
Contract services	4,756	4,909	4,749	4,390	18,804
Advertising expenses	1,346	1,359	1,335	1,282	5,322
Other expenses	1,542	1,525	1,567	1,637	6,271
Total property operating expenses	52,528	52,736	53,135	51,832	210,231
Combined same-store net operating income	$88,401	$86,059	$80,537	$77,867	$332,864
Combined same-store NOI margin	62.7%	62.0%	60.2%	60.0%	61.3%
Average occupancy	96.0%	96.5%	96.1%	95.2%	96.0%
Average effective monthly rent, per unit	$1,339	$1,298	$1,254	$1,237	$1,282
Combined Same-store net operating income	$88,401	$86,059	$80,537	$77,867	$332,864
Combined Non Same-Store net operating income	7,958	6,978	6,126	5,847	5,415
Pre-STAR Merger Combined Same-Store net operating income (b)	(46,508)	(55,609)	(51,675)	(49,741)	(182,039)
Other revenue	113	188	158	301	760
Property management expenses	(3,221)	(2,199)	(2,176)	(1,943)	(9,539)
General and administrative expenses	(4,442)	(3,985)	(4,241)	(5,942)	(18,610)
Depreciation and amortization expense	(26,210)	(17,384)	(16,763)	(16,552)	(76,909)
Casualty losses	—	—	—	(359)	(359)
Interest expense	(10,757)	(8,700)	(8,559)	(8,385)	(36,401)
Gain on sale (loss on impairment) of real estate assets, net	76,179	11,492	—	—	87,671
Loss on extinguishment of debt	(10,261)	—	—	—	(10,261)
Merger and integration costs	(41,787)	(5,276)	—	—	(47,063)
Net income as presented	$29,465	$11,564	$3,407	$1,093	$45,529
(a)	Combined Same Store Portfolio consists of 115 properties, which represent 34,454 units. This is the Combined Same Store Portfolio expected on a pro forma basis as of January 1, 2022.
(b)

Amounts presented represent the operating results for STAR properties prior to the STAR merger that have been included in Combined same store net operating income. Results for 2021 have been adjusted for consistency with IRT accounting policies to facilitate year-over-year comparison.

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

We intend to meet our liquidity requirements primarily through a combination of one or more of the following:

•	the use of our cash and cash equivalents of $36.0 million as of December 31, 2021;
•	existing and future unsecured financing, including advances under our unsecured credit facility, and financing secured directly or indirectly by properties in our portfolio;
•	cash generated from operating activities;
•	net cash proceeds from property sales, including sales undertaken as part of our capital recycling strategy; and
•	proceeds from the sales of our common stock and other equity securities, including common stock that may be sold under our ATM Program.

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

Cash Flows

As of December 31, 2021 and 2020, we maintained cash, cash equivalents, and restricted cash of approximately $65.7 million and $13.6 million, respectively. Our cash and cash equivalents were generated from the following activities (dollars in thousands):

	For the Years Ended December 31
	2021	2020	2019
Cash flow from operating activities	$52,257	$74,959	$75,001
Cash flow from investing activities	(216,124)	(124,540)	(106,396)
Cash flow from financing activities	215,923	48,763	29,783
Net change in cash and cash equivalents, and restricted cash	52,056	(818)	(1,612)
Cash and cash equivalents, and restricted cash, beginning of period	13,615	14,433	16,045
Cash and cash equivalents, and restricted cash, end of the period	$65,671	$13,615	$14,433

Our cash inflow from operating activities during the years ended December 31, 2021 was primarily driven by $99.4 million of cash flow from ongoing operations of our properties partially offset by $47.1 million of merger and integration costs. Our cash inflow from operating activities during the years ended December 31, 2020 and 2019 were primarily driven by ongoing operations of our properties.

Our cash inflow from investing activities during the year ended December 31, 2021 was primarily driven by $186.1 million of outflows related to the STAR Merger, $139.5 million of outflows related to two property acquisitions, $25.0 million of outflows related to our investment in two unconsolidated real estate entities, and capital expenditures of $43.0 million partially offset by $177.5 million of inflows from property dispositions. Our cash outflow from investing activities during the year ended December 31, 2020 was primarily driven by $145.3 million of outflows related to two property acquisitions and capital expenditures of $37.4 million. This was partially offset by cash inflows of $58.1 million related to three property dispositions. Our cash outflow from investing activities during the year ended December 31, 2019 was primarily driven by $128.9 million of outflows related to three property acquisitions and capital expenditures of $45.6 million. This was partially offset by cash inflows of $68.1 million related to four property dispositions.

Our cash inflow from financing activities during the year ended December 31, 2021 was primarily driven by $594.5 million of term loan and credit facility proceeds and $317.0 million of proceeds from sales of common stock partially offset by $312.9 million of mortgage repayments, $302.3 million of credit facility repayments, and $49.8 million of distributions on our common stock. Our cash inflow from financing activities during the year ended December 31, 2020 was primarily driven by $148.2 million of proceeds from common stock issuances and was partially offset by $56.1 million of distributions on our common stock and mortgage repayments of $39.8 million.  Our cash inflow from financing activities during the year ended December 31, 2019 was primarily driven by net borrowings under our unsecured credit facility and term loans totaling $80.6 million plus $21.0 million of proceeds from common stock issuances and was partially offset by $64.7 million of distributions on our common stock.

Capitalization

Equity

On July 27, 2021, we entered into an underwriting agreement with Barclays Capital Inc. and BMO Capital Markets Corp., as representatives of the several underwriters named therein (collectively, the “Underwriters”), BMO Capital Markets Corp., in its capacity as agent (in such capacity, the “Forward Seller”) for Bank of Montreal, as forward counterparty (the “Forward Counterparty”) related to the offering of an aggregate of 16.1 million shares of our common stock at a price to the Underwriters of $17.04 per share consisting of 16.1 million shares of common stock offered by the Forward Seller in connection with the forward sale agreements described below (inclusive of 2.1 million shares offered pursuant to the Underwriters’ option to purchase additional shares, which was exercised in full).

In connection with the offering, we also entered into two forward sale agreements. The first forward sale agreement (the “Initial Forward Sale Agreement”), dated July 27, 2021, with the Forward Seller and Forward Counterparty, and the second forward sale agreement (the “Additional Forward Sale Agreement”, together with the Initial Forward Sale Agreement, the “Forward Sale Agreements”), dated July 29, 2021, with the Forward Seller and the Forward Counterparty. In connection with the Forward Sale Agreements, the Forward Seller borrowed from third parties and sold to the Underwriters an aggregate of 16.1 million shares of our common stock that was sold in the offering. On December 14, 2021, in connection with the completion of the STAR Merger, the forward sale transactions were all physically settled and we issued 16.1 million shares of common stock and received $271.8 million in net proceeds. These proceed were used to delever the combined balance sheet.

On November 13, 2020, we entered into an equity distribution agreement pursuant to which we may from time to time offer and sell shares of our common stock having an aggregate offering price of up to $150 million (the “ATM Program”) in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended. Under the ATM Program, we may also enter into one or more forward sale transactions for the sale of shares of our common stock on a forward basis. During the fourth quarter of 2020 and the first half of 2021, we sold 2.9 million shares on a forward basis under the ATM program. On June 29, 2021, the forward sale transactions were all physically settled and we issued 2.9 million shares of common stock for a total of $41.7 million in net proceeds. On November 1, 2021, we entered into a forward sale transaction under the ATM Program for the forward sale of 1.0 million shares of our common stock that have not yet been settled. Subject to our right to elect net share settlement, we expect to physically settle the forward sale transaction by the maturity date (December 15, 2022) set forth in the forward sale transaction placement notice.  Assuming the forward sales transaction is physically settled in full utilizing the December 31, 2021 forward sale price of $23.78 per share, net of sales commissions, we expect to receive net proceeds of approximately $23.8 million, subject to adjustment in accordance with the forward sale transaction.

We evaluated the accounting for the forward sale transactions under FASB ASC Topic 480 “Distinguishing Liabilities from Equity” and FASB ASC Topic 815 “Derivatives and Hedging”.  As the forward sale transactions are considered indexed to our own equity and since they meet the equity classification conditions in ASC 815-40-25, the forward sale transactions have been classified as equity.

Debt

The following tables contain summary information concerning our indebtedness as of December 31, 2021:

Debt:	Outstanding Principal	Unamortized Debt Issuance Costs	Loan (Discount)/Premiums	Carrying Amount	Type	Weighted Average Rate	Weighted Average Maturity (in years)
Unsecured Revolver (1)	$277,003	$(2,894)	$-	$274,109	Floating	1.5%	4.1
Unsecured term loans	500,000	(2,049)	-	497,951	Floating	1.4%	3.2
Secured Credit Facilities (2)	635,128	(2,840)	32,330	664,618	Floating/Fixed	4.0%	6.9
Mortgages	1,238,612	(9,210)	39,256	1,268,658	Fixed	3.9%	6.1
Total Debt	$2,650,743	$(16,993)	$71,586	$2,705,336		3.2%	5.6

(1)	The unsecured credit facility total capacity is $500.0 million, of which $277.0 million was outstanding as of December 31, 2021.
(2)

The secured credit facilities include the PNC secured credit facility (“PNC MCFA”) and Newmark secured credit facility (“Newmark MCFA”) assumed in the STAR Merger, of which $76,248 and $558,880 was outstanding as of December 31, 2021, respectively.

	Original maturities on or before December 31,
Debt:	2022	2023	2024	2025	2026	Thereafter
Unsecured credit facility	$-	$-	$-	$-	$277,003	$-
Unsecured term loans	-	-	300,000	-	200,000	-
Secured Credit Facilities (1)	-	-	-	3,525	10,493	621,110
Mortgages	9,038	10,998	108,082	168,989	131,666	809,839
Total	$9,038	$10,998	$408,082	$172,514	$619,162	$1,430,949

As of December 31, 2021 we were in compliance with all financial covenants contained in our indebtedness.

PNC Secured Credit Facility

On December 16, 2021, in connection with the STAR Merger, we assumed the PNC MCFA, a fixed rate multifamily note and other loan documents for the benefit of PNC Bank. The PNC MCFA provided for a fixed rate loan in the aggregate principal amount of $79,170 that accrues interest at 2.82% per annum. As of December 31, 2021, the outstanding principal balance was $76,248.

Newmark Secured Credit Facility

On December 16, 2021, in connection with the STAR Merger, we assumed the Newmark MCFA, which includes four tranches: (1) a fixed rate loan in the aggregate principal amount of $331,001 that accrues interest at 4.43% per annum; (2) a fixed rate loan in the aggregate principal amount of $137,917 that accrues interest at 4.57% per annum; (3) a variable rate loan in the aggregate principal amount of $49,493 that accrues interest at the one-month LIBOR plus 1.70% per annum; and (4) a fixed rate loan in the aggregate principal amount of $40,468 that accrues interest at 3.34% per annum. The first three tranches have a maturity date of August 1, 2028, and the fourth tranche has a maturity date of March 1, 2030, unless in each case the maturity date is accelerated in accordance with the terms of the loan documents. Interest only payments are payable monthly through August 1, 2025 and April 1, 2027 on the first three tranches and fourth tranche, respectively, with interest and principal payments due monthly thereafter.

Unsecured Credit Facility and Revolving Line of Credit

On December 14, 2021, we entered into a Third Amended, Restated and Consolidated Credit Agreement (the "Third Restated Credit Agreement") which provides for a $1,000,000 unsecured credit facility (the “Facility”) that consists of a $500,000 revolving line of credit (the “Unsecured Revolver”), a $200,000 senior term loan, a $200,000 term loan and a $100,000 term loan, (together, the “Unsecured Term Loans”), primarily to (1) increase the borrowing capacity under the Unsecured Revolver from $350,000 to $500,000, (2) extend the maturity date of the Unsecured Revolver from May 9, 2023 to Jan 31, 2026 and (3) consolidate the Unsecured Term Loans into one combined agreement. We have the right to increase the aggregate amount of the Third Restated Credit Agreement from $1,000,000 to $1,500,000, subject to certain terms and conditions. We may prepay the Third Restated Credit Agreement, in whole or in part, at any time without prepayment fee or penalty. Borrowings under the Unsecured Revolver bear interest at a rate equal to either (i) the LIBOR rate plus a margin of 125 to 200 basis points, or (ii) a base rate plus a margin of 25 to 100 basis points and borrowings under the Unsecured Term Loans bear interest at a rate equal to either (i) the LIBOR rate plus a margin of 120 to 190 basis points, or (ii) a base rate plus a margin of 20 to 90 basis points.  The applicable margin will be determined based upon IROP’s consolidated leverage ratio. The Unsecured Revolver requires monthly payments of interest only, but requires mandatory prepayments under certain circumstances, as set forth in the Third Restated Credit Agreement.  At the time of closing, based on IROP’s consolidated leverage ratio, the applicable margin was 125 basis points for the Unsecured Revolver and was 120 basis points for the Unsecured Term Loans. We recognized the restructuring of the Third Restated Credit Agreement as a modification of debt and incurred deferred financing costs of $1,886 associated with the transaction.

In addition to certain negative covenants, the Third Restated Credit Agreement has financial covenants that require us to (i) maintain a consolidated leverage ratio below specified thresholds, (ii) maintain a minimum consolidated fixed charge coverage ratio, and (iii) maintain a minimum consolidated tangible net worth, (iv) and maintain secured and unsecured leverage ratios below specified thresholds. Additionally, the covenants (i) limit (a) the amount of distributions that IRT can make to a percentage of Funds from Operations (as such term is described in the debt agreement), (b) and the ratio of unencumbered asset adjusted net operating income to unsecured interest expense.

During November 2021 and December 2021, we drew down on our unsecured credit facility to extinguish nine property mortgages totaling $212,600,000. The property mortgage had a weighted-average rate of 3.8%.

On October 1, 2021, we drew down on our unsecured credit facility to extinguish a property mortgage totaling $19,400,000. The property mortgage had a weighted-average rate of 3.4%.

On July 1, 2021, we drew down on our unsecured credit facility to extinguish a property mortgage totaling $18,700,000. The property mortgage had a weighted-average rate of 3.4%.  On July 30, 2021, we drew down on our unsecured credit facility to extinguish a property mortgage totaling $16,000,000. The property mortgage had a weighted-average rate of 3.7%.

On March 1, 2021, we drew down on our unsecured credit facility to extinguish a property mortgage totaling $6,000,000. The property mortgage had a weighted-average rate of 5.7%.

On April 5, 2021, we drew down on our unsecured credit facility to extinguish a property mortgage and made partial paydowns on another mortgage totaling $13,700,000. The property mortgages had a weighted-average rate of 4.2%.

During the year ended December 31, 2021, in connection with three property dispositions, we extinguished property mortgages totaling $42,100,000.

In connections with mortgage debt prepaid during November and December 2021, we incurred losses on extinguishment of debt totaling $10,300,000.

 Contractual Obligations

The table below summarizes our contractual obligations as of December 31, 2021 (dollars in thousands):

	Payment due by Year
	2022	2023	2024	2025	2026	Thereafter	Total
Principal payments on outstanding debt obligations	$9,038	$10,998	$408,082	$172,514	$619,162	$1,430,949	$2,650,743
Interest payments on outstanding debt obligations (1)	19,872	21,831	116,312	179,272	143,628	1,430,949	1,911,864
Operating lease obligations	595	460	467	473	480	2,152	4,627
Total	$29,505	$33,289	$524,861	$352,259	$763,270	$2,864,050	$4,567,234

(1)	Our unsecured credit facility and term loans assume a 30-day LIBOR rate of 0.11% as of December 31, 2021.

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

Insurance

Our multifamily properties are covered by all risk property insurance covering the replacement cost for each building and business interruption and rental loss insurance. On a case-by-case basis, based on an assessment of the likelihood of the risk, availability and cost of insurance, and in accordance with standard market practice, we obtain earthquake, windstorm, flood, terrorism and boiler and machinery insurance. We carry comprehensive liability insurance and umbrella policies for each of our properties at levels which we believe are prudent in light of our business activities and are in accordance with standard market practice. We seek certain extensions of coverage, valuation clauses, and deductibles in accordance with standard market practice and availability. Although we may carry insurance for potential losses associated with our multifamily properties, we may still incur losses due to uninsured risks, deductibles, co-payments or losses in excess of applicable insurance coverage and those losses may be material. In addition, we generally obtain title insurance policies when we acquire a property, with each policy covering an amount equal to the initial purchase price of each property. Accordingly, any of our title insurance policies may be in an amount less than the current value of the related property.

Inflation

Our resident leases at our apartment communities allow, at the time of renewal, for adjustments in the rent payable thereunder, and thus may enable us to seek rent increases. Almost all leases are for one year or less. The short-term nature of these leases has generally served to reduce our risk to adverse effects of inflation. However, substantial inflationary pressures could have a negative effect on rental rates and property operating expenses. The general risk of inflation is that interest on our debt, general and administrative expenses and other expenses, including our costs of capital improvements and expenditures, increase at a rate faster than increases in our residential rental rates, which would adversely affect our financial condition or results of operations.

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

Business Combinations

For properties we acquire or transactions we entered into that are accounted for as business combinations, we apply the acquisition method of accounting under ASC 805, which requires the identification of the acquiror, the determination of the acquisition date, and the recognition and measurement, at fair value, of the assets acquired and liabilities assumed. To the extent that the fair value of net assets acquired differs from the fair value of consideration paid, ASC 805 requires the recognition of goodwill or a gain from a bargain purchase, if any.

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

Management reviews its long-lived assets on an ongoing basis and evaluates the recoverability of the carrying value when there is an indicator of impairment. An impairment charge is recorded when it is determined that the carrying value of the asset exceeds the fair value. The estimated cash flows used for the impairment analysis and the determination of estimated fair value are based on our plans for the respective assets (e.g., hold period) and our views of market and economic conditions. The estimates consider matters such as current and historical rental rates, occupancies for the respective and/or comparable properties, and recent sales data for comparable properties. Changes in estimated future cash flows due to changes in our plans or views of market and economic conditions could result in recognition of impairment losses, which, under the applicable accounting guidance, could be substantial.

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

As of December 31, 2021, our only interest rate sensitive assets or liabilities related to our principal amount of $2,650.7 million of outstanding indebtedness, of which $1,824.2 million was fixed rate and $826.5 million was floating rate, two float-to-fixed interest rate swaps with a total notional amount of $150.0 million, and five interest rate collars with a total notional amount of $250.0 million. As of December 31, 2020, our only interest rate sensitive assets or liabilities related to our principal amount of $949.9 million of outstanding indebtedness, of which $465.1 million was fixed rate and $484.8 million was floating rate, three float-to-fixed interest rate swaps with a total notional amount of $450.0 million, and two interest rate collars with a total notional amount of $250.0 million. We monitor interest rate risk routinely and seek to minimize the possibility that a change in interest rates would impact the interest incurred and our cash flows. To mitigate such risk, we may use interest rate derivative contracts.

As of December 31, 2021, and 2020, the fair value of our fixed-rate indebtedness was $1,903.2 million and $479.9 million, respectively. The fair value of our fixed rate indebtedness was estimated using a discounted cash flow analysis utilizing rates that we believe a market participant would expect to pay for debt of a similar type and remaining maturity as if the debt was originated at December 31, 2021 and 2020, respectively. As we expect to remain obligated on our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations.

As of December 31, 2021, our interest rate swaps and interest rate collars had a combined asset fair value of $2.5 million and a combined liability fair value of $11.9 million.  The fair values of our interest rate swaps and interest rate collars were estimated using a discounted cash flow analysis based on forward interest rate curves.

The following table summarizes our indebtedness, and the impact to interest expense for a 12-month period, and the change in the net fair value of our indebtedness assuming an instantaneous increase or decrease of 100 basis points in the LIBOR interest rate curve (dollars in thousands). The impact of the interest rate swaps and interest rate collars have been included in the table below:

	Liabilities Subject to Interest Rate Sensitivity (a)	100 Basis Point Increase	100 Basis Point Decrease
Interest expense from variable-rate indebtedness	$426,497	$3,481	$(403)
Fair value of fixed-rate indebtedness	1,903,210	(102,492)	109,398

(a)   Unpaid balance of variable-rate indebtedness as of December 31, 2021 is shown. Fair value of fixed-rate indebtedness as of December 31, 2021 is shown.

ITEM 8.	Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

OF INDEPENDENCE REALTY TRUST, INC.

(A Maryland Corporation)

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Independence Realty Trust, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Independence Realty Trust, Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes and financial statement schedule III (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 24, 2022 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Evaluation of the estimated hold period for real estate assets

As discussed in Note 4 to the consolidated financial statements, the Company had $6,218,880 thousand of investments in real estate, net as of December 31, 2021. The Company evaluates the recoverability of real estate assets whenever events or changes in circumstances indicate that the carrying amount of a real estate asset may not be recoverable. Such events or changes in circumstances include the Company’s plans for the respective assets (hold period), market and economic conditions, current and historical rental rates, occupancies for the respective and/or comparable properties, and recent sales data for comparable properties.

We identified the evaluation of the estimated hold period for real estate assets as a critical audit matter. There is a high degree of subjective and complex auditor judgement in evaluating the relevant events or changes in circumstances that impact the hold period that may indicate the carrying value of the asset may not be recoverable. In particular, changes in the judgments regarding the Company’s plans as it relates to the hold period for the assets could have a significant impact on the determination of the recoverability of the real estate assets.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s impairment process. This included controls related to evaluation of changes to the period the Company expects to hold its real estate assets. We inquired of Company officials and inspected documents including Board of Directors minutes, purchase and sale agreements, and plans for the real estate assets to evaluate the likelihood that a real estate asset would be sold prior to the estimated hold period.

Fair value of investments in real estate properties acquired in the Star Merger

As discussed in Note 3 to the consolidated financial statements, on December 16, 2021, the Company acquired Steadfast Apartment REIT, Inc. and Steadfast Apartment REIT Operating Partnership, L.P., (collectively, the STAR Merger) for $2,883,908 thousand and the transaction was accounted for as a business combination. In business combinations, the Company measures the identifiable assets acquired and liabilities assumed at fair value. The identifiable assets acquired in the business combination include investments in real estate properties, which are generally measured using a combination of income, market and cost approaches.

We identified the evaluation of the fair value of investments in real estate properties acquired in the STAR Merger as a critical audit matter. Specialized valuation skills and knowledge were required to evaluate the significant assumptions used in the determination of the fair value of these investments in real estate properties, specifically the rental and expense growth rate and capitalization rate assumptions.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s acquisition process. This included controls related to the determination of the significant assumptions used to estimate the fair value of investments in real estate properties. For investments in real estate properties acquired, we involved valuation professionals with specialized skills and knowledge who assisted in comparing the Company’s significant assumptions used in the determination of the fair value of investments in real estate properties to market leasing information and industry research publications.

/s/ KPMG LLP

We have served as the Company’s auditor since 2014.

Philadelphia, Pennsylvania
February 24, 2022

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Independence Realty Trust, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Independence Realty Trust, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes and financial statement schedule III (collectively, the consolidated financial statements), and our report dated February 24, 2022 expressed an unqualified opinion on those consolidated financial statements.

The Company acquired Steadfast Apartment REIT, Inc. during 2021, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021, Steadfast Apartment REIT, Inc.’s internal control over financial reporting associated with total assets of $4.7 billion and total revenues of $15.6 million included in the consolidated financial statements of the Company as of and for the year ended December 31, 2021. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Steadfast Apartment REIT, Inc.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ KPMG LLP

Philadelphia, Pennsylvania
February 24, 2022

Independence Realty Trust, Inc. and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands, except share and per share data)

	As of December 31, 2021	As of December 31, 2020
ASSETS:
Investments in real estate:
Investments in real estate, at cost	$6,462,355	$1,916,770
Accumulated depreciation	(243,475)	(208,618)
Investments in real estate, net	6,218,880	1,708,152
Real estate held for sale	61,560	—
Investment in real estate under development	41,777	—
Cash and cash equivalents	35,972	8,751
Restricted cash	29,699	4,864
Investments in unconsolidated real estate entities	24,999	—
Other assets	38,052	12,338
Derivative assets	2,488	—
Intangible assets, net of accumulated amortization of $4,779 and $0, respectively	53,269	792
Total Assets	$6,506,696	$1,734,897
LIABILITIES AND EQUITY:
Indebtedness, net	$2,705,336	$945,686
Accounts payable and accrued expenses	106,332	25,416
Accrued interest payable	7,175	1,976
Dividends payable	16,792	12,257
Derivative liabilities	11,896	29,842
Other liabilities	17,089	6,949
Total Liabilities	2,864,620	1,022,126
Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized, 0 and 0 shares issued and outstanding, respectively	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized, 220,753,735 and 101,803,762 shares issued and outstanding, including 269,622 and 339,468 unvested restricted common share awards, respectively	2,208	1,018
Additional paid-in capital	3,678,903	919,615
Accumulated other comprehensive income (loss)	(11,940)	(33,822)
Retained earnings (accumulated deficit)	(188,410)	(178,751)
Total stockholders’ equity	3,480,761	708,060
Noncontrolling interests	161,315	4,711
Total Equity	3,642,076	712,771
Total Liabilities and Equity	$6,506,696	$1,734,897

The accompanying notes are an integral part of these consolidated financial statements

Independence Realty Trust, Inc. and Subsidiaries

Consolidated Statements of Operations

(Dollars in thousands, except share and per share information)

	For the Years Ended December 31,
	2021	2020	2019
REVENUE:
Rental and other property revenue	$249,492	$211,167	$202,620
Other revenue	760	739	603
Total revenue	250,252	211,906	203,223
EXPENSES:
Property operating expenses	93,252	82,978	79,568
Property management expenses	9,539	8,494	7,726
General and administrative expenses	18,610	15,095	12,745
Depreciation and amortization expense	76,909	60,687	52,815
Abandoned deal costs	—	130	—
Casualty losses	359	711	—
Total expenses	198,669	168,095	152,854
Interest expense	(36,401)	(36,488)	(39,226)
Gain on sale (loss on impairment) of real estate assets, net	87,671	7,554	35,211
Loss on extinguishment of debt	(10,261)	—	—
Merger and integration costs	(47,063)	—	—
Net income:	45,529	14,877	46,354
Income allocated to noncontrolling interest	(940)	(109)	(458)
Net income allocable to common shares	$44,589	$14,768	$45,896
Earnings per share:
Basic	$0.41	$0.16	$0.51
Diluted	$0.41	$0.16	$0.51
Weighted-average shares:
Basic	108,552,185	93,660,086	89,799,238
Diluted	109,831,520	94,688,440	90,417,486

The accompanying notes are an integral part of these consolidated financial statements.

Independence Realty Trust, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(Dollars in thousands)

	For the Years Ended December 31,
	2021	2020	2019
Net income	$45,529	$14,877	$46,354
Other comprehensive income (loss):
Change in fair value of interest rate hedges	13,481	(16,472)	(15,571)
Realized gains (losses) on interest rate hedges reclassified to earnings	8,136	(5,352)	1,139
Total other comprehensive income (loss)	21,617	(21,824)	(14,432)
Comprehensive income (loss) before allocation to noncontrolling interests	67,146	(6,947)	31,922
Allocation to noncontrolling interests	(675)	(8)	(141)
Comprehensive income (loss)	$66,471	$(6,955)	$31,781

The accompanying notes are an integral part of these consolidated financial statements.

Independence Realty Trust, Inc. and Subsidiaries

Consolidated Statements of Changes in Equity

(Dollars in thousands, except share and per share data)

	Preferred Shares	Par Value Preferred Shares	Common Shares	Par Value Common Shares	Additional Paid In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2018	-	$-	89,184,443	$892	$742,429	$2,016	$(122,342)	$622,995	$7,050	$630,045
Net income	-	-	-	-	-	-	45,896	45,896	458	46,354
Common dividends declared ($0.72 per share)	-	-	-	-	-	-	(65,079)	(65,079)	-	(65,079)
Other comprehensive income	-	-	-	-	-	(14,115)	-	(14,115)	(317)	(14,432)
Stock compensation	-	-	209,215	1	3,165	-	-	3,166	-	3,166
Repurchase of shares related to equity award tax withholding	-	-	(49,928)	-	(642)	-	-	(642)	-	(642)
Conversion of noncontrolling interest to common shares	-	-	9,616	-	78	-	-	78	(78)	-
Issuance of common shares, net	-	-	1,717,291	18	20,962	-	-	20,980	-	20,980
Distribution to noncontrolling interest declared ($0.72 per unit)	-	-	-	-	-	-	-	-	(635)	(635)
Balance, December 31, 2019	-	$-	91,070,637	$911	$765,992	$(12,099)	$(141,525)	$613,279	$6,478	$619,757
Net income	-	-	-	-	-	-	14,768	14,768	109	14,877
Common dividends declared ($0.54 per share)	-	-	-	-	-	-	(51,994)	(51,994)	-	(51,994)
Other comprehensive income	-	-	-	-	-	(21,723)	-	(21,723)	(101)	(21,824)
Stock compensation	-	-	237,683	2	5,633	-	-	5,635	-	5,635
Repurchase of shares related to equity award tax withholding	-	-	(51,532)	(1)	(1,489)	-	-	(1,490)	-	(1,490)
Conversion of noncontrolling interest to common shares	-	-	196,974	1	1,371	-	-	1,372	(1,372)	-
Issuance of common shares, net	-	-	10,350,000	105	148,108	-	-	148,213	-	148,213
Distribution to noncontrolling interest declared ($0.54 per unit)	-	-	-	-	-	-	-	-	(403)	(403)
Balance, December 31, 2020	-	$-	101,803,762	$1,018	$919,615	$(33,822)	$(178,751)	$708,060	$4,711	$712,771
Net income	-	-	-	-	-	-	44,589	44,589	940	45,529
Common dividends declared ($0.48 per share)	-	-	-	-	-	-	(54,248)	(54,248)	-	(54,248)
Other comprehensive income	-	-	-	-	-	21,882	-	21,882	(265)	21,617
Stock compensation	-	-	327,375	3	7,343	-	-	7,346	-	7,346
Issuance of IROP Units related to acquisitions	-	-	-	-	-	-	-	-	157,200	157,200
Repurchase of shares related to equity award tax withholding	-	-	(159,191)	(2)	(2,925)	-	-	(2,927)	-	(2,927)
Conversion of noncontrolling interest to common shares	-	-	122,154	1	857	-	-	858	(858)	-
Issuance of common shares, net	-	-	118,659,635	1,188	2,754,013	-	-	2,755,201	-	2,755,201
Distribution to noncontrolling interest declared ($0.48 per unit)	-	-	-	-	-	-	-	-	(413)	(413)
Balance, December 31, 2021	-	$-	220,753,735	$2,208	$3,678,903	$(11,940)	$(188,410)	$3,480,761	$161,315	$3,642,076

The accompanying notes are an integral part of these consolidated financial statements.

Independence Realty Trust, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Dollars in thousands)

	For the Years Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net income	$45,529	$14,877	$46,354
Adjustments to reconcile net income to cash flow from operating activities:
Depreciation and amortization	76,909	60,687	52,815
Accretion of loan discounts and premiums, net	(501)	-	-
Amortization of deferred financing costs, net	1,640	1,448	1,423
Stock compensation expense	7,227	5,564	3,116
(Gain on sale) loss on impairment of real estate assets, net	(87,671)	(7,554)	(35,211)
Loss on extinguishment of debt	10,261	-	-
Amortization related to derivative instruments	1,274	1,200	690
Casualty losses	359	711	-
Changes in assets and liabilities:
Other assets	(523)	(2,428)	1,344
Accounts payable and accrued expenses	(3,633)	754	3,490
Accrued interest payable	2,085	(182)	1,542
Other liabilities	(699)	(118)	(562)
Net cash provided by operating activities	52,257	74,959	75,001
Cash flows from investing activities:
Acquisition of real estate properties	(139,516)	(145,278)	(128,908)
Acquisition of STAR, net of cash acquired	(186,122)	-	-
Investments in unconsolidated real estate entities	(24,999)	-	-
Disposition of real estate properties, net	177,486	58,137	68,137
Capital expenditures	(42,973)	(37,399)	(45,625)
Cash flow used in investing activities	(216,124)	(124,540)	(106,396)
Cash flows from financing activities:
Proceeds from issuance of common stock	317,024	148,213	20,981
Proceeds from unsecured credit facility and term loan	594,500	195,501	234,059
Credit facility repayments	(302,301)	(197,000)	(153,500)
Mortgage principal repayments	(312,877)	(39,785)	(4,284)
Payments for deferred financing costs	(14,889)	(50)	(1,446)
Distributions on common stock	(49,832)	(56,146)	(64,745)
Distributions to noncontrolling interests	(294)	(480)	(640)
Payment for debt extinguishment	(12,481)	-	-
Repurchase of shares related to equity award tax withholding	(2,927)	(1,490)	(642)
Net cash provided by financing activities	215,923	48,763	29,783
Net change in cash and cash equivalents, and restricted cash	52,056	(818)	(1,612)
Cash and cash equivalents, and restricted cash, beginning of period	13,615	14,433	16,045
Cash and cash equivalents, and restricted cash, end of the period	$65,671	$13,615	$14,433
Reconciliation of cash, cash equivalents, and restricted cash to the Consolidated Balance Sheet
Cash and cash equivalents	$35,972	$8,751	$9,888
Restricted cash	29,699	4,864	4,545
Total cash, cash equivalents, and restricted cash, end of period	$65,671	$13,615	$14,433
Supplemental cash flow information:
Cash paid for interest	$29,227	$34,105	$37,531
Supplemental disclosure of noncash investing and financing activities:
Decrease in noncontrolling interest from conversion of common limited partnership units to shares of common stock	$858	$1,372	$78
Distributions declared but not paid	$16,792	$12,257	$16,491
Assets acquired in STAR Merger	$4,770,698	$-	$-
Liabilities assumed in STAR Merger	$1,886,791	$-	$-
Value of common stock issued in STAR Merger	$2,438,177	$-	$-
Value of limited partnership units issued in STAR Merger	$157,200	$-	$-
Initial measurement of operating lease right of use assets	$672	$169	$2,812
Initial measurement of operating lease liabilities	$672	$169	$3,176
Capital expenditure accrual	$4,603	$413	$804

The accompanying notes are an integral part of these consolidated financial statements.

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of December 31, 2021

(Dollars in thousands, except share and per share data)

NOTE 1: Organization

Independence Realty Trust, Inc. (“IRT”), is a self-administered and self-managed Maryland real estate investment trust (“REIT”) which was formed on March 26, 2009.  Our primary purposes are to acquire, own, operate, improve and manage multifamily apartment communities in non-gateway markets. As of December 31, 2021, we owned and operated 123 (unaudited) multifamily apartment properties, totaling 36,831 (unaudited) units across non-gateway U.S. markets, including Atlanta, Columbus, Dallas, Denver, Houston, Indianapolis, Louisville, Memphis, Oklahoma City, and Raleigh. We own substantially all of our assets and conduct our operations through Independence Realty Operating Partnership, LP (“IROP”), of which we are the sole general partner.

   As used herein, the terms “we,” “our” and “us” refer to IRT and, as required by context, IROP and their subsidiaries.

On July 26, 2021, we, together with IROP, and IRSTAR Sub, LLC, a wholly-owned subsidiary of IRT (“IRT Merger Sub”),

entered into an agreement and plan of merger (the “Merger Agreement”) with Steadfast Apartment REIT, Inc. (“STAR”) and its operating partnership, Steadfast Apartment REIT Operating Partnership, L.P. (“STAR OP”).  Consummation of the mergers provided for in the Merger Agreement (which we refer to collectively as the “STAR Merger”) was subject to customary closing conditions, including, among others, receipt of IRT stockholder approval and STAR stockholder approval, which occurred on December 13, 2021. The STAR Merger closed on December 16, 2021. For further discussion, see Note 3: IRT and STAR Merger.

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

e. Restricted Cash

Restricted cash includes escrows of our funds held by lenders to fund certain expenditures or to be released at our discretion upon the occurrence of certain pre-specified events. As of December 31, 2021 and 2020, we had $29,699 and $4,864, respectively, of restricted cash.

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of December 31, 2021

(Dollars in thousands, except share and per share data)

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

Allocation of Purchase Price of Acquired Assets

In accordance with FASB ASC Topic 805 (“ASC 805”), the properties we acquire are generally accounted for as asset acquisitions. Under asset acquisition accounting, the costs to acquire real estate, including transaction costs related to the acquisition, are accumulated and then allocated to the individual assets and liabilities acquired based upon their relative fair value. Transaction costs and fees incurred related to the financing of an acquisition are capitalized and amortized over the life of the related financing.

We estimate the fair value of acquired tangible assets (consisting of land, building and improvements), identified intangible assets (consisting of in-place leases), and assumed debt at the date of acquisition, based on the evaluation of information and estimates available at that date.

The aggregate value of in-place leases is determined by evaluating various factors, including the terms of the leases that are in place and assumed lease-up periods.  During the year ended December 31, 2021 and 2020, we acquired in-place leases with a value of $58,806 and $1,013, respectively, related to our acquisitions that are discussed further in Note 3: IRT and STAR Merger and Note 4: Investments in Real Estate. The value assigned to these intangible assets is amortized over the assumed lease up period, typically six months.  For the years ended December 31, 2021, 2020 and 2019, we recorded $5,125, $631, and $1,599 of amortization expense for intangible assets, respectively. For the years ended December 31, 2021, 2020, and 2019, we wrote-off fully amortized intangible assets of $1,549, $1,171, and $1,846, respectively. Based on the intangible assets identified above, we expect to record amortization expense of intangible assets of $53,269 for 2022.

Business Combinations

For properties we acquire or transaction we entered into that are accounted for as business combinations, we apply the acquisition method of accounting under ASC 805, which requires the identification of the acquiror, the determination of the acquisition date, and the recognition and measurement, at fair value, of the assets acquired and liabilities assumed. To the extent that the fair value of net assets acquired differs from the fair value of consideration paid, ASC 805 requires the recognition of goodwill or a gain from a bargain purchase, if any.

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

Management reviews its long-lived assets on an ongoing basis and evaluates the recoverability of the carrying value when there is an indicator of impairment. An impairment charge is recorded when it is determined that the carrying value of the asset exceeds the fair value. The estimated cash flows used for the impairment analysis and the determination of estimated fair value are based on our plans for the respective assets (e.g., hold period) and our views of market and economic conditions. The estimates consider matters such as current and historical rental rates, occupancies for the respective and/or comparable properties, and recent sales data for comparable properties. Changes in estimated future cash flows due to changes in our plans or views of market and economic conditions could result in recognition of impairment losses, which, under the applicable accounting guidance, could be substantial.

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of December 31, 2021

(Dollars in thousands, except share and per share data)

Depreciation

Depreciation expense for real estate assets is computed using a straight-line method based on a life of 40 years for buildings and improvements and five to ten years for furniture, fixtures, and equipment. For the years ended December 31, 2021, 2020 and 2019, we recorded $70,578, $60,056 and $51,216 of depreciation expense, respectively. For the years ended December 31, 2021, 2020, and 2019, we wrote-off fully depreciated fixed assets of $4,607, $3,921, and $940, respectively.

Casualty Loss

Occasionally, we incur losses at our communities from wind storms, floods, fires and similar hazards. Sometimes, a portion of these losses are not fully covered by our insurance policies due to deductibles. In these cases, we estimate the carrying value of the damaged property and record a casualty loss for the difference between the estimated carrying value and the insurance proceeds. During the year ended December 31, 2021, 2020 and 2019, we incurred $359, $711, and $0 of casualty losses.

g. Investment in real estate under development

We capitalize direct and indirect project costs incurred during the development period such as construction, insurance, architectural, legal, interest costs, and real estate taxes. At such time as the development is considered substantially complete, the capitalization of certain indirect costs such as real estate taxes, interest costs, and all project-related costs in real estate under development are reclassified to investments in real estate.

As of December 31, 2021 and 2020, the carrying value of our investments in real estate under development totaled $41,777 and $0, respectively, and was recorded as a separate line item on the face of our consolidated balance sheet.

h. Investments in unconsolidated real estate entities

We invest in joint ventures in which we exercise significant influence but do not control the major decisions of the joint venture.

Therefore, we account for these investments using the equity method of accounting. Under the equity method of accounting, the investments are carried at cost plus our share of net earnings or losses. As of December 31, 2021, we had two joint ventures in Richmond, VA and Nashville, TN.  The carrying value of our investments in unconsolidated real estate entities totaled $24,999 as of December, 31, 2021 and was recorded as a separate line item on the face of our consolidated balance sheet. We recognized no income or losses from equity method investments during the years ended December 31, 2021 and 2020.

i. Revenue and Expenses

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

The table below presents our revenues disaggregated by revenue source.

	For the year ended December 31,
	2021	2020	2019
Rental revenue (1)	$240,829	$203,512	$195,120
Other property revenue (2)	8,663	7,655	7,500
Other revenue	760	739	603
Total revenue	$250,252	$211,906	$203,223

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of December 31, 2021

(Dollars in thousands, except share and per share data)

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

Our portfolio of properties consists primarily of apartment communities geographically concentrated in the Southeastern United States. North Carolina, Georgia, Texas, Florida, Tennessee, Ohio, and Kentucky comprised 17.02%, 10.52%, 10.34%, 10.08%, 9.72%, 9.29%, and 9.08%, respectively, of our rental revenue for the year ended December 31, 2021.

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

During the year ended December 31, 2021 and 2020, we recorded a $629 and $927 provision for bad debts to appropriately reflect management’s estimate for uncollectible accounts. The provision for bad debts was recorded as a reduction to rental and other property revenue in our consolidated statements of operations. The total adjustment to rental and other property income for the years ended December 31, 2021, 2020, and 2019 were $2,862, $1,842, and $1,142 respectively.

For the years ended December 31, 2021, 2020, and 2019, we recognized revenues of $88, $208, and $156, respectively, related to recoveries of lost rental revenue due to natural disasters and other insurable events from our insurance providers.

Advertising Expenses

For the years ended December 31, 2021, 2020 and 2019, we incurred $2,511, $2,338, and $2,350 of advertising expenses, respectively.

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

As of December 31, 2021

(Dollars in thousands, except share and per share data)

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

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of December 31, 2021

(Dollars in thousands, except share and per share data)

	As of December 31, 2021		As of December 31, 2020
Financial Instrument	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Cash and cash equivalents	$35,972	$35,972	$8,751	$8,751
Restricted cash	29,699	29,699	4,864	4,864
Derivative assets	2,488	2,488	-	-

Liabilities
Debt:
Unsecured Revolver	274,109	274,109	183,110	184,802
Unsecured Term loans	497,951	497,951	298,759	300,000
Secured credit facilities	664,618	668,352	-	-
Mortgages	1,268,658	1,282,495	463,817	479,929
Derivative liabilities	11,896	11,896	29,842	29,842

k. Deferred Financing Costs

Costs incurred in connection with debt financing are deferred and classified within indebtedness and charged to interest expense over the terms of the related debt agreements, under the effective interest method.

l. Income Taxes

We have elected to be taxed as a REIT. Accordingly, we recorded no income tax expense for the years ended December 31, 2021, 2020 and 2019.

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

For the year ended December 31, 2021, 100% of dividends were characterized as capital gain distributions and 0% were characterized as ordinary income.   For the year ended December 31, 2020, 20% of dividends were characterized as capital gain distributions, 37% were characterized as ordinary income and 43% were characterized as return of capital.  For the year ended December 31, 2019, 69% of dividends were characterized as capital gain distributions, 16% were characterized as ordinary income and 15% were characterized as return of capital.

m. Share-Based Compensation

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

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of December 31, 2021

(Dollars in thousands, except share and per share data)

n. Noncontrolling Interest

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

o. Derivative Instruments

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

In accordance with FASB ASC Topic 815, “Derivatives and Hedging”, we measure each derivative instrument (including any derivative instruments embedded in other contracts) at fair value and record such amounts in our consolidated balance sheet as either an asset or liability.  For derivatives designated as cash flow hedges, the changes in the fair value of the effective portions of the derivative are reported in other comprehensive income (loss) and changes in the ineffective portions of cash flow hedges, if any, are recognized in earnings.  For derivatives not designated as hedges, the changes in fair value of the derivative instrument are recognized in earnings.  Any derivatives that we designate in hedge relationships are done so at inception.  At inception, we determine whether or not the derivative is highly effective in offsetting changes in the designated interest rate risk associated with the identified indebtedness using regression analysis.  At each reporting period, we update our regression analysis and use the hypothetical derivative method to measure any ineffectiveness.

p. Leases

We apply FASB ASC Topic 842, “Leases”, which requires a lessee to recognize a right-of-use asset and a lease liability on the balance sheet at the lease commencement date for all leases, except those leases with terms of less than a year.  We lease corporate office space, equipment, and other operational items under leases with terms of up to 10 years and that may include extension options, but that do not include any residual value guarantees or restrictive covenants. All these leases are accounted for as operating leases. As of December 31, 2021, we had $2,919 of operating lease right-of-use assets and $3,255 of operating lease liabilities. As of December 31, 2020, we had $2,649 of operating lease right-of-use assets and $3,002 of operating lease liabilities. The operating lease right-of-use assets are presented within other assets and the operating lease liabilities are presented within other liabilities in our consolidated balance sheet. We recorded $706, $616, and $589, respectively, of total operating lease expense for years ended December 31, 2021, 2020, and 2019 which is recorded within property management expense and general and administrative expenses in our consolidated statements of operations.

q. Recent Accounting Pronouncements

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

As of December 31, 2021

(Dollars in thousands, except share and per share data)

consistent with past presentation. We will continue to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.

NOTE 3: IRT and STAR Merger

On December 16, 2021, the STAR Merger closed. In the STAR Merger, each share of common stock, par value $0.01 per share, of STAR issued and outstanding immediately prior to the STAR Merger was converted into 0.905 newly issued shares of IRT common stock, par value $0.01 per share, with cash paid in lieu of fractional shares. In addition, each then outstanding unit of limited partnership of STAR OP (other than units owned by STAR) was automatically converted into 0.905 common units of limited partnership of IROP (each such unit, an “IROP unit”). Following the STAR Merger, continuing IRT common stockholders and IROP unitholders, as a group, held approximately 53% of the issued and outstanding shares of common stock of the combined company and former STAR common stockholders and STAR OP unitholders, as a group, held approximately 47% (assuming, in each case, an exchange of each IROP unit for a share of IRT common stock). The STAR Merger was consummated in order to increase the scale and scope of our business, provide enhanced portfolio diversification and exposure to high growth markets, and to unlocked synergies.

Through the STAR Merger, we acquired 68 apartment communities that contain 21,394 units and two apartment communities that are under development and that will contain upon completion an aggregate of 621 units (unaudited). The consolidated net assets and results of operations of STAR are included in our consolidated financial statements from the closing date of December 16, 2021, going forward.

The following table summarizes the purchase price of STAR as of the date of the STAR Merger:

	Common Stock	OP Units	Amount
Shares of STAR common stock and STAR OP common units exchanged	110,188,893	7,104,399	117,293,292
Exchange ratio	0.905	0.905	0.905
Shares of IRT common stock and IRT OP common units issued	99,720,948	6,429,481	106,150,429
Closing stock price of IRT on December 15, 2021	$24.45	$24.45	$24.45
Fair value of IRT common stock and IRT OP common units issued to former holders of STAR common stock and STAR OP common units	$2,438,177	$157,200	$2,595,378
STAR indebtedness paid off in connection with the Mergers			288,530
Consideration transferred			$2,883,908
Fair value of STAR debt assumed by IRT			1,793,614
Total purchase price			$4,677,522

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of December 31, 2021

(Dollars in thousands, except share and per share data)

We accounted for the STAR Merger as a business combination under the acquisition method of accounting under ASC 805, which requires, among other things, the assets and liabilities assumed to be recognized at their fair values as of the acquisition date. Management engaged a third-party valuation specialist to assist with the fair value assessment of the investments in real estate, which included an allocation of the purchase price. Similar to management’s methods, the third party generally used income, market, and cost approaches to determine the fair value of the assets acquired. The third party used stabilized NOI and market specific capitalization and discount rates. Management reviewed the inputs used by the third party specialist as well as the allocation of the purchase price provided by the third party to ensure reasonableness and that the procedures were performed in accordance with management’s policy. The allocation of the purchase price is based on management’s assessment, which may differ as more information becomes available. Subsequent adjustments made to the purchase price allocation, if any, are made within the allocation period, which typically does not exceed one year. The following table shows the purchase price allocation of STAR’s identifiable assets and liabilities assumed as of the date of the STAR Merger:

Amount
Assets:
Real estate held for investment	$4,547,608
Real estate held for development	38,949
Cash and cash equivalents	69,179
Restricted cash	33,228
Other assets	23,596
Derivative assets	90
Intangible assets	58,048
Total assets	$4,770,698

Liabilities:
Indebtedness	$1,793,614
Accounts payable and accrued liabilities	79,099
Accrued interest payable	3,113
Other liabilities	10,965
Total liabilities	1,886,791
Net assets acquired	$2,883,907

For the period from December 16, 2021 through December 31, 2021, STAR contributed $15,589 of revenues and $18,388 of net loss to our results of operations, inclusive of certain merger and integration costs.

We incurred total merger and integration related expenses of $47,063 for the year ended December 31, 2021. These amounts were expensed as incurred, and are included in the consolidated statements of operations in the item titled “Merger and integration costs”, and primarily consist of advisory fees, employee severance costs, and attorney fees.

The following unaudited condensed pro forma operating information is presented as if the STAR Merger occurred in 2020 and had been included in operations as of January 1, 2020. This pro forma information does not purport to represent what the actual results of the Company would have been had the STAR Merger occurred on this date, nor does it purport to predict the results of operations for future periods.

	Unaudited Year Ended December 31,
	2021	2020
Revenue	$591,292	$540,516
Net income (loss) (a)	$103,932	$(44,899)
Net (income) loss attributable to noncontrolling interests	$(3,426)	$1,480
Net income (loss) attributable to common stockholders	$100,506	$(43,419)
Net income (loss) attributable to common stockholders per share - basic and diluted	$0.45	$(0.22)

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of December 31, 2021

(Dollars in thousands, except share and per share data)

(a)

Contemporaneously with the closing of the STAR Merger, we hired 485 employees, previously employed by STAR, to operate the properties acquired in the STAR Merger in addition to serving in corporate positions.

NOTE 4: Investments in Real Estate

As of December 31, 2021, our investments in real estate consisted of 123 apartment properties (unaudited). The table below summarizes real estate held for investment:

	2021	2020	Depreciable Lives (In years)
Land	$567,507	$251,365	-
Building	5,622,492	1,527,535	40
Furniture, fixtures and equipment	272,356	137,870	5-10
Total investments in real estate	$6,462,355	$1,916,770
Accumulated depreciation	(243,475)	(208,618)
Investments in real estate, net	$6,218,880	$1,708,152

As of December 31, 2021, we owned four properties that were classified as held for sale. The sale of these properties occurred during January and February of 2022. The table below summarizes our held for sale properties.

Property Name - Market	Net Carrying Value	Units (unaudited)	Sale Price
Riverchase - Indianapolis, IN	$17,713	216	$31,000
Heritage Park - Oklahoma City, OK	16,606	453	48,500
Raindance - Oklahoma City, OK	13,251	504	47,500
Haverford Place - Louisville, KY	13,990	160	31,050
Total	$61,560	1,333	$158,050

Acquisitions

The below table summarizes asset acquisitions for the year ended December 31, 2021:

Property Name	Date of Purchase	Market	Units (unaudited)	Purchase Price
Solis City Park	05/18/2021	Charlotte, NC	272	$66,544
Cyan Craig Ranch	06/08/2021	Dallas, TX	322	73,372
Total			594	$139,916

As discussed in Note 3: IRT And STAR Merger, we acquired 68 properties (unaudited) comprised of 21,394 units (unaudited) that were accounted for as a business combination.

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of December 31, 2021

(Dollars in thousands, except share and per share data)

The following table summarizes the aggregate fair value of the assets and liabilities associated with asset acquisition of properties during the year ended December 31, 2021, on the date of acquisition.

Description	Fair Value of Assets Acquired During the Year Ended December 31, 2021
Assets acquired:
Investments in real estate (a)	$139,336
Other assets	33
Intangible assets	757
Total assets acquired	$140,126
Liabilities assumed:
Accounts payable and accrued expenses	$795
Other liabilities	100
Total liabilities assumed	895
Estimated fair value of net assets acquired	$139,231

(a)	Includes $177 of property related acquisition costs capitalized during the year ended December 31, 2021.

The below table summarizes asset acquisitions for the year ended December 31, 2020:

Property Name	Date of Purchase	Market	Units (unaudited)	Purchase Price
Adley at Craig Ranch	02/11/2020	Dallas, TX	251	$51,204
Legacy at Jones Farm	12/01/2020	Huntsville, AL	421	94,027
Total			672	$145,231

Dispositions

The below table summarizes the dispositions for the year ended December 31, 2021:

Property Name	Date of Sale	Sale Price	Gain on sale (1)
King's Landing	07/28/2021	$40,100	$11,566
Crestmont	12/13/2021	48,500	33,067
Creekside	12/16/2021	91,000	43,104
Total		$179,600	$87,737

(1)	The gain for these properties is net of $2,312 of defeasance costs and debt prepayment costs.

The below table summarizes the dispositions for the year ended December 31, 2020:

Property Name	Date of Sale	Sale Price	Gain (impairment loss) on sale
Trails at Signal Mountain	10/27/2020	$20,000	$6,237
Live Oak Trace (1)	11/10/2020	25,400	(1,931)
Lakeshore on the Hill	11/23/2020	14,330	3,537
Total		$59,730	$7,843

(1)	Includes a $1,840 impairment charge recorded in the three months ended September 30, 2020.

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of December 31, 2021

(Dollars in thousands, except share and per share data)

The below table summarizes the dispositions for the year ended December 31, 2019:

Property Name	Date of Sale	Sale Price	Gain on sale (1)
Reserve at Eagle Ridge	04/30/2019	$42,000	$12,294
Little Rock, AR Portfolio	07/18/2019	56,500	2,220
Iron Rock	12/17/2019	56,000	20,683
Total		$154,500	$35,197

(1)	The gain for these properties is net of $7,417 of defeasance and debt prepayment costs.

NOTE 5: Indebtedness

The following tables contains summary information concerning our indebtedness as of December 31, 2021:

Debt:	Outstanding Principal	Unamortized Debt Issuance Costs	Loan (Discount)/Premiums	Carrying Amount	Type	Weighted Average Rate	Weighted Average Maturity (in years)
Unsecured Revolver (1)	$277,003	$(2,894)	$-	$274,109	Floating	1.5%	4.1
Unsecured term loans	500,000	(2,049)	-	497,951	Floating	1.4%	3.2
Secured Credit Facilities (2)	635,128	(2,840)	32,330	664,618	Floating/Fixed	4.0%	6.9
Mortgages	1,238,612	(9,210)	39,256	1,268,658	Fixed	3.9%	6.1
Total Debt	$2,650,743	$(16,993)	$71,586	$2,705,336		3.2%	5.6

(1)	The unsecured revolver total capacity is $500,000, of which $277,003 was outstanding as of December 31, 2021.
(2)

The secured credit facilities include the PNC secured credit facility (“PNC MCFA”) and Newmark secured credit facility (“Newmark MCFA”) assumed in the STAR Merger, of which $76,248 and $558,880 was outstanding as of December 31, 2021, respectively.

As of December 31, 2021 we were in compliance with all financial covenants contained in our indebtedness.

	Original maturities on or before December 31,
Debt:	2022	2023	2024	2025	2026	Thereafter
Unsecured credit facility	$-	$-	$-	$-	$277,003	$-
Unsecured term loans	-	-	300,000	-	200,000	-
Secured Credit Facilities (1)	-	-	-	3,525	10,493	621,110
Mortgages	9,038	10,998	108,082	168,989	131,666	809,839
Total	$9,038	$10,998	$408,082	$172,514	$619,162	$1,430,949

(1)	Includes the PNC MCFA and Newmark MCFA assumed in the STAR Merger.

The following tables contains summary information concerning our indebtedness as of December 31, 2020:

Debt:	Outstanding Principal	Unamortized Debt Issuance Costs	Carrying Amount	Type	Weighted Average Rate	Weighted Average Maturity (in years)
Unsecured credit facility (1)	$184,802	$(1,692)	$183,110	Floating	1.6%	2.4
Unsecured term loans	300,000	(1,241)	298,759	Floating	1.5%	3.3
Mortgages	465,092	(1,275)	463,817	Fixed	3.9%	3.2
Total Debt	$949,894	$(4,208)	$945,686		2.7%	3.1
(1)	The unsecured credit facility total capacity was $350,000, of which $184,802 was outstanding as of December 31, 2020.

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of December 31, 2021

(Dollars in thousands, except share and per share data)

Unsecured Credit Facility and Revolving Line of Credit

On December 14, 2021, we entered into a Third Amended, Restated and Consolidated Credit Agreement (the "Third Restated Credit Agreement") which provides for a $1,000,000 unsecured credit facility (the “Facility”) that consists of a $500,000 revolving line of credit (the “Unsecured Revolver”), a $200,000 senior term loan, a $200,000 term loan and a $100,000 term loan, (together, the “Unsecured Term Loans”), primarily to (1) increase the borrowing capacity under the Unsecured Revolver from $350,000 to $500,000, (2) extend the maturity date of the Unsecured Revolver from May 9, 2023 to January 31, 2026 and (3) consolidate the Unsecured Term Loans into one combined agreement. We have the right to increase the aggregate amount of the Third Restated Credit Agreement from $1,000,000 to $1,500,000, subject to certain terms and conditions. We may prepay the Third Restated Credit Agreement, in whole or in part, at any time without prepayment fee or penalty. Borrowings under the Unsecured Revolver bear interest at a rate equal to either (i) the LIBOR rate plus a margin of 125 to 200 basis points, or (ii) a base rate plus a margin of 25 to 100 basis points and borrowings under the Unsecured Term Loans bear interest at a rate equal to either (i) the LIBOR rate plus a margin of 120 to 190 basis points, or (ii) a base rate plus a margin of 20 to 90 basis points.  The applicable margin will be determined based upon IROP’s consolidated leverage ratio. The Unsecured Revolver requires monthly payments of interest only, but requires mandatory prepayments under certain circumstances, as set forth in the Third Restated Credit Agreement.  At the time of closing, based on IROP’s consolidated leverage ratio, the applicable margin was 125 basis points for the Unsecured Revolver and was 120 basis points for the Unsecured Term Loans. We recognized the restructuring of the Third Restated Credit Agreement as a modification of debt and incurred deferred financing costs of $1,886 associated with the transaction.

On May 18, 2021, we entered into a Second Amended and Restated Credit Agreement (the “Second Restated Credit Agreement”) which provided for a $550,000 unsecured credit facility that consisted of a $350,000 revolving line of credit and a new $200,000 senior term loan. We recognized the refinance of the revolving line of credit as a modification of debt. The senior term loan was accounted for as an issuance of new debt. We incurred upfront costs of $1,200 associated with this transaction. The Second Restated Credit Agreement was replaced by the Third Restated Credit Agreement.

On May 9, 2019, we entered into a new $350,000 unsecured credit facility that consists entirely of a revolving line of credit (the “Unsecured Credit Facility”), refinancing and terminating a previous unsecured credit facility. We recognized the refinance as a modification of our prior unsecured credit facility and incurred deferred financing costs of $1,129 associated with this transaction.  This unsecured credit facility was replaced by the Second Restated Credit Agreement.

In addition to certain negative covenants, the Third Restated Credit Agreement has financial covenants that require us to (i) maintain a consolidated leverage ratio below specified thresholds, (ii) maintain a minimum consolidated fixed charge coverage ratio, and (iii) maintain a minimum consolidated tangible net worth, (iv) and maintain secured and unsecured leverage ratios below specified thresholds. Additionally, the covenants (i) limit (a) the amount of distributions that IRT can make to a percentage of Funds from Operations (as such term is described in the debt agreement), (b) and the ratio of unencumbered asset adjusted net operating income to unsecured interest expense.

Term Loans

On December 14, 2021, we entered into the Third Restated Credit Agreement, discussed above, which consolidated the Unsecured Term Loans into the Third Restated Credit Agreement. There were no material changes to the terms of the Unsecured Term Loans, including aggregate amounts or maturity dates, in connection with their consolidation under the Third Restated Credit Agreement.

On October 30, 2018, we entered into an agreement for a one of the three Unsecured Term Loans, specifically the $200,000 unsecured term loan, which matures on January 17, 2024. We incurred upfront deferred costs of $821 associated with this term loan. The interest rate on this term loan is LIBOR plus a spread of 1.20% – 1.90% based on our consolidated leverage ratio. At closing, we drew $150,000 under the loan. The remaining $50,000 was drawn in February 2019. We applied proceeds of both draws to reduce outstanding borrowings under our Unsecured Credit Facility.

On November 20, 2017, we entered into an agreement for one of the three Unsecured Term Loans, specifically the $100,000 unsecured term loan, which matures on November 20, 2024. We incurred upfront deferred costs of $917 associated with this term loan. In November 2019, this loan was amended to reduce the interest spread. We incurred $257 of upfront deferred costs associated

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of December 31, 2021

(Dollars in thousands, except share and per share data)

with this amendment. The interest rate on this unsecured term loan is LIBOR plus a spread of 1.20% – 1.90% based on our consolidated leverage ratio.

   Secured Credit Facilities

          PNC Secured Credit Facility

         On December 16, 2021, in connection with the STAR Merger, we assumed the PNC MCFA, a fixed rate multifamily note and other loan documents for the benefit of PNC Bank. The PNC MCFA provided for a fixed rate loan in the aggregate principal amount of $79,170 that accrues interest at 2.82% per annum and has a maturity date of July 1, 2030. As of December 31, 2021, the outstanding principal balance was $76,248.

         Newmark Secured Credit Facility

          On December 16, 2021, in connection with the STAR Merger, we assumed the Newmark MCFA, which includes four tranches: (1) a fixed rate loan in the aggregate principal amount of $331,001 that accrues interest at 4.43% per annum; (2) a fixed rate loan in the aggregate principal amount of $137,917 that accrues interest at 4.57% per annum; (3) a variable rate loan in the aggregate principal amount of $49,493 that accrues interest at the one-month LIBOR plus 1.70% per annum; and (4) a fixed rate loan in the aggregate principal amount of $40,468 that accrues interest at 3.34% per annum. The first three tranches have a maturity date of August 1, 2028, and the fourth tranche has a maturity date of March 1, 2030, unless in each case the maturity date is accelerated in accordance with the terms of the loan documents. Interest only payments are payable monthly through August 1, 2025 and April 1, 2027 on the first three tranches and fourth tranche, respectively, with interest and principal payments due monthly thereafter.

Mortgages

The following tables summarizes the mortgage payoffs during the years ended December 31, 2021 and 2020.

Property	Date	Amount	Interest Rate
Millenia 700	7/9/2020	$32,117	4.07%
Crestmont	3/1/2021	5,975	5.70%
Brier Creek	4/5/2021	13,629	4.20%
Walnut Hill	7/1/2021	18,650	3.42%
Kings Landing	7/28/2021	19,618	3.96%
Lenox Place	7/30/2021	15,991	3.73%
Stonebridge Crossing	10/1/2021	19,370	3.41%
Aston	11/30/2021	24,141	3.40%
Runaway Bay	11/30/2021	8,542	3.59%
Avenues at Craig Ranch	11/30/2021	29,765	3.28%
Creekside Corners Apartments	12/16/2021	22,437	4.56%
Jamestown at St. Matthews	12/16/2021	22,098	3.59%
Oxmoor Apartments	12/16/2021	34,591	3.59%
Creekstone at RTP	12/17/2021	20,779	3.88%
Fountains Southend	12/17/2021	19,884	4.31%
Talison Row at Daniel Island	12/17/2021	30,334	4.06%
		$337,921	3.83%

	Amount	Weighted Average Interest Rate
Mortgage payoffs in 2020	$32,117	4.07%
Mortgage payoffs in 2021	305,804	3.81%
	$337,921	3.83%

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of December 31, 2021

(Dollars in thousands, except share and per share data)

In connections with mortgage debt prepaid during November and December 2021, we incurred losses on extinguishment of debt totaling $10,261.

NOTE 6: Derivative Financial Instruments

The following table summarizes the aggregate notional amount and estimated net fair value of our derivative instruments as of December 31, 2021 and 2020:

	As of December 31, 2021			As of December 31, 2020
	Notional	Fair Value of Assets	Fair Value of Liabilities	Notional	Fair Value of Assets	Fair Value of Liabilities
Cash flow hedges:
Interest rate swap	$150,000	$—	6,463	$150,000	$—	$694
Interest rate collars	250,000	—	5,433	250,000	—	13,331
Forward interest rate swaps	—	2,488	—	—	—	15,817
Total	$400,000	$2,488	11,896	$400,000	$—	$29,842

Interest rate swap

On May 9, 2019, we entered into a forward starting interest rate swap contract with a notional value of $150,000 and a strike rate of 2.176%. The interest rate swap became effective on June 17, 2021 and has a maturity date of June 17, 2026. We designated this forward interest rate swap as a cash flow hedge at inception and determined that the hedge is highly effective in offsetting interest rate fluctuations associated with the identified indebtedness.

On June 24, 2016, we entered into an interest rate swap contract with a notional value of $150,000, a strike rate of 1.145% which was subsequently reduced to 1.1325% and a maturity date of June 17, 2021.  We designated this interest rate swap as a cash flow hedge at inception and determined that the hedge is highly effective in offsetting interest rate fluctuations associated with the identified indebtedness.

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

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of December 31, 2021

(Dollars in thousands, except share and per share data)

For interest rate swaps and collars that are considered effective hedges, we reclassified realized gains (losses) of ($8,136), ($5,352) and $1,139 to earnings within interest expense for the years ended December 31, 2021, 2020 and 2019, respectively. For interest rate swaps that are considered effective hedges, losses of $7,700 are expected to be reclassified out of accumulated other comprehensive income (loss) to earnings over the next 12 months.

NOTE 7: Stockholder Equity and Noncontrolling Interest

Stockholder Equity

On July 27, 2021, we entered into an underwriting agreement with Barclays Capital Inc. and BMO Capital Markets Corp., as representatives of the several underwriters named therein (collectively, the “Underwriters”), BMO Capital Markets Corp., in its capacity as agent (in such capacity, the “Forward Seller”) for Bank of Montreal, as forward counterparty (the “Forward Counterparty”) related to the offering of an aggregate of 16,100,000 shares of our common stock at a price to the Underwriters of $17.04 per share consisting of 16,100,000 shares of common stock offered by the Forward Seller in connection with the forward sale agreements described below (inclusive of 2,100,000 shares offered pursuant to the Underwriters’ option to purchase additional shares, which was exercised in full).

In connection with the offering, we also entered into two forward sale agreements. The first forward sale agreement (the “Initial Forward Sale Agreement”), dated July 27, 2021, with the Forward Seller and Forward Counterparty, and the second forward sale agreement (the “Additional Forward Sale Agreement”, together with the Initial Forward Sale Agreement, the “Forward Sale Agreements”), dated July 29, 2021, with the Forward Seller and the Forward Counterparty. In connection with the Forward Sale Agreements, the Forward Seller borrowed from third parties and sold to the Underwriters an aggregate of 16,100,000 shares of our common stock that was sold in the offering. On December 14, 2021, the forward sale transactions were all physically settled and we issued 16,100,000 shares of common stock for a total of $271,820 in net proceeds.

On November 13, 2020, we entered into an equity distribution agreement pursuant to which we may from time to time offer and sell shares of our common stock having an aggregate offering price of up to $150,000 (the “ATM Program”) in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended. Under the ATM Program, we may also enter into one or more forward sale transactions for the sale of shares of our common stock on a forward basis. During the fourth quarter of 2020 and the first half of 2021, we sold 2,932,000 shares on a forward basis under the ATM program. On June 29, 2021, the forward sale transactions were all physically settled and we issued 2,932,000 shares of common stock for a total of $41,671 in net proceeds. On November 1, 2021, we entered into a forward sale transaction under the ATM Program for the forward sale of 1,000,000 shares of our common stock that have not yet been settled. Subject to our right to elect net share settlement, we expect to physically settle the forward sale transaction by the maturity date (December 15, 2022) set forth in the forward sale transaction placement notice.  Assuming the forward sales transaction is physically settled in full utilizing the December 31, 2021 forward sale price of $23.78 per share, net of sales commissions, we expect to receive net proceeds of approximately $23,780, subject to adjustment in accordance with the forward sale transaction.

We evaluated the accounting for the forward sale transactions under FASB ASC Topic 480 “Distinguishing Liabilities from Equity” and FASB ASC Topic 815 “Derivatives and Hedging”.  As the forward sale transactions are considered indexed to our own equity and since they meet the equity classification conditions in ASC 815-40-25, the forward sale transactions have been classified as equity.

We filed Articles of Amendment with the State Department of Assessments and Taxation of Maryland to increase the number of authorized shares of common stock, $0.01 par value, from 300,000,000 shares to 500,000,000 shares, effective July 27, 2021. The Articles of Amendment did not increase the number of authorized shares of preferred stock, $0.01 par value, which remains at 50,000,000.

On February 20, 2020, we entered into an underwriting agreement with KeyBanc Capital Markets Inc. and BMO Capital Markets Corp., as representatives of the several underwriters named therein (collectively, the “2020 Underwriters”), BMO Capital Markets Corp. (the “2020 Forward Seller”), and Bank of Montreal (the “2020 Forward Counterparty”) relating to the offering of an aggregate of 10,350,000 shares of our common stock at a price to the 2020 Underwriters of $14.688 per share, consisting of 10,350,000 shares of our common stock offered by the 2020 Forward Seller in connection with the forward sale agreements described below (including 1,350,000 shares of our common stock offered pursuant to the 2020 Underwriters’ option to purchase additional shares of our common stock, which was exercised in full). We completed the offering on February 24, 2020. We did not initially receive any proceeds from the sale of our common stock by the 2020 Forward Seller.

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of December 31, 2021

(Dollars in thousands, except share and per share data)

In connection with the offering, we also entered into two forward sale agreements, the first forward sale agreement (the “Initial Forward Sale Agreement”), dated February 20, 2020, with the 2020 Forward Seller and the 2020 Forward Counterparty, and the second forward sale agreement (the “Additional Forward Sale Agreement”, together with the Initial Forward Sale Agreement, the “2020 Forward Sale Agreements”), dated February 20, 2020, with the 2020 Forward Seller and the 2020 Forward Counterparty. In connection with the 2020 Forward Sale Agreements, the 2020 Forward Seller or its affiliate borrowed from third parties and sold to the 2020 Underwriters an aggregate of 10,350,000 shares of our common stock that was sold in the offering. On March 31, 2020, we physically settled $50,000 under the 2020 Forward Sale Agreements by issuing 3,406,000 shares of our common stock. On December 28, 2020, we settled $98,775 by issuing the remaining 6,944,000 shares of our common stock.

We evaluated the accounting for forward sale agreements under FASB ASC Topic 480 “Distinguishing Liabilities from Equity” and FASB ASC Topic 815 “Derivatives and Hedging”. As the Forward Sale Agreements are considered indexed to our own equity and since they meet the equity classification conditions in ASC 815, the Forward Sale Agreements have been classified as equity.

Our board of directors declared the following dividends in 2021:

Quarter	Declaration Date	Record Date	Payment Date	Dividend Declared Per Share
First quarter 2021	March 15, 2021	April 2, 2021	April 23, 2021	$0.12
Second quarter 2021	June 14, 2021	July 2, 2021	July 23, 2021	$0.12
Third quarter 2021	September 13, 2021	October 1, 2021	October 22, 2021	$0.12
Fourth quarter 2021	December 2, 2021	December 15, 2021	January 14, 2022	$0.10
Fourth quarter 2021	December 2, 2021	December 30, 2021	January 21, 2022	$0.02

Our board of directors declared the following dividends in 2020:

Quarter	Declaration Date	Record Date	Payment Date	Dividend Declared Per Share
First quarter 2020	March 16, 2020	April 2, 2020	April 24, 2020	$0.18
Second quarter 2020	June 15, 2020	July 2, 2020	July 24, 2020	$0.12
Third quarter 2020	September 15, 2020	October 2, 2020	October 23, 2020	$0.12
Fourth quarter 2020	December 14, 2020	December 30, 2020	January 22, 2021	$0.12

Noncontrolling Interest

During 2021, we issued 6,429,481 IROP units in connection with the STAR Merger. Also during 2021, holders of IROP units exchanged 122,154 units for 122,154 shares of our common stock. As of December 31, 2021, 6,981,841 IROP units held by unaffiliated third parties were outstanding.

During 2020, holders of IROP units exchanged 196,974 units for 196,974 shares of our common stock. As of December 31, 2020, 674,517 IROP units held by unaffiliated third parties were outstanding.

Our board of directors declared the following distributions on our operating partnership’s LP units during 2021:

Quarter	Declaration Date	Record Date	Payment Date	Dividend Declared Per Unit
First quarter 2021	March 15, 2021	April 2, 2021	April 23, 2021	$0.12
Second quarter 2021	June 14, 2021	July 2, 2021	July 23, 2021	$0.12
Third quarter 2021	September 13, 2021	October 1, 2021	October 22, 2021	$0.12
Fourth quarter 2021	December 2, 2021	December 15, 2021	January 14, 2022	$0.10
Fourth quarter 2021	December 2, 2021	December 30, 2021	January 21, 2022	$0.02

Our board of directors declared the following distributions on our operating partnership’s LP units during 2020:

Quarter	Declaration Date	Record Date	Payment Date	Dividend Declared Per Share
First quarter 2020	March 16, 2020	April 2, 2020	April 24, 2020	$0.18
Second quarter 2020	June 15, 2020	July 2, 2020	July 24, 2020	$0.12
Third quarter 2020	September 15, 2020	October 2, 2020	October 23, 2020	$0.12
Fourth quarter 2020	December 14, 2020	December 30, 2020	January 22, 2021	$0.12

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of December 31, 2021

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

Under the Incentive Plan, we have granted restricted shares, RSUs, SARs, and PSUs. For the years ended December 31, 2021, 2020 and 2019 we recognized $7,346, $5,635 and $3,166 of stock compensation expense, respectively. In 2020, our PSU and RSU award agreements were revised to provide for accelerated vesting upon retirement, as defined in the award agreements. Due to this revision, the stock compensation expense associated with any such award granted to a retirement eligible employee is recognized in full on the date of grant. During the year ended December 31, 2021 and 2020, $2,112 and $1,667 of stock compensation was recognized with respect to awards granted to retirement eligible employees.

The restricted shares and RSUs granted under the Incentive Plan generally vest over a two, three, or four year period. In addition, we have granted unrestricted shares to our directors.  These awards generally vested immediately. A summary of restricted common share award and RSU activity is presented below.

	2021		2020		2019
	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Balance, January 1,	406,849	$11.68	326,541	$9.54	303,819	$8.22
Granted	514,177	20.08	282,735	12.85	213,744	10.39
Vested	(475,426)	18.82	(164,026)	9.32	(174,367)	9.27
Forfeited	(40,612)	13.78	(38,401)	12.20	(16,655)	9.75
Balance, December 31, (1)	404,988	$13.75	406,849	$11.68	326,541	$9.54

(1)	The outstanding award balance above included 135,366, 67,381, and 0 RSUs as of December 31, 2021, 2020, and 2019, respectively.

Subsequent to December 31, 2021, 202,100 restricted stock awards and RSUs valued at a weighted-average price of $23.55, or $4,759 in the aggregate were awarded to employees.  These awards vest over a two or four-year period.

As of December 31, 2021, the unearned compensation cost relating to unvested restricted common share awards and RSUs was $2,284, which will be recognized over a weighted-average period of 1.8 years. The estimated fair value of restricted common share awards, and RSUs, vested during 2021, 2020, and 2019 was $7,208, $2,076, and $1,836, respectively.

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

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of December 31, 2021

(Dollars in thousands, except share and per share data)

	2021		2020		2019
	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Balance, January 1,	882,076	$8.21	717,677	$7.52	453,748	$7.04
Granted (1)	257,230	12.45	202,145	11.77	263,929	8.35
Change in awards based on performance (2)	145,911	7.04	75,488	7.12	—	0.00
Vested	(340,310)	7.04	(113,234)	7.12	—	0.00
Balance, December 31,	944,907	$9.32	882,076	$8.21	717,677	$7.52

(1)

PSUs granted reflects the number of awards assuming target performance. The actual number of awards earned is based on actual performance during the three-year performance period and ranges from 0%-150% of target.

(2)	Represents the change in the numbers of PSUs earned based on performance achievement for the performance period.

Our assumptions used in computing the fair value of the PSUs at the dates of their respective awards, using the Monte Carlo method, were as follows:

	For the year ended December 31,
	2021	2020	2019
Dividend yield	6.4%	6.1%	7.6%
Volatility (a)	33.0%	22.0%	21.0%
Expected term	2.8 years	2.8 years	2.8 years

(a)	This represents the volatility assumption used for IRT. The volatility assumptions used for our peer group and the NAREIT Mortgage Index ranged from 25% to 45%.

The Company estimates future expenses associated with PSUs outstanding at December 31, 2021 to be $2,181, which will be recognized over a weighted-average period of 2.4 years. The estimated fair value of PSUs vested during 2021, 2020, and 2019 was $4,750, $1,862, and $0.

Independence Realty Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of December 31, 2021

(Dollars in thousands, except share and per share data)

NOTE 9: Earnings (Loss) Per Share

The following table presents a reconciliation of basic and diluted earnings (loss) per share for the years ended December 31, 2021, 2020 and 2019:

	For the Years Ended December 31,
	2021	2020	2019
Net Income (loss)	$45,529	$14,877	$46,354
(Income) loss allocated to non-controlling interests	(940)	(109)	(458)
Net Income (loss) allocable to common shares	44,589	14,768	45,896
Weighted-average shares outstanding—Basic	108,552,185	93,660,086	89,799,238
Dilutive securities	1,279,336	1,028,354	618,248
Weighted-average shares outstanding—Diluted	109,831,520	94,688,440	90,417,486
Earnings per share—Basic	$0.41	$0.16	$0.51
Earnings per share—Diluted	$0.41	$0.16	$0.51

Certain IROP units and shares deliverable under the forward sale agreements totaling 8,005,013, 1,574,517, and 871,491 for the years ended December 31, 2021, 2020 and 2019, respectively, were excluded from the earnings per share computation because their effect would have been anti-dilutive.

NOTE 10: Quarterly Financial Data (Unaudited)

The following table summarizes our quarterly financial data which, in the opinion of management, reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of our results of operations:

	For the Three-Month Periods Ended
	March 31	June 30	September 30	December 31
2021
Total revenue	$55,112	$57,444	$60,780	$76,916
Net income (loss)	1,093	3,407	11,564	29,465
Net income (loss) allocable to common shares	1,086	3,386	11,502	28,615
Total earnings per share—Basic (1)	$0.01	$0.03	$0.11	$0.23
Total earnings per share—Diluted (1)	$0.01	$0.03	$0.11	$0.23
2020
Total revenue	$51,350	$52,268	$54,200	$54,088
Net income (loss)	(374)	799	1,092	13,360
Net income (loss) allocable to common shares	(372)	789	1,090	13,261
Total earnings per share—Basic (1)	$ 0.00	$0.01	$0.01	$0.14
Total earnings per share—Diluted (1)	$ 0.00	$0.01	$0.01	$0.14

(1)	The summation of quarterly per share amounts may not equal the full year amounts due to rounding.

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

As of December 31, 2021

(Dollars in thousands, except share and per share data)

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

Lease Obligations

We lease office space in Philadelphia, PA, Chicago, IL, and Irvine, CA.  As of December 31, 2021, the annual minimum rent due pursuant to these leases for each of the next five years and thereafter is estimated to be $595, $460, $467, $473, $480, and $2,152 respectively.

Independence Realty Trust

Schedule III - Real Estate and Accumulated Depreciation

As of December 31, 2021

(Dollars in thousands)

				Cost of		Gross Carrying		Accumulated
	Number of	Initial Cost		Improvements,		Amount		Depreciation-		Year(s) of
Market	Properties	Land	Building	Land	Building	Land	Building	Building	Encumbrances (a)	Acquisition
Asheville, NC	1	2,750	25,225	-	1,094	2,750	26,319	(4,390)		2015
Atlanta, GA	13	102,866	903,813	-	40,931	102,866	944,744	(26,893)	(b)	2015-2021
Austin, TX	1	3,857	48,719	-	1,760	3,857	50,479	(58)		2021
Birmingham, AL	2	10,682	213,996	-	6,266	10,682	220,262	(249)	(b)	2021
Charleston, SC	2	9,260	69,104	-	2,384	9,260	71,488	(11,906)		2015
Charlotte, NC	2	8,963	99,107	-	849	8,963	99,956	(7,042)		2015 - 2020
Chattanooga, TN	1	3,683	32,370	-	715	3,683	33,085	(37)	(b)	2021
Chicago, IL	1	5,587	82,485	-	1,683	5,587	84,168	(93)	(b)	2021
Cincinnati, KY	1	2,469	37,873	-	1,091	2,469	38,964	(44)		2021
Cincinnati, OH	1	4,470	74,064	-	1,384	4,470	75,448	(83)		2021
Columbus, OH	10	28,870	308,917	-	20,851	28,870	329,768	(19,399)	(b)	2014 - 2021
Dallas, TX	14	68,829	749,578	-	23,128	68,829	772,706	(16,819)	(b)	2015 - 2021
Denver, CO	9	45,373	537,301	-	18,448	45,373	555,749	(636)	(b)	2021
Fort Wayne, IN	1	2,590	39,542	-	1,771	2,590	41,313	(49)	(b)	2021
Greenville, SC	1	7,330	111,833	-	3,394	7,330	115,227	(137)		2021
Houston, TX	7	29,049	284,339	-	6,543	29,049	290,882	(324)	(b)	2021
Huntsville, AL	3	20,794	166,020	-	2,902	20,794	168,922	(4,685)		2015 - 2021
Indianapolis, IN	9	26,348	301,840	-	12,046	26,348	313,886	(13,732)	(b)	2012 - 2021
Lexington, KY	3	9,467	145,715	-	3,883	9,467	149,598	(168)		2021
Louisville, KY	6	32,012	143,443	-	31,315	32,012	174,758	(38,617)	(b)	2014 - 2017
Memphis, TN	4	10,730	124,023	-	19,592	10,730	143,615	(27,676)		2014 - 2015
Myrtle Beach, SC - Wilmington, NC	3	4,580	55,797	-	5,774	4,580	61,571	(7,934)	(b)	2017
Nashville, TN	4	30,769	297,625	-	9,264	30,769	306,889	(348)	(b)	2021
Norfolk, VA	1	2,808	50,093	-	960	2,808	51,053	(56)	(b)	2021
Oklahoma City, OK	10	24,834	303,053	-	19,935	24,834	322,988	(15,621)	(b)	2014 - 2021
Orlando, FL	1	5,500	41,752	-	2,733	5,500	44,485	(7,478)		2015
Raleigh - Durham, NC	6	34,409	199,323	-	17,630	34,409	216,953	(32,592)		2014 - 2019
San Antonio, TX	1	4,604	50,501	-	1,842	4,604	52,343	(60)		2021
Tampa-St. Petersburg, FL	4	33,352	133,015	-	20,049	34,629	153,064	(16,946)		2017 - 2019
Terra Haute, IN	1	2,519	41,648	-	1,601	2,519	43,249	(51)	(b)	2021
	123	$579,354	$5,672,114	$—	$281,818	$580,631	$5,953,932	$(254,123)

(a)	Encumbrances exclude the principal balance of $635,128 and associated deferred financing costs related to the secured credit facilities.
(b)	Properties with gross assets of $3,737,799 unsecured $1,238,612 of mortgage notes.

Investments in Real Estate	December 31, 2021 (1)	December 31, 2020	December 31, 2019

Balance, beginning of period	$1,916,770	$1,796,365	$1,745,640
Additions during period:
Acquisitions	4,686,943	145,340	127,908
Improvements to land and building	43,035	35,783	45,623
Deductions during period:
Dispositions of real estate	(106,916)	(56,797)	(121,865)
Asset write-offs	(5,269)	(3,921)	(941)
Balance, end of period:	$6,534,563	$1,916,770	$1,796,365

Accumulated Depreciation	December 31, 2021 (1)	December 31, 2020	December 31, 2019

Balance, beginning of period	$208,618	$158,435	$120,202
Depreciation expense	70,156	59,717	50,955
Dispositions of real estate	(19,382)	(5,613)	(11,781)
Asset write-off	(5,269)	(3,921)	(941)
Balance, end of period:	$254,123	$208,618	$158,435

(1)	Includes properties classified as held for sale as of December 31, 2021.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 Framework). Based on this assessment, management believes that, as of December 31, 2021, our internal control over financial reporting is effective.

Management conducted an assessment of the company’s internal control over financial reporting as of December 31, 2021 using the framework specified in Internal Control - Integrated Framework (2013 framework), published by the Committee of Sponsoring Organizations of the Treadway Commission. The scope of our assessment included all of our operations other than those that we acquired in the STAR Merger, which closed on December 16, 2021. In accordance with the SEC's published guidance, because we acquired these operations during our fiscal year, we excluded these operations from our assessment. Total assets as of December 31, 2021 and total revenues for the year ended December 31, 2021 related to the STAR operations were $4.8 billion and $17.1 million, respectively. SEC rules require that we complete our assessment of the internal controls over financial reporting of the STAR operations within one year after the date of the acquisition. Based on such assessment, management has concluded that the company’s internal control over financial reporting was effective as of December 31, 2021.

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

ITEM 9B.Other Information

None.

ITEM 9C.Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

The information required by this item will be set forth in our definitive proxy statement with respect to our 2022 annual meeting of stockholders, and is incorporated herein by reference.

ITEM 11.	Executive Compensation

The information required by this item will be set forth in our definitive proxy statement with respect to our 2022 annual meeting of stockholders, and is incorporated herein by reference.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be set forth in our definitive proxy statement with respect to our 2022 annual meeting of stockholders, and is incorporated herein by reference.

ITEM 13.	Certain Relationships and Related Transactions and Director Independence

The information required by this item will be set forth in our definitive proxy statement with respect to our 2022 annual meeting of stockholders, and is incorporated herein by reference.

ITEM 14.	Principal Accountant Fees and Services

The information required by this item will be set forth in our definitive proxy statement with respect to our 2022 annual meeting of stockholders, and is incorporated herein by reference.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

The following documents are filed as part of this report:

1.	Consolidated Financial Statements

Index to Consolidated Financial Statements

Independence Realty Trust, Inc.

Report of Independent Registered Public Accounting Firm (PCAOB ID 185).

Consolidated Balance Sheets as of December 31, 2021 and 2020.

Consolidated Statements of Operations for the years ended December 31, 2021, 2020 and 2019.

Consolidated Statements of Changes in Equity for the years ended December 31, 2021, 2020 and 2019.

Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020 and 2019.

Notes to Consolidated Financial Statements.

2.	Financial Statement Schedules

Schedule III: Real Estate and Accumulated Depreciation

All other schedules are not applicable.

3.	Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

EXHIBIT INDEX
Exhibit	Description

2.1

Agreement and Plan of Merger, dated as of July 26, 2021, by and among Independence Realty Trust, Inc. (“IRT”), Independence Realty Operating Partnership, LP (“IROP”), IRSTAR Sub, LLC, Steadfast Apartment REIT, Inc. and Steadfast Apartment REIT Operating Partnership, L.P., incorporated by reference to Exhibit 2.1 to IRT’s Current Report on Form 8-K filed on July 26, 2021.*

3.1.1	Articles of Restatement of IRT, dated as of August 20, 2013, incorporated by reference to Exhibit 3.1 to IRT’s Current Report on Form 8-K filed on August 20, 2013.

3.1.2	Articles of Amendment of IRT, dated as of July 26, 2021, incorporated by reference to Exhibit 3.1 to IRT’s Current Report on Form 8-K filed on July 30, 2021.

3.2	Amended and Restated Bylaws of IRT, dated as of July 26, 2021, incorporated by reference to Exhibit 3.2 to IRT’s Current Report on Form 8-K filed on July 26, 2021.

4.1.1

Fifth Amended and Restated Agreement of Limited Partnership of IROP, dated as of March 3, 2017, incorporated by reference to Exhibit 4.1.12 to IRT’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

4.1.2

Amendment No. 1 to the Fifth Amended and Restated Agreement of Limited Partnership of IROP, dated as of December 16, 2021, incorporated by reference to Exhibit 10.1 to IRT’s Current Report on Form 8-K filed on December 16, 2021.

4.2

Exchange Rights Agreement, dated as of August 28, 2014, by and among IRT, IROP, USA Walnut Hill 1, LLC, USA Walnut Hill 4, LLC, USA Walnut Hill 8, LLC, USA Walnut Hill 9, LLC and USA Walnut Hill 19, LLC, incorporated by reference to Exhibit 4.6 to IRT’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014.

4.3

Exchange Rights Agreement, dated as of December 30, 2014, by and among IRT, IROP and USA IRR2, LLC, incorporated by reference to Exhibit 4.1.9 to IRT’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

4.4

Exchange Rights Agreement, dated as of June 30, 2017, by and among IRT, IROP, Adam Kauffman, Brad Begelman, Mark Berman and Marc Esworthy, incorporated by reference to Exhibit 4.1.13 to IRT’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

4.5	Exchange Rights Agreement, dated as of September 3, 2021, by and among IRT, IROP, COPANS V V M, LLC and WELLINGTON V V M, LLC, filed herewith.

4.6	Exchange Rights Agreement, dated as of December 16, 2021, by and among IRT, IROP and STEADFAST REIT INVESTMENTS, LLC, filed herewith.

4.7	Description of IRT’s Securities, filed herewith.

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

10.2

IRT Long Term Incentive Plan Form of Stock Appreciation Rights Award Certificate adopted January 31, 2014, incorporated by reference to Exhibit 10.1 to IRT’s Current Report on Form 8-K filed on February 6, 2014.**

10.3	IRT 2016 Long Term Incentive Plan, as amended and restated as of May 12, 2016, incorporated by reference to Exhibit 10.1 to IRT’s Current Report on Form 8-K filed on May 17, 2016.**

EXHIBIT INDEX
10.4

Amendment No. 1 dated as of May 2, 2017, to the IRT Long Term Incentive Plan, incorporated by reference to Exhibit 10.9 to IRT’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (the “2017 Q1 10-Q”).**

10.5	Notice of Amendment of Outstanding Awards as of May 2, 2017, incorporated by reference to Exhibit 10.10 to the 2017 Q1 10-Q.**

10.6

Third Amended, Restated and Consolidated Credit Agreement (the “Credit Agreement”), dated as of December 14, 2021, by and among IROP, as borrower, IRT and the other guarantors party thereto, collectively, as guarantors, Citibank, N.A. (“Citibank”) and KeyBank National Association (“KeyBank”), as the issuing lenders and swing loan lenders, the other lending institutions party thereto, KeyBank, as administrative agent, Citibank and The Huntington National Bank (“HNB”) as Revolving Facility Co-Syndication Agents, Regions Bank (“Regions”) and Capital One, National Association (“Capital One”) as 2021 Term Loan Co-Syndication Agents, Bank of American, N.A. (“BofA”), Capital One, Citizens Bank, N.A. (“Citizens”), PNC Bank, National Association (“PNC Bank”), Regions, BMO Harris Bank, N.A., HNB and Truist Bank as Co-Documentation Agents, Citibank and KeyBanc Capital Markets (“KeyBanc Capital”) as Revolving Facility Joint Bookrunners, KeyBanc Capital, Citibank and HNB as Revolving Facility Joint Lead Arrangers and KeyBanc Capital, Capital One and Regions Capital Markets as 2021 Term Loan Join Lead Arrangers, Capital One and HNB as 2017 Term Loan Co-Syndication Agents, KeyBanc Capital, Capital One and HNB as 2017 Term Loan Joint Bookrunners, KeyBanc Capital, Capital One and HNB as 2017 Term Loan Joint Lead Arrangers, Citibank as 2018 Term Loan Syndication Agent, Citibank and KeyBanc Capital as 2018 Term Loan Joint Bookrunners, and Citibank and KeyBanc Capital as 2018 Term Loan Joint Lead Arrangers, incorporated by reference to Exhibit 10.1 to IRT’s Current report on Form 8-K filed on December 14, 2021.

10.7	Form of 2017 Performance Share Unit Award Grant Agreement adopted as of February 28, 2017, incorporated by reference to Exhibit 10.4 to the 2017 Q1 10-Q. **

10.8	Form of Restricted Stock Award Certificate for Eligible Officers adopted as of February 28, 2017, incorporated by reference to Exhibit 10.5 to the 2017 Q1 10-Q. **

10.9	Summary of Non-Employee Director Compensation, incorporated by reference to Exhibit 10.16 to IRT’s Annual Report on Form 10-K for the year ended December 31, 2019.**

10.10

Form of Cash Bonus Award Grant Agreement under the Independence Realty Trust, Inc. 2016 Long Term Incentive Plan, incorporated by reference to Exhibit 10.23 to IRT’s Annual Report on Form 10-K for the year ended December 31, 2018.**

10.11

Form of Performance Share Unit Award Grant Agreement under the Independence Realty Trust, Inc. 2016 Long Term Incentive Plan (for awards prior to 2020), incorporated by reference to Exhibit 10.24 to IRT’s Annual Report on Form 10-K for the year ended December 31, 2018.**

10.12

Form of Restricted Stock Award Certificate for Eligible Officers under the Independence Realty Trust, Inc. 2016 Long Term Incentive Plan, incorporated by reference to Exhibit 10.25 to IRT’s Annual Report on Form 10-K for the year ended December 31, 2018.**

10.13

Form of Indemnification Agreement for IRT directors and executive officers, together with the schedule required by Instruction 2 of Item 601 of Regulation S-K, listing the parties to substantially identical agreements, incorporated by reference to Exhibit 10.7 to IRT’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019.

10.14

Amendment No. 2 dated as of October 23, 2019, to the Independence Realty Trust, Inc. Long Term Incentive Plan (Amended and Restated as of May 12, 2016), incorporated by reference to Exhibit 10.1 to IRT’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019.**

10.15

Form of Independence Realty Trust, Inc. 2016 Long Term Incentive Plan Restricted Share Unit Grant Agreement (for 2020 and later awards), incorporated by reference to Exhibit 10.26 to IRT’s Annual Report on Form 10-K for the year ended December 31, 2019.**

EXHIBIT INDEX
10.16

Form of Independence Realty Trust, Inc. 2016 Long Term Incentive Plan Performance Share Unit Award Grant Agreement (for 2020 and later awards), incorporated by reference to Exhibit 10.27 to IRT’s Annual Report on Form 10-K for the year ended December 31, 2019.**

10.17	Employment Agreement, dated December 20, 2016, by and between IRT and Scott F. Schaeffer, incorporated by reference to Exhibit 10.4 to the 12/22/16 Form 8-K.**
10.18	Employment Agreement, dated December 20, 2016, by and between IRT and James J. Sebra, incorporated by reference to Exhibit 10.5 to the 12/22/16 Form 8-K. **

10.19	Employment Agreement, dated December 20, 2016, by and between IRT and Farrell M. Ender, incorporated by reference to Exhibit 10.6 to the 12/22/16 Form 8-K. **

10.20

Employment Agreement, dated March 1, 2020, by and between IRT and Jessica Norman, incorporated by reference to Exhibit 10.3 to IRT’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.**

10.21

Employment Agreement, dated March 1, 2020, by and between IRT and Jason R. Delozier, incorporated by reference to Exhibit 10.4 to IRT’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.**

10.22

Employment Agreement, dated September 1, 2020, by and among STAR REIT Services, LLC, Steadfast Apartment REIT, Inc., Steadfast Apartment REIT Operating Partnership, L.P., and Ella Neyland (the “Neyland Employment Agreement”), filed herewith.

10.23	Amendment No. 1 to the Neyland Employment Agreement, dated as of January 12, 2021, filed herewith.

10.24	Amendment No. 2 to the Neyland Employment Agreement, dated as of July 26, 2021, filed herewith.

10.25	Form of Executive Acknowledgement, incorporated by reference to Exhibit 10.1 to IRT’s Current Report on Form 8-K filed on July 26, 2021.**

21.1	Subsidiaries of IRT, filed herewith.

23.1	Consent of KPMG LLP, filed herewith.

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

99.1	Material U.S. Federal Income Tax Considerations filed herewith.

101

The following materials, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2021 and December 31, 2020, (ii) Consolidated Statements of Operations for the years ended December 31, 2021, 2020 and 2019. (iii) Consolidated Statements of Equity for the years ended December 31, 2021, 2020 and 2019, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020, and 2019, and (v) notes to the consolidated financial statements as of December 31, 2021, filed herewith.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

* Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. IRT agrees to furnish supplementary to the SEC a copy of any omitted schedule upon request by the SEC.

** Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.

ITEM 16.	Form 10-K Summary
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INDEPENDENCE REALTY TRUST, INC.
Date:	February 24, 2022	By:	/S/ SCOTT F. SCHAEFFER
Scott F. Schaeffer
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/S/ SCOTT F. SCHAEFFER	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 24, 2022
Scott F. Schaeffer

/S/ JAMES J. SEBRA	Chief Financial Officer and Treasurer (Principal Financial Officer)	February 24, 2022
James J. Sebra

/S/ JASON R. DELOZIER	Chief Accounting Officer	February 24, 2022
Jason R. Delozier	(Principal Accounting Officer)

/S/ ELLA S. NEYLAND	Chief Operating Officer	February 24, 2022
Ella S. Neyland	Director

/S/ STEPHEN BOWIE	Director	February 24, 2022
Stephen Bowie
	Director	February 24, 2022
/S/ NED W. BRINES
Ned W. Brines
	Director	February 24, 2022
/S/ ANA MARIE dEL RIO
Ana Marie del Rio
	Director	February 24, 2022
/s/ Richard D. Gebert
Richard D. Gebert

/S/ MELINDA H. McCLURE	Director	February 24, 2022
Melinda H. McClure

/S/ THOMAS H. PURCELL	Director	February 24, 2022
Thomas H. Purcell

/S/ DEFOREST B. SOARIES, JR.	Director	February 24, 2022
DeForest B. Soaries, Jr.

/S/ LISA WASHINGTON	Director	February 24, 2022
Lisa Washington