Form 10-Q
period 2022-03-31
INDEPENDENCE REALTY TRUST, INC.
filed 2022-05-04
CIK 1466085

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________
Commission file number 001-36041
______________________________________________________
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
_________________________________________________________________________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 25, 2022 there were 221,161,162 shares of the Registrant’s common stock issued and outstanding.

INDEPENDENCE REALTY TRUST, INC.

PART I—FINANCIAL INFORMATION
Item 1.    Financial Statements
Independence Realty Trust, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited and dollars in thousands, except share and per share data)

	As of March 31, 2022	As of December 31, 2021
ASSETS:
Investments in real estate:
Investments in real estate, at cost	$6,382,324	$6,462,355
Accumulated depreciation	(283,666)	(243,475)
Investments in real estate, net	6,098,658	6,218,880
Real estate held for sale	80,992	61,560
Investment in real estate under development	48,959	41,777
Cash and cash equivalents	23,971	35,972
Restricted cash	26,789	29,699
Investments in unconsolidated real estate entities	43,541	24,999
Other assets	27,281	38,052
Derivative assets	12,944	2,488
Intangible assets, net of accumulated amortization of $33,861 and $4,779, respectively	24,187	53,269
Total Assets	$6,387,322	$6,506,696
LIABILITIES AND EQUITY:
Indebtedness, net	$2,495,410	$2,705,336
Indebtedness associated with real estate held for sale	46,678	—
Accounts payable and accrued expenses	81,498	106,332
Accrued interest payable	6,955	7,175
Dividends payable	27,345	16,792
Derivative liabilities	128	11,896
Other liabilities	15,921	17,089
Total Liabilities	2,673,935	2,864,620
Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized, 0 and 0 shares issued and outstanding, respectively	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized, 221,162,658 and 220,753,735 shares issued and outstanding, including 261,538 and 269,622 unvested restricted common share awards, respectively	2,212	2,208
Additional paid-in capital	3,678,478	3,678,903
Accumulated other comprehensive income (loss)	9,958	(11,940)
Retained earnings (accumulated deficit)	(140,643)	(188,410)
Total stockholders’ equity	3,550,005	3,480,761
Noncontrolling interests	163,382	161,315
Total Equity	3,713,387	3,642,076
Total Liabilities and Equity	$6,387,322	$6,506,696
The accompanying notes are an integral part of these condensed consolidated financial statements.

Independence Realty Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited and dollars in thousands, except share and per share data)

	For the Three Months Ended March 31,
	2022	2021
REVENUE:
Rental and other property revenue	$149,977	$54,811
Other revenue	385	301
Total revenue	150,362	55,112
EXPENSES:
Property operating expenses	55,883	20,838
Property management expenses	5,556	1,943
General and administrative expenses	7,928	5,942
Depreciation and amortization expense	78,174	16,552
Casualty (gains) losses, net	(1,393)	359
Total expenses	146,148	45,634
Other income (expense), net	380	—
Interest expense	(20,531)	(8,385)
Gain on sale of real estate assets, net	94,712	—
Merger and integration costs	(1,895)	—
Net income:	76,880	1,093
Income allocated to noncontrolling interest	(2,280)	(7)
Net income allocable to common shares	$74,600	$1,086
Earnings per share:
Basic	$0.34	$0.01
Diluted	$0.34	$0.01
Weighted-average shares:
Basic	220,798,692	101,678,865
Diluted	222,045,286	102,763,106
The accompanying notes are an integral part of these condensed consolidated financial statements.

Independence Realty Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited and dollars in thousands)

	For the Three Months Ended March 31,
	2022	2021
Net income	$76,880	$1,093
Other comprehensive income (loss):
Change in fair value of interest rate hedges	24,710	15,173
Realized gains (losses) on interest rate hedges reclassified to earnings	(2,120)	(1,760)
Total other comprehensive income	22,590	13,413
Comprehensive income before allocation to noncontrolling interests	99,470	14,506
Allocation to noncontrolling interests	(2,972)	(95)
Comprehensive income	$96,498	$14,411
The accompanying notes are an integral part of these condensed consolidated financial statements.

Independence Realty Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Equity
(Unaudited and dollars in thousands, except share information)

	Common Shares	Par Value Common Shares	Additional Paid In Capital	Accumulated Other Comprehensive Income (loss)	Retained Earnings (Deficit)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2021	220,753,735	$2,208	$3,678,903	$(11,940)	$(188,410)	$3,480,761	$161,315	$3,642,076
Net income	—	—	—	—	74,600	74,600	2,280	76,880
Common dividends declared ($0.12 per share)	—	—	—	—	(26,833)	(26,833)	—	(26,833)
Other comprehensive income	—	—	—	21,898	—	21,898	692	22,590
Stock compensation	395,029	3	3,535	—	—	3,538	—	3,538
Repurchase of shares related to equity award tax withholding	(48,452)	—	(3,183)	—	—	(3,183)	—	(3,183)
Conversion of noncontrolling interest to common shares	10,848	—	68	—	—	68	(68)	—
Issuance of common shares, net	51,498	1	(845)	—	—	(844)	—	(844)
Distribution to noncontrolling interest declared ($0.12 per unit)	—	—	—	—	—	—	(837)	(837)
Balance, March 31, 2022	221,162,658	$2,212	$3,678,478	$9,958	$(140,643)	$3,550,005	$163,382	$3,713,387

	Common Shares	Par Value Common Shares	Additional Paid In Capital	Accumulated Other Comprehensive Income (loss)	Retained Earnings (Deficit)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2020	101,803,762	$1,018	$919,615	$(33,822)	$(178,751)	$708,060	$4,711	$712,771
Net income (loss)	—	—	—	—	1,086	1,086	7	1,093
Common dividends declared ($0.12 per share)	—	—	—	—	(12,486)	(12,486)	—	(12,486)
Other comprehensive income (loss)	—	—	—	13,325	—	13,325	88	13,413
Stock compensation	286,647	2	3,346	—	—	3,348	—	3,348
Repurchase of shares related to equity award tax withholding	(56,677)	(2)	(2,860)	—	—	(2,862)	—	(2,862)
Issuance of common shares, net	—	—	(59)	—	—	(59)	—	(59)
Distribution to noncontrolling interest declared ($0.12 per unit)	—	—	—	—	—	—	(80)	(80)
Balance, March 31, 2021	102,033,732	$1,018	$920,042	$(20,497)	$(190,151)	$710,412	$4,726	$715,138
The accompanying notes are an integral part of these condensed consolidated financial statements

Independence Realty Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited and dollars in thousands)

	For the Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net income	$76,880	$1,093
Adjustments to reconcile net income to cash flow from operating activities:
Depreciation and amortization	78,174	16,552
Accretion of loan discounts and premiums, net	(2,754)	—
Amortization of deferred financing costs, net	919	364
Stock compensation expense	3,498	3,326
Gain on sale of real estate assets, net	(94,712)	—
Amortization related to derivative instruments	314	302
Casualty (gains) losses	(1,393)	359
Other income (expense), net	(380)	—
Changes in assets and liabilities:
Other assets	4,538	(90)
Accounts payable and accrued expenses	(23,326)	(1,321)
Accrued interest payable	(220)	(88)
Other liabilities	(958)	141
Cash flow provided by operating activities	40,580	20,638
Cash flows from investing activities:
Acquisition of real estate properties	—	(365)
Investments in unconsolidated real estate entities	(18,605)	—
Disposition of real estate properties, net	155,639	—
Capital expenditures	(11,798)	(6,916)
Additions to real estate under development	(8,040)	—
Proceeds from insurance claims	9,870	—
Cash flow provided by (used in) investing activities	127,066	(7,281)
Cash flows from financing activities:
Proceeds (costs) from issuance of common stock	(844)	(59)
Proceeds from unsecured credit facility and term loans	16,500	9,500
Unsecured credit facility repayments	(176,000)	—
Mortgage principal repayments	(1,864)	(7,918)
Payments for deferred financing costs	(49)	—
Distributions on common stock	(16,916)	(12,450)
Distributions to noncontrolling interests	(201)	(81)
Repurchase of shares related to equity award tax withholding	(3,183)	(2,862)
Cash flow used in financing activities	(182,557)	(13,870)
Net change in cash and cash equivalents, and restricted cash	(14,911)	(513)
Cash and cash equivalents, and restricted cash, beginning of period	65,671	13,615
Cash and cash equivalents, and restricted cash, end of the period	$50,760	$13,102
Reconciliation of cash, cash equivalents, and restricted cash to the Consolidated Balance Sheet
Cash and cash equivalents	$23,971	$8,653
Restricted cash	26,789	4,449
Total cash, cash equivalents, and restricted cash, end of period	$50,760	$13,102
The accompanying notes are an integral part of these condensed consolidated financial statements

Independence Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
March 31, 2022
(Unaudited and dollars in thousands, except share and per share data)

NOTE 1: Organization
Independence Realty Trust, Inc. (“IRT”), is a self-administered and self-managed Maryland real estate investment trust (“REIT”) which was formed on March 26, 2009. Our primary purposes are to acquire, own, operate, improve and manage multifamily apartment communities in non-gateway markets. As of March 31, 2022, we owned and operated 119 multifamily apartment properties that contain 35,498 units across non-gateway U.S. markets including Atlanta, Columbus,
Dallas, Denver, Houston, Indianapolis, Louisville, Memphis, Oklahoma City, and Raleigh. We own all of our assets and conduct substantially all of our operations through Independence Realty Operating Partnership, LP (“IROP”), of which we are the sole general partner.
As used herein, the terms “we,” “our” and “us” refer to Independence Realty Trust, Inc. and, as required by context, IROP and their subsidiaries.
On July 26, 2021, we, together with IROP, and IRSTAR Sub, LLC, a wholly-owned subsidiary of IRT (“IRT Merger Sub”), entered into an agreement and plan of merger (the “Merger Agreement”) with Steadfast Apartment REIT, Inc. (“STAR”) and its operating partnership, Steadfast Apartment REIT Operating Partnership, L.P. (“STAR OP”). Consummation of the mergers provided for in the Merger Agreement (which we refer to collectively as the “STAR Merger”) was subject to customary closing conditions, including, among others, receipt of IRT stockholder approval and STAR stockholder approval, which occurred on December 13, 2021. The STAR Merger closed on December 16, 2021. For further discussion, see Note 3: IRT and STAR Merger included in our 2021 Annual Report on Form 10-K.
NOTE 2: Summary of Significant Accounting Policies
a. Basis of Presentation
The accompanying unaudited interim consolidated financial statements have been prepared by management in accordance with generally accepted accounting principles in the United States (“GAAP”). Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations, although we believe that the included disclosures are adequate to make the information presented not misleading. The unaudited interim consolidated financial statements should be read in conjunction with our audited financial statements as of and for the year ended December 31, 2021 included in our 2021 Annual Report on Form 10-K. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our consolidated financial position and consolidated results of operations and cash flows are included. The results of operations for the interim periods presented are not necessarily indicative of the results for the full year.
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

Independence Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
March 31, 2022
(Unaudited and dollars in thousands, except share and per share data)

Insurance Corporation deposit insurance limit of $250 per institution. We mitigate credit risk by placing cash and cash equivalents with major financial institutions. To date, we have not experienced any losses on cash and cash equivalents.
e. Restricted Cash
Restricted cash includes escrows of our funds held by lenders to fund certain expenditures, such as real estate taxes and insurance, or to be released at our discretion upon the occurrence of certain pre-specified events. As of March 31, 2022 and December 31, 2021, we had $26,789 and $29,699, respectively, of restricted cash.
f. Investments in Real Estate
Investments in real estate are recorded at cost less accumulated depreciation. Costs, including internal costs, that both add value and appreciably extend the useful life of an asset are capitalized. Expenditures for repairs and maintenance are expensed as incurred.
Investments in real estate are classified as held for sale in the period in which certain criteria are met including when the sale of the asset is probable, and actions required to complete the plan of sale indicate that it is unlikely that significant changes to the plan of sale will be made or the plan of sale will be withdrawn.
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
The aggregate value of in-place leases is determined by evaluating various factors, including the terms of the leases that are in place and assumed lease-up periods. The value assigned to in-place lease assets is amortized over the assumed lease up period, typically six months. During the three months ended March 31, 2022, we did not acquire any in-place leases. For the three months ended March 31, 2022 and 2021, we recorded $29,082 and $396, respectively, of amortization expense for intangible assets acquired in the STAR Merger. For the three months ended March 31, 2022 and 2021, we did not write-off any fully amortized intangible assets. As of March 31, 2022, we expect to record additional amortization expense on current in-place intangible assets of $24,187 for the remainder of 2022.
Business Combinations
For properties we acquire or transactions we entered into that are accounted for as business combinations, we apply the acquisition method of accounting under ASC 805, which requires the identification of the acquiror, the determination date, and the recognition and measurement, at fair value, of the assets acquired and liabilities assumed. To the extent that the fair value of net assets acquired differs from the fair value of consideration paid, ASC 805 requires the recognition of goodwill or a gain from a bargain purchase price, if any. For the three months ended March 31, 2022, we incurred merger and integration costs of $1,895. These amounts were expensed as incurred, and are included in the consolidated statements of operations in the item titled "Merger and integration costs", and primarily consist of advisory fees, employee severance costs, and attorneys fees.
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

Independence Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
March 31, 2022
(Unaudited and dollars in thousands, except share and per share data)

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
Depreciation Expense
Depreciation expense for real estate assets is computed using a straight-line method based on a life of 40 years for buildings and improvements and five to ten years for furniture, fixtures, and equipment. For the three months ended March 31, 2022 and 2021, we recorded $49,092 and $16,156 of depreciation expense, respectively. For the three months ended March 31, 2022 and 2021, we wrote-off fully depreciated fixed assets of $1,160 and $1,506, respectively.
Casualty Related Costs
Occasionally, we incur losses at our communities from wind storms, floods, fires and similar hazards. Sometimes, a portion of these losses are not fully covered by our insurance policies due to deductibles. In these cases, we estimate the carrying value of the damaged property and record a casualty loss for the difference between the estimated carrying value and the insurance proceeds. Any amount of insurance recovery in excess of the amount of the losses incurred is considered a gain contingency and is recorded in other income when the proceeds are received. During the three months ended March 31, 2022 and 2021, we recorded $1,393 of net casualty gains and incurred $359 of casualty losses, respectively.
g. Investments in Real Estate Under Development
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

As of March 31, 2022 and December 31, 2021, the carrying value of our investments in real estate under development totaled $48,959 and $41,777, respectively, and was recorded as a separate line item on the face of our consolidated balance sheet.
h. Investments in Unconsolidated Real Estate Entities
We invest in joint ventures in which we exercise significant influence but do not control the major decisions of the joint venture. Therefore, we account for these investments using the equity method of accounting. Under the equity method of accounting, the investments are carried at cost plus our share of net earnings or losses. As of March 31, 2022 and December 31, 2021, the carrying value of our investments in joint ventures totaled $43,541 and $24,999, respectively, and were recorded as a separate line item on the face of our consolidated balance sheet. We recognized losses of $63 and $0 from equity method investments during the three months ended March 31, 2022 and 2021, respectively, and these losses were recorded in other income (expense), net on the face of our consolidated statements of operations. For more information on our investments in unconsolidated real estate entities, see Part I, Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations – Current Developments – Capital Recycling."
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

Independence Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
March 31, 2022
(Unaudited and dollars in thousands, except share and per share data)

We make ongoing estimates of the collectability of our base rents, tenant reimbursements, and other service fees included within rental and other property revenue. If collectability is not probable, we adjust rental and other property income for the amount of uncollectible revenue.
Advertising Expenses
For the three months ended March 31, 2022 and 2021, we incurred $1,272 and $544 of advertising expenses, respectively.
j. Derivative Instruments
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
k. Fair Value of Financial Instruments
In accordance with FASB ASC Topic 820, “Fair Value Measurements and Disclosures”, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation techniques involve management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instruments’ complexity for disclosure purposes. Assets and liabilities recorded at fair value in our consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their value. Hierarchical levels, as defined in FASB ASC Topic 820, “Fair Value Measurements and Disclosures” and directly related to the amount of subjectivity associated with the inputs to fair valuations of these assets and liabilities, are as follows:
•Level 1: Valuations are based on unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date. The types of assets carried at Level 1 fair value generally are equity securities listed in active markets. As such, valuations of these investments do not entail a significant degree of judgment.
•Level 2: Valuations are based on quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active or for which all significant inputs are observable, either directly or indirectly.
•Level 3: Inputs are unobservable for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest

Independence Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
March 31, 2022
(Unaudited and dollars in thousands, except share and per share data)

level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.
FASB ASC Topic 825, “Financial Instruments” requires disclosure of the fair value of financial instruments for which it is practicable to estimate that value. Given that cash and cash equivalents and restricted cash are short term in nature with limited fair value volatility, the carrying amount is deemed to be a reasonable approximation of fair value and the fair value input is classified as a Level 1 fair value measurement. The fair value input for the derivatives is classified as a Level 2 fair value measurement within the fair value hierarchy. The fair value inputs for our unsecured credit facility and term loans are classified as Level 2 fair value measurements within the fair value hierarchy. The fair value of mortgage indebtedness is based on a discounted cash flows valuation technique. As this technique utilizes current credit spreads, which are generally unobservable, this is classified as a Level 3 fair value measurement within the fair value hierarchy. We determine appropriate credit spreads based on the type of debt and its maturity. There were no transfers between levels in the fair value hierarchy for the three months ended March 31, 2022. The following table summarizes the carrying amount and the fair value of our financial instruments as of the periods indicated:

	As of March 31, 2022		As of December 31, 2021
Financial Instrument	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Cash and cash equivalents	$23,971	$23,971	$35,972	$35,972
Restricted cash	26,789	26,789	29,699	29,699
Derivative assets	12,944	12,944	2,488	2,488

Liabilities
Debt:
Unsecured credit facility	114,733	114,479	274,109	274,109
Unsecured term loans	498,103	498,513	497,951	497,951
Secured credit facilities	663,646	631,435	664,618	668,352
Mortgages(1)	1,265,606	1,213,026	1,268,658	1,282,495
Derivative liabilities	128	128	11,896	11,896

(1)	Includes indebtedness associated with real estate held for sale.
l. Deferred Financing Costs
Costs incurred in connection with debt financing are deferred and classified within indebtedness and charged to interest expense over the terms of the related debt agreements, under the effective interest method.
m. Office Leases
In accordance with FASB ASC Topic 842, “Leases”, lessees are required to recognize a right-of-use asset and a lease liability on the balance sheet at the lease commencement date for all leases, except those leases with terms of less than a year. We lease corporate office space under leases with terms of up to 10 years and that may include extension options, but that do not include any residual value guarantees or restrictive covenants. As of March 31, 2022, we have $2,808 of operating lease right-of-use assets and $3,139 of operating lease liabilities related to our corporate office leases. The operating lease right-of-use assets are presented within other assets and the operating lease liabilities are presented within other liabilities in our consolidated balance sheet. We recorded $461 of total operating lease expense during the three months ended March 31, 2022, which is recorded within property management expense and general and administrative expenses in our condensed consolidated statements of operations.

Independence Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
March 31, 2022
(Unaudited and dollars in thousands, except share and per share data)

n. Income Taxes
We have elected to be taxed as a REIT. Accordingly, we recorded no income tax expense for the three months ended March 31, 2022 and 2021.
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
o. R
NOTE 3: Investments in Real Estate
As of March 31, 2022, our investments in real estate consisted of 119 apartment properties that contain 35,498 units. The following table summarizes our investments in real estate:

	As of March 31, 2022	As of December 31, 2021	Depreciable Lives (In years)
Land	$557,926	$567,507	—
Building	5,550,022	5,622,492	40
Furniture, fixtures and equipment	274,376	272,356	5-10
Total investment in real estate	$6,382,324	$6,462,355
Accumulated depreciation	(283,666)	(243,475)
Investments in real estate, net	$6,098,658	$6,218,880
As of March 31, 2022, we owned two properties that were classified as held for sale. We expect the sale of these properties to close in the second half of 2022. The table below summarizes our held for sale properties.

Property Name	Net Carrying Value	Units (unaudited)
Meadows Apartments - Louisville, KY	$35,594	400
Sycamore Terrace - Terra Haute, IN	45,398	250
Total	$80,992	650

Independence Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
March 31, 2022
(Unaudited and dollars in thousands, except share and per share data)

Acquisitions
On April 6, 2022, we acquired Views of Music City (phase I), a 96-unit property located in Nashville, TN for $25,440. We purchased this property from one of our unconsolidated joint ventures. See Part I, Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations – Current Developments – Capital Recycling."
Dispositions
The following table summarizes our dispositions for the three months ended March 31, 2022:

Property Name	Date of Sale	Sale Price	Gain on sale
Riverchase	01/18/2022	$31,000	$12,901
Heritage Park	02/02/2022	48,500	31,366
Raindance	02/02/2022	47,500	33,748
Haverford	02/02/2022	31,050	16,697
Total		$158,050	$94,712

NOTE 4: Indebtedness
The following tables contain summary information concerning our indebtedness as of March 31, 2022:

Debt:	Outstanding Principal	Unamortized Debt Issuance Costs	Unamortized Loan (Discount)/Premiums	Carrying Amount	Type	Weighted Average Rate	Weighted Average Maturity (in years)
Unsecured revolver(1)	$117,503	$(2,770)	$—	$114,733	Floating	1.7%	3.8
Unsecured term loans	500,000	(1,897)	—	498,103	Floating	1.6%	2.9
Secured credit facilities	635,128	(2,660)	31,178	663,646	Floating/Fixed	4.0%	6.7
Mortgages(2)	1,236,748	(8,796)	37,654	1,265,606	Fixed	3.9%	5.9
Total Debt	$2,489,379	$(16,123)	$68,832	$2,542,088		3.4%	5.4

(1)	The unsecured revolver's maximum borrowing capacity is $500,000, of which $117,503 was outstanding as of March 31, 2022.
(2)	Includes indebtedness associated with real estate held for sale.
The following table contains summary information concerning our indebtedness as of March 31, 2022:

	Scheduled maturities on our indebtedness outstanding as of March 31, 2022
Debt:	2022	2023	2024	2025	2026	Thereafter
Unsecured revolver	$—	$—	$—	$—	$117,503	$—
Unsecured term loans	—	—	300,000	—	200,000	—
Secured credit facilities	—	—	—	3,525	10,493	621,110
Mortgages(1)	7,879	10,998	107,848	168,767	131,417	809,839
Total	$7,879	$10,998	$407,848	$172,292	$459,413	$1,430,949

(1)	Includes indebtedness associated with real estate held for sale.

Independence Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
March 31, 2022
(Unaudited and dollars in thousands, except share and per share data)

The following table contains summary information concerning our indebtedness as of December 31, 2021:

Debt:	Outstanding Principal	Unamortized Debt Issuance Costs	Unamortized Loan (Discount)/Premiums	Carrying Amount	Type	Weighted Average Rate	Weighted Average Maturity (in years)
Unsecured revolver(1)	$277,003	$(2,894)	$—	$274,109	Floating	1.5%	4.1
Unsecured term loans	500,000	(2,049)	—	497,951	Floating	1.4%	3.2
Secured credit facilities	635,128	(2,840)	32,330	664,618	Floating/Fixed	4.0%	6.9
Mortgages	1,238,612	(9,210)	39,256	1,268,658	Fixed	3.9%	6.2
Total Debt	$2,650,743	$(16,993)	$71,586	$2,705,336		3.2%	5.6

(1)	The unsecured revolver's maximum borrowing capacity was $500,000, of which $277,003 was outstanding as of December 31, 2021.
As of March 31, 2022, we were in compliance with all financial covenants contained in the documents governing our indebtedness.

NOTE 5: Derivative Financial Instruments
The following table summarizes the aggregate notional amounts and estimated net fair values of our derivative instruments as of March 31, 2022 and December 31, 2021:

	As of March 31, 2022			As of December 31, 2021
	Notional	Fair Value of Assets	Fair Value of Liabilities	Notional	Fair Value of Assets	Fair Value of Liabilities
Cash flow hedges:
Interest rate swap	$150,000	$—	—	$150,000	$—	$6,463
Interest rate collars	250,000	—	128	250,000	—	5,433
Forward interest rate swaps	—	12,944	—	—	2,488	—
Total	$400,000	$12,944	128	$400,000	$2,488	$11,896
Effective interest rate swaps and caps are reported in accumulated other comprehensive income, and the fair value of these hedge agreements is recorded as derivative assets or liabilities on the face of our consolidated balance sheet.
For our interest rate swap and collars that are considered highly effective hedges, we reclassified realized losses of $1,805 to earnings within interest expense for the three months ended March 31, 2022, and we expect $1,295 to be reclassified out of accumulated other comprehensive income to earnings over the next 12 months.

Independence Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
March 31, 2022
(Unaudited and dollars in thousands, except share and per share data)

NOTE 6: Stockholders’ Equity and Noncontrolling Interests
Stockholders’ Equity
On March 14, 2022, our board of directors declared a dividend of $0.12 per share on our common stock, which was paid on April 22, 2022 to common stockholders of record as of April 1, 2022.
On November 13, 2020, we entered into an equity distribution agreement pursuant to which we may from time to time offer and sell shares of our common stock having an aggregate offering price of up to $150,000 (the “ATM Program”) in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended. Under the ATM Program, we may also enter into one or more forward sale transactions for the sale of shares of our common stock on a forward basis. We entered into forward sale transactions under the ATM Program on November 1, 2021 and on March 7, 2022 each for the forward sale of 1,000,000 shares of our common stock. Neither of the forward sale transactions has settled as of March 31, 2022. Subject to our right to elect net share settlement, we expect to physically settle the forward sale transactions by their respective maturity dates of December 15, 2022 and March 31, 2023. As of March 31, 2022, approximately $56,836 remained available for issuance under the ATM Program.
The following table summarizes our unsettled sales transactions under the ATM Program as of March 31, 2022.

During the Three Months Ended	Number of Shares Sold	Current Forward Price	Estimated Net Proceeds	Expiration Date of Forward Contract
December 31, 2021	676,500	$23.59	$15,956	December 15, 2022
December 31, 2021	323,500	24.19	7,827	December 15, 2022
March 31, 2022	1,000,000	26.45	26,455	March 31, 2023
Total	2,000,000		$50,238
We evaluated the accounting for the forward sale transactions under FASB ASC Topic 480 “Distinguishing Liabilities from Equity” and FASB ASC Topic 815 “Derivatives and Hedging”. As the forward sale transactions are considered indexed to our own equity and since they meet the equity classification conditions in ASC 815-40-25, the forward sale transactions have been classified as equity.
Noncontrolling Interest
During the three months ended March 31, 2022, holders of IROP units exchanged 10,848 units for 10,848 shares of our common stock. As of March 31, 2022, 6,970,993 IROP units held by unaffiliated third parties remain outstanding.
On March 14, 2022, our board of directors declared a dividend of $0.12 per unit, which was paid on April 22, 2022 to IROP LP unit holders of record as of April 1, 2022.
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

Independence Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
March 31, 2022
(Unaudited and dollars in thousands, except share and per share data)

Under the Incentive Plan, we have granted restricted shares, RSUs, and PSUs to our employees. These awards generally vest or vested over a two-to four-year period. In addition, we have granted unrestricted shares to our non-employee directors. These awards generally vest or vested immediately. A summary of restricted common share award and RSU activity is presented below.

	2022
	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Balance, January 1,	404,988	$13.75
Granted	199,008	23.80
Vested	(167,845)	12.26
Forfeited	(11,264)	15.25
Balance, March 31, (1)	424,887	$19.00

(1)	The outstanding award balances above include 163,348 and 67,381 RSUs as of March 31, 2022 and December 31, 2021, respectively.
On February 8, 2022, our compensation committee awarded 198,099 PSUs to our executive officers. The number of PSUs earned will be based on attainment of certain performance criteria over a three-year period, with the actual number of shares issuable ranging between 0% and 150% of the number of PSUs granted. Half of any PSUs earned will vest, and shares will be issued in respect thereof, immediately following the end of the three-year performance period; the remaining half of any PSUs earned will vest, and shares will be issued in respect thereof, after an additional one-year period of service. As of December 31, 2021, 2019 PSU awards were earned at 150% of target. These units constitute 50% of the earned 2019 PSUs, which generally remain subject to service-based vesting until December 31, 2022. The other 50% of the earned 2019 PSUs were distributable immediately following the end of the performance period.
During the three months ended March 31, 2022 and 2021, a portion of the RSUs and PSUs granted were issued to employees who are retirement eligible. The fact that the grantees are retirement eligible resulted in immediate recognition of the associated stock-based compensation expense totaling $2,422 and $2,112, respectively.
NOTE 8: Earnings Per Share
The following table presents a reconciliation of basic and diluted earnings (loss) per share for the three months ended March 31, 2022 and 2021:

	For the Three Months Ended
	March 31,
	2022	2021
Net income	$76,880	$1,093
Income allocated to noncontrolling interest	(2,280)	(7)
Net income allocable to common shares	$74,600	$1,086
Weighted-average shares outstanding—Basic	220,798,692	101,678,865
Weighted-average shares outstanding—Diluted	222,045,286	102,763,106
Earnings per share—Basic	$0.34	$0.01
Earnings per share—Diluted	$0.34	$0.01
Certain IROP units, restricted stock awards, and forward sale agreements were excluded from the earnings (loss) per share computation because their effect would have been anti-dilutive, totaling 8,994,165 and 3,574,515 for the three months ended March 31, 2022 and 2021, respectively.

Independence Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
March 31, 2022
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
The risk factors discussed and identified in Item 1A of our 2021 Annual Report on Form 10-K and in Part II, Item 1A of this Quarterly Report, and in other of our public filings with the SEC, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements. We caution you not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report. All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. Except to the extent required by applicable law or regulation, we undertake no obligation to update these forward-looking statements to reflect events or circumstances after the date of this Quarterly Report or to reflect the occurrence of unanticipated events
Overview
Our Company
We are a self-administered and self-managed Maryland real estate investment trust (“REIT”), that acquires, owns, operates, improves and manages multifamily apartment communities across non-gateway U.S. markets. As of March 31, 2022, we owned and operated 119 multifamily apartment properties that contain 35,498 units. Our properties are located in Alabama, Colorado, Florida, Georgia, Illinois, Indiana, Kentucky, North Carolina, Ohio, Oklahoma, South Carolina, Tennessee, Texas, and Virginia. In addition, as of March 31, 2022, we owned interests in three unconsolidated joint ventures that are developing multifamily apartment communities that will contain, in aggregate, 1,306 units upon completion. We do not have any foreign operations and our business is not seasonal.
Our Business Objective and Investment Strategies
Our primary business objective is to maximize stockholder value through diligent portfolio management, strong operational performance, and a consistent return of capital through distributions and capital appreciation. Our investment strategy is focused on the following:
•gaining scale within key amenity rich submarkets of non-gateway cities that offer good school districts, high-quality retail and major employment centers and are unlikely to experience substantial new apartment construction in the foreseeable future;
•increasing cash flows at our existing apartment properties through prudent property management and strategic renovation projects; and
•acquiring additional properties that have strong and stable occupancies and support a rise in rental rates or that have the potential for repositioning through capital expenditures or tailored management strategies.

Property Portfolio
As of March 31, 2022, we owned 119 multifamily apartment properties, totaling 35,498 units. Below is a summary of our property portfolio by market.

(Dollars in thousands, except per unit data)	As of March 31, 2022				For the Three Months Ended March 31,
Market	Number of Properties	Units	Gross Real Estate Assets	Period End Occupancy	Average Effective Monthly Rent per Unit	Net Operating Income	% of NOI
Atlanta, GA	13	5,180	$1,048,599	94.3%	$1,459	$14,650	15.6%
Dallas, TX	14	4,007	842,070	96.0%	1,609	11,333	12.1%
Denver, CO	9	2,292	599,241	96.3%	1,559	7,519	8.0%
Columbus, OH	10	2,510	359,129	96.0%	1,236	5,855	6.3%
Indianapolis, IN	8	2,256	320,547	95.6%	1,192	5,135	5.5%
Oklahoma City, OK	8	2,147	311,974	95.6%	1,057	4,631	4.9%
Raleigh - Durham, NC	6	1,690	251,966	95.6%	1,322	4,298	4.6%
Houston, TX	7	1,932	320,307	95.1%	1,337	4,166	4.4%
Nashville, TN	4	1,412	337,784	96.0%	1,456	4,157	4.4%
Memphis, TN	4	1,383	155,310	94.1%	1,372	3,651	3.9%
Louisville, KY	5	1,550	191,543	94.5%	1,102	3,145	3.4%
Tampa-St. Petersburg, FL	4	1,104	188,646	94.8%	1,539	3,107	3.3%
Birmingham, AL	2	1,074	231,035	94.9%	1,338	2,965	3.2%
Huntsville, AL	3	873	189,757	94.6%	1,442	2,665	2.8%
Lexington, KY	3	886	159,099	96.4%	1,164	2,170	2.3%
Cincinnati, OH	2	542	121,391	96.0%	1,370	1,603	1.7%
Myrtle Beach, SC - Wilmington, NC	3	628	66,381	95.5%	1,184	1,577	1.7%
Charlotte, NC	2	480	109,233	95.2%	1,530	1,544	1.6%
Greenville, SC	1	702	122,606	97.2%	1,129	1,491	1.6%
Charleston, SC	2	518	80,793	96.3%	1,418	1,342	1.4%
Chicago, IL	1	374	89,785	95.2%	1,649	1,107	1.2%
Orlando, FL	1	297	49,972	97.3%	1,539	810	0.9%
San Antonio, TX	1	306	56,955	95.8%	1,455	828	0.9%
Terra Haute, IN	1	250	45,795	90.0%	1,390	659	0.7%
Norfolk, VA	1	183	53,876	96.2%	1,728	670	0.7%
Asheville, NC	1	252	29,123	97.2%	1,274	705	0.8%
Austin, TX	1	256	54,374	97.6%	1,569	733	0.8%
Fort Wayne, IN	1	222	43,920	95.5%	1,316	613	0.7%
Chattanooga, TN	1	192	36,772	95.8%	1,338	495	0.5%
Total/Weighted Average	119	35,498	$6,467,983	95.4%	$1,374	$93,624	100.0%

Current Developments
STAR Merger
On December 16, 2021, we completed our merger with STAR and STAR OP. Through the STAR Merger, we acquired 68 apartment communities that contained 21,394 units and two apartment communities that are under development and that will contain upon completion 621 units. Leading up to and shortly after the closing of the STAR Merger, we delevered our combined balance sheet through a combination of transactions totaling $600 million including the July 2021 underwritten offering, the disposition of three STAR properties prior to merger closing, and the disposition of two properties in late 2021 and four properties in Q1 2022 as described below.
2022 Property Sales
During the three months ended March 31, 2022, we sold four communities for a gross sales price of $158.0 million and recognized a gain on sale of $94.7 million.
Capital Recycling
Our capital recycling program consists of disposing of assets in markets where we lack scale and/or markets where management believes that growth is slowing.
As of March 31, 2022, we had two properties that were classified as held for sale. We expect the sale of these properties to close in the second half of 2022.
On April 6, 2022, we purchased, for $25.4 million, the Views of Music City (Phase 1), a 96-unit community in Nashville, TN, from one of our unconsolidated joint ventures (discussed below). On account of our equity interest in this joint venture, we received $4.4 million of the sales proceeds, comprised of $3.4 million as a return of capital and $1.0 million as a preferred return on capital.
Investment in Unconsolidated Real Estate Entities
To create another avenue for accretive capital allocation and to increase our options for capital investment, we are exploring preferred equity investments and joint venture relationships, focused on new multifamily development.
In June 2021, we closed on a joint venture to develop a 402-unit community in Richmond, VA. We expect the development to be completed in the first half of 2023. As of March 31, 2022, we had fully funded our equity commitment to this project in the amount of $16.8 million.
In September 2021, we formed a joint venture to acquire and own the Views of Music City (comprised of Phase 1 and Phase 2) and The Jackson, each a multifamily community in Nashville, TN. As discussed above, on April 6, 2022, we purchased Phase 1 of the Views of Music City (comprised of 96 units), following completion of its development, from the joint venture. We expect Phase 2 of the Views of Music City development (comprised of 209 units) to be completed in the fourth quarter of 2023. We expect development of The Jackson (comprised of 199 units) to be completed by year-end 2022.
On March 31, 2022, we formed a joint venture to acquire and own a project comprised of 400 single family home rental units in Huntsville, AL. Development of phase one of this project (comprised of 178 homes) was completed in 2021. Upon acquisition of phase one by the joint venture, 85% of the homes were leased. We expect phase two of the project (comprised of 222 homes) to be completed during the second quarter of 2022. We have committed to invest an aggregate $37.1 million in this joint venture, and, as of March 31, 2022, had funded $16.4 million on account of this commitment.
Value Add
Our value add program provides us with the opportunity to improve long-term growth through targeted unit renovations at communities where there is the potential for outsized rent growth.
We completed renovations on 143 units during the quarter ended March 31, 2022. From inception of our value add program in January 2018 through March 2022, we completed renovations on 4,815 of the 10,445 units, achieving a return on investment of 18.8% (and approximately 22.2% on the interior portion of such renovation costs) an average monthly rental increase of 21.4%. We compute return on cost by using the rent premium per unit per month, multiplied by 12, divided by the applicable renovation costs per unit and we compute the rent premium as the difference between the rental rate on the renovated unit and the market rent for a comparable unrenovated unit as of the date presented, as determined by management consistent with its customary rent-setting and evaluation procedures. We expect to complete the remaining value add projects at the selected communities throughout 2022 and 2023.
Capital Markets
Forward Sale Agreements
On November 13, 2020, we entered into an equity distribution agreement pursuant to which we may from time to time offer and sell shares of our common stock having an aggregate offering price of up to $150,000 (the “ATM Program”) in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended. Under the ATM Program, we may also enter into one or more forward sale transactions for the sale of shares of our common stock on a forward basis. For more information on our forward sale agreements, see Note 6 (Stockholders' Equity and Noncontrolling Interests).

Results of Operations
As of March 31, 2022, we owned and consolidated 119 multifamily apartment properties, of which 113 comprised the Combined Same-Store Portfolio. We discuss below, under "Non-GAAP Financial Measures," our methodology for categorizing our 119 properties, as applicable, into IRT Same-Store Portfolio (48 properties as of March 31, 2022), STAR Same-Store Portfolio (65 properties as of March 31, 2022) and Combined Same-Store Portfolio (113 properties as of March 31, 2022). Because of substantial changes in our total property portfolio as the result of the STAR Merger that closed on December 16, 2021, the financial data presented below show significant changes in revenue and expenses from period-to-period.
Three Months Ended March 31, 2022 compared to the Three Months Ended March 31, 2021

	COMBINED SAME-STORE PROPERTIES				COMBINED NON SAME-STORE PROPERTIES				Q1 2021 Pre-Merger STAR Portfolio(1)	CONSOLIDATED
(Dollars in thousands)	Three Months Ended March 31,				Three Months Ended March 31,					Three Months Ended March 31,
	2022	2021	Increase (Decrease)	% Change	2022	2021	Increase (Decrease)	% Change		2022	2021	Increase (Decrease)	% Change
Property Data:
Number of properties	113	113	—	—%	6	10	(4)	(40.0)%	(67)	119	56	63	112.5%
Number of units	33,804	33,804	—	—%	1,694	2,831	(1,137)	(40.2)%	(20,968)	35,498	15,667	19,831	126.6%
Average occupancy	95.4%	95.3%	0.1%	0.1%	93.1%	93.2%	0.1%	—%	NM	95.2%	95.4%	(0.2)%	(0.2)%
Average effective monthly rent, per unit	1,373	1,244	129	10.4%	1,397	898	499	55.6%	NM	1,374	1,142	232	20.3%
Revenue:
Rental and other property revenue	141,706	127,667	14,039	11.0%	8,271	8,279	(8)	(0.1)%	$(81,135)	$149,977	$54,811	$95,166	173.6%
Expenses:
Property operating expenses	52,537	50,920	1,617	3.2%	3,346	3,474	(128)	(3.7)%	(33,556)	55,883	20,838	35,045	168.2%
Net Operating Income	$89,169	$76,747	$12,422	16.2%	$4,925	$4,805	$120	2.5%	$(47,579)	$94,094	$33,973	$60,121	177.0%
Other Revenue:
Other revenue										$385	$301	$84	27.9%
Corporate and other expenses:
Property management expenses										5,556	1,943	3,613	185.9%
Other (income) expense, net										(380)	—	(380)	100.0%
General and administrative expenses										7,928	5,942	1,986	33.4%
Depreciation and amortization expense										78,174	16,552	61,622	372.3%
Casualty (gains) losses, net										(1,393)	359	(1,752)	(488.0)%
Total corporate and other expenses										$89,885	$24,796	$65,089	262.5%
Interest expense										(20,531)	(8,385)	(12,146)	144.9%
Merger and integration costs										(1,895)	—	(1,895)	100.0%
Gain on sale of real estate assets, net										94,712	—	94,712	100.0%
Net income										$76,880	$1,093	$75,787	6933.9%
Income allocated to noncontrolling interests										(2,280)	(7)	(2,273)	32471.4%
Net income available to common shares										$74,600	$1,086	$73,514	6769.2%
(1)Represents metrics of the STAR Portfolio for the three months ended March 31, 2021, the period of ownership prior to the consummation of the STAR Merger on December 16, 2021 and is presented for the purpose of reconciling combined same-store results to the consolidated results for the three months ended March 31, 2021.

Revenue
Rental and other property revenue. Revenue from rental and other property revenue of the consolidated portfolio increased $95.2 million to $150.0 million for the three months ended March 31, 2022 from $54.8 million for the three months ended March 31, 2021. The increase was primarily attributable to the STAR Merger, which contributed a pre-merger revenue base of $81.1 million. In addition, there was year-over-year rental and other property revenue growth of $14.0 million, driven primarily by a 10.4% increase in average effective monthly rents and higher other property revenue compared to the prior year period.

Expenses
Property operating expenses. Property operating expenses increased $35.0 million to $55.9 million for the three months ended March 31, 2022 from $20.8 million for the three months ended March 31, 2021. The increase was primarily due to the STAR Merger, which contributed a pre-merger property operating expense base of $33.6 million.
Property management expenses. Property management expenses increased $3.6 million to $5.5 million for the three months ended March 31, 2022 from $1.9 million for the three months ended March 31, 2021 as a result of higher costs associated with employees that joined IRT in connection with the STAR Merger.
General and administrative expenses. General and administrative expenses increased $2.0 million to $7.9 million for the three months ended March 31, 2022 from $5.9 million for the three months ended March 31, 2021. This increase was primarily due to the increase in costs associated with the employees that joined IRT in connection with the STAR Merger.
Depreciation and amortization expense. Depreciation and amortization expense increased $61.6 million to $78.2 million for the three months ended March 31, 2022 from $16.6 million for the three months ended March 31, 2021. The increase was primarily attributable to higher depreciation and amortization, including approximately $20.0 million of amortization of in-place lease intangibles, from properties acquired in the STAR Merger.
Casualty (gains) losses, net. During the three months ended March 31, 2022, we recognized net casualty gains of $1,393 as a result of receiving insurance proceeds in excess of losses incurred. During the three months ended March 31, 2021, we incurred casualty losses incurred of $359 related to severe winter storms at our Texas and Oklahoma properties.
Interest expense. Interest expense increased $12.1 million to $20.5 million for the three months ended March 31, 2022 from $8.4 million for the three months ended March 31, 2021 primarily due to the assumption of debt in connection with the STAR merger.
Gain on sale of real estate assets, net. During the three months ended March 31, 2022, four multi-family properties were sold resulting in gains of $94.7 million.
Merger and integration costs. We incurred approximately $1.9 million of STAR merger-related integration costs during the three months ended March 31, 2022. These costs primarily consist of payroll and severance costs for transitional employees, IT merger costs, and other migration and integration costs.

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
Set forth below is a reconciliation of net income to FFO and CFFO for the three months ended March 31, 2022 and 2021 (in thousands, except share and per share information):

	For the Three Months Ended March 31, 2022		For the Three Months Ended March 31, 2021
	Amount	Per Share (1)	Amount	Per Share (2)
Funds From Operations (FFO):
Net income	$76,880	$0.34	$1,093	$0.01
Adjustments:
Real estate depreciation and amortization	77,943	0.34	16,472	0.16
Net gain on sale of real estate assets excluding debt extinguishment costs	(94,712)	(0.42)	—	—
FFO	$60,111	$0.26	$17,565	$0.17
Core Funds From Operations (CFFO):
FFO	$60,111	$0.26	$17,565	$0.17
Adjustments:
Other depreciation and amortization	231	—	80	—
Casualty (gains) losses, net	(1,393)	—	359	0.01
Loan (premium accretion) discount amortization, net	(2,754)	(0.01)	—	—
Other (income) expense, net	(380)	—	—	—
Merger and integration costs	1,895	—	—	—
CFFO	$57,710	$0.25	$18,004	$0.18

(1)Based on 227,778,484 weighted-average shares and units outstanding for the three ended March 31, 2022.
(2)Based on 102,353,380 weighted-average shares and units outstanding for the three ended March 31, 2021.

Same-Store Portfolio Net Operating Income
We believe that Net Operating Income (“NOI”), a non-GAAP financial measure, is a useful supplemental measure of our operating performance. We define NOI as total property revenues less total property operating expenses, excluding interest expenses, depreciation and amortization, property management expenses, and general and administrative expenses. Other REITs may use different methodologies for calculating NOI, and accordingly, our NOI may not be comparable to other REITs. We believe that this measure provides an operating perspective not immediately apparent from GAAP operating income or net income insofar as the measure reflects only operating income and expense at the property level. We use NOI to evaluate performance on a same-store and non same-store basis because NOI measures the core operations of property performance by excluding corporate level expenses, financing expenses, and other items not related to property operating performance and captures trends in rental housing and property operating expenses. However, NOI should only be used as an alternative measure of our financial performance.
Same-Store Properties and Same-Store Portfolio
We review our same-store portfolio at the beginning of each calendar year. Properties are added into the same-store portfolio if they were owned at the beginning of the previous year. Properties that are held-for-sale or have been sold are excluded from the same-store portfolio. Because our portfolio of properties changed significantly as the result of our STAR Merger, which closed on December 16, 2021, we also present, as described below, information on the IRT Same-Store Portfolio, STAR Same-Store Portfolio and Combined Same-Store Portfolio.
IRT Same-Store Portfolio
IRT Same-Store Portfolio represents the 48 properties that IRT owned and consolidated as of January 1, 2021 and through March 31, 2022 (other than properties held for sale as of March 31, 2022).
STAR Same-Store Portfolio
STAR Same-Store Portfolio represents the 65 properties that STAR owned and consolidated as of January 1, 2021 and that, following the consummation of the Merger on December 16, 2021, continued to be owned and consolidated by IRT through March 31, 2022 (other than properties held for sale as of March 31, 2022).
Combined Same-Store Portfolio
Combined Same-Store Portfolio represents the combination of the IRT Same-Store Portfolio and the STAR Same-Store Portfolio considered as a single portfolio of 113 properties.
Pre-Merger STAR Portfolio NOI
In order to reconcile Combined Same-Store NOI to net income for periods prior to our December 16, 2021 merger with STAR, our reconciliation excludes NOI generated by the STAR Portfolio because IRT did not own these properties prior to December 16, 2021.

Set forth below is a reconciliation of Combined Same-Store Portfolio net operating income to net income (loss) available to common shares for the three months ended March 31, 2022 and 2021 (in thousands, except per unit data):

	Three Months Ended March 31, (a)
	2022	2021	% change
Revenue:
Rental and other property revenue	$141,706	$127,667	11.0%
Property Operating Expenses
Real estate taxes	18,726	18,132	3.3%
Property insurance	2,784	2,660	4.7%
Personnel expenses	12,052	11,460	5.2%
Utilities	7,308	7,207	1.4%
Repairs and maintenance	4,209	4,250	(1.0)%
Contract services	4,722	4,365	8.2%
Advertising expenses	1,180	1,258	(6.2)%
Other expenses	1,556	1,588	(2.0)%
Total property operating expenses	52,537	50,920	3.2%
Net operating income	89,169	76,747	16.2%

NOI Margin	62.9%	60.1%	2.8%
Average Occupancy	95.4%	95.3%	0.1%

Average effective monthly rent, per unit	$1,373	$1,244	10.4%
Reconciliation of Combined Same-Store Net Operating Income to Net Income (Loss)
Combined Same-Store Portfolio net operating income(a)	$89,169	$76,747
Combined non same-store net operating income	4,925	4,805
Pre-Merger STAR Portfolio NOI(b)	—	(47,579)
Other revenue	385	301
Other income (expense), net	380	—
Property management expenses	(5,556)	(1,943)
General and administrative expenses	(7,928)	(5,942)
Depreciation and amortization	(78,174)	(16,552)
Casualty gains (losses), net	1,393	(359)
Interest expense	(20,531)	(8,385)
Gain on sale (loss on impairment) of real estate assets, net	94,712	—
Merger and integration costs	(1,895)	—
Net income	$76,880	$1,093
(a)Combined Same-Store Portfolio for the three months ended March 31, 2022 and 2021 included 113 properties containing 33,804 units.
(b)Represents NOI of the STAR Portfolio for periods prior to the consummation of the STAR Merger on December 16, 2021.

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
Our primary cash requirements are to:
•make investments to continue our value add initiatives to improve the quality and performance of our properties;
•repay our indebtedness;
•fund costs necessary to maintain our properties;
•pay our operating expenses; and
•distribute a minimum of 90% of our REIT taxable income (determined without regard to the deduction for dividends paid and excluding net capital gain) and to make investments in a manner that enables us to maintain our qualification as a REIT.
We intend to meet our liquidity requirements primarily through a combination of one or more of the following:
•the use of our cash and cash equivalents of $24.0 million as of March 31, 2022;
•existing and future unsecured financing, including advances under our unsecured credit facility, and financing secured directly or indirectly by the apartment properties in our portfolio;
•cash generated from operating activities;
•net cash proceeds from property sales, including sales undertaken as part of our capital recycling strategy and other sales; and
•proceeds from the sales of our common stock and other equity securities, including common stock that we expect to issue in settlement of our forward sale agreement.
Cash Flows
As of March 31, 2022 and 2021, we maintained cash and cash equivalents, and restricted cash of approximately $50.8 million and $13.1 million, respectively. Our cash and cash equivalents were generated from the following activities (dollars in thousands):

	For the Three Months Ended March 31,
	2022	2021
Cash flow from operating activities	$40,580	$20,638
Cash flow from investing activities	127,066	(7,281)
Cash flow from financing activities	(182,557)	(13,870)
Net change in cash and cash equivalents, and restricted cash	(14,911)	(513)
Cash and cash equivalents, and restricted cash, beginning of period	65,671	13,615
Cash and cash equivalents, and restricted cash, end of the period	$50,760	$13,102
Our cash inflows from operating activities during the three months ended March 31, 2022 and 2021 were primarily driven by ongoing operations of our properties.
Our cash inflows from investing activities during the three months ended March 31, 2022 were primarily due to $155.6 million of proceeds from four property dispositions and proceeds from insurance claims of $9.9 million, partially offset by $18.6 million of investments in unconsolidated real estate entities, $11.8 million of capital expenditures and $8.0 million of investments in real estate under development. Our cash outflows from investing activities during the three months ended March 31, 2021 were primarily due to capital expenditures.
Our cash outflows from financing activities during the three months ended March 31, 2022 were primarily due to a $176.0 million paydown of the unsecured revolver and $17.1 million payment of dividends on our common stock and noncontrolling interests, partially offset by $16.5 million of new borrowings under our unsecured revolver. Our cash outflows from financing activities during the three months ended March 31, 2021 were primarily due to payments of dividends on our common stock and noncontrolling interests.
Contractual Commitments
Our 2021 Annual Report on Form 10-K includes a table of contractual commitments. There were no material changes to these commitments since the filing of our Annual Report on Form 10-K.
Off-Balance Sheet Arrangements
There were no off-balance sheet arrangements during the three months ended March 31, 2022 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our interests.
Critical Accounting Estimates and Policies
Our 2021 Annual Report on Form 10-K contains a discussion of our critical accounting policies. Management discusses our critical accounting policies and management’s judgments and estimates with the audit committee of our board of directors. There were no material changes to our critical accounting policies since the filing of our Annual Report on form 10-K.
Item 3.    Quantitative and Qualitative Disclosure About Market Risk.
Our 2021 Annual Report on Form 10-K contains a discussion of qualitative and quantitative market risks. There have been no material changes in quantitative and qualitative market risks during the three months ended March 31, 2022 from the disclosures included in our 2021 Annual Report on Form 10-K.
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
Effective as of March 31, 2022, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation referred to above during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A.    Risk Factors.
There have not been any material changes from the risk factors disclosed in Part 1, Item 1A of our 2021 Annual Report on Form 10-K.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
During the three months ended March 31, 2022, holders of IROP units exchanged 10,848 units for 10,848 shares of our common stock. The exchange of the 10,848 units for 10,848 shares occurred on March 15, 2022 and the issuance of the shares was exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act. As of March 31, 2022, 6,970,993 IROP units held by unaffiliated third parties remained outstanding.
During the three months ended March 31, 2022, we withheld shares of common stock to satisfy employee tax withholding obligations payable upon the vesting of restricted common stock awards, restricted stock units, and performance-based restricted share units as follow:

Period	Total Number of Shares Purchased	Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
01/01/2022 to 01/31/2022	6,139	$23.28	N/A	N/A
02/01/2022 to 02/28/2022	10,694	24.11	N/A	N/A
03/01/2022 to 03/31/2022	31,619	25.99	N/A	N/A
Total	48,452	$23.28	—	N/A
(1)The price reported is the average price paid per share using our closing price on the NYSE on the vesting date of the relevant award.
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

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

101	iXBRL (Inline eXtensible Business Reporting Language). The following materials, formatted in iXBRL: (i) Consolidated Balance Sheets as of March 31,2022 and December 31, 2021, (ii) Consolidated Statements of Operations for the three months ended March 31,2022 and 2021, (iii) Consolidated Statement of Comprehensive Income (Loss) for the three months ended March 31,2022 and 2021, (iv) Consolidated Statements of Changes in Equity for the three months ended March 31,2022 and 2021, (v) Consolidated Statements of Cash Flows for the three months March 31,2022 and 2021 and (vi) notes to the consolidated financial statements as of March 31,2022.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).
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

Independence Realty Trust, Inc.

Date: May 4, 2022	By:	/s/ SCOTT F. SCHAEFFER
Scott F. Schaeffer
Chair of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: May 4, 2022	By:	/s/ JAMES J. SEBRA
James J. Sebra
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: May 4, 2022	By:	/s/ JASON R. DELOZIER
Jason R. Delozier
Chief Accounting Officer
(Principal Accounting Officer)