Form 10-Q
period 2022-06-30
INDEPENDENCE REALTY TRUST, INC.
filed 2022-07-28
CIK 1466085

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 26, 2022 there were 222,069,162 shares of the Registrant’s common stock issued and outstanding.

INDEPENDENCE REALTY TRUST, INC.

PART I—FINANCIAL INFORMATION
Item 1.    Financial Statements
Independence Realty Trust, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited and dollars in thousands, except share and per share data)

	As of June 30, 2022	As of December 31, 2021
ASSETS:
Investments in real estate:
Investments in real estate, at cost	$6,428,482	$6,462,355
Accumulated depreciation	(329,903)	(243,475)
Investments in real estate, net	6,098,579	6,218,880
Real estate held for sale	81,818	61,560
Investment in real estate under development	61,777	41,777
Cash and cash equivalents	11,378	35,972
Restricted cash	31,017	29,699
Investments in unconsolidated real estate entities	54,178	24,999
Other assets	26,707	38,052
Derivative assets	21,162	2,488
Intangible assets, net of accumulated amortization of $18 and $4,779, respectively	18	53,269
Total Assets	$6,386,634	$6,506,696
LIABILITIES AND EQUITY:
Indebtedness, net	$2,506,375	$2,705,336
Indebtedness associated with real estate held for sale	46,561	—
Accounts payable and accrued expenses	98,173	106,332
Accrued interest payable	6,891	7,175
Dividends payable	31,907	16,792
Derivative liabilities	—	11,896
Other liabilities	15,077	17,089
Total Liabilities	2,704,984	2,864,620
Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized, 0 and 0 shares issued and outstanding, respectively	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized, 222,060,280 and 220,753,735 shares issued and outstanding, including 246,003 and 269,622 unvested restricted common share awards, respectively	2,221	2,208
Additional paid-in capital	3,698,763	3,678,903
Accumulated other comprehensive income (loss)	18,430	(11,940)
Retained earnings (accumulated deficit)	(178,902)	(188,410)
Total stockholders’ equity	3,540,512	3,480,761
Noncontrolling interests	141,138	161,315
Total Equity	3,681,650	3,642,076
Total Liabilities and Equity	$6,386,634	$6,506,696
The accompanying notes are an integral part of these condensed consolidated financial statements.

Independence Realty Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited and dollars in thousands, except share and per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
REVENUE:
Rental and other property revenue	$154,643	$57,286	$304,621	$112,097
Other revenue	120	158	505	459
Total revenue	154,763	57,444	305,126	112,556
EXPENSES:
Property operating expenses	58,976	22,298	114,858	43,136
Property management expenses	6,139	2,176	11,696	4,119
General and administrative expenses	6,968	4,241	14,896	10,183
Depreciation and amortization expense	72,793	16,763	150,966	33,315
Casualty (gains) losses, net	(5,592)	—	(6,985)	359
Total expenses	139,284	45,478	285,431	91,112
Interest expense	(20,994)	(8,559)	(41,525)	(16,944)
Gain on sale of real estate assets, net	—	—	94,712	—
Merger and integration costs	(1,307)	—	(3,202)	—
Other income (expense)	294	—	736	—
Loss from investments in unconsolidated real estate entities	(871)	—	(934)	—
Net (loss) income:	(7,399)	3,407	69,482	4,500
Loss (income) allocated to noncontrolling interest	194	(21)	(2,087)	(28)
Net (loss) income allocable to common shares	$(7,205)	$3,386	$67,395	$4,472
(Loss) earnings per share:
Basic	$(0.03)	$0.03	$0.30	$0.04
Diluted	$(0.03)	$0.03	$0.30	$0.04
Weighted-average shares:
Basic	221,164,284	102,023,204	220,982,714	101,847,876
Diluted	221,164,284	102,923,924	222,033,857	102,822,099
The accompanying notes are an integral part of these condensed consolidated financial statements.

Independence Realty Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited and dollars in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Net (loss) income	$(7,399)	$3,407	$69,482	$4,500
Other comprehensive income (loss):
Change in fair value of interest rate hedges	10,169	364	34,879	15,537
Realized (losses) gains on interest rate hedges reclassified to earnings	(1,502)	(1,861)	(3,622)	(3,621)
Total other comprehensive income (loss)	8,667	(1,497)	31,257	11,916
Comprehensive income before allocation to noncontrolling interests	1,268	1,910	100,739	16,416
Allocation to noncontrolling interests	(1)	(38)	(2,974)	(133)
Comprehensive income	$1,267	$1,872	$97,765	$16,283
The accompanying notes are an integral part of these condensed consolidated financial statements.

Independence Realty Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Equity
(Unaudited and dollars in thousands, except share information)

	Common Shares	Par Value Common Shares	Additional Paid In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2021	220,753,735	$2,208	$3,678,903	$(11,940)	$(188,410)	$3,480,761	$161,315	$3,642,076
Net income	—	—	—	—	74,600	74,600	2,280	76,880
Common dividends declared ($0.12 per share)	—	—	—	—	(26,833)	(26,833)	—	(26,833)
Other comprehensive income	—	—	—	21,898	—	21,898	692	22,590
Stock compensation	395,029	3	3,535	—	—	3,538	—	3,538
Repurchase of shares related to equity award tax withholding	(48,452)	—	(3,183)	—	—	(3,183)	—	(3,183)
Conversion of noncontrolling interest to common shares	10,848	—	68	—	—	68	(68)	—
Issuance of common shares, net	51,498	1	(845)	—	—	(844)	—	(844)
Distribution to noncontrolling interest declared ($0.12 per unit)	—	—	—	—	—	—	(837)	(837)
Balance, March 31, 2022	221,162,658	$2,212	$3,678,478	$9,958	$(140,643)	$3,550,005	$163,382	$3,713,387
Net loss	—	—	—	—	(7,205)	(7,205)	(194)	(7,399)
Common dividends declared ($0.14 per share)	—	—	—	—	(31,054)	(31,054)	—	(31,054)
Other comprehensive income	—	—	—	8,472	—	8,472	195	8,667
Stock compensation	19,297	—	1,715	—	—	1,715	—	1,715
Repurchase of shares related to equity award tax withholding	(1,496)	—	(2,698)	—	—	(2,698)	—	(2,698)
Conversion of noncontrolling interest to common shares	879,821	9	21,384	—	—	21,393	(21,393)	—
Issuance of common shares, net	—	—	(116)	—	—	(116)	—	(116)
Distribution to noncontrolling interest declared ($0.14 per unit)	—	—	—	—	—	—	(852)	(852)
Balance, June 30, 2022	222,060,280	$2,221	$3,698,763	$18,430	$(178,902)	$3,540,512	$141,138	$3,681,650

Independence Realty Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Equity
(Unaudited and dollars in thousands, except share information)

	Common Shares	Par Value Common Shares	Additional Paid In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2020	101,803,762	$1,018	$919,615	$(33,822)	$(178,751)	$708,060	$4,711	$712,771
Net income	—	—	—	—	1,086	1,086	7	1,093
Common dividends declared ($0.12 per share)	—	—	—	—	(12,486)	(12,486)	—	(12,486)
Other comprehensive income	—	—	—	13,325	—	13,325	88	13,413
Stock compensation	286,647	2	3,346	—	—	3,348	—	3,348
Repurchase of shares related to equity award tax withholding	(56,677)	(2)	(2,860)	—	—	(2,862)	—	(2,862)
Issuance of common shares, net	—	—	(59)	—	—	(59)	—	(59)
Distribution to noncontrolling interest declared ($0.12 per unit)	—	—	—	—	—	—	(80)	(80)
Balance, March 31, 2021	102,033,732	$1,018	$920,042	$(20,497)	$(190,151)	$710,412	$4,726	$715,138
Net income	—	—	—	—	3,386	3,386	21	3,407
Other comprehensive income	—	—	—	(1,514)	—	(1,514)	17	(1,497)
Stock compensation	23,436	1	1,356	—	—	1,357	—	1,357
Repurchase of shares related to equity award tax withholding	(1,674)	1	(81)	—	—	(80)	—	(80)
Issuance of common shares, net	2,932,000	30	41,580	—	—	41,610	—	41,610
Conversion of noncontrolling interest to common shares	122,155	1	857	—	—	858	(858)	—
Common dividends declared ($0.12 per share)	—	—	—	—	(12,585)	(12,585)	—	(12,585)
Distribution to noncontrolling interest declared ($0.12 per unit)	—	—	—	—	—	—	(67)	(67)
Balance, June 30, 2021	105,109,649	$1,051	$963,754	$(22,011)	$(199,350)	$743,444	$3,839	$747,283
The accompanying notes are an integral part of these condensed consolidated financial statements

Independence Realty Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited and dollars in thousands)

	For the Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net income	$69,482	$4,500
Adjustments to reconcile net income to cash flow from operating activities:
Depreciation and amortization	150,966	33,315
Accretion of loan discounts and premiums, net	(5,495)	—
Amortization of deferred financing costs, net	1,824	738
Stock compensation expense	5,178	4,646
Gain on sale of real estate assets, net	(94,712)	—
Amortization related to derivative instruments	634	608
Casualty (gains) losses, net	(6,985)	359
Loss from investments in unconsolidated real estate entities	934	—
Other (income) expense	(736)	—
Changes in assets and liabilities:
Other assets	6,829	(4,886)
Accounts payable and accrued expenses	(13,775)	3,985
Accrued interest payable	(284)	(67)
Other liabilities	(2,273)	54
Cash flow provided by operating activities	111,587	43,252
Cash flows from investing activities:
Acquisition of real estate properties	(25,957)	(139,231)
Investments in unconsolidated real estate entities	(33,519)	(10,205)
Return of investment in unconsolidated real estate entities	3,406	—
Disposition of real estate properties, net	155,639	—
Capital expenditures	(29,139)	(17,244)
Additions to real estate under development	(20,723)	—
Proceeds from insurance claims	15,462	—
Cash flow provided by (used in) investing activities	65,169	(166,680)
Cash flows from financing activities:
(Costs) proceeds from issuance of common stock	(960)	41,551
Proceeds from unsecured credit facility and term loans	81,000	369,500
Unsecured credit facility repayments	(226,000)	(234,800)
Mortgage principal repayments	(3,680)	(23,456)
Payments for deferred financing costs	(49)	(1,205)
Distributions on common stock	(43,425)	(24,666)
Distributions to noncontrolling interests	(1,037)	(162)
Repurchase of shares related to equity award tax withholding	(5,881)	(2,942)
Cash flow (used in) provided by financing activities	(200,032)	123,820
Net change in cash and cash equivalents, and restricted cash	(23,276)	392
Cash and cash equivalents, and restricted cash, beginning of period	65,671	13,615
Cash and cash equivalents, and restricted cash, end of the period	$42,395	$14,007
Reconciliation of cash, cash equivalents, and restricted cash to the Consolidated Balance Sheet
Cash and cash equivalents	$11,378	$7,566
Restricted cash	31,017	6,441
Total cash, cash equivalents, and restricted cash, end of period	$42,395	$14,007

The accompanying notes are an integral part of these condensed consolidated financial statements

Independence Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
June 30, 2022
(Unaudited and dollars in thousands, except share and per share data)

NOTE 1: Organization
Independence Realty Trust, Inc. (“IRT”), is a self-administered and self-managed Maryland real estate investment trust (“REIT”) which was formed on March 26, 2009. Our primary purposes are to acquire, own, operate, improve and manage multifamily apartment communities in non-gateway markets. As of June 30, 2022, we owned and operated 120 multifamily apartment properties that contain 35,594 units across non-gateway U.S. markets including Atlanta, Columbus,
Dallas, Denver, Houston, Indianapolis, Louisville, Memphis, Oklahoma City, and Raleigh. In addition, as of June 30, 2022, we owned interests in four unconsolidated joint ventures that are developing multifamily apartment communities. We own all of our assets and conduct substantially all of our operations through Independence Realty Operating Partnership, LP (“IROP”), of which we are the sole general partner.
As used herein, the terms “we,” “our” and “us” refer to Independence Realty Trust, Inc. and, as required by context, IROP and their subsidiaries.
On July 26, 2021, IRT, together with IROP, and IRSTAR Sub, LLC, a wholly-owned subsidiary of IRT (“IRT Merger Sub”), entered into an agreement and plan of merger (the “Merger Agreement”) with Steadfast Apartment REIT, Inc. (“STAR”) and its operating partnership, Steadfast Apartment REIT Operating Partnership, L.P. (“STAR OP”). Consummation of the mergers provided for in the Merger Agreement (which we refer to collectively as the “STAR Merger”) was subject to customary closing conditions, including, among others, receipt of IRT stockholder approval and STAR stockholder approval, which occurred on December 13, 2021. The STAR Merger closed on December 16, 2021. For further discussion, see Note 3: IRT and STAR Merger included in our 2021 Annual Report on Form 10-K.
NOTE 2: Summary of Significant Accounting Policies
a. Basis of Presentation
The accompanying unaudited interim consolidated financial statements have been prepared by management in accordance with generally accepted accounting principles in the United States (“GAAP”). Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations, although we believe that the included disclosures are adequate to make the information presented not misleading. The unaudited interim consolidated financial statements should be read in conjunction with our audited financial statements as of and for the year ended December 31, 2021 included in our 2021 Annual Report on Form 10-K. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our consolidated financial position and consolidated results of operations and cash flows are included. The results of operations for the interim periods presented are not necessarily indicative of the results for the full year. The Company evaluated subsequent events through the date its financial statements were issued. No significant recognized or non-recognized subsequent events were noted other than those described in the footnotes.
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
Notes to Condensed Consolidated Financial Statements
June 30, 2022
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
e. Restricted Cash
Restricted cash includes escrows of our funds held by lenders to fund certain expenditures, such as real estate taxes and insurance, or to be released at our discretion upon the occurrence of certain pre-specified events. As of June 30, 2022 and December 31, 2021, we had $31,017 and $29,699, respectively, of restricted cash.
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
The aggregate value of in-place leases is determined by evaluating various factors, including the terms of the leases that are in place and assumed lease-up periods. The value assigned to in-place lease assets is amortized over the assumed lease up period, typically six months. During the three and six months ended June 30, 2022, we acquired in-place leases with a value of $37 related to our acquisitions that are discussed further in Note 3: Investments in Real Estate. For the three and six months ended June 30, 2022, we recorded $24,206 and $53,288, respectively, of amortization for intangible assets. For the three and six months ended June 30, 2021, we recorded $439 and $835, respectively, of amortization for intangible assets. For each of the three and six months ended June 30, 2022, we wrote-off fully amortized intangible assets of $58,048. For each of the three and six months ended June 30, 2021, we wrote-off fully amortized intangible assets of $792. As of June 30, 2022, we expect to record additional amortization expense on current in-place intangible assets of $18 for the remainder of 2022.
Business Combinations
For properties we acquire or transactions we entered into that are accounted for as business combinations, we apply the acquisition method of accounting under ASC 805, which requires the identification of the acquiror, the determination date, and the recognition and measurement, at fair value, of the assets acquired and liabilities assumed. To the extent that the fair value of net assets acquired differs from the fair value of consideration paid, ASC 805 requires the recognition of goodwill or a gain from a bargain purchase price, if any. For the three and six months ended June 30, 2022, we incurred merger and integration costs of $1,307 and $3,202. These amounts were expensed as incurred, and are included in the consolidated statements of operations in the item titled "Merger and integration costs", and primarily consist of technology migration and implementation, consulting and professional fees and employee severance costs.

Independence Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
June 30, 2022
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
Depreciation Expense
Depreciation expense for real estate assets is computed using a straight-line method based on a life of 40 years for buildings and improvements and five to ten years for furniture, fixtures, and equipment. For the three and six months ended June 30, 2022, we recorded $48,092 and $96,954 of depreciation expense, respectively. For the three and six months ended June 30, 2021, we recorded $16,324 and $32,480 of depreciation expense, respectively. During the three and six months ended June 30, 2022, we wrote-off fully depreciated fixed assets of $1,932 and $3,092, respectively.
Casualty Related Costs
Occasionally, we incur losses at our communities from wind storms, floods, fires and similar hazards. Sometimes, a portion of these losses are not fully covered by our insurance policies due to deductibles. In these cases, we estimate the carrying value of the damaged property and record a casualty loss for the difference between the estimated carrying value and the insurance proceeds. Any amount of insurance recovery in excess of the amount of the losses incurred is considered a gain contingency and is recorded in casualty (gains) losses, net when the proceeds are received. During the three and six months ended June 30, 2022, we recorded $5,592 and $6,985 of net casualty gains, respectively. During the three and six months ended June 30, 2021, we incurred $0 and $359 of casualty losses, respectively.
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

As of June 30, 2022 and December 31, 2021, the carrying value of our investments in real estate under development totaled $61,777 and $41,777, respectively, and was recorded as a separate line item on the face of our consolidated balance sheet.
h. Investments in Unconsolidated Real Estate Entities
We invest in joint ventures in which we exercise significant influence but do not control the major decisions of the joint venture. Therefore, we account for these investments using the equity method of accounting. Under the equity method of accounting, the investments are carried at cost plus our share of net earnings or losses. As of June 30, 2022 and December 31, 2021, the carrying value of our investments in joint ventures totaled $54,178 and $24,999, respectively, and were recorded as a separate line item on the face of our consolidated balance sheet. We recognized losses of $871 and $934 from equity method investments during the three and six months ended June 30, 2022, and these losses were recorded in loss from investments in unconsolidated real estate entities on the face of our consolidated statements of operations.

Independence Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
June 30, 2022
(Unaudited and dollars in thousands, except share and per share data)

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
Advertising Expenses
For the three and six months ended June 30, 2022, we incurred $1,315 and $2,587 of advertising expenses, respectively. For the three and six months ended June 30, 2021, we incurred $636 and $1,180 of advertising expenses, respectively.
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

Independence Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
June 30, 2022
(Unaudited and dollars in thousands, except share and per share data)

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
FASB ASC Topic 825, “Financial Instruments” requires disclosure of the fair value of financial instruments for which it is practicable to estimate that value. Given that cash and cash equivalents and restricted cash are short term in nature with limited fair value volatility, the carrying amount is deemed to be a reasonable approximation of fair value and the fair value input is classified as a Level 1 fair value measurement. The fair value input for the derivatives is classified as a Level 2 fair value measurement within the fair value hierarchy. The fair value inputs for our unsecured credit facility and term loans are classified as Level 2 fair value measurements within the fair value hierarchy. The fair value of mortgage indebtedness is based on a discounted cash flows valuation technique. As this technique utilizes current credit spreads, which are generally unobservable, this is classified as a Level 3 fair value measurement within the fair value hierarchy. We determine appropriate credit spreads based on the type of debt and its maturity. There were no transfers between levels in the fair value hierarchy for the six months ended June 30, 2022. The following table summarizes the carrying amount and the fair value of our financial instruments as of the periods indicated:

	As of June 30, 2022		As of December 31, 2021
Financial Instrument	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Cash and cash equivalents	$11,378	$11,378	$35,972	$35,972
Restricted cash	31,017	31,017	29,699	29,699
Derivative assets	21,162	21,162	2,488	2,488

Liabilities
Debt:
Unsecured Revolver	129,406	129,406	274,109	274,109
Unsecured Term loans	498,255	498,255	497,951	497,951
Secured credit facilities	662,668	617,318	664,618	668,352
Mortgages(1)	1,262,607	1,184,797	1,268,658	1,282,495
Derivative liabilities	—	—	11,896	11,896

(1)	Includes indebtedness associated with real estate held for sale.
l. Deferred Financing Costs
Costs incurred in connection with debt financing are deferred and classified within indebtedness and charged to interest expense over the terms of the related debt agreements, under the effective interest method.

Independence Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
June 30, 2022
(Unaudited and dollars in thousands, except share and per share data)

m. Office Leases
In accordance with FASB ASC Topic 842, “Leases”, lessees are required to recognize a right-of-use asset and a lease liability on the balance sheet at the lease commencement date for all leases, except those leases with terms of less than a year. We lease corporate office space under leases with terms of up to 10 years and that may include extension options, but that do not include any residual value guarantees or restrictive covenants. As of June 30, 2022, we have $3,232 of operating lease right-of-use assets and $3,557 of operating lease liabilities related to our corporate office leases. The operating lease right-of-use assets are presented within other assets and the operating lease liabilities are presented within other liabilities in our consolidated balance sheet. We recorded $383 and $844 of total operating lease expense during the three and six months ended June 30, 2022, which is recorded within property management expense and general and administrative expenses in our condensed consolidated statements of operations.
n. Income Taxes
We have elected to be taxed as a REIT. Accordingly, we recorded no income tax expense for the three and six months ended June 30, 2022 and 2021.
To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our ordinary taxable income to stockholders. As a REIT, we generally are not subject to federal income tax on taxable income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income taxes on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders; however, we believe that we are organized and operate in such a manner as to qualify and maintain treatment as a REIT and intend to operate in such a manner so that we will remain qualified as a REIT for federal income tax purposes.o. R
NOTE 3: Investments in Real Estate
As of June 30, 2022, our investments in real estate consisted of 120 apartment properties that contain 35,594 units. The following table summarizes our investments consolidated in real estate:

	As of June 30, 2022	As of December 31, 2021	Depreciable Lives (In years)
Land	$561,107	$567,507	—
Building	5,571,949	5,622,492	40
Furniture, fixtures and equipment	295,426	272,356	5-10
Total investments in real estate	$6,428,482	$6,462,355
Accumulated depreciation	(329,903)	(243,475)
Investments in real estate, net	$6,098,579	$6,218,880
As of June 30, 2022, we owned two properties that were classified as held for sale. We expect the Meadows Apartments sale to close in the third quarter of 2022 and we continue to market Sycamore Terrace for sale. In connection with the sale of these properties we expect to extinguish $46,200 of mortgage debt and incur approximately $861 of loss on extinguishment of debt. The table below summarizes our held for sale properties.

Property Name	Net carrying value	Units (unaudited)
Meadows Apartments - Louisville, KY	$36,285	400
Sycamore Terrace - Terra Haute, IN	45,533	250
Totals	$81,818	650
Acquisitions
On April 6, 2022, we acquired Views of Music City (phase I), a 96-unit property (unaudited) located in Nashville, TN for $25,440. We purchased this property from one of our unconsolidated joint ventures. On account of our equity

Independence Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
June 30, 2022
(Unaudited and dollars in thousands, except share and per share data)

interest in this joint venture, we received $4,428 of the sales proceeds, comprised of $3,406 as a return of capital and $1,022 as a preferred return on capital. In accordance with ASC 970-323-30-7, we recorded the preferred return on capital as a reduction to the carrying value of the purchased real estate, deferring the gain which will be recognized as income on a pro rata basis as the real estate is depreciated or when it is sold to a third party.
The following table summarizes the relative fair value of the assets and liabilities associated with the acquisition of the Views of Music City (phase I), acquired during the six month period ended June 30, 2022, on the date of acquisition accounted for under FASB ASC Topic 805-50-15-3.

Fair Value of Assets Acquired During the Six Months Ended June 30, 2022
Assets acquired:
Investments in real estate	$24,481
Intangible assets	37
Total assets acquired	24,518
Liabilities assumed:
Accounts payable and accrued expenses	7
Other liabilities	53
Total liabilities assumed	60
Estimated fair value of net assets acquired	$24,458
Dispositions
The following table summarizes our dispositions for the six months ended June 30, 2022:

Property Name	Date of Sale	Sale Price	Gain on sale
Riverchase	01/18/2022	$31,000	$12,901
Heritage Park	02/02/2022	48,500	31,366
Raindance	02/02/2022	47,500	33,748
Haverford	02/02/2022	31,050	16,697
Total		$158,050	$94,712
NOTE 4: Investments in Unconsolidated Real Estate
We have entered into joint ventures with unrelated third parties to own, operate, acquire, develop and manage real estate assets that are accounted for under the equity method of accounting, and are included in investments in unconsolidated real estate entities on the consolidated balance sheets.
Our joint ventures are funded with a combination of debt and equity. We will consolidate entities that we control as well as any variable interest entity where we are the primary beneficiary. Under the VIE model, we will consolidate an entity when we have the control to direct the activities of the VIE and the obligations to absorb losses or the right to receive benefits that could potentially be significant to the VIE. Under the voting model, we consolidate an entity when we control the entity through ownership of a majority voting interest. We separately analyzed the initial accounting for each investment in unconsolidated entity and concluded that each are a voting interest entity. Our equity interest varies for each joint venture between 50% to 90% but, in each case, we share control of the major decisions that most significantly impact the joint ventures with our partners. Since we do not control the joint venture through our ownership interest, they are accounted for under the equity method of accounting. As of June 30, 2022, our investments in unconsolidated real estate entities had aggregate land, building, and construction in progress costs capitalized of $136,300 and aggregate construction debt of $60,240. We do not guarantee any debt, capital payout or other obligations associated with our joint ventures. We

Independence Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
June 30, 2022
(Unaudited and dollars in thousands, except share and per share data)

recognize earnings or losses from our investments in unconsolidated real estate entities consisting of our proportionate share of the net earnings or losses of the joint ventures.
The following table summarizes our investments in unconsolidated real estate entities as of June 30, 2022 and December 31, 2021:

				Carrying Value As Of
Investments in Unconsolidated Real Estate	Location	Units(1) (Unaudited)	IRT Ownership Interest	June 30, 2022	December 31, 2021
Metropolis at Innsbrook	Richmond, VA	402	84.8%	$16,968	$14,632
Views of Music City / The Jackson	Nashville, TN	408	50.0%	6,887	10,368
Virtuoso	Huntsville, AL	400	90.0%	15,640	—
Lakeline Station	Austin, TX	378	90.0%	14,683	—
Total		1,588		$54,178	$24,999
(1)Represents the total number of units after development is complete and each property is placed in service. As of June 30, 2022 only the Virtuoso investment’s development is complete and has ongoing operations.
NOTE 5: Indebtedness
The following tables contain summary information concerning our indebtedness as of June 30, 2022:

Debt:	Outstanding Principal	Unamortized Debt Issuance Costs	Unamortized Loan (Discount)/Premiums	Carrying Amount	Type	Weighted Average Rate	Weighted Average Maturity (in years)
Unsecured revolver(1)	$132,003	$(2,597)	$—	$129,406	Floating	2.8%	3.6
Unsecured term loans	500,000	(1,745)	—	498,255	Floating	2.7%	2.7
Secured credit facilities	635,128	(2,478)	30,018	662,668	Floating/Fixed	4.1%	6.4
Mortgages(2)	1,234,932	(8,398)	36,073	1,262,607	Fixed	3.9%	5.7
Total Debt	$2,502,063	$(15,218)	$66,091	$2,552,936		3.6%	5.2

(1)	The unsecured revolver's maximum borrowing capacity is $500,000, of which $132,003 was outstanding as of June 30, 2022.
(2)	Includes indebtedness associated with real estate held for sale.
The following table contains summary information concerning our indebtedness as of June 30, 2022:

	Scheduled maturities on our indebtedness outstanding as of June 30, 2022
Debt:	2022	2023	2024	2025	2026	Thereafter
Unsecured revolver	$—	$—	$—	$—	$132,003	$—
Unsecured term loans	—	—	300,000	—	200,000	—
Secured credit facilities	—	—	—	3,525	10,493	621,110
Mortgages(1)	6,754	10,998	107,621	168,554	131,166	809,839
Total	$6,754	$10,998	$407,621	$172,079	$473,662	$1,430,949

(1)	Includes indebtedness associated with real estate held for sale.

Independence Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
June 30, 2022
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
On July 25, 2022, we entered into the Fourth Amended, Restated and Consolidated Credit Agreement (the “Restated Credit Agreement”) which amends and restates in its entirety the Third Amended and Restated Credit Agreement dated as of December 14, 2021 (the "Prior Credit Agreement"). The Restated Credit Agreement provides for an aggregate amount available for borrowing of $1,100,000, which represents an increase of $100,000 over the Prior Credit Agreement. The Prior Credit Agreement provided for a $500,000 unsecured revolving credit facility (the “Revolving Credit Facility”) with a January 31, 2026 scheduled maturity date and three unsecured term loans, specifically: (i) a $200,000 term loan with a May 18, 2026 maturity date (the “2026 Term Loan”); (ii) a $200,000 term loan with a January 17, 2024 maturity date (the “January 2024 Term Loan”); and (iii) a $100,000 term loan with a November 20, 2024 maturity date (the “November 2024 Term Loan” and, together with the January 2024 Term Loan, the “2024 Term Loans”). The Restated Credit Agreement provides for a new $400,000 term loan with a January 28, 2028 maturity date (the “2028 Term Loan”). Proceeds of the new 2028 Term Loan were used to (i) repay and retire the 2024 Term Loans, and (ii) reduce $100,000 of outstanding borrowings under the Revolving Credit Facility. In addition, the Restated Credit Agreement changes the LIBOR interest rate option to SOFR. The Restated Credit Agreement otherwise continues, without material change, the 2026 Term Loan and the Revolving Credit Facility.
IROP has the right to request an increase in the aggregate amount of the Restated Credit Agreement from $1,100,000 to up to $1,500,000, subject to certain terms and conditions, including receipt of commitments from one or more lenders, whether or not currently parties to the Restated Credit Agreement, to provide such increased amounts, which increase may be allocated, at IROP’s option, to the Revolving Credit Facility and/or to one or more of the Term Loans, in accordance with the Restated Credit Agreement.
Borrowings under the 2028 Term Loan bear interest at a rate equal to either (i) the SOFR rate plus a margin of 115 to 180 basis points, or (ii) a base rate plus a margin of 15 to 80 basis points. These margins represent a 5-basis point decrease from those applicable to the term loans that were repaid and retired. The margin for borrowings under the Revolving Credit Facility and the 2026 Term Loan remained unchanged, with (1) Revolving Credit Facility borrowings bearing interest at a rate equal to either (i) the SOFR rate plus a margin of 125 to 200 basis points, or (ii) a base rate plus a margin of 25 to 100 basis points; and (2) 2026 Term Loan borrowings bearing interest at a rate equal to either (i) the SOFR rate plus a margin of 120 to 190 basis points, or (ii) a base rate plus a margin of 20 to 90 basis points. The applicable margin will be determined based upon IROP’s consolidated leverage ratio. At the time of closing, based on IROP’s consolidated leverage ratio, the applicable margin was 125 basis points for the Revolving Credit Facility, 120 basis points for the 2026 Term Loan and 115 basis points for the 2028 Term Loan.
As of June 30, 2022, we were in compliance with all financial covenants contained in the documents governing our indebtedness.

Independence Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
June 30, 2022
(Unaudited and dollars in thousands, except share and per share data)

NOTE 6: Derivative Financial Instruments
The following table summarizes the aggregate notional amounts and estimated net fair values of our derivative instruments as of June 30, 2022 and December 31, 2021:

	As of June 30, 2022			As of December 31, 2021
	Notional	Fair Value of Assets	Fair Value of Liabilities	Notional	Fair Value of Assets	Fair Value of Liabilities
Cash flow hedges:
Interest rate swap	$300,000	$16,864	—	$150,000	$2,488	$6,463
Interest rate collars	250,000	4,298	—	250,000	—	5,433
Total	$550,000	$21,162	—	$400,000	$2,488	$11,896
Effective interest rate swaps and caps are reported in accumulated other comprehensive income, and the fair value of these hedge agreements is recorded as derivative assets or liabilities on the face of our consolidated balance sheet.
For our interest rate swap and collars that are considered highly effective hedges, we reclassified realized losses of $1,182 and $2,988 to earnings within interest expense for the three and six months ended June 30, 2022, and we expect $5,390 to be reclassified out of accumulated other comprehensive income to earnings over the next 12 months.
On July 12, 2022, we entered into two forward starting interest rate collars, each with a notional value of $100,000, a cap rate of 2.50%, a floor rate of 1.50% and a maturity date of January 17, 2028. The forward interest rate collars have an effective date of January 17, 2024 and November 17, 2024, respectively. We designated these forward interest rate collars as cash flow hedges at inception and determined that the hedges are highly effective in offsetting interest rate fluctuations associated with the identified indebtedness.
NOTE 7: Stockholders' Equity and Noncontrolling Interests
Stockholders’ Equity
On May 18, 2022, our board of directors declared a dividend of $0.14 per share on our common stock, which was paid on July 22, 2022 to common stockholders of record as of July 1, 2022.
On March 14, 2022, our board of directors declared a dividend of $0.12 per share on our common stock, which was paid on April 22, 2022 to common stockholders of record as of April 1, 2022.
On November 13, 2020, we entered into an equity distribution agreement pursuant to which we may from time to time offer and sell shares of our common stock having an aggregate offering price of up to $150,000 (the “ATM Program”) in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended. Under the ATM Program, we may also enter into one or more forward sale transactions for the sale of shares of our common stock on a forward basis. We entered into forward sale transactions under the ATM Program on November 1, 2021 and on March 7, 2022 each for the forward sale of 1,000,000 shares of our common stock. Neither of the forward sale transactions has settled as of June 30, 2022. Subject to our right to elect net share settlement, we expect to physically settle the forward sale transactions by their respective maturity dates of December 15, 2022 and March 31, 2023. As of June 30, 2022, approximately $56,836 remained available for issuance under the ATM Program. No forward sale transactions under the ATM Program were entered into during the three months ended June 30, 2022.

Independence Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
June 30, 2022
(Unaudited and dollars in thousands, except share and per share data)

The following table summarizes our unsettled sales transactions under the ATM Program for the six months ended June 30, 2022.

During the Three Months Ended	Number of Shares Sold	Current Forward Price	Estimated Net Proceeds	Expiration Date of Forward Contract
December 31, 2021	676,500	$23.21	$15,704	December 15, 2022
December 31, 2021	323,500	24.07	7,786	December 15, 2022
March 31, 2022	1,000,000	26.22	26,223	March 31, 2023
June 30, 2022	—	—	—
Total	2,000,000		$49,713
We evaluated the accounting for the forward sale transactions under FASB ASC Topic 480 “Distinguishing Liabilities from Equity” and FASB ASC Topic 815 “Derivatives and Hedging”. As the forward sale transactions are considered indexed to our own equity and since they meet the equity classification conditions in ASC 815-40-25, the forward sale transactions have been classified as equity.
On May 18, 2022, our Board of Directors authorized a common stock repurchase program (the "Stock Repurchase Program") covering up to $250,000 in shares of our common stock. Under the Stock Repurchase Program, we, in our discretion, may purchase our shares from time to time in the open market or in privately negotiated transactions. The amount and timing of the purchases will depend on a number of factors, including the price and availability of our shares, trading volumes and general market conditions. The Stock Repurchase Program has no time limit and may be suspended or discontinued at any time. During the three and six months ended June 30, 2022, we had no repurchases of shares under the Stock Repurchase Program. As of June 30, 2022, we had $250,000 remaining authorized for purchase under the Stock Repurchase Program.
Noncontrolling Interest
During the three and six months ended June 30, 2022, holders of IROP units exchanged 879,821 and 890,669 units for 879,821 and 890,669 shares of our common stock, respectively. As of June 30, 2022, 6,091,172 IROP units held by unaffiliated third parties remain outstanding.
On May 18, 2022, our board of directors declared a dividend of $0.14 per unit, which was paid on July 22, 2022 to IROP LP unit holders of record as of July 1, 2022.
On March 14, 2022, our board of directors declared a dividend of $0.12 per unit, which was paid on April 22,
2022 to IROP LP unit holders of record as of April 1, 2022.
NOTE 8: Equity Compensation Plans
Long Term Incentive Plan
On May 18, 2022, our stockholders approved our 2022 Long Term Incentive Plan (the “2022 Incentive Plan”). The 2022 Incentive Plan replaces our 2016 Long Term Incentive Plan (the “Prior Plan”) and no new awards may be made under the Prior Plan, although awards outstanding under the Prior Plan will remain subject to the terms of the Prior Plan. The 2022 Incentive plan provides for grants of equity and equity-based awards to our employees, officers, directors, consultants and other service providers, and such awards may take the form of restricted or unrestricted shares of common stock, non-qualified stock options, incentive stock options, restricted stock units (“RSUs), stock appreciation rights (“SARs”), dividend equivalents and other equity and cash-based awards. A maximum of 8,000,000 shares of our common stock (plus up to an additional 1,280,610 shares of our common stock, to the extent that shares subject to outstanding awards under the Prior Plan are recycled into the 2022 Incentive Plan) may be awarded under the 2022 Stock Incentive Plan, subject to customary adjustment for stock splits, reverse stock splits and similar corporate events or transactions affecting shares of our common stock.
Under the 2022 Stock Incentive Plan and the Prior Plan, we have granted restricted shares, RSUs, and PSUs to our employees. These awards generally vest or vested over a two-to four-year period. In addition, we have granted unrestricted

Independence Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
June 30, 2022
(Unaudited and dollars in thousands, except share and per share data)

shares to our non-employee directors. These awards generally vest or vested immediately. A summary of restricted common share award and RSU activity is presented below.

	2022
	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Balance, January 1,	404,988	$13.75
Granted	237,648	23.70
Vested	(202,678)	13.71
Forfeited	(30,607)	20.85
Balance, June 30,(1)	409,351	$19.02

(1)	The outstanding award balances above include 163,348 and 67,381 RSUs as of June 30, 2022 and December 31, 2021, respectively.
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
During the six months ended June 30, 2022 and 2021, a portion of the RSUs and PSUs granted were issued to employees who are retirement eligible. The fact that the grantees are retirement eligible resulted in immediate recognition of the associated stock-based compensation expense totaling $2,422 and $2,112, respectively.
NOTE 9: Earnings Per Share
The following table presents a reconciliation of basic and diluted earnings (loss) per share for the three and six months ended June 30, 2022 and 2021:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Net (loss) income	$(7,399)	$3,407	$69,482	$4,500
Income allocated to noncontrolling interest	194	(21)	(2,087)	(28)
Net (loss) income allocable to common shares	$(7,205)	$3,386	$67,395	$4,472
Weighted-average shares outstanding—Basic	221,164,284	102,023,204	220,982,714	101,847,876
Weighted-average shares outstanding—Diluted	221,164,284	102,923,924	222,033,857	102,822,099
(Loss) earnings per share—Basic	$(0.03)	$0.03	$0.30	$0.04
(Loss) earnings per share—Diluted	$(0.03)	$0.03	$0.30	$0.04
Certain IROP units, restricted stock awards, and forward sale agreements were excluded from the earnings (loss) per share computation because their effect would have been anti-dilutive, totaling 8,112,835 and 8,112,835 for the three and six months ended June 30, 2022, respectively, and 552,360 and 552,360 for three and six months ended June 30, 2021, respectively.
NOTE 10: Other Disclosures
Litigation
We are subject to various legal proceedings and claims that arise in the ordinary course of our business operations. Matters which arise out of allegations of bodily injury, property damage, and employment practices are generally covered by insurance. While the resolution of these matters cannot be predicted with certainty, we currently believe the final

Independence Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
June 30, 2022
(Unaudited and dollars in thousands, except share and per share data)

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
Overview
Our Company
We are a self-administered and self-managed Maryland real estate investment trust (“REIT”), that acquires, owns, operates, improves and manages multifamily apartment communities across non-gateway U.S. markets. As of June 30, 2022, we owned and operated 120 multifamily apartment properties that contain 35,594 units. Our properties are located in Alabama, Colorado, Florida, Georgia, Illinois, Indiana, Kentucky, North Carolina, Ohio, Oklahoma, South Carolina, Tennessee, Texas, and Virginia. In addition, as of June 30, 2022, we owned interests in four unconsolidated joint ventures that are developing multifamily apartment communities that will contain, in aggregate, 1,588 units upon completion. We do not have any foreign operations and our business is not seasonal.
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

Property Portfolio
As of June 30, 2022, we owned and consolidated 120 multifamily apartment properties, totaling 35,594 units. Below is a summary of our consolidated property portfolio by market.

(Dollars in thousands, except per unit data)	As of June 30, 2022				For the Three Months Ended June 30,
Market	Number of Properties	Units	Gross Real Estate Assets	Period End Occupancy	Average Effective Monthly Rent per Unit	Net Operating Income	% of NOI
Atlanta, GA	13	5,180	$1,052,005	95.1%	$1,510	$14,444	15.1%
Dallas, TX	14	4,007	844,430	96.0%	1,652	11,074	11.6%
Denver, CO	9	2,292	600,811	96.3%	1,590	7,703	8.1%
Columbus, OH	10	2,510	362,658	95.4%	1,262	5,941	6.2%
Indianapolis, IN	8	2,256	321,982	95.2%	1,218	4,905	5.1%
Oklahoma City, OK	8	2,147	314,376	96.3%	1,083	4,858	5.1%
Raleigh - Durham, NC	6	1,690	253,345	96.7%	1,366	4,814	5.0%
Nashville, TN	5	1,508	363,042	96.7%	1,491	4,459	4.7%
Houston, TX	7	1,932	321,372	95.4%	1,376	4,086	4.3%
Memphis, TN	4	1,383	157,099	94.1%	1,436	3,898	4.1%
Tampa-St. Petersburg, FL	4	1,104	190,063	95.4%	1,614	3,333	3.5%
Louisville, KY	5	1,550	192,615	94.4%	1,131	3,293	3.4%
Birmingham, AL	2	1,074	231,529	96.1%	1,392	2,779	2.9%
Huntsville, AL	3	873	189,963	96.5%	1,459	2,648	2.8%
Lexington, KY	3	886	159,374	98.4%	1,196	2,405	2.5%
Cincinnati, OH	2	542	121,656	96.9%	1,413	1,813	1.9%
Charleston, SC	2	518	81,001	95.9%	1,478	1,654	1.7%
Myrtle Beach, SC - Wilmington, NC	3	628	67,086	95.7%	1,261	1,633	1.7%
Charlotte, NC	2	480	109,291	96.2%	1,583	1,596	1.7%
Greenville, SC	1	702	122,868	94.4%	1,151	1,491	1.6%
Chicago, IL	1	374	89,929	96.8%	1,683	1,283	1.3%
Orlando, FL	1	297	50,006	94.3%	1,616	825	0.9%
San Antonio, TX	1	306	56,997	96.7%	1,459	788	0.8%
Austin, TX	1	256	54,474	96.5%	1,599	731	0.8%
Asheville, NC	1	252	29,161	95.2%	1,325	722	0.8%
Terra Haute, IN	1	250	45,930	90.4%	1,417	648	0.7%
Fort Wayne, IN	1	222	44,026	95.9%	1,347	637	0.7%
Norfolk, VA	1	183	53,918	94.0%	1,776	631	0.7%
Chattanooga, TN	1	192	36,860	98.4%	1,367	513	0.5%
Total/Weighted Average	120	35,594	$6,517,867	95.7%	$1,414	$95,605	100.0%

Current Developments
STAR Merger
On December 16, 2021, we completed our merger with STAR and STAR OP. Through the STAR Merger, we acquired 68 apartment communities that contained 21,394 units and two apartment communities that are under development and that will contain upon completion 621 units. Leading up to and shortly after the closing of the STAR Merger, we delevered our combined balance sheet through a combination of transactions totaling $600 million including the July 2021 underwritten offering, the disposition of three STAR properties prior to merger closing, and the disposition of two properties in late 2021 and four properties in the first quarter of 2022 as described below.
2022 Property Sales
During the six months ended June 30, 2022, we sold four communities for a gross sales price of $158.0 million and recognized a gain on sale of $94.7 million.
Capital Recycling
Our capital recycling program consists of disposing of assets in markets where we lack scale and/or markets where management believes that growth is slowing.
As of June 30, 2022, we had two properties that were classified as held for sale. We expect the sale of these properties to close in the second half of 2022.
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
Investment in Unconsolidated Real Estate Entities
To create another avenue for accretive capital allocation and to increase our options for capital investment, we partner with developers through preferred equity investments and joint venture relationships focused on new multifamily development.
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
On March 31, 2022, we formed a joint venture to acquire and own a project comprised of 400 single family home rental units in Huntsville, AL. Development of phase one of this project (comprised of 178 homes) was completed in 2021. Upon acquisition of phase one by the joint venture, 85% of the homes were leased. We expect phase two of the project (comprised of 222 homes) to be completed during the third quarter of 2022. We have committed to invest an aggregate $37.1 million in this joint venture, and, as of June 30, 2022, had funded $16.4 million on account of this commitment.
On June 3, 2022, we entered into a joint venture for the development of Lakeline Station, a 378-unit community to be built in Austin, TX. We have committed to invest an aggregate $29.7 million in this joint venture, and, as of June 30, 2022, had funded $14.6 million on account of this commitment. Site improvements began in June 2022 with completion of the project scheduled for the second quarter of 2024.
Value Add
Our value add program provides us with the opportunity to improve long-term growth through targeted unit renovations at communities where there is the potential for outsized rent growth.
We completed renovations on 195 units during the quarter ended June 30, 2022. From inception of our value add program in January 2018 through June 2022, we completed renovations on 4,203 of the 9,233 ongoing and completed units, achieving a return on investment of 21.7% (and approximately 24.8% on the interior portion of such renovation costs) an average monthly rental increase of 24.1%. We compute return on cost by using the rent premium per unit per month, multiplied by 12, divided by the applicable renovation costs per unit and we compute the rent premium as the difference between the rental rate on the renovated unit and the market rent for a comparable unrenovated unit as of the date presented, as determined by management consistent with its customary rent-setting and evaluation procedures. We expect to complete the remaining value add projects at the selected communities throughout 2022 and 2023.
Capital Markets
Forward Sale Agreements
On November 13, 2020, we entered into an equity distribution agreement pursuant to which we may from time to time offer and sell shares of our common stock having an aggregate offering price of up to $150,000 (the “ATM Program”) in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended. Under the ATM Program, we may also enter into one or more forward sale transactions for the sale of shares of our common stock on a forward basis. For more information on our forward sale agreements, see Note 6 (Stockholders' Equity and Noncontrolling Interests). No forward sale transactions under the ATM Program were entered into during the three months ended June 30, 2022.
Increased Divided to $0.14
On May 18, 2022, our board of directors approved a quarterly dividend of $0.14 per share on our common stock, which represents a 17% increase in the dividend over the prior quarterly rate of $0.12 per share. The dividend was paid on July 22, 2022 to common stockholders of record as of July 1, 2022.
Board Authorized a Stock Repurchase Program
On May 18, 2022, our Board of Directors approved the Stock Repurchase Program covering up to $250,000 in shares of our common stock. Under the Stock Repurchase Program, we, in our discretion, may purchase our shares from time to time in the open market or in privately negotiated transactions. The amount and timing of the purchases will depend on a number of factors, including the price and availability of our shares, trading volumes and general market conditions. The Stock Repurchase Program has no time limit and may be suspended or discontinued at any time.
New $400 Million Term Loan
On July 25, 2022, we entered into the Fourth Amended, Restated and Consolidated Credit Agreement (the “Restated Credit Agreement”) which amends and restates in its entirety the Third Amended and Restated Credit Agreement dated as of December 14, 2021 (the "Prior Credit Agreement"). The Restated Credit Agreement provides for an aggregate amount available for borrowing of $1.1 billion, which represents an increase of $100 million over the Prior Credit Agreement. The Prior Credit Agreement provided for a $500 million unsecured revolving credit facility (the “Revolving Credit Facility”) with a January 31, 2026 scheduled maturity date and three unsecured term loans, specifically: (i) a $200 million term loan with a May 18, 2026 maturity date (the “2026 Term Loan”); (ii) a $200 million term loan with a January 17, 2024 maturity date (the “January 2024 Term Loan”); and (iii) a $100 million term loan with a November 20, 2024 maturity date (the “November 2024 Term Loan” and, together with the January 2024 Term Loan, the “2024 Term Loans”). The Restated Credit Agreement provides for a new $400 million term loan with a January 28, 2028 maturity date (the “2028 Term Loan”). Proceeds of the new 2028 Term Loan were used to (i) repay and retire the 2024 Term Loans, and (ii) reduce $100 million of outstanding borrowings under the Revolving Credit Facility. In addition, the Restated Credit Agreement changes the LIBOR interest rate option to SOFR. The Restated Credit Agreement otherwise continues, without material change, the 2026 Term Loan and the Revolving Credit Facility.
IROP has the right to request an increase in the aggregate amount of the Restated Credit Agreement from $1.1 billion to up to $1.5 billion, subject to certain terms and conditions, including receipt of commitments from one or more lenders, whether or not currently parties to the Restated Credit Agreement, to provide such increased amounts, which increase may be allocated, at IROP’s option, to the Revolving Credit Facility and/or to one or more of the Term Loans, in accordance with the Restated Credit Agreement.
Borrowings under the 2028 Term Loan bear interest at a rate equal to either (i) the SOFR rate plus a margin of 115 to 180 basis points, or (ii) a base rate plus a margin of 15 to 80 basis points. These margins represent a 5-basis point decrease from those applicable to the term loans that were repaid and retired. The margin for borrowings under the Revolving Credit Facility and the 2026 Term Loan remained unchanged, with (1) Revolving Credit Facility borrowings bearing interest at a rate equal to either (i) the SOFR rate plus a margin of 125 to 200 basis points, or (ii) a base rate plus a margin of 25 to 100 basis points; and (2) 2026 Term Loan borrowings bearing interest at a rate equal to either (i) the SOFR rate plus a margin of 120 to 190 basis points, or (ii) a base rate plus a margin of 20 to 90 basis points. The applicable margin will be determined based upon IROP’s consolidated leverage ratio. At the time of closing, based on IROP’s consolidated leverage ratio, the applicable margin was 125 basis points for the Revolving Credit Facility, 120 basis points for the 2026 Term Loan and 115 basis points for the 2028 Term Loan.

Results of Operations
As of June 30, 2022, we owned and consolidated 120 multifamily apartment properties, of which 113 comprised the Combined Same-Store Portfolio. We discuss below, under "Non-GAAP Financial Measures," our methodology for categorizing our 120 properties, as applicable, into IRT Same-Store Portfolio (48 properties as of June 30, 2022), STAR Same-Store Portfolio (65 properties as of June 30, 2022) and Combined Same-Store Portfolio (113 properties as of June 30, 2022). Because of substantial changes in our total property portfolio as the result of the STAR Merger that closed on December 16, 2021, the financial data presented below show significant changes in revenue and expenses from period-to-period.
Three Months Ended June 30, 2022 compared to the Three Months Ended June 30, 2021

	COMBINED SAME-STORE PROPERTIES				COMBINED NON SAME-STORE PROPERTIES				Q2 2021 Pre-Merger STAR Portfolio(1)	CONSOLIDATED
(Dollars in thousands)	Three Months Ended June 30,				Three Months Ended June 30,					Three Months Ended June 30,
	2022	2021	Increase (Decrease)	% Change	2022	2021	Increase (Decrease)	% Change		2022	2021	Increase (Decrease)	% Change
Property Data:
Number of properties	113	113	—	—%	7	11	(4)	(36.4)%	(66)	120	58	62	106.9%
Number of units	33,804	33,804	—	—%	1,790	3,257	(1,467)	(45.0)%	(20,800)	35,594	16,261	19,333	118.9%
Average occupancy	95.5%	96.2%	(0.7)%	(0.7)%	93.4%	92.9%	0.5%	0.6%	NM	95.5%	95.9%	(0.4)%	(0.5)%
Average effective monthly rent, per unit	1,412	1,261	151	12.0%	1,443	936	507	54.1%	NM	1,413	1,171	242	20.6%
Revenue:
Rental and other property revenue	146,556	131,544	15,012	11.4%	8,087	9,260	(1,173)	(12.7)%	$(83,518)	$154,643	$57,286	$97,357	169.9%
Expenses:
Property operating expenses	55,821	52,229	3,592	6.9%	3,155	4,081	(926)	(22.7)%	(34,012)	58,976	22,298	36,678	164.5%
Net Operating Income	$90,735	$79,315	$11,420	14.4%	$4,932	$5,179	$(247)	(4.8)%	$(49,506)	$95,667	$34,988	$60,679	173.4%
Other Revenue:
Other revenue										$120	$158	$(38)	-24.1%
Corporate and other expenses:
Property management expenses										6,139	2,176	3,963	182.1%
General and administrative expenses										6,968	4,241	2,727	64.3%
Depreciation and amortization expense										72,793	16,763	56,030	334.2%
Casualty (gains) losses, net										(5,592)	—	(5,592)	100.0%
Other (income) expense										(294)	—	(294)	100.0%
Loss from investments in unconsolidated real estate entities										871	—	871	100.0%
Interest expense										(20,994)	(8,559)	(12,435)	145.3%
Merger and integration costs										(1,307)	—	(1,307)	100.0%
Net (loss) income										$(7,399)	$3,407	$(10,806)	(317.2)%
Income allocated to noncontrolling interests										194	(21)	215	(1023.8)%
Net (loss) income available to common shares										$(7,205)	$3,386	$(10,591)	(312.8)%
(1)Represents metrics of the STAR Portfolio for the three months ended June 30, 2021, the period of ownership prior to the consummation of the STAR Merger on December 16, 2021 and is presented for the purpose of reconciling combined same-store results to the consolidated results for the three months ended June 30, 2021.

Revenue
Rental and other property revenue. Revenue from rental and other property revenue of the consolidated portfolio increased $97.4 million to $154.6 million for the three months ended June 30, 2022 from $57.3 million for the three months ended June 30, 2021. The increase was primarily attributable to the STAR Merger, which contributed a pre-merger revenue base of $83.5 million. In addition, there was year-over-year rental and other property revenue growth of $15.0 million, driven primarily by a 12.0% increase in average effective monthly rents and higher other property revenue compared to the prior year period.

Expenses
Property operating expenses. Property operating expenses increased $36.7 million to $59.0 million for the three months ended June 30, 2022 from $22.3 million for the three months ended June 30, 2021. The increase was primarily due to the STAR Merger, which contributed a pre-merger property operating expense base of $34.0 million.
Property management expenses. Property management expenses increased $4.0 million to $6.1 million for the three months ended June 30, 2022 from $2.2 million for the three months ended June 30, 2021 as a result of higher costs associated with employees that joined IRT in connection with the STAR Merger.
General and administrative expenses. General and administrative expenses increased $2.7 million to $7.0 million for the three months ended June 30, 2022 from $4.2 million for the three months ended June 30, 2021. This increase was primarily due to the increase in costs associated with the employees that joined IRT in connection with the STAR Merger.
Depreciation and amortization expense. Depreciation and amortization expense increased $56.0 million to $72.8 million for the three months ended June 30, 2022 from $16.8 million for the three months ended June 30, 2021. The increase was primarily attributable to higher depreciation and amortization, including approximately $24.2 million of amortization of in-place lease intangibles, from properties acquired in the STAR Merger.
Casualty (gains) losses, net. During the three months ended June 30, 2022, we recognized net casualty gains of $5.6 million as a result of receiving insurance proceeds in excess of losses incurred.
Loss from investments in unconsolidated real estate entities. During the three months ended June 30, 2022, we picked up our portion of the losses on the Ramston and Virtuoso investments in unconsolidated real estate totaling $0.9 million, which were driven by depreciation recognized by the unconsolidated real estate entities.
Interest expense. Interest expense increased $12.4 million to $21.0 million for the three months ended June 30, 2022 from $8.6 million for the three months ended June 30, 2021 primarily due to the assumption of debt in connection with the STAR Merger.
Merger and integration costs. We incurred approximately $1.3 million of STAR merger-related integration costs during the three months ended June 30, 2022. These costs primarily consist of technology migration and implementation, consulting and professional fees.

Results of Operations
Six Months Ended June 30, 2022 compared to the Six Months Ended June 30, 2021

	COMBINED SAME-STORE PROPERTIES				COMBINED NON SAME-STORE PROPERTIES				Q1/2 2021 Pre-Merger STAR Portfolio(1)	CONSOLIDATED
(Dollars in thousands)	Six Months Ended June 30,				Six Months Ended June 30,					Six Months Ended June 30,
	2022	2021	Increase (Decrease)	% Change	2022	2021	Increase (Decrease)	% Change		2022	2021	Increase (Decrease)	% Change
Property Data:
Number of properties	113	113	—	—%	7	11	(4)	(36.4)%	(66)	120	58	62	106.9%
Number of units	33,804	33,804	—	—%	1,790	3,257	(1,467)	(45.0)%	(20,800)	35,594	16,261	19,333	118.9%
Average occupancy	95.4%	95.7%	(0.3)%	(0.3)%	93.4%	94.8%	(1.4)%	(1.5)%	NM	95.3%	95.7%	(0.4)%	(0.4)%
Average effective monthly rent, per unit	1,392	1,252	140	11.2%	1,443	975	468	48.0%	NM	1,392	1,157	235	20.3%
Revenue:
Rental and other property revenue	288,262	259,211	29,051	11.2%	16,359	17,539	(1,180)	(6.7)%	$(164,652)	$304,621	$112,097	$192,524	171.7%
Expenses:
Property operating expenses	108,358	103,149	5,209	5.0%	6,500	7,555	(1,055)	(14.0)%	(67,567)	114,858	43,136	71,722	166.3%
Net Operating Income	$179,904	$156,062	$23,842	15.3%	$9,859	$9,984	$(125)	(1.3)%	$(97,085)	$189,763	$68,961	$120,802	175.2%
Other Revenue:
Other revenue										$505	$459	$46	10.0%
Corporate and other expenses:
Property management expenses										11,696	4,119	7,577	184.0%
General and administrative expenses										14,896	10,183	4,713	46.3%
Depreciation and amortization expense										150,966	33,315	117,651	353.1%
Casualty (gains) losses, net										(6,985)	359	(7,344)	(2045.7)%
Other (income) expense										(736)	—	(736)	100.0%
Loss from investments in unconsolidated real estate entities										934	—	934	100.0%
Interest expense										(41,525)	(16,944)	(24,581)	145.1%
Merger and integration costs										(3,202)	—	(3,202)	100.0%
Gain on sale of real estate assets, net										94,712	—	94,712	100.0%
Net income										$69,482	$4,500	$64,982	1444.0%
Income allocated to noncontrolling interests										(2,087)	(28)	(2,059)	7353.6%
Net income available to common shares										$67,395	$4,472	$62,923	1407.0%
(1)Represents metrics of the STAR Portfolio for the six months ended June 30, 2021, the period of ownership prior to the consummation of the STAR Merger on December 16, 2021 and is presented for the purpose of reconciling combined same-store results to the consolidated results for the six months ended June 30, 2021.

Revenue
Rental and other property revenue. Revenue from rental and other property revenue of the consolidated portfolio increased $192.5 million to $304.6 million for the six months ended June 30, 2022 from $112.1 million for the six months ended June 30, 2021. The increase was primarily attributable to the STAR Merger, which contributed a pre-merger revenue base of $164.7 million. In addition, there was year-over-year rental and other property revenue growth of $29.1 million, driven primarily by a 11.2% increase in average effective monthly rents and higher other property revenue compared to the prior year period.

Expenses
Property operating expenses. Property operating expenses increased $71.7 million to $114.9 million for the six months ended June 30, 2022 from $43.1 million for the six months ended June 30, 2021. The increase was primarily due to the STAR Merger, which contributed a pre-merger property operating expense base of $67.6 million.
Property management expenses. Property management expenses increased $7.6 million to $11.7 million for the six months ended June 30, 2022 from $4.1 million for the six months ended June 30, 2021 as a result of higher costs associated with employees that joined IRT in connection with the STAR Merger.
General and administrative expenses. General and administrative expenses increased $4.7 million to $14.9 million for the six months ended June 30, 2022 from $10.2 million for the six months ended June 30, 2021. This increase was primarily due to the increase in costs associated with the employees that joined IRT in connection with the STAR Merger.
Depreciation and amortization expense. Depreciation and amortization expense increased $117.7 million to $151.0 million for the six months ended June 30, 2022 from $33.3 million for the six months ended June 30, 2021. The increase was primarily attributable to higher depreciation and amortization, including approximately $53.3 million of amortization of in-place lease intangibles, from properties acquired in the STAR Merger.
Casualty (gains) losses, net. During the six months ended June 30, 2022, we recognized net casualty gains of $7.0 million as a result of receiving insurance proceeds in excess of losses incurred. During the six months ended June 30, 2021, we incurred casualty losses incurred of $0.4 million related to severe winter storms at our Texas and Oklahoma properties.
Loss from unconsolidated joint venture. During the six months ended June 30, 2022, we incurred losses on the Ramston and Virtuoso investments in unconsolidated joint ventures totaling $0.9 million, which were driven by depreciation recognized by the unconsolidated real estate entities.
Interest expense. Interest expense increased $24.6 million to $41.5 million for the six months ended June 30, 2022 from $16.9 million for the six months ended June 30, 2021 primarily due to the assumption of debt in connection with the STAR Merger.
Merger and integration costs. We incurred approximately $3.2 million of STAR merger-related integration costs during the six months ended June 30, 2022. These costs primarily consist of technology migration and implementation, consulting and professional fees and employee severance costs.
Gain on sale of real estate assets, net. During the six months ended June 30, 2022, four multi-family properties were sold resulting in gains of $94.7 million.

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
CFFO is a computation made by analysts and investors to measure a real estate company’s operating performance by removing the effect of items that do not reflect ongoing property operations, including depreciation and amortization of other items not included in FFO, and other non-cash or non-operating gains or losses related to items such as casualty (gains) losses, loan premium accretion and discount amortization, debt extinguishment costs, and merger and integration costs from the determination of FFO.
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
Set forth below is a reconciliation of net income to FFO and CFFO for the three and six months ended June 30, 2022 and 2021 (in thousands, except share and per share information):

	For the Three Months Ended June 30, 2022		For the Three Months Ended June 30, 2021
	Amount	Per Share(1)	Amount	Per Share(2)
Funds From Operations (FFO):
Net (loss) income	$(7,399)	$(0.03)	$3,407	$0.03
Adjustments:
Real estate depreciation and amortization	72,298	0.32	16,683	0.17
Real estate depreciation and amortization from investments in unconsolidated real estate entities	515	—	—	—
FFO	$65,414	$0.29	$20,090	$0.20
Core Funds From Operations (CFFO):
FFO	$65,414	$0.29	$20,090	$0.20
Adjustments:
Other depreciation and amortization	495	—	80	—
Casualty (gains) losses, net	(5,592)	(0.02)	—	—
Loan (premium accretion) discount amortization, net	(2,741)	(0.01)	—	—
Other (income) expense	(294)	—	—	—
Merger and integration costs	1,307	—	—	—
CFFO	$58,589	$0.26	$20,170	$0.20

	For the Six Months Ended June 30, 2022		For the Six Months Ended June 30, 2021
	Amount	Per Share(1)	Amount	Per Share(2)
Funds From Operations (FFO):
Net income	$69,482	$0.30	$4,500	$0.04
Adjustments:
Real estate depreciation and amortization	150,241	0.66	33,155	0.33
Real estate depreciation and amortization from investments in unconsolidated real estate entities	515	—	—	—
Net gain on sale of real estate assets excluding debt extinguishment costs	(94,712)	(0.42)	—	—
FFO	125,526	$0.54	37,655	$0.37
Core Funds From Operations (CFFO):
FFO	$125,526	$0.55	$37,655	$0.37
Adjustments:
Other depreciation and amortization	725	—	160	—
Casualty (gains) losses, net	(6,985)	(0.03)	359	—
Loan (premium accretion) discount amortization, net	(5,495)	(0.02)	—	—
Other (income) expense	(673)	—	—	—
Merger and integration costs	3,202	0.01	—	—
CFFO	$116,300	$0.51	$38,174	$0.37
(1)Based on 227,966,261 and 227,873,108 weighted-average shares and units outstanding for the three and six months ended June 30, 2022.
(2)Based on 102,584,809 and 102,465,624 weighted-average shares and units outstanding for the three and six months ended June 30, 2021.
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
Same-Store Properties and Same-Store Portfolio
We review our same-store portfolio at the beginning of each calendar year. Properties are added into the same-store portfolio if they were owned at the beginning of the previous year. Properties that are held-for-sale or have been sold are excluded from the same-store portfolio. Because our portfolio of properties changed significantly as the result of our STAR Merger, which closed on December 16, 2021, we present, as described below, information on the IRT Same-Store Portfolio, STAR Same-Store Portfolio and Combined Same-Store Portfolio.
IRT Same-Store Portfolio
IRT Same-Store Portfolio represents the 48 properties that IRT owned and consolidated as of January 1, 2021 and through June 30, 2022 (other than properties held for sale as of June 30, 2022).

STAR Same-Store Portfolio
STAR Same-Store Portfolio represents the 65 properties that STAR owned and consolidated as of January 1, 2021 and that, following the consummation of the Merger on December 16, 2021, continued to be owned and consolidated by IRT through June 30, 2022 (other than properties held for sale as of June 30, 2022).
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

Set forth below is a reconciliation of Combined Same-Store Portfolio net operating income to net income (loss) available to common shares for the three and six months ended June 30, 2022 and 2021 (in thousands, except per unit data):

	Three Months Ended June 30,(a)			Six Months Ended June 30,(a)
	2022	2021	% change	2022	2021	% change
Revenue:
Rental and other property revenue	$146,556	$131,544	11.4%	$288,262	$259,211	11.2%
Property Operating Expenses
Real estate taxes	19,351	18,917	2.3%	38,077	37,050	2.8%
Property insurance	3,002	2,712	10.7%	5,786	5,373	7.7%
Personnel expenses	12,248	11,758	4.2%	24,300	23,218	4.7%
Utilities	7,078	6,719	5.3%	14,386	13,926	3.3%
Repairs and maintenance	6,031	4,574	31.9%	10,241	8,824	16.1%
Contract services	5,126	4,726	8.5%	9,848	9,091	8.3%
Advertising expenses	1,223	1,308	(6.6)%	2,402	2,566	(6.4)%
Other expenses	1,762	1,515	16.3%	3,317	3,102	6.9%
Total property operating expenses	55,821	52,229	6.9%	108,358	103,149	5.0%
Net operating income	$90,735	$79,315	14.4%	$179,904	$156,062	15.3%

NOI Margin	61.9%	60.3%	1.6%	62.4%	60.2%	2.2%
Average Occupancy	95.5%	96.2%	(0.7)%	95.4%	95.7%	(0.3)%

Average effective monthly rent, per unit	$1,412	$1,261	12.0%	$1,392	$1,252	11.2%
Reconciliation of Combined Same-Store NOI to Net (Loss) Income:
Combined Same-Store Portfolio NOI(a)	$90,735	$79,315		$179,904	$156,062
Combined non same-store NOI	4,932	5,179		9,859	9,984
Pre-Merger STAR Portfolio NOI(b)	—	(49,506)		—	(97,085)
Other revenue	120	158		505	459
Property management expenses	(6,139)	(2,176)		(11,696)	(4,119)
General and administrative expenses	(6,968)	(4,241)		(14,896)	(10,183)
Depreciation and amortization	(72,793)	(16,763)		(150,966)	(33,315)
Casualty gains (losses), net	5,592	—		6,985	(359)
Interest expense	(20,994)	(8,559)		(41,525)	(16,944)
Gain on sale of real estate assets, net	—	—		94,712	—
Other income (expense)	294	—		736	—
Loss from investments in unconsolidated real estate entities	(871)	—		(934)	—
Merger and integration costs	(1,307)	—		(3,202)	—
Net (loss) income	$(7,399)	$3,407		$69,482	$4,500
(a)Combined Same-Store Portfolio for the three and six months ended June 30, 2022 and 2021 included 113 properties containing 33,804 units.
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
•the use of our cash and cash equivalents of $11.4 million as of June 30, 2022;
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
Stock Repurchase Program
On May 18, 2022, our Board of Directors authorized a common stock repurchase program (the "Stock Repurchase Program") covering up to $250,000 in shares of our common stock. Under the Stock Repurchase Program, we, in our discretion, may purchase our shares from time to time in the open market or in privately negotiated transactions. The amount and timing of the purchases will depend on a number of factors, including the price and availability of our shares, trading volumes and general market conditions. The Stock Repurchase Program has no time limit and may be suspended or discontinued at any time.
Cash Flows
As of June 30, 2022 and 2021, we maintained cash and cash equivalents, and restricted cash of approximately $42.4 million and $14.0 million, respectively. Our cash and cash equivalents were generated from the following activities (dollars in thousands):

	For the Six Months Ended June 30,
	2022	2021
Cash flow from operating activities	$111,587	$43,252
Cash flow from investing activities	65,169	(166,680)
Cash flow from financing activities	(200,032)	123,820
Net change in cash and cash equivalents, and restricted cash	(23,276)	392
Cash and cash equivalents, and restricted cash, beginning of period	65,671	13,615
Cash and cash equivalents, and restricted cash, end of the period	$42,395	$14,007

Our cash inflows from operating activities during the six months ended June 30, 2022 and 2021 were primarily driven by ongoing operations of our properties.
Our cash inflows from investing activities during the six months ended June 30, 2022 were primarily due to $155.6 million of proceeds from four property dispositions and proceeds from insurance claims of $15.5 million, partially offset by $33.5 million of investments in unconsolidated real estate entities, $29.1 million of capital expenditures, $26.0 million of acquisitions of real estate properties, and $20.7 million of investments in real estate under development. Our cash outflows from investing activities during the six months ended June 30, 2021 were primarily due to $139.2 million of cash used to acquire two properties and $17.2 million of capital expenditures.
Our cash outflows from financing activities during the six months ended June 30, 2022 were primarily due to $145.0 million of net pay downs on our unsecured revolver and $44.5 million payment of dividends on our common stock and noncontrolling interests. Our cash inflows from financing activities during the six months ended June 30, 2021 were primarily due to proceeds from the unsecured credit facility and term loans of $369.5 partially offset by credit facility repayments of $234.8 and dividends on our common stock of $24.7.
Contractual Commitments
Our 2021 Annual Report on Form 10-K includes a table of contractual commitments. There were no material changes to these commitments since the filing of our Annual Report on Form 10-K except for the Restated Credit Agreement entered into on July 25, 2022. See —Note 5 (Indebtedness) for details of our Restated Credit Agreement.
Off-Balance Sheet Arrangements
There were no off-balance sheet arrangements during the six months ended June 30, 2022 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our interests.
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
Item 3.    Quantitative and Qualitative Disclosure About Market Risk.
Our 2021 Annual Report on Form 10-K contains a discussion of qualitative and quantitative market risks. There have been no material changes in quantitative and qualitative market risks during the six months ended June 30, 2022 from the disclosures included in our 2021 Annual Report on Form 10-K.
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
Effective as of June 30, 2022, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation referred to above during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
During the three months ended June 30, 2022, holders of IROP units exchanged 879,821 units for 879,821 shares of our common stock. The exchange of the 879,821 units for 879,821 shares occurred on May 25, 2022 and June 14, 2022 and the issuance of the shares was exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act. As of June 30, 2022, 6,091,172 IROP units held by unaffiliated third parties remained outstanding.
During the three months ended June 30, 2022, we withheld shares of common stock to satisfy employee tax withholding obligations payable upon the vesting of restricted common stock awards as follow:

Period	Total Number of Shares Purchased	Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 2022	1,496	$27.23	—	$—
May 2022	—	—	—	250,000
June 2022	—	—	—	250,000
Total	1,496	$27.23	—
(1)The price reported is the average price paid per share using our closing price on the NYSE on the vesting date of the relevant award.
(2)On May 18, 2022, our Board of Directors approved the Stock Repurchase Program covering up to $250,000 in shares of our common stock. Under the Stock Repurchase Program, we, in our discretion, may purchase our shares from time to time in the open market or in privately negotiated transactions. The amount and timing of the purchases will depend on a number of factors, including the price and availability of our shares, trading volumes and general market conditions. The Stock Repurchase Program has no time limit and may be suspended or discontinued at any time.
Item 3.    Defaults Upon Senior Securities.
None.
Item 4.    Mine Safety Disclosures.
None.
Item 5.    Other Information.
None.

Item 6.    Exhibits.
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

2.1
Agreement and Plan of Merger, dated as of July 26, 2021, by and among Independence Realty Trust, Inc., Independence Realty Operating Partnership, LP, IRSTAR Sub, LLC, LLC, Steadfast Apartment REIT, Inc. and Steadfast Apartment REIT Operating Partnership, L.P., incorporated by reference to Exhibit 2.1 to IRT’s Current Report on Form 8-K filed on July 26, 2021.*

10.1
Fourth Amended, Restated and Consolidated Credit Agreement (the “Credit Agreement”), dated as of July 25, 2022, by and among the Independence Realty Operating Partnership, LP as borrower, Independence Realty Trust, Inc., and the other guarantors party thereto, collectively, as guarantors, Citibank, N.A. (together with any successor in interest, “Citibank”) and KeyBank National Association (together with any successor in interest, “KeyBank”), as initial Lenders, Issuing Lenders and Swing Loan Lenders, the other lending institutions which are parties to the Credit Agreement as “Lenders”, the other lending institutions that may become parties to the Credit Agreement and KeyBank, as administrative agent for Lenders, with Citibank, and The Huntington National Bank, as Revolving Facility Co-Syndication Agents, Regions Bank, and Capital One, National Association, as 2021 Term Loan Co-Syndication Agents, Capital One, National Association and PNC Bank, National Association, as 2022 Term Loan Co-Syndication Agents, Bank Of America, N.A., Capital One, National Association, Citizens Bank, PNC Bank, National Association, Regions Bank, BMO Harris Bank, N.A., The Huntington National Bank and Truist Bank (successor by merger to SunTrust Bank), as Co-Documentation Agents, Citibank, and KeyBanc Capital Markets, as Revolving Facility and 2021 Term Loan Joint Bookrunners, KeyBanc Capital Markets, Capital One, National Association, and The Huntington National Bank, as 2022 Term Loan Joint Bookrunners, and KeyBanc Capital Markets, Citibank, and The Huntington National Bank, as Revolving Facility Joint Lead Arrangers, and KeyBanc Capital Markets, Capital One, National Association, and Regions Capital Markets, as 2021 Term Loan Joint Lead Arrangers, KeyBanc Capital Markets, Capital One, National Association, and The Huntington National Bank, as 2022 Term Loan Joint Lead Arrangers, incorporated by reference to Exhibit 10.1 to IRT's Current Report on Form 8-K filed on July 27, 2022.

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

101	iXBRL (Inline eXtensible Business Reporting Language). The following materials, formatted in iXBRL: (i) Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021, (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2022 and 2021, (iii) Consolidated Statement of Comprehensive Income (Loss) for the three and six months ended June 30, 2022 and 2021, (iv) Consolidated Statements of Changes in Equity for the three and six months ended June 30, 2022 and 2021, (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2022 and 2021 and (vi) notes to the consolidated financial statements as of June 30, 2022.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).
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

Independence Realty Trust, Inc.

Date: July 28, 2022	By:	/s/ SCOTT F. SCHAEFFER
Scott F. Schaeffer
Chair of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: July 28, 2022	By:	/s/ JAMES J. SEBRA
James J. Sebra
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: July 28, 2022	By:	/s/ JASON R. DELOZIER
Jason R. Delozier
Chief Accounting Officer
(Principal Accounting Officer)