Form 10-Q
period 2022-09-30
INDEPENDENCE REALTY TRUST, INC.
filed 2022-10-27
CIK 1466085

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 24, 2022 there were 224,074,403 shares of the Registrant’s common stock issued and outstanding.

INDEPENDENCE REALTY TRUST, INC.

PART I—FINANCIAL INFORMATION
Item 1.    Financial Statements
Independence Realty Trust, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited and dollars in thousands, except share and per share data)

	As of September 30, 2022	As of December 31, 2021
ASSETS:
Investments in real estate:
Investments in real estate, at cost	$6,634,087	$6,462,355
Accumulated depreciation	(379,171)	(243,475)
Investments in real estate, net	6,254,916	6,218,880
Real estate held for sale	82,178	61,560
Investment in real estate under development	86,763	41,777
Cash and cash equivalents	23,753	35,972
Restricted cash	35,829	29,699
Investments in unconsolidated real estate entities	70,608	24,999
Other assets	34,480	38,052
Derivative assets	43,967	2,488
Intangible assets, net of accumulated amortization of $97 and $4,779, respectively	1,039	53,269
Total Assets	$6,633,533	$6,506,696
LIABILITIES AND EQUITY:
Indebtedness, net	$2,667,183	$2,705,336
Indebtedness associated with real estate held for sale	46,442	—
Accounts payable and accrued expenses	126,310	106,332
Accrued interest payable	11,019	7,175
Dividends payable	32,188	16,792
Derivative liabilities	—	11,896
Other liabilities	13,816	17,089
Total Liabilities	2,896,958	2,864,620
Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized, 0 and 0 shares issued and outstanding, respectively	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized, 224,056,179 and 220,753,735 shares issued and outstanding, including 233,370 and 269,622 unvested restricted common share awards, respectively	2,241	2,208
Additional paid-in capital	3,749,550	3,678,903
Accumulated other comprehensive income (loss)	37,569	(11,940)
Retained earnings (accumulated deficit)	(194,014)	(188,410)
Total stockholders’ equity	3,595,346	3,480,761
Noncontrolling interests	141,229	161,315
Total Equity	3,736,575	3,642,076
Total Liabilities and Equity	$6,633,533	$6,506,696
The accompanying notes are an integral part of these condensed consolidated financial statements.

Independence Realty Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited and dollars in thousands, except share and per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
REVENUE:
Rental and other property revenue	$160,300	$60,592	$464,921	$172,689
Other revenue	300	188	805	647
Total revenue	160,600	60,780	465,726	173,336
EXPENSES:
Property operating expenses	59,967	23,164	174,825	66,300
Property management expenses	5,744	2,199	17,440	6,318
General and administrative expenses	5,625	3,985	20,521	14,168
Depreciation and amortization expense	49,722	17,384	200,688	50,699
Casualty (gains) losses, net	(191)	—	(7,176)	359
Total expenses	120,867	46,732	406,298	137,844
Interest expense	(22,093)	(8,700)	(63,618)	(25,644)
Gain on sale of real estate assets, net	—	11,492	94,712	11,492
Merger and integration costs	(275)	(5,276)	(3,477)	(5,276)
Other income (expense)	765	—	1,501	—
Loss from investments in unconsolidated real estate entities	(1,477)	—	(2,411)	—
Net income:	16,653	11,564	86,135	16,064
Income allocated to noncontrolling interest	(430)	(62)	(2,517)	(90)
Net income allocable to common shares	$16,223	$11,502	$83,618	$15,974
Earnings per share:
Basic	$0.07	$0.11	$0.38	$0.16
Diluted	$0.07	$0.11	$0.38	$0.15
Weighted-average shares:
Basic	221,960,609	104,918,674	221,312,261	102,882,723
Diluted	222,867,546	107,668,675	222,359,585	104,062,661
The accompanying notes are an integral part of these condensed consolidated financial statements.

Independence Realty Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited and dollars in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$16,653	$11,564	$86,135	$16,064
Other comprehensive income (loss):
Change in fair value of interest rate hedges	19,439	4,759	54,318	20,296
Realized gains (losses) on interest rate hedges reclassified to earnings	214	(2,238)	(3,408)	(5,859)
Total other comprehensive income	19,653	2,521	50,910	14,437
Comprehensive income before allocation to noncontrolling interests	36,306	14,085	137,045	30,501
Allocation to noncontrolling interests	(944)	(79)	(3,918)	(212)
Comprehensive income	$35,362	$14,006	$133,127	$30,289
The accompanying notes are an integral part of these condensed consolidated financial statements.

Independence Realty Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Equity
(Unaudited and dollars in thousands, except share information)

	Common Shares	Par Value Common Shares	Additional Paid In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2021	220,753,735	$2,208	$3,678,903	$(11,940)	$(188,410)	$3,480,761	$161,315	$3,642,076
Net income	—	—	—	—	74,600	74,600	2,280	76,880
Common dividends declared ($0.12 per share)	—	—	—	—	(26,833)	(26,833)	—	(26,833)
Other comprehensive income	—	—	—	21,898	—	21,898	692	22,590
Stock compensation	395,029	3	3,535	—	—	3,538	—	3,538
Repurchase of shares related to equity award tax withholding	(48,452)	—	(3,183)	—	—	(3,183)	—	(3,183)
Conversion of noncontrolling interest to common shares	10,848	—	68	—	—	68	(68)	—
Issuance of common shares, net	51,498	1	(845)	—	—	(844)	—	(844)
Distribution to noncontrolling interest declared ($0.12 per unit)	—	—	—	—	—	—	(837)	(837)
Balance, March 31, 2022	221,162,658	$2,212	$3,678,478	$9,958	$(140,643)	$3,550,005	$163,382	$3,713,387
Net loss	—	—	—	—	(7,205)	(7,205)	(194)	(7,399)
Common dividends declared ($0.14 per share)	—	—	—	—	(31,054)	(31,054)	—	(31,054)
Other comprehensive income	—	—	—	8,472	—	8,472	195	8,667
Stock compensation	19,297	—	1,715	—	—	1,715	—	1,715
Repurchase of shares related to equity award tax withholding	(1,496)	—	(2,698)	—	—	(2,698)	—	(2,698)
Conversion of noncontrolling interest to common shares	879,821	9	21,384	—	—	21,393	(21,393)	—
Issuance of common shares, net	—	—	(116)	—	—	(116)	—	(116)
Distribution to noncontrolling interest declared ($0.14 per unit)	—	—	—	—	—	—	(852)	(852)
Balance, June 30, 2022	222,060,280	$2,221	$3,698,763	$18,430	$(178,902)	$3,540,512	$141,138	$3,681,650
Net income	—	—	—	—	16,223	16,223	430	16,653
Common dividends declared ($0.14 per share)	—	—	—	—	(31,335)	(31,335)	—	(31,335)
Other comprehensive income	—	—	—	19,139	—	19,139	514	19,653
Stock compensation	(3,080)	—	1,096	—	—	1,096	—	1,096
Repurchase of shares related to equity award tax withholding	(1,021)	—	—	—	—	—	—	—
Issuance of common shares, net	2,000,000	20	49,691	—	—	49,711	—	49,711
Distribution to noncontrolling interest declared ($0.14 per unit)	—	—	—	—	—	—	(853)	(853)
Balance, September 30, 2022	224,056,179	$2,241	$3,749,550	$37,569	$(194,014)	$3,595,346	$141,229	$3,736,575
The accompanying notes are an integral part of these condensed consolidated financial statements

Independence Realty Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Equity
(Unaudited and dollars in thousands, except share information)

	Common Shares	Par Value Common Shares	Additional Paid In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2020	101,803,762	$1,018	$919,615	$(33,822)	$(178,751)	$708,060	$4,711	$712,771
Net income	—	—	—	—	1,086	1,086	7	1,093
Common dividends declared ($0.12 per share)	—	—	—	—	(12,486)	(12,486)	—	(12,486)
Other comprehensive income	—	—	—	13,325	—	13,325	88	13,413
Stock compensation	286,647	2	3,346	—	—	3,348	—	3,348
Repurchase of shares related to equity award tax withholding	(56,677)	(2)	(2,860)	—	—	(2,862)	—	(2,862)
Issuance of common shares, net	—	—	(59)	—	—	(59)	—	(59)
Distribution to noncontrolling interest declared ($0.12 per unit)	—	—	—	—	—	—	(80)	(80)
Balance, March 31, 2021	102,033,732	$1,018	$920,042	$(20,497)	$(190,151)	$710,412	$4,726	$715,138
Net income	—	—	—	—	3,386	3,386	21	3,407
Other comprehensive income (loss)	—	—	—	(1,514)	—	(1,514)	17	(1,497)
Stock compensation	23,436	1	1,356	—	—	1,357	—	1,357
Repurchase of shares related to equity award tax withholding	(1,674)	1	(81)	—	—	(80)	—	(80)
Issuance of common shares, net	2,932,000	30	41,580	—	—	41,610	—	41,610
Conversion of noncontrolling interest to common shares	122,155	1	857	—	—	858	(858)	—
Common dividends declared ($0.12 per share)	—	—	—	—	(12,585)	(12,585)	—	(12,585)
Distribution to noncontrolling interest declared ($0.12 per unit)	—	—	—	—	—	—	(67)	(67)
Balance, June 30, 2021	105,109,649	$1,051	$963,754	$(22,011)	$(199,350)	$743,444	$3,839	$747,283
Net income	—	—	—	—	11,502	11,502	62	11,564
Other comprehensive income	—	—	—	2,504	—	2,504	17	2,521
Stock compensation	(2,209)	—	1,298	—	—	1,298	—	1,298
Repurchase of shares related to equity award tax withholding	(726)	—	36	—	—	36	—	36
Issuance of common shares, net	—	—	(70)	—	—	(70)	—	(70)
Common dividends declared ($0.12 per share)	—	—	—	—	(12,581)	(12,581)	—	(12,581)
Distribution to noncontrolling interest declared ($0.12 per unit)	—	—	—	—	—	—	(66)	(66)
Balance, September 30, 2021	105,106,714	$1,051	$965,018	$(19,507)	$(200,429)	$746,133	$3,852	$749,985
The accompanying notes are an integral part of these condensed consolidated financial statements

Independence Realty Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited and dollars in thousands)

	For the Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income	$86,135	$16,064
Adjustments to reconcile net income to cash flow from operating activities:
Depreciation and amortization	200,688	50,699
Accretion of loan discounts and premiums, net	(8,245)	—
Amortization of deferred financing costs, net	2,727	1,154
Stock compensation expense	6,238	5,914
Gain on sale of real estate assets, net	(94,712)	(11,492)
Amortization related to derivative instruments	958	920
Casualty (gains) losses, net	(7,176)	359
Loss from investments in unconsolidated real estate entities	2,411	—
Other (income) expense	(1,249)	—
Changes in assets and liabilities:
Other assets	(2,266)	(2,518)
Accounts payable and accrued expenses	5,507	12,834
Accrued interest payable	3,844	(268)
Other liabilities	(3,619)	59
Cash flow provided by operating activities	191,241	73,725
Cash flows from investing activities:
Acquisition of real estate properties	(201,777)	(139,231)
Investments in unconsolidated real estate entities	(51,426)	(13,561)
Return of investment in unconsolidated real estate entities	3,406	—
Disposition of real estate properties, net	155,639	39,182
Capital expenditures	(55,648)	(31,827)
Additions to real estate under development	(40,009)	—
Proceeds from insurance claims	15,653	—
Cash flow used in investing activities	(174,162)	(145,437)
Cash flows from financing activities:
Proceeds from issuance of common stock, net	48,751	41,481
Proceeds from unsecured credit facility and term loans	687,500	387,500
Unsecured credit facility and term loan repayments	(666,525)	(234,800)
Mortgage principal repayments	(5,514)	(79,582)
Payments for deferred financing costs	(1,654)	(1,261)
Distributions on common stock	(74,479)	(37,249)
Distributions to noncontrolling interests	(1,891)	(228)
Repurchase of shares related to equity award tax withholding	(5,881)	(2,906)
Payments for interest rate collars	(3,475)	—
Cash flow (used in) provided by financing activities	(23,168)	72,955
Net change in cash and cash equivalents, and restricted cash	(6,089)	1,243
Cash and cash equivalents, and restricted cash, beginning of period	65,671	13,615
Cash and cash equivalents, and restricted cash, end of the period	$59,582	$14,858
Reconciliation of cash, cash equivalents, and restricted cash to the Consolidated Balance Sheet
Cash and cash equivalents	$23,753	$8,720
Restricted cash	35,829	6,138
Total cash, cash equivalents, and restricted cash, end of period	$59,582	$14,858
The accompanying notes are an integral part of these condensed consolidated financial statements

Independence Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
September 30, 2022
(Unaudited and dollars in thousands, except share and per share data)

NOTE 1: Organization
Independence Realty Trust, Inc. (“IRT”), is a self-administered and self-managed Maryland real estate investment trust (“REIT”) which was formed on March 26, 2009. Our primary purposes are to acquire, own, operate, improve and manage multifamily apartment communities in non-gateway markets. As of September 30, 2022, we owned and operated 122 multifamily apartment properties that contain 36,176 units (unaudited) across non-gateway U.S. markets including Atlanta, Columbus, Dallas, Denver, Houston, Indianapolis, Louisville, Memphis, Oklahoma City, and Raleigh. In addition, as of September 30, 2022, we owned interests in five unconsolidated joint ventures that are developing multifamily apartment communities. We own all of our assets and conduct substantially all of our operations through Independence Realty Operating Partnership, LP (“IROP”), of which we are the sole general partner.
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
September 30, 2022
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
e. Restricted Cash
Restricted cash includes escrows of our funds held by lenders to fund certain expenditures, such as real estate taxes and insurance, or to be released at our discretion upon the occurrence of certain pre-specified events. As of September 30, 2022 and December 31, 2021, we had $35,829 and $29,699, respectively, of restricted cash.
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
The aggregate value of in-place leases is determined by evaluating various factors, including the terms of the leases that are in place and assumed lease-up periods. The value assigned to in-place lease assets is amortized over the assumed lease up period, typically six months. During the three and nine months ended September 30, 2022, we acquired in-place leases with a value of $1,099 and $1,136, respectively, related to our acquisitions that are discussed further in Note 3: Investments in Real Estate. For the three and nine months ended September 30, 2022, we recorded $79 and $53,367, respectively, of amortization for intangible assets. For the three and nine months ended September 30, 2021, we recorded $368 and $1,203, respectively, of amortization for intangible assets. For the three and nine months ended September 30, 2022, we wrote-off fully amortized intangible assets of $0 and $58,048, respectively. For the three and nine months ended September 30, 2021, we wrote-off fully amortized intangible assets of $0 and $792, respectively. As of September 30, 2022, we expect to record additional amortization expense on current in-place intangible assets of $556 for the remainder of 2022.
Business Combinations
For properties we acquire or transactions we entered into that are accounted for as business combinations, we apply the acquisition method of accounting under ASC 805, which requires the identification of the acquiror, the determination date, and the recognition and measurement, at fair value, of the assets acquired and liabilities assumed. To the extent that the fair value of net assets acquired differs from the fair value of consideration paid, ASC 805 requires the recognition of goodwill or a gain from a bargain purchase price, if any. For the three and nine months ended September 30, 2022, we incurred merger and integration costs of $275 and $3,477. These amounts were expensed as incurred, and are included in the consolidated statements of operations in the item titled "Merger and integration costs", and primarily consist of technology migration and implementation, consulting and professional fees and employee severance costs.

Independence Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
September 30, 2022
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
Depreciation Expense
Depreciation expense for real estate assets is computed using a straight-line method based on a life of 40 years for buildings and improvements and five to ten years for furniture, fixtures, and equipment. For the three and nine months ended September 30, 2022, we recorded $49,268 and $146,222 of depreciation expense, respectively. For the three and nine months ended September 30, 2021, we recorded $17,016 and $49,496 of depreciation expense, respectively. During the three and nine months ended September 30, 2022, we wrote-off fully depreciated fixed assets of $0 and $3,092, respectively.
Casualty Related Costs
Occasionally, we incur losses at our communities from wind storms, floods, fires and similar hazards. Sometimes, a portion of these losses are not fully covered by our insurance policies due to deductibles. In these cases, we estimate the carrying value of the damaged property and record a casualty loss for the difference between the estimated carrying value and the insurance proceeds. Any amount of insurance recovery in excess of the amount of the losses incurred is considered a gain contingency and is recorded in casualty (gains) losses, net when the proceeds are received. During the three and nine months ended September 30, 2022, we recorded $191 and $7,176 of net casualty gains, respectively. During the three and nine months ended September 30, 2021, we incurred $0 and $359 of casualty losses, respectively.
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

As of September 30, 2022 and December 31, 2021, the carrying value of our investments in real estate under development totaled $86,763 and $41,777, respectively, and was recorded as a separate line item on the face of our consolidated balance sheet.
h. Investments in Unconsolidated Real Estate Entities
We invest in joint ventures in which we exercise significant influence but do not control the major decisions of the joint venture. Therefore, we account for these investments using the equity method of accounting. Under the equity method of accounting, the investments are carried at cost plus our share of net earnings or losses. As of September 30, 2022 and December 31, 2021, the carrying value of our investments in joint ventures totaled $70,608 and $24,999, respectively, and were recorded as a separate line item on the face of our consolidated balance sheet. We recognized losses of $1,477 and $2,411 from equity method investments during the three and nine months ended September 30, 2022, and these losses were recorded in loss from investments in unconsolidated real estate entities on the face of our consolidated statements of operations.

Independence Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
September 30, 2022
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
Notes to Condensed Consolidated Financial Statements
September 30, 2022
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
FASB ASC Topic 825, “Financial Instruments” requires disclosure of the fair value of financial instruments for which it is practicable to estimate that value. Given that cash and cash equivalents and restricted cash are short term in nature with limited fair value volatility, the carrying amount is deemed to be a reasonable approximation of fair value and the fair value input is classified as a Level 1 fair value measurement. The fair value input for the derivatives is classified as a Level 2 fair value measurement within the fair value hierarchy. The fair value inputs for our unsecured credit facility and term loans are classified as Level 2 fair value measurements within the fair value hierarchy. The fair value of mortgage indebtedness is based on a discounted cash flows valuation technique. As this technique utilizes current credit spreads, which are generally unobservable, this is classified as a Level 3 fair value measurement within the fair value hierarchy. We determine appropriate credit spreads based on the type of debt and its maturity. There were no transfers between levels in the fair value hierarchy for the nine months ended September 30, 2022. The following table summarizes the carrying amount and the fair value of our financial instruments as of the periods indicated:

	As of September 30, 2022		As of December 31, 2021
Financial Instrument	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Cash and cash equivalents	$23,753	$23,753	$35,972	$35,972
Restricted cash	35,829	35,829	29,699	29,699
Derivative assets	43,967	43,967	2,488	2,488

Liabilities
Debt:
Unsecured Revolver	195,932	195,932	274,109	274,109
Unsecured Term loans	596,907	596,907	497,951	497,951
Secured credit facilities	661,193	586,867	664,618	668,352
Mortgages(1)	1,259,593	1,129,909	1,268,658	1,282,495
Derivative liabilities	—	—	11,896	11,896

(1)	Includes indebtedness associated with real estate held for sale.
l. Deferred Financing Costs
Costs incurred in connection with debt financing are deferred and classified within indebtedness and charged to interest expense over the terms of the related debt agreements, under the effective interest method.
m. Office Leases
In accordance with FASB ASC Topic 842, “Leases”, lessees are required to recognize a right-of-use asset and a lease liability on the balance sheet at the lease commencement date for all leases, except those leases with terms of less than a year. We lease corporate office space under leases with terms of up to 10 years and that may include extension

Independence Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
September 30, 2022
(Unaudited and dollars in thousands, except share and per share data)

options, but that do not include any residual value guarantees or restrictive covenants. As of September 30, 2022, we have $3,049 of operating lease right-of-use assets and $3,368 of operating lease liabilities related to our corporate office leases. The operating lease right-of-use assets are presented within other assets and the operating lease liabilities are presented within other liabilities in our consolidated balance sheet. We recorded $252 and $1,096 of total operating lease expense during the three and nine months ended September 30, 2022, which is recorded within property management expense and general and administrative expenses in our condensed consolidated statements of operations.
n. Income Taxes
We have elected to be taxed as a REIT. Accordingly, we recorded no income tax expense for the three and nine months ended September 30, 2022 and 2021.
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
o. Employee Retention Credit
Under the terms of the March 27, 2020 Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), we are eligible and applied for assistance in the form of a refundable employee retention credit. Since applicable GAAP guidance is limited, we adopted an accounting policy by analogizing to International Accounting Standard 20 “Accounting for Government Grants” to recognize employee retention credits as a reimbursement of payroll related expenses within property operating expenses, property management expenses, and general and administrative expenses in our condensed consolidated statements of operations. During the three months ended September 30, 2022, we received employee retention credit refunds totaling $6,238 and recognized $738 in property operating expenses, $212 in property management expenses and $211 in general and administrative expenses representing a reimbursement of previously paid employer payroll taxes, $788 in property operating expenses and $6 in property management expenses representing a reimbursement for retention costs and $257 representing interest within other income (expense) in our condensed consolidated statements of operations. The remainder will be included in accounts payable and accrued expenses in our condensed consolidated balance sheets and recognized on a systematic basis through December 2023 as a reimbursement of payroll related expenses attributable to off-cycle compensation increases awarded to employees beginning in July 2022 and intended to support employee retention during the pandemic and its ongoing effect on the macroeconomic environment. R
NOTE 3: Investments in Real Estate
As of September 30, 2022, our investments in real estate consisted of 122 apartment properties that contain 36,176 units (unaudited). The following table summarizes our investments in real estate:

	As of September 30, 2022	As of December 31, 2021	Depreciable Lives (In years)
Land	$581,698	$567,507	—
Building	5,728,487	5,622,492	40
Furniture, fixtures and equipment	323,902	272,356	5-10
Total investments in real estate	$6,634,087	$6,462,355
Accumulated depreciation	(379,171)	(243,475)
Investments in real estate, net	$6,254,916	$6,218,880
As of September 30, 2022, we owned two properties that were classified as held for sale. The sale of Meadows Apartments closed on October 26, 2022 and we expect Sycamore Terrace to close in the fourth quarter of 2022. In

Independence Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
September 30, 2022
(Unaudited and dollars in thousands, except share and per share data)

connection with the sale of these properties we expect to extinguish $46,087 of mortgage debt. The table below summarizes our held for sale properties.

Property Name	Net carrying value	Units (unaudited)
Meadows Apartments - Louisville, KY	$36,545	400
Sycamore Terrace - Terre Haute, IN	45,633	250
Totals	$82,178	650
Acquisitions
On April 6, 2022, we acquired Views of Music City (phase I), a 96-unit property (unaudited) located in Nashville, TN for $25,440. We purchased this property from one of our unconsolidated joint ventures. On account of our equity interest in this joint venture, we received $4,428 of the sales proceeds, comprised of $3,406 as a return of capital and $1,022 as a preferred return on capital. In accordance with ASC 970-323-30-7, we recorded the preferred return on capital as a reduction to the carrying value of the purchased real estate, deferring the gain which will be recognized as income on a pro rata basis as the real estate is depreciated or when it is sold to a third party.
On August 16, 2022, we acquired Cyan Mallard Creek, a 234-unit property (unaudited) located in Charlotte, NC for $80,000.
On September 13, 2022, we acquired The Enclave at Tranquility Lake, a 348-unit property (unaudited) located in Tampa, FL for $98,000.
The following table summarizes the relative fair value of the assets and liabilities associated with acquisitions during the nine months ended September 30, 2022, on the date of acquisition accounted for under FASB ASC Topic 805-50-15-3.

Fair Value of Assets Acquired During the Nine Months Ended September 30, 2022
Assets acquired:
Investments in real estate	$201,611
Other assets	229
Intangible assets	1,136
Total assets acquired	202,976
Liabilities assumed:
Accounts payable and accrued expenses	872
Other liabilities	327
Total liabilities assumed	1,199
Estimated fair value of net assets acquired	$201,777
Dispositions
The following table summarizes our dispositions for the nine months ended September 30, 2022:

Property Name	Date of Sale	Sale Price	Gain on sale
Riverchase	01/18/2022	$31,000	$12,901
Heritage Park	02/02/2022	48,500	31,366
Raindance	02/02/2022	47,500	33,748
Haverford	02/02/2022	31,050	16,697
Total		$158,050	$94,712

Independence Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
September 30, 2022
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
Our joint ventures are funded with a combination of debt and equity. We will consolidate entities that we control as well as any variable interest entity where we are the primary beneficiary. Under the VIE model, we will consolidate an entity when we have the ability to direct the activities of the VIE and the obligations to absorb losses or the right to receive benefits that could potentially be significant to the VIE. Under the voting model, we consolidate an entity when we control the entity through ownership of a majority voting interest. We separately analyzed the initial accounting for each investment in unconsolidated entity and concluded that each are a voting interest entity. Our equity interest varies for each joint venture between 50% to 90% but, in each case, we share control of the major decisions that most significantly impact the joint ventures with our partners. Since we do not control the joint venture through our ownership interest, they are accounted for under the equity method of accounting. As of September 30, 2022, our investments in unconsolidated real estate entities had aggregate land, building, and construction in progress costs capitalized of $174,839 and aggregate construction debt of $77,975. We do not guarantee any debt, capital payout or other obligations associated with our joint ventures. We recognize earnings or losses from our investments in unconsolidated real estate entities consisting of our proportionate share of the net earnings or losses of the joint ventures.
The following table summarizes our investments in unconsolidated real estate entities as of September 30, 2022 and December 31, 2021:

				Carrying Value As Of
Investments in Unconsolidated Real Estate Entities	Location	Units(1) (Unaudited)	IRT Ownership Interest	September 30, 2022	December 31, 2021
Metropolis at Innsbrook	Richmond, VA	402	84.8%	$17,152	$14,632
Views of Music City II / The Crockett	Nashville, TN	408	50.0%	11,198	10,368
Virtuoso	Huntsville, AL	400	90.0%	14,170	—
Lakeline Station	Austin, TX	378	90.0%	18,810	—
The Mustang	Dallas, TX	275	85.0%	9,278	—
Total		1,863		$70,608	$24,999
(1)Represents the total number of units after development is complete and each property is placed in service. As of September 30, 2022 only 178-units at the Virtuoso investment’s development is complete and has ongoing operations.
NOTE 5: Indebtedness
The following tables contain summary information concerning our indebtedness as of September 30, 2022:

Debt:	Outstanding Principal	Unamortized Debt Issuance Costs	Unamortized Loan (Discount)/Premiums	Carrying Amount	Type	Weighted Average Rate	Weighted Average Maturity (in years)
Unsecured revolver(1)	$197,978	$(2,046)	$—	$195,932	Floating	3.6%	3.3
Unsecured term loans	600,000	(3,093)	—	596,907	Floating	3.4%	4.8
Secured credit facilities	635,128	(2,783)	28,848	661,193	Floating/Fixed	4.2%	6.2
Mortgages(2)	1,233,097	(7,996)	34,492	1,259,593	Fixed	3.9%	5.4
Total Debt	$2,666,203	$(15,918)	$63,340	$2,713,625		3.8%	5.3

Independence Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
September 30, 2022
(Unaudited and dollars in thousands, except share and per share data)

(1)	The unsecured revolver's maximum borrowing capacity is $500,000, of which $197,978 was outstanding as of September 30, 2022.
(2)	Includes indebtedness associated with real estate held for sale.
The following table contains summary information concerning our indebtedness as of September 30, 2022:

	Scheduled maturities on our indebtedness outstanding as of September 30, 2022
Debt:	2022	2023	2024	2025	2026	Thereafter
Unsecured revolver	$—	$—	$—	$—	$197,978	$—
Unsecured term loans	—	—	—	—	200,000	400,000
Secured credit facilities	—	—	—	3,525	10,492	621,110
Mortgages(1)	2,327	10,998	70,292	194,259	145,383	809,839
Total	$2,327	$10,998	$70,292	$197,784	$553,853	$1,830,949

(1)	Includes indebtedness associated with real estate held for sale.
The following table contains summary information concerning our indebtedness as of December 31, 2021:

Debt:	Outstanding Principal	Unamortized Debt Issuance Costs	Unamortized Loan (Discount)/Premiums	Carrying Amount	Type	Weighted Average Rate	Weighted Average Maturity (in years)
Unsecured revolver(1)	$277,003	$(2,894)	$—	$274,109	Floating	1.5%	4.1
Unsecured term loans	500,000	(2,049)	—	497,951	Floating	1.4%	3.2
Secured credit facilities	635,128	(2,840)	32,330	664,618	Floating/Fixed	4.0%	6.9
Mortgages	1,238,612	(9,210)	39,256	1,268,658	Fixed	3.9%	6.1
Total Debt	$2,650,743	$(16,993)	$71,586	$2,705,336		3.2%	5.6

(1)	The unsecured revolver's maximum borrowing capacity was $500,000, of which $277,003 was outstanding as of December 31, 2021.
On July 25, 2022, we entered into the Fourth Amended, Restated and Consolidated Credit Agreement (the “Restated Credit Agreement”) which amended and restated in its entirety the Third Amended and Restated Credit Agreement dated as of December 14, 2021 (the "Prior Credit Agreement"). The Restated Credit Agreement provides for an aggregate amount available for borrowing of $1,100,000, which represents an increase of $100,000 over the Prior Credit Agreement. The Prior Credit Agreement provided for a $500,000 unsecured revolving credit facility (the “Revolving Credit Facility”) with a January 31, 2026 scheduled maturity date and three unsecured term loans, specifically: (i) a $200,000 term loan with a May 18, 2026 maturity date (the “2026 Term Loan”); (ii) a $200,000 term loan with a January 17, 2024 maturity date (the “January 2024 Term Loan”); and (iii) a $100,000 term loan with a November 20, 2024 maturity date (the “November 2024 Term Loan” and, together with the January 2024 Term Loan, the “2024 Term Loans”). The Restated Credit Agreement provides for a new $400,000 term loan with a January 28, 2028 maturity date (the “2028 Term Loan”). Proceeds of the new 2028 Term Loan were used to (i) repay and retire the 2024 Term Loans, and (ii) reduce $100,000 of outstanding borrowings under the Revolving Credit Facility. In addition, the Restated Credit Agreement changed the LIBOR interest rate option to SOFR. The Restated Credit Agreement otherwise continues, without material change, the 2026 Term Loan and the Revolving Credit Facility. We recognized the restructuring of the Restated Credit Agreement as a modification of debt for all lenders except for one and incurred deferred financing costs of $1,477 associated with the transaction. We recognized the portion of debt associated with the lender no longer participating in the Restated Credit Agreement as an extinguishment of debt and wrote off their de minimis deferred financing costs.

Independence Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
September 30, 2022
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

As of September 30, 2022, we were in compliance with all financial covenants contained in the documents governing our indebtedness.
NOTE 6: Derivative Financial Instruments
The following table summarizes the aggregate notional amounts and estimated net fair values of our derivative instruments as of September 30, 2022 and December 31, 2021:

	As of September 30, 2022			As of December 31, 2021
	Notional	Fair Value of Assets	Fair Value of Liabilities	Notional	Fair Value of Assets	Fair Value of Liabilities
Cash flow hedges:
Interest rate swap	$300,000	$27,907	—	$150,000	$2,488	$6,463
Interest rate collars	250,000	8,253	—	250,000	—	5,433
Forward interest rate collars	200,000	7,807	—	—	—	—
Total	$750,000	$43,967	—	$400,000	$2,488	$11,896
Effective interest rate swaps and caps are reported in accumulated other comprehensive income, and the fair value of these hedge agreements is recorded as derivative assets or liabilities on the face of our consolidated balance sheet.
For our interest rate swap and collars that are considered highly effective hedges, we reclassified realized (gains) losses of $(537) and $2,452 to earnings within interest expense for the three and nine months ended September 30, 2022, and we expect $11,896 to be reclassified out of accumulated other comprehensive income to earnings over the next 12 months.
On July 12, 2022, we entered into forward starting interest rate collars with a total notional value of $200,000, a cap rate of 2.50%, a floor rate of 1.50% and a maturity date of January 17, 2028. The effective date for $100,000 of the forward interest rate collars is January 17, 2024 and November 17, 2024, respectively. We designated these forward interest rate collars as cash flow hedges at inception and determined that the hedges are highly effective in offsetting interest rate fluctuations associated with the identified indebtedness.

Independence Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
September 30, 2022
(Unaudited and dollars in thousands, except share and per share data)

NOTE 7: Stockholders' Equity and Noncontrolling Interests
Stockholders’ Equity
On September 12, 2022, our board of directors declared a dividend of $0.14 per share on our common stock, which was paid on October 21, 2022 to common stockholders of record as of September 30, 2022.
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
On May 18, 2022, our Board of Directors authorized a common stock repurchase program (the "Stock Repurchase Program") covering up to $250,000 in shares of our common stock. Under the Stock Repurchase Program, we, in our discretion, may purchase our shares from time to time in the open market or in privately negotiated transactions. The amount and timing of the purchases will depend on a number of factors, including the price and availability of our shares, trading volumes and general market conditions. The Stock Repurchase Program has no time limit and may be suspended or discontinued at any time. During the three and nine months ended September 30, 2022, we had no repurchases of shares under the Stock Repurchase Program. As of September 30, 2022, we had $250,000 remaining authorized for purchase under the Stock Repurchase Program.
On September 28, 2022, we physically settled in full 2,000,000 shares that were previously sold on a forward basis under the ATM Program. The forward shares were settled at the current weighted average sales price of $24.97 per share and we received proceeds, net of sales commissions, of approximately $49,935. No forward sale transactions under the ATM Program were entered into during the three months ended September 30, 2022 and there were no forward sale transactions that had not been settled as of September 30, 2022. As of September 30, 2022, approximately $56,836 remained available for issuance under the ATM Program.
Prior to the September 28, 2022 physical settlement, we evaluated the accounting for the forward sale transactions under FASB ASC Topic 480 “Distinguishing Liabilities from Equity” and FASB ASC Topic 815 “Derivatives and Hedging”. As the forward sale transactions were considered indexed to our own equity and since they met the equity classification conditions in ASC 815-40-25, the forward sale transactions were classified as equity.
Noncontrolling Interest
During the three and nine months ended September 30, 2022, holders of IROP units exchanged 0 and 890,669 units for 0 and 890,669 shares of our common stock, respectively. As of September 30, 2022, 6,091,171 IROP units held by unaffiliated third parties remain outstanding.
On September 12, 2022, our board of directors declared a dividend of $0.14 per unit, which was paid on October 21, 2022 to IROP LP unit holders of record as of September 30, 2022.
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
September 30, 2022
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

	2022
	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Balance, January 1,	404,988	$13.75
Granted	220,593	23.76
Vested	(183,455)	12.78
Forfeited	(45,408)	21.33
Balance, September 30,(1)	396,718	$18.89

(1)	The outstanding award balances above include 163,348 and 67,381 RSUs as of September 30, 2022 and December 31, 2021, respectively.
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
During the nine months ended September 30, 2022 and 2021, a portion of the RSUs and PSUs granted were issued to employees who are retirement eligible. The fact that the grantees are retirement eligible resulted in immediate recognition of the associated stock-based compensation expense totaling $2,422 and $2,112, respectively.

Independence Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
September 30, 2022
(Unaudited and dollars in thousands, except share and per share data)

NOTE 9: Earnings Per Share
The following table presents a reconciliation of basic and diluted earnings (loss) per share for the three and nine months ended September 30, 2022 and 2021:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$16,653	$11,564	$86,135	$16,064
Income allocated to noncontrolling interest	(430)	(62)	(2,517)	(90)
Net income allocable to common shares	$16,223	$11,502	$83,618	$15,974
Weighted-average shares outstanding—Basic	221,960,609	104,918,674	221,312,261	102,882,723
Weighted-average shares outstanding—Diluted	222,867,546	107,668,675	222,359,585	104,062,661
Earnings per share—Basic	$0.07	$0.11	$0.38	$0.16
Earnings per share—Diluted	$0.07	$0.11	$0.38	$0.15
Certain IROP units were excluded from the earnings (loss) per share computation because their effect would have been anti-dilutive, totaling 6,091,171 and 6,091,171 for the three and nine months ended September 30, 2022, respectively, and 552,360 and 552,360 for three and nine months ended September 30, 2021, respectively.
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
Overview
Our Company
We are a self-administered and self-managed Maryland real estate investment trust (“REIT”), that acquires, owns, operates, improves and manages multifamily apartment communities across non-gateway U.S. markets. As of September 30, 2022, we owned and operated 122 multifamily apartment properties that contain 36,176 units. Our properties are located in Alabama, Colorado, Florida, Georgia, Illinois, Indiana, Kentucky, North Carolina, Ohio, Oklahoma, South Carolina, Tennessee, Texas, and Virginia. In addition, as of September 30, 2022, we owned interests in five unconsolidated joint ventures that are developing multifamily apartment communities that will contain, in aggregate, 1,863 units upon completion. We do not have any foreign operations and our business is not seasonal.
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

Property Portfolio
As of September 30, 2022, we owned and consolidated 122 multifamily apartment properties, totaling 36,176 units. Below is a summary of our consolidated property portfolio by market.

(Dollars in thousands, except per unit data)	As of September 30, 2022				For the Three Months Ended September 30, 2022
Market	Number of Properties	Units	Gross Real Estate Assets	Period End Occupancy	Average Effective Monthly Rent per Unit	Net Operating Income	% of NOI
Atlanta, GA	13	5,180	$1,057,156	93.1%	$1,578	$14,556	14.5%
Dallas, TX	14	4,007	846,383	95.6%	1,722	12,329	12.3%
Denver, CO	9	2,292	603,321	95.8%	1,655	7,940	7.9%
Columbus, OH	10	2,510	365,300	95.1%	1,323	6,297	6.3%
Indianapolis, IN	8	2,256	324,289	95.0%	1,274	5,288	5.3%
Raleigh - Durham, NC	6	1,690	254,799	94.6%	1,462	5,028	5.0%
Oklahoma City, OK	8	2,147	316,818	94.1%	1,126	4,955	4.9%
Nashville, TN	5	1,508	364,016	93.4%	1,565	4,800	4.8%
Houston, TX	7	1,932	321,804	94.9%	1,409	4,378	4.4%
Memphis, TN	4	1,383	158,953	93.4%	1,519	4,077	4.1%
Tampa-St. Petersburg, FL	5	1,452	289,386	94.7%	1,736	3,817	3.8%
Louisville, KY	5	1,550	193,937	94.0%	1,181	3,309	3.3%
Birmingham, AL	2	1,074	231,907	90.8%	1,444	2,899	2.9%
Huntsville, AL	3	873	190,086	94.8%	1,493	2,775	2.8%
Lexington, KY	3	886	159,694	97.6%	1,242	2,363	2.4%
Charlotte, NC	3	714	189,159	95.4%	1,690	2,155	2.1%
Myrtle Beach, SC - Wilmington, NC	3	628	67,713	96.2%	1,380	1,876	1.9%
Cincinnati, OH	2	542	121,970	96.4%	1,542	1,708	1.7%
Greenville, SC	1	702	123,093	96.7%	1,213	1,601	1.6%
Charleston, SC	2	518	81,186	95.9%	1,573	1,370	1.4%
Chicago, IL	1	374	90,073	94.1%	1,727	1,226	1.2%
San Antonio, TX	1	306	57,017	98.7%	1,495	904	0.9%
Orlando, FL	1	297	50,213	94.3%	1,713	859	0.9%
Asheville, NC	1	252	29,243	95.2%	1,423	774	0.8%
Norfolk, VA	1	183	53,970	97.8%	1,840	676	0.7%
Fort Wayne, IN	1	222	44,098	94.1%	1,392	646	0.6%
Austin, TX	1	256	55,165	89.4%	1,690	644	0.6%
Terre Haute, IN	1	250	46,030	93.2%	1,405	642	0.6%
Chattanooga, TN	1	192	36,915	95.8%	1,412	514	0.5%
Total/Weighted Average	122	36,176	$6,723,694	94.6%	$1,484	$100,406	100.0%

Current Developments
STAR Merger
On December 16, 2021, we completed our merger with STAR and STAR OP. Through the STAR Merger, we acquired 68 apartment communities that contained 21,394 units and two apartment communities that are under development and that will contain upon completion 621 units. Leading up to and shortly after the closing of the STAR Merger, we delevered our combined balance sheet through a combination of transactions totaling $600 million including the July 2021 underwritten offering, the disposition of three STAR properties prior to merger closing, the disposition of two properties in late 2021 and four properties in the first quarter of 2022 as described below.
2022 Property Sales
During the nine months ended September 30, 2022, we sold four communities for a gross sales price of $158.0 million and recognized a gain on sale of $94.7 million.
Capital Recycling
Our capital recycling program consists of disposing of assets in markets where we lack scale and/or markets where management believes that growth is slowing.
As of September 30, 2022, we had two properties that were classified as held for sale. The sale of Meadows Apartments closed on October 26, 2022 and we expect Sycamore Terrace to close in the fourth quarter of 2022.
On April 6, 2022, we purchased, for $25.4 million, the Views of Music City (Phase 1), a 96-unit community in Nashville, TN, from one of our unconsolidated joint ventures (discussed below). On account of our equity interest in this joint venture, we received $4.4 million of the sales proceeds, comprised of $3.4 million as a return of capital and $1.0 million as a preferred return on capital.
On August 16, 2022, we acquired Cyan Mallard Creek, a 234-unit property located in Charlotte, NC for $80,000.
On September 13, 2022, we acquired The Enclave at Tranquility Lake, a 348-unit property located in Tampa, FL for $98,000.
Investment in Unconsolidated Real Estate Entities
To create another avenue for accretive capital allocation and to increase our options for capital investment, we partner with developers through preferred equity investments and joint venture relationships focused on new multifamily development.
In September 2021, we formed a joint venture to acquire and own the Views of Music City (comprised of Phase 1 and Phase 2) and The Crockett, each a multifamily community in Nashville, TN. As discussed above, on April 6, 2022, we purchased Phase 1 of the Views of Music City (comprised of 96 units), following completion of its development, from the joint venture. We expect Phase 2 of the Views of Music City development (comprised of 209 units) to be completed in the fourth quarter of 2023. We expect development of The Crockett (comprised of 199 units) to be completed by year-end 2022.
On March 31, 2022, we formed a joint venture to acquire and own a project comprised of 400 units in Huntsville, AL. Development of phase one of this project (comprised of 178 units) was completed in 2021. Upon acquisition of phase one by the joint venture, 85% of the units were leased. We expect phase two of the project (comprised of 222 units) to be completed during the fourth quarter of 2022. We have committed to invest an aggregate $37.1 million in this joint venture, and, as of September 30, 2022, had funded $16.4 million on account of this commitment.
On June 3, 2022, we entered into a joint venture for the development of Lakeline Station, a 378-unit community to be built in Austin, TX. We have committed to invest an aggregate $29.7 million in this joint venture, and, as of September 30, 2022, had funded $18.6 million on account of this commitment. The project is scheduled to be completed by the second quarter of 2024.
On August 16, 2022, we entered into a joint venture for the development of The Mustang, a 275-unit community to be built in Dallas, TX. We have committed to invest an aggregate $25.6 million in this joint venture, and, as of September 30, 2022, had funded $9.2 million on account of this commitment. The project is scheduled to be completed by the third quarter of 2024.

Value Add
Our value add program provides us with the opportunity to improve long-term growth through targeted unit renovations at communities where there is the potential for outsized rent growth.
We completed renovations on 457 units during the quarter ended September 30, 2022. From inception of our value add program in January 2018 through September 30, 2022, we completed renovations on 4,660 of the 9,233 ongoing and completed units, achieving a return on investment of 21.6% (and approximately 24.1% on the interior portion of such renovation costs) an average monthly rental increase of 23.9%. We compute return on cost by using the rent premium per unit per month, multiplied by 12, divided by the applicable renovation costs per unit and we compute the rent premium as the difference between the rental rate on the renovated unit and the market rent for a comparable unrenovated unit as of the date presented, as determined by management consistent with its customary rent-setting and evaluation procedures. We added 10 properties comprised of 3,350 units to our value add program with renovations expected to begin during the three months ended December 31, 2022. We expect to complete the remaining value add projects at the selected communities throughout 2022 and 2023.
Capital Markets
Forward Sale Agreements
On November 13, 2020, we entered into an equity distribution agreement pursuant to which we may from time to time offer and sell shares of our common stock having an aggregate offering price of up to $150,000 (the “ATM Program”) in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended. Under the ATM Program, we may also enter into one or more forward sale transactions for the sale of shares of our common stock on a forward basis. For more information on our forward sale agreements, see Note 7 (Stockholders' Equity and Noncontrolling Interests). On September 28, 2022, we physically settled in full 2,000,000 shares that were previously sold on a forward basis under the ATM Program. The forward shares were settled at the current weighted average sales price of $24.97 per share and we received proceeds, net of sales commissions of approximately $49,935. No forward sale transactions under the ATM Program were entered into during the three months ended September 30, 2022 and there were no forward sale transactions that had not settled as of September 30, 2022.
New $400 Million Term Loan
On July 25, 2022, we entered into the Fourth Amended, Restated and Consolidated Credit Agreement (the “Restated Credit Agreement”) which amends and restates in its entirety the Third Amended and Restated Credit Agreement dated as of December 14, 2021 (the "Prior Credit Agreement"). The Restated Credit Agreement provides for an aggregate amount available for borrowing of $1.1 billion, which represents an increase of $100 million over the Prior Credit Agreement. The Prior Credit Agreement provided for a $500 million unsecured revolving credit facility (the “Revolving Credit Facility”) with a January 31, 2026 scheduled maturity date and three unsecured term loans, specifically: (i) a $200 million term loan with a May 18, 2026 maturity date (the “2026 Term Loan”); (ii) a $200 million term loan with a January 17, 2024 maturity date (the “January 2024 Term Loan”); and (iii) a $100 million term loan with a November 20, 2024 maturity date (the “November 2024 Term Loan” and, together with the January 2024 Term Loan, the “2024 Term Loans”). The Restated Credit Agreement provides for a new $400 million term loan with a January 28, 2028 maturity date (the “2028 Term Loan”). Proceeds of the new 2028 Term Loan were used to (i) repay and retire the 2024 Term Loans, and (ii) reduce $100 million of outstanding borrowings under the Revolving Credit Facility. In addition, the Restated Credit Agreement changes the LIBOR interest rate option to SOFR. The Restated Credit Agreement otherwise continues, without material change, the 2026 Term Loan and the Revolving Credit Facility. We recognized the restructuring of the Restated Credit Agreement as a modification of debt for all lenders except for one and incurred deferred financing costs of $1,477 associated with the transaction. We recognized the portion of debt associated with the lender no longer participating in the Restated Credit Agreement as an extinguishment of debt and wrote off their de minimis deferred financing costs.
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

Results of Operations
As of September 30, 2022, we owned and consolidated 122 multifamily apartment properties, of which 113 comprised the Combined Same-Store Portfolio. We discuss below, under "Non-GAAP Financial Measures," our methodology for categorizing our 122 properties, as applicable, into IRT Same-Store Portfolio (48 properties as of September 30, 2022), STAR Same-Store Portfolio (65 properties as of September 30, 2022) and Combined Same-Store Portfolio (113 properties as of September 30, 2022). Because of substantial changes in our total property portfolio as the result of the STAR Merger that closed on December 16, 2021, the financial data presented below show significant changes in revenue and expenses from period-to-period.
Three Months Ended September 30, 2022 compared to the Three Months Ended September 30, 2021

	COMBINED SAME-STORE PORTFOLIO				COMBINED NON SAME-STORE PORTFOLIO				Q3 2021 Pre-Merger STAR Portfolio(1)	CONSOLIDATED
(Dollars in thousands)	Three Months Ended September 30,				Three Months Ended September 30,					Three Months Ended September 30,
	2022	2021	Increase (Decrease)	% Change	2022	2021	Increase (Decrease)	% Change		2022	2021	Increase (Decrease)	% Change
Property Data:
Number of properties	113	113	—	—%	9	11	(2)	(18.2)%	(67)	122	57	65	114.0%
Number of units	33,804	33,804	—	—%	2,372	3,257	(885)	(27.2)%	(20,952)	36,176	16,109	20,067	124.6%
Average occupancy	94.2%	96.5%	(2.3)%	NM	94.3%	96.9%	(2.6)%	NM	NM	94.2%	96.1%	(1.9)%	NM
Average effective monthly rent, per unit	1,479	1,305	174	13.3%	1,552	1,154	398	34.5%	NM	1,484	1,212	272	22.4%
Revenue:
Rental and other property revenue	151,030	136,563	14,467	10.6%	9,270	12,517	(3,247)	(25.9)%	$(88,488)	$160,300	$60,592	$99,708	164.6%
Expenses:
Property operating expenses	56,464	51,757	4,707	9.1%	3,503	5,463	(1,960)	(35.9)%	(34,056)	59,967	23,164	36,803	158.9%
Net Operating Income	$94,566	$84,806	$9,760	11.5%	$5,767	$7,054	$(1,287)	(18.2)%	$(54,432)	$100,333	$37,428	$62,905	168.1%
Other Revenue:
Other revenue										$300	$188	$112	59.6%
Corporate and other expenses:
Property management expenses										5,744	2,199	3,545	161.2%
General and administrative expenses										5,625	3,985	1,640	41.2%
Depreciation and amortization expense										49,722	17,384	32,338	186.0%
Casualty (gains) losses, net										(191)	—	(191)	100.0%
Other income (expense)										765	—	765	100.0%
Loss from investments in unconsolidated real estate entities										1,477	—	1,477	100.0%
Interest expense										(22,093)	(8,700)	(13,393)	153.9%
Merger and integration costs										(275)	(5,276)	5,001	(94.8)%
Gain on sale of real estate assets, net										—	11,492	(11,492)	(100.0)%
Net income										$16,653	$11,564	$5,089	44.0%
Income allocated to noncontrolling interests										(430)	(62)	(368)	593.5%
Net income available to common shares										$16,223	$11,502	$4,721	41.0%
(1)Represents metrics of the STAR Portfolio for the three months ended September 30, 2021, the period of ownership prior to the consummation of the STAR Merger on December 16, 2021 and is presented for the purpose of reconciling combined same-store portfolio results to the consolidated results for the three months ended September 30, 2021.

Revenue
Rental and other property revenue. Revenue from rental and other property revenue of the consolidated portfolio increased $99.7 million to $160.3 million for the three months ended September 30, 2022 from $60.6 million for the three months ended September 30, 2021. The increase was primarily attributable to the STAR Merger, which contributed a pre-merger revenue base of $88.5 million. In addition, there was year-over-year rental and other property revenue growth of $14.5 million, primarily driven by a $13.1 million increase in rental revenue, driven by a 13.3% increase in average effective monthly rents partially offset by lower average occupancy compared to the prior year period.

Expenses
Property operating expenses. Property operating expenses increased $36.8 million to $60.0 million for the three months ended September 30, 2022 from $23.2 million for the three months ended September 30, 2021. The increase was primarily due to the STAR Merger, which contributed a pre-merger property operating expense base of $34.1 million.
Property management expenses. Property management expenses increased $3.5 million to $5.7 million for the three months ended September 30, 2022 from $2.2 million for the three months ended September 30, 2021 as a result of higher costs associated with employees that joined IRT in connection with the STAR Merger.
General and administrative expenses. General and administrative expenses increased $1.6 million to $5.6 million for the three months ended September 30, 2022 from $4.0 million for the three months ended September 30, 2021. This increase was primarily due to the increase in costs associated with the employees that joined IRT in connection with the STAR Merger.
Depreciation and amortization expense. Depreciation and amortization expense increased $32.3 million to $49.7 million for the three months ended September 30, 2022 from $17.4 million for the three months ended September 30, 2021. The increase was primarily attributable to higher depreciation and amortization from properties acquired in the STAR Merger.
]Loss from investments in unconsolidated real estate entities. During the three months ended September 30, 2022, we recognized $1.5 million of losses on investments in unconsolidated real estate, which was primarily driven by $1.4 million of depreciation and amortization recognized by the unconsolidated real estate entities.
Interest expense. Interest expense increased $13.4 million to $22.1 million for the three months ended September 30, 2022 from $8.7 million for the three months ended September 30, 2021 primarily due to the assumption of debt in connection with the STAR Merger.
Gain on sale of real estate assets, net. During the three months ended September 30, 2021, one multi-family property was sold resulting in a gain of $11.5 million.

Results of Operations
Nine Months Ended September 30, 2022 compared to the Nine Months Ended September 30, 2021

	COMBINED SAME-STORE PORTFOLIO				COMBINED NON SAME-STORE PORTFOLIO				2021 Pre-Merger STAR Portfolio(1)	CONSOLIDATED
(Dollars in thousands)	Nine Months Ended September 30,				Nine Months Ended September 30,					Nine Months Ended September 30,
	2022	2021	Increase (Decrease)	% Change	2022	2021	Increase (Decrease)	% Change		2022	2021	Increase (Decrease)	% Change
Property Data:
Number of properties	113	113	—	—%	9	11	(2)	(18.2)%	(67)	122	57	65	114.0%
Number of units	33,804	33,804	—	—%	2,372	3,257	(885)	(27.2)%	(20,952)	36,176	16,109	20,067	124.6%
Average occupancy	95.0%	96.0%	(1.0)%	NM	93.0%	96.5%	(3.5)%	NM	NM	94.9%	95.8%	(0.9)%	NM
Average effective monthly rent, per unit	1,421	1,270	151	11.9%	1,501	1,100	401	36.5%	NM	1,426	1,175	251	21.4%
Revenue:
Rental and other property revenue	439,292	395,774	43,518	11.0%	25,629	30,056	(4,427)	(14.7)%	$(253,141)	$464,921	$172,689	$292,232	169.2%
Expenses:
Property operating expenses	164,822	154,906	9,916	6.4%	10,003	13,018	(3,015)	(23.2)%	(101,624)	174,825	66,300	108,525	163.7%
Net Operating Income	$274,470	$240,868	$33,602	14.0%	$15,626	$17,038	$(1,412)	(8.3)%	$(151,517)	$290,096	$106,389	$183,707	172.7%
Other Revenue:
Other revenue										$805	$647	$158	24.4%
Corporate and other expenses:
Property management expenses										17,440	6,318	11,122	176.0%
General and administrative expenses										20,521	14,168	6,353	44.8%
Depreciation and amortization expense										200,688	50,699	149,989	295.8%
Casualty (gains) losses, net										(7,176)	359	(7,535)	(2098.9)%
Other income (expense)										1,501	—	1,501	100.0%
Loss from investments in unconsolidated real estate entities										2,411	—	2,411	100.0%
Interest expense										(63,618)	(25,644)	(37,974)	148.1%
Merger and integration costs										(3,477)	(5,276)	1,799	(34.1)%
Gain on sale of real estate assets, net										94,712	11,492	83,220	724.2%
Net income										$86,135	$16,064	$70,071	436.2%
Income allocated to noncontrolling interests										(2,517)	(90)	(2,427)	2696.7%
Net income available to common shares										$83,618	$15,974	$67,644	423.5%
(1)Represents metrics of the STAR Portfolio for the nine months ended September 30, 2021, the period of ownership prior to the consummation of the STAR Merger on December 16, 2021 and is presented for the purpose of reconciling combined same-store portfolio results to the consolidated results for the nine months ended September 30, 2021.

Revenue
Rental and other property revenue. Revenue from rental and other property revenue of the consolidated portfolio increased $292.2 million to $464.9 million for the nine months ended September 30, 2022 from $172.7 million for the nine months ended September 30, 2021. The increase was primarily attributable to the STAR Merger, which contributed a pre-merger revenue base of $253.1 million. In addition, there was year-over-year rental and other property revenue growth of $43.5 million, driven primarily by a 11.9% increase in average effective monthly rents partially offset by a 1% decrease in average occupancy compared to the prior year period.

Expenses
Property operating expenses. Property operating expenses increased $108.5 million to $174.8 million for the nine months ended September 30, 2022 from $66.3 million for the nine months ended September 30, 2021. The increase was primarily due to the STAR Merger, which contributed a pre-merger property operating expense base of $101.6 million. In addition, there was a year-over-year same-store property operating expenses increase of $9.9 million, driven primarily by a 6.2% increase in real estate taxes and a 14.4% increase in repairs and maintenance as a result of inflationary pressures.
Property management expenses. Property management expenses increased $11.1 million to $17.4 million for the nine months ended September 30, 2022 from $6.3 million for the nine months ended September 30, 2021 as a result of higher costs associated with employees that joined IRT in connection with the STAR Merger.
General and administrative expenses. General and administrative expenses increased $6.4 million to $20.5 million for the nine months ended September 30, 2022 from $14.2 million for the nine months ended September 30, 2021. This increase was primarily due to the increase in costs associated with the employees that joined IRT in connection with the STAR Merger.
Depreciation and amortization expense. Depreciation and amortization expense increased $150.0 million to $200.7 million for the nine months ended September 30, 2022 from $50.7 million for the nine months ended September 30, 2021. The increase was primarily attributable to higher depreciation and amortization, including approximately $53.3 million of amortization of in-place lease intangibles, from properties acquired in the STAR Merger.
Casualty (gains) losses, net. During the nine months ended September 30, 2022, we recognized net casualty gains of $7.2 million as a result of receiving insurance proceeds in excess of losses incurred. During the nine months ended September 30, 2021, we incurred casualty losses incurred of $0.4 million related to severe winter storms at our Texas and Oklahoma properties.
Other income (expense). For the nine months ended September 30, 2022, other income (expense) consisted primarily of the change in fair value of our interest rate caps of $1.2 million.
Loss from unconsolidated joint venture. During the nine months ended September 30, 2022, we incurred losses of $2.4 on investments in unconsolidated joint ventures, which was primarily driven by $1.9 million of depreciation and amortization recognized by the unconsolidated real estate entities.
Interest expense. Interest expense increased $38.0 million to $63.6 million for the nine months ended September 30, 2022 from $25.6 million for the nine months ended September 30, 2021 primarily due to the assumption of debt in connection with the STAR Merger.

Merger and integration costs. We incurred approximately $3.5 million of STAR merger-related integration costs during the nine months ended September 30, 2022 compared to $5.2 million during the nine months ended September 30, 2021. These costs primarily consist of technology migration and implementation, consulting and professional fees and employee severance costs.
Gain on sale of real estate assets, net. During the nine months ended September 30, 2022, four multi-family properties were sold resulting in gains of $94.7 million. During the nine months ended September 30, 2021, one multi-family property was sold resulting in a gain of $11.5 million.

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
Set forth below is a reconciliation of net income to FFO and CFFO for the three and nine months ended September 30, 2022 and 2021 (in thousands, except share and per share information):

	For the Three Months Ended September 30, 2022		For the Three Months Ended September 30, 2021
	Amount	Per Share(1)	Amount	Per Share(2)
Funds From Operations (FFO):
Net income	$16,653	$0.07	$11,564	$0.11
Adjustments:
Real estate depreciation and amortization	49,347	0.22	17,263	0.16
Real estate depreciation and amortization from investments in unconsolidated real estate entities	1,388	0.01	—	—
Net gain on sale of real estate assets excluding debt extinguishment costs	—	—	(11,788)	(0.11)
FFO	$67,388	$0.30	$17,039	$0.16
Core Funds From Operations (CFFO):
FFO	$67,388	$0.30	$17,039	$0.16
Adjustments:
Other depreciation and amortization	375	—	121	—
Casualty (gains) losses, net	(191)	—	—	—
Loan (premium accretion) discount amortization, net	(2,750)	(0.01)	—	—
Prepayment penalties on asset dispositions	—	—	295	—
Other (income) expense	(765)	(0.01)	—	—
Merger and integration costs	275	—	5,276	0.05
CFFO	$64,332	$0.28	$22,731	$0.21

	For the Nine Months Ended September 30, 2022		For the Nine Months Ended September 30, 2021
	Amount	Per Share(1)	Amount	Per Share(2)
Funds From Operations (FFO):
Net income	$86,135	$0.38	$16,064	$0.16
Adjustments:
Real estate depreciation and amortization	199,588	0.88	50,418	0.49
Real estate depreciation and amortization from investments in unconsolidated real estate entities	1,904	0.01	—	—
Net gain on sale of real estate assets excluding debt extinguishment costs	(94,712)	(0.42)	(11,788)	(0.12)
FFO	192,915	$0.85	54,694	$0.53
Core Funds From Operations (CFFO):
FFO	$192,915	$0.85	$54,694	$0.53
Adjustments:
Other depreciation and amortization	1,100	—	281	—
Casualty (gains) losses, net	(7,176)	(0.03)	359	0.01
Loan (premium accretion) discount amortization, net	(8,245)	(0.04)	—	—
Prepayment penalties on asset dispositions	—	—	295	—
Other (income) expense	(1,438)	(0.01)	—	—
Merger and integration costs	3,477	0.02	5,276	0.05
CFFO	$180,633	$0.79	$60,905	$0.59
(1)Based on 228,051,780 and 227,933,320 weighted-average shares and units outstanding for the three and nine months ended September 30, 2022.
(2)Based on 107,094,044 and 103,511,115 weighted-average shares and units outstanding for the three and nine months ended September 30, 2021.
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
IRT Same-Store Portfolio
IRT Same-Store Portfolio represents the 48 properties that IRT owned and consolidated as of January 1, 2021 and through September 30, 2022 (other than properties held for sale as of September 30, 2022).

STAR Same-Store Portfolio
STAR Same-Store Portfolio represents the 65 properties that STAR owned and consolidated as of January 1, 2021 and that, following the consummation of the Merger on December 16, 2021, continued to be owned and consolidated by IRT through September 30, 2022 (other than properties held for sale as of September 30, 2022).
Combined Same-Store Portfolio
Combined Same-Store Portfolio represents the combination of the IRT Same-Store Portfolio and the STAR Same-Store Portfolio considered as a single portfolio of 113 properties which represent 33,804 units.
Combined Non Same-Store Portfolio
Combined Non Same-Store Portfolio represents the combination of six IRT non same-store properties and three STAR non same-store properties considered as a single non same-store portfolio of nine properties which represent 2,372 units acquired after January 1, 2021 (includes two properties held for sale as of September 30, 2022).
Pre-Merger STAR Portfolio NOI
In order to reconcile Combined Same-Store NOI to net income for periods prior to our December 16, 2021 merger with STAR, our reconciliation excludes NOI generated by the STAR Portfolio because IRT did not own these properties prior to December 16, 2021.

Set forth below is a reconciliation of Combined Same-Store Portfolio net operating income to net income (loss) available to common shares for the three and nine months ended September 30, 2022 and 2021 (in thousands, except per unit data):

	Three Months Ended September 30,(a)			Nine Months Ended September 30,(a)
	2022	2021	% change	2022	2021	% change
Revenue:
Rental and other property revenue	$151,030	$136,563	10.6%	$439,292	$395,774	11.0%
Property Operating Expenses
Real estate taxes	18,399	16,143	14.0%	56,476	53,192	6.2%
Property insurance	3,523	3,170	11.1%	9,310	8,542	9.0%
Personnel expenses(b)	11,921	12,064	(1.2)%	36,221	35,282	2.7%
Utilities	8,007	7,244	10.5%	22,393	21,170	5.8%
Repairs and maintenance	6,037	5,399	11.8%	16,278	14,223	14.4%
Contract services	5,317	4,915	8.2%	15,165	14,006	8.3%
Advertising expenses	1,459	1,334	9.4%	3,861	3,900	(1.0)%
Other expenses	1,801	1,488	21.0%	5,118	4,591	11.5%
Total property operating expenses	56,464	51,757	9.1%	164,822	154,906	6.4%
Net operating income	$94,566	$84,806	11.5%	$274,470	$240,868	14.0%

NOI Margin	62.6%	62.1%	0.5%	62.5%	60.9%	1.6%
Average Occupancy	94.2%	96.5%	(2.3)%	95.0%	96.0%	(1.0)%

Average effective monthly rent, per unit	$1,479	$1,305	13.3%	$1,421	$1,270	11.9%
Reconciliation of Combined Same-Store Portfolio NOI to Net Income:
Combined same-store portfolio NOI(a)	$94,566	$84,806		$274,470	$240,868
Combined non same-store portfolio NOI	5,767	7,054		15,626	17,038
Pre-Merger STAR Portfolio NOI(c)	—	(54,432)		—	(151,517)
Other revenue	300	188		805	647
Property management expenses	(5,744)	(2,199)		(17,440)	(6,318)
General and administrative expenses	(5,625)	(3,985)		(20,521)	(14,168)
Depreciation and amortization	(49,722)	(17,384)		(200,688)	(50,699)
Casualty gains (losses), net	191	—		7,176	(359)
Interest expense	(22,093)	(8,700)		(63,618)	(25,644)
Gain on sale of real estate assets, net	—	11,492		94,712	11,492
Other income (expense)	765	—		1,501	—
Loss from investments in unconsolidated real estate entities	(1,477)	—		(2,411)	—
Merger and integration costs	(275)	(5,276)		(3,477)	(5,276)
Net income	$16,653	$11,564		$86,135	$16,064
(a)Combined Same-Store Portfolio for the three and nine months ended September 30, 2022 and 2021 included 113 properties containing 33,804 units.
(b)Included in the three and nine months ended September 30, 2022 is a refund of previously paid employer payroll taxes of $0.7 million from a portion of an employee retention credit received.
(c)Represents NOI of the STAR Portfolio for periods prior to the consummation of the STAR Merger on December 16, 2021.

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
•the use of our cash and cash equivalents of $23.8 million as of September 30, 2022;
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
Cash Flows
As of September 30, 2022 and 2021, we maintained cash and cash equivalents, and restricted cash of approximately $59.6 million and $14.9 million, respectively. Our cash and cash equivalents were generated from the following activities (dollars in thousands):

	For the Nine Months Ended September 30,
	2022	2021
Cash flow provided by operating activities	$191,241	$73,725
Cash flow (used in) investing activities	(174,162)	(145,437)
Cash flow (used in) provided by financing activities	(23,168)	72,955
Net change in cash and cash equivalents, and restricted cash	(6,089)	1,243
Cash and cash equivalents, and restricted cash, beginning of period	65,671	13,615
Cash and cash equivalents, and restricted cash, end of the period	$59,582	$14,858

Our cash inflows from operating activities during the nine months ended September 30, 2022 and 2021 were primarily driven by ongoing operations of our properties.
Our cash outflows from investing activities during the nine months ended September 30, 2022 were primarily due $201.8 million of acquisitions of real estate properties, $55.6 million of capital expenditures, $51.4 million of investments in unconsolidated real estate entities, and $40.0 million of investments in real estate under development partially offset by $155.6 million of proceeds from four property dispositions and proceeds from insurance claims of $15.7 million. Our cash outflows from investing activities during the nine months ended September 30, 2021 were primarily due to $139.2 million of cash used to acquire two properties and $31.8 million of capital expenditures partially offset by $39.2 million of proceeds from the disposition of one property.
Our cash outflows from financing activities during the nine months ended September 30, 2022 were primarily due to credit facility and term loan repayments of $666.5 million and payment of dividends on our common stock and noncontrolling interests of $76.4 million partially offset by $687.5 million of proceeds from unsecured credit facilities and term loan restructurings and $48.8 million of proceeds from the issuance of common stock. Our cash inflows from financing activities during the nine months ended September 30, 2021 were primarily due to proceeds from the unsecured credit facility and term loans of $387.5 million partially offset by credit facility repayments of $234.8 million, mortgage principal repayments of $79.6 million and dividends on our common stock and noncontrolling interests of $37.5 million.
Contractual Commitments
Our 2021 Annual Report on Form 10-K includes a table of contractual commitments. There were no material changes to these commitments since the filing of our Annual Report on Form 10-K except for the Restated Credit Agreement entered into on July 25, 2022. See —Note 5 (Indebtedness) for details of our Restated Credit Agreement.
Off-Balance Sheet Arrangements
There were no off-balance sheet arrangements during the nine months ended September 30, 2022 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our interests.
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
Item 3.    Quantitative and Qualitative Disclosure About Market Risk.
Our 2021 Annual Report on Form 10-K contains a discussion of qualitative and quantitative market risks. There have been no material changes in quantitative and qualitative market risks during the nine months ended September 30, 2022 from the disclosures included in our 2021 Annual Report on Form 10-K.
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
Effective as of September 30, 2022, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation referred to above during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
During the three months ended September 30, 2022, no holders of IROP units exchanged shares of our common stock or cash. The exchange of units for shares and the issuance of shares is exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act. As of September 30, 2022, 6,091,171 IROP units held by unaffiliated third parties remained outstanding.
During the three months ended September 30, 2022, we withheld shares of common stock to satisfy employee tax withholding obligations payable upon the vesting of restricted common stock awards as follow:

Period	Total Number of Shares Purchased	Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
July 2022	999	$19.18	—	$250,000
August 2022	22	20.03	—	250,000
September 2022	—	—	—	250,000
Total	1,021	$19.18	—
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

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

101	iXBRL (Inline eXtensible Business Reporting Language). The following materials, formatted in iXBRL: (i) Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021, (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2022 and 2021, (iii) Consolidated Statement of Comprehensive Income (Loss) for the three and nine months ended September 30, 2022 and 2021, (iv) Consolidated Statements of Changes in Equity for the three and nine months ended September 30, 2022 and 2021, (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and 2021 and (vi) notes to the consolidated financial statements as of September 30, 2022.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).
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

Independence Realty Trust, Inc.

Date: October 27, 2022	By:	/s/ SCOTT F. SCHAEFFER
Scott F. Schaeffer
Chair of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: October 27, 2022	By:	/s/ JAMES J. SEBRA
James J. Sebra
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: October 27, 2022	By:	/s/ JASON R. DELOZIER
Jason R. Delozier
Chief Accounting Officer
(Principal Accounting Officer)