Form 10-K
period 2022-12-31
INDEPENDENCE REALTY TRUST, INC.
filed 2023-02-23
CIK 1466085

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the shares of common stock of the registrant held by non-affiliates of the registrant, based upon the closing price of such shares on June 30, 2022 of $20.73, was approximately $4,702,536,546.
As of February 20, 2023 there were 224,326,585 shares of the registrant’s common stock issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement for registrant’s 2023 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

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

PART I
ITEM 1.    Business
Our Company
IRT, a Maryland corporation, is a self-administered and self-managed real estate investment trust (“REIT”) that acquires, owns, operates, improves and manages multifamily apartment communities across non-gateway U.S. markets. As of December 31, 2022, we owned and operated 120 multifamily apartment properties that contain 35,526 units. Our properties are located in Alabama, Colorado, Florida, Georgia, Illinois, Indiana, Kentucky, North Carolina, Ohio, Oklahoma, South Carolina, Tennessee, Texas, and Virginia. During 2022, we acquired three communities, totaling 678 units and disposed of six communities, totaling 1,983 units. In addition, as of December 31, 2022, we owned interests in five unconsolidated joint ventures that are developing multifamily apartment communities that will contain, in aggregate, 1,641 units upon completion. We do not have any foreign operations and our business is not seasonal. Our principal executive offices are located at 1835 Market Street, Suite 2601, Philadelphia, PA 19103 and our telephone number is (267) 270-4800. We also have corporate offices in Chicago, Illinois and Irvine, California.
Our 2021 Merger
On December 16, 2021, we completed our merger with Steadfast Apartment REIT, Inc. (“STAR”). Pursuant to the Agreement and Plan of Merger dated as of July 26, 2021, STAR merged with and into a wholly-owned subsidiary of IRT (with such IRT subsidiary surviving), and Steadfast Apartment REIT Operating Partnership, L.P. (“STAR OP”), the operating partnership through which STAR owned its assets and conducted its operations, merged with and into Independence Realty Operating Partnership, LP (“IROP”), the operating partnership subsidiary through which IRT owns its assets and conducts its operations (with IROP surviving). We refer to these two mergers collectively as the “STAR Merger.” Through the STAR Merger, we acquired 68 apartment communities that contain 21,394 units and two apartment communities that are under development and that will contain upon completion an aggregate of 621 units. The consolidated net assets and results of operations of STAR have been included in our consolidated financial statements since the closing date, December 16, 2021.
In the STAR Merger, each then outstanding share of common stock of STAR was automatically converted into the right to receive 0.905 shares of our common stock, with cash paid in lieu of fractional shares. In addition, each then outstanding unit of limited partnership of STAR OP was automatically converted into the right to receive 0.905 common units of limited partnership of IROP (each such unit, an “IROP unit”). As a result, we issued an aggregate of 99,720,948 shares of our common stock and an aggregate of 6,429,481 IROP units in the STAR Merger. Holders of IROP units have the right to tender their IROP units to us from time to time for cash in an amount equal to the market price (based on a trailing average computation) of an equivalent number of shares of our common stock at the time we receive notice of the exchange. We have the option, in lieu of paying cash, to settle the exchange for a number of shares of our common stock equal to the number of IROP units tendered for exchange.
Our Business Objective and Investment Strategies
Our primary business objective is to maximize stockholder value through diligent portfolio management, strong operational performance, and a consistent return of capital through distributions and capital appreciation. Our investment strategy is focused on the following:
•gaining scale near major employment centers within key amenity rich submarkets of non-gateway cities that offer good school districts and high-quality retail and are unlikely to experience substantial new apartment construction in the foreseeable future;
•increasing cash flows at our existing apartment properties through prudent property management and strategic renovation projects; and
•acquiring and developing additional properties that have strong and stable occupancies and support a rise in rental rates or that have the potential for repositioning through capital expenditures or tailored management strategies.

We seek to achieve these objectives by executing the following strategies:
•Focus on properties in markets that have strong apartment demand, reduced competition from national apartment buyers and no substantial new apartment construction. In evaluating potential acquisitions, we analyze apartment occupancy and trends in rental rates, employment and new construction, among many other factors, and seek to identify properties located primarily in non-gateway markets where there is strong demand for apartment units, less apartment development relative to demand, stable resident bases and occupancy rates, positive net migration trends and strong employment drivers. We generally seek to avoid markets where we believe potential yields have decreased as a result of the acquisition and development efforts of large institutional buyers.
•Acquire properties that have operating upside through professional property management strategies. We have expertise in acquiring and managing properties to maximize the net operating income of such properties through effective marketing and leasing, disciplined management of rental rates and efficient expense management. We seek to acquire properties that we believe possess significant prospects for increased occupancy and rental revenue growth. Our target profile for acquisitions currently is midrise/garden-style apartments containing 150-500 units with high quality amenities that we can acquire at less than replacement cost in the $35 million to $100 million price range with a five to fifteen-year operating track record. We do not intend to limit ourselves to properties in this target profile, however, and may make acquisitions outside of this profile or change our target profile whenever market conditions warrant. We may also deploy capital through joint ventures with unaffiliated third parties to facilitate future acquisitions or development of multifamily communities.
•Selectively use our capital to improve apartment properties where we believe the return on our investment will be accretive to stockholders. We have significant experience allocating capital to value-added improvements of apartment properties to produce increased occupancy and rental rates. We intend to continue to deploy capital into revenue-enhancing capital projects that we believe will improve the physical plant or market positioning of particular apartment properties and generate increased income over time. This value add initiative is a core component of our growth strategy.
•Selectively dispose of properties that no longer meet our long-term strategy or when market conditions are favorable. Dispositions also allow us to realize a portion of the value created through our investments and provide additional liquidity. In evaluating potential dispositions, we evaluate the opportunity to strategically exit markets where we lack scale and redeploy sales proceeds to fund acquisitions and renovations and to reduce our leverage in lieu of raising additional capital.
2022 Developments
STAR Merger
The STAR Merger was consummated in order to increase the scale and scope of our business, provide enhanced portfolio diversification and exposure to high growth markets, and to unlock synergies. During 2022, we successfully combined teams and integrated our property and revenue management systems across all former STAR communities, including merging human resources systems and benefit plans. We also completed property dispositions identified in conjunction with the STAR Merger that enabled us to delever our combined balance sheet.
Value Add Initiative
Our Value Add Initiative, comprised of renovations and upgrades at selected communities to drive increased rental rates, commenced in 2018 and currently has a pipeline of 12,583 units across 38 properties identified for renovation and upgrade. Through December 31, 2022, we renovated 5,316 of the 12,583 units currently owned at an average cost per unit of $13,357 and achieved a return on our total renovation costs for these units of 19.6% (and approximately 21.6% on the interior portion of such renovation costs). We compute return on cost by using the rent premium per unit per month, multiplied by 12, divided by the applicable renovation costs per unit and we compute the rent premium as the difference between the rental rate on the renovated unit and the market rent for a comparable unrenovated unit as of the date presented, as determined by management consistent with its customary rent-setting and evaluation procedures. We expect to complete the remaining value add projects contemplated in connection with our Value Add Initiative at the selected communities throughout 2023 and 2024.

2022 Property Acquisitions
During 2022, we acquired three communities, totaling 678 units, for a gross purchase price of $203.4 million. These acquisitions expanded our reach in Nashville, TN, Charlotte, NC, and Tampa, FL. Views of Music City (phase I), developed by our joint venture partner in Nashville, TN in 2022, had an average rent per unit of $1,483 at the time of our acquisition on April 6, 2022. The property we acquired in Charlotte, NC was built in 2022 with an average rent per unit of $1,701 at the time of our acquisition on August 16, 2022. The property we acquired in Tampa, FL was built in 2012 with an average rent per unit of $1,714 at the time of our acquisition on September 13, 2022.
2022 Property Sales and Properties Held for Sale
During 2022, we sold six communities, totaling 1,983 units, for a gross sale price of $257.1 million and recognized a total net gain on sale of $111.8 million. The sales represent a reduction in exposure to the Oklahoma City, OK, Louisville, KY, Indianapolis, IN, and Terre Haute, IN markets.
As of December 31, 2022, we had one community held for sale, totaling 277 units. We expect the disposition to close during the first quarter of 2023.
Investment in Unconsolidated Real Estate Entities
To create another avenue for accretive capital allocation and to increase our options for capital investment, we partner with developers through preferred equity investments and joint venture relationships focused on new multifamily development.
On March 31, 2022, we formed the Virtuoso joint venture to acquire and own a project in Huntsville, AL. Development of this project, comprised of 178 units, was completed in 2021. Upon acquisition by the joint venture, 85% of the units were leased. As of December 31, 2022, we had fully funded $16.4 million on account of this commitment. We own approximately 90% interest in this joint venture but share control of the major decisions that most significantly impact the joint venture with our partners and therefore account for this investment using the equity method of accounting.
On June 3, 2022, we entered into a joint venture for the development of Lakeline Station, a 378-unit community to be built in Austin, TX. We have committed to invest an aggregate $29.7 million in this joint venture, and, as of December 31, 2022, had funded $24.9 million on account of this commitment. The project is scheduled to be completed by the second quarter of 2024. We own approximately 90% interest in this joint venture but share control of the major decisions that most significantly impact the joint venture with our partners and therefore account for this investment using the equity method of accounting.
On August 16, 2022, we entered into a joint venture for the development of The Mustang, a 275-unit community to be built in Dallas, TX. We have committed to invest an aggregate $25.6 million in this joint venture, and, as of December 31, 2022, had funded $11.7 million on account of this commitment. The project is scheduled to be completed by the third quarter of 2024. We own approximately 85% interest in this joint venture but share control of the major decisions that most significantly impact the joint venture with our partners and therefore account for this investment using the equity method of accounting.
Capital Markets
New $400 Million Term Loan
On July 25, 2022, we entered into the Fourth Amended, Restated and Consolidated Credit Agreement (the “Fourth Restated Credit Agreement”) which amended and restated in its entirety the Third Amended and Restated Credit Agreement dated as of December 14, 2021 (the “Third Restated Credit Agreement”). The Fourth Restated Credit Agreement provides for an aggregate amount available for borrowing of $1.1 billion, which consists of (i) a $500.0 million unsecured revolving credit facility with a January 31, 2026 maturity date (the “Revolving Credit Facility”), (ii) a $400.0 million term loan with a January 28, 2028 maturity date (the “2028 Term Loan”); and (iii) a $200.0 million term loan with a May 18, 2026 maturity date (the “2026 Term Loan”). The Fourth Restated Credit Agreement represents an increase of $100.0 million over the Third Restated Credit Agreement which provided for (i) the Revolving Credit Facility, (ii) the 2026 Term Loan, and (iii) two additional term loans of $200.0 million and $100.0 million which had maturity dates of January 17, 2024 and November 20, 2024, respectively (collectively, the “2024 Term Loans”). Proceeds from the 2028 Term Loan were used to (i) repay and retire the 2024 Term Loans, and (ii) reduce $100.0 million of outstanding borrowings under the Revolving Credit Facility. In addition, the Fourth Restated Credit Agreement changed the LIBOR interest rate option to SOFR. The Fourth Restated Credit Agreement otherwise continues, without material change, the 2026 Term Loan and the Revolving Credit Facility. We recognized the restructuring of the Fourth Restated Credit Agreement as a modification of debt for all lenders except for one and incurred deferred financing costs of $1.5 million associated with the transaction. We recognized the portion of debt associated with a lender no longer participating in the Fourth Restated Credit Agreement as an extinguishment of debt and wrote off their de minimis deferred financing costs.
Borrowings under the 2028 Term Loan bear interest at a rate equal to either (i) the SOFR rate plus a margin of 115 to 180 basis points, or (ii) a base rate plus a margin of 15 to 80 basis points. These margins represent a 5-basis point decrease from those applicable to the 2024 Term Loans that were repaid and retired. The margin for borrowings under the Revolving Credit Facility and the 2026 Term Loan remained unchanged, with (1) Revolving Credit Facility borrowings bearing interest at a rate equal to either (i) the SOFR rate plus a margin of 125 to 200 basis points, or (ii) a base rate plus a margin of 25 to 100 basis points; and (2) 2026 Term Loan borrowings bearing interest at a rate equal to either (i) the SOFR rate plus a margin of 120 to 190 basis points, or (ii) a base rate plus a margin of 20 to 90 basis points. The applicable margin will be determined based upon IROP’s consolidated leverage ratio. At the time of closing, based on IROP’s consolidated leverage ratio, the applicable margin was 125 basis points for the Revolving Credit Facility, 120 basis points for the 2026 Term Loan and 115 basis points for the 2028 Term Loan.
IROP has the right to request an increase in the aggregate amount of the Fourth Restated Credit Agreement from $1.1 billion to up to $1.5 billion, subject to certain terms and conditions, including receipt of commitments from one or more lenders, whether or not currently parties to the Fourth Restated Credit Agreement, to provide such increased amounts, which increase may be allocated, at IROP’s option, to the Revolving Credit Facility and/or to one or more of the Term Loans, in accordance with the Fourth Restated Credit Agreement.
Board Authorized a Stock Repurchase Program
On May 18, 2022, our Board of Directors approved the Stock Repurchase Program covering up to $250 million in shares of our common stock. Under the Stock Repurchase Program, we, in our discretion, may purchase our shares from time to time in the open market or in privately negotiated transactions. The amount and timing of the purchases will depend on a number of factors, including the price and availability of our shares, trading volumes and general market conditions. The Stock Repurchase Program has no time limit and may be suspended or discontinued at any time. During the year ended December 31, 2022, we had no repurchases of shares under the Stock Repurchase Program.
ATM Program
On November 13, 2020, we entered into an equity distribution agreement pursuant to which we may from time to time offer and sell shares of our common stock having an aggregate offering price of up to $150.0 million (the “ATM Program”) in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”). Under the ATM Program, we may also enter into one or more forward sale transactions for the sale of shares of our common stock on a forward basis. On September 28, 2022, we physically settled in full 2,000,000 shares of our common stock that were previously sold on a forward basis under the ATM Program. The forward shares were settled at the current weighted average sales price of $24.97 per share and we received proceeds, net of sales commissions, of approximately $49.9 million. There were no forward sale transactions that had not settled as of December 31, 2022. As of December 31, 2022, shares of our common stock having an aggregate offering price of up to approximately $56.8 million remained available for issuance under the ATM Program.
Financing Strategy
We use a combination of debt and equity sources to fund our business objectives. We seek to maintain a capital structure that provides us with the flexibility to manage our business and pursue our growth strategies, while allowing us to service our debt requirements and generate appropriate risk-adjusted returns for our stockholders. We believe these objectives are best achieved by a capital structure that consists of common equity and prudent amounts of debt financing. However, we may raise capital in any form and under terms that we deem acceptable and in our best interests. Our longer-term goal is to reduce our leverage ratio by growing the net operating income at our communities through rental increases, including those driven by value add initiatives, and prudent expense management. If our Board of Directors changes our policies regarding our use of leverage, we expect that it will consider many factors, including, our long-term strategic plan, the leverage ratios of publicly traded REITs with similar investment strategies, the cost of leverage as compared to expected net operating income and general market conditions. For further description of our indebtedness at December 31, 2022, see “Part II-Item 8 Financial Statements and Supplementary Data-Note 6: Indebtedness” below, or the financial statement indebtedness note. See also “Part I-Item 1A. Risk Factors – Risks Associated with Debt Financing” below for more information about the risks related to operating on a leveraged basis.
Development and Structure of Our Company; Segment
IRT was formed as a Maryland corporation on March 26, 2009 and conducts its business through a traditional umbrella partnership REIT (“UPREIT”) structure in which all of its assets are held by, and substantially all of its operations are conducted through, IRT’s operating partnership, IROP and subsidiaries of IROP. IROP was formed as a Delaware limited partnership on March 27, 2009. IRT is the sole general partner of IROP and manages and controls its business. As of December 31, 2022, IRT owned a 97.4% interest in IROP. The remaining 2.6% consists of IROP units issued to third parties in exchange for direct or indirect contributions of interests in properties to IROP. As limited partners in IROP, holders of IROP units have limited approval rights. As discussed above, holders of IROP units have the right to tender their IROP units to us from time to time for cash in an amount equal to the market price (based on a trailing average computation) of an equivalent number of shares of IRT common stock at the time we receive notice of the exchange. We have the option, in lieu of paying cash, to settle the exchange for a number of shares of IRT common stock equal to the number of IROP units tendered for exchange.
Our wholly owned subsidiary, IRT Management, LLC (“IRT Management”), which was formed on October 26, 2016, is a full-service apartment property management company that, as of December 31, 2022 managed 35,526 apartment units, all of which are owned by us. IRT Management provides services to us in connection with the rental, leasing, operation and management of our properties. Substantially all of our assets are comprised of multifamily real estate assets generally leased to residents for a term of one-year or less. Therefore, we aggregate our real estate assets for reporting purposes and operate in one reportable segment, see “Part II-Item 8, Financial Statements and Supplementary Data-Note 12: Segment Reporting” below.
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
Sustainability
We published our 2022 (inaugural) Sustainability Report, which discloses our sustainability progress and vision for the future as we continue to integrate Environmental, Social and Governance (ESG) initiatives into our business strategy. The data and disclosures within the report are aligned with the Sustainability Accounting Standards Board (SASB) Standards for the real estate industry. We also have identified the United Nations Sustainable Development Goals (SDGs) that we believe best align with our business activities and key priorities.
We strive to advance sustainability initiatives across our organization and communities and to strengthen our resilience to climate risks through thoughtful portfolio management and the diligent handling of external risks. As part of our Value Add Initiative, we make capital investments which improve our residents’ living experience and lessen our combined impact on the environment through the installation of energy efficient appliances and lighting and plumbing fixtures, and longer-lasting vinyl plank flooring and hard-surface counter tops. As a steward of our assets, and a provider of homes to thousands of individuals, we seek to bolster our resilience to climate hazards and severe weather through the implementation of proactive facilities management practices and the preparation of and adherence to emergency operating plans if weather-related events impact our communities.
We are especially proud of our efforts in advancing reforestation by sponsoring the planting of one tree for every new move-in at one of our residential communities. The reforestation projects we support are located in Florida, Montana and Appalachia. Through these projects, our goal of offsetting our carbon emissions is implemented by directly restoring our natural environment. In 2022 and 2021, we planted 15,601 and 6,991 trees via these reforestation projects, respectively.
We are also keenly focused on the “Social” and “Governance” aspects of ESG. As detailed below, we believe our people are our greatest asset and so we strive to support and engage with our associates. We also recognize that a successful company must incorporate the best corporate governance practices in order to better serve its stakeholders.
Human Capital
Our Purpose is to provide exceptional living experiences. We believe our employees drive our success and fostering a workplace built on our core values of excellence, opportunity, integrity, and service is vital to our long-term success.
Our People. As of December 31, 2022, we had 923 employees, all of whom were employed in the United States, and none of whom are covered by collective bargaining agreements. We have experienced no material interruptions of our operations due to disputes with our employees.
Diversity, Equity and Inclusion. We consider diversity, equity and inclusion to be an essential part of our foundation, culture, and identity. We believe that our commitment to diversity, equity and inclusion is not only objectively moral but also unites us as co- workers and connects us with the residents we serve. 55% of the individuals in our workforce self-identify as Male and 45% as Female, while 45% self-identify as Caucasian, 22% as Hispanic/Latinx, 20% as African American, 2% as Asian and 11% as other races or ethnicities.
In order to cultivate a culture that supports our diversity,equity and inclusion efforts, we provide training on the importance of diversity, equity and inclusion and celebrate the diversity of our employees and residents. Throughout the year, we recognize and celebrate appreciation days and heritage months such as Black History Month, International Women’s Day, Pride Month and Hispanic Heritage Month. Additionally, we support our employees through mentor programs and affinity groups such as our Diversity, Equity and Inclusion Committee, whose mission is to formulate and propose diversity, equity and inclusion initiatives consistent with our purpose, strategies, and business objectives and IRT WOMEN, whose mission is to provide a network for advancing the individual and professional needs of women within IRT. In addition, we promote pay equity with clear and consistent performance criteria, performance reviews, and non-discriminatory pay practices.
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
Compensation, Benefits, Safety and Wellness. In addition to offering competitive salaries and wages, we offer our employees incentive compensation linked to the achievement of individual and corporate goals, as well as stock-based compensation that vests over a number of years. We believe that tying compensation to specific goals and providing our employees’ an ownership interest in the company through stock awards aligns their interests more closely with those of our shareholders. We also offer comprehensive health and retirement benefits to eligible employees. Our current employee benefits include, but are not limited to, Medical, Prescription Drug, Dental and Vision Plans, Health Savings Accounts (HSA), Short-Term and Long-Term Disability Income, Life and Accidental Death and Dismemberment Insurance, Paid Time Off, Adoption Benefits, and a company-matched 401(K) Retirement Savings Plan. Our core health and welfare benefits are supplemented with a variety of specific programs designed to promote our employees’ well-being. These benefits help further stimulate an environment where we support and reward the efforts of our employees and their families to maintain and improve their overall well-being, their future plans, and their performance excellence.

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
We elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, (the “Code”), commencing with our taxable year ended December 31, 2011. We recorded no income tax expense for the years ended December 31, 2022, 2021, and 2020.
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

The table below reconciles the differences between reported net income, total taxable income and estimated REIT taxable income for the three years ended December 31, 2022 (dollars in thousands):

	For the Years Ended December 31,
	2022	2021	2020
Net income	$120,659	$45,529	$14,877
Add (deduct):
Depreciation and amortization differences	76,021	9,280	(1,092)
Gain/loss differences	10,457	(1,344)	6,003
Other book to tax differences:
Share-based compensation expense	(8,099)	(392)	1,050
Non Deductible Merger and integration costs	—	28,381	—
Other	414	12,974	3,944
Total taxable income	$199,452	$94,428	$24,782
Deductible capital gain distribution	(119,120)	(78,181)	(13,696)
Taxable income allocable to noncontrolling interest	(5,078)	(660)	(804)
Estimated REIT taxable income (loss) before dividends paid deduction	$75,254	$15,587	$10,282
For the year ended December 31, 2022, the tax classification of our dividends on common shares was as follows:

Record Date	Payment Date	Dividend Paid	Ordinary Income	Total Capital Gain Distribution	Unrecaptured Section 1250 Gain	Return of Capital	Section 199A
4/1/2022	4/22/2022	$0.1200	$0.0011	$0.1189	$0.0185	$—	$0.0011
7/1/2022	7/22/2022	0.1400	0.0013	0.1387	0.0216	—	0.0013
9/30/2022	10/21/2022	0.1400	0.0013	0.1387	0.0216	—	0.0013
12/30/2022	1/20/2023	0.1400	0.0013	0.1387	0.0216	—	0.0013
		$0.5400	$0.0050	$0.5350	$0.0833	$—	$0.0050
For the year ended December 31, 2021, the tax classification of our dividends on common shares was as follows:

Record Date	Payment Date	Dividend Paid	Ordinary Income	Total Capital Gain Distribution	Unrecaptured Section 1250 Gain	Return of Capital	Section 199A
12/30/2020	1/22/2021	$0.1200	$—	$0.1200	$0.0190	$—	$—
4/2/2021	4/23/2021	0.1200	—	0.1200	0.0190	—	—
7/2/2021	7/23/2021	0.1200	—	0.1200	0.0190	—	—
10/1/2021	10/22/2021	0.1200	—	0.1200	0.0190	—	—
12/15/2021	1/14/2022	0.0991	—	0.0991	0.0157	—	—
12/30/2021	1/21/2022	0.0209	—	0.0209	0.0033	—	—
		$0.6000	$—	$0.6000	$0.0950	$—	$—
Insurance
Our multifamily properties are covered by all risk property insurance covering the replacement cost for each building and business interruption and rental loss insurance. On a case-by-case basis, based on an assessment of the likelihood of the risk, availability and cost of insurance, and in accordance with standard market practice, we obtain earthquake, windstorm, flood, terrorism and boiler and machinery insurance. We carry comprehensive liability insurance and umbrella policies for each of our properties at levels which we believe are prudent in light of our business activities and are in accordance with standard market practice. We seek certain extensions of coverage, valuation clauses, and deductibles in accordance with standard market practice and availability. Although we may carry insurance for potential losses associated with our multifamily properties, we may still incur losses due to uninsured risks, deductibles, co-

payments or losses in excess of applicable insurance coverage and those losses may be material. In addition, we generally obtain title insurance policies when we acquire a property, with each policy covering an amount equal to the initial purchase price of each property. Accordingly, any of our title insurance policies may be in an amount less than the current value of the related property.
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
RISK FACTOR SUMMARY
Risks Related to Our Business and Operations
•We depend on residents for revenue and if residents fail to pay rent it may cause a material decline in our operating results.
•Future unfavorable changes in economic conditions could adversely impact us.
•Our concentration of investments in a single asset class makes our results of operations more vulnerable to a downturn in the multifamily sector.
•Competition could limit our ability to lease apartments or increase or maintain rental income, and short-term leases make us more susceptible to these risks.
•Redevelopment risks may cause our revenues and expenses to fluctuate significantly from one period to another which may result in losses.
•Labor and materials required for maintenance, repair, renovation or capital expenditure may be more expensive than anticipated or significantly delayed.
•We face the risk of fluctuations in the cost, availability and quality of our materials and products, which could adversely affect our results of operations.
•Capital expenditure costs, and other costs of operating real estate assets, may be greater than anticipated which may adversely affect our results of operations.
•Increasing real estate taxes, utilities and insurance costs may negatively impact operating results.
•Substantial inflationary pressures could adversely affect our financial condition or results of operations.
•The loss of services of any of our senior officers or key employees and increased competition for personnel could adversely affect us and/or increase our labor costs.
•We may fail to grow our portfolio through acquisitions or such acquisitions may not yield the cash flows expected.
•A cybersecurity incident and other technology disruptions could negatively impact our business.
•Damage from catastrophic weather and other natural events could result in losses.
•We may be subject to contingent or unknown uninsurable liabilities related to properties or businesses that we have acquired.
•We may be adversely affected by changes in state and local tax laws and may become subject to tax audits from time to time.
•We may fail to produce accurate and timely financial statements.
•We may acquire or develop properties through joint ventures, which may be riskier than our typical acquisitions.
•Bankruptcy or defaults of our counterparties could adversely affect our performance.
•If we sell properties by providing financing to purchasers, we will bear the risk of default by the purchaser.
•New strains of the COVID-19 virus could adversely affect our business operations.
•We are subject to ESG risks that could adversely affect our reputation and the market price of our securities.

Risks Associated with Debt Financing
•We plan to incur mortgage indebtedness and other borrowings and are not limited in the amount or percentage of indebtedness that we may incur, which may increase our business risk.
•Debt financing and other required capital may not be available to us or may only be available on adverse terms.
•Rising interest rates could both increase our borrowing costs, thereby adversely affecting our cash flows and the amounts available for distribution to our stockholders, and decrease our share price, if investors seek higher yields through other investments.
•Failure to hedge effectively against interest rates may adversely affect our results of operations.
•Lender-imposed restrictions may affect our ability to make distributions to our stockholders and otherwise affect our operating policies.
•We may guaranty certain debt made to the entities that own our properties. In certain circumstances, we may be responsible for the satisfaction of the debt which could negatively impact our business.
•We may be adversely affected by changes in LIBOR reporting practices, the method in which LIBOR is determined, the use of alternative reference rates, or our use of SOFR as the base rate for our unsecured debt due to SOFR's limited history and its potential to be volatile.
Risks Related to Regulation and Compliance with Laws
•We are subject to significant regulations, which could adversely affect our results of operations.
•The costs of compliance with laws and regulations may adversely affect our net income and the cash available for any distributions.
•A change in the United States government policy with regard to Fannie Mae and Freddie Mac could impact our financial condition.
United States Federal Income Tax Risks
•Legislative or regulatory action could adversely affect the returns to our investors.
•Dividends paid by REITs generally do not qualify for the reduced tax rates provided under current law.
•The ability of our Board of Directors to revoke our REIT election without stockholder approval may cause adverse consequences to our stockholders.
•Failure to qualify as a REIT could have adverse consequences.
•We may take action to maintain our REIT status which could adversely affect our overall financial performance.
•Certain of our business activities are potentially subject to the prohibited transaction tax, which could reduce the return on any investment in our securities.
•The use of TRSs would increase our overall tax liability.
•If our operating partnership, IROP, is not treated as a partnership or disregarded entity for U.S. federal income tax purposes, its income may be subject to taxation.
•Distributions to tax-exempt investors may be classified as unrelated business taxable income, or UBTI, and tax-exempt investors would be required to pay tax on such income and to file income tax returns.
•Distributions to foreign investors may be treated as an ordinary income distribution to the extent that it is made out of current or accumulated earnings and profits.
•Foreign investors may be subject to FIRPTA tax upon the sale of their shares of our stock or upon a capital gain dividend.
•We may make distributions consisting of both stock and cash, in which case stockholders may be required to pay income taxes in excess of the cash distributions they receive.
Risks Related to Our Organization and Structure
•Our structure as a Maryland real estate investment trust may make it more difficult for us to be acquired.
•Stockholders have limited control over changes in our policies and operations.
•Our holding company structure may limit our ability to get cash from our operating company and its subsidiaries.
•Our authorized but unissued shares of common and preferred stock may prevent a change in our control.
•Rights to recover on claims against our directors are limited.
•Our bylaws could limit stockholders' ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees and could discourage lawsuits against us and our directors, officers and employees.

DETAILED DISCUSSION OF RISK FACTORS
Risks Related to Our Business and Operations
We are dependent on a concentration of our investments in a single asset class, making our results of operations more vulnerable to a downturn in the sector.
As of December 31, 2022, substantially all of our investments are concentrated in the multifamily apartment sector. As a result, we are subject to risks inherent in investments in a single type of property. A downturn or slowdown in the demand for multifamily housing may have more pronounced effects on our results of operations or on the value of our assets than if we had diversified our investments into more than one asset class.
Our operations are concentrated in the Southeast region of the United States; we are subject to general economic conditions in the regions in which we operate.
Our portfolio of properties consists primarily of multifamily communities geographically concentrated in the Southeastern United States, including Atlanta, GA, Dallas, TX, Denver, CO, Columbus, OH, Indianapolis, IN, Raleigh-Durham, NC, Oklahoma City, OK, Nashville, TN, Houston, TX, and Tampa, FL. Our performance could be adversely affected by economic conditions in, and other factors relating to, these geographic areas, including supply and demand for multifamily communities in these areas, zoning and other regulatory conditions and competition from other communities and alternative forms of housing. In particular our performance is disproportionately influenced by job growth and unemployment. To the extent the economic conditions, job growth and unemployment in any of these markets deteriorate or any of these areas experiences natural disasters, the value of our portfolio, our results of operations and our ability to make payments on our debt and to make distributions could be adversely affected.
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
Our operating results may be materially and adversely affected by market and economic challenges, which may reduce or eliminate our returns and profitability and, as a result, our ability to make distributions to our stockholders. These market and economic challenges include, principally, the following:
•adverse conditions in the real estate industry could harm our business and financial condition by reducing the value of our existing assets, limiting our access to debt and equity capital and otherwise negatively impacting our operations;
•any future downturn in the U.S. economy and the related reduction in spending, reduced home prices and high unemployment may result in resident defaults under leases, vacancies at our multifamily communities and concessions or reduced rental rates under new leases due to reduced demand;
•the rate of household formation or population growth in our markets or a continued or exacerbated economic slow-down experienced by the local economies where our properties are located or by the real estate industry generally may result in changes in supply of, or demand for, multifamily units in our markets; and
•the failure of the real estate market to attract the same level of capital investment in the future that it attracts at the time of our purchases, or a reduction in the number of companies seeking to acquire properties, may result in the value of our investments not appreciating or decreasing significantly below the amount we pay for these investments.
The length and severity of any economic slow-down or downturn cannot be predicted. Our results of operations, financial condition and ability to make distributions to our stockholders could be negatively affected to the extent that an economic slow-down or downturn is prolonged or severe.
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
The military conflict between Russia and Ukraine could negatively impact our business, increase costs, and increase the likelihood of a cyber-attack.
The military conflict between Russia and Ukraine may increase the likelihood of material disruptions to our business and may negatively impact our financial condition and results of operations. Potential impacts of the military conflict between Russia and Ukraine include the following:
•an increase in oil and gas prices are likely to contribute to inflation, which may make it more challenging for residents to meet their ongoing rental payment obligations and which may result in higher construction costs;
•an increase in the likelihood of supply chain disruptions, making it harder for us to find favorable pricing and reliable sources for the materials we need for our value add initiative and putting upward pressure on our costs; and
•an increase in cybersecurity risks generally as Russia and Russia-aligned cyber threat groups and cyber-crime groups reach to the U.S.’s response to and involvement in Russia’s invasion of Ukraine.
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
Substantial inflationary pressures could have a negative effect on our rental rates and property operating expenses.
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
During 2022, the U.S. Federal Reserve rapidly increased the target range for the federal funds rate in response to rising inflation. As of December 31, 2022, the federal funds rate was set at a range from 4.25% to 4.50% and was subsequently raised by 25 basis points at the U.S. Federal Reserve's February 2023 meeting. It is also expected the U.S. Federal Reserve will continue to increase the target range for the federal funds rate in 2023 in response to inflation. Should the U.S. Federal Reserve continue to raise the federal funds rate in the future, this will likely result in an increase in market interest rates, which may increase our interest expense under our variable-rate borrowings and the costs of refinancing existing indebtedness or obtaining new debt. In addition, increases in market interest rates may result in a decrease in the value of our real estate and a decrease in the market price of our common stock. Increases in market interest rates may also adversely affect the securities markets generally, which could reduce the market price of our common stock without regard to our operating performance. Any such unfavorable changes to our borrowing costs and stock price could significantly impact our ability to raise new debt and equity capital going forward.
We face competition from third parties, including other multifamily properties, which may limit our profitability and the return on any investment in our securities.
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
Because we are organized and qualified as a REIT, we are generally not subject to federal income taxes on taxable income that we distribute to our stockholders, but we are subject to certain state and local taxes. From time to time, changes in state and local tax laws or regulations are enacted, which may result in an increase in our tax liability. A shortfall in tax revenues for states and local jurisdictions in which we own multifamily communities may lead to an increase in the frequency and size of such changes. If such changes occur, we may be required to pay additional state and local taxes. These increased tax costs could adversely affect our financial condition and the amount of cash available for distribution to our stockholders. In the normal course of business, we or our affiliates (including entities through which we own real estate) may also become subject to federal, state or local tax audits. If we (or such entities) become subject to federal, state or local tax audits, the ultimate result of such audits could have an adverse effect on our financial condition.
If we are not able to cost-effectively maximize the life of our properties, we may incur greater than anticipated capital expenditure costs, which may adversely affect our ability to make distributions to our stockholders.
As of December 31, 2022, the average age of our multifamily communities was approximately 18 years. While the majority of our properties are newly-constructed or have undergone substantial renovations since they were constructed, older properties may carry certain risks including unanticipated repair costs, increased maintenance costs as older properties continue to age, and cost overruns due to the need for special materials and/or fixtures specific to older properties. Although we take a proactive approach to property preservation, utilizing a preventative maintenance plan, and selective improvements that mitigate the cost impact of maintaining exterior building features and aging building components, if we are not able to cost-effectively maximize the life of our properties, we may incur greater than anticipated capital expenditure costs which may adversely affect our ability to make distributions to our stockholders.
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
Our growth will depend upon future acquisitions of multifamily communities, which entails various risks, including risks that our investments may not perform as we expect. Further, we will face competition for attractive investment opportunities from other real estate investors, including local real estate investors and developers, as well as other multifamily REITs, income-oriented non-traded REITs, and private real estate fund managers, and these competitors may have greater financial resources than us and a greater ability to borrow funds to acquire properties. This competition may increase as investments in real estate become increasingly attractive relative to other forms of investment. As a result of competition, we may be unable to acquire additional properties as we desire or the purchase price may be significantly elevated. In addition, our acquisition activities pose the following risks to our ongoing operations:
•we may not achieve the increased occupancy, cost savings and operational efficiencies projected at the time of acquiring a property;
•management may incur significant costs and expend significant resources evaluating and negotiating potential acquisitions, including those that we subsequently are unable to complete;
•we may acquire properties that are not initially accretive to our results upon acquisition, and we may not successfully manage and operate those properties to meet our expectations;
•we may acquire properties outside of our existing markets where we are less familiar with local economic and market conditions;
•some properties may be worth less or may generate less revenue than, or simply not perform as well as, we believed at the time of the acquisition;
•we may be unable to assume mortgage indebtedness with respect to properties we seek to acquire or obtain financing for acquisitions on favorable terms or at all;
•we may forfeit earnest money deposits with respect to acquisitions we are unable to complete due to lack of financing, failure to satisfy closing conditions or certain other reasons;
•we may spend more than budgeted to make necessary improvements or renovations to acquired properties; and
•we may acquire properties without any recourse, or with only limited recourse, for liabilities, whether known or unknown, such as clean-up of environmental contamination, claims by residents, vendors or other persons against the former owners of the properties, and claims for indemnification by general partners, trustees, officers, and others indemnified by the former owners of the properties.

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
We may develop or redevelop properties where market conditions warrant such investment. Development and redevelopment activities may be more costly or difficult to complete than we anticipate, and once made, investments in these activities may not produce results in accordance with our expectations. Risks associated with development, redevelopment and associated construction activities include:
•unavailability of favorable financing sources in the debt and equity markets;
•construction cost overruns, including on account of rising interest rates, diminished availability of materials and labor, and increases in the costs of materials and labor;
•construction and lease-up delays, including on account of delays in obtaining materials, and failure to achieve target occupancy levels and rental rates, resulting in increased debt service and lower than projected returns on our investment;
•complications in obtaining, or inability to obtain, necessary zoning, land-use, building occupancy and other governmental or quasi-governmental permits and authorizations, which could result in increased costs or the delay or abandonment of opportunities and impairment charges;
•unexpected environmental remediation costs;
•potential disputes with, and negligent performance by, construction contractors, architects, engineers and other service providers with which we may contract as part of a development or redevelopment project, which would expose us to unexpected costs, delays and potential liabilities; and
•occupancy rates, rents and concessions at a newly developed community may fluctuate depending on a number of factors, including market and economic conditions, preventing us from meeting our expected return on our investment and our overall profitability goals.
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
In order to maintain our qualification as a REIT, we are generally required under the Code to distribute annually at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain. In addition, we will be subject to income tax at regular corporate rates to the extent that we distribute less than 100% of our net taxable income, including any net capital gains. Because of these distribution requirements, we may not be able to fund future capital needs, including any necessary acquisition financing, from operating cash flow. Consequently, we may rely on third-party sources to fund our capital needs. We may not be able to obtain financing on favorable terms or at all. Any additional debt we incur may increase our leverage or impose additional and more stringent restrictions on our operations than we currently have. If we issue additional equity securities to finance developments and acquisitions instead of incurring debt, the interests of our existing stockholders could be diluted. Our access to third-party sources of capital depends, in part, on:
•general market conditions;
•the market’s perception of our growth potential;
•our current debt levels;
•our current and expected future earnings;
•our cash flow and cash distributions; and
•the market price per share of our common stock
If we cannot obtain capital from third-party sources, we may not be able to acquire properties when strategic opportunities exist, meet the capital and operating needs of our existing properties or satisfy our debt service obligations. Further, in order to meet the REIT distribution requirements and maintain our REIT status and to avoid the payment of income and excise taxes, we may need to borrow funds on a short-term basis even if the then-prevailing market conditions are not favorable for these borrowings. These short-term borrowing needs could result from differences in timing between the actual receipt of cash and inclusion of income for U.S. federal income tax purposes or the effect of non-deductible capital expenditures, the creation of reserves, certain restrictions on distributions under loan documents or required debt or amortization payments.
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
The properties or businesses that we have acquired, including through the STAR Merger, or may acquire, may be subject to unknown or contingent liabilities for which we have limited or no recourse against the sellers. Unknown or contingent liabilities might include liabilities related to, among other things, the cleanup or remediation of undisclosed environmental conditions, liens or clouds on title, hidden defects in the physical condition of the property, non-compliance with zoning laws, building codes, or other legal requirements, many of which may not be known to us at the time of acquisition, liabilities under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), claims of residents, vendors or other persons dealing with the entities prior to the acquisition of such property, tax liabilities, and accrued but unpaid liabilities whether incurred in the ordinary course of business or otherwise. If any claim was asserted against us relating to those properties or entities, or if any adverse condition existed with respect to the properties or entities, we might have to pay substantial sums to settle or cure it, which could adversely affect our cash flow and operating results. While we will attempt to obtain appropriate representations and undertakings from the sellers of the properties or entities we acquire, many liabilities, including tax liabilities, may not be identified within the applicable contractual indemnification period, in which case we may have no recourse against any of the owners from whom we acquired such properties for these liabilities, or the sellers may not have the resources to satisfy their indemnification obligations if a liability arises. The existence of such liabilities could significantly adversely affect the value of the property subject to such liability.
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
Certain of our properties are located in areas that may experience catastrophic weather and other natural events from time to time, including fires, snow or ice storms, windstorms or hurricanes, earthquakes, flooding, prolonged periods of extreme temperatures or other severe weather. To the extent that extreme weather or natural events become more common or severe in areas where our communities are located, as a result of changes in the climate or otherwise, we could experience a significant increase in insurance premiums and deductibles, or a decrease in the availability of coverage, which may adversely affect our financial condition or results of operations. These adverse weather and natural events could cause damage or losses that may be greater than insured levels. In the event of a loss in excess of insured limits, we could lose our capital invested in the affected property, as well as anticipated future revenue related to the property. We could also continue to be obligated to repay any mortgage indebtedness related to the property.
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
We are subject to ESG risks that could adversely affect our reputation and the market price of our securities.
We are subject to a variety of risks arising from ESG matters. ESG matters include climate risk, hiring practices, the diversity of our work force, and racial and social justice issues involving our personnel, customers and third parties with whom we otherwise do business and our internal governance practices. Risks arising from ESG matters may adversely affect, among other things, our reputation and the market price of our securities.
Investors have begun to consider the steps taken and resources allocated by multi-family owners and operators and other commercial organizations to address ESG matters when making investment and operational decisions. Certain investors are beginning to incorporate the business risks of climate change and the adequacy of companies’ responses to the risks posed by climate change and other ESG matters into their investment theses. These shifts in investing priorities may result in adverse effects on the market price of our securities to the extent that investors determine that we have not made sufficient progress on ESG matters.
In 2022 we published our inaugural Sustainability Report. A risk exists that we fail to meet announced goals and targets stated in such report. In addition, there is a risk that the report contains inaccurate or incomplete data, and/or that we have inadequate internal controls related to the disclosure of ESG data. If we disclose inaccurate or incomplete data, or we fail to maintain effective internal controls over our ESG data, it could result in a material misstatement of our financial statements that may not be prevented or detected on a timely basis, which could cause investors, analysts and others to lose confidence in our reported financial information. Our inability to remedy any additional deficiencies or material weaknesses that may be identified in the future could, among other things, cause us to fail to file timely our periodic reports with the SEC (which may have a material adverse effect on our ability to access the capital markets); prevent us from providing reliable and accurate financial information and forecasts or from avoiding or detecting fraud; or require us to incur additional costs or divert management resources to achieve compliance
COVID-19, or a future, similar global pandemic, could have a material adverse effect on our business, results of operations, cash flows and financial condition.
COVID-19 could negatively impact our businesses in a number of ways. Various federal, state and local authorities have issued measures imposing restrictions on our ability to enforce tenants’ contractual rental obligations or more burdensome eviction processes to combat rising evictions resulting from financial hardships caused by the COVID-19 pandemic. These measures make more onerous our ability to enforce tenants’ contractual rental obligations through evictions.
The potential negative impact on the health of our personnel, particularly if a significant number of them are impacted, could result in a deterioration in our ability to ensure business continuity during a disruption.
The COVID-19 virus has also caused, and could continue to cause, severe economic, market and other disruptions worldwide. We cannot assure you that conditions will not deteriorate as a result of the pandemic. In addition, the deterioration of global economic conditions as a result of the pandemic may ultimately decrease the demand for multifamily communities within the markets in which we operate and may adversely impact occupancy levels and rental rates across our portfolio.
The extent of the COVID-19 virus’s effect on our operational and financial performance will depend on future developments including the new strains of the virus and the spread and intensity of any such new strains, all of which are uncertain and difficult to predict.

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
As a real estate company, we are subject to various changes in real estate conditions and any negative trends in such real estate conditions may adversely affect our results of operations through decreased revenues or increased costs. These conditions include:
•changes in national, regional and local economic conditions, which may be negatively impacted by concerns about inflation, deflation, government deficits, high unemployment rates, decreased consumer confidence and liquidity concerns, particularly in markets in which we have a high concentration of properties;
•fluctuations in interest rates, which could adversely affect our ability to obtain financing on favorable terms or at all, or could reduce our ability to deploy capital in investments that are accretive to our stockholders;
•the inability of our residents to pay rent timely, or at all;
•the existence and quality of the competition, such as the attractiveness of our properties as compared to our competitors’ properties based on considerations such as convenience of location, rental rates, amenities and safety record;
•increased operating costs, including increased real property taxes, maintenance, insurance, utilities and labor costs;
•weather conditions that may increase or decrease energy costs and other weather-related expenses;
•civil unrest, acts of God, including earthquakes, floods, hurricanes and other natural disasters, which may result in uninsured losses, acts of war or terrorism, or other natural or human causes beyond our control, which may disrupt or interrupt our operations;
•oversupply of multifamily housing or a reduction in demand for real estate in the markets in which our properties are located;
•a favorable interest rate environment that may result in a significant number of potential residents of our multifamily communities deciding to purchase homes instead of renting;
•changes in, or increased costs of compliance with, laws and/or governmental regulations, including those governing usage, zoning, the environment and taxes; and
•rent control or stabilization laws, or other laws regulating rental housing, which could prevent us from raising rents to offset increases in operating costs.
Economic conditions may adversely affect the residential real estate market and our income.
A residential property’s income and value may be adversely affected by international, national and regional economic conditions. The COVID-19 pandemic, the military conflict between Russia and Ukraine, have disrupted financial markets and significantly impacted worldwide economic activity resulting in a global economic recession. If such conditions do not improve or if new economic or capital markets problems arise, the value of our portfolio may decline significantly. A deterioration in economic conditions may also have an adverse effect on our operations if they result in our residents or prospective residents being unable to afford the rents we need to charge to be profitable.
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
Our properties may be subject to increases in tax rates, utility costs, operating expenses, insurance costs, repairs and maintenance, administrative and other expenses. Real estate taxes, utilities costs and insurance premiums, in particular, are subject to significant increases and fluctuations, which can be widely outside of our control. A number of our markets had tax reassessments in 2022 and we expect this to continue in future years. If our costs continue to rise, without being offset by a corresponding increase in rental rates, our results of operations could be negatively impacted, and our ability to pay our dividends and distributions and senior debt could be affected.
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
•a co-venturer or partner may have certain approval rights over major decisions, including as to forms, amounts and timing of equity and debt financing, operating and capital budgets, and timing of sales and liquidations, which may prevent us from taking actions that we believe are in the best interest of our stockholders but are opposed by our co-venturers or partners;
•a co-venturer or partner may at any time have economic or business interests or goals which are or become inconsistent with our business interests or goals, including inconsistent goals relating to the sale of properties held in the joint venture or the timing of termination or liquidation of the joint venture;
•a co-venturer or partner might experience financial distress, become insolvent or bankrupt or fail to fund its share of required capital contributions, which may delay construction or development of a property or increase our financial commitment to the joint venture;
•we may incur liabilities as a result of an action taken by our co-venturer or partner;
•a co-venturer or partner may be in a position to take actions contrary to our instructions, requests, objectives or policies, including our policy with respect to qualifying and maintaining our qualification as a REIT;
•agreements governing joint ventures, limited liability companies and partnerships often contain restrictions on the transfer of a member’s or partner’s interest or “buy-sell” or other provisions that may result in a purchase or sale of the interest at a disadvantageous time or on disadvantageous terms;
•disputes between us and our co-venturer or partner may result in litigation or arbitration that would increase our expenses and prevent our officers and directors from focusing their time and effort on our business and result in subjecting the properties owned by the joint venture to additional risk; and
•under certain joint venture arrangements, neither venture partner may have the power to control the venture, and an impasse could be reached which may result in a delay of key decisions and such delay may have a negative effect on the joint venture.
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
As of December 31, 2022, $815.5 million of our $2,586.4 million of total outstanding consolidated indebtedness bore interest at variable rates. If interest rates were to increase, our debt service obligations on the variable rate consolidated indebtedness would increase even though the amount borrowed would remain the same, and our net income and cash flows would correspondingly decrease. In order to partially mitigate our exposure to increases in interest rates, we have entered into interest rate swaps and collars on $550.0 million of our variable rate debt, which involve the exchange of variable for fixed rate interest payments. Taking into account our current interest rate swap and collar agreements, a 100-basis point increase in interest rates would result in a $2.7 million increase in annual interest expense. See Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Interest Rate Risk and Sensitivity.” To the extent that we use derivative financial instruments to hedge our exposure to variable rate consolidated indebtedness, we may be exposed to credit, basis and legal enforceability risks. Derivative financial instruments may include interest rate swap contracts, interest rate cap or floor contracts, futures or forward contracts, options or repurchase agreements. In this context, credit risk is the failure of the counterparty to perform under the terms of the derivative contract. If the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us. Basis risk occurs when the index upon which the contract is based is more or less variable than the index upon which the hedged asset or liability is based, thereby making the hedge less effective. Finally, legal enforceability risks encompass general contractual risks, including the risk that the counterparty will breach the terms of, or fail to perform its obligations under, the derivative contract. Moreover, hedging strategies involve transaction and other costs. If we are unable to manage these risks and costs effectively, our results of operations, financial condition and ability to make distributions may be adversely affected.
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
We expect that we will incur additional indebtedness in the future. Certain of our outstanding debt contains, and we may in the future acquire or finance properties with debt containing, limited or no principal amortization, which would require that the principal be repaid at the maturity of the loan in a so-called “balloon payment.” As of December 31, 2022, the financing arrangements of our outstanding indebtedness could require us to make lump-sum or “balloon” payments of approximately $2,454.6 million at maturity dates that range from 2024 to 2030. At the maturity of these loans, assuming we do not have sufficient funds to repay the debt, we will need to refinance the debt. If the credit environment is constrained at the time of our debt maturities, we would have a very difficult time refinancing debt. In addition, for certain loans, we locked in our fixed-rate debt at a point in time when we were able to obtain favorable interest rate, principal payments and other terms. When we refinance our debt, prevailing interest rates and other factors may result in us paying a greater amount of debt service, which will adversely affect our cash flow and our ability to make distributions to our stockholders. If we are unable to refinance our debt on acceptable terms, we may be forced to choose from a number of unfavorable options, including agreeing to otherwise unfavorable financing terms on one or more of our unencumbered assets, selling one or more properties at disadvantageous terms, including unattractive prices, or defaulting on the mortgage and permitting the lender to foreclose. Any one of these options could have a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our stockholders.
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
We may be adversely affected by changes in LIBOR reporting practices, the method in which LIBOR is determined, the use of alternative reference rates, or our use of SOFR as the base rate for our unsecured debt due to SOFR's limited history and its potential to be volatile.
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
On July 25, 2022, we restructured our Revolving Credit Facility to provide for interest to be based on the secured overnight financing rate (“SOFR”) rather than the London Interbank Offer Rate (“LIBOR”). As of December 31, 2022, we had $766.0 million of such unsecured debt and interest rate swaps and collars with an aggregate notional value of $550.0 million outstanding that were indexed to SOFR. In addition, we had $334.0 million of available liquidity under our Revolving Credit Facility that would be indexed to SOFR upon borrowing.
The publication of SOFR began in April 2018, and, therefore, it has a limited history. In addition, the future performance of SOFR cannot be predicted based on the limited historical performance. Future levels of SOFR may bear little or no relation to the historical actual or historical indicative SOFR data. Prior observed patterns, if any, in the behavior of market variables and their relation to SOFR, such as correlations, may change in the future. While some pre-publication historical data has been released by the Federal Reserve Bank of New York (“FRBNY”), production of such historical indicative SOFR data inherently involves assumptions, estimates and approximations. No future performance of SOFR may be inferred from any of the historical actual or historical indicative SOFR data. Hypothetical or historical performance data are not indicative of, and have no bearing on, the potential performance of SOFR.
Since the initial publication of SOFR, daily changes in the rate have, on occasion, been more volatile than daily changes in other benchmark or market rates, such as USD LIBOR, during corresponding periods. In addition, although changes in term SOFR and compounded SOFR generally are not expected to be as volatile as changes in SOFR on a daily basis, the return on, value of and market for the SOFR notes may fluctuate more than floating rate debt securities with interest rates based on less volatile rates.
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
All real property and the operations conducted on real property are subject to federal, state and local laws and regulations relating to environmental protection and human health and safety. Examples of federal laws include: the National Environmental Policy Act, the Comprehensive Environmental Response, Compensation, and Liability Act, the Solid Waste Disposal Act, as amended by the Resource Conservation and Recovery Act, the Federal Water Pollution Control Act, the Federal Clean Air Act, the Toxic Substances Control Act, the Emergency Planning and Community Right to Know Act and the Hazard Communication Act. These laws and regulations generally govern wastewater discharges, air emissions, the operation and removal of underground and above ground storage tanks, the use, storage, treatment, transportation and disposal of solid and hazardous materials, and the remediation of contamination associated with disposals. Some of these laws and regulations may impose joint and several liability on residents, owners or operators for the costs of investigation or remediation of contaminated properties, regardless of fault or the legality of the original disposal.
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
We generally expect that our properties will be subject to the Americans with Disabilities Act of 1990, as amended (the “Disabilities Act”). Under the Disabilities Act, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons. The Disabilities Act has separate compliance requirements for “public accommodations” and “commercial facilities” that generally require that buildings and services be made accessible and available to people with disabilities. The Disabilities Act does not, however, consider residential properties, such as multifamily properties, to be public accommodations or commercial facilities, except to the extent portions of such facilities, such as a leasing office, are open to the public. The Disabilities Act’s requirements could require removal of access barriers and could result in the imposition of injunctive relief, monetary penalties or, in some cases, an award of damages. We will attempt to acquire properties that comply with the Disabilities Act or place the burden on the seller or a third party to ensure compliance with such laws. However, we cannot assure you that we will be able to acquire properties or allocate responsibilities in this manner. If we cannot, costs in complying with these laws may adversely affect our results of operations, financial condition and ability to make distributions to our stockholders.
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
Various state and local governments have enacted and may continue to enact rent control, rent stabilization, or limitations, and similar laws and regulations that could limit our ability to raise rents or charge certain fees, including laws or court orders, either of which could have a retroactive effect. We have seen a recent increase in governments enacting or considering, or being urged to consider, such laws and regulations. Federal, state and local governments or courts also have made, and may make in the future, changes to laws related to allowable fees and rents, eviction, resident screening and other tenants’ rights laws and regulations (including changes in response to the COVID-19 pandemic and other changes that apply retroactively) that could adversely impact our results of operations and the value of our properties. Laws and regulations regarding rent control, rent stabilization, eviction, resident screening, tenants’ rights, and similar matters, as well as any lawsuits against us arising from such laws and regulations, may limit our ability to charge market rents, limit our ability to increase rents, evict delinquent tenants or change fees, or recover increases in our operating expenses, which could have an adverse effect on our results of operations and the value of our properties.
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
Dividends paid by REITs are generally not eligible for the reduced 15% maximum tax rate for dividends paid to individuals (20% for those with taxable income above certain thresholds that are adjusted annually under current law). The more favorable rates applicable to regular corporate dividends could cause stockholders who are individuals to perceive investments in REITs to be relatively less attractive than investments in the stock of non-REIT corporations that pay dividends to which more favorable rates apply, which could reduce the value of the stocks of REITs. However, under the Tax Cuts and Jobs Act (the “TCJA”), regular dividends from REITs are treated as income from a pass-through entity and are eligible for a 20% deduction. As a result, our regular dividends will be taxed at 80% of an individual’s marginal tax rate. The current maximum rate for individuals is 37%, resulting in a maximum tax rate of 29.6% on our dividends. Dividends from REITs as well as regular corporate dividends will also be subject to a 3.8% Medicare surtax for taxpayers with modified adjusted gross income above $200,000 (if single) or $250,000 (if married and filing jointly).

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
If we fail to qualify as a REIT in any taxable year:
•we would not be allowed to deduct our distributions to our stockholders when computing our taxable income;
•we would be subject to U.S. federal income tax (including any applicable alternative minimum tax in tax years beginning before January 1, 2018) on our taxable income at regular corporate rates;
•we generally would be disqualified from being taxed as a REIT for the four taxable years following the year during which qualification was lost, unless entitled to relief under certain statutory provisions;
•we would have less cash to make distributions to our stockholders; and
•we might be required to borrow additional funds or sell some of our assets in order to pay corporate tax obligations we may incur as a result of our disqualification.
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
Neither ordinary nor capital gain distributions with respect to our common stock nor gain from the sale of stock should generally constitute UBTI to a tax-exempt investor. However, there are certain exceptions to this rule, including:
•under certain circumstances, part of the income and gain recognized by certain qualified employee pension trusts with respect to our stock may be treated as UBTI if our stock is predominately held by qualified employee pension trusts, such that we are a “pension-held” REIT (which we do not expect to be the case);
•part of the income and gain recognized by a tax-exempt investor with respect to our stock would constitute UBTI if such investor incurs debt in order to acquire our common stock; and
•part or all of the income or gain recognized with respect to our stock held by social clubs, voluntary employee benefit associations, supplemental unemployment benefit trusts and qualified group legal services plans which are exempt from U.S. federal income taxation under Sections 501(c)(7), (9), (17) or (20) of the Code may be treated as UBTI.
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
After the expiration of the five-year period described above, any business combination between the Maryland corporation and an interested stockholder must generally be recommended by the board of directors of the corporation and approved by the affirmative vote of at least:
•80% of the votes entitled to be cast by holders of the then outstanding shares of voting stock of the corporation; and
•two-thirds of the votes entitled to be cast by holders of voting stock of the corporation, other than shares held by the interested stockholder with whom or with whose affiliate the business combination is to be effected, or held by an affiliate or associate of the interested stockholder.
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
Our board of directors determines our major policies, including those regarding our investment objectives and strategies, financing, growth, debt capitalization, REIT qualification and distributions. Our board of directors may amend or revise these and other policies without a vote of the stockholders. Under our Charter, and bylaws and the Maryland General Corporation Law, our stockholders generally have a right to vote only on the following matters:
•the election or removal of directors;
•certain mergers, consolidations, statutory share exchanges and transfers of assets;
•our dissolution;
•adoption, amendment, alteration or repeal of provisions in our bylaws;
•the amendment of our charter, except that our board of directors may amend our charter without stockholder approval to:
•change our name;
•change the name or other designation or the par value of any class or series of stock and the aggregate par value of our stock;
•increase or decrease the aggregate number of our authorized shares;
•increase or decrease the number of our shares of any class or series of stock that we have the authority to issue; and
•effect certain reverse stock splits.
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
Our bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Circuit Court for Baltimore City, Maryland, or, if that court does not have jurisdiction, the United States District Court for the District of Maryland, Baltimore Division, will be the sole and exclusive forum for (a) any Internal Corporate Claim, as such term is defined in Section 1-101(p) of the Maryland General Corporation Law, or any successor provision thereof, (b) any derivative action or proceeding brought on our behalf, (c) any action asserting a claim of breach of any duty owed by any of our directors or officers or other employees to us or to our stockholders, (d) any action asserting a claim against us or any of our directors or officers or other employees arising pursuant to any provision of the Maryland General Corporation Law or our charter or bylaws, or (e) any other action asserting a claim against us or any of our directors or officers or other employees that is governed by the internal affairs doctrine.
General Risk Factors
If we are unable to retain or obtain key personnel, our ability to implement our investment strategies could be hindered, which could reduce our ability to make distributions and adversely affect the trading price of our common stock.
Our success depends to a significant degree upon the contributions of certain of our officers and our other personnel. If any of our key personnel were to terminate their employment with us, our operating results could suffer. Further, we do not have and do not intend to maintain key person life insurance that would provide us with proceeds in the event of death or disability of any of our key personnel. Moreover, we believe our future success depends upon our ability to hire and retain experienced managerial, operational and marketing personnel. Competition for such personnel is intense, and we cannot assure you that we will be successful in attracting and retaining such personnel or that we will not need to incur additional expense to attract and retain such personnel. If we lose or are unable to obtain the services of key personnel, our ability to implement our investment strategies could be delayed or hindered, and the trading price of our common stock may be adversely affected.
We may suffer losses that are not covered by insurance.
If we suffer losses that are not covered by insurance or that are in excess of our insurance coverage, we could lose invested capital and anticipated profits. We maintain comprehensive insurance for our properties, including casualty, liability, accidental death or injury to persons, fire, extended coverage, terrorism, earthquakes, hurricanes and rental loss customarily obtained for similar properties in amounts which our advisor determines are sufficient to cover reasonably foreseeable losses, and with policy specifications and insured limits that we believe are adequate and appropriate under the circumstances. Material losses may occur in excess of insurance proceeds with respect to any property, and there are types of losses, generally of a catastrophic nature, such as losses due to wars, pollution, environmental matters (such as snow or ice storms, windstorms, tornadoes, hurricanes, earthquakes, flooding or other severe weather) and mold, which are either uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments. Moreover, we cannot predict whether all of the coverage that we currently maintain will be available to us in the future, or what the future costs or limitations on any coverage that is available to us will be. We rely on third party insurance providers for our property, general liability and worker’s compensation insurance. While there has yet to be any non-performance by these major insurance providers, should any of them experience liquidity issues or other financial distress, it could negatively impact us. In addition, we annually assess our insurance needs based on the cost of coverage and other factors. We may choose to self-insure a greater portion of these risks in the future or may choose to have higher deductibles or lesser policy terms.
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
ITEM 1B.    Unresolved Staff Comments
None.

ITEM 2.    Properties
We hold fee title to all of the multifamily properties in our portfolio (other than two properties under development and five properties owned by unconsolidated joint ventures in which we hold interests). The following table presents an overview of our consolidated portfolio as of December 31, 2022.

Market	Property Count	Units (a)	Gross Cost	Accumulated Depreciation	Net Book Value	Period End Occupancy (b)	Average Occupancy (c)	Average Effective Rent per Occupied Unit (d)
Asheville, NC	1	252	$29,210	$(5,107)	$24,103	96.8%	96.8%	$1,475
Atlanta, GA	13	5,180	1,061,734	(57,014)	1,004,720	92.5%	92.6%	1,615
Austin, TX	1	256	55,782	(1,665)	54,117	87.1%	87.3%	1,741
Birmingham, AL	2	1,074	231,912	(6,942)	224,970	90.1%	90.3%	1,473
Charleston, SC	2	518	81,208	(13,733)	67,475	95.0%	95.3%	1,585
Charlotte, NC	3	714	189,216	(10,347)	178,869	95.8%	95.9%	1,753
Chattanooga, TN	1	192	36,942	(1,005)	35,937	94.8%	94.0%	1,398
Chicago, IL	1	374	90,126	(2,524)	87,602	95.2%	94.4%	1,746
Cincinnati, OH	2	542	122,104	(3,473)	118,631	93.7%	94.1%	1,544
Columbus, OH	10	2,510	367,205	(31,490)	335,715	95.0%	95.3%	1,348
Dallas, TX	14	4,007	849,344	(39,969)	809,375	93.7%	94.4%	1,770
Denver, CO	9	2,292	605,319	(18,067)	587,252	94.1%	94.3%	1,685
Fort Wayne, IN	1	222	44,140	(1,415)	42,725	93.2%	94.6%	1,417
Greenville, SC	1	702	123,165	(3,665)	119,500	95.0%	95.0%	1,234
Houston, TX	7	1,932	322,076	(8,941)	313,135	94.5%	94.0%	1,423
Huntsville, AL	3	873	189,690	(9,250)	180,440	93.8%	95.2%	1,515
Indianapolis, IN	8	2,256	326,079	(20,613)	305,466	93.1%	95.2%	1,310
Lexington, KY	3	886	159,841	(4,652)	155,189	94.9%	96.6%	1,270
Louisville, KY	4	1,150	148,564	(35,876)	112,688	93.2%	93.7%	1,257
Memphis, TN	4	1,383	159,297	(33,611)	125,686	94.3%	93.3%	1,521
Myrtle Beach, SC - Wilmington, NC	3	628	67,766	(10,492)	57,274	95.4%	95.2%	1,400
Nashville, TN	5	1,508	365,470	(10,166)	355,304	90.0%	91.3%	1,605
Norfolk, VA	1	183	54,058	(1,516)	52,542	94.5%	96.1%	1,870
Oklahoma City, OK	8	2,147	318,567	(18,668)	299,899	92.7%	92.2%	1,152
Orlando, FL	1	297	50,139	(8,803)	41,336	95.9%	94.6%	1,770
Raleigh - Durham, NC	6	1,690	255,292	(40,432)	214,860	94.4%	94.8%	1,519
San Antonio, TX	1	306	57,040	(1,706)	55,334	97.1%	97.6%	1,506
Tampa-St. Petersburg, FL	5	1,452	290,797	(24,955)	265,842	95.2%	94.5%	1,780
TOTAL	120	35,526	$6,652,083	$(426,097)	$6,225,986	93.6%	93.9%	$1,522
(a)Units represent the total number of units available for rent at December 31, 2022.
(b)Period end occupancy for each of our properties is calculated as (i) total units rented as of December 31, 2022 divided by (ii) total units available for rent as of December 31, 2022, expressed as a percentage.
(c)Average occupancy represents the daily average occupancy of available units for the three-month period ended December 31, 2022.
(d)Average effective monthly rent, per unit, represents the average monthly rent for all occupied units for the three-month period ended December 31, 2022.
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
On November 14, 2022, a complaint was filed in the U.S. District Court for the Northern District of Illinois on behalf of putative classes of consumers alleging collusion among RealPage, Inc. (“RealPage”), Greystar Real Estate Partners, LLC, Mid-America Apartment Communities, Inc., Avenue5 Residential, LLC, Equity Residential, Camden Property Trust, Essex Property Trust, Inc., Thrive Communities Management, LLC, Security Properties Inc., B/T Washington, LLC, d/b/a Blanton Turner, and us to fix, raise, maintain, and stabilize multifamily rental housing prices in violation of Section 1 of the Sherman Act. Since then, the above-referenced case was dismissed and refiled in the U.S. District Court for the Western District of Washington. A number of similar putative class action complaints were filed in other federal district courts against these and other defendants allegedly engaged in the leasing of residential rental units. Some of the complaints name us as a defendant and others do not. On January 4, 2023, a number of defendants filed a motion before the Judicial Panel on Multidistrict Litigation to transfer the cases to the Northern District of Texas. Plaintiffs have filed responses requesting that the cases be transferred to the districts other than the Northern District of Texas. We deny all allegations of wrongdoing.
ITEM 4.    Mine Safety Disclosures
Not applicable.

PART II
ITEM 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information; Holders
Our common stock is listed and traded on the New York Stock Exchange (“NYSE”) under the symbol “IRT”. At the close of business on February 13, 2023, the closing price for our common stock on the NYSE was $19.31 per share and there were 6,359 holders of record, one of which is the holder for all beneficial owners who hold in street name.
Dividends
Our quarterly dividend rate is currently $0.14 per common share. Our Board of Directors reviews and declares the dividend rate quarterly. Actual dividends paid by us will be affected by a number of factors, including, but not limited to, the revenues received from our multifamily communities, our operating expenses, the interest expense incurred on borrowings and anticipated capital expenditures. We expect to make future quarterly distributions to stockholders; however, future distributions will be at the discretion of our Board of Directors and will depend on our actual funds from operations, our financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Code (see “Business - Qualification as a Real Estate Investment Trust” above) and such other factors as our Board of Directors deems relevant.

PERFORMANCE GRAPH
On August 13, 2013, our common stock commenced trading on the NYSE MKT. On July 31, 2017 we transferred the listing of our common stock to the NYSE from the NYSE MKT. The following graph compares the index of the cumulative total stockholder return on our common shares for the measurement period beginning December 30, 2016 and ending December 31, 2022 with the cumulative total returns of the National Association of Real Estate Investment Trusts (NAREIT) Equity REIT index and the Russell 3000 Index. The following graph assumes that each index was 100 on the initial day of the relevant measurement period and that all dividends were reinvested.

400
350
300
250
200
150
100
CUMULATIVE TOTAL SHAREHOLDER RETURN INDEX

	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022
IRT	100.00	121.60	119.02	193.30	194.74	384.00	257.73
Russell 3000	100.00	121.02	114.61	150.07	181.32	208.90	183.84
NAREIT Equity	100.00	108.67	104.28	134.17	127.30	179.87	134.99
Unregistered Sales of Equity Securities
As of January 1, 2022, an aggregate of 6,981,841 IROP units were outstanding and held by unaffiliated third parties. As discussed above, holders of IROP units may tender their units to us for cash in an amount equal to the market price (based on a trailing average computation) of an equivalent number of shares of IRT common stock at the time we receive notice of the exchange. We have the option, in lieu of paying cash, to settle the exchange for a number of shares of IRT common stock equal to the number of IROP units tendered for exchange. On March 15, 2022, we issued 10,848 shares of common stock in exchange for an equal number of IROP units. On May 25, 2022, we issued 21,170 shares of common stock in exchange for an equal number of IROP units. On June 14, 2022, we issued 858,651 shares of common stock in exchange for an equal number of IROP units. Our issuances of shares of common stock were exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended. As a result of the foregoing exchanges of IROP units, an aggregate of 6,091,171 IROP units held by unaffiliated third parties were outstanding at December 31, 2022 and as of February 13, 2023 reduced by 144,600 IROP units exchanged on January 9, 2023.
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
These forward-looking statements are based upon the current beliefs and expectations of our management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are difficult to predict and generally beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. We assume no obligation to update or supplement forward-looking statements because of subsequent events. Actual results may differ materially from the anticipated results discussed in these forward-looking statements. Factors which may cause our actual results or performance to differ materially from those contemplated by forward-looking statements include, but are not limited to, the following:
•Unfavorable changes in economic conditions, either nationally or regionally in one or more of the markets in which we operate, could adversely impact us;
•Short-term leases expose us to the effects of declining rents;
•Competition could limit our ability to lease our units or increase or maintain rental income;
•Redevelopment risks could impact our profitability;
•Labor and materials required for maintenance, repair, renovation or capital expenditure may be more expensive than anticipated or significantly delayed;
•Competition could adversely affect our ability to acquire properties;
•Our acquisition strategy may not produce the cash flows expected;
•Failure to qualify as a REIT could have adverse consequences;
•Litigation risks could affect our business;
•A cybersecurity incident and other technology disruptions could negatively impact our business;
•Damage from catastrophic weather and other natural events could result in losses;
•Volatility in capital markets may result in fluctuations in our share price;
•Debt financing and other required capital may not be available to us or may only be available on adverse terms;
•Substantial inflationary or deflationary pressures could adversely affect our financial condition or results of operations;
•Rising interest rates could both increase our borrowing costs, thereby adversely affecting our cash flows and the amounts available for distribution to our stockholders, and decrease our share price, if investors seek higher yields through other investments;
•Failure to hedge effectively against interest rates may adversely affect results of operations; and
•Additional factors as discussed in Item 1A. “Risk Factors”.
Forward-looking statements and related uncertainties are also included in the Notes to Consolidated Financial Statements in this report.
Overview
See Item 1. Business for an overview of our company.
Business Objective and Investment Strategies
See Item 1. Business for discussion regarding our business objective and investment strategies.
In 2022, we acquired three wholly-owned communities, totaling 678 units, and disposed of six communities, totaling 1,983 units. We also formed three unconsolidated joint ventures (in which we own an 85% to 90% interest) that are developing communities that will contain, upon completion, 831 units. These acquisitions, dispositions and joint venture investments represent the execution of our strategy to gain scale within desired submarkets, while exiting markets in which we lack scale. In 2023, subject to market conditions, we intend to continue to seek opportunities to gain scale within our existing markets through acquisitions of communities which fit within our investment strategy. We face competition for attractive investment opportunities from other real estate investors and, as a result, we may be unable to acquire additional properties on desirable terms, or at all.
The STAR Merger was consummated in order to increase the scale and scope of our business, provide enhanced portfolio diversification and exposure to high growth markets, and to unlock synergies. During 2022, we successfully combined teams and integrated our property and revenue management systems across all former STAR communities, including merging human resources systems and benefit plans. We also completed property dispositions identified in conjunction with the STAR Merger that enabled us to delever our combined balance sheet.
We incurred approximately $5.5 million and $47.1 million in merger and integration costs related to the STAR Merger during the years ended December 31, 2022 and 2021. These costs primarily consisted of technology migration and implementation, consulting and professional fees and employee severance costs. These costs are presented in a separate line item, “Merger and integration costs,” in our consolidated statements of operations.
An important part of our investment strategy is to strengthen our balance sheet and drive long-term growth and unlock value through portfolio enhancements. Our Value Add Initiative, which is comprised of renovations and upgrades at selected communities to drive increased rental rates, is a core component of this strategy. As of December 31, 2022, we had identified 12,583 units across 38 of our communities for renovations and upgrades as part of our Value Add Initiative. Since January 2018 and through December 31, 2022, we renovated 5,316 of the 12,583 units currently owned while achieving a return on total investment of 19.6% (and approximately 21.6% on the interior portion of such renovation costs). We compute return on cost by measuring our cost against our rent premiums. We expect to complete the remaining projects included in our Value Add Initiative at the selected communities during 2023 and 2024.

See Item 1. Business for an additional discussion regarding developments in our business during 2022.

Results of Operations
The following discussion is based on our Consolidated Financial Statements for the years ended December 31, 2022 and 2021. As of December 31, 2022, we owned and consolidated 120 multifamily apartment properties, of which 112 comprised the Combined Same-Store Portfolio. We discuss below, under “Non-GAAP Financial Measures,” our methodology for categorizing our 120 properties, as applicable, into IRT Same-Store Portfolio (48 properties as of December 31, 2022), STAR Same-Store Portfolio (64 properties as of December 31, 2022) and Combined Same-Store Portfolio (112 properties as of December 31, 2022). Because of substantial changes in our total property portfolio as the result of the STAR Merger that closed on December 16, 2021, the financial data presented below show significant changes in revenue and expenses from period-to-period. Refer to Item 7, “Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2021 for a comparison of the year ended December 31, 2021 to the year ended December 31, 2020.
Year Ended December 31, 2022 Compared to the Year Ended December 31, 2021

	SAME-STORE PROPERTIES				NON SAME-STORE PROPERTIES				Pre-Merger STAR Portfolio(1)	CONSOLIDATED
	2022	2021	Increase (Decrease)	% Change	2022	2021	Increase (Decrease)	% Change		2022	2021	Increase (Decrease)	% Change
Period-end Property Data:
Number of properties	112	112	—	—%	8	11	(3)	(27.3)%	(68)	120	123	(3)	(2.4)%
Number of units	33,527	33,527	—	—%	1,999	3,304	(1,305)	(39.5)%	(21,394)	35,526	36,831	(1,305)	(3.5)%
Average occupancy	94.7%	96.0%	—	(1.3)%	93.3%	88.2%	—	5.1%	NM*	94.6%	95.8%	—	(1.2)%
Average effective monthly rent, per unit	$1,446	$1,291	$155	12.0%	$1,384	$1,100	$284	25.8%	NM*	$1,431	$1,245	$186	14.9%
Revenue:
Rental and other property revenue	$587,777	$531,097	$56,680	10.7%	$39,637	$45,999	$(6,362)	(13.8)%	$(327,604)	$627,414	$249,492	$377,922	151.5%
Expenses:
Property operating expenses	217,061	204,911	12,150	5.9%	15,214	19,333	(4,119)	(21.3)%	(130,992)	232,275	93,252	139,023	149.1%
Net Operating Income	$370,716	$326,186	$44,530	13.7%	$24,423	$26,666	$(2,243)	(8.4)%	$(196,612)	$395,139	$156,240	$238,899	152.9%

Other Revenue:
Other revenue										$1,111	$760	$351	46.2%
Corporate and other expenses:
Property management expenses										24,033	9,539	14,494	151.9%
General and administrative expenses										26,260	18,610	7,650	41.1%
Depreciation and amortization expense										252,849	76,909	175,940	228.8%
Casualty (gains) losses, net										(8,866)	359	(9,225)	-2569.6%
Other income, net										1,558	—	1,558	100.0%
Loss from investments in unconsolidated real estate entities										2,169	—	2,169	100.0%
Interest expense										(86,955)	(36,401)	(50,554)	138.9%
Merger and integration costs										(5,505)	(47,063)	41,558	-88.3%
Gain on sale (loss on impairment) of real estate assets, net										111,756	87,671	24,085	27.5%
Loss on extinguishment of debt										—	(10,261)	10,261	(100)%
Net income										120,659	45,529	75,130	165.0%
Income allocated to noncontrolling interests										(3,410)	(940)	(2,470)	262.8%
Net income available to common shares										$117,249	$44,589	$72,660	163.0%
(1)Represents metrics of the STAR Portfolio, for the year ended December 31, 2021, the period of ownership prior to the consummation of the STAR Merger on December 16, 2021 and is presented for the purpose of reconciling Combined Same-Store Portfolio results to the consolidated results for the year ended December 31, 2021.
•Not meaningful (“NM”).

Revenue
Rental and other property revenue. Rental and other property revenue increased $377.9 million to $627.4 million for the year ended December 31, 2022 from $249.5 million for the year ended December 31, 2021. The increase was primarily attributable to the STAR Merger, which contributed a pre-merger revenue base of $327.6 million partially offset by our Non Same-Store Portfolio which decreased by $6.4 million. In addition, same-store rental income increased by $56.7 million for the year ended December 31, 2022 driven by a 12.0% increase in average effective monthly rent per unit.
Expenses
Property operating expenses. Property operating expenses increased $139.0 million to $232.3 million for the year ended December 31, 2022 from $93.3 million for the year ended December 31, 2021. The increase was driven by the STAR Merger, which contributed $131.0 million of operating expenses partially offset by our Non Same-Store Portfolio which decreased by $4.1 million. In addition, same-store real estate operating expenses increased by $12.2 million during the year ended December 31, 2022, primarily due to an increase in real estate taxes, utilities, repairs and maintenance, and contract services.
Property management expenses. Property management expenses increased $14.5 million to $24.0 million for the year ended December 31, 2022 from $9.5 million for the year ended December 31, 2021 as a result of the increase in costs associated with the additional employees that joined IRT in connection with the STAR Merger.
General and administrative expenses. General and administrative expenses increased $7.7 million to $26.3 million for the year ended December 31, 2022 from $18.6 million for the year ended December 31, 2021. This was due to an increase in professional fees and costs associated with the additional employees that joined IRT in connection with the STAR Merger.
Depreciation and amortization expense. Depreciation and amortization expense increased $175.9 million to $252.8 million for the year ended December 31, 2022 from $76.9 million for the year ended December 31, 2021. The increase was primarily attributable to an increase in depreciation of $128.3 million and approximately $52.6 million of amortization of in-place lease intangibles, from properties acquired in the STAR Merger.
Casualty (gains) losses, net. During the year ended December 31, 2022, we recognized net casualty gains of $8.9 million as a result of receiving insurance proceeds in excess of the carrying value of the associated damage. During the year ended December 31, 2021, we incurred $0.4 million in casualty losses due to winter storm damage at various properties where the carrying value of the damage exceeded insurance proceeds due to policy deductible levels.
Loss from investments in unconsolidated joint ventures. During the year ended December 31, 2022, we incurred losses of $2.2 million on investments in unconsolidated joint ventures, due to the depreciation and amortization recognized by the unconsolidated real estate entities.
Interest expense. Interest expense increased $50.6 million to $87.0 million for the year ended December 31, 2022 from $36.4 million for the year ended December 31, 2021. This was due primarily due to the assumption of debt in connection with the STAR Merger.
Merger and integration costs. We incurred approximately $5.5 million of STAR Merger-related integration costs during the year ended December 31, 2022 compared to $47.1 million during the year ended December 31, 2021. These costs primarily consist of technology migration and implementation, consulting and professional fees and employee severance costs.
Gain on sale (loss on impairment) of real estate assets, net. During the year ended December 31, 2022, six multi-family properties were sold resulting in net gains of $111.8 million. During the year ended December 31, 2021, three multi-family properties were sold resulting in net gains of $87.7 million.
Loss on extinguishment of debt. During the year ended December 31, 2022, we incurred no losses on the extinguishment of debt compared to $10.3 million during the year ended December 31, 2021, as a result of deleveraging efforts undertaken in contemplation of the STAR Merger.

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
CFFO is a computation made by analysts and investors to measure a real estate company’s operating performance by removing the effect of items that do not reflect ongoing property operations, including depreciation and amortization of other items not included in FFO, and other non-cash or non-operating gains or losses related to items such as casualty (gains) losses, abandoned deal costs, loan premium accretion and discount amortization, debt extinguishment costs, and merger and integration costs from the determination of FFO.
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

Set forth below is a reconciliation of net income to FFO and Core FFO for the years ended December 31, 2022, 2021 and 2020 (in thousands, except share and per share information):

	For the Year Ended December 31, 2022		For the Year Ended December 31, 2021		For the Year Ended December 31, 2020
	Amount	Per Share (1)	Amount	Per Share (1)	Amount	Per Share (1)
Funds From Operations (FFO):
Net income	$120,659	$0.53	$45,529	$0.41	$14,877	$0.16
Adjustments:
Real estate depreciation and amortization	251,545	1.10	76,487	0.70	60,352	0.64
Real estate depreciation and amortization from unconsolidated joint venture	2,320	0.01	—	—	—	—
(Gain on sale) loss on impairment of real estate assets, net, excluding prepayment (gains) losses	(111,347)	(0.49)	(90,277)	(0.82)	(7,554)	(0.08)
FFO	$263,177	$1.15	$31,739	$0.29	$67,675	$0.72
Core Funds From Operations (CFFO):
FFO	$263,177	$1.15	$31,739	$0.29	$67,675	$0.72
Adjustments:
Other depreciation and amortization	1,304	0.01	423	—	335	—
Abandoned deal costs	—	—	—	—	130	—
Casualty (gains) losses, net	(8,866)	(0.04)	359	—	711	0.01
Loan (premium accretion) discount amortization, net	(11,005)	(0.05)	(501)	—	—	—
Prepayment (gains) losses on asset dispositions	(409)	—	2,607	0.02	—	—
Loss on extinguishment of debt	—	—	10,261	0.09	—	—
Other income, net	(2,298)	(0.01)	—	—	—	—
Merger and integration costs	5,505	0.02	47,063	0.44	—	—
CFFO	$247,408	$1.08	$91,951	$0.84	$68,851	$0.73
(1)Based on 228,452,958, 109,418,810, and 94,430,935 weighted average shares and units outstanding for the years ended December 31, 2022, December 31, 2021, and December 31, 2020, respectively.
Net Operating Income
We believe that Net Operating Income (“NOI”), a non-GAAP financial measure, is a useful measure of our operating performance. We define NOI as total property revenues less total property operating expenses, excluding depreciation and amortization, casualty related costs and gains, property management expenses, general administrative expenses, interest expense, and net gains on sale of assets.
Other REITs may use different methodologies for calculating NOI, and accordingly, our NOI may not be comparable to other REITs. We believe that this measure provides an operating perspective not immediately apparent from GAAP operating income or net income. We use NOI to evaluate our performance on a same-store and non same-store basis because NOI measures the core operations of property performance by excluding corporate level expenses and other items not related to property operating performance and captures trends in rental housing and property operating expenses. However, NOI should only be used as an alternative measure of our financial performance.

Same-Store Properties and Same-Store Portfolio
We review our same-store portfolio at the beginning of each calendar year. Properties are added into the same-store portfolio if they were owned at the beginning of the previous year. Properties that are held for sale or have been sold are excluded from the same-store portfolio. Because our portfolio of properties changed significantly as a result of our STAR Merger, which closed on December 16, 2021, we may also present, as described below, information on the IRT Same-Store Portfolio, STAR Same-Store Portfolio and Combined Same-Store Portfolio.

IRT Same-Store Portfolio
IRT Same-Store Portfolio represents the 48 properties that we owned and consolidated as of January 1, 2021 and through December 31, 2022 (other than properties held for sale as of December 31, 2022).
STAR Same-Store Portfolio
STAR Same-Store Portfolio represents the 64 properties that STAR owned and consolidated as of January 1, 2021 and that, following the consummation of the Merger on December 16, 2021, continued to be owned and consolidated by us through December 31, 2022 (other than properties held for sale as of December 31, 2022).
Combined Same-Store Portfolio
Combined Same-Store Portfolio represents the combination of the IRT Same-Store Portfolio and the STAR Same-Store Portfolio considered as a single portfolio of 112 properties which represent 33,527 units.

Combined Non Same-Store Portfolio
Combined Non Same-Store Portfolio represents the combination of five IRT non same-store properties and three STAR non same-store properties considered as a single non same-store portfolio of eight properties which represent 1,999 units acquired after January 1, 2021 (includes one property held for sale as of December 31, 2022).
Pre-Merger STAR Portfolio NOI
In order to reconcile Combined Same-Store Portfolio NOI to net income for periods prior to our December 16, 2021 merger with STAR, our reconciliation excludes NOI generated by the STAR Portfolio because we did not own these properties prior to December 16, 2021.

We review our Same-Store Portfolio at the beginning of each calendar year. Properties are added into the Same-Store Portfolio if they were owned at the beginning of the previous year. Properties that are held for sale or have been sold are excluded from the Same-Store Portfolio. The table below presents our same-store results for the years ended December 31, 2022 and 2021 (in thousands).

	Twelve-Months Ended December 31 (a)
	2022	2021	% change
Revenue:
Rental and other property revenue	$587,777	$531,097	10.7%
Property Operating Expenses
Real estate taxes	74,988	69,299	8.2%
Property insurance	12,488	11,485	8.7%
Personnel expenses (b)	47,683	47,062	1.3%
Utilities	29,884	28,000	6.7%
Repairs and maintenance	19,996	19,255	3.8%
Contract services	19,990	18,601	7.5%
Advertising expenses	4,992	5,183	(3.7)%
Other expenses	7,040	6,026	16.8%
Total property operating expenses	217,061	204,911	5.9%
Net operating income	$370,716	$326,186	13.7%

Combined same-store portfolio NOI Margin	63.1%	61.4%	1.7%
Average Occupancy	94.7%	96.0%	(1.3)%

Average effective monthly rent, per unit	$1,446	$1,291	12.0%
Reconciliation of Combined Same-Store Portfolio NOI to Net Income (Loss)
Combined same-store portfolio NOI	$370,716	$326,186
Combined non same-store portfolio NOI	24,423	26,666
Pre-Merger STAR Portfolio NOI (c)	—	(196,612)
Other revenue	1,111	760
Property management expenses	(24,033)	(9,539)
General and administrative expenses	(26,260)	(18,610)
Depreciation and amortization	(252,849)	(76,909)
Casualty gains (losses), net	8,866	(359)
Interest expense	(86,955)	(36,401)
Gain on sale (loss on impairment) of real estate assets, net	111,756	87,671
Loss on extinguishment of debt	—	(10,261)
Other income, net	1,558	—
Loss from investments in unconsolidated real estate entities	(2,169)	—
Merger and integration costs	(5,505)	(47,063)
Net income (loss)	$120,659	$45,529
(a)Combined Same-Store Portfolio for the years ended December 31, 2022 and 2021 includes 112 properties, which represent 33,527 units.
(b)Included in the twelve months ended December 31, 2022 is a refund of previously paid employer payroll taxes of $0.7 million from a portion of an employee retention credit received.
(c)Represents NOI of the STAR Portfolio for periods prior to the consummation of the STAR Merger on December 16, 2021.

Combined Same-Store Portfolio
The table below provides the 2022 quarterly and annual property operating results for the 2022 Combined Same-Store Portfolio (in thousands).

	For the Three-Months Ended (a)
	Dec 31, 2022	Sep 30, 2022	Jun 30, 2022	Mar 31, 2022	Total 2022 (c)
Revenue:
Rental and other property revenue	$151,392	$150,011	$145,611	$140,763	$587,777
Property Operating Expenses
Real estate taxes	18,810	18,299	19,231	18,648	74,988
Property insurance	3,268	3,487	2,972	2,761	12,488
Personnel expenses (b)	11,814	11,810	12,135	11,924	47,683
Utilities	7,711	7,914	7,014	7,245	29,884
Repairs and maintenance	3,913	5,963	5,973	4,147	19,996
Contract services	4,967	5,260	5,077	4,686	19,990
Advertising expenses	1,164	1,447	1,212	1,169	4,992
Other expenses	1,971	1,790	1,734	1,545	7,040
Total property operating expenses	53,618	55,970	55,348	52,125	217,061
Net operating income	$97,774	$94,041	$90,263	$88,638	$370,716

Combined same-store portfolio NOI Margin	64.6%	62.7%	62.0%	63.0%	63.1%
Average Occupancy	93.8%	94.2%	95.6%	95.3%	94.7%

Average effective monthly rent, per unit	$1,514	$1,481	$1,414	$1,375	$1,446
Reconciliation of combined same-store portfolio NOI to net income (loss):
Combined same-store portfolio NOI	$97,774	$94,041	$90,263	$88,638	$370,716
Combined non same-store portfolio NOI	7,269	6,292	5,404	5,456	24,423
Other revenue	306	300	120	385	1,111
Property management expenses	(6,593)	(5,744)	(6,139)	(5,556)	(24,033)
General and administrative expenses	(5,739)	(5,625)	(6,968)	(7,928)	(26,260)
Depreciation and amortization	(52,161)	(49,722)	(72,793)	(78,174)	(252,849)
Casualty gains (losses), net	1,690	191	5,592	1,393	8,866
Interest expense	(23,337)	(22,093)	(20,994)	(20,531)	(86,955)
Gain on sale (loss on impairment) of real estate assets, net	17,044	—	—	94,712	111,756
Other income, net	57	765	294	443	1,558
Gain (loss) from investments in unconsolidated real estate entities	242	(1,477)	(871)	(63)	(2,169)
Merger and integration costs	(2,028)	(275)	(1,307)	(1,895)	(5,505)
Net income (loss)	$34,524	$16,653	$(7,399)	$76,880	$120,659
(a)Combined Same-Store Portfolio consists of 112 properties, which represent 33,527 units.
(b)Included in the year ended December 31, 2022 is a refund of previously paid employer payroll taxes of $0.7 million from a portion of an employee retention credit received.
(c)The summation of quarterly amounts may not equal the full year amounts due to rounding.

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
•continue funding our current real estate developments until completion;
•pay our operating expenses; and
•distribute a minimum of 90% of our REIT taxable income (determined without regard to the deduction for dividends paid and excluding net capital gain) and to make investments in a manner that enables us to maintain our qualification as a REIT.
We intend to meet our liquidity requirements primarily through a combination of one or more of the following:
•the use of our cash and cash equivalents of $16.1 million as of December 31, 2022;
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
Stock Repurchase Program
On May 18, 2022, our Board of Directors authorized a common stock repurchase program (the “Stock Repurchase Program”) covering up to $250 million in shares of our common stock. Under the Stock Repurchase Program, we, in our discretion, may purchase our shares from time to time in the open market or in privately negotiated transactions. The amount and timing of the purchases will depend on a number of factors, including the price and availability of our shares, trading volumes and general market conditions. The Stock Repurchase Program has no time limit and may be suspended or discontinued at any time. During the year ended December 31, 2022, we had no repurchases of shares under the Stock Repurchase Program.

Cash Flows
As of December 31, 2022 and 2021, we maintained cash, cash equivalents, and restricted cash of approximately $44.0 million and $65.7 million, respectively. Our cash and cash equivalents were generated from the following activities (dollars in thousands):

	For the Years Ended December 31
	2022	2021	2020
Cash flows provided by operating activities	$249,537	$52,257	$74,959
Cash flows used in investing activities	(135,766)	(216,124)	(124,540)
Cash flows (used in) provided by financing activities	(135,425)	215,923	48,763
Net change in cash and cash equivalents, and restricted cash	(21,654)	52,056	(818)
Cash and cash equivalents, and restricted cash, beginning of period	65,671	13,615	14,433
Cash and cash equivalents, and restricted cash, end of the period	$44,017	$65,671	$13,615
Our cash flows provided by operating activities during the year ended December 31, 2022 were primarily driven by an increase in the size of our operating portfolio by the STAR Merger. Our cash flows provided by operating activities during the years ended December 31, 2021 and 2020 were primarily driven by the ongoing operations of our properties.
Our cash flows used in investing activities during the year ended December 31, 2022 were primarily driven by $201.8 million of outflows related to the acquisitions of three multifamily apartment communities, $84.0 million of capital expenditures, $61.8 million in additions to real estate under development, and $60.8 million of outflows related to our investment in five unconsolidated real estate entities, partially offset by $253.6 million of inflows from property dispositions and $15.6 million in proceeds from insurance claims.
Our cash flows used in investing activities during the year ended December 31, 2021 were primarily driven by $186.1 million of outflows related to the STAR Merger, $139.5 million of outflows related to two property acquisitions, $25.0 million of outflows related to our investment in two unconsolidated real estate entities, and capital expenditures of $43.0 million, partially offset by $177.5 million of inflows from property dispositions.
Our cash flow used in investing activities during the year ended December 31, 2020 were primarily driven by $145.3 million of outflows related to two property acquisitions and capital expenditures of $37.4 million. This was partially offset by cash inflows of $58.1 million related to three property dispositions.
Our cash flows used in financing activities during the year ended December 31, 2022 were primarily driven by distributions on our common stock of $105.8 million, and mortgage principal repayments of $53.4 million partially offset by proceeds from the issuance of common stock of $48.7 million.
Our cash flows provided by financing activities during the year ended December 31, 2021 were primarily driven by $594.5 million of term loan and credit facility proceeds and $317.0 million of proceeds from sales of common stock partially offset by $312.9 million of mortgage repayments, $302.3 million of credit facility repayments, and $49.8 million of distributions on our common stock.
Our cash flows provided by financing activities during the year ended December 31, 2020 were primarily driven by $148.2 million of proceeds from common stock issuances and was partially offset by $56.1 million of distributions on our common stock and mortgage repayments of $39.8 million.
Capitalization
New $400 Million Term Loan
On July 25, 2022, we entered into the Fourth Amended, Restated and Consolidated Credit Agreement (the “Fourth Restated Credit Agreement”) which amended and restated in its entirety the Third Amended and Restated Credit Agreement dated as of December 14, 2021 (the “Third Restated Credit Agreement”). The Fourth Restated Credit Agreement provides for an aggregate amount available for borrowing of $1.1 billion, which consists of (i) a $500.0 million unsecured revolving credit facility with a January 31, 2026 maturity date (the “Revolving Credit Facility”), (ii) a $400.0 million term loan with a January 28, 2028 maturity date (the “2028 Term Loan”); and (iii) a $200.0 million term loan with a May 18, 2026 maturity date (the “2026 Term Loan”). The Fourth Restated Credit Agreement represents an increase of $100.0 million over the Third Restated Credit Agreement which provided for (i) the Revolving Credit Facility, (ii) the 2026 Term Loan, and (iii) two additional term loans of $200.0 million and $100.0 million, which had maturity dates of January 17, 2024 and November 20, 2024, respectively (collectively, the “2024 Term Loans”). Proceeds from the 2028 Term Loan were used to (i) repay and retire the 2024 Term Loans, and (ii) reduce $100.0 million of outstanding borrowings under the Revolving Credit Facility. In addition, the Restated Credit Agreement changed the LIBOR interest rate option to SOFR. The Restated Credit Agreement otherwise continues, without material change, the 2026 Term Loan and the Revolving Credit Facility. We recognized the restructuring of the Fourth Restated Credit Agreement as a modification of debt for all lenders except for one and incurred deferred financing costs of $1.5 million associated with the transaction. We recognized the portion of debt associated with the lender no longer participating in the Fourth Restated Credit Agreement as an extinguishment of debt and wrote off their de minimis deferred financing costs.
Borrowings under the 2028 Term Loan bear interest at a rate equal to either (i) the SOFR rate plus a margin of 115 to 180 basis points, or (ii) a base rate plus a margin of 15 to 80 basis points. These margins represent a 5-basis point decrease from those applicable to the 2024 Term Loans that were repaid and retired. The margin for borrowings under the Revolving Credit Facility and the 2026 Term Loan remained unchanged, with (1) Revolving Credit Facility borrowings bearing interest at a rate equal to either (i) the SOFR rate plus a margin of 125 to 200 basis points, or (ii) a base rate plus a margin of 25 to 100 basis points; and (2) 2026 Term Loan borrowings bearing interest at a rate equal to either (i) the SOFR rate plus a margin of 120 to 190 basis points, or (ii) a base rate plus a margin of 20 to 90 basis points. The applicable margin will be determined based upon IROP’s consolidated leverage ratio. At the time of closing, based on IROP’s consolidated leverage ratio, the applicable margin was 125 basis points for the Revolving Credit Facility, 120 basis points for the 2026 Term Loan and 115 basis points for the 2028 Term Loan.
IROP has the right to request an increase in the aggregate amount of the Fourth Restated Credit Agreement from $1.1 billion to up to $1.5 billion, subject to certain terms and conditions, including receipt of commitments from one or more lenders, whether or not currently parties to the Fourth Restated Credit Agreement, to provide such increased amounts, which increase may be allocated, at IROP’s option, to the Revolving Credit Facility and/or to one or more of the Term Loans, in accordance with the Fourth Restated Credit Agreement.
Increased Dividend to $0.14
On May 18, 2022, our board of directors approved a quarterly dividend of $0.14 per share on our common stock, which represented a 17% increase in the dividend over the prior quarterly rate of $0.12 per share.
Board Authorized a Stock Repurchase Program
On May 18, 2022, our Board of Directors approved the Stock Repurchase Program covering up to $250 million in shares of our common stock. Under the Stock Repurchase Program, we, in our discretion, may purchase our shares from time to time in the open market or in privately negotiated transactions. The amount and timing of the purchases will depend on a number of factors, including the price and availability of our shares, trading volumes and general market conditions. The Stock Repurchase Program has no time limit and may be suspended or discontinued at any time. During the year ended December 31, 2022, we had no repurchases of shares under the Stock Repurchase Program.
Equity
On November 13, 2020, we entered into an equity distribution agreement pursuant to which we may from time to time offer and sell shares of our common stock having an aggregate offering price of up to $150 million (the “ATM Program”) in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended. Under the ATM Program, we may also enter into one or more forward sale transactions for the sale of shares of our common stock on a forward basis. During the fourth quarter of 2021 and the first quarter of 2022, we sold 2.0 million shares on a forward basis under the ATM program. On September 28, 2022, the forward shares were settled at the current weighted average sales price of $24.97 per share and we received proceeds, net of sales commissions, of approximately $49.9 million. There were no forward sale transactions that had not settled as of December 31, 2022. As of December 31, 2022, approximately $56.8 million remained available for issuance under the ATM Program.
We evaluated the accounting for the forward sale transactions under FASB ASC Topic 480 “Distinguishing Liabilities from Equity” and FASB ASC Topic 815 “Derivatives and Hedging”. As the forward sale transactions are considered indexed to our own equity and since they meet the equity classification conditions in ASC 815-40-25, the forward sale transactions have been classified as equity.
Debt
The following tables contain summary information concerning our consolidated indebtedness as of December 31, 2022 (dollars in thousands):

Debt:	Outstanding Principal	Unamortized Debt Issuance Costs	Unamortized Loan (Discount)/Premiums	Carrying Amount	Type	Weighted Average Rate	Weighted Average Maturity (in years)
Unsecured revolver(1)	$165,978	$(1,695)	$—	$164,283	Floating	4.9%	3.1
Unsecured term loans	600,000	(3,388)	—	596,612	Floating	5.1%	4.5
Secured credit facilities	635,128	(2,256)	27,670	660,542	Floating/Fixed	4.3%	5.9
Mortgages	1,185,246	(7,305)	32,267	1,210,208	Fixed	3.9%	5.2
Total Debt	$2,586,352	$(14,644)	$59,937	$2,631,645		4.5%	5.1
(1)The unsecured credit facility total capacity is $500,000, of which $165,978 was outstanding as of December 31, 2022.

	Original maturities on or before December 31,
Debt:	2023	2024	2025	2026	2027	Thereafter
Unsecured revolver	$—	$—	$—	$165,978	$—	$—
Unsecured term loans	—	—	—	200,000	—	400,000
Secured credit facilities	—	—	3,525	10,493	11,462	609,648
Mortgages	9,677	69,012	173,910	144,942	15,943	771,762
Total	$9,677	$69,012	$177,435	$521,413	$27,405	$1,781,410
As of December 31, 2022 we were in compliance with all financial covenants contained in our consolidated indebtedness.
PNC Secured Credit Facility
On December 16, 2021, in connection with the STAR Merger, we assumed the PNC MCFA, a fixed rate multifamily note and other loan documents for the benefit of PNC Bank. The PNC MCFA provided for a fixed rate loan in the aggregate principal amount of $79,170 that accrues interest at 2.82% per annum. The PNC MCFA has a maturity date of July 1, 2030, unless the maturity date is accelerated in accordance with the terms of the loan documents. Interest only payments are payable monthly through the maturity date. As of December 31, 2022, and 2021 the outstanding principal balance was $76,248 and $76,248, respectively.
Newmark Secured Credit Facility
On December 16, 2021, in connection with the STAR Merger, we assumed the Newmark secured credit facility (“Newmark MCFA”), which includes four tranches: (1) a fixed rate loan in the aggregate principal amount of $331,001 that accrues interest at 4.43% per annum; (2) a fixed rate loan in the aggregate principal amount of $137,917 that accrues interest at 4.57% per annum; (3) a variable rate loan in the aggregate principal amount of $49,493 that accrues interest at the one-month LIBOR plus 1.70% per annum; and (4) a fixed rate loan in the aggregate principal amount of $40,468 that accrues interest at 3.34% per annum. The first three tranches have a maturity date of August 1, 2028, and the fourth tranche has a maturity date of March 1, 2030, unless in each case the maturity date is accelerated in accordance with the terms of the loan documents. Interest only payments are payable monthly through August 1, 2025 and April 1, 2027 on the first three tranches and fourth tranche, respectively, with interest and principal payments due monthly thereafter. As of December 31, 2022, and 2021, the outstanding principal balance under the Newmark MCFA was $558,880 and $558,880, respectively.

Unsecured Credit Facility and Revolving Line of Credit
On December 14, 2021, we entered into the Third Amended, Restated and Consolidated Credit Agreement (the “Third Restated Credit Agreement”) which provided for a $1.0 billion unsecured credit facility (the “Facility”) that consisted of a $500.0 million revolving line of credit (the “Unsecured Revolver”), a $200.0 million senior term loan, a $200.0 million term loan and a $100.0 million term loan, (together, the “Unsecured Term Loans”), primarily to (1) increase the borrowing capacity under the Unsecured Revolver from $350.0 million to $500.0 million, (2) extend the maturity date of the Unsecured Revolver from May 9, 2023 to January 31, 2026 and (3) consolidate the Unsecured Term Loans into one combined agreement. We had the right to increase the aggregate amount of the Third Restated Credit Agreement from $1.0 billion to $1.5 billion, subject to certain terms and conditions. We recognized the restructuring of the Third Restated Credit Agreement as a modification of debt and incurred deferred financing costs of $1.9 million associated with the transaction. The Third Restated Credit Agreement was replaced by the Fourth Restated Credit Agreement described above.
In addition to certain negative covenants, the Fourth Restated Credit Agreement has financial covenants that require us to (i) maintain a consolidated leverage ratio below specified thresholds, (ii) maintain a minimum consolidated fixed charge coverage ratio, and (iii) maintain a minimum consolidated tangible net worth, (iv) and maintain secured and unsecured leverage ratios below specified thresholds. Additionally, the covenants (i) limit (a) the amount of distributions that we could make to a percentage of Funds from Operations (as such term was described in the debt agreement), (b) and the ratio of unencumbered asset adjusted net operating income to unsecured interest expense.
Contractual Obligations
The table below summarizes our material cash requirement related to contractual obligations, which primarily consist of principal and interest payments on our outstanding consolidated debt obligations and operating lease obligations as of December 31, 2022 (dollars in thousands):

	2023	2024	2025	2026	2027	Thereafter	Total
Principal payments on outstanding debt obligations	$9,677	$69,012	$177,435	$521,413	$27,405	$1,781,410	$2,586,352
Interest payments on outstanding debt obligations (1)	112,100	111,511	104,824	87,523	79,457	69,127	564,542
Operating lease obligations	844	692	482	480	486	2,042	5,026
Total	$122,621	$181,215	$282,741	$609,416	$107,348	$1,852,579	$3,155,920
(1)Our unsecured credit facility and term loans assumed a SOFR rate of 4.32% as of December 31, 2022.
Terms of Leases and Resident Characteristics
The leases for our portfolio typically follow standard forms customarily used between landlords and residents in the geographic area in which the relevant property is located. Under such leases, the resident typically agrees to pay an initial deposit (generally one month’s rent) and/or associated application and move in-fees, and then pays rent on a monthly basis during the term of the lease. As landlord, we are directly responsible for all real estate taxes, sales and use taxes, special assessments, property-level utilities, insurance building repairs, and other building operation and management costs. Individual residents are generally responsible for the utility costs of their unit. Our lease terms are generally for one year or less and average twelve months.
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
Inflation
Our resident leases at our apartment communities allow, at the time of renewal, for adjustments in the rent payable thereunder, and thus may enable us to seek rent increases. Almost all leases are for one year or less. The short-term nature of these leases has generally served to reduce our risk to adverse effects of inflation. However, substantial inflationary pressures could have a negative effect on rental rates and property operating expenses. The general risk of inflation is that interest on our debt, general and administrative expenses and other expenses, including our costs of capital improvements and expenditures, increase at a rate faster than increases in our residential rental rates, which would adversely affect our financial condition or results of operations. Additionally, substantial inflationary pressures may dampen consumer spending, which may negatively impact the demand for resident leases at our apartment communities. While there is debate among economists as to whether inflationary pressures, coupled with recent periods of economic contractions in the U.S., indicate that the U.S. has entered, or in the near term will enter, a recession, it remains difficult to predict the full impact of any future changes in inflation.
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
Investments in Real Estate
Allocation of Purchase Price of Acquired Assets
In accordance with FASB ASC Topic 805, we evaluate our real estate acquisitions to determine if they should be accounted for as a business or a group of assets. The evaluation includes an initial screen to determine if substantially all of the fair value of the gross assets acquired is concentrated in a single asset or group of similar assets. If the screen is met, the acquisition is not a business. The properties we have acquired met the screen test and are accounted for as asset acquisitions. Under asset acquisition accounting, the costs to acquire real estate, including transaction costs related to the acquisition, are accumulated and then allocated to the individual assets and liabilities acquired based upon their relative fair value. Transaction costs and fees incurred related to the financing of an acquisition are capitalized and amortized over the life of the related financing.
We estimate the fair value of acquired tangible assets (consisting of land, building and improvements), identified intangible assets (consisting of in-place leases), and assumed debt at the date of acquisition, based on the evaluation of information and estimates available at that date.
Business Combinations
On December 16, 2021, we acquired Steadfast Apartment REIT, Inc. and Steadfast Apartment REIT Operating Partnership, L.P., as discussed in Note 3 to the consolidated financial statements. The transaction was accounted for as a business combination whereby we measured the identifiable assets acquired and liabilities assumed at fair value. The identifiable assets acquired in the business combination included investments in real estate properties measured using a combination of income, market and cost approaches.

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
As of December 31, 2022, our only interest rate sensitive assets or liabilities related to our principal amount of $2.59 billion of outstanding indebtedness, of which $1.77 billion was fixed rate and $0.82 billion was floating rate, two float-to-fixed interest rate swaps with a total notional amount of $300 million, two interest rate collars with a total notional amount of $250 million and two forward interest rate collars with a total notional amount of $200 million.
As of December 31, 2021, our only interest rate sensitive assets or liabilities related to our principal amount of $2.65 billion of outstanding indebtedness, of which $1.82 billion was fixed rate and $0.83 billion was floating rate, two float-to-fixed interest rate swaps with a total notional amount of $150 million, and five interest rate collars with a total notional amount of $250 million. We monitor interest rate risk routinely and seek to minimize the possibility that a change in interest rates would impact the interest incurred and our cash flows. To mitigate such risk, we may use interest rate derivative contracts.

As of December 31, 2022 and 2021, the fair value of our fixed-rate indebtedness was $1.63 billion and $1.90 billion, respectively. The fair value of our fixed rate indebtedness was estimated using a discounted cash flow analysis utilizing rates that we believe a market participant would expect to pay for debt of a similar type and remaining maturity as if the debt was originated at December 31, 2022 and 2021, respectively. As we expect to remain obligated on our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations.
As of December 31, 2022, our interest rate swaps and interest rate collars had a combined asset fair value of $41.1 million. The fair values of our interest rate swaps and interest rate collars were estimated using a discounted cash flow analysis based on forward interest rate curves.
The following table summarizes our indebtedness, and the impact to interest expense for a 12-month period, and the change in the net fair value of our indebtedness assuming an instantaneous increase or decrease of 100 basis points in the SOFR or LIBOR interest rate curve, as applicable (dollars in thousands). The impact of the interest rate swaps and interest rate collars have been included in the table below:

	Liabilities Subject to Interest Rate Sensitivity (a)	100 Basis Point Increase	100 Basis Point Decrease
Interest expense from variable-rate indebtedness	$65,472	$2,697	$(3,199)
Fair value of fixed-rate indebtedness	1,627,804	(74,382)	78,691
(a)Unpaid balance of variable-rate indebtedness as of December 31, 2022 is shown. Fair value of fixed-rate indebtedness as of December 31, 2022 is shown.

ITEM 8.    Financial Statements and Supplementary Data
INDEX TO FINANCIAL STATEMENTS
OF INDEPENDENCE REALTY TRUST, INC.
(A Maryland Corporation)

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Independence Realty Trust, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Independence Realty Trust, Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes and financial statement schedule III (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 23, 2023 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Evaluation of the estimated hold period for real estate assets
As discussed in Note 4 to the consolidated financial statements, the Company had $6,190,209 thousand of investments in real estate, net as of December 31, 2022. The Company evaluates the recoverability of real estate assets whenever events or changes in circumstances indicate that the carrying amount of a real estate asset may not be recoverable. Such events or changes in circumstances include the Company’s plans for the respective assets (hold period), market and economic conditions, current and historical rental rates, occupancies for the respective and/or comparable properties, and recent sales data for comparable properties.

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
February 23, 2023

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Independence Realty Trust, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Independence Realty Trust, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes and financial statement schedule III (collectively, the consolidated financial statements), and our report dated February 23, 2023 expressed an unqualified opinion on those consolidated financial statements.
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
/s/ KPMG LLP
Philadelphia, Pennsylvania
February 23, 2023

Independence Realty Trust, Inc. and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands, except share and per share data)

	As of December 31, 2022	As of December 31, 2021
ASSETS:
Investments in real estate:
Investments in real estate, at cost	$6,615,243	$6,462,355
Accumulated depreciation	(425,034)	(243,475)
Investments in real estate, net	6,190,209	6,218,880
Real estate held for sale	35,777	61,560
Investment in real estate under development	105,518	41,777
Cash and cash equivalents	16,084	35,972
Restricted cash	27,933	29,699
Investments in unconsolidated real estate entities	80,220	24,999
Other assets	34,846	38,052
Derivative assets	41,109	2,488
Intangible assets, net of accumulated amortization of $700 and $4,779, respectively	399	53,269
Total Assets	$6,532,095	$6,506,696
LIABILITIES AND EQUITY:
Indebtedness, net	$2,631,645	$2,705,336
Accounts payable and accrued expenses	109,677	106,332
Accrued interest payable	7,713	7,175
Dividends payable	32,189	16,792
Derivative liabilities	—	11,896
Other liabilities	13,004	17,089
Total Liabilities	2,794,228	2,864,620
Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized, 0 and 0 shares issued and outstanding, respectively	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized, 224,064,940 and 220,753,735 shares issued and outstanding, including 232,134 and 269,622 unvested restricted common share awards, respectively	2,241	2,208
Additional paid-in capital	3,751,056	3,678,903
Accumulated other comprehensive income (loss)	35,102	(11,940)
Retained earnings (accumulated deficit)	(191,735)	(188,410)
Total stockholders’ equity	3,596,664	3,480,761
Noncontrolling interests	141,203	161,315
Total Equity	3,737,867	3,642,076
Total Liabilities and Equity	$6,532,095	$6,506,696
The accompanying notes are an integral part of these consolidated financial statements

Independence Realty Trust, Inc. and Subsidiaries
Consolidated Statements of Operations
(Dollars in thousands, except share and per share information)

	For the Years Ended December 31,
	2022	2021	2020
REVENUE:
Rental and other property revenue	$627,414	$249,492	$211,167
Other revenue	1,111	760	739
Total revenue	628,525	250,252	211,906
EXPENSES:
Property operating expenses	232,275	93,252	82,978
Property management expenses	24,033	9,539	8,494
General and administrative expenses	26,260	18,610	15,095
Depreciation and amortization expense	252,849	76,909	60,687
Abandoned deal costs	—	—	130
Casualty (gains) losses, net	(8,866)	359	711
Total expenses	526,551	198,669	168,095
Interest expense	(86,955)	(36,401)	(36,488)
Gain on sale (loss on impairment) of real estate assets, net	111,756	87,671	7,554
Loss on extinguishment of debt	—	(10,261)	—
Merger and integration costs	(5,505)	(47,063)	—
Other income, net	1,558	—	—
Loss from investments in unconsolidated real estate entities	(2,169)	—	—
Net income:	120,659	45,529	14,877
Income allocated to noncontrolling interest	(3,410)	(940)	(109)
Net income allocable to common shares	$117,249	$44,589	$14,768
Earnings per share:
Basic	$0.53	$0.41	$0.16
Diluted	$0.53	$0.41	$0.16
Weighted-average shares:
Basic	221,965,460	108,552,185	93,660,086
Diluted	223,119,937	109,831,520	94,688,440
The accompanying notes are an integral part of these consolidated financial statements.

Independence Realty Trust, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(Dollars in thousands)

	For the Years Ended December 31,
	2022	2021	2020
Net income	$120,659	$45,529	$14,877
Other comprehensive income (loss):
Change in fair value of interest rate hedges	49,671	13,481	(16,472)
Realized (losses) gains on interest rate hedges reclassified to earnings	(1,296)	8,136	(5,352)
Total other comprehensive income (loss)	48,375	21,617	(21,824)
Comprehensive income (loss) before allocation to noncontrolling interests	169,034	67,146	(6,947)
Allocation to noncontrolling interests	(4,743)	(675)	(8)
Comprehensive income (loss)	$164,291	$66,471	$(6,955)
The accompanying notes are an integral part of these consolidated financial statements.

Independence Realty Trust, Inc. and Subsidiaries
Consolidated Statements of Changes in Equity
(Dollars in thousands, except share and per share data)

	Preferred Shares	Par Value Preferred Shares	Common Shares	Par Value Common Shares	Additional Paid In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2019	—	$—	91,070,637	$911	$765,992	$(12,099)	$(141,525)	$613,279	$6,478	$619,757
Net income	—	—	—	—	—	—	14,768	14,768	109	14,877
Common dividends declared ($0.54 per share)	—	—	—	—	—	—	(51,994)	(51,994)	—	(51,994)
Other comprehensive income	—	—	—	—	—	(21,723)	—	(21,723)	(101)	(21,824)
Stock compensation	—	—	237,683	2	5,633	—	—	5,635	—	5,635
Repurchase of shares related to equity award tax withholding	—	—	(51,532)	(1)	(1,489)	—	—	(1,490)	—	(1,490)
Conversion of noncontrolling interest to common shares	—	—	196,974	1	1,371	—	—	1,372	(1,372)	—
Issuance of common shares, net	—	—	10,350,000	105	148,108	—	—	148,213	—	148,213
Distribution to noncontrolling interest declared ($0.54 per unit)	—	—	—	—	—	—	—	—	(403)	(403)
Balance, December 31, 2020	—	$—	101,803,762	$1,018	$919,615	$(33,822)	$(178,751)	$708,060	$4,711	$712,771
Net income	—	—	—	—	—	—	44,589	44,589	940	45,529
Common dividends declared ($0.48 per share)	—	—	—	—	—	—	(54,248)	(54,248)	—	(54,248)
Other comprehensive income	—	—	—	—	—	21,882	—	21,882	(265)	21,617
Stock compensation	—	—	327,375	3	7,343	—	—	7,346	—	7,346
Issuance of IROP Units related to acquisitions	—	—	—	—	—	—	—	—	157,200	157,200
Repurchase of shares related to equity award tax withholding	—	—	(159,191)	(2)	(2,925)	—	—	(2,927)	—	(2,927)
Conversion of noncontrolling interest to common shares	—	—	122,154	1	857	—	—	858	(858)	—
Issuance of common shares, net	—	—	118,659,635	1,188	2,754,013	—	—	2,755,201	—	2,755,201
Distribution to noncontrolling interest declared ($0.48 per unit)	—	—	—	—	—	—	—	—	(413)	(413)
Balance, December 31, 2021	—	$—	220,753,735	$2,208	$3,678,903	$(11,940)	$(188,410)	$3,480,761	$161,315	$3,642,076
Net income	—	—	—	—	—	—	117,249	117,249	3,410	120,659
Common dividends declared ($0.54 per share)	—	—	—	—	—	—	(120,574)	(120,574)	—	(120,574)
Other comprehensive income	—	—	—	—	—	47,042	—	47,042	1,333	48,375
Stock compensation	—	—	421,564	3	8,041	—	—	8,044	—	8,044
Repurchase of shares related to equity award tax withholding	—	—	(52,526)	—	(5,969)	—	—	(5,969)	—	(5,969)
Conversion of noncontrolling interest to common shares	—	—	890,669	9	21,451	—	—	21,460	(21,460)	—
Issuance of common shares, net	—	—	2,051,498	21	48,630	—	—	48,651	—	48,651
Distribution to noncontrolling interest declared ($0.54 per unit)	—	—	—	—	—	—	—	—	(3,395)	(3,395)
Balance, December 31, 2022	—	$—	224,064,940	$2,241	$3,751,056	$35,102	$(191,735)	$3,596,664	$141,203	$3,737,867
The accompanying notes are an integral part of these consolidated financial statements.

Independence Realty Trust, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Dollars in thousands)

	For the Years Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net income	$120,659	$45,529	$14,877
Adjustments to reconcile net income to cash flow from operating activities:
Depreciation and amortization	252,849	76,909	60,687
Accretion of loan discounts and premiums, net	(11,005)	(501)	—
Amortization of deferred financing costs, net	3,729	1,640	1,448
Stock compensation expense	7,893	7,227	5,564
(Gain on sale) loss on impairment of real estate assets, net	(111,756)	(87,671)	(7,554)
Loss on extinguishment of debt	—	10,261	—
Amortization related to derivative instruments	1,281	1,274	1,200
Casualty (gains) losses, net	(8,866)	359	711
Equity in loss from investments in unconsolidated real estate entities	2,169	—	—
Other income	(1,059)	—	—
Changes in assets and liabilities:
Other assets	(33)	(523)	(2,428)
Accounts payable and accrued expenses	(2,495)	(3,633)	754
Accrued interest payable	538	2,085	(182)
Other liabilities	(4,367)	(699)	(118)
Net cash provided by operating activities	249,537	52,257	74,959
Cash flows from investing activities:
Acquisition of real estate properties	(201,777)	(139,516)	(145,278)
Acquisition of STAR, net of cash acquired	—	(186,122)	—
Investments in unconsolidated real estate entities	(60,796)	(24,999)	—
Distributions received from investments in unconsolidated real estate entities	3,406	—	—
Disposition of real estate properties, net	253,560	177,486	58,137
Capital expenditures	(83,979)	(42,973)	(37,399)
Additions to real estate under development	(61,760)	—	—
Proceeds from insurance claims	15,580	—	—
Net cash used in investing activities	(135,766)	(216,124)	(124,540)
Cash flows from financing activities:
Proceeds from issuance of common stock	48,651	317,024	148,213
Proceeds from unsecured credit facility and term loan	707,500	594,500	195,501
Credit facility repayments	(718,525)	(302,301)	(197,000)
Mortgage principal repayments	(53,365)	(312,877)	(39,785)
Payments for deferred financing costs	(1,670)	(14,889)	(50)
Distributions on common stock	(105,829)	(49,832)	(56,146)
Distributions to noncontrolling interests	(2,743)	(294)	(480)
Payment for debt extinguishment	—	(12,481)	—
Repurchase of shares related to equity award tax withholding	(5,969)	(2,927)	(1,490)
Payments for forward interest rate collars	(3,475)	—	—
Net cash (used in) provided by financing activities	(135,425)	215,923	48,763
Net change in cash, cash equivalents and restricted cash	(21,654)	52,056	(818)
Cash, cash equivalents and restricted cash, beginning of period	65,671	13,615	14,433
Cash, cash equivalents and restricted cash, end of period	$44,017	$65,671	$13,615

Reconciliation of cash, cash equivalents, and restricted cash to the Consolidated Balance Sheet
Cash and cash equivalents	$16,084	$35,972	$8,751
Restricted cash	27,933	29,699	4,864
Total cash, cash equivalents, and restricted cash, end of period	$44,017	$65,671	$13,615
Supplemental cash flow information:
Cash paid for interest	$96,383	$29,227	$34,105
Supplemental disclosure of noncash investing and financing activities:
Decrease in noncontrolling interest from conversion of common limited partnership units to shares of common stock	$21,460	$858	$1,372
Distributions declared but not paid	$32,189	$16,792	$12,257
Assets acquired in STAR Merger	$—	$4,770,698	$—
Liabilities assumed in STAR Merger	$—	$1,886,791	$—
Value of common stock issued in STAR Merger	$—	$2,438,177	$—
Value of limited partnership units issued in STAR Merger	$—	$157,200	$—
Initial measurement of operating lease right of use assets	$753	$672	$169
Initial measurement of operating lease liabilities	$753	$672	$169
Accrued capital expenditures and real estate under development	$18,889	$4,603	$413

The accompanying notes are an integral part of these consolidated financial statements.

Independence Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
As of December 31, 2022
(Dollars in thousands, except share and per share data)
NOTE 1: Organization
Independence Realty Trust, Inc. (“IRT”), is a self-administered and self-managed Maryland real estate investment trust (“REIT”) which was formed on March 26, 2009. Our primary purposes are to acquire, own, operate, improve and manage multifamily apartment communities in non-gateway markets. As of December 31, 2022, we owned and operated 120 (unaudited) multifamily apartment properties that contain 35,526 (unaudited) units across non-gateway U.S. markets, including Atlanta, Columbus, Dallas, Denver, Houston, Indianapolis, Nashville, Oklahoma City, Raleigh-Durham, and Tampa. In addition, as of December 31, 2022, we owned interests in five unconsolidated joint ventures that are developing multifamily apartment communities. We own all of our assets and conduct substantially all of our operations through Independence Realty Operating Partnership, LP (“IROP”), of which we are the sole general partner.
As used herein, the terms “we,” “our” and “us” refer to IRT and, as required by context, IROP and their subsidiaries.
On July 26, 2021, IRT together with IROP, and IRSTAR Sub, LLC, a wholly-owned subsidiary of IRT (“IRT Merger Sub”), entered into an agreement and plan of merger (the “Merger Agreement”) with Steadfast Apartment REIT, Inc. (“STAR”) and its operating partnership, Steadfast Apartment REIT Operating Partnership, L.P. (“STAR OP”). Consummation of the mergers provided for in the Merger Agreement (which we refer to collectively as the “STAR Merger”) was subject to customary closing conditions, including, among others, receipt of IRT stockholder approval and STAR stockholder approval, which occurred on December 13, 2021. The STAR Merger closed on December 16, 2021. For further discussion, see Note 3: IRT and STAR Merger.
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

Independence Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
As of December 31, 2022
(Dollars in thousands, except share and per share data)
e.    Restricted Cash
Restricted cash includes escrows of our funds held by lenders to fund certain expenditures, such as real estate taxes and insurance, or to be released at our discretion upon the occurrence of certain pre-specified events. As of December 31, 2022 and 2021, we had $27,933 and $29,699, respectively, of restricted cash.
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
Allocation of Purchase Price of Acquired Assets
In accordance with FASB ASC Topic 805 (“ASC 805”), we evaluate our real estate acquisitions to determine if they should be accounted for as a business or a group of assets. The evaluation includes an initial screen to determine if substantially all of the fair value of the gross assets acquired is concentrated in a single asset or group of similar assets. If the screen is met, the acquisition is not a business. The properties we have acquired met the screen test and are accounted for as asset acquisitions. Under asset acquisition accounting, the costs to acquire real estate, including transaction costs related to the acquisition, are accumulated and then allocated to the individual assets and liabilities acquired based upon their relative fair value. Transaction costs and fees incurred related to the financing of an acquisition are capitalized and amortized over the life of the related financing.
We estimate the fair value of acquired tangible assets (consisting of land, building and improvements), identified intangible assets (consisting of in-place leases), and assumed debt at the date of acquisition, based on the evaluation of information and estimates available at that date.
The aggregate value of in-place leases is determined by evaluating various factors, including the terms of the leases that are in place and assumed lease-up periods. The value assigned to these intangible assets is amortized over the assumed lease up period, typically six months. During the year ended December 31, 2022 and 2021, we acquired in-place leases with a value of $1,136 and $58,806, respectively, related to our acquisitions that are discussed further in Note 3: IRT and STAR Merger and Note 4: Investments in Real Estate. For the years ended December 31, 2022, 2021 and 2020, we recorded $54,006, $5,125, and $631 of amortization expense for intangible assets, respectively. For the years ended December 31, 2022, 2021, and 2020, we wrote-off fully amortized intangible assets of $58,085, $1,549, and $1,171, respectively.
Business Combinations
For properties we acquire or transactions we enter into that are accounted for as business combinations, we apply the acquisition method of accounting under ASC 805, which requires the identification of the acquiror, the determination of the acquisition date, and the recognition and measurement, at fair value, of the assets acquired and liabilities assumed. To the extent that the fair value of net assets acquired differs from the fair value of consideration paid, ASC 805 requires the recognition of goodwill or a gain from a bargain purchase, if any.
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

Independence Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
As of December 31, 2022
(Dollars in thousands, except share and per share data)
Management reviews our long-lived assets on an ongoing basis and evaluates the recoverability of the carrying value when there is an indicator of impairment. An impairment charge is recorded when it is determined that the carrying value of the asset exceeds the fair value. The estimated cash flows used for the impairment analysis and the determination of estimated fair value are based on our plans for the respective assets (e.g., hold period) and our views of market and economic conditions. The estimates consider matters such as current and historical rental rates, occupancies for the respective and/or comparable properties, and recent sales data for comparable properties. Changes in estimated future cash flows due to changes in our plans or views of market and economic conditions could result in recognition of impairment losses, which, under the applicable accounting guidance, could be substantial. For the years ended December 31, 2022, 2021, and 2020, we recorded impairment charges of $3,529, $0, and $1,840, respectively.
Depreciation Expense
Depreciation expense for real estate assets is computed using a straight-line method based on a life of 40 years for buildings and improvements and five to ten years for furniture, fixtures, and equipment. For the years ended December 31, 2022, 2021 and 2020, we recorded $197,539, $70,578 and $60,056 of depreciation expense, respectively. For the years ended December 31, 2022, 2021, and 2020, we wrote-off fully depreciated fixed assets of $7,482, $4,607, and $3,921, respectively.
Casualty Related Costs
Occasionally, we incur losses at our communities from wind storms, floods, fires and similar hazards. Sometimes, a portion of these losses are not fully covered by our insurance policies due to deductibles. In these cases, we estimate the carrying value of the damaged property and record a casualty loss for the difference between the estimated carrying value and the insurance proceeds. Any amount of insurance recovery in excess of the amount of the losses incurred is considered a gain contingency and is recorded in casualty (gains) losses, net when the proceeds are received. During the year ended December 31, 2022, 2021 and 2020, we recognized/incurred $(8,866), $359, and $711 of casualty (gains) losses, net.
g.    Investments in Real Estate Under Development
We capitalize direct and indirect project costs incurred during the development period such as construction, insurance, architectural, legal, interest costs, and real estate taxes. At such time as the development is considered substantially complete, the capitalization of certain indirect costs such as real estate taxes, interest costs, and all project-related costs in real estate under development are reclassified to investments in real estate. For the years ended December 31, 2022, 2021, and 2020, we recorded $2,291, $1,336, and $0, respectively, of capitalized interest expense, on our investments in real estate under development.
As of December 31, 2022 and 2021, the carrying value of our two investments in real estate under development in Denver, Colorado totaled $105,518 and $41,777, respectively, and was recorded as a separate line item in our consolidated balance sheet.
h.    Investments in Unconsolidated Real Estate Entities
We have entered into joint ventures with unrelated third parties to acquire, develop, own, operate, and manage real estate assets. Our joint ventures are funded with a combination of debt and equity. We will consolidate entities that we control as well as any variable interest entity where we are the primary beneficiary. Under the VIE model, we will consolidate an entity when we have the ability to direct the activities of the VIE and the obligations to absorb losses or the right to receive benefits that could potentially be significant to the VIE. Under the voting model, we consolidate an entity when we control the entity through ownership of a majority voting interest. We separately analyzed the initial accounting for each investment in unconsolidated entity and concluded that each are a voting interest entity. Our equity interest varies for each joint venture between 50% to 90% but, in each case, we share control of the major decisions that most significantly impact the joint ventures with our partners. Since we do not control the joint venture through our ownership interest, they are accounted for under the equity method of accounting, and are included in investments in unconsolidated real estate entities on the consolidated balance sheets. Under the equity method of accounting, the investments are carried at cost plus our share of net earnings or losses. For the years ended December 31, 2022, 2021, and 2020, we recorded

Independence Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
As of December 31, 2022
(Dollars in thousands, except share and per share data)
$1,601, $339, and $0, respectively, of capitalized interest expense, on our investments in unconsolidated real estate entities in our consolidated balance sheet.
i.    Revenue and Expenses
Rental and Other Property Revenue
We apply FASB ASC Topic 842, “Leases” (“ASC 842”) with respect to our accounting for rental income. We primarily lease apartment units under operating leases generally with terms of one year or less. Rental payments are generally due monthly and rental revenues are recognized on an accrual basis when earned. We have elected to account for lease (i.e. fixed payments including base rent) and non-lease components (i.e. tenant reimbursements and certain other service fees) as a single combined operating lease component since (1) the timing and pattern of transfer of the lease and non-lease components is the same, (2) the lease component is the predominant element, and (3) the combined single lease component would be classified as an operating lease.
The table below presents our revenues disaggregated by revenue source.

	For the year ended December 31,
	2022	2021	2020
Rental revenue (1)	$601,201	$240,829	$203,512
Other property revenue (2)	26,213	8,663	7,655
Other revenue	1,111	760	739
Total revenue	$628,525	$250,252	$211,906

(1)	Amounts include all revenue streams derived from lease and non-lease components accounted for under ASC 842.

(2)	Amounts include revenue related to activities that are not considered components of a lease, including application fees and administrative fees, as well as revenue not related to leasing activities, including vendor revenue sharing. All amounts are accounted for under FASB ASC Topic 606 “Revenue from Contracts with Customers” (“ASC 606”).
Geographic Concentration (Unaudited)
Our portfolio of properties consists primarily of apartment communities geographically concentrated in the Southeastern United States. North Carolina, Georgia, Texas, Florida, Tennessee, Ohio, and Kentucky comprised 9.02%, 15.36%, 20.46%, 4.92%, 8.91%, 7.43%, and 5.38%, respectively, of our rental revenue for the year ended December 31, 2022.
We make ongoing estimates of the collectability of our base rents, tenant reimbursements, and other service fees included within rental and other property revenue. If collectability is not probable for revenue streams accounted for under FASB ASC Topic 842, we adjust rental and other property income for the amount of uncollectible revenue. For revenue streams accounted for under ASC 606, we apply FASB ASC Topic 326 “Financial Instruments – Credit Losses” to establish an allowance for estimated expected credit losses.
Advertising Expenses
For the years ended December 31, 2022, 2021 and 2020, we incurred $5,414, $2,511, and $2,338 of advertising expenses, respectively.

Independence Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
As of December 31, 2022
(Dollars in thousands, except share and per share data)
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
FASB ASC Topic 825, “Financial Instruments” requires disclosure of the fair value of financial instruments for which it is practicable to estimate that value. Given that cash and cash equivalents and restricted cash are short term in

Independence Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
As of December 31, 2022
(Dollars in thousands, except share and per share data)
nature with limited fair value volatility, the carrying amount is deemed to be a reasonable approximation of fair value and the fair value input is classified as a Level 1 fair value measurement. The fair value input for derivatives is classified as a Level 2 fair value measurement within the fair value hierarchy. The fair value of our unsecured credit facility, term loans, and mortgage indebtedness is based on a discounted cash flows valuation technique. As this technique utilizes current credit spreads, which are generally unobservable, this is classified as a Level 3 fair value measurement within the fair value hierarchy. We determine appropriate credit spreads based on the type of debt and its maturity. There were no transfers between levels in the fair value hierarchy for the years ended December 31, 2022, and 2021. The following table summarizes the carrying amount and the fair value of our financial instruments as of the periods indicated:

	As of December 31, 2022		As of December 31, 2021
Financial Instrument	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Cash and cash equivalents	$16,084	$16,084	$35,972	$35,972
Restricted cash	27,933	27,933	29,699	29,699
Derivative assets	41,109	41,109	2,488	2,488

Liabilities
Debt:
Unsecured Revolver	164,283	169,842	274,109	274,109
Unsecured Term loans	596,612	611,265	497,951	497,951
Secured credit facilities	660,542	580,332	664,618	668,352
Mortgages	1,210,208	1,088,579	1,268,658	1,282,495
Derivative liabilities	—	—	11,896	11,896
k.    Deferred Financing Costs
Costs incurred in connection with debt financing are deferred and classified within indebtedness and charged to interest expense over the terms of the related debt agreements, under the effective interest method.
l. Office Leases
In accordance with FASB ASC Topic 842, “Leases”, lessees are required to recognize a right-of-use asset and a lease liability on the balance sheet at the lease commencement date for all leases, except those leases with terms of less than a year. We lease corporate office space under leases with terms of up to 10 years and that may include extension options, but that do not include any residual value guarantees or restrictive covenants. As of December 31, 2022, we have $3,079 of operating lease right-of-use assets and $3,401 of operating lease liabilities related to our corporate office leases. The operating lease right-of-use assets are presented within other assets and the operating lease liabilities are presented within other liabilities in our consolidated balance sheet. We recorded $1,320, $706, and $616 of total operating lease expense during the years ended December 31, 2022, 2021, and 2020, which is recorded within property management expense and general and administrative expenses in our consolidated statements of operations.
m.    Income Taxes
We have elected to be taxed as a REIT. Accordingly, we recorded no income tax expense for the years ended December 31, 2022, 2021 and 2020.
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
As of December 31, 2022
(Dollars in thousands, except share and per share data)
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
For the year ended December 31, 2022, 99% of dividends were characterized as capital gain distributions and 1% were characterized as ordinary income. For the year ended December 31, 2021, 100% of dividends were characterized as capital gain distributions and 0% were characterized as ordinary income. For the year ended December 31, 2020, 20% of dividends were characterized as capital gain distributions, 37% were characterized as ordinary income and 43% were characterized as return of capital.
n.    Share-Based Compensation
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
o.    Noncontrolling Interest
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
p.    Derivative Instruments
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

Independence Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
As of December 31, 2022
(Dollars in thousands, except share and per share data)
q.    Employee Retention Credit
Under the terms of the March 27, 2020 Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), we were eligible and applied for assistance in the form of a refundable employee retention credit. Since applicable GAAP guidance is limited, we adopted an accounting policy by analogizing to International Accounting Standard 20 “Accounting for Government Grants” to recognize employee retention credits as a reimbursement of payroll related expenses within property operating expenses, property management expenses, and general and administrative expenses in our consolidated statements of operations. During the year ended December 31, 2022, we received employee retention credit refunds totaling $6,238, and recognized $738 in property operating expenses, $212 in property management expenses and $211 in general and administrative expenses representing a reimbursement of previously paid employer payroll taxes, $1,576 in property operating expenses and $12 in property management expenses representing a reimbursement for retention costs and $257 representing interest within other income (expense) in our consolidated statements of operations. The remainder is included in accounts payable and accrued expenses in our consolidated balance sheets and will be recognized on a systematic basis through December 2023 as a reimbursement of payroll related expenses attributable to off-cycle compensation increases awarded to employees beginning in July 2022 and intended to support employee retention during the pandemic and its ongoing effect on the macroeconomic environment.
r.    Recent Accounting Pronouncements
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
In December 2022, the FASB issued ASU 2022-06, Deferral of the Sunset Date of Topic 848 (“ASU 2022-06”) which was issued to defer the sunset date of Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform to December 31, 2024. ASU 2022-06 is effective immediately for all companies. ASU 2022-06 has no impact on the Company’s consolidated financial statements for the year ended December 31, 2022.
NOTE 3: IRT and STAR Merger
On December 16, 2021, the STAR Merger closed. In the STAR Merger, each share of common stock, par value $0.01 per share, of STAR issued and outstanding immediately prior to the STAR Merger was converted into 0.905 newly issued shares of IRT common stock, par value $0.01 per share, with cash paid in lieu of fractional shares. In addition, each then outstanding unit of limited partnership of STAR OP (other than units owned by STAR) was automatically converted into 0.905 common units of limited partnership of IROP (each such unit, an “IROP unit”). Following the STAR Merger, continuing IRT common stockholders and IROP unitholders, as a group, held approximately 53% of the issued and outstanding shares of common stock of the combined company and former STAR common stockholders and STAR OP unitholders, as a group, held approximately 47% (assuming, in each case, an exchange of each IROP unit for a share of IRT common stock). The STAR Merger was consummated in order to increase the scale and scope of our business, provide enhanced portfolio diversification and exposure to high growth markets, and to unlock synergies.
Through the STAR Merger, we acquired 68 apartment communities that contained 21,394 units and two apartment communities that are under development and that will contain upon completion an aggregate of 621 units

Independence Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
As of December 31, 2022
(Dollars in thousands, except share and per share data)
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
As of December 31, 2022
(Dollars in thousands, except share and per share data)
For the period from December 16, 2021 through December 31, 2021, STAR contributed $15,589 of revenues and $18,388 of net loss to our results of operations, inclusive of certain merger and integration costs.
We incurred total merger and integration related expenses of $5,505 and $47,063 for the years ended December 31, 2022, and 2021, respectively. These amounts were expensed as incurred, and are included in the consolidated statements of operations in the item titled “Merger and integration costs”, and primarily consist of technology migration and implementation costs, consulting and professional fees and employee severance costs.
The following unaudited pro forma operating information is presented as if the STAR Merger occurred in 2021 and had been included in operations as of January 1, 2020. This pro forma information does not purport to represent what the actual results of the Company would have been had the STAR Merger occurred on this date, nor does it purport to predict the results of operations for future periods.

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

NOTE 4: Investments in Real Estate
As of December 31, 2022, our investments in real estate consisted of 120 apartment properties (unaudited) that contain 35,526 units (unaudited). The following table summarizes our investments in real estate:

	2022	2021	Depreciable Lives (In years)
Land	$579,094	$567,507	—
Building	5,695,711	5,622,492	40
Furniture, fixtures and equipment	340,438	272,356	5-10
Total investments in real estate	$6,615,243	$6,462,355
Accumulated depreciation	(425,034)	(243,475)
Investments in real estate, net	$6,190,209	$6,218,880
As of December 31, 2022, we owned one property that was classified as held for sale. We expect the sale of this property to occur in the first quarter of 2023 and the proceeds from the sale will be used to reduce indebtedness. The table below summarizes our held for sale properties.

Property Name - Market	Net Carrying Value	Units (unaudited)
Eagle Lake Landing - Indianapolis, IN	$35,777	277

Independence Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
As of December 31, 2022
(Dollars in thousands, except share and per share data)
Acquisitions
The below table summarizes asset acquisitions for the year ended December 31, 2022:

Property Name	Date of Purchase	Market	Units (unaudited)	Purchase Price
Views of Music City (phase I)	04/06/2022	Nashville, TN	96	$25,440
Cyan Mallard Creek	08/16/2022	Charlotte, NC	234	80,000
The Enclave at Tranquility Lake	09/13/2022	Tampa, FL	348	98,000
Total			678	$203,440
On April 6, 2022, we acquired Views of Music City (phase I), a 96-unit property (unaudited) located in Nashville, TN for $25,440. Views of Music City (phase I) was acquired from one of our unconsolidated joint ventures. On account of our equity interest in this joint venture, we received $4,428 of the sales proceeds, comprised of $3,406 as a return of capital and $1,022 as a preferred return on capital. In accordance with ASC 970-323-30-7, we recorded the preferred return on capital as a reduction to the carrying value of the purchased real estate, deferring the gain which will be recognized as income on a pro rata basis as the real estate is depreciated or when it is sold to a third party.
The following table summarizes the aggregate fair value of the assets and liabilities associated with asset acquisition of properties during the year ended December 31, 2022, on the date of acquisition.

Description	Fair Value of Assets Acquired During the Year Ended December 31, 2022
Assets acquired:
Investments in real estate	$201,611
Other assets	229
Intangible assets	1,136
Total assets acquired	$202,976
Liabilities assumed:
Accounts payable and accrued expenses	$872
Other liabilities	327
Total liabilities assumed	1,199
Estimated FV of net assets acquired	$201,777
The below table summarizes asset acquisitions for the year ended December 31, 2021:

Property Name	Date of Purchase	Market	Units (unaudited)	Purchase Price
Vesta City Park	05/18/2021	Charlotte, NC	272	$66,544
Cyan Craig Ranch	06/08/2021	Dallas, TX	322	73,372
Total			594	$139,916
As discussed in Note 3: IRT And STAR Merger, we acquired 68 properties (unaudited) comprised of 21,394 units (unaudited) that were accounted for as a business combination.

Independence Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
As of December 31, 2022
(Dollars in thousands, except share and per share data)
The below table summarizes asset acquisitions for the year ended December 31, 2020:

Property Name	Date of Purchase	Market	Units (unaudited)	Purchase Price
Adley at Craig Ranch	2/11/2020	Dallas, TX	251	$51,204
Legacy at Jones Farm	12/1/2020	Huntsville, AL	421	94,027
Total			672	$145,231
Dispositions
The below table summarizes the dispositions for the year ended December 31, 2022:

Property Name	Date of Sale	Sale Price	Gain (loss) on Sale (1)
Riverchase	01/18/2022	$31,000	$12,901
Heritage Park	02/02/2022	48,500	31,366
Raindance	02/02/2022	47,500	33,748
Haverford	02/02/2022	31,050	16,697
Meadows Apartments	10/26/2022	57,000	20,573
Sycamore Terrace (2)	12/06/2022	42,000	(3,529)
Total		$257,050	$111,756

(1)	The gain (loss) for these properties is net of $409 of defeasance and debt prepayment gains.
(2)	Impairment charge recognized following a fourth quarter amendment to the purchase and sale agreement which resulted in the carrying value of the property exceeding its fair value.
The below table summarizes the dispositions for the year ended December 31, 2021:

Property Name	Date of Sale	Sale Price	Gain on Sale (1)
King's Landing	07/28/2021	$40,100	$11,566
Crestmont	12/13/2021	48,500	33,067
Creekside	12/16/2021	91,000	43,104
Total		$179,600	$87,737

(1)	The gain for these properties is net of $2,312 of defeasance costs and debt prepayment costs.
The below table summarizes the dispositions for the year ended December 31, 2020:

Property Name	Date of Sale	Sale Price	Gain (loss) on Sale (1)
Trails at Signal Mountain	10/27/2020	$20,000	$6,237
Live Oak Trace (1)	11/10/2020	25,400	(1,931)
Lakeshore on the Hill	11/23/2020	14,330	3,537
Total		$59,730	$7,843

(1)	Includes a $1,840 impairment charge recorded in the three months ended September 30, 2020.

Independence Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
As of December 31, 2022
(Dollars in thousands, except share and per share data)
NOTE 5: Investments in Unconsolidated Real Estate
As of December 31, 2022, our investments in unconsolidated real estate entities had aggregate land, building, and construction in progress costs capitalized of $206,986 and aggregate construction debt of $91,554. We do not guarantee any debt, capital payout or other obligations associated with our joint ventures. We recognize earnings or losses from our investments in unconsolidated real estate entities consisting of our proportionate share of the net earnings or losses of the joint ventures. We recognized losses of $2,169, $0, and $0 from equity method investments during the years ended December 31, 2022, 2021, and 2020, and these losses were recorded in loss from investments in unconsolidated real estate entities in our consolidated statements of operations.
The following table summarizes our investments in unconsolidated real estate entities as of December 31, 2022 and December 31, 2021:

				Carrying Value As Of
Investments in Unconsolidated Real Estate Entities	Location	Units(1) (Unaudited)	IRT Ownership Interest	December 31, 2022	December 31, 2021
Metropolis at Innsbrook	Richmond, VA	402	84.8%	$17,331	$14,632
Views of Music City II / The Crockett	Nashville, TN	408	50.0%	11,363	10,368
Virtuoso	Huntsville, AL	178	90.0%	14,422	—
Lakeline Station	Austin, TX	378	90.0%	25,292	—
The Mustang	Dallas, TX	275	85.0%	11,812	—
Total		1,641		$80,220	$24,999
(1)Represents the total number of units after development is complete and each property is placed in service. As of December 31, 2022 the Virtuoso investment’s development is complete and has ongoing operations.
NOTE 6: Indebtedness
The following tables contain summary information concerning our consolidated indebtedness as of December 31, 2022:

Debt:	Outstanding Principal	Unamortized Debt Issuance Costs	Unamortized Loan (Discount)/Premiums	Carrying Amount	Type	Weighted Average Rate (3)	Weighted Average Maturity (in years)
Unsecured revolver (1)	$165,978	$(1,695)	$—	$164,283	Floating	4.9%	3.1
Unsecured term loans	600,000	(3,388)	—	596,612	Floating	5.1%	4.5
Secured credit facilities (2)	635,128	(2,256)	27,670	660,542	Floating/Fixed	4.3%	5.9
Mortgages	1,185,246	(7,305)	32,267	1,210,208	Fixed	3.9%	5.2
Total Debt	$2,586,352	$(14,644)	$59,937	$2,631,645		4.5%	5.1

(1)	The unsecured revolver total capacity is $500,000, of which $165,978 was outstanding as of December 31, 2022.
(2)
The secured credit facilities include the PNC secured credit facility (“PNC MCFA”) and Newmark secured credit facility (“Newmark MCFA”) assumed in the STAR Merger, of which $76,248 and $558,880 was outstanding as of December 31, 2022, respectively.

(3)
Represents the weighted average of the contractual interest rates in effect as of quarter-end without regard to any interest rate swaps or collars. Our total weighted average effective interest rate as of the year ended December 31, 2022, after giving effect to the impact of interest rate swaps and collars, and excluding the impact of loan premium amortization and discount accretion was 4.1%.

Independence Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
As of December 31, 2022
(Dollars in thousands, except share and per share data)

As of December 31, 2022 we were in compliance with all financial covenants contained in our consolidated indebtedness.

	Original maturities on or before December 31,
Debt:	2023	2024	2025	2026	2027	Thereafter
Unsecured revolver	$—	$—	$—	$165,978	$—	$—
Unsecured term loans	—	—	—	200,000	—	400,000
Secured credit facilities	—	—	3,525	10,493	11,462	609,648
Mortgages	9,677	69,012	173,910	144,942	15,943	771,762
Total	$9,677	$69,012	$177,435	$521,413	$27,405	$1,781,410
The following tables contains summary information concerning our consolidated indebtedness as of December 31, 2021:

Debt:	Outstanding Principal	Unamortized Debt Issuance Costs	Unamortized Loan (Discount)/Premiums	Carrying Amount	Type	Weighted Average Rate (3)	Weighted Average Maturity (in years)
Unsecured revolver (1)	$277,003	$(2,894)	$—	$274,109	Floating	1.5%	4.1
Unsecured term loans	500,000	(2,049)	—	497,951	Floating	1.4%	3.2
Secured credit facilities (2)	635,128	(2,840)	32,330	664,618	Floating/Fixed	4.0%	6.9
Mortgages	1,238,612	(9,210)	39,256	1,268,658	Fixed	3.9%	6.1
Total Debt	$2,650,743	$(16,993)	$71,586	$2,705,336		3.2%	5.6

(1)	The unsecured credit facility total capacity was $500,000, of which $277,003 was outstanding as of December 31, 2021.
(2)
The secured credit facilities include the PNC secured credit facility (“PNC MCFA”) and Newmark secured credit facility (“Newmark MCFA”) assumed in the STAR Merger, of which $76,248 and $558,880 was outstanding as of December 31, 2021, respectively.

(3)
Represents the weighted average of the contractual interest rates in effect as of quarter-end without regard to any interest rate swaps or collars. Our total weighted average effective interest rate as of the year ended December 31, 2021, after giving effect to the impact of interest rate swaps and collars, and excluding the impact of loan premium amortization and discount accretion was 2.9%.

Unsecured Credit Facility and Revolving Line of Credit
On July 25, 2022, we entered into the Fourth Amended, Restated and Consolidated Credit Agreement (the “Fourth Restated Credit Agreement”) which amended and restated in its entirety the Third Amended and Restated Credit Agreement dated as of December 14, 2021 (the “Third Restated Credit Agreement”). The Fourth Restated Credit Agreement provides for an aggregate amount available for borrowing of $1,100,000, which consists of (i) a $500,000 unsecured revolving credit facility with a January 31, 2026 scheduled maturity date (the “Revolving Credit Facility”), (ii) a $400,000 term loan with a January 28, 2028 maturity date (the “2028 Term Loan”); and (iii) a $200,000 term loan with a May 18, 2026 maturity date (the “2026 Term Loan”). The Fourth Restated Credit Agreement represents an increase of $100,000 over the Third Restated Credit Agreement which provided for (i) the Revolving Credit Facility, (ii) the 2026 Term Loan, and (iii) two additional term loans of $200,000 and $100,000, which had maturity dates of January 17, 2024 and November 20, 2024, respectively (collectively, the “2024 Term Loans”). Proceeds of the new 2028 Term Loan were used to (i) repay and retire the 2024 Term Loans, and (ii) reduce $100,000 of outstanding borrowings under the Revolving Credit Facility. In addition, the Fourth Restated Credit Agreement changed the LIBOR interest rate option to SOFR. The Fourth Restated Credit Agreement otherwise continues, without material change, the 2026 Term Loan and the Revolving

Independence Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
As of December 31, 2022
(Dollars in thousands, except share and per share data)
Credit Facility. We recognized the restructuring of the Fourth Restated Credit Agreement as a modification of debt for all lenders except for one and incurred deferred financing costs of $1,477 associated with the transaction. We recognized the portion of debt associated with the lender no longer participating in the Fourth Restated Credit Agreement as an extinguishment of debt and wrote off their de minimis deferred financing costs.
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
IROP has the right to request an increase in the aggregate amount of the Fourth Restated Credit Agreement from $1,100,000 to up to $1,500,000, subject to certain terms and conditions, including receipt of commitments from one or more lenders, whether or not currently parties to the Fourth Restated Credit Agreement, to provide such increased amounts, which increase may be allocated, at IROP’s option, to the Revolving Credit Facility and/or to one or more of the Term Loans, in accordance with the Fourth Restated Credit Agreement.
On December 14, 2021, we entered into the Third Restated Credit Agreement which provided for a $1,000,000 unsecured credit facility (the “Facility”) that consisted of a $500,000 revolving line of credit (the “Unsecured Revolver”), a $200,000 senior term loan, a $200,000 term loan and a $100,000 term loan, (together, the “Unsecured Term Loans”), primarily to (1) increase the borrowing capacity under the Unsecured Revolver from $350,000 to $500,000, (2) extend the maturity date of the Unsecured Revolver from May 9, 2023 to January 31, 2026 and (3) consolidate the Unsecured Term Loans into one combined agreement. We recognized the restructuring of the Third Restated Credit Agreement as a modification of debt and incurred deferred financing costs of $1,886 associated with the transaction. The Third Restated Credit Agreement was replaced by the Fourth Restated Credit Agreement as described above.
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
On May 9, 2019, we entered into a $350,000 unsecured credit facility that consisted entirely of a revolving line of credit (the “Unsecured Credit Facility”), refinancing and terminating a previous unsecured credit facility. We recognized the refinance as a modification of our prior unsecured credit facility and incurred deferred financing costs of $1,129 associated with this transaction. This unsecured credit facility was replaced by the Second Restated Credit Agreement.
In addition to certain negative covenants, the Fourth Restated Credit Agreement has financial covenants that require us to (i) maintain a consolidated leverage ratio below specified thresholds, (ii) maintain a minimum consolidated fixed charge coverage ratio, and (iii) maintain a minimum consolidated tangible net worth, (iv) and maintain secured and unsecured leverage ratios below specified thresholds. Additionally, the covenants limit (a) the amount of distributions that IRT can make to a percentage of Funds from Operations (as such term is described in the debt agreement), (b) and the ratio of unencumbered asset adjusted net operating income to unsecured interest expense.
Term Loans
On July 25, 2022, we entered into the Fourth Restated Credit Agreement, discussed above, which amended and restated in its entirety the Third Restated Credit Agreement.

Independence Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
As of December 31, 2022
(Dollars in thousands, except share and per share data)
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
On November 20, 2017, we entered into an agreement for one of the three Unsecured Term Loans, specifically the $100,000 unsecured term loan, which matures on November 20, 2024. We incurred upfront deferred costs of $917 associated with this term loan. In November 2019, this loan was amended to reduce the interest spread. We incurred $257 of upfront deferred costs associated with this amendment. The interest rate on this unsecured term loan is LIBOR plus a spread of 1.20% – 1.90% based on our consolidated leverage ratio.
Secured Credit Facilities
PNC Secured Credit Facility
On December 16, 2021, in connection with the STAR Merger, we assumed the PNC MCFA, a fixed rate multifamily note and other loan documents for the benefit of PNC Bank. The PNC MCFA provided for a fixed rate loan in the aggregate principal amount of $79,170 that accrues interest at 2.82% per annum and has a maturity date of July 1, 2030. As of December 31, 2022, the outstanding principal balance was $76,248.
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
Mortgages
The following table summarizes the mortgage payoffs during the years ended December 31, 2022 and 2021.

	Amount	Weighted Average Interest Rate
Mortgage payoffs in 2021	$305,804	3.81%
Mortgage payoffs in 2022	46,046	3.60%
	$351,850	3.78%
In connection with mortgage debt prepaid during the year-ended December 31, 2021, we incurred losses on extinguishment of debt totaling $10,261.

Independence Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
As of December 31, 2022
(Dollars in thousands, except share and per share data)
NOTE 7: Derivative Financial Instruments
The following table summarizes the aggregate notional amount and estimated net fair value of our derivative instruments as of December 31, 2022 and 2021:

	As of December 31, 2022			As of December 31, 2021
	Notional	Fair Value of Assets	Fair Value of Liabilities	Notional	Fair Value of Assets	Fair Value of Liabilities
Cash flow hedges:
Interest rate swaps	$300,000	$26,099	—	$150,000	$2,488	$6,463
Interest rate collars	250,000	8,317	—	250,000	—	5,433
Forward interest rate collars	200,000	6,693	—	—	—	—
Total	$750,000	$41,109	—	$400,000	$2,488	$11,896
Interest rate swaps
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
On March 2, 2020, we entered into a forward starting interest rate swap contract with a notional value of $150,000 and a strike rate of 0.985%. The interest rate swap became effective on May 17, 2022 and has a maturity date of May 17, 2027. We designated this interest rate swap as a cash flow hedge at inception and determined that the hedge is highly effective in offsetting interest rate fluctuations associated with the identified indebtedness.
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
On November 17, 2017, we purchased an interest rate collar with a notional value of $100,000, a 2.00% cap, 1.25% floor, and a maturity date of November 17, 2024. We designated this interest rate collar as a cash flow hedge and determined that the hedge is highly effective in offsetting interest rate fluctuations associated with the identified indebtedness. We concluded that this hedging relationship was and will continue to be highly effective using the hypothetical derivative method.
Forward interest rate collars
On July 12, 2022, we entered into forward starting interest rate collars with a total notional value of $200,000, a cap rate of 2.50%, a floor rate of 1.50% and a maturity date of January 17, 2028. The effective date for $100,000 of the forward interest rate collars is January 17, 2024 and November 17, 2024, for the other $100,000. We designated these forward interest rate collars as cash flow hedges at inception and determined that the hedges are highly effective in offsetting interest rate fluctuations associated with the identified indebtedness.

Independence Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
As of December 31, 2022
(Dollars in thousands, except share and per share data)
For interest rate swaps and collars that are considered effective hedges, we reclassified realized gains (losses) of $(1,296), $8,136 and $(5,352) to earnings within interest expense for the years ended December 31, 2022, 2021 and 2020, respectively. For interest rate swaps that are considered effective hedges, gains of $14,809 are expected to be reclassified out of accumulated other comprehensive income (loss) to earnings over the next 12 months.
Effective interest rate swaps and collars are reported in accumulated other comprehensive income (loss) and the fair value of these hedge agreements is included in other assets or other liabilities.
NOTE 8: Stockholder Equity and Noncontrolling Interest
Stockholder Equity
On November 13, 2020, we entered into an equity distribution agreement pursuant to which we may from time to time offer and sell shares of our common stock having an aggregate offering price of up to $150,000 (the “ATM Program”) in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended. Under the ATM Program, we may also enter into one or more forward sale transactions for the sale of shares of our common stock on a forward basis. We entered into forward sale transactions under the ATM Program on November 1, 2021 and on March 7, 2022 each for the forward sale of 1,000,000 shares of our common stock. Subject to our right to elect net share settlement, we physically settled the forward sale transactions on September 28, 2022. As of December 31, 2022, approximately $56,836 remained available for issuance under the ATM Program.
The following table summarizes our sales transactions under the ATM Program as of December 31, 2022.

Forward Sale Transaction Date	Number of Shares Sold	Expiration Date of Forward Contract	Number of Shares Settled	Settlement Date	Settlement Price, Net of Commissions	Proceeds, Net of Commissions
November 1, 2021	676,500	12/15/22	676,500	9/28/22	$23.32	$15,775
November 1, 2021	323,500	12/15/22	323,500	9/28/22	24.17	7,818
March 7, 2022	1,000,000	3/31/23	1,000,000	9/28/22	26.34	26,342
	2,000,000		2,000,000			$49,935
We evaluated the accounting for the forward sale transactions under FASB ASC Topic 480 “Distinguishing Liabilities from Equity” and FASB ASC Topic 815 “Derivatives and Hedging”. As the forward sale transactions are considered indexed to our own equity and since they meet the equity classification conditions in ASC 815-40-25, the forward sale transactions have been classified as equity.
On May 18, 2022, our Board of Directors authorized a common stock repurchase program (the “Stock Repurchase Program”) covering up to $250,000 in shares of our common stock. Under the Stock Repurchase Program, we, in our discretion, may purchase our shares from time to time in the open market or in privately negotiated transactions. The amount and timing of the purchases will depend on a number of factors, including the price and availability of our shares, trading volumes and general market conditions. The Stock Repurchase Program has no time limit and may be suspended or discontinued at any time. During the year ended December 31, 2022, we had no repurchases of shares under the Stock Repurchase Program. As of December 31, 2022, we had $250,000 in shares of our common stock remaining authorized for purchase under the Stock Repurchase Program.
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
As of December 31, 2022
(Dollars in thousands, except share and per share data)
Forward Seller in connection with the forward sale agreements described below (inclusive of 2,100,000 shares offered pursuant to the Underwriters’ option to purchase additional shares, which was exercised in full).
In connection with the offering, we also entered into two forward sale agreements. The first forward sale agreement (the “Initial Forward Sale Agreement”), dated July 27, 2021, with the Forward Seller and Forward Counterparty, and the second forward sale agreement (the “Additional Forward Sale Agreement”, together with the Initial Forward Sale Agreement, the “Forward Sale Agreements”), dated June 29, 2021, with the Forward Seller and the Forward Counterparty. In connection with the Forward Sale Agreements, the Forward Seller borrowed from third parties and sold to the Underwriters an aggregate of 16,100,000 shares of our common stock that was sold in the offering. On December 14, 2021, the forward sale transactions were all physically settled and we issued 16,100,000 shares of common stock for a total of $271,820 in net proceeds.
Our board of directors declared the following dividends in 2022:

Quarter	Declaration Date	Record Date	Payment Date	Dividend Declared Per Share
First quarter 2022	March 14, 2022	April 1, 2022	April 22, 2022	$0.12
Second quarter 2022	May 18, 2022	July 1, 2022	July 22, 2022	$0.14
Third quarter 2022	September 12, 2022	September 30, 2022	October 21, 2022	$0.14
Fourth quarter 2022	December 12, 2022	December 30, 2022	January 20, 2023	$0.14
Our board of directors declared the following dividends in 2021:

Quarter	Declaration Date	Record Date	Payment Date	Dividend Declared Per Share
First quarter 2021	March 15, 2021	April 2, 2021	April 23, 2021	$0.12
Second quarter 2021	June 14, 2021	July 2, 2021	July 23, 2021	$0.12
Third quarter 2021	September 13, 2021	October 1, 2021	October 22, 2021	$0.12
Fourth quarter 2021	December 2, 2021	December 15, 2021	January 14, 2022	$0.10
Fourth quarter 2021	December 2, 2021	December 30, 2021	January 21, 2022	$0.02
Noncontrolling Interest
During 2022, holders of IROP units exchanged 890,669 units for 890,669 shares of our common stock. As of December 31, 2022, 6,091,171 IROP units held by unaffiliated third parties were outstanding.
During 2021, we issued 6,429,481 IROP units in connection with the STAR Merger. Also during 2021, holders of IROP units exchanged 122,154 units for 122,154 shares of our common stock. As of December 31, 2021, 6,981,841 IROP units held by unaffiliated third parties were outstanding.
Our board of directors declared the following distributions on our operating partnership’s LP units during 2022:

Quarter	Declaration Date	Record Date	Payment Date	Dividend Declared Per Unit
First quarter 2022	March 14, 2022	April 1, 2022	April 22, 2022	$0.12
Second quarter 2022	May 18, 2022	July 1, 2022	July 22, 2022	$0.14
Third quarter 2022	September 12, 2022	September 30, 2022	October 21, 2022	$0.14
Fourth quarter 2022	December 12, 2022	December 30, 2022	January 20, 2023	$0.14

Independence Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
As of December 31, 2022
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
NOTE 9: Equity Compensation Plans
On May 18, 2022, our stockholders approved our 2022 Long Term Incentive Plan (the “2022 Incentive Plan”) which replaced the 2016 Long Term Incentive Plan (the “Prior Plan,”, collectively known as the “Incentive Plan”). No new awards may be made under the Prior Plan, although awards outstanding under the Prior Plan will remain subject to the terms of the Prior Plan. The 2022 Incentive Plan provides for grants of equity and equity-based awards to our employees, officers, directors, consultants and other service providers, and such awards may take the form of restricted or unrestricted shares of common stock, non-qualified stock options, incentive stock options, restricted stock units (“RSUs”), stock appreciation rights (“SARs”), dividend equivalents and other equity and cash-based awards. A maximum of 8,000,000 shares of our common stock (plus up to an additional 1,280,610 shares of our common stock, to the extent that shares subject to outstanding awards under the Prior Plan are recycled into the 2022 Incentive Plan) may be awarded under the 2022 Incentive Plan, subject to customary adjustment for stock splits, reverse stock splits and similar corporate events or transactions affecting shares of our common stock.
Under the Incentive Plan, we have granted restricted shares, RSUs, and PSUs. For the years ended December 31, 2022, 2021 and 2020 we recognized $8,044, $7,346 and $5,635 of stock compensation expense, respectively. In 2021, our PSU and RSU award agreements were revised to provide for accelerated vesting upon retirement, as defined in the award agreements. Due to this revision, the stock compensation expense associated with any such award granted to a retirement eligible employee is recognized in full on the date of grant. During the years ended December 31, 2022, 2021, and 2020, $2,422, $2,112, and $1,667 of stock compensation was recognized with respect to awards granted to retirement eligible employees.
The restricted shares and RSUs granted under the 2022 Incentive Plan generally vest over a two, three, or four year period. In addition, we have granted unrestricted shares to our directors. These awards generally vested immediately. A summary of restricted common share award and RSU activity is presented below.

	2022		2021		2020
	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Balance, January 1,	404,988	$13.75	406,849	$11.68	326,541	$9.54
Granted	269,150	23.07	514,177	20.08	282,735	12.85
Vested	(223,785)	14.40	(475,426)	18.82	(164,026)	9.32
Forfeited	(54,871)	21.38	(40,612)	13.78	(38,401)	12.20
Balance, December 31, (1)	395,482	$18.67	404,988	$13.75	406,849	$11.68

(1)	The outstanding award balance above included 163,348, 135,336, and 67,381 RSUs as of December 31, 2022, 2021, and 2020, respectively.

Independence Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
As of December 31, 2022
(Dollars in thousands, except share and per share data)
Subsequent to December 31, 2022, 242,447 restricted stock awards and RSUs valued at a weighted-average price of $19.09, or $4,629 in the aggregate were awarded to employees. These awards vest over a two to four-year period.
As of December 31, 2022, the unearned compensation cost relating to unvested restricted common share awards and RSUs was $3,260, which will be recognized over a weighted-average period of 2 years. The estimated fair value of restricted common share awards, and RSUs, vested during 2022, 2021, and 2020 was $5,452, $7,208, and $2,076, respectively.
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

	2022		2021		2020
	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Balance, January 1,	944,907	$9.32	882,076	$8.21	717,677	$7.52
Granted (1)	198,099	20.67	257,230	12.45	202,145	11.77
Change in awards based on performance (2)	96,923	8.89	145,911	7.04	75,488	7.12
Vested	(425,022)	6.47	(340,310)	7.04	(113,234)	7.12
Forfeited	26,612	20.35	—	—	—	—
Balance, December 31,	841,519	$13.74	944,907	$9.32	882,076	$8.21

(1)
PSUs granted reflects the number of awards assuming target performance. The actual number of awards earned is based on actual performance during the three-year performance period and ranges from 0%-150% of target.

(2)	Represents the change in the numbers of PSUs earned based on performance achievement for the performance period.
Our assumptions used in computing the fair value of the PSUs at the dates of their respective awards, using the Monte Carlo method, were as follows:

	For the year ended December 31,
	2022	2021	2020
Dividend yield	5.4%	6.4%	6.1%
Volatility (a)	32.0%	33.0%	22.0%
Expected term	2.9 years	2.8 years	2.8 years

(a)	This represents the volatility assumption used for IRT. The volatility assumptions used for our peer group and the NAREIT Mortgage Index ranged from 25% to 45%.
The Company estimates future expenses associated with PSUs outstanding at December 31, 2022 to be $2,262, which will be recognized over a weighted-average period of 2.5 years. The estimated fair value of PSUs vested during 2022, 2021, and 2020 was $10,458, $4,750, and $1,862.

Independence Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
As of December 31, 2022
(Dollars in thousands, except share and per share data)
NOTE 10: Earnings (Loss) Per Share
The following table presents a reconciliation of basic and diluted earnings (loss) per share for the years ended December 31, 2022, 2021 and 2020:

	For the Years Ended December 31,
	2022	2021	2020
Net income	$120,659	$45,529	$14,877
Income allocated to noncontrolling interest	(3,410)	(940)	(109)
Net income allocable to common shares	117,249	44,589	14,768
Weighted-average shares outstanding—Basic	221,965,460	108,552,185	93,660,086
Dilutive securities	1,154,477	1,279,336	1,028,354
Weighted-average shares outstanding—Diluted	223,119,937	109,831,520	94,688,440
Earnings per share—Basic	$0.53	$0.41	$0.16
Earnings per share—Diluted	$0.53	$0.41	$0.16
Certain IROP units and shares deliverable under the forward sale agreements totaling 6,091,171, 8,005,013, and 1,574,517 for the years ended December 31, 2022, 2021 and 2020, respectively, were excluded from the earnings per share computation because their effect would have been anti-dilutive.
NOTE 11: Quarterly Financial Data (Unaudited)
The following table summarizes our quarterly financial data which, in the opinion of management, reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of our results of operations:

	For the Three-Month Periods Ended
	March 31	June 30	September 30	December 31
2022
Total revenue	$150,362	$154,763	$160,600	$162,799
Net income (loss)	76,880	(7,399)	16,653	34,524
Net income (loss) allocable to common shares	74,600	(7,205)	16,223	33,631
Total earnings per share—Basic (1)	$0.34	$(0.03)	$0.07	$0.15
Total earnings per share—Diluted (1)	$0.34	$(0.03)	$0.07	$0.15
2021
Total revenue	$55,112	$57,444	$60,780	$76,916
Net income (loss)	1,093	3,407	11,564	29,465
Net income (loss) allocable to common shares	1,086	3,386	11,502	28,615
Total earnings per share—Basic (1)	$0.01	$0.03	$0.11	$0.23
Total earnings per share—Diluted (1)	$0.01	$0.03	$0.11	$0.23

(1)	The summation of quarterly per share amounts may not equal the full year amounts due to rounding.
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
As of December 31, 2022
(Dollars in thousands, except share and per share data)
investment, but rather after evaluating such economic characteristics as returns on investment, leverage ratios, current portfolio mix, degrees of risk, income tax consequences and opportunities for growth.
NOTE 13: Commitments and Contingencies
Litigation
We are subject to various legal proceedings and claims that arise in the ordinary course of our business operations. Matters which arise out of allegations of bodily injury, property damage, and employment practices are generally covered by insurance. While the resolution of these matters cannot be predicted with certainty, we currently believe the final outcome of such matters will not have a material adverse effect on our financial position, results of operations or cash flows. See “Part I. Item 3. Legal Proceedings.”
Other Matters
To the extent that a natural disaster or similar event occurs with more than a remote risk of having a material impact on the consolidated financial statements, we will disclose the estimated range of possible outcomes, and, if an outcome is probable, accrue an appropriate liability.
Lease Obligations
We lease office space in Philadelphia, PA, Chicago, IL, and Irvine, CA. As of December 31, 2022, the weighted average term of our lease obligations was 6.1 years. The following table, sets forth as of December 31, 2022, the annual minimum rent due pursuant to these leases for each of the next five years and thereafter:

Year	Amount
2023	$844
2024	692
2025	482
2026	480
2027	486
Thereafter	2,042
Total	$5,026

Independence Realty Trust
Schedule III - Real Estate and Accumulated Depreciation
As of December 31, 2022
(Dollars in thousands)

	Number of Properties	Initial Cost		Cost of Improvements		Gross Carrying Amount		Accumulated
Market		Land	Building	Land	Building	Land	Building		Encumbrances (a)	Year(s) of Acquisition
Asheville, NC	1	$2,750	$25,225	$—	$1,235	$2,750	$26,460	$(5,107)		2015
Atlanta, GA	13	102,866	903,813	—	55,055	102,866	958,868	(57,014)	(b)	2015-2021
Austin, TX	1	3,857	48,719	—	3,206	3,857	51,925	(1,665)		2021
Birmingham, AL	2	10,682	213,996	—	7,234	10,682	221,230	(6,942)	(b)	2021
Charleston, SC	2	9,260	69,104	—	2,844	9,260	71,948	(13,733)		2015
Charlotte, NC	3	17,352	170,531	—	1,333	17,352	171,864	(10,347)		2015 - 2022
Chattanooga, TN	1	3,683	32,370	—	889	3,683	33,259	(1,005)	(b)	2021
Chicago, IL	1	5,587	82,485	—	2,054	5,587	84,539	(2,524)	(b)	2021
Cincinnati, OH	2	6,939	111,937	—	3,228	6,939	115,165	(3,473)		2021
Columbus, OH	10	28,870	308,917	—	29,418	28,870	338,335	(31,490)	(b)	2014 - 2021
Dallas, TX	14	68,829	749,578	—	30,937	68,829	780,515	(39,969)	(b)	2015 - 2021
Denver, CO	9	45,373	537,301	—	22,645	45,373	559,946	(18,067)	(b)	2021
Fort Wayne, IN	1	2,590	39,542	—	2,008	2,590	41,550	(1,415)	(b)	2021
Greenville, SC	1	7,330	111,833	—	4,002	7,330	115,835	(3,665)		2021
Houston, TX	7	29,049	284,339	—	8,688	29,049	293,027	(8,941)	(b)	2021
Huntsville, AL	3	20,794	166,020	—	2,876	20,794	168,896	(9,250)		2015 - 2021
Indianapolis, IN (c)	8	24,888	284,590	—	16,601	24,888	301,191	(20,613)	(b)	2012 - 2021
Lexington, KY	3	9,467	145,715	—	4,659	9,467	150,374	(4,652)		2021
Louisville, KY	4	21,228	102,521	—	24,815	21,228	127,336	(35,876)	(b)	2014 - 2014
Memphis, TN	4	10,730	124,023	—	24,544	10,730	148,567	(33,611)		2014 - 2015
Myrtle Beach, SC - Wilmington, NC	3	4,580	55,797	—	7,389	4,580	63,186	(10,492)	(b)	2017
Nashville, TN	5	33,939	318,936	—	12,595	33,939	331,531	(10,166)	(b)	2021 - 2022
Norfolk, VA	1	2,808	50,093	—	1,157	2,808	51,250	(1,516)	(b)	2021
Oklahoma City, OK	8	17,099	280,770	—	20,698	17,099	301,468	(18,668)	(b)	2014 - 2021
Orlando, FL	1	5,500	41,752	—	2,886	5,500	44,639	(8,803)		2015
Raleigh - Durham, NC	6	34,409	199,323	—	21,560	34,409	220,883	(40,432)		2014 - 2019
San Antonio, TX	1	4,604	50,501	—	1,935	4,604	52,436	(1,706)		2021
Tampa-St. Petersburg, FL	5	45,554	218,130	1,081	26,033	46,635	244,162	(24,955)		2017 - 2022
	120	$580,617	$5,727,861	$1,081	$342,524	$581,698	$6,070,385	$(426,097)

(a)	Encumbrances exclude the principal balance of $635,128 and associated deferred financing costs related to the secured credit facilities.
(b)	Represents properties with gross assets of $3,538,113 and mortgage note indebtedness of $1,185,246.
(c)	Includes one property classified as held for sale as of December 31, 2022.

Independence Realty Trust
Schedule III - Real Estate and Accumulated Depreciation
As of December 31, 2022
(Dollars in thousands)

Investments in Real Estate	December 31, 2022 (1)	December 31, 2021	December 31, 2020

Balance, beginning of period	$6,534,563	$1,916,770	$1,796,365
Additions during period:
Acquisitions	201,611	4,686,943	145,340
Improvements to land and building	85,227	43,035	35,783
Deductions during period:
Dispositions of real estate	(161,836)	(106,916)	(56,797)
Asset write-offs	(7,482)	(5,269)	(3,921)
Balance, end of period:	$6,652,083	$6,534,563	$1,916,770

Accumulated Depreciation	December 31, 2022 (1)	December 31, 2021	December 31, 2020

Balance, beginning of period	$254,123	$208,618	$158,435
Depreciation expense	197,539	70,156	59,717
Dispositions of real estate	(18,083)	(19,382)	(5,613)
Asset write-off	(7,482)	(5,269)	(3,921)
Balance, end of period:	$426,097	$254,123	$208,618

(1)	Includes one property classified as held for sale as of December 31, 2022.

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
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 Framework). Based on this assessment, management believes that, as of December 31, 2022, our internal control over financial reporting is effective.
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
ITEM 9B.    Other Information
None.
ITEM 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
On February 22, 2023, as part of its periodic review of corporate governance matters, our Board of Directors amended and restated our Amended and Restated Bylaws (as so amended and restated, the “Amended and Restated Bylaws” and such amendments, the “Bylaw Amendments”). The Bylaw Amendments, which are effective as of February 22, 2023, make certain limited updates to the procedures and disclosure requirements for director nominations made by stockholders and address the adoption by the Securities and Exchange Commission of “universal proxy” rules and related requirements (the “Universal Proxy Rules”), including to require, upon request by us, certification of compliance with the Universal Proxy Rules and provide that a stockholder nomination will be deemed void and of no force or effect if the nominating stockholder fails to comply with the Universal Proxy Rules. The amendments also include other conforming, technical and non-substantive changes.
The foregoing description of the Bylaw Amendments does not purport to be complete and is qualified in its entirety by reference to the full text of the Amended and Restated Bylaws, a copy of which is attached as Exhibit 3.2 and is incorporated by reference herein.

PART III
ITEM 10.    Directors, Executive Officers and Corporate Governance
The information required by this item will be set forth in our definitive proxy statement with respect to our 2023 annual meeting of stockholders, and is incorporated herein by reference.
ITEM 11.    Executive Compensation
The information required by this item will be set forth in our definitive proxy statement with respect to our 2023 annual meeting of stockholders, and is incorporated herein by reference.
ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item will be set forth in our definitive proxy statement with respect to our 2023 annual meeting of stockholders, and is incorporated herein by reference.
ITEM 13.    Certain Relationships and Related Transactions and Director Independence
The information required by this item will be set forth in our definitive proxy statement with respect to our 2023 annual meeting of stockholders, and is incorporated herein by reference.
ITEM 14.    Principal Accountant Fees and Services
The information required by this item will be set forth in our definitive proxy statement with respect to our 2023 annual meeting of stockholders, and is incorporated herein by reference.
PART IV
ITEM 15.    Exhibits and Financial Statement Schedules
The following documents are filed as part of this report:
1.Consolidated Financial Statements
Index to Consolidated Financial Statements
Independence Realty Trust, Inc.
Report of Independent Registered Public Accounting Firm (PCAOB ID 185).
Consolidated Balance Sheets as of December 31, 2022 and 2021.
Consolidated Statements of Operations for the years ended December 31, 2022, 2021 and 2020.
Consolidated Statements of Changes in Equity for the years ended December 31, 2022, 2021 and 2020.
Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021 and 2020.
Notes to Consolidated Financial Statements.
2.Financial Statement Schedules
Schedule III: Real Estate and Accumulated Depreciation
All other schedules are not applicable.
3.Exhibits
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

3.1.1	Articles of Restatement of IRT, dated as of August 20, 2013, incorporated by reference to Exhibit 3.1 to IRT’s Current Report on Form 8-K filed on August 20, 2013.

3.1.2	Articles of Amendment of IRT, dated as of July 26, 2021, incorporated by reference to Exhibit 3.1 to IRT’s Current Report on Form 8-K filed on July 30, 2021.

3.2	Amended and Restated Bylaws of IRT, dated as of February 22, 2023 filed herewith.

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

4.5
Exchange Rights Agreement, dated as of September 3, 2021, by and among IRT, IROP, COPANS V V M, LLC and WELLINGTON V V M, LLC, incorporated by reference to Exhibit 4.5 to IRT's Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

4.6
Exchange Rights Agreement, dated as of December 16, 2021, by and among IRT, IROP and STEADFAST REIT INVESTMENTS, LLC, incorporated by reference to Exhibit 4.6 to IRT's Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

4.7	Description of IRT’s Securities, incorporated by reference to Exhibit 4.7 to IRT's Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

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

EXHIBIT INDEX

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

10.5	Notice of Amendment of Outstanding Awards as of May 2, 2017, incorporated by reference to Exhibit 10.10 to the 2017 Q1 10-Q. **

10.6	Form of 2017 Performance Share Unit Award Grant Agreement adopted as of February 28, 2017, incorporated by reference to Exhibit 10.4 to the 2017 Q1 10-Q. **

10.7	Form of Restricted Stock Award Certificate for Eligible Officers adopted as of February 28, 2017, incorporated by reference to Exhibit 10.5 to the 2017 Q1 10-Q. **

10.8	Summary of Non-Employee Director Compensation, incorporated by reference to Exhibit 10.16 to IRT’s Annual Report on Form 10-K for the year ended December 31, 2019.**

10.9
Form of Cash Bonus Award Grant Agreement under the Independence Realty Trust, Inc. 2016 Long Term Incentive Plan, incorporated by reference to Exhibit 10.23 to IRT’s Annual Report on Form 10-K for the year ended December 31, 2018.**

10.10
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

10.12	IRT 2022 Long Term Incentive Plan, incorporated by reference to Appendix C to IRT’s Definitive Proxy Statement on Schedule 14A filed on March 18, 2022.

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

10.22	Form of Executive Acknowledgement, incorporated by reference to Exhibit 10.1 to IRT’s Current Report on Form 8-K filed on July 26, 2021.**

10.23
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

10.24
Consulting Agreement dated November 8, 2022 between Independence Realty Trust, Inc. and Ella S. Neyland, incorporated by reference to Exhibit 10.1 to IRT's Current Report on Form 8-K filed on November 8, 2022.

10.25	Form of Cash Bonus Award Grant Agreement under the Independence Realty Trust, Inc. 2022 Long Term Incentive Plan.**

10.26	Form of Performance Share Unit Award Grant Agreement under the Independence Realty Trust, Inc. 2022 Long Term Incentive Plan.**

EXHIBIT INDEX

10.27	Form of Restricted Stock Award Certificate for Eligible Officers under the Independence Realty Trust, Inc. 2022 Long Term Incentive Plan.**

21.1	Subsidiaries of IRT, filed herewith.

23.1	Consent of KPMG LLP, filed herewith.

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

99.1	Material U.S. Federal Income Tax Considerations filed herewith.

101	The following materials, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2022 and December 31, 2021, (ii) Consolidated Statements of Operations for the years ended December 31, 2022, 2021 and 2020. (iii) Consolidated Statements of Equity for the years ended December 31, 2022, 2021 and 2020, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021, and 2020, and (v) notes to the consolidated financial statements as of December 31, 2022, filed herewith.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).
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

INDEPENDENCE REALTY TRUST, INC.

Date:	February 23, 2023	By:	/S/ SCOTT F. SCHAEFFER
Scott F. Schaeffer
Chairman of the Board and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/S/ SCOTT F. SCHAEFFER	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 23, 2023
Scott F. Schaeffer

/S/ JAMES J. SEBRA	Chief Financial Officer and Treasurer (Principal Financial Officer)	February 23, 2023
James J. Sebra

/S/ JASON R. DELOZIER	Chief Accounting Officer	February 23, 2023
Jason R. Delozier	(Principal Accounting Officer)

/S/ STEPHEN BOWIE	Director	February 23, 2023
Stephen Bowie

/S/ NED W. BRINES	Director	February 23, 2023
Ned W. Brines

/S/ ANA MARIE dEL RIO	Director	February 23, 2023
Ana Marie del Rio

/s/ RICHARD D. GEBERT	Director	February 23, 2023
Richard D. Gebert

/S/ MELINDA H. McCLURE	Director	February 23, 2023
Melinda H. McClure

/S/ THOMAS H. PURCELL	Director	February 23, 2023
Thomas H. Purcell

/S/ DEFOREST B. SOARIES, JR.	Director	February 23, 2023
DeForest B. Soaries, Jr.

/S/ LISA WASHINGTON	Director	February 23, 2023
Lisa Washington