Form 10-Q
period 2023-03-31
INDEPENDENCE REALTY TRUST, INC.
filed 2023-04-28
CIK 1466085

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 21, 2023 there were 224,589,077 shares of the Registrant’s common stock issued and outstanding.

INDEPENDENCE REALTY TRUST, INC.

PART I—FINANCIAL INFORMATION
Item 1.    Financial Statements
Independence Realty Trust, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited and dollars in thousands, except share and per share data)

	As of March 31, 2023	As of December 31, 2022
ASSETS:
Investments in real estate:
Investments in real estate, at cost	$6,648,907	$6,615,243
Accumulated depreciation	(475,001)	(425,034)
Investments in real estate, net	6,173,906	6,190,209
Real estate held for sale	—	35,777
Investment in real estate under development	124,983	105,518
Cash and cash equivalents	12,448	16,084
Restricted cash	22,385	27,933
Investments in unconsolidated real estate entities	92,882	80,220
Other assets	34,360	34,846
Derivative assets	32,783	41,109
Intangible assets, net of accumulated amortization of $0 and $700, respectively	—	399
Total Assets	$6,493,747	$6,532,095
LIABILITIES AND EQUITY:
Indebtedness, net	$2,628,632	$2,631,645
Accounts payable and accrued expenses	105,873	109,677
Accrued interest payable	7,979	7,713
Dividends payable	32,232	32,189
Derivative liabilities	2,283	—
Other liabilities	11,813	13,004
Total Liabilities	2,788,812	2,794,228
Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized, 0 and 0 shares issued and outstanding, respectively	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized, 224,556,870 and 224,064,940 shares issued and outstanding, including 274,259 and 232,134 unvested restricted common share awards, respectively	2,246	2,241
Additional paid-in capital	3,753,074	3,751,056
Accumulated other comprehensive income	25,101	35,102
Accumulated deficit	(214,775)	(191,735)
Total stockholders’ equity	3,565,646	3,596,664
Noncontrolling interests	139,289	141,203
Total Equity	3,704,935	3,737,867
Total Liabilities and Equity	$6,493,747	$6,532,095
The accompanying notes are an integral part of these condensed consolidated financial statements.

Independence Realty Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited and dollars in thousands, except share and per share data)

	For the Three Months Ended March 31,
	2023	2022
REVENUE:
Rental and other property revenue	$161,135	$149,977
Other revenue	239	385
Total revenue	161,374	150,362
EXPENSES:
Property operating expenses	59,255	55,883
Property management expenses	6,371	5,556
General and administrative expenses	8,154	7,928
Depreciation and amortization expense	53,536	78,174
Casualty losses (gains), net	151	(1,393)
Total expenses	127,467	146,148
Interest expense	(22,124)	(20,531)
Gain on sale of real estate assets, net	985	94,712
Merger and integration costs	—	(1,895)
Other income, net	93	443
Loss from investments in unconsolidated real estate entities	(776)	(63)
Restructuring costs	(3,213)	—
Net income:	8,872	76,880
Income allocated to noncontrolling interest	(224)	(2,280)
Net income allocable to common shares	$8,648	$74,600
Earnings per share:
Basic	$0.04	$0.34
Diluted	$0.04	$0.34
Weighted-average shares:
Basic	224,226,873	220,798,692
Diluted	225,088,659	222,045,286
The accompanying notes are an integral part of these condensed consolidated financial statements.

Independence Realty Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited and dollars in thousands)

	For the Three Months Ended March 31,
	2023	2022
Net income	$8,872	$76,880
Other comprehensive (loss) income:
Change in fair value of interest rate hedges	(13,667)	24,710
Realized gains (losses) on interest rate hedges reclassified to earnings	3,377	(2,120)
Total other comprehensive (loss) income	(10,290)	22,590
Comprehensive (loss) income before allocation to noncontrolling interests	(1,418)	99,470
Allocation to noncontrolling interests	65	(2,972)
Comprehensive (loss) income	$(1,353)	$96,498
The accompanying notes are an integral part of these condensed consolidated financial statements.

Independence Realty Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Equity
(Unaudited and dollars in thousands, except share information)

	Common Shares	Par Value Common Shares	Additional Paid In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2022	224,064,940	$2,241	$3,751,056	$35,102	$(191,735)	$3,596,664	$141,203	$3,737,867
Net income	—	—	—	—	8,648	8,648	224	8,872
Common dividends declared ($0.14 per share)	—	—	—	—	(31,688)	(31,688)	—	(31,688)
Other comprehensive loss	—	—	—	(10,001)	—	(10,001)	(289)	(10,290)
Stock compensation	383,439	4	4,774	—	—	4,778	—	4,778
Repurchase of shares related to equity award tax withholding	(36,109)	—	(3,757)	—	—	(3,757)	—	(3,757)
Conversion of noncontrolling interest to common shares	144,600	1	1,014	—	—	1,015	(1,015)	—
Issuance of common shares, net	—	—	(13)	—	—	(13)	—	(13)
Distribution to noncontrolling interest declared ($0.14 per unit)	—	—	—	—	—	—	(834)	(834)
Balance, March 31, 2023	224,556,870	$2,246	$3,753,074	$25,101	$(214,775)	$3,565,646	$139,289	$3,704,935

	Common Shares	Par Value Common Shares	Additional Paid In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2021	220,753,735	$2,208	$3,678,903	$(11,940)	$(188,410)	$3,480,761	$161,315	$3,642,076
Net income	—	—	—	—	74,600	74,600	2,280	76,880
Common dividends declared ($0.12 per share)	—	—	—	—	(26,833)	(26,833)	—	(26,833)
Other comprehensive income	—	—	—	21,898	—	21,898	692	22,590
Stock compensation	395,029	3	3,535	—	—	3,538	—	3,538
Repurchase of shares related to equity award tax withholding	(48,452)	—	(3,183)	—	—	(3,183)	—	(3,183)
Conversion of noncontrolling interest to common shares	10,848	—	68	—	—	68	(68)	—
Issuance of common shares, net	51,498	1	(845)	—	—	(844)	—	(844)
Distribution to noncontrolling interest declared ($0.12 per unit)	—	—	—	—	—	—	(837)	(837)
Balance, March 31, 2022	221,162,658	$2,212	$3,678,478	$9,958	$(140,643)	$3,550,005	$163,382	$3,713,387

The accompanying notes are an integral part of these condensed consolidated financial statements

Independence Realty Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited and dollars in thousands)

	For the Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net income	$8,872	$76,880
Adjustments to reconcile net income to cash flow from operating activities:
Depreciation and amortization	53,536	78,174
Accretion of loan discounts and premiums, net	(2,755)	(2,754)
Amortization of deferred financing costs, net	939	919
Stock compensation expense	4,734	3,498
Gain on sale of real estate assets, net	(985)	(94,712)
Amortization related to derivative instruments	318	314
Casualty losses (gains), net	151	(1,393)
Equity in loss from investments in unconsolidated real estate entities	776	63
Other loss (income)	312	(443)
Changes in assets and liabilities:
Other assets	835	4,538
Accounts payable and accrued expenses	(19,121)	(23,326)
Accrued interest payable	266	(220)
Other liabilities	(967)	(958)
Cash flow provided by operating activities	46,911	40,580
Cash flows from investing activities:
Investments in unconsolidated real estate entities	(13,438)	(18,605)
Disposition of real estate properties, net	35,557	155,639
Capital expenditures	(28,973)	(11,798)
Additions to real estate under development	(12,667)	(8,040)
Proceeds from insurance claims	—	9,870
Cash flow (used in) provided by investing activities	(19,521)	127,066
Cash flows from financing activities:
Costs from issuance of common stock, net	(13)	(844)
Proceeds from unsecured credit facility and term loans	57,000	16,500
Unsecured credit facility, secured credit facility and term loan repayments	(55,513)	(176,000)
Mortgage principal repayments	(1,813)	(1,864)
Payments for deferred financing costs	—	(49)
Distributions on common stock	(31,625)	(16,916)
Distributions to noncontrolling interests	(853)	(201)
Repurchase of shares related to equity award tax withholding	(3,757)	(3,183)
Cash flow used in financing activities	(36,574)	(182,557)
Net change in cash and cash equivalents, and restricted cash	(9,184)	(14,911)
Cash and cash equivalents, and restricted cash, beginning of period	44,017	65,671
Cash and cash equivalents, and restricted cash, end of the period	$34,833	$50,760

Reconciliation of cash, cash equivalents, and restricted cash to the Condensed Consolidated Balance Sheets
Cash and cash equivalents	$12,448	$23,971
Restricted cash	22,385	26,789
Total cash, cash equivalents, and restricted cash, end of period	$34,833	$50,760

The accompanying notes are an integral part of these condensed consolidated financial statements

Independence Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
March 31, 2023
(Unaudited and dollars in thousands, except share and per share data)

NOTE 1: Organization
Independence Realty Trust, Inc. (“IRT”), is a self-administered and self-managed Maryland real estate investment trust (“REIT”) which was formed on March 26, 2009. Our primary purposes are to acquire, own, operate, improve and manage multifamily apartment communities in non-gateway markets. As of March 31, 2023, we owned and operated 119 (unaudited) multifamily apartment properties that contain 35,249 (unaudited) units across non-gateway U.S. markets including Atlanta, Columbus, Dallas, Denver, Houston, Indianapolis, Nashville, Oklahoma City, Raleigh-Durham, and Tampa. In addition, as of March 31, 2023, we owned interests in five unconsolidated joint ventures that are developing multifamily apartment communities. We own all of our assets and conduct substantially all of our operations through Independence Realty Operating Partnership, LP (“IROP”), of which we are the sole general partner.
As used herein, the terms “we,” “our” and “us” refer to IRT and, as required by context, IROP and their subsidiaries.
NOTE 2: Summary of Significant Accounting Policies
a. Basis of Presentation
The accompanying unaudited interim condensed consolidated financial statements have been prepared by management in accordance with generally accepted accounting principles in the United States (“GAAP”). Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations, although we believe that the included disclosures are adequate to make the information presented not misleading. The unaudited interim condensed consolidated financial statements should be read in conjunction with our audited financial statements as of and for the year ended December 31, 2022 included in our 2022 Annual Report on Form 10-K. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our condensed consolidated financial position and condensed consolidated results of operations and cash flows are included. The results of operations for the interim periods presented are not necessarily indicative of the results for the full year. The Company evaluated subsequent events through the date its financial statements were issued. No significant recognized or non-recognized subsequent events were noted other than those described in the footnotes.
b. Principles of Consolidation
The condensed consolidated financial statements reflect our accounts and the accounts of IROP and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Pursuant to the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification Topic 810, “Consolidation”, IROP is considered a variable interest entity of which we are the primary beneficiary. As our significant asset is our investment in IROP, substantially all of our assets and liabilities represent the assets and liabilities of IROP.
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
March 31, 2023
(Unaudited and dollars in thousands, except share and per share data)

e. Restricted Cash
Restricted cash includes escrows of our funds held by lenders to fund certain expenditures, such as real estate taxes and insurance, or to be released at our discretion upon the occurrence of certain pre-specified events. As of March 31, 2023 and December 31, 2022, we had $22,385 and $27,933, respectively, of restricted cash.
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
Allocation of Purchase Price of Acquired Assets
In accordance with FASB ASC Topic 805 (“ASC 805”), we evaluate our real estate acquisitions to determine if they should be accounted for as a business or as a group of assets. The evaluation includes an initial screen to determine if substantially all of the fair value of the gross assets acquired is concentrated in a single asset or group of similar assets. If the screen is met, the acquisition is not a business. The properties we have acquired met the screen test and are accounted for as asset acquisitions. Under asset acquisition accounting, the costs to acquire real estate, including transaction costs related to the acquisition, are accumulated and then allocated to the individual assets and liabilities acquired based upon their relative fair value. Transaction costs and fees incurred related to the financing of an acquisition are capitalized and amortized over the life of the related financing.
We estimate the fair value of acquired tangible assets (consisting of land, building and improvements), identified intangible assets (consisting of in-place leases), and assumed debt at the date of acquisition, based on the evaluation of information and estimates available at that date.
The aggregate value of in-place leases is determined by evaluating various factors, including the terms of the leases that are in place and assumed lease-up periods. The value assigned to these intangible assets is amortized over the assumed lease up period, typically six months. During the three months ended March 31, 2023 and 2022, we did not acquire any in-place leases. For the three months ended March 31, 2023 and 2022, we recorded $399 and $29,082, respectively, of amortization for intangible assets. For the three months ended March 31, 2023 and 2022, we wrote-off fully amortized intangible assets of $1,099 and $0, respectively.
Business Combinations
For properties we acquire or transactions we enter into that are accounted for as business combinations, we apply the acquisition method of accounting under ASC 805, which requires the identification of the acquiror, the determination of the acquisition date, and the recognition and measurement, at fair value, of the assets acquired and liabilities assumed. To the extent that the fair value of net assets acquired differs from the fair value of consideration paid, ASC 805 requires the recognition of goodwill or a gain from a bargain purchase price, if any. Our merger with Steadfast Apartment REIT, Inc. on December 16, 2021 was accounted for as a business combination. For the three months ended March 31, 2023 and 2022, we incurred merger and integration costs of $0 and $1,895, respectively. These amounts were expensed as incurred, and are included in the condensed consolidated statements of operations in the item titled “Merger and integration costs”, and primarily consist of advisory fees, employee severance costs, and attorney fees.
Impairment of Long-Lived Assets
Management evaluates the recoverability of our investment in real estate assets, including related identifiable intangible assets, in accordance with FASB ASC Topic 360, “Property, Plant and Equipment”. This statement requires that

Independence Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
March 31, 2023
(Unaudited and dollars in thousands, except share and per share data)

long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that recoverability of the assets is not assured.
Management reviews our long-lived assets on an ongoing basis and evaluates the recoverability of the carrying value when there is an indicator of impairment. An impairment charge is recorded when it is determined that the carrying value of the asset exceeds the fair value. The estimated cash flows used for the impairment analysis and the determination of estimated fair value are based on our plans for the respective assets (e.g., hold period) and our views of market and economic conditions. The estimates consider matters such as current and historical rental rates, occupancies for the respective and/or comparable properties, and recent sales data for comparable properties. Changes in estimated future cash flows due to changes in our plans or views of market and economic conditions could result in recognition of impairment losses, which, under the applicable accounting guidance, could be substantial. For the three months ended March 31, 2023 and 2022, we did not incur an impairment charge.
Depreciation Expense
Depreciation expense for real estate assets is computed using a straight-line method based on a life of 40 years for buildings and improvements and five to ten years for furniture, fixtures, and equipment. For the three months ended March 31, 2023 and 2022, we recorded $52,887 and $49,092 of depreciation expense, respectively. During the three months ended March 31, 2023 and 2022, we wrote-off fully depreciated fixed assets of $2,920 and $1,160, respectively.
Casualty Related Costs
Occasionally, we incur losses at our communities from wind storms, floods, fires and similar hazards. Sometimes, a portion of these losses are not fully covered by our insurance policies due to deductibles. In these cases, we estimate the carrying value of the damaged property and record a casualty loss for the difference between the estimated carrying value and the insurance proceeds. Any amount of insurance recovery in excess of the amount of the losses incurred is considered a gain contingency and is recorded in casualty losses (gains), net when the proceeds are received. During the three months ended March 31, 2023 and 2022, we incurred $151 of casualty losses and $1,393 of net casualty gains, respectively.
g. Investments in Real Estate Under Development
We capitalize direct and indirect project costs incurred during the development period such as construction, insurance, architectural, legal, interest costs, and real estate taxes. At such time as the development is considered substantially complete, the capitalization of certain indirect costs such as real estate taxes, interest costs, and all project-related costs in real estate under development are reclassified to investments in real estate. For the three months ended March 31, 2023 and 2022, we recorded $1,454 and $301, respectively, of capitalized interest expense, on our investments in real estate under development.
As of March 31, 2023 and December 31, 2022, the carrying value of our two investments in real estate under development in Denver, Colorado totaled $124,983 and $105,518, respectively, and was recorded as a separate line item in our condensed consolidated balance sheets.
h. Investments in Unconsolidated Real Estate Entities
We have entered into joint ventures with unrelated third parties to acquire, develop, own, operate, and manage real estate assets. Our joint ventures are funded with a combination of debt and equity. We will consolidate entities that we control as well as any variable interest entity where we are the primary beneficiary. Under the VIE model, we will consolidate an entity when we have the ability to direct the activities of the VIE and the obligations to absorb losses or the right to receive benefits that could potentially be significant to the VIE. Under the voting model, we consolidate an entity when we control the entity through ownership of a majority voting interest. We separately analyzed the initial accounting for each investment in unconsolidated entity and concluded that each is a voting interest entity and is not a VIE. Our equity interest varies for each joint venture between 50% and 90% but, in each case, we share control of the major decisions that most significantly impact the joint ventures with our partners. Since we do not control the joint venture through our ownership interest, they are accounted for under the equity method of accounting, and are included in investments in

Independence Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
March 31, 2023
(Unaudited and dollars in thousands, except share and per share data)

unconsolidated real estate entities on the condensed consolidated balance sheets. Under the equity method of accounting, the investments are carried at cost plus our share of net earnings or losses. For the three months ended March 31, 2023 and 2022, we recorded $1,006 and $210, respectively, of capitalized interest expense, on our investments in unconsolidated real estate entities in our condensed consolidated balance sheets.
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
In accordance with FASB ASC Topic 815, “Derivatives and Hedging”, we measure each derivative instrument at fair value and record such amounts in our condensed consolidated balance sheets as either an asset or liability. For derivatives designated as cash flow hedges, the changes in the fair value of the effective portions of the derivative are reported in other comprehensive income and changes in the fair value of the ineffective portions of cash flow hedges, if any, are recognized in earnings. For derivatives not designated as hedges, the changes in fair value of the derivative instrument are recognized in earnings. Any derivatives that we designate in hedge relationships are done so at inception. At inception, we determine whether or not the derivative is highly effective in offsetting changes in the designated interest rate risk associated with the identified indebtedness using regression analysis. At each reporting period, we update our regression analysis and use the hypothetical derivative method to measure any ineffectiveness.
k. Fair Value of Financial Instruments
In accordance with FASB ASC Topic 820, “Fair Value Measurements and Disclosures”, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation techniques involve management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instruments’ complexity for disclosure purposes. Assets and liabilities recorded at fair value in our condensed consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their value. Hierarchical levels, as defined in FASB ASC Topic 820, “Fair Value Measurements and

Independence Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
March 31, 2023
(Unaudited and dollars in thousands, except share and per share data)

Disclosures” and directly related to the amount of subjectivity associated with the inputs to fair valuations of these assets and liabilities, are as follows:
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
FASB ASC Topic 825, “Financial Instruments” requires disclosure of the fair value of financial instruments for which it is practicable to estimate that value. Given that cash and cash equivalents and restricted cash are short term in nature with limited fair value volatility, the carrying amount is deemed to be a reasonable approximation of fair value and the fair value input is classified as a Level 1 fair value measurement. The fair value input for derivatives is classified as a Level 2 fair value measurement within the fair value hierarchy. The fair value of our unsecured credit facility, term loans, and mortgage indebtedness is based on a discounted cash flows valuation technique. As this technique utilizes current credit spreads, which are generally unobservable, this is classified as a Level 3 fair value measurement within the fair value hierarchy. We determine appropriate credit spreads based on the type of debt and its maturity. There were no transfers between levels in the fair value hierarchy for the three months ended March 31, 2023. The following table summarizes the carrying amount and the fair value of our financial instruments as of the periods indicated:

	As of March 31, 2023		As of December 31, 2022
Financial Instrument	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Cash and cash equivalents	$12,448	$12,448	$16,084	$16,084
Restricted cash	22,385	22,385	27,933	27,933
Derivative assets	32,783	32,783	41,109	41,109

Liabilities
Debt:
Unsecured Revolver	184,066	187,872	164,283	169,842
Unsecured Term loans	596,770	608,820	596,612	611,265
Secured credit facilities	640,580	582,335	660,542	580,332
Mortgages	1,207,216	1,106,803	1,210,208	1,088,579
Derivative liabilities	2,283	2,283	—	—
l. Deferred Financing Costs
Costs incurred in connection with debt financing are deferred and classified within indebtedness and charged to interest expense over the terms of the related debt agreements, under the effective interest method.

Independence Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
March 31, 2023
(Unaudited and dollars in thousands, except share and per share data)

m. Office Leases
In accordance with FASB ASC Topic 842, “Leases”, lessees are required to recognize a right-of-use asset and a lease liability on the balance sheet at the lease commencement date for all leases, except those leases with terms of less than a year. We lease corporate office space under leases with terms of up to 10 years and that may include extension options, but that do not include any residual value guarantees or restrictive covenants. As of March 31, 2023, we had $2,914 of operating lease right-of-use assets and $3,237 of operating lease liabilities related to our corporate office leases. The operating lease right-of-use assets are presented within other assets and the operating lease liabilities are presented within other liabilities in our condensed consolidated balance sheets. We recorded $210 and $461 of total operating lease expense during the three months ended March 31, 2023 and 2022, respectively, which is recorded within property management expense and general and administrative expenses in our condensed consolidated statements of operations.
n. Income Taxes
We have elected to be taxed as a REIT. Accordingly, we recorded no income tax expense for the three months ended March 31, 2023 and 2022.
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
o. Employee Retention Credit
Under the terms of the March 27, 2020 Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), we were eligible and applied for assistance in the form of a refundable employee retention credit. Since applicable GAAP guidance is limited, we adopted an accounting policy, in accordance with GAAP, by analogizing to International Accounting Standard 20 “Accounting for Government Grants” to recognize employee retention credits as a reimbursement of payroll related expenses within property operating expenses, property management expenses, and general and administrative expenses in our condensed consolidated statements of operations. During the six months ended December 31, 2022, we received employee retention credit refunds totaling $6,238 and recognized $3,006 in reimbursements of previously paid employer payroll taxes and retention costs in our condensed consolidated statements of operations. The remainder is included in accounts payable and accrued expenses in our condensed consolidated balance sheets and will be recognized on a systematic basis through December 2023 as a reimbursement of payroll related expenses attributable to off-cycle compensation increases awarded to employees beginning in July 2022 and intended to support employee retention during the pandemic and its ongoing effect on the macroeconomic environment. During the three months ended March 31, 2023, we recognized reimbursements of payroll related expenses of $788 in property operating expenses, $195 in property management expenses and $74 in general and administrative expenses.
p. Restructuring Costs
During the three months ended March 31, 2023, we reorganized certain departments in the organization impacting a limited number of employees. The impacted employees were provided severance packages that included cash severance payments and the accelerated vesting of performance share units and restricted stock awards, as applicable. In accordance with ASC 712 “Compensation – Nonretirement Postemployment Benefits”, we recognized the full amount of restructuring costs of $3,213 during the three months ended March 31, 2023, which was presented in the restructuring costs line on the condensed consolidated statement of operations.

Independence Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
March 31, 2023
(Unaudited and dollars in thousands, except share and per share data)

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
In December 2022, the FASB issued ASU 2022-06, Deferral of the Sunset Date of Topic 848 (“ASU 2022-06”) which was issued to defer the sunset date of Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform to December 31, 2024. ASU 2022-06 is effective immediately for all companies. ASU 2022-06 has no impact on the Company’s condensed consolidated financial statements for the three months ended March 31, 2023. R
NOTE 3: Investments in Real Estate
As of March 31, 2023, our investments in real estate consisted of 119 apartment properties (unaudited) that contain 35,249 units (unaudited). The following table summarizes our investments in real estate:

	As of March 31, 2023	As of December 31, 2022	Depreciable Lives (In years)
Land	$579,094	$579,094	—
Building	5,697,855	5,695,711	40
Furniture, fixtures and equipment	371,958	340,438	5-10
Total investments in real estate	$6,648,907	$6,615,243
Accumulated depreciation	(475,001)	(425,034)
Investments in real estate, net	$6,173,906	$6,190,209
Dispositions
On February 28, 2023, we sold Eagle Lake Landing apartments located in Indianapolis, Indiana for $37,300 and recognized a gain on sale of $985.

Independence Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
March 31, 2023
(Unaudited and dollars in thousands, except share and per share data)

NOTE 4: Investments in Unconsolidated Real Estate
As of March 31, 2023, our investments in unconsolidated real estate entities had aggregate land, building, and construction in progress costs capitalized of $241,114 and aggregate construction debt of $115,882. We do not guarantee any debt, capital payout or other obligations associated with our joint ventures. We recognize earnings or losses from our investments in unconsolidated real estate entities consisting of our proportionate share of the net earnings or losses of the joint ventures. We recognized losses of $776 and $63 from equity method investments during the three months ended March 31, 2023 and 2022, respectively, and these losses were recorded in loss from investments in unconsolidated real estate entities in our condensed consolidated statements of operations.
The following table summarizes our investments in unconsolidated real estate entities as of March 31, 2023 and December 31, 2022:

				Carrying Value As Of
Investments in Unconsolidated Real Estate Entities	Location	Units(1) (Unaudited)	IRT Ownership Interest	March 31, 2023	December 31, 2022
Metropolis at Innsbrook	Richmond, VA	402	84.8%	$17,583	$17,331
Views of Music City II / The Crockett	Nashville, TN	408	50.0%	11,483	11,363
Virtuoso	Huntsville, AL	178	90.0%	13,647	14,422
Lakeline Station	Austin, TX	378	90.0%	30,571	25,292
The Mustang	Dallas, TX	275	85.0%	19,598	11,812
Total		1,641		$92,882	$80,220
(1)Represents the total number of units after development is complete and each property is placed in service. As of March 31, 2023 178-units (unaudited) at the Virtuoso investment’s development and 199-units (unaudited) at The Crockett are complete and had ongoing operations. We have one year from the delivery date to exercise our purchase option on The Crockett.
NOTE 5: Indebtedness
The following tables contain summary information concerning our consolidated indebtedness as of March 31, 2023:

Debt:	Outstanding Principal	Unamortized Debt Issuance Costs	Unamortized Loan (Discount)/Premiums	Carrying Amount	Type	Weighted Average Rate (3)	Weighted Average Maturity (in years)
Unsecured revolver (1)	$185,478	$(1,412)	$—	$184,066	Floating	5.8%	2.8
Unsecured term loans	600,000	(3,230)	—	596,770	Floating	5.7%	4.3
Secured credit facilities (2)	617,115	(2,105)	25,570	640,580	Floating/Fixed	4.3%	5.7
Mortgages	1,183,435	(6,905)	30,686	1,207,216	Fixed	3.9%	4.9
Total Debt	$2,586,028	$(13,652)	$56,256	$2,628,632		4.5%	4.8
(1)The unsecured revolver total capacity is $500,000, of which $185,478 was outstanding as of March 31, 2023.
(2)The secured credit facilities include the PNC secured credit facility ("PNC MCFA") and the Newmark secured credit facility ("Newmark MCFA") of which $76,248 and $540,867 was outstanding as of March 31, 2023, respectively.

Independence Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
March 31, 2023
(Unaudited and dollars in thousands, except share and per share data)

(3)Represents the weighted average of the contractual interest rates in effect as of quarter end without regard to any interest rate swaps or collars. Our total weighted average effective interest rate for the three months ended March 31, 2023, after giving effect to the impact of interest rate swaps and collars, and excluding the impact of loan premium amortization, discount accretion, and interest capitalization was 4.1%.
The following table contains summary information concerning our consolidated indebtedness as of March 31, 2023:

	Scheduled maturities on our indebtedness outstanding as of March 31, 2023
Debt:	2023	2024	2025	2026	2027	Thereafter
Unsecured revolver	$—	$—	$—	$185,478	$—	$—
Unsecured term loans	—	—	—	200,000	—	400,000
Secured credit facilities	—	—	3,525	10,493	11,462	591,635
Mortgages	8,473	69,012	173,631	144,614	15,943	771,762
Total	$8,473	$69,012	$177,156	$540,585	$27,405	$1,763,397

The following table contains summary information concerning our consolidated indebtedness as of December 31, 2022:

Debt:	Outstanding Principal	Unamortized Debt Issuance Costs	Unamortized Loan (Discount)/Premiums	Carrying Amount	Type	Weighted Average Rate (3)	Weighted Average Maturity (in years)
Unsecured revolver	$165,978	$(1,695)	$—	$164,283	Floating	4.9%	3.1
Unsecured term loans	600,000	(3,388)	—	596,612	Floating	5.1%	4.5
Secured credit facilities	635,128	(2,256)	27,670	660,542	Floating/Fixed	4.3%	5.9
Mortgages	1,185,246	(7,305)	32,267	1,210,208	Fixed	3.9%	5.2
Total Debt	$2,586,352	$(14,644)	$59,937	$2,631,645		4.5%	5.1
(1)The unsecured revolver total capacity was $500,000, of which $165,978 was outstanding as of December 31, 2022.
(2)The secured credit facilities include the PNC MCFA and the Newmark MCFA of which $76,248 and $558,880 was outstanding as of December 31, 2022, respectively.
(3)Represents the weighted average of the contractual interest rates in effect as of quarter end without regard to any interest rate swaps or collars. Our total weighted average effective interest rate as of the year ended December 31, 2022, after giving effect to the impact of interest rate swaps and collars, and excluding the impact of loan premium amortization and discount accretion was 4.1%.
As of March 31, 2023, we were in compliance with all financial covenants contained in the documents governing our indebtedness.

Independence Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
March 31, 2023
(Unaudited and dollars in thousands, except share and per share data)

NOTE 6: Derivative Financial Instruments
The following table summarizes the aggregate notional amounts and estimated net fair values of our derivative instruments as of March 31, 2023 and December 31, 2022:

	As of March 31, 2023			As of December 31, 2022
	Notional	Fair Value of Assets	Fair Value of Liabilities	Notional	Fair Value of Assets	Fair Value of Liabilities
Cash flow hedges:
Interest rate swaps	$500,000	$21,425	$2,283	$300,000	$26,099	$—
Interest rate collars	250,000	6,474	—	250,000	8,317	—
Forward interest rate collars	200,000	4,884	—	200,000	6,693	—
Total	$950,000	$32,783	2,283	$750,000	$41,109	$—
Effective interest rate swaps and caps are reported in accumulated other comprehensive income, and the fair value of these hedge agreements is recorded as derivative assets or liabilities on the face of our condensed consolidated balance sheets.
For our interest rate swaps and collars that are considered highly effective hedges, we reclassified realized (gains) losses of ($3,377) and $2,120 to earnings within interest expense for the three months ended March 31, 2023 and 2022, and we expect gains of $16,069 to be reclassified out of accumulated other comprehensive (loss) income to earnings over the next 12 months.
On March 16, 2023, we entered into an interest rate swap contract with a notional value of $200,000, a strike rate of 3.39% and a maturity date of March 17, 2030. We designated this interest rate swap as a cash flow hedge at inception and determined that the hedge is highly effective in offsetting interest rate fluctuations associated with the identified indebtedness.
NOTE 7: Stockholders' Equity and Noncontrolling Interests
Stockholders’ Equity
On March 14, 2023, our board of directors declared a dividend of $0.14 per share on our common stock, which was paid on April 21, 2023 to common stockholders of record as of March 31, 2023.
On May 18, 2022, our Board of Directors authorized a common stock repurchase program (the "Stock Repurchase Program") covering up to $250,000 in shares of our common stock. Under the Stock Repurchase Program, we, in our discretion, may purchase our shares from time to time in the open market or in privately negotiated transactions. The amount and timing of the purchases will depend on a number of factors, including the price and availability of our shares, trading volumes and general market conditions. The Stock Repurchase Program has no time limit and may be suspended or discontinued at any time. During the three months ended March 31, 2023, we had no repurchases of shares under the Stock Repurchase Program. As of March 31, 2023, we had $250,000 in shares of our common stock remaining authorized for purchase under the Stock Repurchase Program.
On November 13, 2020, we entered into an equity distribution agreement pursuant to which we may from time to time offer and sell shares of our common stock having an aggregate offering price of up to $150,000 (the “ATM Program”) in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended. Under the ATM Program, we may also enter into one or more forward sale transactions for the sale of shares of our common stock on a forward basis. There were no forward sale transactions that had not settled as of March 31, 2023. As of March 31, 2023, shares of our common stock having an aggregate offering price of up to approximately $56,836 remained available for issuance under the ATM Program.

Independence Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
March 31, 2023
(Unaudited and dollars in thousands, except share and per share data)

Noncontrolling Interest
During the three months ended March 31, 2023, holders of IROP units exchanged 144,600 units for 144,600 shares of our common stock. As of March 31, 2023, 5,946,571 IROP units held by unaffiliated third parties remain outstanding.
On March 14, 2023, our board of directors declared a dividend of $0.14 per unit, which was paid on April 21,
2023 to IROP LP unit holders of record as of March 31, 2023.
NOTE 8: Equity Compensation Plans
Long Term Incentive Plan
On May 18, 2022, our stockholders approved our 2022 Long Term Incentive Plan which provides for grants of equity and equity-based awards to our employees, officers, directors, consultants and other service providers, and such awards may take the form of restricted or unrestricted shares of common stock, non-qualified stock options, incentive stock options, restricted stock units (“RSUs"), stock appreciation rights, dividend equivalents and other equity and cash-based awards. A maximum of 8,000,000 shares of our common stock (plus up to an additional 1,280,610 shares of our common stock, to the extent that shares subject to outstanding awards under the prior plan are recycled into the 2022 Incentive Plan) may be awarded, subject to customary adjustment for stock splits, reverse stock splits and similar corporate events or transactions affecting shares of our common stock.
Under the Incentive Plan, we have granted restricted shares, RSUs, and PSUs. These awards generally vest or vested over a two-to four-year period. In addition, we have granted unrestricted shares to our non-employee directors. These awards generally vest or vested immediately. A summary of restricted common share award and RSU activity is presented below.

	2023
	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Balance, January 1,	395,482	$18.67
Granted	233,992	19.10
Vested	(163,557)	17.42
Forfeited	(18,091)	19.34
Balance, March 31,(1)	447,826	$19.32

(1)	The outstanding award balances above include 173,567 and 163,348 RSUs as of March 31, 2023 and December 31, 2022, respectively.
On February 7, 2023, our compensation committee awarded 216,795 PSUs to our executive officers. The number of PSUs earned will be based on attainment of certain performance criteria over a three-year period, with the actual number of shares issuable ranging between 0% and 150% of the number of PSUs granted. Half of any PSUs earned will vest, and shares will be issued in respect thereof, immediately following the end of the three-year performance period; the remaining half of any PSUs earned will vest, and shares will be issued in respect thereof, after an additional one-year period of service.
During the three months ended March 31, 2023 and 2022, a portion of the RSUs and PSUs granted were issued to employees who are retirement eligible. The fact that the grantees are retirement eligible resulted in immediate recognition of the associated stock-based compensation expense totaling $2,677 and $2,422, respectively.

Independence Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
March 31, 2023
(Unaudited and dollars in thousands, except share and per share data)

NOTE 9: Earnings Per Share
The following table presents a reconciliation of basic and diluted earnings (loss) per share for the three months ended March 31, 2023 and 2022:

	For the Three Months Ended March 31,
	2023	2022
Net income	$8,872	$76,880
Income allocated to noncontrolling interest	(224)	(2,280)
Net income allocable to common shares	$8,648	$74,600
Weighted-average shares outstanding—Basic	224,226,873	220,798,692
Weighted-average shares outstanding—Diluted	225,088,659	222,045,286
Earnings per share—Basic	$0.04	$0.34
Earnings per share—Diluted	$0.04	$0.34
Certain IROP units, restricted stocks awards, and forward sale agreements were excluded from the earnings (loss) per share computation because their effect would have been anti-dilutive, totaling 5,946,571 and 8,994,165 for the three months ended March 31, 2023 and 2022, respectively.
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
The risk factors discussed and identified in Item 1A of our 2022 Annual Report on Form 10-K and in Part II, Item 1A of this Quarterly Report, and in other of our public filings with the SEC, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements. We caution you not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report. All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. Except to the extent required by applicable law or regulation, we undertake no obligation to update these forward-looking statements to reflect events or circumstances after the date of this Quarterly Report or to reflect the occurrence of unanticipated events.
Overview
Our Company
We are a self-administered and self-managed Maryland real estate investment trust (“REIT”), that acquires, owns, operates, improves and manages multifamily apartment communities across non-gateway U.S. markets. As of March 31, 2023, we owned and operated 119 multifamily apartment properties that contain 35,249 units. Our properties are located in Alabama, Colorado, Florida, Georgia, Illinois, Indiana, Kentucky, North Carolina, Ohio, Oklahoma, South Carolina, Tennessee, Texas, and Virginia. In addition, as of March 31, 2023, we owned interests in five unconsolidated joint ventures that are developing multifamily apartment communities that will contain, in aggregate, 1,641 units upon completion. We do not have any foreign operations and our business is not seasonal.
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

Property Portfolio
As of March 31, 2023, we owned and consolidated 119 multifamily apartment properties, totaling 35,249 units. Below is a summary of our consolidated property portfolio by market.

(Dollars in thousands, except per unit data)	As of March 31, 2023				For the Three Months Ended March 31, 2023
Market	Number of Properties	Units	Gross Real Estate Assets	Period End Occupancy	Average Effective Monthly Rent per Unit	Net Operating Income	% of NOI
Atlanta, GA	13	5,180	$1,070,050	92.8%	$1,637	$15,267	15.0%
Dallas, TX	14	4,007	854,870	94.2%	1,783	12,400	12.2%
Denver, CO	9	2,292	606,372	94.0%	1,698	8,379	8.2%
Columbus, OH	10	2,510	368,862	95.4%	1,356	6,616	6.5%
Raleigh - Durham, NC	6	1,690	255,624	94.8%	1,530	5,234	5.2%
Indianapolis, IN	7	1,979	290,841	94.6%	1,334	4,981	4.9%
Oklahoma City, OK	8	2,147	321,400	92.5%	1,163	4,967	4.9%
Tampa-St. Petersburg, FL	5	1,452	294,794	95.9%	1,801	4,834	4.8%
Nashville, TN	5	1,508	367,696	92.8%	1,591	4,596	4.5%
Houston, TX	7	1,932	323,339	95.4%	1,427	4,320	4.3%
Memphis, TN	4	1,383	160,176	94.2%	1,501	4,061	4.0%
Birmingham, AL	2	1,074	232,510	89.3%	1,475	2,787	2.7%
Charlotte, NC	3	714	189,350	95.4%	1,756	2,675	2.6%
Huntsville, AL	3	873	189,568	95.5%	1,545	2,675	2.6%
Lexington, KY	3	886	160,002	96.4%	1,272	2,542	2.5%
Louisville, KY	4	1,150	149,011	93.0%	1,285	2,541	2.5%
Myrtle Beach, SC - Wilmington, NC	3	628	68,527	95.4%	1,396	1,827	1.8%
Cincinnati, OH	2	542	122,355	93.9%	1,553	1,589	1.6%
Charleston, SC	2	518	81,314	95.9%	1,603	1,534	1.5%
Greenville, SC	1	702	123,319	95.0%	1,231	1,497	1.5%
Chicago, IL	1	374	90,195	95.7%	1,772	1,226	1.2%
Orlando, FL	1	297	50,174	93.2%	1,787	869	0.9%
Asheville, NC	1	252	29,233	97.6%	1,488	838	0.8%
San Antonio, TX	1	306	57,108	97.4%	1,483	780	0.8%
Fort Wayne, IN	1	222	44,221	91.0%	1,431	700	0.7%
Austin, TX	1	256	56,860	91.3%	1,788	699	0.7%
Norfolk, VA	1	183	54,131	98.4%	1,882	645	0.6%
Chattanooga, TN	1	192	37,005	92.7%	1,374	476	0.5%
Total/Weighted Average	119	35,249	$6,648,907	94.1%	$1,535	$101,555	100.0%

Current Developments
Capital Recycling
Our capital recycling program consists of disposing of assets in markets where we lack scale and/or markets where management believes that growth is slowing.
During the three months ended March 31, 2023, we sold one multifamily apartment community for a gross sales price of $37.3 million and recognized a gain on sale of $1.0 million. Proceeds from the sale were used to reduce indebtedness.
Investment in Unconsolidated Real Estate Entities
To create another avenue for accretive capital allocation and to increase our options for capital investment, we partner with developers through preferred equity investments and joint venture relationships focused on new multifamily development.
No new investments in unconsolidated real estate entities were made during the three months ended March 31, 2023. However, we continued to fund commitments to our existing investments in unconsolidated real estate entities. The 199-unit development at The Crockett was completed during the three months ended March 31, 2023, and we have one year from the delivery date to exercise our purchase option on The Crockett. As of March 31, 2023 and December 31, 2022, we had investments in unconsolidated real estate of $92,882 and $80,220, respectively.
Value Add
Our value add program provides us with the opportunity to improve long-term growth through targeted unit renovations at communities where there is the potential for outsized rent growth.
We completed renovations on 635 units during the quarter ended March 31, 2023. From inception of our value add program in January 2018 through March 31, 2023, we completed renovations on 5,951 of the 11,856 ongoing and completed units currently in our value add program, achieving a return on investment of 19.1% (and approximately 20.9% on the interior portion of such renovation costs). We compute return on cost by using the rent premium per unit per month, multiplied by 12, divided by the applicable renovation costs per unit and we compute the rent premium as the difference between the rental rate on the renovated unit and the market rent for a comparable unrenovated unit as of the date presented, as determined by management consistent with its customary rent-setting and evaluation procedures.
Capital Markets
New Swap Agreement
On March 16, 2023, we entered into an interest rate swap contract with a notional value of $200,000, a strike rate of 3.39% and a maturity date of March 17, 2030. We designated this interest rate swap as a cash flow hedge at inception and determined that the hedge is highly effective in offsetting interest rate fluctuations associated with the identified indebtedness.

Results of Operations
As of March 31, 2023, we owned and consolidated 119 multifamily apartment properties, of which 116 comprised the Same-Store Portfolio.
Three Months Ended March 31, 2023 compared to the Three Months Ended March 31, 2022

	SAME-STORE PORTFOLIO				NON SAME-STORE PORTFOLIO				CONSOLIDATED
(Dollars in thousands)	Three Months Ended March 31,				Three Months Ended March 31,				Three Months Ended March 31,
	2023	2022	Increase (Decrease)	% Change	2023	2022	Increase (Decrease)	% Change	2023	2022	Increase (Decrease)	% Change
Property Data:
Number of properties	116	116	—	—%	3	3	—	—%	119	119	—	—%
Number of units	34,571	34,571	—	—%	678	927	(249)	(26.9)%	35,249	35,498	(249)	(0.7)%
Average occupancy	93.1%	95.3%	(2.2)%	—	95.1%	93.0%	2.1%	—	93.1%	95.2%	(2.1)%	—
Average effective monthly rent, per unit	1,530	1,381	149	10.8%	1,780	1,095	685	62.5%	1,535	1,374	161	11.7%
Revenue:
Rental and other property revenue	$156,813	$145,826	$10,987	7.5%	$4,322	$4,151	$171	4.1%	$161,135	$149,977	$11,158	7.4%
Expenses:
Property operating expenses	57,510	54,060	3,450	6.4%	1,745	1,823	(78)	(4.3)%	59,255	55,883	3,372	6.0%
Net Operating Income	$99,303	$91,766	$7,537	8.2%	$2,577	$2,328	$249	10.7%	$101,880	$94,094	$7,786	8.3%
Other Revenue:
Other revenue									$239	$385	$(146)	(37.9)%
Corporate and other expenses:
Property management expenses									6,371	5,556	815	14.7%
General and administrative expenses									8,154	7,928	226	2.9%
Depreciation and amortization expense									53,536	78,174	(24,638)	(31.5)%
Casualty losses (gains), net									151	(1,393)	1,544	(110.8)%
Other income, net									93	443	(350)	(79.0)%
Loss from investments in unconsolidated real estate entities									(776)	(63)	(713)	1131.7%
Interest expense									(22,124)	(20,531)	(1,593)	7.8%
Merger and integration costs									—	(1,895)	1,895	(100.0)%
Gain on sale of real estate assets, net									985	94,712	(93,727)	(99.0)%
Restructuring costs									(3,213)	—	(3,213)	100.0%
Net income									$8,872	$76,880	$(68,008)	(88.5)%
Income allocated to noncontrolling interests									(224)	(2,280)	2,056	(90.2)%
Net income available to common shares									$8,648	$74,600	$(65,952)	(88.4)%

Revenue
Rental and other property revenue. Revenue from rental and other property revenue of the consolidated portfolio increased $11.2 million to $161.1 million for the three months ended March 31, 2023 from $150.0 million for the three months ended March 31, 2022. The increase was primarily attributable to a $11.0 million increase in same-store rental and other property revenue driven by a 10.8% increase in average effective monthly rents compared to the prior year period.

Expenses
Property operating expenses. Property operating expenses increased $3.4 million to $59.3 million for the three months ended March 31, 2023 from $55.9 million for the three months ended March 31, 2022. The increase was due to a $3.5 million increase in same-store property operating expense, primarily due to an increase in repairs and maintenance.
Property management expenses. Property management expenses increased $0.8 million to $6.4 million for the three months ended March 31, 2023 from $5.6 million for the three months ended March 31, 2022 primarily due to inflationary pressures which led to increases in salaries, employee stock compensation, IT support services, and software licenses compared to the prior year.
General and administrative expenses. General and administrative expenses increased $0.2 million to $8.2 million for the three months ended March 31, 2023 from $7.9 million for the three months ended March 31, 2022. This increase was primarily due to inflationary pressures which led to increases in employee stock compensation and professional services compared to the prior year.
Depreciation and amortization expense. Depreciation and amortization expense decreased $24.6 million to $53.5 million for the three months ended March 31, 2023 from $78.2 million for the three months ended March 31, 2022. The decrease was primarily attributable to lower intangible asset amortization expenses during the three months ended March 31, 2023 compared to the three months ended March 31, 2022 because of the intangible assets acquired in the merger with Steadfast Apartment REIT, Inc. being fully amortized.
Loss from investments in unconsolidated real estate entities. During the three months ended March 31, 2023, we recognized $0.8 million of losses on investments in unconsolidated real estate, which was primarily driven by our $0.5 million portion of depreciation and amortization recognized by the unconsolidated real estate entities.
Interest expense. Interest expense increased $1.6 million to $22.1 million for the three months ended March 31, 2023 from $20.5 million for the three months ended March 31, 2022 primarily due to higher interest rates impacting our variable rate loans.
Gain on sale of real estate assets, net. During the three months ended March 31, 2023, one multi-family property was sold resulting in a gain of $1.0 million. During the three months ended March 31, 2022, four multi-family properties were sold resulting in gains of $94.7 million.
Restructuring costs. During the three months ended March 31, 2023, we incurred approximately $3.2 million of severance costs related to the reorganization of certain departments that impacted a limited number of employees.
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

CFFO is a computation made by analysts and investors to measure a real estate company’s operating performance by removing the effect of items that do not reflect ongoing property operations, including depreciation and amortization of other items not included in FFO, and other non-cash or non-operating gains or losses related to items such as casualty (gains) losses, loan premium accretion and discount amortization, debt extinguishment costs, merger and integration costs, and restructuring costs from the determination of FFO.
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
Set forth below is a reconciliation of net income to FFO and CFFO for the three months ended March 31, 2023 and 2022 (in thousands, except share and per share information):

	For the Three Months Ended March 31, 2023		For the Three Months Ended March 31, 2022
	Amount	Per Share(1)	Amount	Per Share(2)
Funds From Operations (FFO):
Net income	$8,872	$0.04	$76,880	$0.34
Adjustments:
Real estate depreciation and amortization	53,287	0.23	77,943	0.34
Our share of real estate depreciation and amortization from investments in unconsolidated real estate entities	418	—	—	—
Gain on sale of real estate assets net, excluding prepayment gains	(314)	—	(94,712)	(0.42)
FFO	$62,263	$0.27	$60,111	$0.26
Core Funds From Operations (CFFO):
FFO	$62,263	$0.27	$60,111	$0.26
Adjustments:
Other depreciation and amortization	249	—	231	—
Casualty losses (gains), net	151	—	(1,393)	(0.01)
Loan (premium accretion) discount amortization, net	(2,755)	(0.01)	(2,754)	(0.01)
Prepayment (gains) losses on asset dispositions	(670)	—	—	—
Other expense (income)	42	—	(380)	—
Merger and integration costs	—	—	1,895	0.01
Restructuring costs	3,213	0.01	—	—
CFFO	$62,493	$0.27	$57,710	$0.25
(1)Based on 230,186,297 weighted-average shares and units outstanding for the three months ended March 31, 2023.
(2)Based on 227,778,484 weighted-average shares and units outstanding for the three months ended March 31, 2022.

Same-Store Portfolio Net Operating Income
We believe that Net Operating Income (“NOI”), a non-GAAP financial measure, is a useful supplemental measure of our operating performance. We define NOI as total property revenues less total property operating expenses, excluding interest expenses, depreciation and amortization, casualty related costs and gains, property management expenses, general and administrative expense, net gains on sale of assets, merger and integration costs, and restructuring costs. Other REITs may use different methodologies for calculating NOI, and accordingly, our NOI may not be comparable to other REITs. We believe that this measure provides an operating perspective not immediately apparent from GAAP operating income or net income insofar as the measure reflects only operating income and expense at the property level. We use NOI to evaluate performance on a same-store and non same-store basis because NOI measures the core operations of property performance by excluding corporate level expenses, financing expenses, and other items not related to property operating performance and captures trends in rental housing and property operating expenses. However, NOI should only be used as an alternative measure of our financial performance.
Same-Store Properties and Same-Store Portfolio
We review our same-store portfolio at the beginning of each calendar year. Properties are added into the same-store portfolio if they were owned at the beginning of the previous year. Properties that are held-for-sale or have been sold are excluded from the same-store portfolio.
Set forth below is a reconciliation of GAAP net income (loss) to Same-Store Portfolio NOI for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022	% change
Net income (loss)	$8,872	$76,880	(88.5)%
Other revenue	(239)	(385)	(37.9)%
Property management expenses	6,371	5,556	14.7%
General and administrative expenses	8,154	7,928	2.9%
Depreciation and amortization expense	53,536	78,174	(31.5)%
Casualty losses (gains), net	151	(1,393)	(110.8)%
Interest expense	22,124	20,531	7.8%
Gain on sale of real estate assets, net	(985)	(94,712)	(99.0)%
Other income, net	(93)	(443)	(79.0)%
Loss from investments in unconsolidated real estate entities	776	63	1131.7%
Merger and integration costs	—	1,895	(100.0)%
Restructuring costs	3,213	—	100.0%
NOI	101,880	94,094	8.3%
Less: Non same-store portfolio NOI	2,577	2,328	10.7%
Same-store portfolio NOI (a)	$99,303	$91,766	8.2%
(a)Same-Store Portfolio for the three months ended March 31, 2023 and 2022 included 116 properties containing 34,571 units.

Set forth below is Same-Store Portfolio NOI for the three months ended March 31, 2023 and 2022 (in thousands, except per unit data):

	Three Months Ended March 31,(a)
	2023	2022	% change
Revenue:
Rental and other property revenue	$156,813	$145,826	7.5%
Property Operating Expenses
Real estate taxes	19,609	19,390	1.1%
Property insurance	3,191	2,842	12.3%
Personnel expenses	12,013	12,344	(2.7)%
Utilities	8,036	7,464	7.7%
Repairs and maintenance	5,882	4,275	37.6%
Contract services	5,480	4,867	12.6%
Advertising expenses	1,370	1,222	12.1%
Other expenses	1,929	1,656	16.5%
Total property operating expenses	57,510	54,060	6.4%
Net operating income	$99,303	$91,766	8.2%

NOI Margin	63.3%	62.9%	0.4%
Average Occupancy	93.1%	95.3%	(2.2)%

Average effective monthly rent, per unit	$1,530	$1,381	10.8%
(a)Same-Store Portfolio for the three months ended March 31, 2023 and 2022 included 116 properties containing 34,571 units.
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
•the use of our cash and cash equivalents of $12.4 million as of March 31, 2023;
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
Cash Flows
As of March 31, 2023 and 2022, we maintained cash and cash equivalents, and restricted cash of approximately $34.8 million and $50.8 million, respectively. Our cash and cash equivalents were generated from the following activities (dollars in thousands):

	For the Three Months Ended March 31,
	2023	2022
Cash flow provided by operating activities	$46,911	$40,580
Cash flow (used in) provided by investing activities	(19,521)	127,066
Cash flow used in financing activities	(36,574)	(182,557)
Net change in cash and cash equivalents, and restricted cash	(9,184)	(14,911)
Cash and cash equivalents, and restricted cash, beginning of period	44,017	65,671
Cash and cash equivalents, and restricted cash, end of the period	$34,833	$50,760
Our cash inflows from operating activities during the three months ended March 31, 2023 and 2022 were primarily driven by ongoing operations of our properties.
Our cash outflows from investing activities during the three months ended March 31, 2023 were primarily due to $29.0 million of capital expenditures, $13.4 million of investments in unconsolidated real estate entities, and $12.7 million of investments in real estate under development, partially offset by $35.6 million of proceeds from one property disposition. Our cash inflows from investing activities during the three months ended March 31, 2022 were primarily due to $155.6 million of proceeds from four property dispositions and proceeds from insurance claims of $9.9 million, partially offset by $18.6 million of investments in unconsolidated real estate entities, $11.8 million of capital expenditures and $8.0 million of investments in real estate under development.
Our cash outflows from financing activities during the three months ended March 31, 2023 were primarily due to payment of dividends on our common stock and noncontrolling interests of $32.5 million. Our cash outflows from financing activities during the three months ended March 31, 2022 were primarily due to a $176.0 million paydown of the unsecured revolver and $17.1 million payment of dividends on our common stock and noncontrolling interests, partially offset by $16.5 million of new borrowings under our unsecured revolver.
Contractual Commitments
Our 2022 Annual Report on Form 10-K includes a table of contractual commitments. There were no material changes to these commitments since the filing of our Annual Report on Form 10-K.
Off-Balance Sheet Arrangements
There were no off-balance sheet arrangements during the three months ended March 31, 2023 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our interests.
Critical Accounting Estimates and Policies
Our 2022 Annual Report on Form 10-K contains a discussion of our critical accounting policies. Management discusses our critical accounting policies and management’s judgments and estimates with the audit committee of our board of directors. There were no material changes to our critical accounting policies since the filing of our Annual Report on form 10-K.

Item 3.    Quantitative and Qualitative Disclosure About Market Risk.
Our 2022 Annual Report on Form 10-K contains a discussion of qualitative and quantitative market risks. There have been no material changes in quantitative and qualitative market risks during the three months ended March 31, 2023 from the disclosures included in our 2022 Annual Report on Form 10-K.
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
Effective as of March 31, 2023, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation referred to above during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On November 14, 2022, a complaint was filed in the U.S. District Court for the Northern District of Illinois on behalf of putative classes of consumers alleging collusion among RealPage, Inc. (“RealPage”), Greystar Real Estate Partners, LLC, Mid-America Apartment Communities, Inc., Avenue5 Residential, LLC, Equity Residential, Camden Property Trust, Essex Property Trust, Inc., Thrive Communities Management, LLC, Security Properties Inc., B/T Washington, LLC, d/b/a Blanton Turner, and us to fix, raise, maintain, and stabilize multifamily rental housing prices in violation of Section 1 of the Sherman Act. A number of similar putative class action complaints were filed in other federal district courts against these and other defendants allegedly engaged in the leasing of residential rental units. Some of the complaints name us as a defendant and others do not. As of April 10, 2023, all cases have been consolidated in the U.S. District Court for the Middle District of Tennessee. We deny all allegations of wrongdoing and will vigorously defend the action.
Item 1A.    Risk Factors.
There have not been any material changes from the risk factors disclosed in Part 1, Item 1A of our 2022 Annual Report on Form 10-K.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
During the three months ended March 31, 2023, holders of IROP units exchanged 144,600 units for 144,600 shares of our common stock. The exchange of units for shares and the issuance of shares is exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act. As of March 31, 2023, 5,946,571 IROP units held by unaffiliated third parties remained outstanding.
During the three months ended March 31, 2023, we withheld shares of common stock to satisfy employee tax withholding obligations payable upon the vesting of restricted common stock awards as follow:

Period	Total Number of Shares Purchased	Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 2023	4,694	$17.68	—	$250,000
February 2023	—	—	—	250,000
March 2023	31,415	16.31	—	250,000
Total	36,109	$16.49	—
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

2.1
Agreement and Plan of Merger, dated as of July 26, 2021, by and among Independence Realty Trust, Inc., Independence Realty Operating Partnership, LP, IRSTAR Sub, LLC, LLC, Steadfast Apartment REIT, Inc. and Steadfast Apartment REIT Operating Partnership, L.P., incorporated by reference to Exhibit 2.1 to IRT’s Current Report on Form 8-K filed on July 26, 2021.*

3.2
Independence Realty Trust, Inc. Amended and Restated Bylaws dated as of February 22, 2023, incorporated by reference to Exhibit 3.2 to IRT’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

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

101
iXBRL (Inline eXtensible Business Reporting Language). The following materials, formatted in iXBRL: (i) Condensed Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2023 and 2022, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2023 and 2022, (iv) Condensed Consolidated Statements of Changes in Equity for the three months ended March 31, 2023 and 2022, (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2023 and 2022 and (vi) notes to the condensed consolidated financial statements as of March 31, 2023.

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

Independence Realty Trust, Inc.

Date: April 28, 2023	By:	/s/ SCOTT F. SCHAEFFER
Scott F. Schaeffer
Chair of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: April 28, 2023	By:	/s/ JAMES J. SEBRA
James J. Sebra
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: April 28, 2023	By:	/s/ JASON R. DELOZIER
Jason R. Delozier
Chief Accounting Officer
(Principal Accounting Officer)