Form 10-Q
period 2023-06-30
INDEPENDENCE REALTY TRUST, INC.
filed 2023-07-27
CIK 1466085

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 21, 2023 there were 224,708,186 shares of the Registrant’s common stock issued and outstanding.

INDEPENDENCE REALTY TRUST, INC.

PART I—FINANCIAL INFORMATION
Item 1.    Financial Statements
Independence Realty Trust, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited and dollars in thousands, except share and per share data)

	As of June 30, 2023	As of December 31, 2022
ASSETS:
Investments in real estate:
Investments in real estate, at cost	$6,610,233	$6,615,243
Accumulated depreciation	(519,680)	(425,034)
Investments in real estate, net	6,090,553	6,190,209
Real estate held for sale	86,576	35,777
Investments in real estate under development	121,733	105,518
Cash and cash equivalents	14,349	16,084
Restricted cash	28,163	27,933
Investments in unconsolidated real estate entities	99,968	80,220
Other assets	31,799	34,846
Derivative assets	44,259	41,109
Intangible assets, net of accumulated amortization of $0 and $700, respectively	—	399
Total Assets	$6,517,400	$6,532,095
LIABILITIES AND EQUITY:
Indebtedness, net	$2,609,903	$2,631,645
Indebtedness associated with real estate held for sale	40,902	—
Accounts payable and accrued expenses	115,664	109,677
Accrued interest payable	7,986	7,713
Dividends payable	36,856	32,189
Other liabilities	11,172	13,004
Total Liabilities	2,822,483	2,794,228
Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized, 0 and 0 shares issued and outstanding, respectively	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized, 224,697,889 and 224,064,940 shares issued and outstanding, including 293,429 and 232,134 unvested restricted common share awards, respectively	2,247	2,241
Additional paid-in capital	3,754,839	3,751,056
Accumulated other comprehensive income	38,823	35,102
Accumulated deficit	(239,972)	(191,735)
Total stockholders’ equity	3,555,937	3,596,664
Noncontrolling interests	138,980	141,203
Total Equity	3,694,917	3,737,867
Total Liabilities and Equity	$6,517,400	$6,532,095
The accompanying notes are an integral part of these condensed consolidated financial statements.

Independence Realty Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited and dollars in thousands, except share and per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
REVENUE:
Rental and other property revenue	$163,601	$154,643	$324,736	$304,621
Other revenue	354	120	594	505
Total revenue	163,955	154,763	325,330	305,126
EXPENSES:
Property operating expenses	62,071	58,976	121,327	114,858
Property management expenses	6,818	6,139	13,189	11,696
General and administrative expenses	5,910	6,968	14,063	14,896
Depreciation and amortization expense	53,984	72,793	107,520	150,966
Casualty losses (gains), net	680	(5,592)	831	(6,985)
Total expenses	129,463	139,284	256,930	285,431
Interest expense	(22,227)	(20,994)	(44,351)	(41,525)
Gain on sale of real estate assets, net	—	—	985	94,712
Merger and integration costs	—	(1,307)	—	(3,202)
Other (loss) income, net	(72)	294	21	736
Loss from investments in unconsolidated real estate entities	(1,205)	(871)	(1,981)	(934)
Restructuring costs	—	—	(3,213)	—
Net income (loss):	10,988	(7,399)	19,861	69,482
(Income) loss allocated to noncontrolling interest	(279)	194	(503)	(2,087)
Net income (loss) allocable to common shares	$10,709	$(7,205)	$19,358	$67,395
Earnings (loss) per share:
Basic	$0.05	$(0.03)	$0.09	$0.30
Diluted	$0.05	$(0.03)	$0.09	$0.30
Weighted-average shares:
Basic	224,422,515	221,164,284	224,325,246	220,982,714
Diluted	225,073,890	221,164,284	225,088,261	222,033,857
The accompanying notes are an integral part of these condensed consolidated financial statements.

Independence Realty Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited and dollars in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Net income (loss)	$10,988	$(7,399)	$19,861	$69,482
Other comprehensive income (loss):
Change in fair value of interest rate hedges	9,336	10,169	(4,333)	34,879
Realized gains (losses) on interest rate hedges reclassified to earnings	4,749	(1,502)	8,126	(3,622)
Total other comprehensive income	14,085	8,667	3,793	31,257
Comprehensive income before allocation to noncontrolling interests	25,073	1,268	23,654	100,739
Allocation to noncontrolling interests	(642)	(1)	(576)	(2,974)
Comprehensive income	$24,431	$1,267	$23,078	$97,765
The accompanying notes are an integral part of these condensed consolidated financial statements.

Independence Realty Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Equity
(Unaudited and dollars in thousands, except share information)

	Common Shares	Par Value Common Shares	Additional Paid In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2022	224,064,940	$2,241	$3,751,056	$35,102	$(191,735)	$3,596,664	$141,203	$3,737,867
Net income	—	—	—	—	8,648	8,648	224	8,872
Common dividends declared ($0.14 per share)	—	—	—	—	(31,688)	(31,688)	—	(31,688)
Other comprehensive loss	—	—	—	(10,001)	—	(10,001)	(289)	(10,290)
Stock compensation	383,439	4	4,774	—	—	4,778	—	4,778
Repurchase of shares related to equity award tax withholding	(36,109)	—	(3,757)	—	—	(3,757)	—	(3,757)
Conversion of noncontrolling interest to common shares	144,600	1	1,014	—	—	1,015	(1,015)	—
Issuance of common shares, net	—	—	(13)	—	—	(13)	—	(13)
Distribution to noncontrolling interest declared ($0.14 per unit)	—	—	—	—	—	—	(834)	(834)
Balance, March 31, 2023	224,556,870	$2,246	$3,753,074	$25,101	$(214,775)	$3,565,646	$139,289	$3,704,935
Net income	—	—	—	—	10,709	10,709	279	10,988
Common dividends declared ($0.16 per share)	—	—	—	—	(35,906)	(35,906)	—	(35,906)
Other comprehensive income	—	—	—	13,722	—	13,722	363	14,085
Stock compensation	142,206	1	1,784	—	—	1,785	—	1,785
Repurchase of shares related to equity award tax withholding	(1,187)	—	(19)	—	—	(19)	—	(19)
Distribution to noncontrolling interest declared ($0.16 per unit)	—	—	—	—	—	—	(951)	(951)
Balance, June 30, 2023	224,697,889	$2,247	$3,754,839	$38,823	$(239,972)	$3,555,937	$138,980	$3,694,917

Independence Realty Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Equity
(Unaudited and dollars in thousands, except share information)

	Common Shares	Par Value Common Shares	Additional Paid In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2021	220,753,735	$2,208	$3,678,903	$(11,940)	$(188,410)	$3,480,761	$161,315	$3,642,076
Net income	—	—	—	—	74,600	74,600	2,280	76,880
Common dividends declared ($0.12 per share)	—	—	—	—	(26,833)	(26,833)	—	(26,833)
Other comprehensive income	—	—	—	21,898	—	21,898	692	22,590
Stock compensation	395,029	3	3,535	—	—	3,538	—	3,538
Repurchase of shares related to equity award tax withholding	(48,452)	—	(3,183)	—	—	(3,183)	—	(3,183)
Conversion of noncontrolling interest to common shares	10,848	—	68	—	—	68	(68)	—
Issuance of common shares, net	51,498	1	(845)	—	—	(844)	—	(844)
Distribution to noncontrolling interest declared ($0.12 per unit)	—	—	—	—	—	—	(837)	(837)
Balance, March 31, 2022	221,162,658	$2,212	$3,678,478	$9,958	$(140,643)	$3,550,005	$163,382	$3,713,387
Net loss	—	—	—	—	(7,205)	(7,205)	(194)	(7,399)
Common dividends declared ($0.14 per share)	—	—	—	—	(31,054)	(31,054)	—	(31,054)
Other comprehensive income	—	—	—	8,472	—	8,472	195	8,667
Stock compensation	19,297	—	1,715	—	—	1,715	—	1,715
Repurchase of shares related to equity award tax withholding	(1,496)	—	(2,698)	—	—	(2,698)	—	(2,698)
Issuance of common shares, net	—	—	(116)	—	—	(116)	—	(116)
Conversion of noncontrolling interest to common shares	879,821	9	21,384	—	—	21,393	(21,393)	—
Distribution to noncontrolling interest declared ($0.14 per unit)	—	—	—	—	—	—	(852)	(852)
Balance, June 30, 2022	222,060,280	$2,221	$3,698,763	$18,430	$(178,902)	$3,540,512	$141,138	$3,681,650

The accompanying notes are an integral part of these condensed consolidated financial statements

Independence Realty Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited and dollars in thousands)

	For the Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income	$19,861	$69,482
Adjustments to reconcile net income to cash flow from operating activities:
Depreciation and amortization	107,520	150,966
Accretion of loan discounts and premiums, net	(5,493)	(5,495)
Amortization of deferred financing costs, net	1,763	1,824
Stock compensation expense	6,462	5,178
Gain on sale of real estate assets, net	(985)	(94,712)
Amortization related to derivative instruments	644	634
Casualty losses (gains), net	831	(6,985)
Equity in loss from investments in unconsolidated real estate entities	1,981	934
Other loss (income)	891	(736)
Changes in assets and liabilities:
Other assets	4,186	6,829
Accounts payable and accrued expenses	(9,308)	(13,775)
Accrued interest payable	273	(284)
Other liabilities	(1,432)	(2,273)
Cash flow provided by operating activities	127,194	111,587
Cash flows from investing activities:
Acquisition of real estate properties	—	(25,957)
Investments in unconsolidated real estate entities	(21,729)	(33,519)
Return of investment in unconsolidated real estate entities	—	3,406
Disposition of real estate properties, net	35,557	155,639
Capital expenditures	(67,199)	(29,139)
Additions to real estate under development	(30,588)	(20,723)
Proceeds from insurance claims	—	15,462
Cash flow (used in) provided by investing activities	(83,959)	65,169
Cash flows from financing activities:
Costs from issuance of common stock, net	(13)	(960)
Proceeds from unsecured credit facility and term loans	125,000	81,000
Unsecured credit facility, secured credit facility and term loan repayments	(97,513)	(226,000)
Mortgage principal repayments	(3,666)	(3,680)
Payments for deferred financing costs	(60)	(49)
Distributions on common stock	(63,026)	(43,425)
Distributions to noncontrolling interests	(1,686)	(1,037)
Repurchase of shares related to equity award tax withholding	(3,776)	(5,881)
Cash flow used in financing activities	(44,740)	(200,032)
Net change in cash and cash equivalents, and restricted cash	(1,505)	(23,276)
Cash and cash equivalents, and restricted cash, beginning of period	44,017	65,671
Cash and cash equivalents, and restricted cash, end of the period	$42,512	$42,395

Reconciliation of cash, cash equivalents, and restricted cash to the Condensed Consolidated Balance Sheets
Cash and cash equivalents	$14,349	$11,378
Restricted cash	28,163	31,017
Total cash, cash equivalents, and restricted cash, end of period	$42,512	$42,395

The accompanying notes are an integral part of these condensed consolidated financial statements

Independence Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
June 30, 2023
(Unaudited and dollars in thousands, except share and per share data)

NOTE 1: Organization
Independence Realty Trust, Inc. (“IRT”), is a self-administered and self-managed Maryland real estate investment trust (“REIT”) which was formed on March 26, 2009. Our primary purposes are to acquire, own, operate, improve and manage multifamily apartment communities in non-gateway markets. As of June 30, 2023, we owned and operated 119 (unaudited) multifamily apartment properties that contain 35,249 (unaudited) units across non-gateway U.S. markets including Atlanta, Columbus, Dallas, Denver, Houston, Indianapolis, Nashville, Oklahoma City, Raleigh-Durham, and Tampa. In addition, as of June 30, 2023, we owned two investments in real estate under development in Denver, Colorado and owned interests in five unconsolidated joint ventures, four that are developing multifamily apartment communities and one that is an operating property. We own all of our assets and conduct substantially all of our operations through Independence Realty Operating Partnership, LP (“IROP”), of which we are the sole general partner.
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
June 30, 2023
(Unaudited and dollars in thousands, except share and per share data)

e. Restricted Cash
Restricted cash includes escrows of our funds held by lenders to fund certain expenditures, such as real estate taxes and insurance, or to be released at our discretion upon the occurrence of certain pre-specified events. As of June 30, 2023 and December 31, 2022, we had $28,163 and $27,933, respectively, of restricted cash.
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
The aggregate value of in-place leases is determined by evaluating various factors, including the terms of the leases that are in place and assumed lease-up periods. The value assigned to these intangible assets is amortized over the assumed lease up period, typically six months. During the three and six months ended June 30, 2023 we did not acquire any in-place leases. During the three and six months ended June 30, 2022 we acquired in-place leases of $37 related to our acquisition of real estate from one of our unconsolidated joint ventures. For the three and six months ended June 30, 2023, we recorded $0 and $399, respectively, of amortization for intangible assets. For the three and six months ended June 30, 2022, we recorded $24,206 and $53,288, respectively, of amortization for intangible assets. For the three and six months ended June 30, 2023, we wrote-off fully amortized intangible assets of $0 and $1,099, respectively. For each of the three and six months ended June 30, 2022, we wrote-off fully amortized intangible assets of $58,048.
Business Combinations
For properties we acquire or transactions we enter into that are accounted for as business combinations, we apply the acquisition method of accounting under ASC 805, which requires the identification of the acquiror, the determination of the acquisition date, and the recognition and measurement, at fair value, of the assets acquired and liabilities assumed. To the extent that the fair value of net assets acquired differs from the fair value of consideration paid, ASC 805 requires the recognition of goodwill or a gain from a bargain purchase price, if any. Our merger with Steadfast Apartment REIT, Inc. on December 16, 2021 was accounted for as a business combination. For the three and six months ended June 30, 2022, we incurred merger and integration costs of $1,307 and $3,202, respectively. These amounts were expensed as incurred, and are included in the condensed consolidated statements of operations in the item titled “Merger and integration costs”, and primarily consist of technology migration and implementation, consulting and professional fees. We incurred no merger and integration costs for the three and six months ended June 30, 2023.

Independence Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
June 30, 2023
(Unaudited and dollars in thousands, except share and per share data)

Impairment of Long-Lived Assets
Management evaluates the recoverability of our investments in real estate assets, including related identifiable intangible assets, in accordance with FASB ASC Topic 360, “Property, Plant and Equipment”. This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that recoverability of the assets is not assured.
Management reviews our long-lived assets on an ongoing basis and evaluates the recoverability of the carrying value when there is an indicator of impairment. An impairment charge is recorded when it is determined that the carrying value of the asset exceeds the fair value. The estimated cash flows used for the impairment analysis and the determination of estimated fair value are based on our plans for the respective assets (e.g., hold period) and our views of market and economic conditions. The estimates consider matters such as current and historical rental rates, occupancies for the respective and/or comparable properties, and recent sales data for comparable properties. Changes in estimated future cash flows due to changes in our plans or views of market and economic conditions could result in recognition of impairment losses, which, under the applicable accounting guidance, could be substantial. For the three and six months ended June 30, 2023 and 2022, we did not incur an impairment charge.
Depreciation Expense
Depreciation expense for real estate assets is computed using a straight-line method based on a life of 40 years for buildings and improvements and five to ten years for furniture, fixtures, and equipment. For the three and six months ended June 30, 2023, we recorded $53,700 and $106,587 of depreciation expense, respectively. For the three and six months ended June 30, 2022, we recorded $48,092 and $96,954 of depreciation expense, respectively. During the three and six months ended June 30, 2023, we wrote-off fully depreciated fixed assets of $5,114 and $8,033, respectively. During the three and six months ended June 30, 2022, we wrote-off fully depreciated fixed assets of $1,932 and $3,092, respectively.
Casualty Related Costs
Occasionally, we incur losses at our communities from wind storms, floods, fires and similar hazards. Sometimes, a portion of these losses are not fully covered by our insurance policies due to deductibles. In these cases, we estimate the carrying value of the damaged property and record a casualty loss for the difference between the estimated carrying value and the insurance proceeds. Any amount of insurance recovery in excess of the amount of the losses incurred is considered a gain contingency and is recorded in casualty losses (gains), net when the proceeds are received. During the three and six months ended June 30, 2023, we recorded $680 and $831 of net casualty losses, respectively. During the three and six months ended June 30, 2022, we recorded $5,592 and $6,985 of net casualty gains, respectively.
g. Investments in Real Estate Under Development
We capitalize direct and indirect project costs incurred during the development period such as construction, insurance, architectural, legal, interest costs, and real estate taxes. At such time as the development is considered substantially complete, the capitalization of certain indirect costs such as real estate taxes, interest costs, and all project-related costs in real estate under development are reclassified to investments in real estate. For the three and six months ended June 30, 2023, we recorded $1,715 and $3,168, respectively, of capitalized interest expense, on our investments in real estate under development. For the three and six months ended June 30, 2022, we recorded $486 and $786, respectively, of capitalized interest expense, on our investments in real estate under development.
As of June 30, 2023 and December 31, 2022, the carrying value of our two investments in real estate under development in Denver, Colorado totaled $121,733 and $105,518, respectively, net of $19,372 and $0 placed in service, respectively, and was recorded as a separate line item in our condensed consolidated balance sheets.
h. Investments in Unconsolidated Real Estate Entities
We have entered into joint ventures with unrelated third parties to acquire, develop, own, operate, and manage real estate assets. Our joint ventures are funded with a combination of debt and equity. We will consolidate entities that we

Independence Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
June 30, 2023
(Unaudited and dollars in thousands, except share and per share data)

control as well as any variable interest entity ("VIE") where we are the primary beneficiary. Under the VIE model, we will consolidate an entity when we have the ability to direct the activities of the VIE and the obligations to absorb losses or the right to receive benefits that could potentially be significant to the VIE. Under the voting model, we consolidate an entity when we control the entity through ownership of a majority voting interest. We separately analyzed the initial accounting for each of our investments in unconsolidated real estate entities and concluded that each is a voting interest entity and is not a VIE. Our equity interest varies for each joint venture between 50% and 90% but, in each case, we share control of the major decisions that most significantly impact the joint ventures with our partners. Since we do not control the joint venture through our ownership interest, they are accounted for under the equity method of accounting, and are included in investments in unconsolidated real estate entities on the condensed consolidated balance sheets. Under the equity method of accounting, the investments are carried at cost plus our share of net earnings or losses. For the three months ended June 30, 2023, we recorded $1,089 and $2,095 of capitalized interest expense, on our investments in unconsolidated real estate entities in our condensed consolidated balance sheets. For the three months ended June 30, 2022, we recorded $276 and $486 of capitalized interest expense, on our investments in unconsolidated real estate entities in our condensed consolidated balance sheets.
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
j. Derivative Instruments
We may use derivative financial instruments to hedge all or a portion of the interest rate risk associated with our borrowings. The principal objective of such arrangements is to minimize the risks and/or costs associated with our operating and financial structure, as well as to hedge specific anticipated transactions. While these instruments may impact our periodic cash flows, they benefit us by minimizing the risks and/or costs previously described. The counterparties to these contractual arrangements are major financial institutions with which we, and our affiliates, may also have other financial relationships. In the event of nonperformance by the counterparties, we are potentially exposed to credit loss. However, because of the high credit ratings of the counterparties, we do not anticipate that any of the counterparties will fail to meet their obligations.
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
June 30, 2023
(Unaudited and dollars in thousands, except share and per share data)

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
FASB ASC Topic 825, “Financial Instruments” requires disclosure of the fair value of financial instruments for which it is practicable to estimate that value. Given that cash and cash equivalents and restricted cash are short term in nature with limited fair value volatility, the carrying amount is deemed to be a reasonable approximation of fair value and the fair value input is classified as a Level 1 fair value measurement. The fair value input for derivatives is classified as a Level 2 fair value measurement within the fair value hierarchy. The fair value of our unsecured credit facility, term loans, and mortgage indebtedness is based on a discounted cash flows valuation technique. As this technique utilizes current credit spreads, which are generally unobservable, this is classified as a Level 3 fair value measurement within the fair value hierarchy. We determine appropriate credit spreads based on the type of debt and its maturity. There were no transfers between levels in the fair value hierarchy for the six months ended June 30, 2023. The following table summarizes the carrying amount and the fair value of our financial instruments as of the periods indicated:

Independence Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
June 30, 2023
(Unaudited and dollars in thousands, except share and per share data)

	As of June 30, 2023		As of December 31, 2022
Financial Instrument	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Cash and cash equivalents	$14,349	$14,349	$16,084	$16,084
Restricted cash	28,163	28,163	27,933	27,933
Derivative assets	44,259	44,259	41,109	41,109

Liabilities
Debt:
Unsecured Revolver	210,106	212,631	164,283	169,842
Unsecured Term loans	597,237	602,528	596,612	611,265
Secured credit facilities	639,280	574,716	660,542	580,332
Mortgages (1)	1,204,182	1,094,323	1,210,208	1,088,579
(1)Includes indebtedness associated with real estate held for sale.
l. Deferred Financing Costs
Under the effective interest method, costs incurred in connection with debt financing are deferred and classified within indebtedness and charged to interest expense over the terms of the related debt agreements.
m. Office Leases
In accordance with FASB ASC Topic 842, “Leases”, lessees are required to recognize a right-of-use asset and a lease liability on the balance sheet at the lease commencement date for all leases, except those leases with terms of less than a year. We lease corporate office space under leases with terms of up to 10 years and that may include extension options, but that do not include any residual value guarantees or restrictive covenants. As of June 30, 2023 and December 31, 2022, we had $2,748 and $3,079, respectively, of operating lease right-of-use assets and $3,061 and $3,401, respectively, of operating lease liabilities related to our corporate office leases. The operating lease right-of-use assets are presented within other assets and the operating lease liabilities are presented within other liabilities in our condensed consolidated balance sheets. During the three and six months ended June 30, 2023, we recorded $202 and $412, respectively, of total operating lease expense which was recorded within property management expenses and general and administrative expenses in our condensed consolidated statements of operations. During the three and six months ended June 30, 2022, we recorded $383 and $844, respectively, of total operating lease expense which was recorded within property management expenses and general and administrative expenses in our condensed consolidated statements of operations.
n. Income Taxes
We have elected to be taxed as a REIT. Accordingly, we recorded no income tax expense for the three and six months ended June 30, 2023 and 2022.
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

Independence Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
June 30, 2023
(Unaudited and dollars in thousands, except share and per share data)

o. Employee Retention Credit
Under the terms of the March 27, 2020 Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), we were eligible and applied for assistance in the form of a refundable employee retention credit. Since applicable GAAP guidance is limited, we adopted an accounting policy, in accordance with GAAP, by analogizing to International Accounting Standard 20 “Accounting for Government Grants” to recognize employee retention credits as a reimbursement of payroll related expenses within property operating expenses, property management expenses, and general and administrative expenses in our condensed consolidated statements of operations. During the six months ended December 31, 2022, we received employee retention credit refunds totaling $6,238 and recognized $3,006 in reimbursements of previously paid employer payroll taxes and retention costs in our condensed consolidated statements of operations. The remainder is included in accounts payable and accrued expenses in our condensed consolidated balance sheets and will be recognized on a systematic basis through December 2023 as a reimbursement of payroll related expenses attributable to off-cycle compensation increases awarded to employees beginning in July 2022 and intended to support employee retention during the pandemic and its ongoing effect on the macroeconomic environment. During the three and six months ended June 30, 2023, we recognized reimbursements of payroll related expenses of $788 and $1,576, respectively, in property operating expenses, $195 and $390, respectively, in property management expenses and $74 and $147, respectively, in general and administrative expenses.
p. Restructuring Costs
During the three months ended March 31, 2023, we reorganized certain departments in the organization impacting a limited number of employees. The impacted employees were provided severance packages that included cash severance payments and the accelerated vesting of performance share units and restricted stock awards, as applicable. In accordance with ASC 712 “Compensation – Nonretirement Postemployment Benefits”, we recognized the full amount of restructuring costs of $3,213 during the three months ended March 31, 2023, which was presented in the restructuring costs line on the condensed consolidated statement of operations. No restructuring costs were recognized during the three months ended June 30, 2023.
q. Recent Accounting Pronouncements
Below is a brief description of recent accounting pronouncements that could have a material effect on our condensed consolidated financial statements.
Adopted Within these Condensed Consolidated Financial Statements
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
In December 2022, the FASB issued ASU 2022-06, Deferral of the Sunset Date of Topic 848 (“ASU 2022-06”) which was issued to defer the sunset date of Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform to December 31, 2024. ASU 2022-06 is effective immediately for all companies. ASU 2022-06 has no impact on the Company’s condensed consolidated financial statements for the three and six months ended June 30, 2023. R

Independence Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
June 30, 2023
(Unaudited and dollars in thousands, except share and per share data)

NOTE 3: Investments in Real Estate
As of June 30, 2023, our investments in real estate consisted of 119 apartment properties (unaudited) that contain 35,249 units (unaudited). The following table summarizes our investments in real estate, excluding one property we classified as held for sale:

	As of June 30, 2023	As of December 31, 2022	Depreciable Lives (In years)
Land	$575,936	$579,094	—
Building	5,631,952	5,695,711	40
Furniture, fixtures and equipment	402,345	340,438	5-10
Total investments in real estate	$6,610,233	$6,615,243
Accumulated depreciation	(519,680)	(425,034)
Investments in real estate, net	$6,090,553	$6,190,209
As of June 30, 2023, we owned one property, The Meadows at River Run, with 374 units (unaudited) in Chicago, Illinois that we classified as held for sale. We expect the sale to close in the second half of 2023. In connection with the sale of this property we expect to extinguish $40,033 of mortgage debt.
Dispositions
On February 28, 2023, we sold Eagle Lake Landing apartments located in Indianapolis, Indiana for $37,300 and recognized a gain on sale of $985.
NOTE 4: Investments in Unconsolidated Real Estate
As of June 30, 2023, our investments in unconsolidated real estate entities had aggregate land, building, and construction in progress costs capitalized of $273,921 and aggregate construction debt of $143,638. We do not guarantee any debt, capital payout or other obligations associated with our joint ventures. We recognize earnings or losses from our investments in unconsolidated real estate entities consisting of our proportionate share of the net earnings or losses of the joint ventures. We recognized losses of $1,205 and $1,981, respectively, from equity method investments during the three and six months ended June 30, 2023 and $871 and $934, respectively, during the three and six months ended June 30, 2022, and these losses were recorded in loss from investments in unconsolidated real estate entities in our condensed consolidated statements of operations.
The following table summarizes our investments in unconsolidated real estate entities as of June 30, 2023 and December 31, 2022:

				Carrying Value As Of
Investments in Unconsolidated Real Estate Entities	Location	Units (1) (Unaudited)	IRT Ownership Interest	June 30, 2023	December 31, 2022
Metropolis at Innsbrook (2)	Richmond, VA	402	84.8%	$18,395	$17,331
Views of Music City II/The Crockett (3)	Nashville, TN	408	50.0%	11,555	11,363
Virtuoso (4)	Huntsville, AL	178	90.0%	12,860	14,422
Lakeline Station	Austin, TX	378	90.0%	31,061	25,292
The Mustang	Dallas, TX	275	85.0%	26,097	11,812
Total		1,641		$99,968	$80,220
(1)Represents the total number of units after development is complete and each property is placed in service.
(2)Operations commenced during the three months ended June 30, 2023 with 172 units (unaudited) placed in service. The remaining 230 units (unaudited) will be placed in service throughout the second half of 2023.

Independence Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
June 30, 2023
(Unaudited and dollars in thousands, except share and per share data)

(3)As of June 30, 2023, all 199 units (unaudited) at The Crockett were complete and had ongoing operations. We have one year from the delivery date to exercise our purchase option on The Crockett.
(4)As of June 30, 2023, all 178 units (unaudited) at the Virtuoso investment’s development were complete and had ongoing operations.
NOTE 5: Indebtedness
The following tables contain summary information concerning our consolidated indebtedness as of June 30, 2023:

Debt:	Outstanding Principal	Unamortized Debt Issuance Costs	Unamortized Loan (Discount)/Premiums	Carrying Amount	Type	Weighted Average Rate (4)	Weighted Average Maturity (in years)
Unsecured revolver (1)	$211,478	$(1,372)	$—	$210,106	Floating	6.3%	2.6
Unsecured term loans	600,000	(2,763)	—	597,237	Floating	6.2%	4.0
Secured credit facilities (2)	617,114	(2,249)	24,415	639,280	Floating/Fixed	4.3%	5.4
Mortgages (3)	1,181,581	(6,504)	29,105	1,204,182	Fixed	3.9%	4.7
Total Debt	$2,610,173	$(12,888)	$53,520	$2,650,805		4.7%	4.5
(1)The unsecured revolver total capacity is $500,000, of which $211,478 was outstanding as of June 30, 2023.
(2)The secured credit facilities include the PNC secured credit facility ("PNC MCFA") and the Newmark secured credit facility ("Newmark MCFA") of which $76,248 and $540,866 was outstanding as of June 30, 2023, respectively.
(3)Includes indebtedness associated with real estate held for sale.
(4)Represents the weighted average of the contractual interest rates in effect as of quarter end without regard to any interest rate swaps or collars. Our total weighted average effective interest rate for the three months ended June 30, 2023, after giving effect to the impact of interest rate swaps and collars, and excluding the impact of loan premium amortization, discount accretion, and interest capitalization was 4.2%.
The following table contains summary information concerning our consolidated indebtedness as of June 30, 2023:

	Scheduled maturities on our indebtedness outstanding as of June 30, 2023
Debt:	2023	2024	2025	2026	2027	Thereafter
Unsecured revolver	$—	$—	$—	$211,478	$—	$—
Unsecured term loans	—	—	—	200,000	—	400,000
Secured credit facilities	—	—	3,525	10,493	11,462	591,634
Mortgages (1)	7,262	69,014	173,363	144,289	15,946	771,707
Total	$7,262	$69,014	$176,888	$566,260	$27,408	$1,763,341
(1)Includes indebtedness associated with real estate held for sale.

Independence Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
June 30, 2023
(Unaudited and dollars in thousands, except share and per share data)

The following table contains summary information concerning our consolidated indebtedness as of December 31, 2022:

Debt:	Outstanding Principal	Unamortized Debt Issuance Costs	Unamortized Loan (Discount)/Premiums	Carrying Amount	Type	Weighted Average Rate (4)	Weighted Average Maturity (in years)
Unsecured revolver (1)	$165,978	$(1,695)	$—	$164,283	Floating	4.9%	3.1
Unsecured term loans	600,000	(3,388)	—	596,612	Floating	5.1%	4.5
Secured credit facilities (2)	635,128	(2,256)	27,670	660,542	Floating/Fixed	4.3%	5.9
Mortgages (3)	1,185,246	(7,305)	32,267	1,210,208	Fixed	3.9%	5.2
Total Debt	$2,586,352	$(14,644)	$59,937	$2,631,645		4.5%	5.1
(1)The unsecured revolver total capacity was $500,000, of which $165,978 was outstanding as of December 31, 2022.
(2)The secured credit facilities include the PNC MCFA and the Newmark MCFA of which $76,248 and $558,880 was outstanding as of December 31, 2022, respectively.
(3)Includes indebtedness associated with real estate held for sale.
(4)Represents the weighted average of the contractual interest rates in effect as of quarter end without regard to any interest rate swaps or collars. Our total weighted average effective interest rate as of the year ended December 31, 2022, after giving effect to the impact of interest rate swaps and collars, and excluding the impact of loan premium amortization and discount accretion was 4.1%.
As of June 30, 2023, we were in compliance with all financial covenants contained in the documents governing our indebtedness.
NOTE 6: Derivative Financial Instruments
The following table summarizes the aggregate notional amounts and estimated net fair values of our derivative instruments as of June 30, 2023 and December 31, 2022:

	As of June 30, 2023			As of December 31, 2022
	Notional	Fair Value of Assets	Fair Value of Liabilities	Notional	Fair Value of Assets	Fair Value of Liabilities
Cash flow hedges:
Interest rate swaps	$500,000	$29,567	$—	$300,000	$26,099	$—
Interest rate collars	250,000	6,638	—	250,000	8,317	—
Forward interest rate collars	200,000	8,054	—	200,000	6,693	—
Total	$950,000	$44,259	—	$750,000	$41,109	$—
Effective interest rate swaps and caps are reported in accumulated other comprehensive income, and the fair value of these hedge agreements is recorded as derivative assets or liabilities on the face of our condensed consolidated balance sheets.
For our interest rate swaps and collars that are considered highly effective hedges, we reclassified realized gains of $4,749 and $8,126 to earnings within interest expense for the three and six months ended June 30, 2023, and we expect gains of $20,261 to be reclassified out of accumulated other comprehensive (loss) income to earnings over the next 12 months. For the three and six months ended June 30, 2022, we reclassified realized losses of $1,502 and $3,622 to earnings within interest expense.

Independence Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
June 30, 2023
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
NOTE 7: Stockholders' Equity and Noncontrolling Interests
Stockholders’ Equity
On May 10, 2023, our board of directors declared a dividend of $0.16 per share on our common stock, which was paid on July 21, 2023 to common stockholders of record as of June 30, 2023.
On March 14, 2023, our board of directors declared a dividend of $0.14 per share on our common stock, which was paid on April 21, 2023 to common stockholders of record as of March 31, 2023.
On May 18, 2022, our Board of Directors authorized a common stock repurchase program (the "Stock Repurchase Program") covering up to $250,000 in shares of our common stock. Under the Stock Repurchase Program, we, in our discretion, may purchase our shares from time to time in the open market or in privately negotiated transactions. The amount and timing of the purchases will depend on a number of factors, including the price and availability of our shares, trading volumes and general market conditions. The Stock Repurchase Program has no time limit and may be suspended or discontinued at any time. During the three and six months ended June 30, 2023, and 2022, we had no repurchases of shares under the Stock Repurchase Program. As of June 30, 2023, we had $250,000 in shares of our common stock remaining authorized for purchase under the Stock Repurchase Program.
On November 13, 2020, we entered into an equity distribution agreement pursuant to which we may have from time to time offered and sold shares of our common stock under our previous shelf registration statement having an aggregate offering price of up to $150,000 (the “Previous ATM Program”) in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended (the "Securities Act"). Under the Previous ATM Program, we may also have entered into one or more forward sale transactions for the sale of shares of our common stock on a forward basis. There were no forward sale transactions that had not settled as of June 30, 2023 and no shares of our common stock were sold under the Previous ATM Program in the six months ended June 30, 2023.
On June 14, 2023, we replaced our previous shelf registration statement with our new shelf registration statement. Subject to market conditions, we intend to implement a new ATM program under the new shelf registration statement that would provide for offers and sales of shares of our common stock (including potentially on a forward sale basis) under our new shelf registration statement in negotiated transactions or transactions that are deemed to be "at the market" offerings as defined in Rule 415 under the Securities Act.
Noncontrolling Interest
During the three and six months ended June 30, 2023, holders of IROP units exchanged 0 and 144,600 units for 0 and 144,600 shares of our common stock, respectively. As of June 30, 2023, 5,946,571 IROP units held by unaffiliated third parties remain outstanding.
On May 10, 2023, our board of directors declared a dividend of $0.16 per IROP unit, which was paid on July 21, 2023 to IROP unit holders of record as of June 30, 2023.
On March 14, 2023, our board of directors declared a dividend of $0.14 per IROP unit, which was paid on April 21, 2023 to IROP unit holders of record as of March 31, 2023.

Independence Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
June 30, 2023
(Unaudited and dollars in thousands, except share and per share data)

NOTE 8: Equity Compensation Plans
Long Term Incentive Plan
On May 18, 2022, our stockholders approved our 2022 Long Term Incentive Plan (the "Incentive Plan") which provides for grants of equity and equity-based awards to our employees, officers, directors, consultants and other service providers, and such awards may take the form of restricted or unrestricted shares of common stock, non-qualified stock options, incentive stock options, restricted stock units (“RSUs"), stock appreciation rights, dividend equivalents and other equity and cash-based awards. A maximum of 8,000,000 shares of our common stock (plus up to an additional 1,280,610 shares of our common stock, to the extent that shares subject to outstanding awards under the 2016 Long Term Incentive Plan, (the "Prior Plan") are recycled into the 2022 Incentive Plan) may be awarded, subject to customary adjustment for stock splits, reverse stock splits and similar corporate events or transactions affecting shares of our common stock.
Under the Incentive Plan and the Prior Plan, we have granted restricted shares, RSUs, and PSUs. These awards generally vest or vested over a two-to four-year period. In addition, we have granted unrestricted shares to our non-employee directors. These awards generally vest or vested immediately. A summary of restricted and unrestricted common share awards and RSU activity is presented below.

	2023
	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Balance, January 1,	395,482	$18.67
Granted	314,165	18.47
Vested	(242,740)	17.59
Forfeited	(31,501)	18.82
Balance, June 30,(1)	435,406	$19.12

(1)	The outstanding award balances above include 141,977 and 163,348 RSUs as of June 30, 2023 and December 31, 2022, respectively.
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
During the six months ended June 30, 2023 and 2022, a portion of the RSUs and PSUs granted were issued to employees who are retirement eligible. The fact that the grantees are retirement eligible resulted in immediate recognition of the associated stock-based compensation expense totaling $2,677 and $2,422, respectively.

Independence Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
June 30, 2023
(Unaudited and dollars in thousands, except share and per share data)

NOTE 9: Earnings Per Share
The following table presents a reconciliation of basic and diluted earnings (loss) per share for the three and six months ended June 30, 2023 and 2022:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Net income (loss)	$10,988	$(7,399)	$19,861	$69,482
(Income) loss allocated to noncontrolling interest	(279)	194	(503)	(2,087)
Net income (loss) allocable to common shares	$10,709	$(7,205)	$19,358	$67,395
Weighted-average shares outstanding—Basic	224,422,515	221,164,284	224,325,246	220,982,714
Weighted-average shares outstanding—Diluted	225,073,890	221,164,284	225,088,261	222,033,857
Earnings (loss) per share—Basic	$0.05	$(0.03)	$0.09	$0.30
Earnings (loss) per share—Diluted	$0.05	$(0.03)	$0.09	$0.30
Certain IROP units, restricted stocks awards, and forward sale agreements were excluded from the earnings (loss) per share computation because their effect would have been anti-dilutive, totaling 5,946,571 and 5,946,571 for the three and six months ended June 30, 2023, respectively, and 8,112,835 and 8,112,835 for each of the three and six months ended June 30, 2022.
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
Overview
Our Company
We are a self-administered and self-managed Maryland real estate investment trust (“REIT”), that acquires, owns, operates, improves and manages multifamily apartment communities across non-gateway U.S. markets. As of June 30, 2023, we owned and operated 119 multifamily apartment properties that contain 35,249 units. Our properties are located in Alabama, Colorado, Florida, Georgia, Illinois, Indiana, Kentucky, North Carolina, Ohio, Oklahoma, South Carolina, Tennessee, Texas, and Virginia. In addition, as of June 30, 2023, we owned interests in five unconsolidated joint ventures, four that are developing multifamily apartment communities and one that is an operating property that will contain, in aggregate, 1,641 units upon completion. We do not have any foreign operations and our business is not seasonal.
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

Property Portfolio (1)
As of June 30, 2023, we owned and consolidated 119 multifamily apartment properties, totaling 35,249 units. Below is a summary of our consolidated property portfolio by market.

(Dollars in thousands, except per unit data)	As of June 30, 2023				For the Three Months Ended June 30, 2023
Market	Number of Properties	Units	Gross Real Estate Assets	Period End Occupancy	Average Effective Monthly Rent per Unit	Net Operating Income	% of NOI
Atlanta, GA	13	5,180	$1,077,820	93.0%	$1,619	$14,561	14.3%
Dallas, TX	14	4,007	859,084	95.1%	1,791	13,235	13.0%
Denver, CO	9	2,292	608,291	95.5%	1,704	8,041	8.2%
Columbus, OH	10	2,510	371,454	94.2%	1,378	6,503	6.4%
Raleigh - Durham, NC	6	1,690	255,412	94.5%	1,533	5,212	5.1%
Indianapolis, IN	7	1,979	291,958	95.0%	1,347	5,145	5.1%
Oklahoma City, OK	8	2,147	324,174	94.8%	1,166	5,074	5.0%
Tampa-St. Petersburg, FL	5	1,452	298,825	93.0%	1,808	4,800	4.7%
Houston, TX	7	1,932	324,020	96.0%	1,431	4,585	4.5%
Nashville, TN	5	1,508	369,769	95.1%	1,599	4,569	4.5%
Memphis, TN	4	1,383	161,022	93.8%	1,501	4,144	4.1%
Charlotte, NC	3	714	189,428	95.1%	1,761	2,653	2.6%
Huntsville, AL	3	873	191,079	96.5%	1,548	2,611	2.6%
Birmingham, AL	2	1,074	233,055	92.9%	1,465	2,586	2.5%
Lexington, KY	3	886	160,351	98.5%	1,274	2,557	2.5%
Louisville, KY	4	1,150	148,009	94.3%	1,271	2,499	2.5%
Myrtle Beach, SC - Wilmington, NC	3	628	68,775	93.8%	1,414	1,846	1.8%
Greenville, SC	1	702	123,652	96.7%	1,268	1,711	1.7%
Cincinnati, OH	2	542	122,689	93.7%	1,548	1,684	1.7%
Charleston, SC	2	518	81,331	94.2%	1,634	1,427	1.4%
Chicago, IL (2)	1	374	90,341	95.4%	1,801	1,235	1.2%
Orlando, FL	1	297	50,268	90.9%	1,801	860	0.8%
Asheville, NC	1	252	29,290	94.4%	1,512	825	0.8%
San Antonio, TX	1	306	57,214	96.4%	1,489	759	0.7%
Austin, TX	1	256	58,009	94.9%	1,767	743	0.7%
Norfolk, VA	1	183	54,203	97.3%	1,893	653	0.6%
Fort Wayne, IN	1	222	44,379	96.8%	1,430	652	0.6%
Chattanooga, TN	1	192	37,251	95.3%	1,385	414	0.4%
Total/Weighted Average	119	35,249	$6,681,153	94.6%	$1,538	$101,584	100.0%
(1)Excludes our development projects. See Non-GAAP financial measures for the definition of a development property.
(2)Property held for sale as of June 30, 2023.

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
As of June 30, 2023, we had one community held for sale, totaling 374 units. We expect the disposition to close in the second half of 2023.
Investments in Unconsolidated Real Estate Entities
To create another avenue for accretive capital allocation and to increase our options for capital investment, we partner with developers through preferred equity investments and joint venture relationships focused on new multifamily development.
No new investments in unconsolidated real estate entities were made during the three and six months ended June 30, 2023. However, we continued to fund commitments to our existing investments in unconsolidated real estate entities. The 199-unit development at The Crockett was completed during the three months ended March 31, 2023, and we have one year from the delivery date to exercise our purchase option on The Crockett. As of June 30, 2023 and December 31, 2022, we had investments in unconsolidated real estate of $99,968 and $80,220, respectively.
Investments in Real Estate Under Development
As part of our merger with Steadfast Apartment REIT, Inc. ("STAR Merger") on December 16, 2021, we acquired two land parcels in Denver, Colorado that are being developed into multifamily properties that will contain 621 units, in the aggregate, upon completion. As of June 30, 2023 and December 31, 2022, we had investments in real estate under development of $121,733 and $105,518, respectively, net of $19,372 and $0 placed in service, respectively.
Value Add
Our value add program provides us with the opportunity to improve long-term growth through targeted unit renovations at communities where there is the potential for outsized rent growth.
We completed renovations on 625 units during the quarter ended June 30, 2023. From inception of our value add program in January 2018 through June 30, 2023, we completed renovations on 6,576 of the 11,856 ongoing and completed units currently in our value add program, achieving a return on investment of 18.5% (and approximately 20.2% on the interior portion of such renovation costs). We compute return on cost by using the rent premium per unit per month, multiplied by 12, divided by the applicable renovation costs per unit and we compute the rent premium as the difference between the rental rate on the renovated unit and the market rent for a comparable unrenovated unit as of the date presented, as determined by management consistent with its customary rent-setting and evaluation procedures.
Capital Markets
Shelf Registration Statement
On June 14, 2023, we replaced our previous shelf registration statement with our new shelf registration statement. Subject to market conditions, we intend to implement a new ATM program under the new shelf registration statement that would provide for offers and sales of shares of our common stock (including potentially on a forward sale basis) under our new shelf registration statement in negotiated transactions or transactions that are deemed to be "at the market" offerings as defined in Rule 415 under the Securities Act.

Swap Agreement
On March 16, 2023, we entered into an interest rate swap contract with a notional value of $200,000, a strike rate of 3.39% and a maturity date of March 17, 2030. We designated this interest rate swap as a cash flow hedge at inception and determined that the hedge is highly effective in offsetting interest rate fluctuations associated with the identified indebtedness.

Results of Operations
As of June 30, 2023, we owned and consolidated 119 multifamily apartment properties, of which 115 comprised the Same-Store Portfolio.
Three Months Ended June 30, 2023 compared to the Three Months Ended June 30, 2022

	SAME-STORE PORTFOLIO				NON SAME-STORE PORTFOLIO				CONSOLIDATED
(Dollars in thousands)	Three Months Ended June 30,				Three Months Ended June 30,				Three Months Ended June 30,
	2023	2022	Increase (Decrease)	% Change	2023	2022	Increase (Decrease)	% Change	2023	2022	Increase (Decrease)	% Change
Property Data:
Number of properties (1)	115	115	—	—%	4	5	(1)	(20.0)%	119	120	(1)	-0.8%
Number of units (1)	34,197	34,197	—	—%	1,052	1,397	(345)	(24.7)%	35,249	35,594	(345)	(1.0)%
Average occupancy (1)	94.2%	95.5%	(1.3)%	—	93.1%	94.1%	(1.0)%	—	94.1%	95.5%	(1.4)%	—
Average effective monthly rent, per unit (1)	$1,531	$1,417	$114	8.0%	$1,774	$1,441	$333	23.1%	$1,538	$1,412	$126	8.9%
Revenue:
Rental and other property revenue	$158,124	$148,927	$9,197	6.2%	$5,477	$5,716	$(239)	(4.2)%	$163,601	$154,643	$8,958	5.8%
Expenses:
Property operating expenses	59,994	56,644	3,350	5.9%	2,077	2,332	(255)	(10.9)%	62,071	58,976	3,095	5.2%
Net Operating Income	$98,130	$92,283	$5,847	6.3%	$3,400	$3,384	$16	0.5%	$101,530	$95,667	$5,863	6.1%
Other Revenue:
Other revenue									$354	$120	$234	195.0%
Corporate and other expenses:
Property management expenses									6,818	6,139	679	11.1%
General and administrative expenses									5,910	6,968	(1,058)	(15.2)%
Depreciation and amortization expense									53,984	72,793	(18,809)	(25.8)%
Casualty losses (gains), net									680	(5,592)	6,272	(112.2)%
Interest expense									(22,227)	(20,994)	(1,233)	5.9%
Merger and integration costs									—	(1,307)	1,307	(100.0)%
Other (loss) income, net									(72)	294	(366)	(124.5)%
Loss from investments in unconsolidated real estate entities									(1,205)	(871)	(334)	38.3%
Net income (loss)									$10,988	$(7,399)	$18,387	(248.5)%
(Income) loss allocated to noncontrolling interests									(279)	194	(473)	(243.8)%
Net income (loss) available to common shares									$10,709	$(7,205)	$17,914	(248.6)%
(1)Excludes our development projects. See Non-GAAP Financial Measures for the definition of a development property.

Revenue
Rental and other property revenue. Revenue from rental and other property revenue of the consolidated portfolio increased $9.0 million to $163.6 million for the three months ended June 30, 2023 from $154.6 million for the three months ended June 30, 2022. The increase was primarily attributable to a $9.2 million increase in same-store rental and other property revenue driven by an 8.0% increase in average effective monthly rents compared to the prior year period.

Expenses
Property operating expenses. Property operating expenses increased $3.1 million to $62.1 million for the three months ended June 30, 2023 from $59.0 million for the three months ended June 30, 2022. The increase was due to a $3.4 million increase in same-store property operating expense, primarily due to increases in contract landscaping services, insurance, utilities, advertising, and repairs and maintenance.
Property management expenses. Property management expenses increased $0.7 million to $6.8 million for the three months ended June 30, 2023 from $6.1 million for the three months ended June 30, 2022 primarily due to inflationary pressures which led to increases in salaries, employee stock compensation, IT support services, and software licenses compared to the prior year.
General and administrative expenses. General and administrative expenses decreased $1.1 million to $5.9 million for the three months ended June 30, 2023 from $7.0 million for the three months ended June 30, 2022. The decrease was primarily due to reduced personnel expenses and corporate performance based incentives compared to prior year.
Depreciation and amortization expense. Depreciation and amortization expense decreased $18.8 million to $54.0 million for the three months ended June 30, 2023 from $72.8 million for the three months ended June 30, 2022. The decrease was primarily attributable to lower intangible asset amortization expenses during the three months ended June 30, 2023 compared to the three months ended June 30, 2022 as a result of the intangible assets acquired in the STAR Merger being fully amortized.
Casualty losses (gains), net. During the three months ended June 30, 2023, we incurred $0.7 million in casualty losses due to fires at two properties where the carrying value of the damage exceeded insurance proceeds due to policy deductible levels. During the three months ended June 30, 2022, we recognized net casualty gains of $5.6 million as a result of receiving insurance proceeds in excess of losses incurred.
Interest expense. Interest expense increased $1.2 million to $22.2 million for the three months ended June 30, 2023 from $21.0 million for the three months ended June 30, 2022 primarily due to higher interest rates impacting our variable rate loans.
Merger and integration costs. We incurred approximately $1.3 million of STAR Merger-related integration costs during the three months ended June 30, 2022. These costs primarily consist of technology migration and implementation, consulting and professional fees.
Loss from investments in unconsolidated real estate entities. During the three months ended June 30, 2023, we recognized $1.2 million of losses on investments in unconsolidated real estate, which was primarily driven by our $0.6 million and $0.4 million portion of interest and depreciation and amortization recognized by the unconsolidated real estate entities.

Results of Operations
Six Months Ended June 30, 2023 compared to the Six Months Ended June 30, 2022

	SAME-STORE PORTFOLIO				NON SAME-STORE PORTFOLIO				CONSOLIDATED
(Dollars in thousands)	Six Months Ended June 30,				Six Months Ended June 30,				Six Months Ended June 30,
	2023	2022	Increase (Decrease)	% Change	2023	2022	Increase (Decrease)	% Change	2023	2022	Increase (Decrease)	% Change
Property Data:
Number of properties (1)	115	115	—	—%	4	5	(1)	(20.0)%	119	120	(1)	-0.8%
Number of units (1)	34,197	34,197	—	—%	1,052	1,397	(345)	(24.7)%	35,249	35,594	(345)	(1.0)%
Average occupancy (1)	93.6%	95.4%	(1.8)%	—%	94.2%	93.5%	0.7%	—%	93.6%	95.3%	(1.7)%	—%
Average effective monthly rent, per unit (1)	$1,530	$1,398	$132	9.4%	$1,777	$1,354	$423	31.3%	$1,545	$1,392	$153	11.0%
Revenue:
Rental and other property revenue	$312,940	$292,876	$20,064	6.9%	$11,796	$11,745	$51	0.4%	$324,736	$304,621	$20,115	6.6%
Expenses:
Property operating expenses	116,734	109,934	6,800	6.2%	4,593	4,924	(331)	(6.7)%	121,327	114,858	6,469	5.6%
Net Operating Income	$196,206	$182,942	$13,264	7.3%	$7,203	$6,821	$382	5.6%	$203,409	$189,763	$13,646	7.2%
Other Revenue:
Other revenue									$594	$505	$89	17.6%
Corporate and other expenses:
Property management expenses									13,189	11,696	1,493	12.8%
General and administrative expenses									14,063	14,896	(833)	(5.6)%
Depreciation and amortization expense									107,520	150,966	(43,446)	(28.8)%
Casualty losses (gains), net									831	(6,985)	7,816	(111.9)%
Interest expense									(44,351)	(41,525)	(2,826)	6.8%
Gain on sale of real estate assets, net									985	94,712	(93,727)	(99.0)%
Merger and integration costs									—	(3,202)	3,202	(100.0)%
Other income, net									21	736	(715)	(97.1)%
Loss from investments in unconsolidated real estate entities									(1,981)	(934)	(1,047)	112.1%
Restructuring costs									(3,213)	—	(3,213)	100.0%
Net income									$19,861	$69,482	$(49,621)	(71.4)%
Income allocated to noncontrolling interests									(503)	(2,087)	1,584	(75.9)%
Net income available to common shares									$19,358	$67,395	$(48,037)	(71.3)%
(1)Excludes our development projects. See Non-GAAP Financial Measures for the definition of a development property.

Revenue
Rental and other property revenue. Revenue from rental and other property revenue of the consolidated portfolio increased $20.1 million to $324.7 million for the six months ended June 30, 2023 from $304.6 million for the six months ended June 30, 2022. The increase was primarily attributable to a $20.1 million increase in same-store rental and other property revenue driven by a 9.4% increase in average effective monthly rents compared to the prior year period.

Expenses
Property operating expenses. Property operating expenses increased $6.5 million to $121.3 million for the six months ended June 30, 2023 from $114.9 million for the six months ended June 30, 2022. The increase was due to $6.8 million increase in same-store property operating expense, primarily due to increases in insurance, contract landscaping services, turnover costs, advertising and utilities.
Property management expenses. Property management expenses increased $1.5 million to $13.2 million for the six months ended June 30, 2023 from $11.7 million for the six months ended June 30, 2022 primarily due to inflationary pressures which led to increases in salaries, employee stock compensation, IT support services, and software licenses compared to the prior year.
General and administrative expenses. General and administrative expenses decreased $0.8 million to $14.1 million for the six months ended June 30, 2023 from $14.9 million for the six months ended June 30, 2022. The decrease was primarily due to reduced performance based incentives compared to prior year.
Depreciation and amortization expense. Depreciation and amortization expense decreased $43.4 million to $107.5 million for the six months ended June 30, 2023 from $151.0 million for the six months ended June 30, 2022. The decrease was primarily attributable to lower intangible asset amortization expenses during the six months ended June 30, 2023 compared to the six months ended June 30, 2022 as a result of the intangible assets acquired in the STAR Merger being fully amortized.
Casualty losses (gains), net. During the six months ended June 30, 2023, we incurred $0.8 million in casualty losses due to fires at three properties where the carrying value of the damage exceeded insurance proceeds due to policy deductible levels. During the six months ended June 30, 2022, we recognized net casualty gains of $7.0 million as a result of receiving insurance proceeds in excess of losses incurred.
Interest expense. Interest expense increased $2.8 million to $44.4 million for the six months ended June 30, 2023 from $41.5 million for the six months ended June 30, 2022 primarily due to higher interest rates impacting our variable rate loans.
Gain on sale of real estate assets, net. During the six months ended June 30, 2023, one multi-family property was sold resulting in gains of $1.0 million. During the six months ended June 30, 2022, four multi-family properties were sold resulting in a gain of $94.7 million.
Merger and integration costs. We incurred approximately $3.2 million of STAR merger-related integration costs during the six months ended June 30, 2022. These costs primarily consist of technology migration and implementation, consulting and professional fees.
Loss from investments in unconsolidated real estate entities. During the six months ended June 30, 2023, we recognized $2.0 million of loss on investments in unconsolidated real estates, which consisted primarily of our $1.3 million and $1.0 million portions of interest and depreciation and amortization recognized by the unconsolidated real estate entities.
Restructuring costs. During the six months ended June 30, 2023, we incurred approximately $3.2 million of severance costs related to the reorganization of certain departments that impacted a limited number of employees.

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

Set forth below is a reconciliation of net income to FFO and CFFO for the three and six months ended June 30, 2023 and 2022 (in thousands, except share and per share information):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2023		2022		2023		2022
	Amount	Per Share(1)	Amount	Per Share(2)	Amount	Per Share(2)	Amount	Per Share(2)
Funds From Operations (FFO):
Net income (loss)	$10,988	$0.05	$(7,399)	$(0.03)	$19,861	$0.09	$69,482	$0.30
Adjustments:
Real estate depreciation and amortization	53,701	0.23	72,298	0.32	106,989	0.46	150,241	0.66
Our share of real estate depreciation and amortization from investments in unconsolidated real estate entities	575	—	515	—	994	—	515	—
Gain on sale of real estate assets net, excluding prepayment gains	—	—	—	—	(314)	—	(94,712)	(0.41)
FFO	$65,264	$0.28	$65,414	$0.29	$127,530	$0.55	$125,526	$0.55
Core Funds From Operations (CFFO):
FFO	$65,264	$0.28	$65,414	$0.29	$127,530	$0.55	$125,526	$0.55
Adjustments:
Other depreciation and amortization	283	—	495	—	531	—	725	—
Casualty losses (gains), net	680	0.01	(5,592)	(0.02)	831	0.01	(6,985)	(0.03)
Loan (premium accretion) discount amortization, net	(2,737)	(0.01)	(2,741)	(0.01)	(5,493)	(0.02)	(5,495)	(0.02)
Prepayment (gains) losses on asset dispositions	—	—	—	—	(670)	—	—	—
Other expense (income)	192	—	(294)	—	234	—	(673)	—
Merger and integration costs	—	—	1,307	—	—	—	3,202	0.01
Restructuring costs	—	—	—	—	3,213	0.01	—	—
CFFO	$63,682	$0.28	$58,589	$0.26	$126,176	$0.55	$116,300	$0.51
(1)Based on 230,369,086 and 230,278,208 weighted-average shares and units outstanding for the three and six months ended June 30, 2023.
(2)Based on 227,966,261 and 227,873,108 weighted-average shares and units outstanding for the three and six months ended June 30, 2022.
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
Same-Store Properties and Same-Store Portfolio
We review our same-store portfolio at the beginning of each calendar year. Properties are added into the same-store portfolio if they were owned and not a development property at the beginning of the previous year. Properties that are held for sale or have been sold are excluded from the same-store portfolio.

Non Same-Store Properties and Non Same-Store Portfolio
Properties that did not meet the definition of a same-store property as of the beginning of the previous year are added into the non same-store portfolio.
Development Property
A development property is a property that is either currently under development or is in lease-up prior to reaching overall occupancy of 90%.
Set forth below is a reconciliation of GAAP net income (loss) to Same-Store Portfolio NOI for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	% change	2023	2022	% change
Net income (loss)	$10,988	$(7,399)	(248.5)%	$19,861	$69,482	(71.4)%
Other revenue	(354)	(120)	195.0%	(594)	(505)	17.6%
Property management expenses	6,818	6,139	11.1%	13,189	11,696	12.8%
General and administrative expenses	5,910	6,968	(15.2)%	14,063	14,896	(5.6)%
Depreciation and amortization expense	53,984	72,793	(25.8)%	107,520	150,966	(28.8)%
Casualty losses (gains), net	680	(5,592)	(112.2)%	831	(6,985)	(111.9)%
Interest expense	22,227	20,994	5.9%	44,351	41,525	6.8%
Gain on sale of real estate assets, net	—	—	—%	(985)	(94,712)	(99.0)%
Other (loss) income, net	72	(294)	(124.5)%	(21)	(736)	(97.1)%
Loss from investments in unconsolidated real estate entities	1,205	871	38.3%	1,981	934	112.1%
Merger and integration costs	—	1,307	(100.0)%	—	3,202	(100.0)%
Restructuring costs	—	—	—%	3,213	—	100.0%
NOI	101,530	95,667	6.1%	203,409	189,763	7.2%
Less: Non same-store portfolio NOI	3,400	3,384	0.5%	7,204	6,819	5.6%
Same-store portfolio NOI (a)	$98,130	$92,283	6.3%	$196,205	$182,944	7.2%
(a)Same-Store Portfolio for the three and six months ended June 30, 2023 and 2022 included 115 properties containing 34,197 units.

Set forth below is Same-Store Portfolio NOI for the three and six months ended June 30, 2023 and 2022 (in thousands, except per unit data):

	Three Months Ended June 30,(a)			Six Months Ended June 30,(a)
	2023	2022	% change	2023	2022	% change
Revenue:
Rental and other property revenue	$158,124	$148,927	6.2%	$312,940	$292,876	6.9%
Property Operating Expenses
Real estate taxes	19,584	19,769	(0.9)%	38,944	38,903	0.1%
Property insurance	3,857	3,008	28.2%	7,007	5,807	20.7%
Personnel expenses	12,609	12,442	1.3%	24,485	24,649	(0.7)%
Utilities	7,523	7,074	6.3%	15,411	14,397	7.0%
Repairs and maintenance	6,536	6,092	7.3%	12,337	10,302	19.8%
Contract services	6,303	5,201	21.2%	11,694	9,971	17.3%
Advertising expenses	1,688	1,252	34.8%	3,045	2,460	23.8%
Other expenses	1,894	1,806	4.9%	3,811	3,445	10.6%
Total property operating expenses	59,994	56,644	5.9%	116,734	109,934	6.2%
Same-store portfolio NOI	$98,130	$92,283	6.3%	$196,206	$182,942	7.3%

Same-store portfolio NOI Margin	62.1%	62.0%	0.1%	62.7%	62.5%	0.2%
Average Occupancy	94.2%	95.5%	(1.3)%	93.6%	95.4%	(1.8)%

Average effective monthly rent, per unit	$1,531	$1,417	8.0%	$1,530	$1,398	9.4%
(a)Same-Store Portfolio for the three and six months ended June 30, 2023 and 2022 included 115 properties containing 34,197 units.
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
•the use of our cash and cash equivalents of $14.3 million as of June 30, 2023;
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
Cash Flows
As of June 30, 2023 and 2022, we maintained cash and cash equivalents, and restricted cash of approximately $42.5 million and $42.4 million, respectively. Our cash and cash equivalents were generated from the following activities (dollars in thousands):

	For the Six Months Ended June 30,
	2023	2022
Cash flow provided by operating activities	$127,194	$111,587
Cash flow (used in) provided by investing activities	(83,959)	65,169
Cash flow used in financing activities	(44,740)	(200,032)
Net change in cash and cash equivalents, and restricted cash	(1,505)	(23,276)
Cash and cash equivalents, and restricted cash, beginning of period	44,017	65,671
Cash and cash equivalents, and restricted cash, end of the period	$42,512	$42,395
Our cash inflows from operating activities during the six months ended June 30, 2023 and 2022 were primarily driven by ongoing operations of our properties.
Our cash outflows from investing activities during the six months ended June 30, 2023 were primarily due to $67.2 million of capital expenditures, $21.7 million of investments in unconsolidated real estate entities, and $30.6 million of investments in real estate under development, partially offset by $35.6 million of proceeds from one property disposition. Our cash inflows from investing activities during the six months ended June 30, 2022 were primarily due to $155.6 million of proceeds from four property dispositions and proceeds from insurance claims of $15.5 million, partially offset by $33.5 million of investments in unconsolidated real estate entities, $29.1 million of capital expenditures, $26.0 million of acquisitions of real estate properties, and $20.7 million of investments in real estate under development.
Our cash outflows from financing activities during the six months ended June 30, 2023 were primarily due to payment of dividends on our common stock and noncontrolling interests of $64.7 million partially offset by $27.5 million of net draws on our unsecured revolver. Our cash outflows from financing activities during the six months ended June 30, 2022 were primarily due to $145.0 million of net pay downs on our unsecured revolver and $44.5 million payment of dividends on our common stock and noncontrolling interests.
Contractual Commitments
Our 2022 Annual Report on Form 10-K includes a table of contractual commitments. There were no material changes to these commitments since the filing of our Annual Report on Form 10-K.
Off-Balance Sheet Arrangements
There were no off-balance sheet arrangements during the six months ended June 30, 2023 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our interests.
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

Item 3.    Quantitative and Qualitative Disclosure About Market Risk.
Our 2022 Annual Report on Form 10-K contains a discussion of qualitative and quantitative market risks. There have been no material changes in quantitative and qualitative market risks during the six months ended June 30, 2023 from the disclosures included in our 2022 Annual Report on Form 10-K.
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
Effective as of June 30, 2023, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation referred to above during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The Company has been named as a party in certain litigation filed in the U.S. District Court for the Middle District of Tennessee on behalf of putative classes of consumers alleging collusion among RealPage, Inc. ("RealPage"), us, and 46 other defendants who own or manage multifamily rental housing, to fix, raise, maintain, and stabilize multifamily rental housing pricing in violation of Section 1 of the Sherman Act. We deny all allegations of wrongdoing and will vigorously defend the action.
Item 1A.    Risk Factors.
There have not been any material changes from the risk factors disclosed in Part 1, Item 1A of our 2022 Annual Report on Form 10-K.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
During the three and six months ended June 30, 2023, holders of IROP units exchanged 0 and 144,600 units, respectively, for 0 and 144,600 shares, respectively, of our common stock. The exchange of units for shares and the issuance of shares is exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act. As of June 30, 2023, 5,946,571 IROP units held by unaffiliated third parties remained outstanding.
During the three months ended June 30, 2023, we withheld shares of common stock to satisfy employee tax withholding obligations payable upon the vesting of restricted common stock awards as follow:

Period	Total Number of Shares Purchased	Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 2023	1,187	$16.15	—	$250,000
May 2023	—	—	—	250,000
June 2023	—	—	—	250,000
Total	1,187	$16.15	—
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
Item 3.    Defaults Upon Senior Securities.
None.
Item 4.    Mine Safety Disclosures.
None.

Item 5.    Other Information.
During the three months ended June 30, 2023, none of the Company's directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).
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

101
iXBRL (Inline eXtensible Business Reporting Language). The following materials, formatted in iXBRL: (i) Condensed Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022, (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2023 and 2022, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2023 and 2022, (iv) Condensed Consolidated Statements of Changes in Equity for the three and six months ended June 30, 2023 and 2022, (v) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2023 and 2022 and (vi) notes to the condensed consolidated financial statements as of June 30, 2023.

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

Independence Realty Trust, Inc.

Date: July 27, 2023	By:	/s/ SCOTT F. SCHAEFFER
Scott F. Schaeffer
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: July 27, 2023	By:	/s/ JAMES J. SEBRA
James J. Sebra
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: July 27, 2023	By:	/s/ JASON R. DELOZIER
Jason R. Delozier
Chief Accounting Officer
(Principal Accounting Officer)