Form 10-Q
period 2023-09-30
INDEPENDENCE REALTY TRUST, INC.
filed 2023-10-31
CIK 1466085

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023

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
N/A
(Former name, former address and former fiscal year, if changed since last report)
_________________________________________________________________________________________________
Securities registered pursuant to section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value per share	IRT	NYSE
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 26, 2023 there were 224,710,624 shares of the Registrant’s common stock issued and outstanding.

INDEPENDENCE REALTY TRUST, INC.

PART I—FINANCIAL INFORMATION
Item 1.    Financial Statements
Independence Realty Trust, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited and dollars in thousands, except share and per share data)

	As of September 30, 2023	As of December 31, 2022
ASSETS:
Investments in real estate:
Investments in real estate, at cost	$6,754,022	$6,615,243
Accumulated depreciation	(567,200)	(425,034)
Investments in real estate, net	6,186,822	6,190,209
Real estate held for sale	75,392	35,777
Investments in real estate under development	83,547	105,518
Cash and cash equivalents	17,216	16,084
Restricted cash	31,772	27,933
Investments in unconsolidated real estate entities	87,592	80,220
Other assets	41,926	34,846
Derivative assets	53,258	41,109
Intangible assets, net of accumulated amortization of $133 and $700, respectively	265	399
Total Assets	$6,577,790	$6,532,095
LIABILITIES AND EQUITY:
Indebtedness, net	$2,675,117	$2,631,645
Indebtedness associated with real estate held for sale	40,593	—
Accounts payable and accrued expenses	138,549	109,677
Accrued interest payable	8,275	7,713
Dividends payable	36,858	32,189
Other liabilities	10,642	13,004
Total Liabilities	2,910,034	2,794,228
Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized, 0 and 0 shares issued and outstanding, respectively	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized, 224,695,566 and 224,064,940 shares issued and outstanding, including 281,650 and 232,134 unvested restricted common share awards, respectively	2,247	2,241
Additional paid-in capital	3,751,001	3,751,056
Accumulated other comprehensive income	47,910	35,102
Accumulated deficit	(271,982)	(191,735)
Total stockholders’ equity	3,529,176	3,596,664
Noncontrolling interests	138,580	141,203
Total Equity	3,667,756	3,737,867
Total Liabilities and Equity	$6,577,790	$6,532,095
The accompanying notes are an integral part of these condensed consolidated financial statements.

Independence Realty Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited and dollars in thousands, except share and per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
REVENUE:
Rental and other property revenue	$168,375	$160,300	$493,111	$464,921
Other revenue	232	300	826	805
Total revenue	168,607	160,600	493,937	465,726
EXPENSES:
Property operating expenses	63,300	59,967	184,627	174,825
Property management expenses	7,232	5,744	20,421	17,440
General and administrative expenses	3,660	5,625	17,724	20,521
Depreciation and amortization expense	55,546	49,722	163,066	200,688
Casualty losses (gains), net	35	(191)	866	(7,176)
Total expenses	129,773	120,867	386,704	406,298
Interest expense	(22,033)	(22,093)	(66,383)	(63,618)
(Loss on impairment) gain on sale of real estate assets, net	(11,268)	—	(10,284)	94,712
Merger and integration costs	—	(275)	—	(3,477)
Other (loss) income, net	(369)	765	(348)	1,501
Loss from investments in unconsolidated real estate entities	(1,178)	(1,477)	(3,158)	(2,411)
Restructuring costs	—	—	(3,213)	—
Net income:	3,986	16,653	23,847	86,135
Income allocated to noncontrolling interest	(56)	(430)	(559)	(2,517)
Net income allocable to common shares	$3,930	$16,223	$23,288	$83,618
Earnings per share:
Basic	$0.02	$0.07	$0.10	$0.38
Diluted	$0.02	$0.07	$0.10	$0.38
Weighted-average shares:
Basic	224,498,374	221,960,609	224,383,590	221,312,261
Diluted	225,140,555	222,867,546	225,103,475	222,359,585
The accompanying notes are an integral part of these condensed consolidated financial statements.

Independence Realty Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited and dollars in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$3,986	$16,653	$23,847	$86,135
Other comprehensive income:
Change in fair value of interest rate hedges	14,761	19,439	26,681	54,318
Realized (gains) losses on interest rate hedges reclassified to earnings	(5,433)	214	(13,559)	(3,408)
Total other comprehensive income	9,328	19,653	13,122	50,910
Comprehensive income before allocation to noncontrolling interests	13,314	36,306	36,969	137,045
Allocation to noncontrolling interests	(297)	(944)	(873)	(3,918)
Comprehensive income	$13,017	$35,362	$36,096	$133,127
The accompanying notes are an integral part of these condensed consolidated financial statements.

Independence Realty Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Equity
(Unaudited and dollars in thousands, except share information)

	Common Shares	Par Value Common Shares	Additional Paid In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2022	224,064,940	$2,241	$3,751,056	$35,102	$(191,735)	$3,596,664	$141,203	$3,737,867
Net income	—	—	—	—	8,648	8,648	224	8,872
Common dividends declared ($0.14 per share)	—	—	—	—	(31,688)	(31,688)	—	(31,688)
Other comprehensive loss	—	—	—	(10,001)	—	(10,001)	(289)	(10,290)
Stock compensation	383,439	4	4,774	—	—	4,778	—	4,778
Repurchase of shares related to equity award tax withholding	(36,109)	—	(3,757)	—	—	(3,757)	—	(3,757)
Conversion of noncontrolling interest to common shares	144,600	1	1,014	—	—	1,015	(1,015)	—
Issuance of common shares, net	—	—	(13)	—	—	(13)	—	(13)
Distribution to noncontrolling interest declared ($0.14 per unit)	—	—	—	—	—	—	(834)	(834)
Balance, March 31, 2023	224,556,870	$2,246	$3,753,074	$25,101	$(214,775)	$3,565,646	$139,289	$3,704,935
Net income	—	—	—	—	10,709	10,709	279	10,988
Common dividends declared ($0.16 per share)	—	—	—	—	(35,906)	(35,906)	—	(35,906)
Other comprehensive income	—	—	—	13,722	—	13,722	363	14,085
Stock compensation	142,206	1	1,784	—	—	1,785	—	1,785
Repurchase of shares related to equity award tax withholding	(1,187)	—	(19)	—	—	(19)	—	(19)
Distribution to noncontrolling interest declared ($0.16 per unit)	—	—	—	—	—	—	(951)	(951)
Balance, June 30, 2023	224,697,889	$2,247	$3,754,839	$38,823	$(239,972)	$3,555,937	$138,980	$3,694,917
Net income	—	—	—	—	3,930	3,930	56	3,986
Common dividends declared ($0.16 per share)	—	—	—	—	(35,940)	(35,940)	—	(35,940)
Other comprehensive income	—	—	—	9,087	—	9,087	241	9,328
Stock compensation	(845)	—	379	—	—	379	—	379
Repurchase of shares related to equity award tax withholding	(1,478)	—	(3,809)	—	—	(3,809)	—	(3,809)
Issuance of common shares, net	—	—	(408)	—	—	(408)	—	(408)
Distribution to noncontrolling interest declared ($0.16 per unit)	—	—	—	—	—	—	(953)	(953)
Recognition of noncontrolling interest upon consolidation of former unconsolidated real estate entity	—	—	—	—	—	—	256	256
Balance, September 30, 2023	224,695,566	$2,247	$3,751,001	$47,910	$(271,982)	$3,529,176	$138,580	$3,667,756

Independence Realty Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Equity
(Unaudited and dollars in thousands, except share information)

	Common Shares	Par Value Common Shares	Additional Paid In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2021	220,753,735	$2,208	$3,678,903	$(11,940)	$(188,410)	$3,480,761	$161,315	$3,642,076
Net income	—	—	—	—	74,600	74,600	2,280	76,880
Common dividends declared ($0.12 per share)	—	—	—	—	(26,833)	(26,833)	—	(26,833)
Other comprehensive loss	—	—	—	21,898	—	21,898	692	22,590
Stock compensation	395,029	3	3,535	—	—	3,538	—	3,538
Repurchase of shares related to equity award tax withholding	(48,452)	—	(3,183)	—	—	(3,183)	—	(3,183)
Conversion of noncontrolling interest to common shares	10,848	—	68	—	—	68	(68)	—
Issuance of common shares, net	51,498	1	(845)	—	—	(844)	—	(844)
Distribution to noncontrolling interest declared ($0.12 per unit)	—	—	—	—	—	—	(837)	(837)
Balance, March 31, 2022	221,162,658	$2,212	$3,678,478	$9,958	$(140,643)	$3,550,005	$163,382	$3,713,387
Net loss	—	—	—	—	(7,205)	(7,205)	(194)	(7,399)
Common dividends declared ($0.14 per share)	—	—	—	—	(31,054)	(31,054)	—	(31,054)
Other comprehensive income	—	—	—	8,472	—	8,472	195	8,667
Stock compensation	19,297	—	1,715	—	—	1,715	—	1,715
Repurchase of shares related to equity award tax withholding	(1,496)	—	(2,698)	—	—	(2,698)	—	(2,698)
Conversion of noncontrolling interest to common shares	879,821	9	21,384	—	—	21,393	(21,393)	—
Issuance of common shares, net	—	—	(116)	—	—	(116)	—	(116)
Distribution to noncontrolling interest declared ($0.14 per unit)	—	—	—	—	—	—	(852)	(852)
Balance, June 30, 2022	222,060,280	$2,221	$3,698,763	$18,430	$(178,902)	$3,540,512	$141,138	$3,681,650
Net income	—	—	—	—	16,223	16,223	430	16,653
Common dividends declared ($0.14 per share)	—	—	—	—	(31,335)	(31,335)	—	(31,335)
Other comprehensive income	—	—	—	19,139	—	19,139	514	19,653
Stock compensation	(3,080)	—	1,096	—	—	1,096	—	1,096
Repurchase of shares related to equity award tax withholding	(1,021)	—	—	—	—	—	—	—
Issuance of common shares, net	2,000,000	20	49,691	—	—	49,711	—	49,711
Distributions to noncontrolling interest declared ($0.14 per unit)	—	—	—	—	—	—	(853)	(853)
Balance, September 30, 2022	224,056,179	$2,241	$3,749,550	$37,569	$(194,014)	$3,595,346	$141,229	$3,736,575
The accompanying notes are an integral part of these condensed consolidated financial statements

Independence Realty Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited and dollars in thousands)

	For the Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net income	$23,847	$86,135
Adjustments to reconcile net income to cash flow from operating activities:
Depreciation and amortization	163,066	200,688
Accretion of loan discounts and premiums, net	(8,239)	(8,245)
Amortization of deferred financing costs, net	2,534	2,727
Stock compensation expense	6,781	6,238
Loss on impairment (gain on sale) of real estate assets, net	10,284	(94,712)
Amortization related to derivative instruments	973	958
Casualty losses (gains), net	866	(7,176)
Equity in loss from investments in unconsolidated real estate entities	3,158	2,411
Other loss (income)	1,261	(1,249)
Changes in assets and liabilities:
Other assets	(9,276)	(2,266)
Accounts payable and accrued expenses	9,352	5,507
Accrued interest payable	279	3,844
Other liabilities	(1,894)	(3,619)
Cash flow provided by operating activities	202,992	191,241
Cash flows from investing activities:
Acquisition of real estate properties	—	(201,777)
Cash, cash equivalents and restricted cash acquired in consolidation of unconsolidated joint venture	2,145	—
Investments in unconsolidated real estate entities	(23,221)	(51,426)
Return of investment in unconsolidated real estate entities	—	3,406
Disposition of real estate properties, net	35,557	155,639
Capital expenditures	(111,872)	(55,648)
Additions to real estate under development	(48,491)	(40,009)
Proceeds from insurance claims	3,265	15,653
Cash flow used in investing activities	(142,617)	(174,162)
Cash flows from financing activities:
(Costs) proceeds from issuance of common stock, net	(421)	48,751
Proceeds from unsecured credit facility and term loans	185,000	687,500
Unsecured credit facility, secured credit facility and term loan repayments	(127,513)	(666,525)
Mortgage principal repayments	(6,067)	(5,514)
Payments for deferred financing costs	(60)	(1,654)
Distributions on common stock	(98,965)	(74,479)
Distributions to noncontrolling interests	(2,639)	(1,891)
Repurchase of shares related to equity award tax withholding	(4,739)	(5,881)
Payments for interest rate collars	—	(3,475)
Cash flow used in financing activities	(55,404)	(23,168)
Net change in cash and cash equivalents, and restricted cash	4,971	(6,089)
Cash and cash equivalents, and restricted cash, beginning of period	44,017	65,671
Cash and cash equivalents, and restricted cash, end of the period	$48,988	$59,582

Reconciliation of cash, cash equivalents, and restricted cash to the Condensed Consolidated Balance Sheets
Cash and cash equivalents	$17,216	$23,753
Restricted cash	31,772	35,829
Total cash, cash equivalents, and restricted cash, end of period	$48,988	$59,582

The accompanying notes are an integral part of these condensed consolidated financial statements

Independence Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
September 30, 2023
(Unaudited and dollars in thousands, except share and per share data)

NOTE 1: Organization
Independence Realty Trust, Inc., a Maryland corporation (“IRT”), is a self-administered and self-managed real estate investment trust (“REIT”) which was formed on March 26, 2009. We are primarily engaged in the ownership, operation, management, improvement, and acquisition of multifamily apartment communities in non-gateway markets. As of September 30, 2023, we owned and operated 120 (unaudited) multifamily apartment properties (including one consolidated joint venture) that contain 35,427 (unaudited) units across non-gateway U.S. markets including Atlanta, Columbus, Dallas, Denver, Houston, Indianapolis, Nashville, Oklahoma City, Raleigh-Durham, and Tampa. In addition, as of September 30, 2023, we owned two investments in real estate under development in Denver, Colorado that will, upon completion, contain an aggregate of 621 (unaudited) units. As of September 30, 2023, we also owned interests in four unconsolidated joint ventures, two that own and operate multifamily apartment communities that contain an aggregate of 810 (unaudited) units and two that are developing multifamily apartment communities that will, upon completion, contain an aggregate of 653 (unaudited) units. We own all of our assets and conduct substantially all of our operations through Independence Realty Operating Partnership, LP, a Delaware limited partnership (“IROP”), of which we are the sole general partner.
As used herein, the terms “we,” “our” and “us” refer to IRT and, as required by context, IROP and its subsidiaries.
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
September 30, 2023
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
e. Restricted Cash
Restricted cash includes escrows of our funds held by lenders to fund certain expenditures, such as real estate taxes and insurance, or to be released at our discretion upon the occurrence of certain pre-specified events. As of September 30, 2023 and December 31, 2022, we had $31,772 and $27,933, respectively, of restricted cash.
f. Investments in Real Estate
Investments in real estate are recorded at cost less accumulated depreciation. Costs, including internal costs, that both add value and appreciably extend the useful life of an asset are capitalized. Expenditures for repairs and maintenance are expensed as incurred.
Investments in real estate are classified as held for sale in the period in which certain criteria are met including when the sale of the asset is probable, necessary approvals are obtained, and actions required to complete the plan of sale indicate that it is unlikely that significant changes to the plan of sale will be made or the plan of sale will be withdrawn.
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
The aggregate value of in-place leases is determined by evaluating various factors, including the terms of the leases that are in place and assumed lease-up periods. The value assigned to these intangible assets is amortized over the assumed lease up period, typically six months. During each of the three and nine months ended September 30, 2023 we consolidated a former unconsolidated real estate entity and recognized in-place leases with a value of $398. For the three and nine months ended September 30, 2023, we recorded $133 and $532, respectively, of amortization for intangible assets. For the three and nine months ended September 30, 2022, we recorded $79 and $53,367, respectively, of amortization for intangible assets. For the three and nine months ended September 30, 2023, we wrote-off fully amortized intangible assets of $0 and $1,099, respectively. For the three and nine months ended September 30, 2022, we wrote-off fully amortized intangible assets of $0 and $58,048, respectively. As of September 30, 2023, we expect to record additional amortization expense on current in-place intangible assets of $199 for the remainder of 2023.
Business Combinations
For properties we acquire or transactions we enter into that are accounted for as business combinations, we apply the acquisition method of accounting under ASC 805, which requires the identification of the acquiror, the determination of the acquisition date, and the recognition and measurement, at fair value, of the assets acquired and liabilities assumed. To

Independence Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
September 30, 2023
(Unaudited and dollars in thousands, except share and per share data)

the extent that the fair value of net assets acquired differs from the fair value of consideration paid, ASC 805 requires the recognition of goodwill or a gain from a bargain purchase price, if any. Our merger with Steadfast Apartment REIT, Inc. on December 16, 2021 was accounted for as a business combination. For the three and nine months ended September 30, 2022, we incurred merger and integration costs of $275 and $3,477, respectively. These amounts were expensed as incurred, and are included in the condensed consolidated statements of operations in the item titled “Merger and integration costs”, and primarily consist of technology migration and implementation, consulting and professional fees. We incurred no merger and integration costs for the three and nine months ended September 30, 2023.
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
Management reviews our long-lived assets on an ongoing basis, taking into consideration both quantitative and qualitative factors, and evaluates the recoverability of the carrying value when there is an indicator of impairment. An impairment charge is recorded when it is determined that the carrying value of the asset exceeds the fair value. The estimated cash flows used for the impairment analysis and the determination of estimated fair value are based on our plans for the respective assets (e.g., hold period) and our views of market and economic conditions. The estimates consider matters such as current and historical rental rates and collection levels, occupancies for the respective and/or comparable properties, age and condition of the properties, and recent sales data for comparable properties. Changes in estimated future cash flows due to changes in our plans or views of market and economic conditions could result in recognition of impairment losses, which, under the applicable accounting guidance, could be substantial. We recorded impairment charges of $11,268, for each of the three and nine months ended September 30, 2023, on account of real estate classified as held for sale, and recorded no impairment charges for the three and nine months ended September 30, 2022.
Depreciation Expense
Depreciation expense for real estate assets is computed using a straight-line method based on a life of 40 years for buildings and improvements and five to ten years for furniture, fixtures, and equipment. For the three and nine months ended September 30, 2023, we recorded $55,083 and $161,670 of depreciation expense, respectively. For the three and nine months ended September 30, 2022, we recorded $49,268 and $146,222 of depreciation expense, respectively. During the three and nine months ended September 30, 2023, we wrote-off fully depreciated fixed assets of $7,563 and $15,596, respectively. During the three and nine months ended September 30, 2022, we wrote-off fully depreciated fixed assets of $0 and $3,092, respectively.
Casualty Related Costs
Occasionally, we incur losses at our communities from wind storms, floods, fires and similar hazards. Sometimes, a portion of these losses are not fully covered by our insurance policies due to deductibles. In these cases, we estimate the carrying value of the damaged property and record a casualty loss for the difference between the estimated carrying value and the insurance proceeds. Any amount of insurance recovery in excess of the amount of the losses incurred is considered a gain contingency and is recorded in casualty losses (gains), net when the proceeds are received. During the three and nine months ended September 30, 2023, we recorded $35 and $866 of net casualty losses, respectively. During the three and nine months ended September 30, 2022, we recorded $191 and $7,176 of net casualty gains, respectively.
g. Investments in Real Estate Under Development
We capitalize direct and indirect project costs incurred during the development period such as construction, insurance, architectural, legal, interest costs, and real estate taxes. At such time as the development is considered substantially complete, the capitalization of certain indirect costs such as real estate taxes, interest costs, and all project-related costs in real estate under development are reclassified to investments in real estate. For the three and nine months ended September 30, 2023, we recorded $1,926 and $5,094, respectively, of capitalized interest expense, on our

Independence Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
September 30, 2023
(Unaudited and dollars in thousands, except share and per share data)

investments in real estate under development. For the three and nine months ended September 30, 2022, we recorded $618 and $1,404, respectively, of capitalized interest expense, on our two investments in real estate under development.
As of September 30, 2023 and December 31, 2022, the carrying value of our two investments in real estate under development in Denver, Colorado totaled $83,547 and $105,518, respectively, net of $77,520 and $0 placed in service, respectively, and was recorded as a separate line item in our condensed consolidated balance sheets.
h. Investments in Unconsolidated Real Estate Entities
We have entered into joint ventures with unrelated third parties to acquire, develop, own, operate, and manage real estate assets. Our joint ventures are funded with a combination of debt and equity. We consolidate entities that we control as well as any variable interest entity ("VIE") where we are the primary beneficiary. Under the VIE model, we consolidate an entity when we have the ability to direct the activities of the VIE and the obligations to absorb losses or the right to receive benefits that could potentially be significant to the VIE. Under the voting model, we consolidate an entity when we control the entity through ownership of a majority voting interest. We analyzed the initial accounting for each of our four investments in unconsolidated real estate entities and concluded that each is a voting interest entity and is not a VIE. Our equity interest varies for each of our four investments in unconsolidated real estate entities between 50% and 90% but, in each case, we share control of the major decisions that most significantly impact the joint ventures with our partners. Since we do not control these joint ventures through our ownership interests, they are accounted for under the equity method of accounting, and are included in investments in unconsolidated real estate entities on the condensed consolidated balance sheets. Under the equity method of accounting, the investments are carried at cost plus our share of net earnings or losses. For the three and nine months ended September 30, 2023, we recorded $1,176 and $3,271 of capitalized interest expense, on our investments in unconsolidated real estate entities in our condensed consolidated balance sheets. For the three and nine months ended September 30, 2022, we recorded $484 and $969 of capitalized interest expense, on our investments in unconsolidated real estate entities in our condensed consolidated balance sheets.
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
September 30, 2023
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
FASB ASC Topic 825, “Financial Instruments” requires disclosure of the fair value of financial instruments for which it is practicable to estimate that value. Given that cash and cash equivalents and restricted cash are short term in nature with limited fair value volatility, the carrying amount is deemed to be a reasonable approximation of fair value and the fair value input is classified as a Level 1 fair value measurement. The fair value input for derivatives is classified as a Level 2 fair value measurement within the fair value hierarchy. The fair value of our unsecured credit facility, term loans, and mortgage indebtedness is based on a discounted cash flows valuation technique. As this technique utilizes current credit spreads, which are generally unobservable, this is classified as a Level 3 fair value measurement within the fair value hierarchy. We determine appropriate credit spreads based on the type of debt and its maturity. There were no transfers between levels in the fair value hierarchy for the nine months ended September 30, 2023. The following table summarizes the carrying amount and the fair value of our financial instruments as of the periods indicated:

Independence Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
September 30, 2023
(Unaudited and dollars in thousands, except share and per share data)

	As of September 30, 2023		As of December 31, 2022
Financial Instrument	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Cash and cash equivalents	$17,216	$17,216	$16,084	$16,084
Restricted cash	31,772	31,772	27,933	27,933
Derivative assets	53,258	53,258	41,109	41,109

Liabilities
Debt:
Unsecured Revolver	240,235	242,468	164,283	169,842
Unsecured Term loans	597,390	601,772	596,612	611,265
Secured credit facilities	638,204	565,371	660,542	580,332
Mortgages (1)	1,239,881	1,116,377	1,210,208	1,088,579
(1)Includes indebtedness associated with real estate held for sale of $40,593.
In addition to assets and liabilities that are recorded at fair value on a recurring basis, we record assets and liabilities at fair value on a nonrecurring basis as required by U.S. GAAP. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges. As discussed further in Note 3 “Investments in Real Estate”, we recognized an impairment charge of $11,268 during the three months ended September 30, 2023 at the property classified as held for sale as of September 30, 2023. The impairment charge was determined by comparing the fair value of the property to its carrying value. The fair value was based on an internally prepared valuation whose principal assumptions were unobservable cap rates that ranged from 6.0% - 6.5% and was determined to be a Level 3 fair value measurement within the fair value hierarchy.
l. Deferred Financing Costs
Under the effective interest method, costs incurred in connection with debt financing are deferred and classified within indebtedness and charged to interest expense over the terms of the related debt agreements.
m. Office Leases
In accordance with FASB ASC Topic 842, “Leases”, lessees are required to recognize a right-of-use asset and a lease liability on the balance sheet at the lease commencement date for all leases, except those leases with terms of less than a year. We lease corporate office space under leases with terms of up to 10 years and that may include extension options, but that do not include any residual value guarantees or restrictive covenants. As of September 30, 2023 and December 31, 2022, we had $2,579 and $3,079, respectively, of operating lease right-of-use assets and $2,882 and $3,401, respectively, of operating lease liabilities related to our corporate office leases. The operating lease right-of-use assets are presented within other assets and the operating lease liabilities are presented within other liabilities in our condensed consolidated balance sheets. During the three and nine months ended September 30, 2023, we recorded $219 and $631, respectively, of total operating lease expense which was recorded within property management expenses and general and administrative expenses in our condensed consolidated statements of operations. During the three and nine months ended September 30, 2022, we recorded $252 and $1,096, respectively, of total operating lease expense which was recorded within property management expenses and general and administrative expenses in our condensed consolidated statements of operations.
n. Income Taxes
We have elected to be taxed as a REIT. Accordingly, we recorded no income tax expense for the three and nine months ended September 30, 2023 and 2022.

Independence Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
September 30, 2023
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
o. Employee Retention Credit
Under the terms of the March 27, 2020 Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), we were eligible and applied for assistance in the form of a refundable employee retention credit. Since applicable GAAP guidance is limited, we adopted an accounting policy, in accordance with GAAP, by analogizing to International Accounting Standard 20 “Accounting for Government Grants” to recognize employee retention credits as a reimbursement of payroll related expenses within property operating expenses, property management expenses, and general and administrative expenses in our condensed consolidated statements of operations. During the six months ended December 31, 2022, we received employee retention credit refunds totaling $6,238 and recognized $3,006 in reimbursements of previously paid employer payroll taxes and retention costs in our condensed consolidated statements of operations. The remainder was included in accounts payable and accrued expenses in our condensed consolidated balance sheets and is being recognized on a systematic basis through December 2023 as a reimbursement of payroll related expenses attributable to off-cycle compensation increases awarded to employees beginning in July 2022 and intended to support employee retention during the pandemic and its ongoing effect on the macroeconomic environment. During the three and nine months ended September 30, 2023, we recognized reimbursements of payroll related expenses of $593 and $2,170, respectively, in property operating expenses, $189 and $579, respectively, in property management expenses and $74 and $221, respectively, in general and administrative expenses.
p. Restructuring Costs
During the three months ended March 31, 2023, we reorganized certain departments in our organization impacting a limited number of employees. The impacted employees were provided severance packages that included cash severance payments and the accelerated vesting of performance share units and restricted stock awards, as applicable. In accordance with ASC 712 “Compensation – Nonretirement Postemployment Benefits”, we recognized the full amount of restructuring costs of $3,213 during the three months ended March 31, 2023, which was presented in the restructuring costs line on the condensed consolidated statement of operations. No restructuring costs were recognized during the three months ended September 30, 2023.
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
September 30, 2023
(Unaudited and dollars in thousands, except share and per share data)

In December 2022, the FASB issued ASU 2022-06, Deferral of the Sunset Date of Topic 848 (“ASU 2022-06”) which was issued to defer the sunset date of Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform to December 31, 2024. ASU 2022-06 is effective immediately for all companies. ASU 2022-06 has no impact on the Company’s condensed consolidated financial statements for the three and nine months ended September 30, 2023. R
NOTE 3: Investments in Real Estate
As of September 30, 2023, our investments in real estate consisted of 120 apartment properties (unaudited, including one consolidated joint venture) that contain 35,427 units (unaudited). The following table summarizes our investments in real estate, excluding one property we classified as held for sale:

	As of September 30, 2023	As of December 31, 2022	Depreciable Lives (In years)
Land	$586,361	$579,094	—
Building	5,728,541	5,695,711	40
Furniture, fixtures and equipment	439,120	340,438	5-10
Total investments in real estate	$6,754,022	$6,615,243
Accumulated depreciation	(567,200)	(425,034)
Investments in real estate, net	$6,186,822	$6,190,209
As of September 30, 2023, we owned one property, The Meadows at River Run, with 374 units (unaudited) in Chicago, Illinois that we initially classified as held for sale as of June 30, 2023 and that continued to be classified as held for sale. Based on ongoing negotiations, we recognized a $11,268 impairment charge during the three months ended September 30, 2023 due to the carrying value exceeding the expected sales price less transaction costs. We expect the sale to close in the fourth quarter of 2023 and expect to extinguish $40,593 of mortgage debt in connection with the sale.
Dispositions
On February 28, 2023, we sold Eagle Lake Landing apartments located in Indianapolis, Indiana for $37,300 and recognized a gain on sale of $985.
Portfolio Optimization and Deleveraging Strategy

On October 26, 2023, our Board of Directors approved a plan, which we refer to as our Portfolio Optimization and Deleveraging Strategy, to exit or reduce our presence in certain markets while also deleveraging our balance sheet. Our Portfolio Optimization and Deleveraging Strategy targets sales of up to 10 properties that are located in seven markets including the one property in Chicago, Illinois that was previously identified and continues to be held for sale as of September 30, 2023.

Under the plan, certain properties may be sold for proceeds that are less than the current carrying value. This could result in the recognition of an impairment loss in the fourth quarter 2023 with respect to some of these properties based on the outcome of sale negotiations. During the fourth quarter of 2023, we will continuously reevaluate the properties covered by our Portfolio Optimization and Deleveraging Strategy under the held for sale guidance as additional information becomes available during the sales process. If circumstances indicate a held for sale classification is appropriate for any of these properties, we will classify the identified properties as held for sale as of December 31, 2023 at the lower of carrying value or the expected sales price less transaction costs. The proceeds of these contemplated sales will be utilized to delever the balance sheet.
We are in various stages of marketing, negotiations, and buyer due diligence with respect to the properties targeted for sale. There can be no assurance that any of the sales will be consummated at expected pricing levels, within expected time frames, or at all.

Independence Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
September 30, 2023
(Unaudited and dollars in thousands, except share and per share data)

NOTE 4: Investments in Unconsolidated Real Estate
As of September 30, 2023, our investments in unconsolidated real estate entities had aggregate land, building, and construction in progress costs capitalized of $240,940 and aggregate construction debt of $125,065. We have not guaranteed any debt, capital payout or other obligations associated with our joint ventures. We recognize earnings or losses from our investments in unconsolidated real estate entities consisting of our proportionate share of the net earnings or losses of the joint ventures. We recognized losses of $1,178 and $3,158, respectively, from equity method investments during the three and nine months ended September 30, 2023 and $1,477 and $2,411, respectively, during the three and nine months ended September 30, 2022, and these losses were recorded in loss from investments in unconsolidated real estate entities in our condensed consolidated statements of operations.
The following table summarizes our investments in unconsolidated real estate entities as of September 30, 2023 and December 31, 2022:

				Carrying Value As Of
Investments in Unconsolidated Real Estate Entities	Location	Units (1) (Unaudited)	IRT Ownership Interest	September 30, 2023	December 31, 2022
Metropolis at Innsbrook (2)	Richmond, VA	402	84.8%	$17,576	$17,331
Views of Music City II / The Crockett (3)	Nashville, TN	408	50.0%	11,632	11,363
Lakeline Station	Austin, TX	378	90.0%	31,585	25,292
The Mustang	Dallas, TX	275	85.0%	26,799	11,812
Virtuoso (4)	Huntsville, AL	—	90.0%	—	14,422
Total		1,463		$87,592	$80,220
(1)Represents the total number of units after development is complete and each property is placed in service.
(2)Operations commenced during the three months ended June 30, 2023 with 172 units (unaudited) placed in service. The remaining 230 units (unaudited) were placed in service during the three months ended September 30, 2023.
(3)Views of Music City phase II had 121 units (unaudited) placed in service during the three months ended September 30, 2023 and became an operating property consisting of 209 total units (unaudited) as of October 2, 2023. The Crockett is an operating property consisting of 199 units (unaudited) delivered during the three months ended March 31, 2023. We have one year from their respective delivery dates to exercise our purchase options on The Crockett and Views of Music City phase II.
(4)An amendment to the Virtuoso joint venture agreement on August 1, 2023 provided us with control over the major decisions that most significantly impact the joint venture and removed our joint venture partner’s rights to a promote interest. This caused us to reassess the accounting for Virtuoso, a former unconsolidated real estate entity that consists of 178 units (unaudited) in Huntsville, Alabama, during the quarter ended September 30, 2023. Because we concluded that Virtuoso is a voting interest entity and that we now control the major decisions that most significantly impact the joint venture through our 90% voting interest, we began consolidating the assets and liabilities and operating results of Virtuoso effective August 1, 2023. In accordance with FASB Topic ASC 805, upon consolidation, we recognized the assets and liabilities of Virtuoso at carryover basis, allocating the individual assets and liabilities based upon their relative fair values on our condensed consolidated balance sheets.

Independence Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
September 30, 2023
(Unaudited and dollars in thousands, except share and per share data)

The following table summarizes the assets and liabilities recognized upon the consolidation of Virtuoso, our former unconsolidated real estate entity during the nine months ended September 30, 2023, on the date of consolidation.

Assets and Liabilities Consolidated During the Nine Months Ended September 30, 2023
Assets:
Investments in real estate	$49,939
Cash and cash equivalents	817
Restricted cash	1,329
Other assets	395
Intangible assets	398
Total assets	$52,878
Liabilities:
Indebtedness	$39,281
Accounts payable and accrued expenses	255
Accrued interest payable	283
Other liabilities	111
Total liabilities	39,931
Noncontrolling interest	256
Derecognition of investments in unconsolidated real estate entities	12,691
Total Liabilities and equity	$52,878
NOTE 5: Indebtedness
The following tables contain summary information concerning our consolidated indebtedness as of September 30, 2023:

Consolidated Debt:	Outstanding Principal	Unamortized Debt Issuance Costs	Unamortized Loan (Discount)/Premiums	Carrying Amount	Type	Weighted Average Rate (3)	Weighted Average Maturity (in years)
Unsecured revolver (1)	$241,479	$(1,244)	$—	$240,235	Floating	6.6%	2.3
Unsecured term loans	600,000	(2,610)	—	597,390	Floating	6.5%	3.8
Secured credit facilities	617,114	(2,158)	23,248	638,204	Floating/Fixed	4.3%	5.2
Mortgages (2)	1,218,462	(6,105)	27,524	1,239,881	Fixed	4.0%	4.4
Total Consolidated Debt	$2,677,055	$(12,117)	$50,772	$2,715,710		4.9%	4.2
(1)The unsecured revolver total capacity is $500,000, of which $241,479 was outstanding as of September 30, 2023.
(2)Includes indebtedness associated with real estate held for sale of $40,593.
(3)Represents the weighted average of the contractual interest rates in effect as of quarter end without regard to any interest rate swaps or collars. Our total weighted average effective interest rate for the three months ended September 30, 2023, after giving effect to the impact of interest rate swaps and collars, and excluding the impact of loan premium amortization, discount accretion, and interest capitalization was 4.2%.

Independence Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
September 30, 2023
(Unaudited and dollars in thousands, except share and per share data)

The following table contains summary information concerning our consolidated indebtedness as of September 30, 2023:

	Scheduled maturities on our consolidated indebtedness outstanding as of September 30, 2023
Consolidated Debt:	2023	2024	2025	2026	2027	Thereafter
Unsecured revolver	$—	$—	$—	$241,479	$—	$—
Unsecured term loans	—	—	—	200,000	—	400,000
Secured credit facilities	—	—	3,525	10,493	11,462	591,634
Mortgages (1)	2,873	68,318	214,667	144,949	15,946	771,709
Total	$2,873	$68,318	$218,192	$596,921	$27,408	$1,763,343
(1)Includes indebtedness associated with real estate held for sale.
The following table contains summary information concerning our consolidated indebtedness as of December 31, 2022:

Consolidated Debt:	Outstanding Principal	Unamortized Debt Issuance Costs	Unamortized Loan (Discount)/Premiums	Carrying Amount	Type	Weighted Average Rate (3)	Weighted Average Maturity (in years)
Unsecured revolver (1)	$165,978	$(1,695)	$—	$164,283	Floating	4.9%	3.1
Unsecured term loans	600,000	(3,388)	—	596,612	Floating	5.1%	4.5
Secured credit facilities	635,128	(2,256)	27,670	660,542	Floating/Fixed	4.3%	5.9
Mortgages (2)	1,185,246	(7,305)	32,267	1,210,208	Fixed	3.9%	5.2
Total Consolidated Debt	$2,586,352	$(14,644)	$59,937	$2,631,645		4.5%	5.1
(1)The unsecured revolver total capacity was $500,000, of which $165,978 was outstanding as of December 31, 2022.
(2)Includes indebtedness associated with real estate held for sale.
(3)Represents the weighted average of the contractual interest rates in effect as of quarter end without regard to any interest rate swaps or collars. Our total weighted average effective interest rate as of the year ended December 31, 2022, after giving effect to the impact of interest rate swaps and collars, and excluding the impact of loan premium amortization and discount accretion was 4.1%.
As of September 30, 2023, we were in compliance with all financial covenants contained in the documents governing our indebtedness.

Independence Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
September 30, 2023
(Unaudited and dollars in thousands, except share and per share data)

NOTE 6: Derivative Financial Instruments
The following table summarizes the aggregate notional amounts and estimated net fair values of our derivative instruments as of September 30, 2023 and December 31, 2022:

	As of September 30, 2023			As of December 31, 2022
	Notional	Fair Value of Assets	Fair Value of Liabilities	Notional	Fair Value of Assets	Fair Value of Liabilities
Cash flow hedges:
Interest rate swaps	$500,000	$36,985	$—	$300,000	$26,099	$—
Interest rate collars	250,000	5,069	—	250,000	8,317	—
Forward interest rate collars	200,000	11,204	—	200,000	6,693	—
Total	$950,000	$53,258	—	$750,000	$41,109	$—
Effective interest rate swaps and caps are reported in accumulated other comprehensive income, and the fair value of these hedge agreements is recorded as derivative assets or liabilities on the face of our condensed consolidated balance sheets.
For our interest rate swaps and collars that are considered highly effective hedges, we reclassified realized gains of $5,433 and $13,559 to earnings within interest expense for the three and nine months ended September 30, 2023, and we expect gains of $20,461 to be reclassified out of accumulated other comprehensive income to earnings over the next 12 months. For the three and nine months ended September 30, 2022, we reclassified realized gains of $214 and realized losses of $3,408 to earnings within interest expense.
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
NOTE 7: Stockholders' Equity and Noncontrolling Interests
Stockholders’ Equity
On September 12, 2023, our board of directors declared a dividend of $0.16 per shares on our common stock, which was paid on October 20, 2023 to common stockholders of record as of September 29, 2023.
On May 10, 2023, our board of directors declared a dividend of $0.16 per share on our common stock, which was paid on July 21, 2023 to common stockholders of record as of June 30, 2023.
On March 14, 2023, our board of directors declared a dividend of $0.14 per share on our common stock, which was paid on April 21, 2023 to common stockholders of record as of March 31, 2023.
On May 18, 2022, our Board of Directors authorized a common stock repurchase program (the "Stock Repurchase Program") covering up to $250,000 in shares of our common stock. Under the Stock Repurchase Program, we, in our discretion, may purchase our shares from time to time in the open market or in privately negotiated transactions. The amount and timing of the purchases will depend on a number of factors, including the price and availability of our shares, trading volumes and general market conditions. The Stock Repurchase Program has no time limit and may be suspended or discontinued at any time. During the three and nine months ended September 30, 2023, and 2022, we had no repurchases of shares under the Stock Repurchase Program. As of September 30, 2023, we had $250,000 in shares of our common stock remaining authorized for purchase under the Stock Repurchase Program.
On November 13, 2020, we entered into an equity distribution agreement pursuant to which we may have from time to time offered and sold shares of our common stock under our previous shelf registration statement having an

Independence Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
September 30, 2023
(Unaudited and dollars in thousands, except share and per share data)

aggregate offering price of up to $150,000 (the “Previous ATM Program”) in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”). Under the Previous ATM Program, we may also have entered into one or more forward sale transactions for the sale of shares of our common stock on a forward basis. There were no forward sale transactions that had not settled as of September 30, 2023 and no shares of our common stock were sold under the Previous ATM Program during the three and nine months ended September 30, 2023.
On June 14, 2023, we replaced our previous shelf registration statement with our new shelf registration statement. On July 28, 2023, we entered into an equity distribution agreement pursuant to which we may from time to time offer and sell shares of our common stock under our shelf registration statement having an aggregate offering price of up to $450,000 (the “2023 ATM Program”) in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act. Under the 2023 ATM Program, we may also enter into one or more forward sale transactions for the sale of shares of our common stock on a forward basis. There were no forward sale transactions as of September 30, 2023, and no shares of our common stock were sold under the 2023 ATM Program during the three and nine months ended September 30, 2023.
Noncontrolling Interest
During the three and nine months ended September 30, 2023, holders of IROP units exchanged 0 and 144,600 units for 0 and 144,600 shares of our common stock, respectively. As of September 30, 2023, 5,946,571 IROP units held by unaffiliated third parties remain outstanding.
On September 12, 2023, our board of directors declared a dividend of $0.16 per IROP unit, which was paid on October 20, 2023 to unit holders of record as of September 29, 2023.
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

Independence Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
September 30, 2023
(Unaudited and dollars in thousands, except share and per share data)

	2023
	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Balance, January 1,	395,482	$18.67
Granted	327,630	18.46
Vested	(253,400)	17.80
Forfeited	(60,073)	18.71
Balance, September 30,(1)	409,639	$19.03

(1)	The outstanding award balances above include 127,989 and 163,348 RSUs as of September 30, 2023 and December 31, 2022, respectively.
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
During the nine months ended September 30, 2023 and 2022, a portion of the RSUs and PSUs granted were issued to employees who are retirement eligible. The fact that the grantees are retirement eligible resulted in immediate recognition of the associated stock-based compensation expense totaling $2,677 and $2,422, respectively.
NOTE 9: Earnings Per Share
The following table presents a reconciliation of basic and diluted earnings per share for the three and nine months ended September 30, 2023 and 2022:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$3,986	$16,653	$23,847	$86,135
Income allocated to noncontrolling interest	(56)	(430)	(559)	(2,517)
Net income allocable to common shares	$3,930	$16,223	$23,288	$83,618
Weighted-average shares outstanding—Basic	224,498,374	221,960,609	224,383,590	221,312,261
Weighted-average shares outstanding—Diluted	225,140,555	222,867,546	225,103,475	222,359,585
Earnings per share—Basic	$0.02	$0.07	$0.10	$0.38
Earnings per share—Diluted	$0.02	$0.07	$0.10	$0.38
Certain IROP units, PSUs, RSUs and restricted stocks awards were excluded from the earnings per share computation because their effect would have been anti-dilutive, totaling 6,588,751 and 6,666,456 for the three and nine months ended September 30, 2023, respectively. Certain IROP units and forward sale agreements were excluded from the earnings per share computation because their effect would have been anti-dilutive, totaling 6,091,171 and 6,091,171 for each of the three and nine months ended September 30, 2022, respectively.

Independence Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
September 30, 2023
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
This Quarterly report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements include, but are not limited to, certain actions that we expect or seek to take in connection with our portfolio optimization and deleveraging strategy and anticipated enhancements to our financial results and future growth from this strategy. All statements in this Quarterly report on Form 10-Q that address financial and operating performance, events or developments that we expect or anticipate will occur or be achieved in the future are forward-looking statements.
Our forward-looking statements are not guarantees of future performance and involve estimates, projections, forecasts and assumptions, including as to matters that are not within our control, and are subject to risks and uncertainties including, without limitation, risks and uncertainties related to changes in market demand for rental apartment homes and pricing pressures, including from competitors, that could lead to declines in occupancy and rent levels, uncertainty and volatility in capital and credit markets, including changes that reduce availability, and increase costs, of capital, unexpected changes in our intention or ability to repay certain debt prior to maturity, increased costs on account of inflation, increased competition in the labor market, failure to realize cost savings, efficiencies and other benefits that we expect to result from our portfolio optimization and deleveraging strategy, inability to sell certain assets, including those assets designated as held for sale, within the time frames or at the pricing levels expected, failure to achieve expected benefits from the redeployment of proceeds from asset sales, delays in completing, and cost overruns incurred in connection with, our value add initiatives and failure to achieve rent increases and occupancy levels on account of the value add initiatives, unexpected impairments or impairments in excess of our estimates, increased regulations generally and specifically on the rental housing market, including legislation that may regulate rents or delay or limit our ability to evict non-paying residents, risks endemic to real estate and the real estate industry generally, the impact of potential outbreaks of infectious diseases and measures intended to prevent the spread or address the effects thereof, the effects of natural and other disasters, unknown or unexpected liabilities, including the cost of legal proceedings, costs and disruptions as the result of a cybersecurity incident or other technology disruption, unexpected capital needs, inability to obtain appropriate insurance coverages at reasonable rates, or at all, or losses from catastrophes in excess of our insurance coverages, and share price fluctuations. Please refer to the documents filed by us with the SEC, including specifically the “Risk Factors” sections of our Annual Report on Form 10-K for the year ended December 31, 2022, and our other filings with the SEC, which identify additional factors that could cause actual results to differ from those contained in forward-looking statements.
These forward-looking statements are based upon the beliefs and expectations of our management at the time of this Quarterly report on Form 10-Q and our actual results may differ materially from the expectations, intentions, beliefs, plans or predictions of the future expressed or implied by such forward-looking statements. We undertake no obligation to update these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, except as may be required by law.
Overview
Our Company
We are a self-administered and self-managed Maryland corporation that has elected to be taxed as a real estate investment trust (“REIT”). We are primarily engaged in the ownership, operation, management, improvement, and acquisition of multifamily apartment communities in non-gateway markets. As of September 30, 2023, we owned and operated 120 multifamily apartment properties (including one consolidated joint venture) that contain 35,427 units. Our properties are located in Alabama, Colorado, Florida, Georgia, Illinois, Indiana, Kentucky, North Carolina, Ohio, Oklahoma, South Carolina, Tennessee, Texas, and Virginia. In addition, as of September 30, 2023, we owned and consolidated two investments in real estate development in Colorado that will, upon completion, contain an aggregate of 621 units. As of September 30, 2023, we also owned interests in four unconsolidated joint ventures, two that own and operate multifamily apartment communities that contain an aggregate of 810 units and two that are developing multifamily apartment communities that will contain, upon completion, an aggregate of 653 units. We do not have any foreign operations and our business is not seasonal.
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

Property Portfolio (1)
As of September 30, 2023, we owned and consolidated 120 multifamily apartment properties, totaling 35,427 units. Below is a summary of our consolidated property portfolio by market.

(Dollars in thousands, except per unit data)	As of September 30, 2023				For the Three Months Ended September 30, 2023
Market	Number of Properties	Units	Gross Real Estate Assets	Period End Occupancy	Average Effective Monthly Rent per Unit	Net Operating Income	% of NOI
Atlanta, GA	13	5,180	$1,086,056	92.3%	$1,643	$15,635	14.9%
Dallas, TX	14	4,007	863,869	94.3%	1,807	13,415	12.8%
Denver, CO (2)	9	2,292	610,637	95.4%	1,716	7,912	7.3%
Columbus, OH	10	2,510	373,832	94.4%	1,406	6,352	6.1%
Raleigh - Durham, NC	6	1,690	255,277	95.4%	1,551	5,166	4.9%
Oklahoma City, OK	8	2,147	327,074	95.3%	1,177	5,125	4.9%
Tampa-St. Petersburg, FL	5	1,452	307,400	95.4%	1,825	5,124	4.9%
Nashville, TN	5	1,508	370,731	94.3%	1,624	5,044	4.8%
Houston, TX (2)	7	1,932	324,821	95.3%	1,444	4,830	4.6%
Indianapolis, IN	7	1,979	293,011	93.7%	1,366	4,819	4.6%
Memphis, TN	4	1,383	162,123	92.8%	1,521	4,130	3.9%
Huntsville, AL (3)	4	1,051	241,013	94.5%	1,529	3,057	2.9%
Birmingham, AL	2	1,074	233,604	93.7%	1,469	2,798	2.7%
Charlotte, NC	3	714	189,550	95.8%	1,767	2,789	2.7%
Louisville, KY	4	1,150	147,848	95.6%	1,275	2,782	2.7%
Lexington, KY	3	886	160,777	96.7%	1,310	2,639	2.5%
Myrtle Beach, SC - Wilmington, NC	3	628	68,543	95.8%	1,420	1,843	1.8%
Cincinnati, OH	2	542	123,081	95.6%	1,589	1,742	1.7%
Greenville, SC	1	702	124,027	93.9%	1,279	1,667	1.6%
Charleston, SC	2	518	81,529	94.4%	1,678	1,574	1.5%
Chicago, IL (2)(4)	1	374	79,158	93.6%	1,847	1,282	1.2%
Orlando, FL	1	297	50,306	96.3%	1,816	977	0.9%
Asheville, NC (2)	1	252	29,349	96.4%	1,553	837	0.8%
San Antonio, TX	1	306	57,269	97.7%	1,480	811	0.8%
Austin, TX	1	256	58,568	92.9%	1,804	788	0.8%
Norfolk, VA (2)	1	183	54,297	97.3%	1,913	666	0.6%
Fort Wayne, IN (2)	1	222	44,506	95.5%	1,428	658	0.6%
Chattanooga, TN (2)	1	192	37,336	91.1%	1,412	481	0.5%
Total/Weighted Average	120	35,427	$6,755,592	94.4%	$1,556	$104,943	100.0%
(1)Excludes our development properties. See Non-GAAP financial measures for the definition of a development property.
(2)Includes properties included in our Portfolio Optimization and Deleveraging Strategy. In the case of Denver, CO includes three properties comprised of 895 units, in aggregate, and in the case of Houston, TX includes two properties comprised of 624 units, in the aggregate.
(3)Includes the Virtuoso joint venture consolidated beginning August 1, 2023 as a result of an amendment to the joint venture agreement.
(4)Property held for sale as of September 30, 2023.

Current Developments
Capital Recycling and Portfolio Optimization and Deleveraging Strategy
On October 26, 2023, our Board of Directors approved a plan, which we refer to as our Portfolio Optimization and Deleveraging Strategy, to exit or reduce our presence in certain markets while also deleveraging our balance sheet. Our Portfolio Optimization and Deleveraging Strategy targets sales of up to 10 properties that are located in seven markets including the one property in Chicago, Illinois that was previously identified and continues to be held for sale as of September 30, 2023.

Under the plan, certain properties may be sold for proceeds that are less than the current carrying value. This could result in the recognition of an impairment loss in the fourth quarter 2023 with respect to some of these properties based on the outcome of sale negotiations. During the fourth quarter of 2023, we will continuously reevaluate the properties covered by our Portfolio Optimization and Deleveraging Strategy under the held for sale guidance as additional information becomes available during the sales process. If circumstances indicate a held for sale classification is appropriate for any of these properties, we will classify the identified properties as held for sale as of December 31, 2023 at the lower of carrying value or the expected sales price less transaction costs. The proceeds of these contemplated sales will be utilized to delever the balance sheet.
We are in various stages of marketing, negotiations, and buyer due diligence with respect to the properties targeted for sale. There can be no assurance that any of the sales will be consummated at expected pricing levels, within expected time frames, or at all.
During the three months ended March 31, 2023, we sold one multifamily apartment community for a gross sales price of $37.3 million and recognized a gain on sale of $1.0 million. Proceeds from the sale were used to reduce indebtedness.
Investments in Unconsolidated Real Estate Entities
To create another avenue for accretive capital allocation and to increase our options for capital investment, we have partnered with, and may in the future partner with, developers through preferred equity investments and joint venture relationships focused on new multifamily development.
An amendment to the Virtuoso joint venture agreement on August 1, 2023 provided us with control over the major decisions that most significantly impact the joint venture and removed our joint venture partner’s rights to a promote interest. This caused us to reassess the accounting for Virtuoso, a former unconsolidated real estate entity, that consists of 178 units (unaudited) in Huntsville, Alabama, during the quarter ended September 30, 2023. Because we concluded that Virtuoso is a voting interest entity and that we now control the major decisions that most significantly impact the joint venture through our 90% voting interest, we began consolidating the assets and liabilities and operating results of Virtuoso effective August 1, 2023. In accordance with FASB Topic ASC 805, upon consolidation, we recognized the assets and liabilities of Virtuoso at carryover basis, allocating the individual assets and liabilities based upon their relative fair values on our condensed consolidated balance sheets.
No new investments in unconsolidated real estate entities were made during the three and nine months ended September 30, 2023. However, we continued to fund commitments to our existing investments in unconsolidated real estate entities. As of September 30, 2023 and December 31, 2022, we had investments in unconsolidated real estate of $87,592 and $80,220, respectively.
Investments in Real Estate Under Development
As part of our merger with Steadfast Apartment REIT, Inc. (“STAR Merger”), we acquired two land parcels in Denver, Colorado that are being developed into multifamily properties that will contain 621 units, in the aggregate, upon completion. As of September 30, 2023 and December 31, 2022, we had investments in real estate under development of $83,547 and $105,518, respectively, net of $77,520 and $0 placed in service, respectively.
Value Add
Our value add program provides us with the opportunity to improve long-term growth through targeted unit renovations at communities where there is the potential for outsized rent growth.

We completed renovations on 709 units during the three months ended September 30, 2023. From inception of our value add program in January 2018 through September 30, 2023, we completed renovations on 7,285 of the 11,856 units currently in our value add program, achieving a return on investment of 17.9% (and approximately 19.5% on the interior portion of such renovation costs). We compute return on cost by using the rent premium per unit per month, multiplied by 12, divided by the applicable renovation costs per unit and we compute the rent premium as the difference between the rental rate on the renovated unit and the market rent for a comparable unrenovated unit as of the date presented, as determined by management consistent with its customary rent-setting and evaluation procedures.
Capital Markets
Shelf Registration Statement
On June 14, 2023, we replaced our previous shelf registration statement with our new shelf registration statement. On July 28, 2023, we entered into an equity distribution agreement pursuant to which we may from time to time offer and sell shares of our common stock under our shelf registration statement having an aggregate offering price of up to $450,000 (the “2023 ATM Program”) in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act. Under the 2023 ATM Program, we may also enter into one or more forward sale transactions for the sale of shares of our common stock on a forward basis. There were no forward sale transactions as of September 30, 2023, and no shares of our common stock were sold under the 2023 ATM Program during the three and nine months ended September 30, 2023.
Swap Agreement
On March 16, 2023, we entered into an interest rate swap contract with a notional value of $200,000, a strike rate of 3.39% and a maturity date of March 17, 2030. We designated this interest rate swap as a cash flow hedge at inception and determined that the hedge is highly effective in offsetting interest rate fluctuations associated with the identified indebtedness.

Results of Operations
As of September 30, 2023, we owned and consolidated 120 multifamily apartment properties, of which 115 comprised the Same-Store Portfolio.
Three Months Ended September 30, 2023 compared to the Three Months Ended September 30, 2022

	SAME-STORE PORTFOLIO				NON SAME-STORE PORTFOLIO				CONSOLIDATED
(Dollars in thousands)	Three Months Ended September 30,				Three Months Ended September 30,				Three Months Ended September 30,
	2023	2022	Increase (Decrease)	% Change	2023	2022	Increase (Decrease)	% Change	2023	2022	Increase (Decrease)	% Change
Property Data:
Number of properties (1)	115	115	—	—%	5	7	(2)	(28.6)%	120	122	(2)	-1.6%
Number of units (1)	34,197	34,197	—	—%	1,230	1,979	(749)	(37.8)%	35,427	36,176	(749)	(2.1)%
Average occupancy (1)	94.6%	94.2%	0.4%	—	94.1%	93.0%	1.1%	—	94.6%	94.2%	0.4%	—
Average effective monthly rent, per unit (1)	$1,549	$1,484	$65	4.4%	$1,751	$1,095	$655	59.8%	$1,556	$1,484	$72	4.9%
Revenue:
Rental and other property revenue	$161,811	$153,584	$8,227	5.4%	$6,564	$6,716	$(152)	(2.3)%	$168,375	$160,300	$8,075	5.0%
Expenses:
Property operating expenses	60,799	57,188	3,611	6.3%	2,501	2,779	(278)	(10.0)%	63,300	59,967	3,333	5.6%
Net Operating Income	$101,012	$96,396	$4,616	4.8%	$4,063	$3,937	$126	3.2%	$105,075	$100,333	$4,742	4.7%
Other Revenue:
Other revenue									$232	$300	$(68)	(22.7)%
Corporate and other expenses:
Property management expenses									7,232	5,744	1,488	25.9%
General and administrative expenses									3,660	5,625	(1,965)	(34.9)%
Depreciation and amortization expense									55,546	49,722	5,824	11.7%
Casualty losses (gains), net									35	(191)	226	(118.3)%
Other (loss) income, net									(369)	765	(1,134)	(148.2)%
Loss from investments in unconsolidated real estate entities									(1,178)	(1,477)	299	(20.2)%
Merger and integration costs									—	(275)	275	(100.0)%
Interest expense									(22,033)	(22,093)	60	(0.3)%
(Loss on impairment) gain on sale of real estate assets, net									(11,268)	—	(11,268)	100.0%
Net income									$3,986	$16,653	$(12,667)	(76.1)%
Income allocated to noncontrolling interests									(56)	(430)	374	(87.0)%
Net income available to common shares									$3,930	$16,223	$(12,293)	(75.8)%
(1)Excludes our development projects. See Non-GAAP Financial Measures for our definition of a development property and our methodology for determining same-store properties.

Revenue
Rental and other property revenue. Revenue from rental and other property revenue of the consolidated portfolio increased $8.1 million to $168.4 million for the three months ended September 30, 2023 from $160.3 million for the three months ended September 30, 2022. The increase was primarily attributable to a $8.2 million increase in same-store rental and other property revenue driven by an 4.4% increase in average effective monthly rents and 0.4% increase in average occupancy compared to the prior year period.

Expenses
Property operating expenses. Property operating expenses increased $3.3 million to $63.3 million for the three months ended September 30, 2023 from $60.0 million for the three months ended September 30, 2022. The increase was due to a $3.6 million increase in same-store property operating expense, primarily due to inflationary pressures resulting in higher insurance premiums and contract services, personnel expenses, real estate taxes, and advertising expenses.
Property management expenses. Property management expenses increased $1.5 million to $7.2 million for the three months ended September 30, 2023 from $5.7 million for the three months ended September 30, 2022 primarily due to higher personnel costs and stock compensation due to the centralization of staff at the property management level who support multiple properties, along with costs related to the rollout of community call centers, compared to the prior year.
General and administrative expenses. General and administrative expenses decreased $2.0 million to $3.7 million for the three months ended September 30, 2023 from $5.7 million for the three months ended September 30, 2022. The decrease was primarily due to lower personnel costs from executive departures in 2023 compared to prior year.
Depreciation and amortization expense. Depreciation and amortization expense increased $5.8 million to $55.5 million for the three months ended September 30, 2023 from $49.7 million for the three months ended September 30, 2022. The increase was primarily attributable to higher depreciation expenses during the three months ended September 30, 2023 compared to the three months ended September 30, 2022 as a result of timing of properties acquired and depreciated.
Other (loss) income, net. During the three months ended September 30, 2023 we recorded $0.4 million of loss from the change in fair value of our interest rates compared to a $0.8 million gain during the three months ended September 30, 2022.
Loss from investments in unconsolidated real estate entities. During the three months ended September 30, 2023, we recognized $1.2 million of losses on investments in unconsolidated real estate primarily attributable to interest and depreciation expenses of one investment which began operations during the period. During the three months ended September 30, 2022, we recognized $1.5 million of losses in unconsolidated real estate primarily driven by interest and depreciation expenses recognized during the period.
(Loss on impairment) gain on sale of real estate assets, net. During the three months ended June 30, 2023, we classified one of our properties (The Meadows at River Run, with 374 units (unaudited) in Chicago, Illinois) as held for sale. Initially, we expected the sale to close in the second half of 2023 and at a sales price, less transaction costs, in excess of our carrying value for this property. In connection with the results of our sales activity associated with this property during the three months ended September 30, 2023, we recorded a $11.3 million impairment charge during the three months ended September 30, 2023.

Results of Operations
Nine Months Ended September 30, 2023 compared to the Nine Months Ended September 30, 2022

	SAME-STORE PORTFOLIO				NON SAME-STORE PORTFOLIO				CONSOLIDATED
(Dollars in thousands)	Nine Months Ended September 30,				Nine Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	Increase (Decrease)	% Change	2023	2022	Increase (Decrease)	% Change	2023	2022	Increase (Decrease)	% Change
Property Data:
Number of properties (1)	115	115	—	—%	5	7	(2)	(28.6)%	120	122	(2)	-1.6%
Number of units (1)	34,197	34,197	—	—%	1,230	1,979	(749)	(37.8)%	35,427	36,176	(749)	(2.1)%
Average occupancy (1)	93.9%	95.1%	(1.2)%	—%	93.8%	93.6%	0.2%	—%	93.9%	94.9%	(1.0)%	—%
Average effective monthly rent, per unit (1)	$1,536	$1,426	$110	7.7%	$1,578	$1,350	$228	16.9%	$1,552	$1,426	$126	8.8%
Revenue:
Rental and other property revenue	$474,751	$446,460	$28,291	6.3%	$18,360	$18,461	$(101)	(0.5)%	$493,111	$464,921	$28,190	6.1%
Expenses:
Property operating expenses	177,533	167,123	10,410	6.2%	7,094	7,702	(608)	(7.9)%	184,627	174,825	9,802	5.6%
Net Operating Income	$297,218	$279,337	$17,881	6.4%	$11,266	$10,759	$507	4.7%	$308,484	$290,096	$18,388	6.3%
Other Revenue:
Other revenue									$826	$805	$21	2.6%
Corporate and other expenses:
Property management expenses									20,421	17,440	2,981	17.1%
General and administrative expenses									17,724	20,521	(2,797)	(13.6)%
Depreciation and amortization expense									163,066	200,688	(37,622)	(18.7)%
Casualty losses (gains), net									866	(7,176)	8,042	(112.1)%
Interest expense									(66,383)	(63,618)	(2,765)	4.3%
(Loss on impairment) gain on sale of real estate assets, net									(10,284)	94,712	(104,996)	(110.9)%
Merger and integration costs									—	(3,477)	3,477	(100.0)%
Other (loss) income, net									(348)	1,501	(1,849)	(123.2)%
Loss from investments in unconsolidated real estate entities									(3,158)	(2,411)	(747)	31.0%
Restructuring costs									(3,213)	—	(3,213)	100.0%
Net income									$23,847	$86,135	$(62,288)	(72.3)%
Income allocated to noncontrolling interests									(559)	(2,517)	1,958	(77.8)%
Net income available to common shares									$23,288	$83,618	$(60,330)	(72.1)%
(1)Excludes our development projects. See Non-GAAP Financial Measures for our definition of a development property and our methodology for determining same-store properties.

Revenue
Rental and other property revenue. Revenue from rental and other property revenue of the consolidated portfolio increased $28.2 million to $493.1 million for the nine months ended September 30, 2023 from $464.9 million for the nine months ended September 30, 2022. The increase was primarily attributable to a $28.3 million increase in same-store rental and other property revenue driven by a 7.7% increase in average effective monthly rents and partially offset by a 1.2% decrease in average occupancy compared to the prior year period.

Expenses
Property operating expenses. Property operating expenses increased $9.8 million to $184.6 million for the nine months ended September 30, 2023 from $174.8 million for the nine months ended September 30, 2022. The increase was primarily due to the $10.4 million increase in same-store property operating expense, primarily due to inflationary pressures resulting in higher insurance premiums and contract services, repairs and maintenance, advertising, and utilities.
Property management expenses. Property management expenses increased $3.0 million to $20.4 million for the nine months ended September 30, 2023 from $17.4 million for the nine months ended September 30, 2022 primarily due to higher personnel costs and stock compensation due to the centralization of staff at the property management level who support multiple properties, along with costs related to the rollout of community call centers, compared to the prior year.
General and administrative expenses. General and administrative expenses decreased $2.8 million to $17.7 million for the nine months ended September 30, 2023 from $20.5 million for the nine months ended September 30, 2022. The decrease was primarily due to lower personnel costs from the departure of executives in 2023, including from the forfeiture of their bonus and stock awards.
Depreciation and amortization expense. Depreciation and amortization expense decreased $37.6 million to $163.1 million for the nine months ended September 30, 2023 from $200.7 million for the nine months ended September 30, 2022. The decrease was primarily attributable to lower intangible asset amortization expenses during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 as a result of the intangible assets acquired in the STAR Merger being fully amortized.
Casualty losses (gains), net. During the nine months ended September 30, 2023, we incurred $0.9 million in casualty losses due to fires at three properties where the carrying value of the damage exceeded insurance proceeds due to policy deductible levels. During the nine months ended September 30, 2022, we recognized net casualty gains of $7.2 million as a result of receiving insurance proceeds in excess of the carrying value of losses incurred.
Interest expense. Interest expense increased $2.8 million to $66.4 million for the nine months ended September 30, 2023 from $63.6 million for the nine months ended September 30, 2022 primarily due to higher interest rates impacting our variable rate loans.
(Loss on impairment) gain on sale of real estate assets, net. During the nine months ended September 30, 2023, one multi-family property was sold resulting in gains of $1.0 million and we recorded a $11.3 million impairment charge due to the carrying value exceeding the expected sales price less transaction costs of our Chicago, Illinois property. During the nine months ended September 30, 2022, four multi-family properties were sold resulting in a gain of $94.7 million.
Merger and integration costs. We incurred approximately $3.5 million of STAR merger-related integration costs during the nine months ended September 30, 2022. These costs primarily consist of technology migration and implementation, consulting and professional fees and employee severance costs.
Restructuring costs. During the nine months ended September 30, 2023, we incurred approximately $3.2 million of severance costs related to the reorganization of certain departments that impacted a limited number of employees.

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

Set forth below is a reconciliation of net income to FFO and CFFO for the three and nine months ended September 30, 2023 and 2022 (in thousands, except share and per share information):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2023		2022		2023		2022
	Amount	Per Share(1)	Amount	Per Share(2)	Amount	Per Share(1)	Amount	Per Share(2)
Net income	$3,986	$0.02	$16,653	$0.07	$23,847	$0.10	$86,135	$0.38
Adjustments:
Real estate depreciation and amortization	55,217	0.24	49,347	0.22	162,205	0.70	199,588	0.88
Our share of real estate depreciation and amortization from investments in unconsolidated real estate entities	486	—	1,388	0.01	1,479	0.01	1,904	0.01
Loss on impairment (gain on sale) of real estate assets net, excluding prepayment gains	11,268	0.05	—	—	10,954	0.05	(94,712)	(0.42)
FFO	$70,957	$0.31	$67,388	$0.30	$198,485	$0.86	$192,915	$0.85

FFO	$70,957	$0.31	$67,388	$0.30	$198,485	$0.86	$192,915	$0.85
Adjustments:
Other depreciation and amortization	329	—	375	—	860	0.01	1,100	—
Casualty losses (gains), net	35	—	(191)	—	866	0.01	(7,176)	(0.03)
Loan (premium accretion) discount amortization, net	(2,747)	(0.01)	(2,750)	(0.01)	(8,239)	(0.04)	(8,245)	(0.04)
Prepayment (gains) losses on asset dispositions	—	—	—	—	(670)	—	—	—
Other expense (income)	429	—	(765)	(0.01)	663	—	(1,438)	(0.01)
Merger and integration costs	—	—	275	—	—	—	3,477	0.02
Restructuring costs	—	—	—	—	3,213	0.01	—	—
CFFO	$69,003	$0.30	$64,332	$0.28	$195,178	$0.85	$180,633	$0.79
(1)Based on 230,444,945 and 230,334,398 weighted-average shares and units outstanding for the three and nine months ended September 30, 2023.
(2)Based on 228,051,780 and 227,933,320 weighted-average shares and units outstanding for the three and nine months ended September 30, 2022.
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
Set forth below is a reconciliation of GAAP net income to Same-Store Portfolio NOI for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	% change	2023	2022	% change
Net income	$3,986	$16,653	(76.1)%	$23,847	$86,135	(72.3)%
Other revenue	(232)	(300)	(22.7)%	(826)	(805)	2.6%
Property management expenses	7,232	5,744	25.9%	20,421	17,440	17.1%
General and administrative expenses	3,660	5,625	(34.9)%	17,724	20,521	(13.6)%
Depreciation and amortization expense	55,546	49,722	11.7%	163,066	200,688	(18.7)%
Casualty losses (gains), net	35	(191)	(118.3)%	866	(7,176)	(112.1)%
Interest expense	22,033	22,093	(0.3)%	66,383	63,618	4.3%
Loss on impairment (gain on sale) of real estate assets, net	11,268	—	100.0%	10,284	(94,712)	(110.9)%
Other loss (income), net	369	(765)	(148.2)%	348	(1,501)	(123.2)%
Loss from investments in unconsolidated real estate entities	1,178	1,477	(20.2)%	3,158	2,411	31.0%
Merger and integration costs	—	275	(100.0)%	—	3,477	(100.0)%
Restructuring costs	—	—	—%	3,213	—	100.0%
NOI	105,075	100,333	4.7%	308,484	290,096	6.3%
Less: Non same-store portfolio NOI	4,063	3,937	3.2%	11,266	10,759	4.7%
Same-store portfolio NOI (a)	$101,012	$96,396	4.8%	$297,218	$279,337	6.4%
(a)Same-Store Portfolio for the three and nine months ended September 30, 2023 and 2022 included 115 properties containing 34,197 units.

Set forth below is Same-Store Portfolio NOI for the three and nine months ended September 30, 2023 and 2022 (in thousands, except per unit data):

	Three Months Ended September 30,(a)			Nine Months Ended September 30,(a)
	2023	2022	% change	2023	2022	% change
Revenue:
Rental and other property revenue	$161,811	$153,584	5.4%	$474,751	$446,460	6.3%
Property Operating Expenses
Real estate taxes	19,381	18,727	3.5%	58,325	57,630	1.2%
Property insurance	4,344	3,536	22.9%	11,351	9,343	21.5%
Personnel expenses	12,828	12,103	6.0%	37,313	36,752	1.5%
Utilities	8,165	8,021	1.8%	23,576	22,419	5.2%
Repairs and maintenance	6,389	6,013	6.3%	18,726	16,315	14.8%
Contract services	5,936	5,391	10.1%	17,630	15,362	14.8%
Advertising expenses	2,042	1,487	37.3%	5,087	3,947	28.9%
Other expenses	1,714	1,910	(10.3)%	5,525	5,355	3.2%
Total property operating expenses	60,799	57,188	6.3%	177,533	167,123	6.2%
Same-store portfolio NOI	$101,012	$96,396	4.8%	$297,218	$279,337	6.4%

Same-store portfolio NOI Margin	62.4%	62.8%	(0.4)%	62.6%	62.6%	—%
Average Occupancy	94.6%	94.2%	0.4%	93.9%	95.1%	(1.2)%

Average effective monthly rent, per unit	$1,549	$1,484	4.4%	$1,536	$1,426	7.7%
(a)Same-Store Portfolio for the three and nine months ended September 30, 2023 and 2022 included 115 properties containing 34,197 units.
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
•the use of our cash and cash equivalents of $17.2 million as of September 30, 2023;
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
Cash Flows
As of September 30, 2023 and 2022, we maintained cash and cash equivalents, and restricted cash of approximately $49.0 million and $59.6 million, respectively. Our cash and cash equivalents were generated from the following activities (dollars in thousands):

	For the Nine Months Ended September 30,
	2023	2022
Cash flow provided by operating activities	$202,992	$191,241
Cash flow used in investing activities	(142,617)	(174,162)
Cash flow used in financing activities	(55,404)	(23,168)
Net change in cash and cash equivalents, and restricted cash	4,971	(6,089)
Cash and cash equivalents, and restricted cash, beginning of period	44,017	65,671
Cash and cash equivalents, and restricted cash, end of the period	$48,988	$59,582
Our cash inflows from operating activities during the nine months ended September 30, 2023 and 2022 were primarily driven by ongoing operations of our properties.
Our cash outflows from investing activities during the nine months ended September 30, 2023 were primarily due to $111.9 million of capital expenditures, $23.2 million of investments in unconsolidated real estate entities, and $48.5 million of investments in real estate under development, partially offset by $35.6 million of proceeds from one property disposition. Our cash outflows from investing activities during the nine months ended September 30, 2022 were primarily due $201.8 million of acquisitions of real estate properties, $55.6 million of capital expenditures, $51.4 million of investments in unconsolidated real estate entities, and $40.0 million of investments in real estate under development partially offset by $155.6 million of proceeds from four property dispositions and proceeds from insurance claims of $15.7 million.
Our cash outflows from financing activities during the nine months ended September 30, 2023 were primarily due to payment of dividends on our common stock and noncontrolling interests of $101.6 million partially offset by $57.5 million of net draws on our unsecured revolver. Our cash outflows from financing activities during the nine months ended September 30, 2022 were primarily due to credit facility and term loan repayments of $666.5 million and payment of dividends on our common stock and noncontrolling interests of $76.4 million partially offset by $687.5 million of proceeds from unsecured credit facilities and term loan restructurings and $48.8 million of proceeds from the issuance of common stock.
Contractual Obligations
Our 2022 Annual Report on Form 10-K includes a table of contractual obligations. There were no material changes to these obligations since the filing of our 2022 Annual Report on Form 10-K.
Off-Balance Sheet Arrangements
There were no off-balance sheet arrangements during the nine months ended September 30, 2023 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our interests.

Critical Accounting Estimates and Policies
Our 2022 Annual Report on Form 10-K contains a discussion of our critical accounting policies. Management discusses our critical accounting policies and management’s judgments and estimates with the audit committee of our board of directors. There were no material changes to our critical accounting policies since the filing of our 2022 Annual Report on Form 10-K.
Item 3.    Quantitative and Qualitative Disclosure About Market Risk.
Our 2022 Annual Report on Form 10-K contains a discussion of qualitative and quantitative market risks. There have been no material changes in quantitative and qualitative market risks during the nine months ended September 30, 2023 from the disclosures included in our 2022 Annual Report on Form 10-K.
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
Effective as of September 30, 2023, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation referred to above during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The Company has been named as a party in certain litigation filed in the U.S. District Court for the Middle District of Tennessee on behalf of putative classes of consumers alleging collusion among RealPage, Inc. ("RealPage"), us, and 46 other defendants who own or manage multifamily rental housing, to fix, raise, maintain, and stabilize multifamily rental housing pricing in violation of Section 1 of the Sherman Act. We deny all allegations of wrongdoing and will continue to vigorously defend the action.
Item 1A.    Risk Factors.
There have not been any material changes from the risk factors disclosed in Part 1, Item 1A of our 2022 Annual Report on Form 10-K.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
During the three and nine months ended September 30, 2023, holders of IROP units exchanged 0 and 144,600 units, respectively, for 0 and 144,600 shares, respectively, of our common stock. The exchange of units for shares and the issuance of shares is exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act. As of September 30, 2023, 5,946,571 IROP units held by unaffiliated third parties remained outstanding.
During the three months ended September 30, 2023, we withheld shares of common stock to satisfy employee tax withholding obligations payable upon the vesting of restricted common stock awards as follow:

Period	Total Number of Shares Purchased	Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
Jul 2023	1,478	$17.68	—	$250,000
Aug 2023	—	—	—	250,000
Sep 2023	—	—	—	250,000
Total	1,478	$17.68	—
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
Item 3.    Defaults Upon Senior Securities.
None.
Item 4.    Mine Safety Disclosures.
None.

Item 5.    Other Information.
During the three months ended September 30, 2023, none of the Company's directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).
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
Equity Distribution Agreement, dated July 28, 2023, by and among Independence Realty Trust, Inc., Independence Realty Operating Partnership, L.P., the Managers and the Forward Purchasers (including the form of Confirmation), incorporated by reference to Exhibit 1.1 to IRT’s Current Report on Form 8-K filed on July 28, 2023.

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

101
iXBRL (Inline eXtensible Business Reporting Language). The following materials, formatted in iXBRL: (i) Condensed Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2023 and 2022, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2023 and 2022, (iv) Condensed Consolidated Statements of Changes in Equity for the three and nine months ended September 30, 2023 and 2022, (v) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2023 and 2022 and (vi) notes to the condensed consolidated financial statements as of September 30, 2023.

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

Independence Realty Trust, Inc.

Date: October 31, 2023	By:	/s/ SCOTT F. SCHAEFFER
Scott F. Schaeffer
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: October 31, 2023	By:	/s/ JAMES J. SEBRA
James J. Sebra
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: October 31, 2023	By:	/s/ JASON R. DELOZIER
Jason R. Delozier
Chief Accounting Officer
(Principal Accounting Officer)