Form 10-K
period 2023-12-31
INDEPENDENCE REALTY TRUST, INC.
filed 2024-02-28
CIK 1466085

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
(Registrant’s telephone number, including area code) (267) 270-4800

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
If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements Yes ☐ No ☒
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to § 240.10D-1(b). Yes ☐ No ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the shares of common stock of the registrant held by non-affiliates of the registrant, based upon the closing price of such shares on June 30, 2023 of $18.22, was approximately $4,178,432,430.
As of February 23, 2024 there were 224,773,702 shares of the registrant’s common stock issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement for registrant’s 2024 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

INDEPENDENCE REALTY TRUST, INC.

EXPLANATORY NOTE
As used herein, the terms “we,” “our,” “us” and “IRT” refer to Independence Realty Trust, Inc., a Maryland corporation, and, as required by context, Independence Realty Operating Partnership, LP, a Delaware limited partnership, which we refer to as IROP, and their subsidiaries. Our multifamily apartment communities are referred to as “communities,” “properties,” “apartment properties,” and “multifamily properties.”
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
The Securities and Exchange Commission (the “SEC”), encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This annual report on Form 10-K contains or incorporates by reference such “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 (the "Securities Act"), as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act").
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

PART I
ITEM 1.    Business
Our Company
IRT, a Maryland corporation, is a self-administered and self-managed real estate investment trust (“REIT”) that acquires, owns, operates, improves and manages multifamily apartment communities across non-gateway U.S. markets. As of December 31, 2023, we owned and operated 116 multifamily apartment properties (including one owned through a consolidated joint venture) that contain an aggregate of 34,431 units. These properties are located in Alabama, Colorado, Florida, Georgia, Indiana, Kentucky, North Carolina, Ohio, Oklahoma, South Carolina, Tennessee, and Texas. In addition, as of December 31, 2023, we owned two investments in real estate under development in Denver, Colorado that will, upon completion, contain an aggregate of 621 units. As of December 31, 2023, we also owned interests in four unconsolidated joint ventures, two of which own and operate multifamily apartment properties that contain an aggregate of 810 units and two that are developing multifamily apartment properties that will, upon completion, contain an aggregate of 653 units. We do not have any foreign operations and our business is not seasonal. Our principal executive offices are located at 1835 Market Street, Suite 2601, Philadelphia, PA 19103 and our telephone number is (267) 270-4800.
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
•Acquire properties that have operating upside through professional property management strategies. We have expertise in acquiring and managing properties to maximize the net operating income of such properties through effective marketing and leasing, disciplined management of rental rates and efficient expense management. We seek to acquire properties that we believe possess significant prospects for increased occupancy and rental revenue growth. Our target profile for acquisitions currently is midrise/garden-style apartments containing 150-500 units with high quality amenities that we can acquire at less than replacement cost in the $35 million to $125 million price range with a three to fifteen-year operating track record. We do not intend to limit ourselves to properties in this target profile, however, and we may make acquisitions outside of this profile or change our target profile whenever market conditions warrant. We may also deploy capital through joint ventures with unaffiliated third parties to facilitate future acquisitions or development of multifamily communities.
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
2023 Developments
2023 Property Sales and Properties Held for Sale
During the three months ended March 31, 2023, we sold one multifamily apartment community for a gross sales price of $37.3 million and recognized a gain on sale of $1.2 million. Proceeds from the sale were used to reduce our indebtedness.
Our Portfolio Optimization and Deleveraging Strategy
On October 26, 2023, our Board of Directors approved a plan, which we refer to as our Portfolio Optimization and Deleveraging Strategy, which targeted the sale of 10 properties located in seven markets in order to exit or reduce our presence in these markets while also deleveraging our balance sheet.
During the three months ended December 31, 2023, we sold four of these targeted properties, totaling 996 units, for an aggregate gross sale price of $200.7 million and recognized an aggregate impairment loss on sale of $34.8 million. These sales represent a reduction in our exposure to the Denver, Colorado market and our exit from the Chicago, Illinois, Norfolk, Virginia, and Fort Wayne, Indiana markets.
As discussed further below, as of December 31, 2023, the six remaining properties targeted for sale under our Portfolio Optimization and Deleveraging Strategy were classified as held for sale. We sold two of these properties, totaling 648 units, subsequent to December 31, 2023 for an aggregate gross sale price of $128 million. In addition, as of the date of this Annual Report, we have executed contracts of sale for the four remaining properties and expect to consummate these sales in the first quarter of 2024. Once the sale of all 10 properties has been completed, we expect to have generated $525 million in gross sales proceeds, used net proceeds to reduce our debt by approximately $519 million and to have exited five single asset markets.
While the four remaining properties that are part of the Portfolio Optimization and Deleveraging Strategy are under contracts of sale, there can be no assurance that the sales will be consummated at expected pricing levels, within expected time frames, or at all.
Value Add Initiative
Our Value Add Initiative, comprised of renovations and upgrades at selected communities to drive increased rental rates, commenced in 2018 and currently has a pipeline of 13,281 units across 41 properties identified for renovation and upgrade. Through December 31, 2023, we renovated 7,771 of the 13,281 units currently owned at an average cost per unit of $15,716 and achieved a return on our total renovation costs for these units of 17.7% (and approximately 19.5% on the interior portion of such renovation costs). We compute return on cost by using the rent premium per unit per month, multiplied by 12, divided by the applicable renovation costs per unit and we compute the rent premium as the difference between the rental rate on the renovated unit (excluding the impact of concessions) and the market rent for a comparable unrenovated unit as of the date presented, as determined by management consistent with its customary rent-setting and evaluation procedures, including its views of third party rental rates. We expect to begin renovations at the remaining value add projects contemplated in connection with our Value Add Initiative at the selected communities throughout 2024.

Investment in Unconsolidated Real Estate Entities
To create another avenue for accretive capital allocation and to increase our options for capital investment, we have partnered with, and may in the future partner with, developers through preferred equity investments and joint venture relationships focused on new multifamily development.
We did not make new investments in unconsolidated real estate entities during the year ended December 31, 2023. However, we continued to fund commitments to our existing investments in unconsolidated real estate entities. As of December 31, 2023 and December 31, 2022, we had investments in unconsolidated real estate of $89.0 million and $80.2 million, respectively.
During 2023, we entered into an amendment to the Virtuoso joint venture agreement which provided us with control over the major decisions that most significantly impact the joint venture and removed our joint venture partner’s rights to a promote interest. As a result of the amendment, we reassessed the accounting for Virtuoso, a former unconsolidated real estate entity, that consists of 178 units in Huntsville, Alabama, during the quarter ended September 30, 2023. Because we concluded that Virtuoso is a voting interest entity and that we now control the major decisions that most significantly impact the joint venture through our 90% voting interest, we began consolidating the assets and liabilities and operating results of Virtuoso, effective August 1, 2023. In accordance with FASB Topic ASC 805, upon consolidation, we recognized the assets and liabilities of Virtuoso at carryover basis, allocating the individual assets and liabilities based upon their relative fair values on our consolidated balance sheets.
Capital Markets
Shelf Registration Statement
On June 14, 2023, we replaced our previous shelf registration statement with our new shelf registration statement. On July 28, 2023, we entered into an equity distribution agreement pursuant to which we may from time to time offer and sell shares of our common stock under our shelf registration statement having an aggregate offering price of up to $450 million (the “2023 ATM Program”) in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act. Under the 2023 ATM Program, we may also enter into one or more forward sale transactions for the sale of shares of our common stock on a forward basis. There were no forward sale transactions as of December 31, 2023, and no shares of our common stock were sold under the 2023 ATM Program during the year ended December 31, 2023.
Swap Agreement
On March 16, 2023, we entered into an interest rate swap contract with a notional value of $200 million, a strike rate of 3.39% and a maturity date of March 17, 2030. We designated this interest rate swap as a cash flow hedge at inception and determined that the hedge is highly effective in offsetting interest rate fluctuations associated with the identified indebtedness.
Financing Strategy
We use a combination of debt and equity sources to fund our business objectives. We seek to maintain a capital structure that provides us with the flexibility to manage our business and pursue our growth strategies, while allowing us to service our debt requirements and generate appropriate risk-adjusted returns for our stockholders. We believe these objectives are best achieved by a capital structure that consists of common equity and prudent amounts of debt financing. However, we may raise capital in any form and under terms that we deem acceptable and in our best interests. Our longer-term goal is to reduce our leverage ratio by growing the net operating income at our communities through rental increases, including those driven by value add initiatives, and prudent expense management. If our Board of Directors changes our policies regarding our use of leverage, we expect that it will consider many factors, including, our long-term strategic plan, the leverage ratios of publicly traded REITs with similar investment strategies, the cost of leverage as compared to expected net operating income and general market conditions. For further description of our indebtedness at December 31, 2023, see “Part II-Item 8 Financial Statements and Supplementary Data-Note 6: Indebtedness” below. See also “Part I-Item 1A. Risk Factors – Risks Associated with Debt Financing” below for more information about risks associated with indebtedness and operating on a leveraged basis.

Development and Structure of Our Company; Segment
IRT was formed as a Maryland corporation on March 26, 2009 and conducts its business through a traditional umbrella partnership REIT (“UPREIT”) structure in which all of its assets are held by, and substantially all of its operations are conducted through, IRT’s operating partnership, IROP and subsidiaries of IROP. IROP was formed as a Delaware limited partnership on March 27, 2009. IRT is the sole general partner of IROP and manages and controls its business. As of December 31, 2023, IRT owned a 97.4% interest in IROP. The remaining 2.6% consists of IROP units issued to third parties in exchange for direct or indirect contributions of interests in properties to IROP. As limited partners in IROP, holders of IROP units have limited approval rights. As discussed above, holders of IROP units have the right to tender their IROP units to us from time to time for cash in an amount equal to the market price (based on a trailing average computation) of an equivalent number of shares of IRT common stock at the time we receive notice of the exchange. We have the option, in lieu of paying cash, to settle the exchange for a number of shares of IRT common stock equal to the number of IROP units tendered for exchange.
Our wholly owned subsidiary, IRT Management, LLC (“IRT Management”), which was formed on October 26, 2016, is a full-service apartment property management company that, as of December 31, 2023 managed 34,431 apartment units, all of which are owned by us. IRT Management provides services to us in connection with the rental, leasing, operation and management of our properties. Substantially all of our assets are comprised of multifamily real estate assets generally leased to residents for a term of one-year or less. Therefore, we aggregate our real estate assets for reporting purposes and operate in one reportable segment, see “Part II-Item 8, Financial Statements and Supplementary Data-Note 12: Segment Reporting” below.
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
Sustainability
In 2022, we published our inaugural Sustainability Report, which disclosed our sustainability progress and vision for the future as we continue to integrate Environmental, Social and Governance (ESG) initiatives into our business strategy. The data and disclosures within the report were aligned with the Sustainability Accounting Standards Board (SASB) Standards for the real estate industry. We also identified the United Nations Sustainable Development Goals (SDGs) that we believe best aligned with our business activities and key priorities.
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
We are especially proud of our efforts in advancing reforestation by sponsoring the planting of one tree for every new move-in at one of our residential communities. The reforestation projects we have supported are located in Florida, Montana, Texas and Appalachia. Through these projects, our goal of offsetting our carbon emissions is implemented by directly restoring our natural environment. Since the inception of the IRTree Project in April 2020, we have successfully planted over 37,000 trees, one for each new move-in, across multiple regions of the United States including Apalachicola and Myakka State Forests in Florida and Texas, respectively.
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
Our People. As of December 31, 2023, we had 952 employees, all of whom were employed in the United States, and none of whom are covered by collective bargaining agreements. We have experienced no material interruptions of our operations due to disputes with our employees.
Diversity, Equity and Inclusion. We consider diversity, equity and inclusion to be an essential part of our foundation, culture, and identity. We believe that our commitment to diversity, equity and inclusion is not only objectively moral but also unites us as co-workers and connects us with the residents we serve. 64% of the individuals in our workforce self-identify as Male and 36% as Female, while 37% self-identify as Caucasian, 27% as Hispanic/Latinx, 23% as African American, 2% as Asian and 11% as other races or ethnicities.
In order to cultivate a culture that supports our diversity, equity and inclusion efforts, we provide training on the importance of diversity, equity and inclusion and celebrate the diversity of our employees and residents. Throughout the year, we recognize and celebrate appreciation days and heritage months such as Black History Month, International Women’s Day, Pride Month and Hispanic Heritage Month. Additionally, we support our employees through mentor programs and affinity groups such as our Diversity, Equity and Inclusion Committee, whose mission is to formulate and propose diversity, equity and inclusion initiatives consistent with our purpose, strategies, and business objectives and IRT WOMEN, whose mission is to provide a network for advancing the individual and professional needs of women within IRT. In addition, we promote pay equity with clear and consistent performance criteria, performance reviews, and non-discriminatory pay practices.
Training and Development and Program. We are committed to providing the resources to engage our employees and enhance their educational and professional growth. We provide technical and leadership training to employees through more than 300 on-demand e-learning courses. Many of our employees completed leadership training courses and our Service teams receive training through a combination of online courses, simulation training, and on-site, hands-on training. In addition to company-specific training, we have established professional education benefits and guidelines under which our team members may receive financial assistance for professional certifications and continued education.
Compensation, Benefits, Safety and Wellness. In addition to offering competitive salaries and wages, we offer our employees incentive compensation linked to the achievement of individual and corporate goals, and all of our employees receive stock-based compensation that vests over a number of years. We believe that tying compensation to specific goals and providing our employees’ an ownership interest in the company through stock awards aligns their interests more closely with those of our shareholders. We also offer comprehensive health and retirement benefits to eligible employees. Our current employee benefits include, but are not limited to, Medical, Prescription Drug, Dental and Vision Plans, Health Savings Accounts (HSA), Short-Term and Long-Term Disability Income, Life and Accidental Death and Dismemberment Insurance, Paid Time Off, Adoption Benefits, telemed services and a company-matched 401(K) Retirement Savings Plan. Our core health and welfare benefits are supplemented with a variety of specific programs designed to promote our employees’ well-being. These benefits help further stimulate an environment where we support and reward the efforts of our employees and their families to maintain and improve their overall well-being, their future plans, and their performance excellence.

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
Qualification as a Real Estate Investment Trust
We elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, (the “Code”), commencing with our taxable year ended December 31, 2011. We recorded no income tax expense for the years ended December 31, 2023, 2022, and 2021.
To continue to qualify as a REIT, we must continue to meet certain tests which, among other things, generally require that our assets consist primarily of real estate assets, our income be derived primarily from real estate assets, and that we distribute at least 90% of our REIT taxable income (other than our net capital gains) to our stockholders annually. If we maintain our qualification as a REIT, we generally will not be subject to U.S. federal corporate income taxes on our net income to the extent we distribute such net income to our stockholders annually. Even if we continue to qualify as a REIT, we will continue to be subject to certain federal, state and local taxes on our income and our property. We believe that we are organized and operate in such a manner as to continue to qualify and maintain treatment as a REIT and we intend to operate in such a manner so that we will remain qualified as a REIT for federal income tax purposes. For a discussion of the tax implications of our REIT status to us and our stockholders, see “Material U.S. Federal Income Tax Considerations” contained in Exhibit 99.1 to this Annual Report on Form 10-K.

The table below reconciles the differences between reported net income, total taxable income and estimated REIT taxable income for the three years ended December 31, 2023 (dollars in thousands):

	For the Years Ended December 31,
	2023	2022	2021
Net (loss) income	$(17,807)	$120,659	$45,529
Add (deduct):
Depreciation and amortization differences	48,013	76,021	9,280
Gain/loss differences	173,337	10,457	(1,344)
Other book to tax differences:
Share-based compensation expense	(5,744)	(8,099)	(392)
Non Deductible Merger and integration costs	—	—	28,381
Other	8,036	414	12,974
Total taxable income	$205,835	$199,452	$94,428
Deductible capital gain distribution	(102,877)	(119,120)	(78,181)
Taxable income allocable to noncontrolling interest	(4,854)	(5,078)	(660)
Estimated REIT taxable income before dividends paid deduction	$98,104	$75,254	$15,587
For the year ended December 31, 2023, the tax classification of our dividends on common shares was as follows:

Record Date	Payment Date	Dividend Paid	Ordinary Income	Total Capital Gain Distribution	Unrecaptured Section 1250 Gain	Return of Capital	Section 199A
3/31/2023	4/21/2023	$0.1400	$0.0364	$0.1036	$0.0560	$—	$0.0364
6/30/2023	7/21/2023	0.1600	0.0417	0.1183	0.0640	—	0.0417
9/29/2023	10/20/2023	0.1600	0.0417	0.1183	0.0640	—	0.0417
12/29/2023	1/19/2024	0.1600	0.0417	0.1183	0.0640	—	0.0417
		$0.6200	$0.1615	$0.4585	$0.2480	$—	$0.1615
For the year ended December 31, 2022, the tax classification of our dividends on common shares was as follows:

Record Date	Payment Date	Dividend Paid	Ordinary Income	Total Capital Gain Distribution	Unrecaptured Section 1250 Gain	Return of Capital	Section 199A
4/1/2022	4/22/2022	$0.1200	$0.0011	$0.1189	$0.0185	$—	$0.0011
7/1/2022	7/22/2022	0.1400	0.0013	0.1387	0.0216	—	0.0013
9/30/2022	10/21/2022	0.1400	0.0013	0.1387	0.0216	—	0.0013
12/30/2022	1/20/2023	0.1400	0.0013	0.1387	0.0216	—	0.0013
		$0.5400	$0.0050	$0.5350	$0.0833	$—	$0.0050
Insurance
Our multifamily properties are covered by all risk property insurance covering the replacement cost for each building and business interruption and rental loss insurance. On a case-by-case basis, based on an assessment of the likelihood of the risk, availability and cost of insurance, and in accordance with standard market practice, we obtain property and casualty insurance. We carry comprehensive liability insurance and umbrella policies for each of our properties at levels which we believe are prudent in light of our business activities and are in accordance with standard market practice. We seek certain extensions of coverage, valuation clauses, and deductibles in accordance with standard market practice and availability. Although we may carry insurance for potential losses associated with our multifamily properties, we may still incur losses due to uninsured risks, deductibles, co-payments or losses in excess of applicable insurance coverage and those losses may be material. In addition, we generally obtain title insurance policies when we acquire a property, with each policy covering an amount equal to the initial purchase price of each property. Accordingly, any of our title insurance policies may be in an amount less than the current value of the related property.
Clawback Policy
On October 18, 2023, we adopted our Clawback Policy to provide for the recoupment of certain incentive compensation pursuant to Section 954 of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, in the manner required by Section 10D of the Exchange Act, Rule 10D-1 promulgated thereunder, and NYSE listing standards. Our Clawback Policy is filed with this Annual Report as Exhibit 97. In addition, our Clawback policy is available on our website, www.irtliving.com, and copies of our Clawback Policy can be obtained, free of charge, upon written request to Investor Relations, 1835 Market Street, Philadelphia, PA 19103.
Insider Trading Policy
We maintain an Insider Trader Policy governing the purchase, sale and other dispositions of our securities by directors, officers and employees that is designed to promote compliance with insider trading laws, rules and regulations and NYSE listing standards. A copy of our Insider Trading Policy is available on our website, www.irtliving.com. In addition to being accessible through our website, copies of our Insider Trading Policy can be obtained, free of charge, upon written request to Investor Relations, 1835 Market Street, Philadelphia, PA 19103.
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

ITEM 1A.    Risk Factors
You should carefully consider these risk factors, together with all of the other information included in this Annual Report on Form 10-K, including our consolidated financial statements and the related notes thereto, before you decide whether to make an investment in our securities. The Risk Factor Summary that follows should be read in conjunction with the detailed description of risk factors below. The risks set forth below are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, prospects, financial condition, cash flows, liquidity, funds from operations, results of operations, stock price, ability to service our indebtedness, and/or ability to make cash distributions to our security holders (including those necessary to maintain our REIT qualification). In such case, the value of our common stock and the trading price of our securities could decline, and you may lose all or a significant part of your investment. Some statements in the following risk factors constitute forward-looking statements. Please refer to the explanation of the qualifications and limitations on forward-looking statements under “Forward-Looking Statements” of this Form 10-K.
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
•International military conflicts or war could negatively impact our business, increase costs, and increase the likelihood of a cybersecurity incident.
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
•New strains of the COVID-19 virus or other infectious diseases could adversely affect our business operations.
•We are subject to ESG risks that could adversely affect our reputation and the market price of our securities.

Risks Associated with Debt Financing
•We plan to incur mortgage indebtedness and other borrowings and are not limited in the amount or percentage of indebtedness that we may incur, which may increase our business risk.
•Debt financing and other required capital may not be available to us or may only be available on unfavorable terms.
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
•We may be adversely affected by our use of SOFR as the base rate for our unsecured debt due to SOFR's limited history and its potential to be volatile.
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
•Dividends paid by REITs generally do not qualify for the reduced tax rates applicable to qualified dividend income provided under current law.
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
•The income of TRSs will be subject to federal and possibly state corporate income tax.
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
As of December 31, 2023, substantially all of our investments are concentrated in the multifamily apartment sector. As a result, we are subject to risks inherent in investments in a single type of property. A downturn or slowdown in the demand for multifamily housing may have more pronounced effects on our results of operations or on the value of our assets than if we had diversified our investments into more than one asset class.
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
We recently experienced impairment charges and may in the future experience a decline in the fair value of our assets and be forced to recognize additional impairment charges, which could materially and adversely impact our financial condition, liquidity and results of operations and the market price of our common stock.
During the year ended December 31, 2023, we recognized an aggregate of $66.5 million in impairment charges. A further decline in the fair value of our assets may require us to recognize an impairment against such assets under generally accepted accounting principles as in effect in the United States (“GAAP”), if we were to determine that, with respect to any assets in unrealized loss positions, we do not have the ability and intent to hold such assets to maturity or for a period of time sufficient to allow for recovery to the amortized cost of such assets. If such a determination were to be made, we would recognize unrealized losses through earnings and write down the amortized cost of such assets to a new cost basis, based on the fair value of such assets on the date they are considered to be impaired. Such impairment charges reflect non-cash losses at the time of recognition; and subsequent disposition or sale of such assets could further affect our future losses or gains, as they are based on the difference between the sale price received and adjusted amortized cost of such assets at the time of sale. If we are required to recognize asset impairment charges in the future, these charges could materially and adversely affect our financial condition, liquidity, results of operations and the per share trading price of our common stock.
The international military conflicts between Russia and Ukraine and in the Middle East could negatively impact our business, increase costs, and increase the likelihood of a cyber-attack.
The military conflicts between Russia and Ukraine and in the Middle East may increase the likelihood of material disruptions to our business and may negatively impact our financial condition and results of operations. Potential impacts of these military conflicts include the following:
•an increase in oil and gas prices are likely to contribute to inflation, which may make it more challenging for residents to meet their ongoing rental payment obligations and which may result in higher construction costs;
•an increase in the likelihood of supply chain disruptions, making it harder for us to find favorable pricing and reliable sources for the materials we need for our value add initiative and putting upward pressure on our costs; and
•an increase in cybersecurity risks generally as Russia and Iran and Russia- or Iran-aligned cyber threat groups and cyber-crime groups react to the U.S.’s response to and involvement in these conflicts.

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
Substantial inflationary pressures could have a negative effect on our rental rates and have had and could continue to have a negative effect on our property operating expenses.
The general risk of inflation is that interest on our debt, general and administrative expenses and other expenses, including our costs of personnel, capital improvements and expenditures, increase at a rate faster than increases in our residential rental rates, which would adversely affect our financial condition or results of operations.
For the year ended December 31, 2023, our property operating expenses increased $12.1 million, which was primarily due to a $11.5 million increase in same-store property operating expenses, primarily due to inflationary pressures resulting in higher contract services, insurance expenses, and repairs and maintenance during the year ended December 31, 2023.
Monetary policy actions by the U.S. Federal Reserve could adversely impact our financial condition and our ability to make distributions to our stockholders.
During 2023, the U.S. Federal Reserve increased the target range for the federal funds rate by a total of 100 basis points in response to sticky inflation. As of December 31, 2023, the federal funds rate was set at a range from 5.25% to 5.50% and this range was subsequently maintained at the U.S. Federal Reserve's January 2024 meeting. In considering any adjustments to the target range for the federal funds rate, the U.S. Federal Reserve has indicated that it will carefully assess incoming economic data, the evolving outlook for inflation, and the balance of risks. The U.S. Federal Reserve has indicated that it does not expect it will be appropriate to reduce the target range until it has gained greater confidence that inflation is moving sustainably toward 2% and is committed to returning inflation to its 2% objective. Should the U.S. Federal Reserve raise the federal funds rate in the future, it will likely result in an increase in market interest rates, which will increase our interest expense under our variable-rate borrowings and the costs of refinancing existing indebtedness or obtaining new debt. In addition, increases in market interest rates may result in a decrease in the value of our real estate and a decrease in the market price of our common stock. Increases in market interest rates may also adversely affect the securities markets generally, which could reduce the market price of our common stock without regard to our operating performance. Any such unfavorable changes to our borrowing costs and stock price could significantly impact our ability to raise new debt and equity capital going forward.
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
As of December 31, 2023, the average age of our multifamily communities was approximately 18 years. While the majority of our properties are newly-constructed or have undergone substantial renovations since they were constructed, older properties may carry certain risks including unanticipated repair costs, increased maintenance costs as older properties continue to age, and cost overruns due to the need for special materials and/or fixtures specific to older properties. Although we take a proactive approach to property preservation, utilizing a preventative maintenance plan, and selective improvements that mitigate the cost impact of maintaining exterior building features and aging building components, if we are not able to cost-effectively maximize the life of our properties, we may incur greater than anticipated capital expenditure costs which may adversely affect our ability to make distributions to our stockholders.
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
The properties or businesses that we have acquired, including through the acquisition of Steadfast Apartment REIT, Inc. and Steadfast Apartment REIT Operating Partnership, L.P. on December 16, 2021 (the "STAR Merger"), or may acquire, may be subject to unknown or contingent liabilities for which we have limited or no recourse against the sellers. Unknown or contingent liabilities might include liabilities related to, among other things, the cleanup or remediation of undisclosed environmental conditions, liens or clouds on title, hidden defects in the physical condition of the property, non-compliance with zoning laws, building codes, or other legal requirements, many of which may not be known to us at the time of acquisition, liabilities under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), claims of residents, vendors or other persons dealing with the entities prior to the acquisition of such property, tax liabilities, and accrued but unpaid liabilities whether incurred in the ordinary course of business or otherwise. If any claim was asserted against us relating to those properties or entities, or if any adverse condition existed with respect to the properties or entities, we might have to pay substantial sums to settle or cure it, which could adversely affect our cash flow and operating results. While we will attempt to obtain appropriate representations and undertakings from the sellers of the properties or entities we acquire, many liabilities, including tax liabilities, may not be identified within the applicable contractual indemnification period, in which case we may have no recourse against any of the owners from whom we acquired such properties for these liabilities, or the sellers may not have the resources to satisfy their indemnification obligations if a liability arises. The existence of such liabilities could significantly adversely affect the value of the property subject to such liability.
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
In the event extreme weather conditions such as prolonged changes in precipitation and temperature become more common or severe in areas where our communities are located, we may experience a decrease in demand for our communities located in these areas or affected by these conditions, which may lead to a decline in the value of these communities. We may also see an increase in costs resulting from increased maintenance related to water damage, wind and hail, or the removal of snow and ice, or we may be required to increase capital expenditures on resiliency measures designed to lessen the impact of severe weather. In addition, changes in federal, state, and local legislation and regulation based on concerns about climate change and increasing climate-related disclosures, including the rules proposed by the SEC, could result in increased capital expenditures to improve the energy efficiency of our existing properties without a corresponding increase in revenues or may increase compliance and data collection costs if, and when, such laws and regulations become effective.
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
Investors may consider the steps taken and resources allocated by multifamily owners and operators and other commercial organizations to address ESG matters when making investment and operational decisions. Certain investors are beginning to incorporate the business risks of climate change and the adequacy of companies’ responses to the risks posed by climate change and other ESG matters into their investment theses. These shifts in investing priorities may result in adverse effects on the market price of our securities to the extent that investors determine that we have not made sufficient progress on ESG matters.
In 2022 we published our inaugural Sustainability Report. A risk exists that we fail to meet announced goals and targets stated in such report or in future reports. In addition, there is a risk that such reports contain inaccurate or incomplete data, and/or that we have inadequate internal controls related to the disclosure of ESG data. If we disclose inaccurate or incomplete data, or we fail to maintain effective internal controls over our ESG data, it could result in a material misstatement of our financial statements that may not be prevented or detected on a timely basis, which could cause investors, analysts and others to lose confidence in our reported financial information. Our inability to remedy any additional deficiencies or material weaknesses that may be identified in the future could, among other things, cause us to fail to file timely our periodic reports with the SEC (which may have a material adverse effect on our ability to access the capital markets); prevent us from providing reliable and accurate financial information and forecasts or from avoiding or detecting fraud; or require us to incur additional costs or divert management resources to achieve compliance.
COVID-19, or a future, similar global pandemic, could have a material adverse effect on our business, results of operations, cash flows and financial condition.
COVID-19 or other infectious disease outbreaks could negatively impact our businesses in a number of ways. Various federal, state and local authorities have issued measures imposing restrictions on our ability to enforce tenants’ contractual rental obligations or more burdensome eviction processes to combat rising evictions resulting from financial hardships caused by the COVID-19 pandemic. These measures make more onerous our ability to enforce tenants’ contractual rental obligations through evictions.
The potential negative impact of COVID-19 and any future outbreaks or pandemics of infectious diseases on the health of our personnel, particularly if a significant number of them are impacted, could result in a deterioration in our ability to ensure business continuity during a disruption.
The COVID-19 pandemic caused, and could continue to cause, severe economic, market and other disruptions worldwide. In addition, the deterioration of global economic conditions as a result of COVID-19 or other infectious disease outbreaks may ultimately decrease the demand for multifamily communities within the markets in which we operate and may adversely impact occupancy levels and rental rates across our portfolio.
The extent of the effect of a future outbreak of COVID-19 or other infectious disease on our operational and financial performance will depend on future developments of the infectious disease and the spread and intensity of any such infectious disease, all of which are uncertain and difficult to predict.
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
A residential property’s income and value may be adversely affected by international, national and regional economic conditions. The military conflicts between Russia and Ukraine and in the Middle East have disrupted financial markets and significantly impacted worldwide economic activity resulting in a global economic recession. If such conditions continue to have a negative impact or if new economic or capital markets problems arise, the value of our portfolio may decline significantly. A deterioration in economic conditions may also have an adverse effect on our operations if they result in our residents or prospective residents being unable to afford the rents we need to charge to be profitable.
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
Our properties may be subject to increases in tax rates, utility costs, operating expenses, insurance costs, repairs and maintenance, administrative and other expenses. Real estate taxes, utilities costs and insurance premiums, in particular, are subject to significant increases and fluctuations, which can be widely outside of our control. A number of our markets had tax reassessments in 2023 and we expect this to continue in future years. If our costs continue to rise, without being offset by a corresponding increase in rental rates, our results of operations could be negatively impacted, and our ability to pay our dividends and distributions and senior debt could be affected.
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
We have and may in the future acquire multiple properties in a single transaction. Such portfolio acquisitions are more complex and expensive than single-property acquisitions, and the risk that a multiple-property acquisition does not close may be greater than in a single-property acquisition. Portfolio acquisitions may also result in us owning investments in geographically dispersed markets and placing additional demands on our ability to manage the properties in the portfolio. In addition, a seller may require that a group of properties be purchased as a package even though we may not want to purchase one or more properties in the portfolio. In these situations, if we are unable to identify another person or entity to acquire the unwanted properties, we may be required to operate, or attempt to dispose of, these properties. To acquire multiple properties in a single transaction, we may be required to accumulate a large amount of cash. We expect the returns that we can earn on such cash to be less than the ultimate returns on real property, and therefore, accumulating such cash could reduce the funds available for distributions. Any of the foregoing events may have an adverse effect on our operations.
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

Risks Associated with Debt Financing
We have and plan to incur mortgage indebtedness and other borrowings and are not limited in the amount or percentage of indebtedness that we may incur, which may increase our business risks.
We have and intend to acquire properties subject to existing financing or by borrowing new funds. In addition, we have and intend to incur additional mortgage debt by obtaining loans secured by some, or all, of our real properties in order to obtain funds to acquire additional real properties and/or make capital improvements to properties. We may also borrow funds, if necessary, to satisfy the requirement that we generally distribute to stockholders as dividends at least 90% of our annual REIT taxable income (computed without regard to dividends paid and excluding net capital gain), or otherwise as is necessary or advisable to assure that we maintain our qualification as a REIT for U.S. federal income tax purposes.
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
As of December 31, 2023, $835.1 million of our $2,515.7 million of total outstanding consolidated indebtedness bore interest at variable rates. If interest rates were to increase, our debt service obligations on the variable rate consolidated indebtedness would increase even though the amount borrowed would remain the same, and our net income and cash flows would correspondingly decrease. In order to partially mitigate our exposure to increases in interest rates, we have entered into interest rate swaps and collars on $750.0 million of our variable rate debt, which involve the exchange of variable for fixed rate interest payments. Taking into account our current interest rate swap and collar agreements, a 100-basis point increase in interest rates would result in a $0.9 million increase in annual interest expense. See Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Interest Rate Risk and Sensitivity.” To the extent that we use derivative financial instruments to hedge our exposure to variable rate consolidated indebtedness, we may be exposed to credit, basis and legal enforceability risks. Derivative financial instruments may include interest rate swap contracts, interest rate cap or floor contracts, futures or forward contracts, options or repurchase agreements. In this context, credit risk is the failure of the counterparty to perform under the terms of the derivative contract. If the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us. Basis risk occurs when the index upon which the contract is based is more or less variable than the index upon which the hedged asset or liability is based, thereby making the hedge less effective. Finally, legal enforceability risks encompass general contractual risks, including the risk that the counterparty will breach the terms of, or fail to perform its obligations under, the derivative contract. Moreover, hedging strategies involve transaction and other costs. If we are unable to manage these risks and costs effectively, our results of operations, financial condition and ability to make distributions may be adversely affected.
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
We expect that we will incur additional indebtedness in the future. Certain of our outstanding debt contains, and we may in the future acquire or finance properties with debt containing, limited or no principal amortization, which would require that the principal be repaid at the maturity of the loan in a so-called “balloon payment.” As of December 31, 2023, the financing arrangements of our outstanding indebtedness could require us to make lump-sum or “balloon” payments of approximately $2,401.6 million at maturity dates that range from 2024 to 2030. At the maturity of these loans, assuming we do not have sufficient funds to repay the debt, we will need to refinance the debt. If the credit environment is constrained at the time of our debt maturities, we would have a very difficult time refinancing debt. In addition, for certain loans, we locked in our fixed-rate debt at a point in time when we were able to obtain favorable interest rate, principal payments and other terms. When we refinance our debt, prevailing interest rates and other factors may result in us paying a greater amount of debt service, which will adversely affect our cash flow and our ability to make distributions to our stockholders. If we are unable to refinance our debt on acceptable terms, we may be forced to choose from a number of unfavorable options, including agreeing to otherwise unfavorable financing terms on one or more of our unencumbered assets, selling one or more properties at disadvantageous terms, including unattractive prices, or defaulting on the mortgage and permitting the lender to foreclose. Any one of these options could have a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our stockholders.
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
We may be adversely affected by our use of SOFR as the base rate for our unsecured debt due to SOFR's limited history and its potential to be volatile.
The credit agreement governing our unsecured revolving credit facility and unsecured term loans (the “Unsecured Credit Agreement”) provided that on July 1, 2023 or earlier, the benchmark for our London Interbank Offer Rate ("LIBOR") based debt would be determined using the Secured Overnight Financing Rate ("SOFR"), unless SOFR was unavailable.
On July 25, 2022, we restructured our Revolving Credit Facility to provide for interest to be based on SOFR rather than LIBOR. As of December 31, 2023, we had $834.5 million of such unsecured debt and interest rate swaps and collars with an aggregate notional value of $750.0 million outstanding that were indexed to SOFR. In addition, we had $265.5 million of available liquidity under our Revolving Credit Facility that would be indexed to SOFR upon borrowing.
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
Dividends paid by REITs are generally not eligible for the 20% maximum tax rate that applies to qualified dividend income of individuals. The more favorable rates applicable to qualified dividend income could cause stockholders who are individuals to perceive investments in REITs to be relatively less attractive than investments in the stock of non-REIT corporations that pay dividends to which more favorable rates apply, which could reduce the value of the stocks of REITs. However, under the Tax Cuts and Jobs Act (the “TCJA”), for taxable years beginning prior to January 1, 2026, ordinary income dividends from REITs are treated as income from a pass-through entity and are eligible for a 20%

deduction. As a result, until the end of 2025, our ordinary income dividends will be taxed at 80% of an individual’s marginal tax rate. The current maximum rate for individuals is 37%, resulting in a maximum tax rate of 29.6% on our dividends after application of the 20% deduction. Dividends from REITs as well as regular corporate dividends will also be subject to a 3.8% Medicare surtax for taxpayers with modified adjusted gross income above $200,000 (if single) or $250,000 (if married and filing jointly).
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
•for tax years beginning after December 31, 2022, we would possibly also be subject to certain taxes enacted by the Inflation Reduction Act of 2022 that are applicable to non-REIT corporations such as the nondeductible one percent excise tax on certain stock repurchases;
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
We encourage you to read Exhibit 99.1- “Material U.S. Federal Income Tax Considerations” to this report for further discussion of the tax issues related to an investment in us.
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
Some of our assets may need to be owned or sold, or some of our operations may need to be conducted by TRSs. We do not currently have significant operations through a TRS but may in the future. A TRS will be subject to U.S. federal and state income tax on its taxable income. The after-tax net income of a TRS would be available for distribution to us. Further, we will incur a 100% excise tax on transactions with a TRS that are not conducted on an arm’s-length basis. For example, to the extent that the rent paid by a TRS exceeds an arm’s-length rental amount, such amount is potentially subject to the excise tax. We intend that all transactions between us and any TRS we form will be conducted on an arm’s-length basis, and, therefore, any amounts paid to us by any TRS we form to us will not be subject to the excise tax. However, no assurance can be given that no excise tax would arise from such transactions.
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
The Maryland General Corporation Law provides that a director has no liability in such capacity if he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in our best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. In addition, our directors and officers will not be liable to us or our stockholders for monetary damages unless the director or officer actually received an improper benefit or profit in money, property or services, or is adjudged to be liable to us or our stockholders based on a finding that his or her action, or failure to act, was the result of active and deliberate dishonesty and was material to the cause of action adjudicated in the proceeding. We will indemnify and advance expenses to our directors and officers to the maximum extent permitted by the Maryland General Corporation Law and we are permitted to purchase and maintain insurance or provide similar protection on behalf of any directors, officers, employees and agents, against any liability asserted which was incurred in any such capacity with us or arising out of such status.
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
If we suffer losses that are not covered by insurance or that are in excess of our insurance coverage, we could lose invested capital and anticipated profits. We maintain comprehensive insurance for our properties, including casualty, liability, accidental death or injury to persons, fire, extended coverage, terrorism, earthquakes, hurricanes and rental loss customarily obtained for similar properties in amounts which our advisors determine are sufficient to cover reasonably foreseeable losses, and with policy specifications and insured limits that we believe are adequate and appropriate under the circumstances. Material losses may occur in excess of insurance proceeds with respect to any property, and there are types of losses, generally of a catastrophic nature, such as losses due to wars, pollution, environmental matters (such as snow or ice storms, windstorms, tornadoes, hurricanes, earthquakes, flooding or other severe weather) and mold, which are either uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments. Moreover, we cannot predict whether all of the coverage that we currently maintain will be available to us in the future, or what the future costs or limitations on any coverage that is available to us will be. We rely on third party insurance providers for our property, general liability and worker’s compensation insurance. While there has yet to be any non-performance by these major insurance providers, should any of them experience liquidity issues or other financial distress, it could negatively impact us. In addition, we annually assess our insurance needs based on the cost of coverage and other factors. We may choose to self-insure a greater portion of these risks in the future or may choose to have higher deductibles or lesser policy terms.
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
ITEM 1B.    Unresolved Staff Comments
None.
ITEM 1C.    Cybersecurity
Risk Management and Strategy
Our corporate information technology, communication networks, enterprise applications, accounting and financial reporting platforms, and related systems, and those that we offer to our residents are necessary for the operation of our business. We use these systems, among others, to manage our resident and vendor relationships, for internal communications, for accounting to operate record-keeping function, and for many other key aspects of our business. Our business operations rely on the secure collection, storage, transmission, and other processing of proprietary, confidential, and sensitive data.
In recent years, cybersecurity attacks have increased on businesses as cyber criminals seek to gain access to sensitive information and use it for their personal or financial gain. We continuously seek to implement advanced technologies to strengthen our infrastructure, monitor for threats, and evaluate our capability to respond to incidents in order to minimize the potential impact to our systems, data, and operations.
We rely on a multidisciplinary team, including our information security function, legal department, management, and third-party service providers, as described further below, to identify, assess, and manage cybersecurity threats and risks. We identify and assess risks from cybersecurity threats by monitoring and evaluating our threat environment and our risk profile using various methods including, for example, using manual and automated tools, subscribing to reports and services that identify cybersecurity threats, analyzing reports of threats and threat actors, conducting scans of the threat environment, evaluating our industry’s risk profile, utilizing internal and external audits, and conducting threat and vulnerability assessments. We perform simulations and drills for responding to cybersecurity threats at both a technical and management level. We incorporate external expertise and reviews in all aspects of our cybersecurity program. All of our employees receive annual cybersecurity awareness training.
Management, in coordination with our information technology department, is responsible for hiring appropriate personnel, helping to integrate cybersecurity risk considerations into the Company’s overall risk management strategy, and communicating key priorities to relevant personnel. Management is also responsible for approving budgets, approving cybersecurity processes, and reviewing cybersecurity assessments and other cybersecurity-related matters.
We also work with third parties that assist us in identifying, assessing, and managing cybersecurity risks, including professional services firms, consulting firms, threat intelligence service providers, and penetration testing firms. We seek to engage reliable, reputable service providers that maintain cybersecurity programs. Depending on the nature of the services provided, the sensitivity and quantity of information processed, and the identity of the service provider, our vendor management process may include reviewing the cybersecurity practices of such provider, contractually imposing certain obligations on the provider, conducting security assessments, and conducting periodic reassessments during their engagement.
We have experienced various types of cyber-attack incidents which, to date, have been contained and did not have a material impact on our business strategy, results of operations or financial condition. As a result of such incidents, we continue to implement new controls, governance, technical protections, and other procedures to mitigate and prevent future incidents. We have a cybersecurity committee that is composed of our Executive Vice President of Technology, our Director of Information Technology and our General Counsel. The committee meets quarterly to review any incidents and incident responses and reports its findings to the Chief Financial Officer. We may incur substantial costs and suffer other negative consequences such as liability, reputational harm and significant remediation costs and experience material harm to our business and financial results if we, or our vendors or suppliers fall victim to other successful cyber-attacks.
Governance
Our Board of Directors holds oversight responsibility over the Company’s strategy and risk management, including material risks related to cybersecurity threats. This oversight is executed directly by the Board of Directors and through its committees. Our Audit Committee oversees risks and exposures associated with financial matters, particularly financial reporting, tax (including compliance with REIT rules), accounting, disclosure, internal control over financial reporting, cybersecurity, financial policies, investment guidelines, development and leasing, and credit and liquidity matters. In addition, the Risk Committee oversees our enterprise risk management practices to ensure that we are equipped to anticipate, identify, prioritize, and manage material risks to the Company. Our Risk Committee assists our Board of Directors in its oversight of our enterprise risk management framework, including cybersecurity, our overall risk-taking tolerance and our management of financial, reputational and operational risk.
Within the principal functions of the Risk Committee are its responsibilities in overseeing cybersecurity risk, information security, and technology risk, as a well as management’s actions to identify, assess, mitigate, and remediate material issues. On a quarterly basis, our Executive Vice President of Technology provides information to our Chief Financial Officer, who reports to our Chief Executive Officer and the Risk Committee on our cybersecurity risk capabilities and threats.
Our Executive Vice President of Technology has extensive cybersecurity knowledge and skills gained from over five years of work experience on the security team at IRT and an extensive career in the technology and cybersecurity industries as a President and Chief Information Officer at Results Theory, Inc.. Our Executive Vice President of Technology heads the team responsible for implementing and maintaining cybersecurity and data protection practices at IRT and reports directly to the Chief Financial Officer.

ITEM 2.    Properties
We hold fee title to all of the multifamily properties in our portfolio (other than four properties owned by unconsolidated joint ventures in which we hold interests). The following table presents an overview of our consolidated portfolio as of December 31, 2023 (including one development property).

Market	Property Count	Units (a)	Gross Cost	Accumulated Depreciation	Net Book Value	Period End Occupancy (b)	Average Occupancy (c)	Average Effective Rent per Occupied Unit (d)
Asheville, NC	1	252	$29,377	$(5,815)	$23,562	96.8%	96.6%	$1,552
Atlanta, GA	13	5,180	1,090,677	(90,537)	1,000,140	93.6%	92.2%	1,648
Austin, TX	1	256	58,946	(3,893)	55,053	94.1%	92.1%	1,808
Birmingham, AL	2	1,074	233,911	(13,897)	220,014	93.2%	91.8%	1,482
Charleston, SC	2	518	81,866	(15,589)	66,277	94.6%	94.6%	1,692
Charlotte, NC	3	714	189,558	(14,754)	174,804	94.4%	95.5%	1,762
Chattanooga, TN	1	192	30,179	(1,935)	28,244	89.1%	91.5%	1,377
Cincinnati, OH	2	542	123,465	(6,990)	116,475	92.3%	94.5%	1,598
Columbus, OH	10	2,510	374,054	(43,394)	330,660	94.8%	94.7%	1,425
Dallas, TX	14	4,007	866,009	(65,789)	800,220	94.6%	94.2%	1,814
Denver, CO	9	2,400	614,501	(33,686)	580,815	94.7%	94.9%	1,734
Greenville, SC	1	702	124,546	(7,330)	117,216	96.0%	94.2%	1,293
Houston, TX	7	1,932	316,463	(17,722)	298,741	95.2%	95.3%	1,459
Huntsville, AL	4	1,051	241,112	(14,487)	226,625	94.8%	95.4%	1,527
Indianapolis, IN	7	1,979	293,760	(28,197)	265,563	94.6%	95.4%	1,369
Lexington, KY	3	886	161,068	(9,316)	151,752	96.7%	96.7%	1,323
Louisville, KY	4	1,150	147,034	(35,701)	111,333	96.3%	94.2%	1,284
Memphis, TN	4	1,383	162,113	(39,830)	122,283	93.0%	93.5%	1,519
Myrtle Beach, SC - Wilmington, NC	3	628	68,185	(11,901)	56,284	93.3%	94.8%	1,420
Nashville, TN	5	1,508	371,562	(21,450)	350,112	95.0%	93.6%	1,634
Oklahoma City, OK	8	2,147	328,355	(29,900)	298,455	95.1%	93.9%	1,184
Orlando, FL	1	297	50,331	(10,029)	40,302	94.9%	93.8%	1,815
Raleigh - Durham, NC	6	1,690	254,971	(45,528)	209,443	95.5%	94.4%	1,562
San Antonio, TX	1	306	57,300	(3,380)	53,920	95.4%	96.2%	1,475
Tampa-St. Petersburg, FL	5	1,452	309,847	(35,354)	274,493	96.3%	94.7%	1,822
TOTAL	117	34,756	$6,579,190	$(606,404)	$5,972,786	94.6%	94.2%	$1,558
(a)Units represent the total number of units available for rent at December 31, 2023, including 325 units at the Destination at Arista development property.
(b)Period end occupancy for each of our properties is calculated as (i) total units rented as of December 31, 2023 divided by (ii) total units available for rent as of December 31, 2023, expressed as a percentage. Excludes the Destination at Arista, which, as of December 31, 2023, is in the lease-up phase and has not reached 90% occupancy.
(c)Average occupancy represents the daily average occupancy of available units for the three-month period ended December 31, 2023. Excludes the Destination at Arista, which, as of December 31, 2023, is in the lease-up phase and has not reached 90% occupancy.
(d)Average effective monthly rent, per unit, represents the average monthly rent for all occupied units for the three-month period ended December 31, 2023. Excludes the Destination at Arista, which, as of December 31, 2023, is in the lease-up phase and has not reached 90% occupancy.
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
Starting around November 2022, putative class action representatives began filing complaints in various United States District Courts across the country naming as defendants RealPage, Inc. (“RealPage”) and approximately 50 defendants who own and/or manage multifamily residential rental housing, alleging that the defendants conspired to fix, raise, maintain, and stabilize rent prices in violation of Section 1 of the Sherman Act. Some of the complaints, including one filed on November 14, 2022 in the U.S. District Court for the Northern District of Illinois, named us as one of the defendants, and others did not. On April 10, 2023, the United States Judicial Panel on Multidistrict Litigation issued an order transferring the cases to the United States District Court for the Middle District of Tennessee for coordinated and consolidated pretrial proceedings, where plaintiffs filed a consolidated complaint. We filed an answer to the consolidated complaint and asserted affirmative defenses. We deny all allegations of wrongdoing and intend to defend against these claims vigorously.
ITEM 4.    Mine Safety Disclosures
Not applicable.

PART II
ITEM 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information; Holders
Our common stock is listed and traded on the New York Stock Exchange (“NYSE”) under the symbol “IRT”. At the close of business on February 23, 2024, the closing price for our common stock on the NYSE was $14.94 per share and there were 5,638 holders of record, one of which is the holder for all beneficial owners who hold in street name.
Dividends
Our quarterly dividend rate is currently $0.16 per common share. Our Board of Directors reviews and declares the dividend rate quarterly. Actual dividends paid by us will be affected by a number of factors, including, but not limited to, the revenues received from our multifamily communities, our operating expenses, the interest expense incurred on borrowings and anticipated capital expenditures. We expect to make future quarterly distributions to stockholders; however, future distributions will be at the discretion of our Board of Directors and will depend on our actual funds from operations, our financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Code (see “Business - Qualification as a Real Estate Investment Trust” above) and such other factors as our Board of Directors deems relevant.

PERFORMANCE GRAPH
The following graph compares the index of the cumulative total stockholder return on our common stock for the measurement period beginning December 31, 2018 and ending December 31, 2023 with the cumulative total returns of the National Association of Real Estate Investment Trusts (NAREIT) Equity REIT index and the Russell 3000 Index. The following graph assumes that each index was 100 on the initial day of the relevant measurement period and that all dividends were reinvested.

CUMULATIVE TOTAL SHAREHOLDER RETURN INDEX
400
350
300
250
200
150
100

	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023
IRT	100.00	162.40	162.77	320.96	215.42	203.29
Russell 3000	100.00	130.93	158.21	198.65	160.40	201.96
NAREIT Equity	100.00	128.66	122.07	172.49	129.45	144.16
Unregistered Sales of Equity Securities
As of January 1, 2023, an aggregate of 6,091,171 IROP units were outstanding and held by unaffiliated third parties. As discussed above, holders of IROP units may tender their units to us for cash in an amount equal to the market price (based on a trailing average computation) of an equivalent number of shares of IRT common stock at the time we receive notice of the exchange. We have the option, in lieu of paying cash, to settle the exchange for a number of shares of IRT common stock equal to the number of IROP units tendered for exchange. On January 9, 2023, we issued 144,600 shares of common stock in exchange for an equal number of IROP units. Our issuances of shares of common stock were exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended. As a result of the foregoing exchange of IROP units, an aggregate of 5,946,571 IROP units held by unaffiliated third parties were outstanding at December 31, 2023 and as of February 14, 2024 reduced by 4,928 IROP units exchanged on February 6, 2024.
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
•Impairment charges;
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
Business Objective and Investment Strategies
See Item 1. Business for discussion regarding our business objective and investment strategies and for an additional discussion regarding developments in our business during 2023.

Results of Operations
The following discussion is based on our Consolidated Financial Statements for the years ended December 31, 2023 and 2022. Refer to Item 7, “Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2022 for a comparison of the year ended December 31, 2022 to the year ended December 31, 2021.
Year Ended December 31, 2023 Compared to the Year Ended December 31, 2022

	SAME-STORE PROPERTIES				NON SAME-STORE PROPERTIES				CONSOLIDATED
(Dollars in thousands except per unit data)	2023	2022	Increase (Decrease)	% Change	2023	2022	Increase (Decrease)	% Change	2023	2022	Increase (Decrease)	% Change
Statistical Property Data:
Number of properties (1)	106	106	—	—	10	14	(4)	(28.6)%	116	120	(4)	(3.3)%
Number of units (1)	31,829	31,829	—	—	2,602	3,697	(1,095)	(29.6)%	34,431	35,526	(1,095)	(3.1)%
Average occupancy (1)	94.0%	94.7%	(0.7)%	(0.7)%	93.6%	94.3%	(0.7)%	(0.7)%	94.0%	94.6%	(0.6)%	(0.6)%
Average effective monthly rent, per unit (1)	$1,537	$1,445	$92	6.4%	$1,627	$1,496	$131	8.7%	$1,543	$1,431	$112	7.9%
Revenue:
Rental and other property revenue	$589,749	$558,203	$31,546	5.7%	$70,092	$69,211	$881	1.3%	$659,841	$627,414	$32,427	5.2%
Expenses:
Property operating expenses	218,209	206,687	11,522	5.6%	26,121	25,588	533	2.1%	244,330	232,275	12,055	5.2%
Net Operating Income	$371,540	$351,516	$20,024	5.7%	$43,971	$43,623	$348	0.8%	$415,511	$395,139	$20,372	5.2%

Other Revenue:
Other revenue									$1,142	$1,111	$31	2.8%
Corporate and other expenses:
Property management expenses									27,081	24,033	3,048	12.7%
General and administrative expenses									22,766	26,260	(3,494)	(13.3)%
Depreciation and amortization expense									218,968	252,849	(33,881)	(13.4)%
Casualty losses (gains), net									925	(8,866)	9,791	(110.4)%
Interest expense									(89,921)	(86,955)	(2,966)	3.4%
(Loss on impairment) gain on sale of real estate assets, net									(66,547)	111,756	(178,303)	(159.5)%
Loss on extinguishment of debt									(124)	—	(124)	100.0%
Merger and integration costs									—	(5,505)	5,505	(100.0)%
Other (loss) income, net									(427)	1,558	(1,985)	(127.4)%
Loss from investments in unconsolidated real estate entities									(4,488)	(2,169)	(2,319)	106.9%
Restructuring costs									(3,213)	—	(3,213)	100.0%
Net (loss) income									(17,807)	120,659	(138,466)	(114.8)%
Loss (income) allocated to noncontrolling interests									580	(3,410)	3,990	(117.0)%
Net (loss) income available to common shares									$(17,227)	$117,249	$(134,476)	(114.7)%
(1)Excludes our development projects. See Non-GAAP Financial Measures for our definition of a development property and our methodology for determining same-store properties.

Revenue
Rental and other property revenue. Rental and other property revenue increased $32.4 million to $659.8 million for the year ended December 31, 2023 from $627.4 million for the year ended December 31, 2022. The increase was primarily attributable to a $31.5 million increase in same-store rental and other property revenue driven by a 6.4% increase in average effective monthly rents and partially offset by a 0.7% decrease in average occupancy compared to the prior year period.
Expenses
Property operating expenses. Property operating expenses increased $12.1 million to $244.3 million for the year ended December 31, 2023 from $232.3 million for the year ended December 31, 2022. The increase was primarily due to the $11.5 million increase in same-store property operating expenses, primarily due to inflationary pressures resulting in higher contract services, insurance expense, and repairs and maintenance during the year ended December 31, 2023. In addition, advertising expenses increased 31% during the year ended December 31, 2023 compared to the prior year period, as we increased investment in our brand.
Property management expenses. Property management expenses increased $3.1 million to $27.1 million for the year ended December 31, 2023 from $24.0 million for the year ended December 31, 2022. The increase was primarily due to higher personnel costs, stock compensation, and subscription costs related to the rollout of community call centers, compared to the prior year.
General and administrative expenses. General and administrative expenses decreased $3.5 million to $22.8 million for the year ended December 31, 2023 from $26.3 million for the year ended December 31, 2022. The decrease was primarily due to lower personnel costs from the departure of executives in 2023, including from the forfeiture of their bonus and stock awards.
Depreciation and amortization expense. Depreciation and amortization expense decreased $33.9 million to $219.0 million for the year ended December 31, 2023 from $252.8 million for the year ended December 31, 2022. The decrease was primarily due to lower intangible asset amortization expenses during the year ended December 31, 2023 compared to the prior year period as a result of the full amortization in 2022 of the intangible assets acquired in the STAR merger on December 16, 2021.
Casualty losses (gains), net. During the year ended December 31, 2023, we incurred $0.9 million in net casualty losses due to fires at three properties and winter storm damage at various properties where the carrying value of the damage exceeded insurance proceeds due to policy deductible levels. During the year ended December 31, 2022, we recognized net casualty gains of $8.9 million as a result of receiving insurance proceeds in excess of the carrying value of the associated damage.
Interest expense. Interest expense increased $3.0 million to $89.9 million for the year ended December 31, 2023 from $86.9 million for the year ended December 31, 2022. The increase was primarily driven by a 0.3% increase in our weighted average effective interest rate from 3.9% for the full year 2022 to 4.2% for the full year 2023.
(Loss on impairment) gain on sale of real estate assets, net. During the year ended December 31, 2023, we sold five multifamily properties resulting in a loss on impairment of $33.5 million. In addition, as of December 31, 2023, we identified six multifamily properties as held for sale and recorded a loss on impairment of $33.0 million as a result of the carrying value of the real estate exceeding the expected sales price, less transaction costs. During the year ended December 31, 2022, six multifamily properties were sold resulting in a gain on sale of real estate, net of $111.8 million.
Merger and integration costs. We incurred no STAR Merger-related integration costs during the year ended December 31, 2023 compared to $5.5 million during the year ended December 31, 2022. These costs in the prior year period primarily consisted of technology migration and implementation costs, consulting and professional fees and employee severance costs.
Loss from investments in unconsolidated joint ventures. Loss from investments in unconsolidated joint ventures increased $2.3 million to $4.5 million for the year ended December 31, 2023, from $2.2 million for the year ended December 31, 2022, primarily due to an increase in our proportionate share of net losses of unconsolidated real estate entities, which primarily included increases in interest expense and depreciation and amortization recognized by the unconsolidated real estate entities.

Restructuring costs. During the year ended December 31, 2023, we incurred approximately $3.2 million of severance costs related to the reorganization of certain departments that impacted a limited number of employees.
Non-GAAP Financial Measures
Funds from Operations (FFO) and Core Funds from Operations (CFFO)
We believe that FFO and CFFO, each of which is a non-GAAP financial measure, are additional appropriate measures of the operating performance of a REIT and us in particular. We compute FFO in accordance with the standards established by the National Association of Real Estate Investment Trusts (“NAREIT”), as net income or loss allocated to common shares (computed in accordance with GAAP), excluding real estate-related depreciation and amortization expense, loss on impairment (gain on sale) of real estate and the cumulative effect of changes in accounting principles. While our calculation of FFO is in accordance with NAREIT’s definition, it may differ from the methodology for calculating FFO utilized by other REITs and, accordingly, may not be comparable to FFO computations of such other REITs.
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

Set forth below is a reconciliation of net (loss) income to FFO and CFFO for the years ended December 31, 2023, 2022 and 2021 (in thousands, except share and per share information):

	For the Year Ended December 31, 2023		For the Year Ended December 31, 2022		For the Year Ended December 31, 2021
	Amount	Per Share (1)	Amount	Per Share (1)	Amount	Per Share (1)
Net (loss) income	$(17,807)	$(0.08)	$120,659	$0.53	$45,529	$0.41
Adjustments:
Real estate depreciation and amortization	217,716	0.94	251,545	1.10	76,487	0.70
Our share of real estate depreciation and amortization from investments in unconsolidated real estate entities	2,115	0.01	2,320	0.01	—	—
Loss on impairment (gain on sale) of real estate assets, net, excluding prepayment gains	68,447	0.30	(111,347)	(0.49)	(90,277)	(0.82)
FFO	$270,471	$1.17	$263,177	$1.15	$31,739	$0.29

FFO	$270,471	$1.17	$263,177	$1.15	$31,739	$0.29
Adjustments:
Other depreciation and amortization	1,252	0.01	1,304	0.01	423	—
Casualty losses (gains), net	925	0.01	(8,866)	(0.04)	359	—
Loan (premium accretion) discount amortization, net	(10,899)	(0.04)	(11,005)	(0.05)	(501)	—
Prepayment (gains) losses on asset dispositions	(1,900)	(0.01)	(409)	—	2,607	0.02
Loss on extinguishment of debt	124	—	—	—	10,261	0.09
Other expense (income)	743	—	(2,298)	(0.01)	—	—
Merger and integration costs	—	—	5,505	0.02	47,063	0.44
Restructuring costs	3,213	0.01	—	—	—	—
CFFO	$263,929	$1.15	$247,408	$1.08	$91,951	$0.84
(1)Based on 230,364,184, 228,452,958, and 109,418,810 weighted average shares and units outstanding for the years ended December 31, 2023, 2022, and 2021, respectively.
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
Set forth below is a reconciliation of GAAP net (loss) income to Same-Store Portfolio(a) NOI for the years ended December 31, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2023	2022	% change
Net (loss) income	$(17,807)	$120,659	(114.8)%
Other revenue	(1,142)	(1,111)	2.8%
Property management expenses	27,081	24,033	12.7%
General and administrative expenses	22,766	26,260	(13.3)%
Depreciation and amortization expense	218,968	252,849	(13.4)%
Casualty losses (gains), net	925	(8,866)	(110.4)%
Interest expense	89,921	86,955	3.4%
Loss on impairment (gain on sale) of real estate assets, net	66,547	(111,756)	(159.5)%
Loss on extinguishment of debt	124	—	100.0%
Other loss (income), net	427	(1,558)	(127.4)%
Loss from investments in unconsolidated real estate entities	4,488	2,169	106.9%
Merger and integration costs	—	5,505	(100.0)%
Restructuring costs	3,213	—	100.0%
NOI	415,511	395,139	5.2%
Less: Non same-store portfolio NOI	43,971	43,623	0.8%
Same-store portfolio(a) NOI	$371,540	$351,516	5.7%
(a)Same-Store Portfolio for the years ended December 31, 2023 and 2022 included 106 properties containing 31,829 units.

Set forth below is Same-Store Portfolio (a) NOI for the years ended December 31, 2023 and 2022 (in thousands, except per unit data):

	Year Ended December 31,
	2023	2022	% change
Revenue:
Rental and other property revenue	$589,749	$558,203	5.7%
Property Operating Expenses
Real estate taxes	72,947	72,406	0.7%
Property insurance	14,647	11,683	25.4%
Personnel expenses	46,179	45,347	1.8%
Utilities	29,277	28,026	4.5%
Repairs and maintenance	20,545	18,484	11.2%
Contract services	21,612	18,998	13.8%
Advertising expenses	6,350	4,852	30.9%
Other expenses	6,652	6,891	(3.5)%
Total property operating expenses	218,209	206,687	5.6%
Same-store portfolio(a) NOI	$371,540	$351,516	5.7%

Same-store portfolio NOI Margin	63.0%	63.0%	0.0%
Average Occupancy	94.0%	94.7%	(0.7)%

Average effective monthly rent, per unit	$1,537	$1,445	6.4%
(a)Same-Store Portfolio for the years ended December 31, 2023 and 2022 included 106 properties containing 31,829 units.
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
•the use of our cash and cash equivalents of $22.9 million as of December 31, 2023;
•existing and future unsecured financing, including advances under our unsecured credit facility, and financing secured directly or indirectly by the apartment properties in our portfolio;

•cash generated from operating activities;
•net cash proceeds from property sales, including sales undertaken as part of our capital recycling strategy, Portfolio Optimization and Deleveraging Strategy, and other sales; and
•proceeds from the sales of our common stock and other equity securities, including common stock that may be sold under our 2023 ATM Program (as defined below).
We continue to seek to reduce our leverage ratio over time through the execution of various strategies. These strategies include using the proceeds from sales of properties which are outside our core geographic footprint in the Southeastern United States or which we believe have limited potential for further improvements to their operating results to repay a portion of our indebtedness or to acquire new properties at a lower leverage and selectively raising capital through the sale of common stock under our 2023 ATM Program and re-investing the proceeds into our value add initiatives in order to increase our portfolio’s gross asset value. We have successfully continued to implement these strategies to reduce our leverage and reduce our exposure to short term indebtedness.
Stock Repurchase Program
On May 18, 2022, our Board of Directors authorized a common stock repurchase program (the “Stock Repurchase Program”) covering up to $250 million in shares of our common stock. Under the Stock Repurchase Program, we, in our discretion, may purchase our shares from time to time in the open market or in privately negotiated transactions. The amount and timing of the purchases will depend on a number of factors, including the price and availability of our shares, trading volumes and general market conditions. The Stock Repurchase Program has no time limit and may be suspended or discontinued at any time. During the year ended December 31, 2023, we had no repurchases of shares under the Stock Repurchase Program.
Cash Flows
As of December 31, 2023 and 2022, we maintained cash, cash equivalents, and restricted cash of approximately $50.7 million and $44.0 million, respectively. Our cash and cash equivalents were generated from the following activities (dollars in thousands):

	For the Years Ended December 31,
	2023	2022	2021
Cash flows provided by operating activities	$262,170	$249,537	$52,257
Cash flows used in investing activities	(1,712)	(135,766)	(216,124)
Cash flows (used in) provided by financing activities	(253,743)	(135,425)	215,923
Net change in cash and cash equivalents, and restricted cash	6,715	(21,654)	52,056
Cash and cash equivalents, and restricted cash, beginning of period	44,017	65,671	13,615
Cash and cash equivalents, and restricted cash, end of the period	$50,732	$44,017	$65,671
Our cash flows provided by operating activities during the year ended December 31, 2023 were primarily driven by the ongoing operations of our properties. Our cash flows provided by operating activities during the years ended December 31, 2022 and 2021 were primarily driven by an increase in the size of our operating portfolio by the STAR Merger and ongoing operations of our properties, respectively.
Our cash flows used in investing activities during the year ended December 31, 2023 were primarily driven by $146.6 million of capital expenditures, $66.2 million in additions to real estate under development, and $26.0 million of outflows related to our investments in four unconsolidated real estate entities, partially offset by $230.8 million of inflows from property dispositions and $4.2 million in proceeds from insurance claims.
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
Our cash flows used in financing activities during the year ended December 31, 2023 were primarily driven by distributions of $138.5 million and mortgage principal repayments of $129.6 million partially offset by new borrowings on the unsecured credit facility, net of repayments of $19.7 million.
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
Capitalization
Shelf Registration Statement
On June 14, 2023, we replaced our previous shelf registration statement with our new shelf registration statement. On July 28, 2023, we entered into an equity distribution agreement pursuant to which we may from time to time offer and sell shares of our common stock under our shelf registration statement having an aggregate offering price of up to $450,000 (the “2023 ATM Program”) in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act. Under the 2023 ATM Program, we may also enter into one or more forward sale transactions for the sale of shares of our common stock on a forward basis. There were no forward sale transactions as of December 31, 2023, and no shares of our common stock were sold under the 2023 ATM Program during the year ended December 31, 2023.
Swap Agreement
On March 16, 2023, we entered into an interest rate swap contract with a notional value of $200,000, a strike rate of 3.39% and a maturity date of March 17, 2030. We designated this interest rate swap as a cash flow hedge at inception and determined that the hedge is highly effective in offsetting interest rate fluctuations associated with the identified indebtedness.
Dividend Distribution
On December 11, 2023, our board of directors declared a quarterly dividend of $0.16 per share of common stock. The fourth quarter dividend was paid on January 19, 2024 to stockholders of record at the close of business on December 29, 2023.
On May 10, 2023, our board of directors approved a quarterly dividend of $0.16 per share on our common stock, which represented a 14% increase in the dividend over the prior quarterly rate of $0.14 per share.

Consolidated Debt
The following tables contain summary information concerning our consolidated indebtedness as of December 31, 2023 (dollars in thousands):

Debt:	Outstanding Principal	Unamortized Debt Issuance Costs	Unamortized Loan (Discount)/Premiums	Carrying Amount	Type	Weighted Average Contractual Rate(3)	Weighted Average Effective Rate(4)	Weighted Average Maturity (in years)
Unsecured revolver(1)	$234,479	$(1,117)	$—	$233,362	Floating	6.6%	5.4%	2.1
Unsecured term loans	600,000	(2,456)	—	597,544	Floating	6.5%	3.9%	3.5
Secured credit facilities	586,286	(1,949)	21,762	606,099	Floating/Fixed	4.2%	4.6%	4.9
Mortgages(2)	1,094,933	(5,250)	22,721	1,112,404	Fixed	3.8%	4.0%	4.3
Total Debt	$2,515,698	$(10,772)	$44,483	$2,549,409		4.8%	4.2%	4.0
(1)The unsecured credit facility total capacity is $500,000, of which $234,479 was outstanding as of December 31, 2023.
(2)Includes indebtedness secured by real estate held for sale of $122,621.
(3)Represents the weighted average of the contractual interest rates in effect as of year-end without regard to any interest rate swaps or collars.
(4)Represents the total weighted average effective interest rate for the full year ended December 31, 2023, after giving effect to all components of interest expense including the impact of interest rate swaps and collars, but excluding the impact of loan premium amortization, discount accretion, and interest capitalization.

	Original maturities on or before December 31,
Debt:	2024	2025	2026	2027	2028	Thereafter
Unsecured revolver	$—	$—	$234,479	$—	$—	$—
Unsecured term loans	—	—	200,000	—	400,000	—
Secured credit facilities	—	3,065	9,111	10,081	454,589	109,440
Mortgages(1)	66,827	135,924	144,235	15,198	200,659	532,090
Total	$66,827	$138,989	$587,825	$25,279	$1,055,248	$641,530
(1)Includes indebtedness secured by real estate held for sale of $122,621.
As of December 31, 2023 we were in compliance with all financial covenants contained in our consolidated indebtedness.
PNC Secured Credit Facility
On December 16, 2021, in connection with the STAR Merger, we assumed the PNC multifamily credit facility agreement (“PNC MCFA”), a fixed rate multifamily note and other loan documents for the benefit of PNC Bank. The PNC MCFA provided for a fixed rate loan in the aggregate principal amount of $79,170 that accrues interest at 2.82% per annum. The PNC MCFA has a maturity date of July 1, 2030, unless the maturity date is accelerated in accordance with the terms of the loan documents. Interest only payments are payable monthly through the maturity date. As of December 31, 2023, and 2022 the outstanding principal balance was $76,248 and $76,248, respectively.
Newmark Secured Credit Facility
On December 16, 2021, in connection with the STAR Merger, we assumed the Newmark secured credit facility (“Newmark MCFA”), which includes four tranches: (1) a fixed rate loan in the aggregate principal amount of $331,001 that accrues interest at 4.43% per annum; (2) a fixed rate loan in the aggregate principal amount of $137,917 that accrues interest at 4.57% per annum; (3) a variable rate loan in the aggregate principal amount of $49,493 that accrues interest at the one-month LIBOR plus 1.70% per annum; and (4) a fixed rate loan in the aggregate principal amount of $40,468 that accrues interest at 3.34% per annum. The first three tranches have a maturity date of August 1, 2028, and the fourth tranche has a maturity date of March 1, 2030, unless in each case the maturity date is accelerated in accordance with the terms of the loan documents. Interest only payments are payable monthly through August 1, 2025 and April 1, 2027 on the first three tranches and fourth tranche, respectively, with interest and principal payments due monthly thereafter. As of December 31, 2023, and 2022, the outstanding principal balance under the Newmark MCFA was $510,038 and $558,880, respectively. As of December 31, 2023, the outstanding balance on tranche 3 was $652. In January 2024, tranche 3 was repaid and retired with proceeds from the 2023 property sales.
Unsecured Revolving Credit Facility and Term Loans
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
Contractual Obligations
The table below summarizes our material cash requirement related to contractual obligations, which primarily consist of principal and interest payments on our outstanding consolidated debt obligations and operating lease obligations as of December 31, 2023 (dollars in thousands):

	2024	2025	2026	2027	2028	Thereafter	Total
Principal payments on outstanding debt obligations	$66,827	$138,989	$587,825	$25,279	$1,055,248	$641,530	$2,515,698
Interest payments on outstanding debt obligations (1)	120,521	114,718	90,260	80,475	45,968	20,735	472,677
Operating lease obligations	692	482	480	486	492	383	3,015
Total	$188,040	$254,189	$678,565	$106,240	$1,101,708	$662,648	$2,991,390
(1)Our unsecured credit facility and term loans assumed a SOFR rate of 5.32% as of December 31, 2023.
Terms of Leases and Resident Characteristics
The leases for our portfolio typically follow standard forms customarily used between landlords and residents in the geographic area in which the relevant property is located. Under such leases, the resident typically agrees to pay an initial deposit (generally one month’s rent) and/or associated application and move in-fees, and then pays rent on a monthly basis during the term of the lease. As landlord, we are directly responsible for all real estate taxes, sales and use taxes, special assessments, property-level utilities, insurance, building repairs, and other building operation and management costs. Individual residents are generally responsible for the utility costs of their unit. Our lease terms are generally for one year or less and average twelve months.
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
Inflation
Our resident leases at our apartment communities allow, at the time of renewal, for adjustments in the rent payable thereunder, and thus may enable us to seek rent increases. Almost all leases are for one year or less. The short-term nature of these leases has generally served to reduce our risk to adverse effects of inflation. However, substantial inflationary pressures have had and could continue to have a negative effect on rental rates and property operating expenses. The general risk of inflation is that interest on our debt, general and administrative expenses and other expenses, including our costs of capital improvements and expenditures, increase at a rate faster than increases in our residential rental rates, which would adversely affect our financial condition or results of operations. Additionally, substantial inflationary pressures may dampen consumer spending, which may negatively impact the demand for resident leases at our apartment communities. While there is debate among economists as to whether inflationary pressures, coupled with recent periods of economic contractions in the U.S., indicate that the U.S. has entered, or in the near term will enter, a recession, it remains difficult to predict the full impact of any future changes in inflation.
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
Impairment of Long-Lived Assets
Management evaluates the recoverability of its investment in real estate assets, including related identifiable intangible assets, in accordance with FASB ASC Topic 360, “Property, Plant and Equipment”. This accounting standard requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that recoverability of the assets is not assured.
We review our long-lived assets on an ongoing basis and evaluate the recoverability of the carrying value when there is an indicator of impairment. An impairment charge is recognized when it is determined that the carrying value of the asset exceeds the fair value. The estimated cash flows and estimated fair value used in the impairment analysis are determined based on our plans for the respective assets, including the expected hold period, and our assessment of market and economic conditions. The estimates consider matters such as current and historical rental rates, occupancies for the respective and/or comparable properties, and recent sales data for comparable properties. Changes in our plans or views of market and economic conditions may result in adjustments to estimated future cash flows, which could lead to recognition of impairment losses. These losses, as guided by the applicable accounting standards, could be significant.
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
As of December 31, 2023, our only interest rate sensitive assets or liabilities related to our principal amount of $2.52 billion of outstanding indebtedness, of which $1.68 billion was fixed rate and $0.84 billion was floating rate, three float-to-fixed interest rate swaps with a total notional amount of $500 million, two interest rate collars with a total notional amount of $250 million and two forward interest rate collars with a total notional amount of $200 million.
As of December 31, 2022, our only interest rate sensitive assets or liabilities related to our principal amount of $2.59 billion of outstanding indebtedness, of which $1.77 billion was fixed rate and $0.82 billion was floating rate, two float-to-fixed interest rate swaps with a total notional amount of $300 million, and two interest rate collars with a total notional amount of $250 million, and two forward interest rate collars with a total notional amount of $200 million.
We monitor interest rate risk routinely and seek to minimize the possibility that a change in interest rates would impact the interest incurred and our cash flows. To mitigate such risk, we may use interest rate derivative contracts.
As of December 31, 2023 and 2022, the fair value of our fixed-rate indebtedness was $1.58 billion and $1.63 billion, respectively. The fair value of our fixed rate indebtedness was estimated using a discounted cash flow analysis utilizing rates that we believe a market participant would expect to pay for debt of a similar type and remaining maturity as if the debt was originated at December 31, 2023 and 2022, respectively. As we expect to remain obligated on our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations.
As of December 31, 2023, our interest rate swaps and interest rate collars had a combined asset fair value of $29.9 million. The fair values of our interest rate swaps and interest rate collars were estimated using a discounted cash flow analysis based on forward interest rate curves.
The following table summarizes our indebtedness, and the impact to interest expense for a 12-month period, and the change in the net fair value of our indebtedness assuming an instantaneous increase or decrease of 100 basis points in the SOFR interest rate curve (dollars in thousands). The impact of the interest rate swaps and interest rate collars have been included in the table below:

	Liabilities Subject to Interest Rate Sensitivity (a)	100 Basis Point Increase	100 Basis Point Decrease
Interest expense from variable-rate indebtedness	$85,131	$865	$(865)
Fair value of fixed-rate indebtedness	1,582,574	(61,492)	64,564
(a)Unpaid and unhedged balance of variable-rate indebtedness as of December 31, 2023 is shown. Fair value of fixed-rate indebtedness as of December 31, 2023 is shown.

ITEM 8.    Financial Statements and Supplementary Data
INDEX TO FINANCIAL STATEMENTS
OF INDEPENDENCE REALTY TRUST, INC.
(A Maryland Corporation)
All other schedules have been omitted because they are inapplicable, not required or the information is included elsewhere in the consolidated financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Independence Realty Trust, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Independence Realty Trust, Inc. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes and financial statement schedule III (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2024 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Evaluation of the estimated hold period for real estate assets
As discussed in Note 4 to the consolidated financial statements, the Company had $5,676,452 thousand of investments in real estate, net as of December 31, 2023. The Company evaluates the recoverability of real estate assets whenever events or changes in circumstances indicate that the carrying amount of a real estate asset may not be recoverable. Such events or changes in circumstances include the Company’s plans for the respective assets (hold period), market and economic conditions, current and historical rental rates, occupancies for the respective and/or comparable properties, and recent sales data for comparable properties.

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
February 28, 2024

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Independence Realty Trust, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Independence Realty Trust, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes and financial statement schedule III (collectively, the consolidated financial statements), and our report dated February 28, 2024 expressed an unqualified opinion on those consolidated financial statements.
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
/s/ KPMG LLP
Philadelphia, Pennsylvania
February 28, 2024

Independence Realty Trust, Inc. and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands, except share and per share data)

	As of December 31, 2023	As of December 31, 2022
ASSETS:
Investments in real estate:
Investments in real estate, at cost	$6,259,212	$6,615,243
Accumulated depreciation	(582,760)	(425,034)
Investments in real estate, net	5,676,452	6,190,209
Real estate held for sale	296,334	35,777
Investments in real estate under development	98,365	105,518
Cash and cash equivalents	22,852	16,084
Restricted cash	27,880	27,933
Investments in unconsolidated real estate entities	89,044	80,220
Other assets	39,245	34,846
Derivative assets	29,937	41,109
Intangible assets, net of accumulated amortization of $332 and $700, respectively	66	399
Total Assets	$6,280,175	$6,532,095
LIABILITIES AND EQUITY:
Indebtedness, net	$2,426,788	$2,631,645
Indebtedness associated with real estate held for sale	122,621	—
Accounts payable and accrued expenses	109,074	109,677
Accrued interest payable	7,917	7,713
Dividends payable	36,858	32,189
Other liabilities	9,723	13,004
Total Liabilities	2,712,981	2,794,228
Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized, 0 and 0 shares issued and outstanding, respectively	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized, 224,706,731 and 224,064,940 shares issued and outstanding, including 288,250 and 232,134 unvested restricted common share awards, respectively	2,247	2,241
Additional paid-in capital	3,751,942	3,751,056
Accumulated other comprehensive income	25,513	35,102
Accumulated deficit	(348,405)	(191,735)
Total stockholders’ equity	3,431,297	3,596,664
Noncontrolling interests	135,897	141,203
Total Equity	3,567,194	3,737,867
Total Liabilities and Equity	$6,280,175	$6,532,095
The accompanying notes are an integral part of these consolidated financial statements

Independence Realty Trust, Inc. and Subsidiaries
Consolidated Statements of Operations
(Dollars in thousands, except share and per share information)

	For the Years Ended December 31,
	2023	2022	2021
REVENUE:
Rental and other property revenue	$659,841	$627,414	$249,492
Other revenue	1,142	1,111	760
Total revenue	660,983	628,525	250,252
EXPENSES:
Property operating expenses	244,330	232,275	93,252
Property management expenses	27,081	24,033	9,539
General and administrative expenses	22,766	26,260	18,610
Depreciation and amortization expense	218,968	252,849	76,909
Casualty losses (gains), net	925	(8,866)	359
Total expenses	514,070	526,551	198,669
Interest expense	(89,921)	(86,955)	(36,401)
(Loss on impairment) gain on sale of real estate assets, net	(66,547)	111,756	87,671
Loss on extinguishment of debt	(124)	—	(10,261)
Merger and integration costs	—	(5,505)	(47,063)
Other (loss) income, net	(427)	1,558	—
Loss from investments in unconsolidated real estate entities	(4,488)	(2,169)	—
Restructuring costs	(3,213)	—	—
Net (loss) income:	(17,807)	120,659	45,529
Loss (income) allocated to noncontrolling interest	580	(3,410)	(940)
Net (loss) income allocable to common shares	$(17,227)	$117,249	$44,589
(Loss) earnings per share:
Basic	$(0.08)	$0.53	$0.41
Diluted	$(0.08)	$0.53	$0.41
Weighted-average shares:
Basic	224,414,443	221,965,460	108,552,185
Diluted	224,414,443	223,119,937	109,831,520
The accompanying notes are an integral part of these consolidated financial statements.

Independence Realty Trust, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(Dollars in thousands)

	For the Years Ended December 31,
	2023	2022	2021
Net (loss) income	$(17,807)	$120,659	$45,529
Other comprehensive (loss) income:
Change in fair value of interest rate hedges	9,321	49,671	13,481
Realized (gains) losses on interest rate hedges reclassified to earnings	(19,189)	(1,296)	8,136
Total other comprehensive (loss) income	(9,868)	48,375	21,617
Comprehensive (loss) income before allocation to noncontrolling interests	(27,675)	169,034	67,146
Allocation to noncontrolling interests	722	(4,743)	(675)
Comprehensive (loss) income	$(26,953)	$164,291	$66,471
The accompanying notes are an integral part of these consolidated financial statements.

Independence Realty Trust, Inc. and Subsidiaries
Consolidated Statements of Changes in Equity
(Dollars in thousands, except share and per share data)

	Preferred Shares	Par Value Preferred Shares	Common Shares	Par Value Common Shares	Additional Paid In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2020	—	$—	101,803,762	$1,018	$919,615	$(33,822)	$(178,751)	$708,060	$4,711	$712,771
Net income	—	—	—	—	—	—	44,589	44,589	940	45,529
Common dividends declared ($0.48 per share)	—	—	—	—	—	—	(54,248)	(54,248)	—	(54,248)
Other comprehensive income	—	—	—	—	—	21,882	—	21,882	(265)	21,617
Stock compensation	—	—	327,375	3	7,343	—	—	7,346	—	7,346
Issuance of IROP Units related to acquisitions	—	—	—	—	—	—	—	—	157,200	157,200
Repurchase of shares related to equity award tax withholding	—	—	(159,191)	(2)	(2,925)	—	—	(2,927)	—	(2,927)
Conversion of noncontrolling interest to common shares	—	—	122,154	1	857	—	—	858	(858)	—
Issuance of common shares, net	—	—	118,659,635	1,188	2,754,013	—	—	2,755,201	—	2,755,201
Distribution to noncontrolling interest declared ($0.48 per unit)	—	—	—	—	—	—	—	—	(413)	(413)
Balance, December 31, 2021	—	$—	220,753,735	$2,208	$3,678,903	$(11,940)	$(188,410)	$3,480,761	$161,315	$3,642,076
Net income	—	—	—	—	—	—	117,249	117,249	3,410	120,659
Common dividends declared ($0.54 per share)	—	—	—	—	—	—	(120,574)	(120,574)	—	(120,574)
Other comprehensive income	—	—	—	—	—	47,042	—	47,042	1,333	48,375
Stock compensation	—	—	421,564	3	8,041	—	—	8,044	—	8,044
Repurchase of shares related to equity award tax withholding	—	—	(52,526)	—	(5,969)	—	—	(5,969)	—	(5,969)
Conversion of noncontrolling interest to common shares	—	—	890,669	9	21,451	—	—	21,460	(21,460)	—
Issuance of common shares, net	—	—	2,051,498	21	48,630	—	—	48,651	—	48,651
Distribution to noncontrolling interest declared ($0.54 per unit)	—	—	—	—	—	—	—	—	(3,395)	(3,395)
Balance, December 31, 2022	—	$—	224,064,940	$2,241	$3,751,056	$35,102	$(191,735)	$3,596,664	$141,203	$3,737,867
Net loss	—	—	—	—	—	—	(17,227)	(17,227)	(580)	(17,807)
Common dividends declared ($0.62 per share)	—	—	—	—	—	—	(139,443)	(139,443)	—	(139,443)
Other comprehensive loss	—	—	—	—	—	(9,589)	—	(9,589)	(279)	(9,868)
Stock compensation	—	—	538,350	5	7,878	—	—	7,883	—	7,883
Repurchase of shares related to equity award tax withholding	—	—	(41,159)	—	(7,585)	—	—	(7,585)	—	(7,585)
Conversion of noncontrolling interest to common shares	—	—	144,600	1	1,014	—	—	1,015	(1,015)	—
Issuance of common shares, net	—	—	—	—	(421)	—	—	(421)	—	(421)
Distribution to noncontrolling interest declared ($0.62 per unit)	—	—	—	—	—	—	—	—	(3,688)	(3,688)
Recognition of noncontrolling interest upon consolidation of former unconsolidated real estate entity	—	—	—	—	—	—	—	—	256	256
Balance, December 31, 2023	—	$—	224,706,731	$2,247	$3,751,942	$25,513	$(348,405)	$3,431,297	$135,897	$3,567,194
The accompanying notes are an integral part of these consolidated financial statements.

Independence Realty Trust, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Dollars in thousands)

	For the Years Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net (loss) income	$(17,807)	$120,659	$45,529
Adjustments to reconcile net (loss) income to cash flow from operating activities:
Depreciation and amortization	218,968	252,849	76,909
Accretion of loan discounts and premiums, net	(10,899)	(11,005)	(501)
Amortization of deferred financing costs, net	3,290	3,729	1,640
Stock compensation expense	7,658	7,893	7,227
Loss on impairment (gain on sale) of real estate assets, net	66,547	(111,756)	(87,671)
Loss on extinguishment of debt	124	—	10,261
Amortization related to derivative instruments	1,304	1,281	1,274
Casualty losses (gains), net	925	(8,866)	359
Equity in loss from investments in unconsolidated real estate entities	4,488	2,169	—
Other expense (income)	1,340	(1,059)	—
Changes in assets and liabilities:
Other assets	(8,062)	(33)	(523)
Accounts payable and accrued expenses	(3,228)	(2,495)	(3,633)
Accrued interest payable	(79)	538	2,085
Other liabilities	(2,399)	(4,367)	(699)
Net cash provided by operating activities	262,170	249,537	52,257
Cash flows from investing activities:
Acquisition of real estate properties	—	(201,777)	(139,516)
Acquisition of STAR, net of cash acquired	—	—	(186,122)
Cash acquired from consolidation of previously unconsolidated real estate entity	2,145	—	—
Investments in unconsolidated real estate entities	(26,003)	(60,796)	(24,999)
Distributions received from investments in unconsolidated real estate entities	—	3,406	—
Disposition of real estate properties, net	230,789	253,560	177,486
Capital expenditures	(146,629)	(83,979)	(42,973)
Additions to real estate under development	(66,223)	(61,760)	—
Proceeds from insurance claims	4,209	15,580	—
Net cash used in investing activities	(1,712)	(135,766)	(216,124)
Cash flows from financing activities:
Proceeds (costs) from issuance of common stock	(421)	48,651	317,024
Proceeds from unsecured credit facility and term loan	270,000	707,500	594,500
Unsecured and secured credit facility and term loan repayments	(250,341)	(718,525)	(302,301)
Mortgage principal repayments	(129,596)	(53,365)	(312,877)
Payments for deferred financing costs	(60)	(1,670)	(14,889)
Distributions on common stock	(134,872)	(105,829)	(49,832)
Distributions to noncontrolling interests	(3,590)	(2,743)	(294)
Payments for debt extinguishment	(124)	—	(12,481)
Repurchase of shares related to equity award tax withholding	(4,739)	(5,969)	(2,927)
Payments for forward interest rate collars	—	(3,475)	—
Net cash (used in) provided by financing activities	(253,743)	(135,425)	215,923
Net change in cash, cash equivalents and restricted cash	6,715	(21,654)	52,056
Cash, cash equivalents and restricted cash, beginning of period	44,017	65,671	13,615
Cash, cash equivalents and restricted cash, end of period	$50,732	$44,017	$65,671

Independence Realty Trust, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Dollars in thousands)

	For the Years Ended December 31,
	2023	2022	2021
Reconciliation of cash, cash equivalents, and restricted cash to the Consolidated Balance Sheet
Cash and cash equivalents	$22,852	$16,084	$35,972
Restricted cash	27,880	27,933	29,699
Total cash, cash equivalents, and restricted cash, end of period	$50,732	$44,017	$65,671
Supplemental cash flow information:
Cash paid for interest	$96,022	$96,383	$29,227
Supplemental disclosure of noncash investing and financing activities:
Decrease in noncontrolling interest from conversion of common limited partnership units to shares of common stock	$1,015	$21,460	$858
Distributions declared but not paid	$36,858	$32,189	$16,792
Real estate under development placed in service	$77,520	$—	$—
Assets acquired in STAR Merger	$—	$—	$4,770,698
Liabilities assumed in STAR Merger	$—	$—	$1,886,791
Value of common stock issued in STAR Merger	$—	$—	$2,438,177
Value of limited partnership units issued in STAR Merger	$—	$—	$157,200
Initial measurement of operating lease right of use assets	$—	$753	$672
Initial measurement of operating lease liabilities	$—	$753	$672
Accrued capital expenditures and real estate under development	$20,122	$18,889	$4,603
Assets recognized upon consolidation of previously unconsolidated real estate entity	$52,878	$—	$—
Liabilities recognized upon consolidation of previously unconsolidated real estate entity	$39,931	$—	$—
Derecognition of equity method investment upon consolidation of previously unconsolidated real estate entity	$12,691	$—	$—
Value of noncontrolling interest upon consolidation of previously unconsolidated real estate entity	$256	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

Independence Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
As of December 31, 2023
(Dollars in thousands, except share and per share data)
NOTE 1: Organization
Independence Realty Trust, Inc. (“IRT”), is a self-administered and self-managed Maryland real estate investment trust (“REIT”) which was formed on March 26, 2009. We are primarily engaged in the ownership, operation, management, improvement, and acquisition of multifamily apartment communities in non-gateway markets. As of December 31, 2023, we owned and operated 116 multifamily apartment properties (including one owned through a consolidated joint venture) that contain an aggregate 34,431 units (unaudited) across non-gateway U.S. markets, including Atlanta, Columbus, Dallas, Denver, Houston, Indianapolis, Nashville, Oklahoma City, Raleigh-Durham, and Tampa. In addition, as of December 31, 2023, we owned two investments in real estate under development in Denver, Colorado that will, upon completion, contain an aggregate of 621 (unaudited) units. As of December 31, 2023, we also owned interests in four unconsolidated joint ventures, two of which own and operate multifamily apartment communities that contain an aggregate of 810 units and two of which are developing multifamily apartment properties that will, upon completion, contain an aggregate 653 units. We own all of our assets and conduct substantially all of our operations through Independence Realty Operating Partnership, LP (“IROP”), of which we are the sole general partner.
As used herein, the terms “we,” “our,” and “us” refer to IRT and, as required by context, IROP and its subsidiaries.
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
As of December 31, 2023
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
e.    Restricted Cash
Restricted cash includes escrows of our funds held by lenders to fund certain expenditures, such as real estate taxes and insurance, or to be released at our discretion upon the occurrence of certain pre-specified events. As of December 31, 2023 and 2022, we had $27,880 and $27,933, respectively, of restricted cash.
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
The aggregate value of in-place leases is determined by evaluating various factors, including the terms of the leases that are in place and assumed lease-up periods. The value assigned to these intangible assets is amortized over the assumed lease up period, typically six months. During the year ended December 31, 2023 we consolidated a former unconsolidated real estate entity and recognized in-place leases with a value of $398 (see Note 5: Investments in Unconsolidated Real Estate for details). During the year ended December 31, 2022, we acquired in-place leases with a value of $1,136, related to our acquisitions that are discussed further in Note 4: Investments in Real Estate. For the years ended December 31, 2023, 2022 and 2021, we recorded $731, $54,006, and $5,125 of amortization expense for intangible assets, respectively. For the years ended December 31, 2023, 2022, and 2021, we wrote-off fully amortized intangible assets of $1,099, $58,085, and $1,549, respectively.
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
As of December 31, 2023
(Dollars in thousands, except share and per share data)
the extent that the fair value of net assets acquired differs from the fair value of consideration paid, ASC 805 requires the recognition of goodwill or a gain from a bargain purchase, if any.
Impairment of Long-Lived Assets
Management evaluates the recoverability of our investment in real estate assets, including related identifiable intangible assets, in accordance with FASB ASC Topic 360, “Property, Plant and Equipment”. This accounting standard requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that recoverability of the assets is not assured.
We review our long-lived assets on an ongoing basis and evaluate the recoverability of the carrying value when there is an indicator of impairment. An impairment charge is recognized when it is determined that the carrying value of the asset exceeds the fair value. The estimated cash flows and estimated fair value used in the impairment analysis are determined based on our plans for the respective assets, including the expected hold period, and our assessment of market and economic conditions. The estimates consider matters such as current and historical rental rates, occupancies for the respective and/or comparable properties, and recent sales data for comparable properties. Changes in our plans or views of market and economic conditions may result in adjustments to estimated future cash flows, which could lead to recognition of impairment losses. These losses, as guided by the applicable accounting standards, could be significant. For the years ended December 31, 2023, 2022, and 2021, we recorded impairment losses of $69,702, $3,529, and $0, respectively.
Depreciation Expense
Depreciation expense for real estate assets is computed using a straight-line method based on a life of 40 years for buildings and improvements and five to ten years for furniture, fixtures, and equipment. For the years ended December 31, 2023, 2022 and 2021, we recorded $216,980, $197,539 and $70,578 of depreciation expense, respectively. For the years ended December 31, 2023, 2022, and 2021, we wrote-off fully depreciated fixed assets of $23,120, $7,482, and $4,607, respectively.
Casualty Related Costs
Occasionally, we incur losses at our communities from wind storms, floods, fires and similar hazards. Sometimes, a portion of these losses are not fully covered by our insurance policies due to deductibles. In these cases, we estimate the carrying value of the damaged property and record a casualty loss for the difference between the estimated carrying value and the insurance proceeds. Any amount of insurance recovery in excess of the amount of the losses incurred is considered a gain contingency and is recorded in casualty (gains) losses, net when the proceeds are received. During the years ended December 31, 2023, 2022 and 2021, we recognized/incurred $925, $(8,866), and $359 of casualty losses (gains), net, respectively.
g.    Investments in Real Estate Under Development
We capitalize direct and indirect project costs incurred during the development period such as construction, insurance, architectural, legal, interest costs, and real estate taxes. At such time as the development is considered substantially complete, the capitalization of certain indirect costs such as real estate taxes, interest costs, and all project-related costs in real estate under development are reclassified to investments in real estate. For the years ended December 31, 2023, 2022, and 2021, we recorded $6,548, $2,291, and $1,336, respectively, of capitalized interest expense, on our investments in real estate under development.
As of December 31, 2023 and 2022, the carrying value of our investments in real estate under development in Denver, Colorado totaled $98,365 and $105,518, respectively, and was recorded as a separate line item in our consolidated balance sheet. As of December 31, 2023, we had reclassified development costs of $77,520 from investments in real estate under development.

Independence Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
As of December 31, 2023
(Dollars in thousands, except share and per share data)
h.    Investments in Unconsolidated Real Estate Entities
We have entered into joint ventures with unrelated third parties to acquire, develop, own, operate, and manage real estate assets. Our joint ventures are funded with a combination of debt and equity. We will consolidate entities that we control as well as any variable interest entity where we are the primary beneficiary. Under the VIE model, we consolidate an entity when we have the ability to direct the activities of the VIE and the obligations to absorb losses or the right to receive benefits that could potentially be significant to the VIE. Under the voting model, we consolidate an entity when we control the entity through ownership of a majority voting interest. We separately analyzed the initial accounting for each of our four investments in unconsolidated real estate entities and concluded that each are a voting interest entity. Our equity interest varies for each joint venture between 50% to 90% but, in each case, we share control of the major decisions that most significantly impact the joint ventures with our partners. Since we do not control the joint venture through our ownership interest, they are accounted for under the equity method of accounting, and are included in investments in unconsolidated real estate entities on the consolidated balance sheets. Under the equity method of accounting, the investments are carried at cost plus our share of net earnings or losses. For the years ended December 31, 2023, 2022, and 2021, we recorded $4,272, $1,601, and $339, respectively, of capitalized interest expense, on our investments in unconsolidated real estate entities in our consolidated balance sheet.
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
The table below presents our revenues disaggregated by revenue source.

	For the year ended December 31,
	2023	2022	2021
Rental revenue (1)	$630,260	$601,201	$240,829
Other property revenue (2)	29,581	26,213	8,663
Other revenue	1,142	1,111	760
Total revenue	$660,983	$628,525	$250,252

(1)	Amounts include all revenue streams derived from lease and non-lease components accounted for under ASC 842.

(2)	Amounts include revenue related to activities that are not considered components of a lease, including application fees and administrative fees, as well as revenue not related to leasing activities, including vendor revenue sharing. All amounts are accounted for under FASB ASC Topic 606 “Revenue from Contracts with Customers” (“ASC 606”).
Geographic Concentration (Unaudited)
Our portfolio of properties consists primarily of apartment communities geographically concentrated in the Southeastern and Midwest United States. Texas, Georgia, North Carolina, Tennessee, Ohio, Colorado, Florida, Alabama, Kentucky, and Indiana comprised 20.82%, 15.52%, 9.95%, 9.06%, 7.70%, 6.77%, 6.03%, 5.57%, 5.50%, and 5.05%, respectively, of our rental revenue for the year ended December 31, 2023.

Independence Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
As of December 31, 2023
(Dollars in thousands, except share and per share data)
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
Advertising Expenses
For the years ended December 31, 2023, 2022 and 2021, we incurred $7,110, $5,414, and $2,511 of advertising expenses, respectively.
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
As of December 31, 2023
(Dollars in thousands, except share and per share data)
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
FASB ASC Topic 825, “Financial Instruments” requires disclosure of the fair value of financial instruments for which it is practicable to estimate that value. Given that cash and cash equivalents and restricted cash are short term in nature with limited fair value volatility, the carrying amount is deemed to be a reasonable approximation of fair value and the fair value input is classified as a Level 1 fair value measurement. The fair value input for derivatives is classified as a Level 2 fair value measurement within the fair value hierarchy. The fair value of our unsecured credit facility, term loans, and mortgage indebtedness is based on a discounted cash flows valuation technique. As this technique utilizes current credit spreads, which are generally unobservable, this is classified as a Level 3 fair value measurement within the fair value hierarchy. We determine appropriate credit spreads based on the type of debt and its maturity. There were no transfers between levels in the fair value hierarchy for the years ended December 31, 2023, and 2022. The following table summarizes the carrying amount and the fair value of our financial instruments as of the periods indicated:

	As of December 31, 2023		As of December 31, 2022
Financial Instrument	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Cash and cash equivalents	$22,852	$22,852	$16,084	$16,084
Restricted cash	27,880	27,880	27,933	27,933
Derivative assets	29,937	29,937	41,109	41,109

Liabilities
Debt:
Unsecured Revolver	233,362	235,607	164,283	169,842
Unsecured Term loans	597,544	602,589	596,612	611,265
Secured credit facilities	606,099	554,198	660,542	580,332
Mortgages	1,112,404	1,029,028	1,210,208	1,088,579
k.    Deferred Financing Costs
Costs incurred in connection with debt financing are deferred and classified within indebtedness and charged to interest expense over the terms of the related debt agreements, under the effective interest method.
l. Office Leases
In accordance with FASB ASC Topic 842, “Leases”, lessees are required to recognize a right-of-use asset and a lease liability on the balance sheet at the lease commencement date for all leases, except those leases with terms of less than a year. We lease corporate office space under leases with terms of up to 10 years and that may include extension options, but that do not include any residual value guarantees or restrictive covenants. As of December 31, 2023 and 2022, we have $2,408 and $3,079, respectively, of operating lease right-of-use assets and $2,701 and $3,401, respectively, of operating lease liabilities related to our corporate office leases. The operating lease right-of-use assets are presented within other assets and the operating lease liabilities are presented within other liabilities in our consolidated balance sheet. We recorded $849, $1,320, and $706 of total operating lease expense during the years ended December 31, 2023, 2022, and

Independence Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
As of December 31, 2023
(Dollars in thousands, except share and per share data)
2021, respectively, which is recorded within property management expense and general and administrative expenses in our consolidated statements of operations.
m.    Income Taxes
We have elected to be taxed as a REIT. We recorded no income tax expense for the years ended December 31, 2023, 2022, and 2021.
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
For the year ended December 31, 2023, 74% of dividends were characterized as capital gain distributions and 26% were characterized as ordinary income. For the year ended December 31, 2022, 99% of dividends were characterized as capital gain distributions and 1% were characterized as ordinary income. For the year ended December 31, 2021, 100% of dividends were characterized as capital gain distributions, 0% were characterized as ordinary income.
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
As of December 31, 2023
(Dollars in thousands, except share and per share data)
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
q.    Employee Retention Credit
Under the terms of the March 27, 2020 Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), we were eligible and applied for assistance in the form of a refundable employee retention credit. Since applicable GAAP guidance is limited, we adopted an accounting policy by analogizing to International Accounting Standard 20 “Accounting for Government Grants” to recognize employee retention credits as a reimbursement of payroll related expenses within property operating expenses, property management expenses, and general and administrative expenses in our consolidated statements of operations. During the six months ended December 31, 2022, we received employee retention credit refunds totaling $6,238 and recognized $3,006 in reimbursements of previously paid employer payroll taxes and retention costs in our consolidated statements of operations. During the year ended December 31, 2023, we recognized reimbursements of payroll related expenses of $3,232 in our consolidated statements of operations.
r.    Restructuring Costs
During the three months ended March 31, 2023, we reorganized certain departments in our organization impacting a limited number of employees. The impacted employees were provided severance packages that included cash severance payments and the accelerated vesting of performance share units and restricted stock awards, as applicable. In accordance with ASC 712 “Compensation – Nonretirement Postemployment Benefits”, we recognized the full amount of restructuring costs of $3,213 during the three months ended March 31, 2023, which is presented in the restructuring costs line on the consolidated statement of operations. No restructuring costs were recognized during the years ended December 31, 2022 and 2021.
s.    Recent Accounting Pronouncements
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
In December 2022, the FASB issued ASU 2022-06, Deferral of the Sunset Date of Topic 848 (“ASU 2022-06”) which was issued to defer the sunset date of Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform to December 31, 2024. ASU 2022-06 has no impact on the Company’s consolidated financial statements for the year ended December 31, 2023.
In November 2023, the FASB issued ASU 2023-07, Segment Reporting, Topic 280, “Improvements to Reportable Segment Disclosures” (“ASU 2023-07”) which was issued to improve the disclosures about a public entity's reportable

Independence Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
As of December 31, 2023
(Dollars in thousands, except share and per share data)
segments and address requests from investors for additional, more detailed information about a reportable segment's expenses. Early adoption of ASU 2023-07 is permitted and the Company is still evaluating the impact of adopting this ASU.
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
Through the STAR Merger, we acquired 68 apartment communities that contained 21,394 units and two apartment communities under development and that will contain upon completion an aggregate of 621 units (unaudited). The consolidated net assets and results of operations of STAR are included in our consolidated financial statements from the closing date of December 16, 2021, going forward.
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
We incurred total merger and integration related expenses of $0, $5,505 and $47,063 for the years ended December 31, 2023, 2022, and 2021, respectively. These amounts were expensed as incurred, and are included in the

Independence Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
As of December 31, 2023
(Dollars in thousands, except share and per share data)
consolidated statements of operations in the item titled “Merger and integration costs”, and primarily consist of technology migration and implementation costs, consulting and professional fees and employee severance costs.
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

(Unaudited) Year Ended December 31, 2021
Revenue	$591,292
Net income (loss) (a)	$103,932
Net (income) loss attributable to noncontrolling interests	$(3,426)
Net income (loss) attributable to common stockholders	$100,506
Net income (loss) attributable to common stockholders per share - basic and diluted	$0.45

(a)
Contemporaneously with the closing of the STAR Merger, we hired 485 employees, previously employed by STAR, to operate the properties acquired in the STAR Merger in addition to serving in corporate positions.

NOTE 4: Investments in Real Estate
As of December 31, 2023, our investments in real estate consisted of 116 (unaudited) operating apartment properties that contain 34,431 (unaudited) units and one (unaudited) development property that contains 325 (unaudited) units. The following table summarizes our investments in real estate:

	2023	2022	Depreciable Lives (In years)
Land	$540,950	$579,094	—
Building	5,288,956	5,695,711	40
Furniture, fixtures and equipment	429,306	340,438	5-10
Total investments in real estate	$6,259,212	$6,615,243
Accumulated depreciation	(582,760)	(425,034)
Investments in real estate, net	$5,676,452	$6,190,209
Portfolio Optimization and Deleveraging Strategy
On October 26, 2023, our Board of Directors approved a plan, which we refer to as our Portfolio Optimization and Deleveraging Strategy, which targeted the sale of 10 properties located in seven markets in order to exit or reduce our presence in these markets while also deleveraging our balance sheet. As of December 31, 2023, four of these targeted properties in four markets were sold.
As of December 31, 2023, the six remaining properties targeted for sale under our Portfolio Optimization and Deleveraging Strategy were classified as held for sale. We sold two of these six assets subsequent to December 31, 2023, and as of the date of this Annual Report, the remaining four assets are under executed contracts of sale and are expected to close in the first quarter of 2024. We expect to use the net proceeds from the sale of these properties to reduce our indebtedness and recognized a loss on impairment on five of the six properties that had carrying values that exceeded the expected sales proceeds less transactions costs. While the four remaining properties that are part of the Portfolio Optimization and Deleveraging Strategy are under contracts of sale, there can be no assurance that the sales will be consummated at expected pricing levels, within expected time frames, or at all.

Independence Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
As of December 31, 2023
(Dollars in thousands, except share and per share data)
For the year ended December 31, 2023, we recorded impairment charges that are included in (loss on impairment) gain on sale of real estate assets, net on the consolidated statements of operations as detailed in the following table.

Property Name	Market	Units (Unaudited)	Sale Date	Sale Price	(Loss on Impairment) Gain on Sale(1)
Eagle Lake Landing	Indianapolis, IN	277	2/28/2023	$37,300	$1,179
The Meadows at River Run (2)	Chicago, IL	374	12/20/2023	72,700	(14,612)
Fielders Creek (2)	Denver, CO	217	12/21/2023	44,100	(11,019)
Cottage Trails at Culpepper Landing (2)	Norfolk, VA	183	12/28/2023	40,750	(10,168)
Oak Crossing (2)	Fort Wayne, IN	222	12/28/2023	43,100	1,029
Belmar Villas (2)(3)	Denver, CO	318	2/13/2024	74,300	(7,195)
Villas at Kingwood (2)(3)	Houston, TX	330	2/13/2024	53,700	(4,634)
Villas at Huffmeister (2)(3)	Houston, TX	294	(5)	44,250	(4,097)
Hearthstone at City Center (2)(3)	Denver, CO	360	(5)	74,000	(9,895)
Reserve at Creekside (2)(3)	Chattanooga, TN	192	(5)	28,500	(7,135)
Westmont Commons (2)(3)(4)	Asheville, NC	252	(5)	49,875	—
Totals		3,019		$562,575	$(66,547)
(1)(Loss on impairment) gain on sale of real estate sold in 2023 is net of $1,900 of defeasance and debt prepayment gains.
(2)Included in the Portfolio Optimization and Deleveraging Strategy.
(3)Held for sale as of December 31, 2023.
(4)A gain on sale of real estate is expected as a result of the sales proceeds less transactions costs exceeding the carrying value.
(5)We expect the sale of these properties to close in the first quarter of 2024.
Acquisitions
There were no property acquisitions during the year ended December 31, 2023.
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
As of December 31, 2023
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
Dispositions
The table above under Portfolio Optimization and Deleveraging Strategy, summarizes the dispositions and properties held for sale for the year ended December 31, 2023 and the properties sold subsequent to the year ended December 31, 2023.
The below table summarizes the dispositions for the year ended December 31, 2022:

Property Name	Date of Sale	Sale Price	Gain on sale (loss on impairment) (1)
Riverchase	01/18/2022	$31,000	$12,901
Heritage Park	02/02/2022	48,500	31,366
Raindance	02/02/2022	47,500	33,748
Haverford	02/02/2022	31,050	16,697
Meadows Apartments	10/26/2022	57,000	20,573
Sycamore Terrace (2)	12/06/2022	42,000	(3,529)
Total		$257,050	$111,756

(1)	The gain on sale (loss on impairment) for these properties is net of $409 of defeasance and debt prepayment gains.
(2)	Impairment charge recognized following a fourth quarter amendment to the purchase and sale agreement which resulted in the carrying value of the property exceeding its fair value.
The below table summarizes the dispositions for the year ended December 31, 2021:

Property Name	Date of Sale	Sale Price	Gain on sale (1)
King's Landing	07/28/2021	$40,100	$11,566
Crestmont	12/13/2021	48,500	33,067
Creekside	12/16/2021	91,000	43,104
Total		$179,600	$87,737

(1)	The gain on sale for these properties is net of $2,312 of defeasance costs and debt prepayment costs.
NOTE 5: Investments in Unconsolidated Real Estate Entities
As of December 31, 2023, our investments in unconsolidated real estate entities had aggregate land, building, and construction in progress costs capitalized of $240,940 and aggregate construction debt of $125,065. We do not guarantee any debt, capital payout or other obligations associated with these entities. We recognize earnings or losses from our investments in unconsolidated real estate entities consisting of our proportionate share of the net earnings or losses of the

Independence Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
As of December 31, 2023
(Dollars in thousands, except share and per share data)
joint ventures. We recognized losses of $4,488, $2,169, and $0 from equity method investments during the years ended December 31, 2023, 2022, and 2021, respectively, and these losses were recorded in loss from investments in unconsolidated real estate entities in our consolidated statements of operations.
The following table summarizes our investments in unconsolidated real estate entities as of December 31, 2023 and 2022:

				Carrying Value As Of
Investments in Unconsolidated Real Estate Entities	Location	Units(1) (Unaudited)	IRT Ownership Interest	December 31, 2023		December 31, 2022
Metropolis at Innsbrook (2)	Richmond, VA	402	84.8%	$18,028		$17,331
Views of Music City II / The Crockett (3)	Nashville, TN	408	50.0%	11,632		11,363
Lakeline Station	Austin, TX	378	90.0%	32,126		25,292
The Mustang	Dallas, TX	275	85.0%	27,258		11,812
Virtuoso (4)	Huntsville, AL	—	90.0%	—		14,422
Total		1,463		$89,044	$89,044	$80,220
(1)Represents the total number of units after development is complete and each property is placed in service.
(2)Operations commenced during the three months ended June 30, 2023 with 172 units (unaudited) placed in service. The remaining 230 units (unaudited) were placed in service during the three months ended September 30, 2023. We have a call option, which takes effect on June 1, 2024, to exercise our purchase option on Metropolis at Innsbrook when the property achieves 90% occupancy.
(3)Views of Music City II is an operating property consisting of 209 total units (unaudited) delivered as of October 2, 2023. The Crockett is an operating property consisting of 199 units (unaudited) delivered during the three months ended March 31, 2023. We have until April 4, 2024 and October 1, 2024 to exercise our purchase options on The Crockett and Views of Music City II, respectively.
(4)An amendment to the Virtuoso joint venture agreement on August 1, 2023 provided us with control over the major decisions that most significantly impact the joint venture and removed our joint venture partner’s rights to a promote interest. As a result of the amendment, we reassessed the accounting for Virtuoso, a former unconsolidated real estate entity that consists of 178 units (unaudited) in Huntsville, Alabama. Because we concluded that Virtuoso is a voting interest entity and that we now control the major decisions that most significantly impact the joint venture through our 90% voting interest, we began consolidating the assets and liabilities and operating results of Virtuoso effective August 1, 2023. In accordance with FASB Topic ASC 805, upon consolidation, we recognized the assets and liabilities of Virtuoso at carryover basis, allocating the individual assets and liabilities based upon their relative fair values on our consolidated balance sheets.

Independence Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
As of December 31, 2023
(Dollars in thousands, except share and per share data)
The following table summarizes the assets and liabilities recognized upon the consolidation of Virtuoso, our former unconsolidated real estate entity, during the year ended December 31, 2023, on the date of consolidation.

Assets and Liabilities Consolidated During the Year Ended December 31, 2023
Assets:
Investments in real estate	$49,939
Cash and cash equivalents	816
Restricted cash	1,329
Other assets	396
Intangible assets	398
Total assets	$52,878
Liabilities:
Indebtedness	$39,281
Accounts payable and accrued expenses	255
Accrued interest payable	283
Other liabilities	112
Total liabilities	39,931
Noncontrolling interest	256
Derecognition of investments in unconsolidated real estate entities	12,691
Total Liabilities and equity	$52,878

NOTE 6: Indebtedness
The following tables contain summary information concerning our consolidated indebtedness, including indebtedness secured by real estate held for sale as of December 31, 2023:

Debt:	Outstanding Principal	Unamortized Debt Issuance Costs	Unamortized Loan (Discount)/Premiums	Carrying Amount	Type	Weighted Average Contractual Rate (3)	Weighted Average Effective Rate (4)	Weighted Average Maturity (in years)
Unsecured revolver (1)	$234,479	$(1,117)	$—	$233,362	Floating	6.6%	5.4%	2.1
Unsecured term loans	600,000	(2,456)	—	597,544	Floating	6.5%	3.9%	3.5
Secured credit facilities	586,286	(1,949)	21,762	606,099	Floating/Fixed	4.2%	4.6%	4.9
Mortgages (2)	1,094,933	(5,250)	22,721	1,112,404	Fixed	3.8%	4.0%	4.3
Total Debt	$2,515,698	$(10,772)	$44,483	$2,549,409		4.8%	4.2%	4.0
(1)The unsecured revolver total capacity is $500,000, of which $234,479 was outstanding as of December 31, 2023.
(2)Includes indebtedness secured by real estate held for sale of $122,621.
(3)Represents the weighted average of the contractual interest rates in effect as of year-end without regard to any interest rate swaps or collars.
(4)Represents the total weighted average effective interest rate for the full year ended December 31, 2023, after giving effect to all components of interest expense including the impact of interest rate swaps and collars, but excluding the impact of loan premium amortization, discount accretion, and interest capitalization.

Independence Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
As of December 31, 2023
(Dollars in thousands, except share and per share data)

	Original maturities on or before December 31,
Debt:	2024	2025	2026	2027	2028	Thereafter
Unsecured revolver	$—	$—	$234,479	$—	$—	$—
Unsecured term loans	—	—	200,000	—	400,000	—
Secured credit facilities	—	3,065	9,111	10,081	454,589	109,440
Mortgages (1)	66,827	135,924	144,235	15,198	200,659	532,090
Total	$66,827	$138,989	$587,825	$25,279	$1,055,248	$641,530
(1)Includes indebtedness secured by real estate held for sale.
The following table contains summary information concerning our consolidated indebtedness as of December 31, 2022:

Debt:	Outstanding Principal	Unamortized Debt Issuance Costs	Unamortized Loan (Discount)/Premiums	Carrying Amount	Type	Weighted Average Rate (2)	Weighted Average Maturity (in years)
Unsecured revolver (1)	$165,978	$(1,695)	$—	$164,283	Floating	4.9%	3.1
Unsecured term loans	600,000	(3,388)	—	596,612	Floating	5.1%	4.5
Secured credit facilities	635,128	(2,256)	27,670	660,542	Floating/Fixed	4.3%	5.9
Mortgages	1,185,246	(7,305)	32,267	1,210,208	Fixed	3.9%	5.2
Total Debt	$2,586,352	$(14,644)	$59,937	$2,631,645		4.5%	5.1
(1)The unsecured credit facility total capacity was $500,000, of which $165,978 was outstanding as of December 31, 2022.
(2)Represents the weighted average of the contractual interest rates in effect as of quarter-end without regard to any interest rate swaps or collars. Our total weighted average effective interest rate as of the year ended December 31, 2022, after giving effect to the impact of interest rate swaps and collars, and excluding the impact of loan premium amortization and discount accretion was 4.1%.
As of December 31, 2023 we were in compliance with all financial covenants contained in our consolidated indebtedness.
Unsecured Revolving Credit Facility and Term Loans
On July 25, 2022, we entered into the Fourth Amended, Restated and Consolidated Credit Agreement (the “Fourth Restated Credit Agreement”) which amended and restated in its entirety the Third Amended and Restated Credit Agreement dated as of December 14, 2021 (the “Third Restated Credit Agreement”). The Fourth Restated Credit Agreement provides for an aggregate amount available for borrowing of $1,100,000, which consists of (i) a $500,000 unsecured revolving credit facility with a January 31, 2026 scheduled maturity date (the “Revolving Credit Facility”), (ii) a $400,000 term loan with a January 28, 2028 maturity date (the “2028 Term Loan”); and (iii) a $200,000 term loan with a May 18, 2026 maturity date (the “2026 Term Loan”). The Fourth Restated Credit Agreement represents an increase of $100,000 over the Third Restated Credit Agreement which provided for (i) the Revolving Credit Facility, (ii) the 2026 Term Loan, and (iii) two additional term loans of $200,000 and $100,000, which had maturity dates of January 17, 2024 and November 20, 2024, respectively (collectively, the “2024 Term Loans”). Proceeds of the 2028 Term Loan were used to (i) repay and retire the 2024 Term Loans, and (ii) reduce $100,000 of outstanding borrowings under the Revolving Credit Facility. In addition, the Fourth Restated Credit Agreement changed the LIBOR interest rate option to SOFR. The Fourth Restated Credit Agreement otherwise continues, without material change, the 2026 Term Loan and the Revolving Credit Facility. We recognized the restructuring of the Fourth Restated Credit Agreement as a modification of debt for all lenders except for one and incurred deferred financing costs of $1,477 associated with the transaction. We recognized the portion

Independence Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
As of December 31, 2023
(Dollars in thousands, except share and per share data)
of debt associated with the lender no longer participating in the Fourth Restated Credit Agreement as an extinguishment of debt and wrote off their de minimis deferred financing costs.
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
Secured Credit Facilities
PNC Secured Credit Facility
On December 16, 2021, in connection with the STAR Merger, we assumed the PNC MCFA, a fixed rate multifamily note and other loan documents for the benefit of PNC Bank. The PNC MCFA provides for a fixed rate loan in the aggregate principal amount of $79,170 that accrues interest at 2.82% per annum and has a maturity date of July 1, 2030. As of December 31, 2023, the outstanding principal balance was $76,248.
Newmark Secured Credit Facility
On December 16, 2021, in connection with the STAR Merger, we assumed the Newmark MCFA, which consists of four tranches: (1) a fixed rate loan in the aggregate principal amount of $331,001 that accrues interest at 4.43% per annum; (2) a fixed rate loan in the aggregate principal amount of $137,917 that accrues interest at 4.57% per annum; (3) a variable rate loan in the aggregate principal amount of $49,493 that accrues interest at the one-month LIBOR plus 1.70% per annum; and (4) a fixed rate loan in the aggregate principal amount of $40,468 that accrues interest at 3.34% per annum. The first three tranches have a maturity date of August 1, 2028, and the fourth tranche has a maturity date of March 1, 2030, unless in each case the maturity date is accelerated in accordance with the terms of the loan documents. Interest only payments are payable monthly through August 1, 2025 and April 1, 2027 on the first three tranches and fourth tranche, respectively, with interest and principal payments due monthly thereafter. As of December 31, 2023, the outstanding balance on tranche 3 was $652. In January 2024, tranche 3 was repaid and retired with proceeds from the 2023 property sales.

Independence Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
As of December 31, 2023
(Dollars in thousands, except share and per share data)
Mortgages
The following table summarizes the mortgage payoffs during the years ended December 31, 2023 and 2022.

	Amount	Weighted Average Interest Rate
Mortgage payoffs in 2022	$46,046	3.60%
Mortgage payoffs in 2023	121,018	5.87%
	$167,064	5.24%
In connection with mortgage debt prepaid during the year ended December 31, 2023, we incurred losses on extinguishment of debt totaling $124.
Subsequent to the year ended December 31, 2023, we reduced the balance on our unsecured revolving credit facility in the amount of $47,000 and paid off the balance of the third tranche of the Newmark Secured Credit Facility in the amount of $652 using proceeds from properties targeted for sale in our Portfolio Optimization and Deleveraging Strategy.
Subsequent to the year ended December 31, 2023, we paid off mortgages in the aggregate amount of $79,064 as a result of the sale of Villas at Kingwood and Belmar Villas, which were two properties targeted for sale in our Portfolio Optimization and Deleveraging Strategy. In connection with the sale of these properties we incurred aggregate gains on extinguishment of debt totaling $677.
NOTE 7: Derivative Financial Instruments
The following table summarizes the aggregate notional amount and estimated net fair value of our derivative instruments as of December 31, 2023 and 2022:

	As of December 31, 2023			As of December 31, 2022
	Notional	Fair Value of Assets	Fair Value of Liabilities	Notional	Fair Value of Assets	Fair Value of Liabilities
Cash flow hedges:
Interest rate swaps	$500,000	$20,090	—	$300,000	$26,099	$—
Interest rate collars	250,000	2,700	—	250,000	8,317	—
Forward interest rate collars	200,000	7,147	—	200,000	6,693	—
Total	$950,000	$29,937	—	$750,000	$41,109	$—
Interest rate swaps
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
As of December 31, 2023
(Dollars in thousands, except share and per share data)
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
For interest rate swaps and collars that are considered effective hedges, we reclassified realized gains (losses) of $19,189, $(1,296), and $8,136 to earnings within interest expense for the years ended December 31, 2023, 2022 and 2021, respectively. For interest rate swaps that are considered effective hedges, gains of $15,718 are expected to be reclassified out of accumulated other comprehensive income (loss) to earnings over the next 12 months.
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
On June 14, 2023, we replaced our previous shelf registration statement with our new shelf registration statement. On July 28, 2023, we entered into an equity distribution agreement pursuant to which we may from time to time offer and sell shares of our common stock under our shelf registration statement having an aggregate offering price of up to $450,000 (the “2023 ATM Program”) in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act. Under the 2023 ATM Program, we may also enter into one or more forward sale transactions for the sale of shares of our common stock on a forward basis. There were no forward sale transactions as

Independence Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
As of December 31, 2023
(Dollars in thousands, except share and per share data)
of December 31, 2023, and no shares of our common stock were sold under the 2023 ATM Program or the Previous ATM Program during the year ended December 31, 2023.
The following table summarizes our sales transactions under the Previous ATM Program settled during the year ended December 31, 2022.

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
On May 18, 2022, our Board of Directors authorized a common stock repurchase program (the “Stock Repurchase Program”) covering up to $250,000 in shares of our common stock. Under the Stock Repurchase Program, we, in our discretion, may purchase our shares from time to time in the open market or in privately negotiated transactions. The amount and timing of the purchases will depend on a number of factors, including the price and availability of our shares, trading volumes and general market conditions. The Stock Repurchase Program has no time limit and may be suspended or discontinued at any time. During the years ended December 31, 2023, and 2022 we had no repurchases of shares under the Stock Repurchase Program. As of December 31, 2023, we had $250,000 in shares of our common stock remaining authorized for purchase under the Stock Repurchase Program.
Our board of directors declared the following dividends in 2023:

Quarter	Declaration Date	Record Date	Payment Date	Dividend Declared Per Share
First quarter 2023	March 13, 2023	March 31, 2023	April 21, 2023	$0.14
Second quarter 2023	May 10, 2023	June 30, 2023	July 21, 2023	$0.16
Third quarter 2023	September 12, 2023	September 29, 2023	October 20, 2023	$0.16
Fourth quarter 2023	December 11, 2023	December 29, 2023	January 19, 2024	$0.16
Our board of directors declared the following dividends in 2022:

Quarter	Declaration Date	Record Date	Payment Date	Dividend Declared Per Share
First quarter 2022	March 14, 2022	April 1, 2022	April 22, 2022	$0.12
Second quarter 2022	May 18, 2022	July 1, 2022	July 22, 2022	$0.14
Third quarter 2022	September 12, 2022	September 30, 2022	October 21, 2022	$0.14
Fourth quarter 2022	December 12, 2022	December 30, 2022	January 20, 2023	$0.14
Noncontrolling Interest
During 2023, holders of IROP units exchanged 144,600 units for 144,600 shares of our common stock. As of December 31, 2023, 5,946,571 IROP units held by unaffiliated third parties were outstanding.

Independence Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
As of December 31, 2023
(Dollars in thousands, except share and per share data)
During 2022, holders of IROP units exchanged 890,669 units for 890,669 shares of our common stock. As of December 31, 2022, 6,091,171 IROP units held by unaffiliated third parties were outstanding.
Our board of directors declared the following distributions on our operating partnership’s LP units during 2023:

Quarter	Declaration Date	Record Date	Payment Date	Dividend Declared Per Unit
First quarter 2023	March 13, 2023	March 31, 2023	April 21, 2023	$0.14
Second quarter 2023	May 10, 2023	June 30, 2023	July 21, 2023	$0.16
Third quarter 2023	September 12, 2023	September 29, 2023	October 20, 2023	$0.16
Fourth quarter 2023	December 11, 2023	December 29, 2023	January 19, 2024	$0.16
Our board of directors declared the following distributions on our operating partnership’s LP units during 2022:

Quarter	Declaration Date	Record Date	Payment Date	Dividend Declared Per Share
First quarter 2022	March 14, 2022	April 1, 2022	April 22, 2022	$0.12
Second quarter 2022	May 18, 2022	July 1, 2022	July 22, 2022	$0.14
Third quarter 2022	September 12, 2022	September 30, 2022	October 21, 2022	$0.14
Fourth quarter 2022	December 12, 2022	December 30, 2022	January 20, 2023	$0.14
NOTE 9: Equity Compensation Plans
On May 18, 2022, our stockholders approved our 2022 Long Term Incentive Plan (the “2022 Incentive Plan”) which replaced the 2016 Long Term Incentive Plan (the “Prior Plan”, collectively known as the “Incentive Plan”). No new awards may be made under the Prior Plan, although awards outstanding under the Prior Plan will remain subject to the terms of the Prior Plan. The 2022 Incentive Plan provides for grants of equity and equity-based awards to our employees, officers, directors, consultants and other service providers, and such awards may take the form of restricted or unrestricted shares of common stock, non-qualified stock options, incentive stock options, restricted stock units (“RSUs”), stock appreciation rights (“SARs”), dividend equivalents and other equity and cash-based awards. A maximum of 8,000,000 shares of our common stock (plus up to an additional 1,280,610 shares of our common stock, to the extent that shares subject to outstanding awards under the Prior Plan are recycled into the 2022 Incentive Plan) may be awarded under the 2022 Incentive Plan, subject to customary adjustment for stock splits, reverse stock splits and similar corporate events or transactions affecting shares of our common stock.
Under the Incentive Plan, we have granted restricted shares, RSUs, and PSUs. For the years ended December 31, 2023, 2022 and 2021 we recognized $7,883, $8,044 and $7,346 of stock compensation expense, respectively.

Independence Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
As of December 31, 2023
(Dollars in thousands, except share and per share data)
The restricted shares and RSUs granted under the Incentive Plan generally vest over a two, three, or four-year period. In addition, we have granted unrestricted shares to our directors. These awards generally vested immediately. A summary of restricted common share award and RSU activity is presented below.

	2023		2022		2021
	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Balance, January 1,	395,482	$18.67	404,988	$13.75	406,849	$11.68
Granted	356,886	18.06	269,150	23.07	514,177	20.08
Vested	(260,128)	17.80	(223,785)	14.40	(475,426)	18.82
Forfeited	(75,505)	18.59	(54,871)	21.38	(40,612)	13.78
Balance, December 31, (1)	416,735	$18.70	395,482	$18.67	404,988	$13.75
(1)The outstanding award balance above included 127,989, 163,348, and 135,336 RSUs as of December 31, 2023, 2022, and 2021, respectively.
Subsequent to December 31, 2023, 315,592 restricted stock awards and RSUs valued at a weighted-average price of $14.53, or $4,585 in the aggregate were awarded to employees. These awards vest over a two to four-year period.
As of December 31, 2023, the unearned compensation cost relating to unvested restricted common share awards and RSUs was $3,595, which will be recognized over a weighted-average period of 1.9 years. The estimated fair value of restricted common share awards, and RSUs, vested during 2023, 2022, and 2021 was $4,494, $5,452, and $7,208, respectively.
The PSUs granted under the Incentive Plan have a three-year performance period and are generally based on (1) market performance as measured by total stockholder return for 70% of the award and (2) a subjective element tied to individual performance for 30% of the award. The PSUs vest 50% upon the Compensation Committee’s determination as to the satisfaction of the performance criteria (which shall be within two months of the last day of the performance period) and 50% on the first anniversary of the last day of the performance period, subject to continued service through such dates. A summary of PSU activity is presented below.

	2023		2022		2021
	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Balance, January 1,	841,519	$13.74	944,907	$9.32	882,076	$8.21
Granted (1)	216,794	17.43	198,099	20.67	257,230	12.45
Change in awards based on performance (2)	104,060	14.22	150,147	8.89	145,911	7.04
Vested	(452,380)	11.55	(425,022)	6.47	(340,310)	7.04
Forfeited	(120,471)	16.68	(26,612)	20.35	—	—
Balance, December 31,	589,522	$16.26	841,519	$13.74	944,907	$9.32
(1)PSUs granted reflects the number of awards assuming target performance. The actual number of awards earned is based on actual performance during the three-year performance period and ranges from 0%-150% of target.
(2)Represents the change in the numbers of PSUs earned based on above target performance achievement for the performance period.

Independence Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
As of December 31, 2023
(Dollars in thousands, except share and per share data)
Our assumptions used in computing the fair value of the PSUs at the dates of their respective grants, using the Monte Carlo method, were as follows:

	For the year ended December 31,
	2023	2022	2021
Dividend yield	4.7%	5.4%	6.4%
Volatility (a)	33.0%	32.0%	33.0%
Expected term	2.9 years	2.9 years	2.8 years
(a)This represents the volatility assumption used for IRT. The volatility assumptions used for our peer group and the NAREIT Mortgage Index ranged from 25% to 45%.
The Company estimates future expenses associated with PSUs outstanding at December 31, 2023 to be $1,110, which will be recognized over a weighted-average period of 2.5 years. The estimated fair value of PSUs vested during 2023, 2022, and 2021 was $7,990, $10,458, and $4,750, respectively.
NOTE 10: Earnings (Loss) Per Share
The following table presents a reconciliation of basic and diluted earnings (loss) per share for the years ended December 31, 2023, 2022 and 2021:

	For the Years Ended December 31,
	2023	2022	2021
Net (loss) income	$(17,807)	$120,659	$45,529
Loss (income) allocated to noncontrolling interest	580	(3,410)	(940)
Net (loss) income allocable to common shares	(17,227)	117,249	44,589
Weighted-average shares outstanding—Basic	224,414,443	221,965,460	108,552,185
Dilutive securities	—	1,154,477	1,279,336
Weighted-average shares outstanding—Diluted	224,414,443	223,119,937	109,831,520
(Loss) earnings per share—Basic	$(0.08)	$0.53	$0.41
(Loss) earnings per share—Diluted	$(0.08)	$0.53	$0.41
Certain IROP units, PSUs, RSUs, restricted stock awards and shares deliverable under the forward sale agreement totaling 6,669,403, 6,091,171, and 8,005,013 for the years ended December 31, 2023, 2022 and 2021, respectively, were excluded from the earnings per share computation because their effect would have been anti-dilutive.

Independence Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
As of December 31, 2023
(Dollars in thousands, except share and per share data)
NOTE 11: Quarterly Financial Data (Unaudited)
The following table summarizes our quarterly financial data which, in the opinion of management, reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of our results of operations:

	For the Three-Month Periods Ended
	March 31	June 30	September 30	December 31
2023
Total revenue	$161,374	$163,955	$168,607	$167,046
Net income (loss)	8,872	10,988	3,986	(41,654)
Net income (loss) allocable to common shares	8,648	10,709	3,930	(40,515)
Total earnings (loss) per share—Basic (1)	$0.04	$0.05	$0.02	$(0.18)
Total earnings (loss) per share—Diluted (1)	$0.04	$0.05	$0.02	$(0.18)
2022
Total revenue	$150,362	$154,763	$160,600	$162,799
Net income (loss)	76,880	(7,399)	16,653	34,524
Net income (loss) allocable to common shares	74,600	(7,205)	16,223	33,631
Total earnings (loss) per share—Basic (1)	$0.34	$(0.03)	$0.07	$0.15
Total earnings (loss) per share—Diluted (1)	$0.34	$(0.03)	$0.07	$0.15
(1)The summation of quarterly per share amounts may not equal the full year amounts due to rounding.
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

Independence Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
As of December 31, 2023
(Dollars in thousands, except share and per share data)
Lease Obligations
We lease office space in Philadelphia, PA, Chicago, IL, and Irvine, CA. As of December 31, 2023, the weighted average term of our lease obligations was 5.4 years. The following table, sets forth as of December 31, 2023, the annual minimum rent due pursuant to these leases for each of the next five years and thereafter:

Year	Amount
2024	$692
2025	482
2026	480
2027	486
2028	492
Thereafter	383
Total	$3,015

Independence Realty Trust
Schedule III - Real Estate and Accumulated Depreciation
As of December 31, 2023
(Dollars in thousands)

	Number of Properties	Initial Cost		Cost of Improvements		Gross Carrying Amount		Accumulated Depreciation
Market		Land	Building	Land	Building	Land	Building		Encumbrances (a)	Year(s) of Acquisition
Asheville, NC (c)	1	$2,750	$25,225	$—	$1,402	$2,750	$26,627	$(5,815)		2015
Atlanta, GA	13	102,866	903,813	—	84,000	102,864	987,813	(90,537)	(b)	2015 - 2021
Austin, TX	1	3,857	48,719	—	6,370	3,857	55,089	(3,893)		2021
Birmingham, AL	2	10,682	213,996	—	9,233	10,682	223,229	(13,897)	(b)	2021
Charleston, SC	2	9,260	69,104	—	3,502	9,260	72,606	(15,589)		2015
Charlotte, NC	3	17,352	170,531	—	1,675	17,352	172,206	(14,754)		2015 - 2022
Chattanooga, TN (c)	1	3,683	32,370	—	(5,874)	3,683	26,496	(1,935)	(b)	2021
Cincinnati, OH	2	6,939	111,937	—	4,588	6,940	116,525	(6,990)		2021
Columbus, OH	10	28,870	308,917	—	36,268	28,869	345,185	(43,394)	(b)	2014 - 2021
Dallas, TX	14	68,829	749,578	—	47,600	68,831	797,178	(65,789)	(b)	2015 - 2021
Denver, CO (c) (d)	9	48,898	556,237	—	9,366	48,898	565,603	(33,686)	(b)	2021 - 2023
Greenville, SC	1	7,330	111,833	—	5,383	7,330	117,216	(7,330)		2021
Houston, TX (c)	7	29,049	284,339	—	3,076	29,048	287,415	(17,722)	(b)	2021
Huntsville, AL	4	24,000	212,753	—	4,359	24,000	217,112	(14,487)		2015 - 2023
Indianapolis, IN	7	22,284	251,814	—	19,663	22,283	271,477	(28,197)	(b)	2012 - 2021
Lexington, KY	3	9,467	145,715	—	5,887	9,466	151,602	(9,316)		2021
Louisville, KY	4	21,228	102,521	—	23,284	21,229	125,805	(35,701)	(b)	2014
Memphis, TN	4	10,730	124,023	—	27,360	10,730	151,383	(39,830)		2014 - 2015
Myrtle Beach, SC - Wilmington, NC	3	4,580	55,797	—	7,808	4,580	63,605	(11,901)	(b)	2017
Nashville, TN	5	33,939	318,936	—	18,688	33,938	337,624	(21,450)	(b)	2021 - 2022
Oklahoma City, OK	8	17,099	280,770	—	30,485	17,100	311,255	(29,900)	(b)	2014 - 2021
Orlando, FL	1	5,500	41,752	—	3,078	5,500	44,831	(10,029)		2015
Raleigh - Durham, NC	6	34,409	199,323	—	21,239	34,409	220,562	(45,528)		2014 - 2019
San Antonio, TX	1	4,604	50,501	—	2,195	4,604	52,696	(3,380)		2021
Tampa-St. Petersburg, FL	5	45,554	218,130	1,083	45,080	46,637	263,210	(35,354)		2017 - 2022
	117	$573,759	$5,588,634	$1,083	$415,715	$574,840	$6,004,350	$(606,404)
(a)Encumbrances exclude the principal balance of $586,286 and associated deferred financing costs related to the secured credit facilities.
(b)Represents properties with gross assets of $3,429,818 and mortgage note indebtedness of $1,094,933.
(c)Includes properties classified as held for sale as of December 31, 2023.
(d)Includes development placed in service of $77,520 at one development property.

Independence Realty Trust
Schedule III - Real Estate and Accumulated Depreciation
As of December 31, 2023
(Dollars in thousands)

Investments in Real Estate	December 31, 2023 (1)	December 31, 2022 (2)	December 31, 2021

Balance, beginning of period	$6,652,083	$6,534,563	$1,916,770
Additions during period:
Acquisitions and consolidations	49,939	201,611	4,686,943
Improvements to land and building	217,235	85,227	43,035
Deductions during period:
Dispositions of real estate	(283,991)	(161,836)	(106,916)
Impairment of real estate assets held for sale	(32,956)	—	—
Asset write-offs	(23,120)	(7,482)	(5,269)
Balance, end of period:	$6,579,190	$6,652,083	$6,534,563

Accumulated Depreciation	December 31, 2023 (1)	December 31, 2022 (2)	December 31, 2021

Balance, beginning of period	$426,097	$254,123	$208,618
Depreciation expense	216,838	197,539	70,156
Dispositions of real estate	(13,411)	(18,083)	(19,382)
Asset write-off	(23,120)	(7,482)	(5,269)
Balance, end of period:	$606,404	$426,097	$254,123
(1)Includes six properties classified as held for sale as of December 31, 2023.
(2)Includes one property classified as held for sale as of December 31, 2022.

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
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 Framework). Based on this assessment, management believes that, as of December 31, 2023, our internal control over financial reporting is effective.
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
ITEM 9B.    Other Information
During the three months ended December 31, 2023, none of the Company's directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933). During the three months ended December 31, 2023, the Company did not adopt, terminate or modify a Rule 10b5-1 trading arrangement.
ITEM 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not Applicable.

PART III
ITEM 10.    Directors, Executive Officers and Corporate Governance
The information required by this item will be set forth in our definitive proxy statement with respect to our 2024 annual meeting of stockholders, and is incorporated herein by reference.
ITEM 11.    Executive Compensation
The information required by this item will be set forth in our definitive proxy statement with respect to our 2024 annual meeting of stockholders, and is incorporated herein by reference.
ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item will be set forth in our definitive proxy statement with respect to our 2024 annual meeting of stockholders, and is incorporated herein by reference.
ITEM 13.    Certain Relationships and Related Transactions and Director Independence
The information required by this item will be set forth in our definitive proxy statement with respect to our 2024 annual meeting of stockholders, and is incorporated herein by reference.
ITEM 14.    Principal Accountant Fees and Services
The information required by this item will be set forth in our definitive proxy statement with respect to our 2024 annual meeting of stockholders, and is incorporated herein by reference.
PART IV
ITEM 15.    Exhibits and Financial Statement Schedules
The following documents are filed as part of this report:
1.Consolidated Financial Statements
Index to Consolidated Financial Statements
Independence Realty Trust, Inc.
Report of Independent Registered Public Accounting Firm (PCAOB ID 185).
Consolidated Balance Sheets as of December 31, 2023 and 2022.
Consolidated Statements of Operations for the years ended December 31, 2023, 2022 and 2021.
Consolidated Statements of Changes in Equity for the years ended December 31, 2023, 2022 and 2021.
Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022 and 2021.
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

3.1.1	Articles of Restatement of IRT, dated as of August 20, 2013, incorporated by reference to Exhibit 3.1 to IRT’s Current Report on Form 8-K filed on August 20, 2013.

3.1.2	Articles of Amendment of IRT, dated as of July 26, 2021, incorporated by reference to Exhibit 3.1 to IRT’s Current Report on Form 8-K filed on July 30, 2021.

3.2	Amended and Restated Bylaws of IRT, dated as of February 22, 2023, incorporated by reference to Exhibit 3.2 to IRT's Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

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

4.6	Description of IRT’s Securities, incorporated by reference to Exhibit 4.7 to IRT's Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

10.1
Equity Distribution Agreement, dated July 28, 2023, by and among Independence Realty Trust, Inc., Independence Realty Operating Partnership, L.P. the Managers and the Forward Purchasers (including the form of Confirmation), incorporated by reference to Exhibit 1.1 to IRT’s Current Report on Form 8-K filed on July 28, 2023.

10.2	IRT 2016 Long Term Incentive Plan, as amended and restated as of May 12, 2016, incorporated by reference to Exhibit 10.1 to IRT’s Current Report on Form 8-K filed on May 17, 2016.**

EXHIBIT INDEX

10.3
Amendment No. 1 dated as of May 2, 2017, to the IRT Long Term Incentive Plan, incorporated by reference to Exhibit 10.9 to IRT’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (the “2017 Q1 10-Q”).**

10.4	Summary of Non-Employee Director Compensation, filed herewith.**

10.5	IRT 2022 Long Term Incentive Plan, incorporated by reference to Appendix C to IRT’s Definitive Proxy Statement on Schedule 14A filed on March 18, 2022.

10.6
Form of Indemnification Agreement for IRT directors and executive officers, together with the schedule required by Instruction 2 of Item 601 of Regulation S-K, listing the parties to substantially identical agreements, incorporated by reference to Exhibit 10.7 to IRT’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019.

10.7
Amendment No. 2 dated as of October 23, 2019, to the Independence Realty Trust, Inc. Long Term Incentive Plan (Amended and Restated as of May 12, 2016), incorporated by reference to Exhibit 10.1 to IRT’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019.**

10.8
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

10.10	Employment Agreement, dated December 20, 2016, by and between IRT and Scott F. Schaeffer, incorporated by reference to Exhibit 10.4 to the 12/22/16 Form 8-K.**

10.11	Employment Agreement, dated December 20, 2016, by and between IRT and James J. Sebra, incorporated by reference to Exhibit 10.5 to the 12/22/16 Form 8-K. **

10.12	Employment Offer Letter, dated November 3, 2023, from IRT to Michele Weisbaum, filed herewith.**

10.13
Employment Agreement, dated March 1, 2020, by and between IRT and Jason R. Delozier, incorporated by reference to Exhibit 10.4 to IRT’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.**

10.14	Form of Executive Acknowledgement, incorporated by reference to Exhibit 10.1 to IRT’s Current Report on Form 8-K filed on July 26, 2021.**

EXHIBIT INDEX

10.15
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

10.16
Consulting Agreement dated November 8, 2022 between Independence Realty Trust, Inc. and Ella S. Neyland, incorporated by reference to Exhibit 10.1 to IRT's Current Report on Form 8-K filed on November 8, 2022.

10.17
Form of Cash Bonus Award Grant Agreement under the Independence Realty Trust, Inc. 2022 Long Term Incentive Plan, incorporated by reference to Exhibit 10.25 to IRT's Annual Report on Form 10-K for the year ended December 31, 2022.**

10.18
Form of Performance Share Unit Award Grant Agreement under the Independence Realty Trust, Inc. 2022 Long Term Incentive Plan, incorporated by reference to Exhibit 10.26 to IRT's Annual Report on Form 10-K for the year ended December 31, 2022.**

10.19
Form of Restricted Stock Unit Award Agreement for Eligible Officers under the Independence Realty Trust, Inc. 2022 Long Term Incentive Plan, incorporate by reference to Exhibit 10.27 to IRT's Annual Report on Form 10-K for the year ended December 31, 2022.**

21.1	Subsidiaries of IRT, filed herewith.

23.1	Consent of KPMG LLP, filed herewith.

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

97.1	IRT Dodd-Frank Clawback Policy, filed herewith.

EXHIBIT INDEX

99.1	Material U.S. Federal Income Tax Considerations filed herewith.

101	The following materials, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2023 and December 31, 2022, (ii) Consolidated Statements of Operations for the years ended December 31, 2023, 2022 and 2021. (iii) Consolidated Statements of Equity for the years ended December 31, 2023, 2022 and 2021, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022, and 2021, and (v) notes to the consolidated financial statements as of December 31, 2023, filed herewith.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).
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

INDEPENDENCE REALTY TRUST, INC.

Date:	February 28, 2024	By:	/S/ SCOTT F. SCHAEFFER
Scott F. Schaeffer
Chairman of the Board and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/S/ SCOTT F. SCHAEFFER	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 28, 2024
Scott F. Schaeffer

/S/ JAMES J. SEBRA	Chief Financial Officer and Treasurer (Principal Financial Officer)	February 28, 2024
James J. Sebra

/S/ JASON R. DELOZIER	Chief Accounting Officer	February 28, 2024
Jason R. Delozier	(Principal Accounting Officer)

/S/ STEPHEN BOWIE	Director	February 28, 2024
Stephen Bowie

/S/ NED W. BRINES	Director	February 28, 2024
Ned W. Brines

/S/ ANA MARIE dEL RIO	Director	February 28, 2024
Ana Marie del Rio

/S/ RICHARD D. GEBERT	Director	February 28, 2024
Richard D. Gebert

/S/ MELINDA H. McCLURE	Director	February 28, 2024
Melinda H. McClure

/S/ THOMAS H. PURCELL	Director	February 28, 2024
Thomas H. Purcell

/S/ DEFOREST B. SOARIES, JR.	Director	February 28, 2024
DeForest B. Soaries, Jr.

/S/ LISA WASHINGTON	Director	February 28, 2024
Lisa Washington