Form 10-Q
period 2024-03-31
INDEPENDENCE REALTY TRUST, INC.
filed 2024-04-30
CIK 1466085

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 26, 2024 there were 225,080,141 shares of the Registrant’s common stock issued and outstanding.

INDEPENDENCE REALTY TRUST, INC.

PART I—FINANCIAL INFORMATION
Item 1.    Financial Statements
Independence Realty Trust, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited and dollars in thousands, except share and per share data)

	As of March 31, 2024	As of December 31, 2023
ASSETS:
Investments in real estate:
Investments in real estate, at cost	$6,183,009	$6,259,212
Accumulated depreciation	(622,713)	(582,760)
Investments in real estate, net	5,560,296	5,676,452
Real estate held for sale	98,603	296,334
Investments in real estate under development	109,338	98,365
Cash and cash equivalents	21,275	22,852
Restricted cash	20,625	27,880
Investments in unconsolidated real estate entities	89,487	89,044
Other assets	34,379	39,245
Derivative assets	38,845	29,937
Intangible assets, net of accumulated amortization of $0 and $332, respectively	—	66
Total Assets	$5,972,848	$6,280,175
LIABILITIES AND EQUITY:
Indebtedness, net	$2,212,273	$2,426,788
Indebtedness associated with real estate held for sale	64,825	122,621
Accounts payable and accrued expenses	83,678	109,074
Accrued interest payable	7,145	7,917
Dividends payable	36,896	36,858
Other liabilities	8,928	9,723
Total Liabilities	2,413,745	2,712,981
Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized, 0 and 0 shares issued and outstanding, respectively	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized, 225,070,396 and 224,706,731 shares issued and outstanding, including 410,984 and 288,250 unvested restricted common share awards, respectively	2,251	2,247
Additional paid-in capital	3,753,833	3,751,942
Accumulated other comprehensive income	34,501	25,513
Accumulated deficit	(367,015)	(348,405)
Total stockholders’ equity	3,423,570	3,431,297
Noncontrolling interests	135,533	135,897
Total Equity	3,559,103	3,567,194
Total Liabilities and Equity	$5,972,848	$6,280,175
The accompanying notes are an integral part of these condensed consolidated financial statements.

Independence Realty Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited and dollars in thousands, except share and per share data)

	For the Three Months Ended March 31,
	2024	2023
REVENUE:
Rental and other property revenue	$160,331	$161,135
Other revenue	203	239
Total revenue	160,534	161,374
EXPENSES:
Property operating expenses	59,971	59,255
Property management expenses	7,499	6,371
General and administrative expenses	8,381	8,154
Depreciation and amortization expense	53,721	53,536
Casualty losses	2,301	151
Total expenses	131,873	127,467
Interest expense	(20,603)	(22,124)
Gain on sale (loss on impairment) of real estate assets, net	10,530	985
Gain on extinguishment of debt	203	—
Other (loss) income, net	(1)	93
Loss from investments in unconsolidated real estate entities	(829)	(776)
Restructuring costs	—	(3,213)
Net income:	17,961	8,872
Income allocated to noncontrolling interest	(384)	(224)
Net income allocable to common shares	$17,577	$8,648
Earnings per share:
Basic	$0.08	$0.04
Diluted	$0.08	$0.04
Weighted-average shares:
Basic	224,627,115	224,226,873
Diluted	225,226,270	225,088,659
The accompanying notes are an integral part of these condensed consolidated financial statements.

Independence Realty Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited and dollars in thousands)

	For the Three Months Ended March 31,
	2024	2023
Net income	$17,961	$8,872
Other comprehensive income (loss):
Change in fair value of interest rate hedges	14,463	(6,913)
Realized (gains) losses on interest rate hedges reclassified to earnings	(5,239)	(3,377)
Total other comprehensive income (loss)	9,224	(10,290)
Comprehensive income (loss) before allocation to noncontrolling interests	27,185	(1,418)
Allocation to noncontrolling interests	(620)	65
Comprehensive income (loss)	$26,565	$(1,353)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Independence Realty Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Equity
(Unaudited and dollars in thousands, except share information)

	Common Shares	Par Value Common Shares	Additional Paid In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2023	224,706,731	$2,247	$3,751,942	$25,513	$(348,405)	$3,431,297	$135,897	$3,567,194
Net income	—	—	—	—	17,577	17,577	384	17,961
Common dividends declared ($0.16 per share)	—	—	—	—	(36,187)	(36,187)	—	(36,187)
Other comprehensive income	—	—	—	8,988	—	8,988	236	9,224
Stock compensation	391,667	4	3,456	—	—	3,460	—	3,460
Repurchase of shares related to equity award tax withholding	(32,930)	—	(1,598)	—	—	(1,598)	—	(1,598)
Conversion of noncontrolling interest to common shares	4,928	—	33	—	—	33	(33)	—
Distribution to noncontrolling interest declared ($0.16 per unit)	—	—	—	—	—	—	(951)	(951)
Balance, March 31, 2024	225,070,396	$2,251	$3,753,833	$34,501	$(367,015)	$3,423,570	$135,533	$3,559,103

Balance, December 31, 2022	224,064,940	$2,241	$3,751,056	$35,102	$(191,735)	$3,596,664	$141,203	$3,737,867
Net income	—	—	—	—	8,648	8,648	224	8,872
Common dividends declared ($0.14 per share)	—	—	—	—	(31,688)	(31,688)	—	(31,688)
Other comprehensive loss	—	—	—	(10,001)	—	(10,001)	(289)	(10,290)
Stock compensation	383,439	4	4,774	—	—	4,778	—	4,778
Repurchase of shares related to equity award tax withholding	(36,109)	—	(3,757)	—	—	(3,757)	—	(3,757)
Conversion of noncontrolling interest to common shares	144,600	1	1,014	—	—	1,015	(1,015)	—
Issuance of common shares, net	—	—	(13)	—	—	(13)	—	(13)
Distribution to noncontrolling interest declared ($0.14 per unit)	—	—	—	—	—	—	(834)	(834)
Balance, March 31, 2023	224,556,870	$2,246	$3,753,074	$25,101	$(214,775)	$3,565,646	$139,289	$3,704,935
The accompanying notes are an integral part of these condensed consolidated financial statements

Independence Realty Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited and dollars in thousands)

	For the Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net income	$17,961	$8,872
Adjustments to reconcile net income to cash flow from operating activities:
Depreciation and amortization	53,721	53,536
Accretion of loan discounts and premiums, net	(2,395)	(2,755)
Amortization of deferred financing costs, net	697	939
Stock compensation expense	3,389	4,734
(Gain on sale) loss on impairment of real estate assets, net	(10,530)	(985)
Gain on extinguishment of debt	(203)	—
Amortization related to derivative instruments	316	318
Casualty losses	1,184	151
Equity in loss from investments in unconsolidated real estate entities	829	776
Other loss	1	312
Changes in assets and liabilities:
Other assets	970	835
Accounts payable and accrued expenses	(20,779)	(19,121)
Accrued interest payable	(772)	266
Other liabilities	(332)	(967)
Cash flow provided by operating activities	44,057	46,911
Cash flows from investing activities:
Investments in unconsolidated real estate entities	(1,272)	(13,438)
Disposition of real estate properties, net	292,670	35,557
Capital expenditures	(24,561)	(28,973)
Real estate development expenditures	(14,095)	(12,667)
Proceeds from insurance claims	2,661	—
Cash flow provided by (used in) investing activities	255,403	(19,521)
Cash flows from financing activities:
Proceeds from unsecured credit facility and term loans	94,000	57,000
Unsecured credit facility, secured credit facility and term loan repayments	(220,152)	(55,513)
Mortgage principal repayments and payoffs	(142,537)	(1,813)
Costs associated with debt payoffs	(663)	—
Payments for deferred financing costs	(242)	—
Distributions on common stock	(36,149)	(31,625)
Distributions to noncontrolling interests	(951)	(853)
Repurchase of shares related to equity award tax withholding	(1,598)	(3,757)
Costs from issuance of common stock, net	—	(13)
Cash flow used in financing activities	(308,292)	(36,574)
Net change in cash and cash equivalents, and restricted cash	(8,832)	(9,184)
Cash and cash equivalents, and restricted cash, beginning of period	50,732	44,017
Cash and cash equivalents, and restricted cash, end of the period	$41,900	$34,833

Reconciliation of cash, cash equivalents, and restricted cash to the Condensed Consolidated Balance Sheets
Cash and cash equivalents	$21,275	$12,448
Restricted cash	20,625	22,385
Total cash, cash equivalents, and restricted cash, end of period	$41,900	$34,833

The accompanying notes are an integral part of these condensed consolidated financial statements

Independence Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
March 31, 2024
(Unaudited and dollars in thousands, except share and per share data)

NOTE 1: Organization
Independence Realty Trust, Inc. (“IRT”), is a self-administered and self-managed Maryland real estate investment trust (“REIT”) which was formed on March 26, 2009. We are primarily engaged in the ownership, operation, management, improvement, and acquisition of multifamily apartment communities in non-gateway markets. As of March 31, 2024, we owned and operated 111 (unaudited) multifamily apartment properties (including one owned through a consolidated joint venture) that contain an aggregate of 32,877 (unaudited) units across non-gateway U.S. markets, including Atlanta, Columbus, Dallas, Denver, Houston, Indianapolis, Nashville, Oklahoma City, Raleigh-Durham, and Tampa. In addition, as of March 31, 2024, we owned two investments in real estate under development in Denver, Colorado that will, upon completion, contain an aggregate of 621 (unaudited) units. As of March 31, 2024, we also owned interests in four unconsolidated joint ventures, two of which own and operate multifamily apartment communities that contain an aggregate of 810 (unaudited) units and two of which are developing multifamily apartment properties that will, upon completion, contain an aggregate of 653 (unaudited) units. We own all of our assets and conduct substantially all of our operations through Independence Realty Operating Partnership, LP, a Delaware limited partnership (“IROP”), of which we are the sole general partner.
As used herein, the terms “we,” “our,” and “us” refer to IRT and, as required by context, IROP and its subsidiaries.
NOTE 2: Summary of Significant Accounting Policies
a. Basis of Presentation
The accompanying unaudited interim condensed consolidated financial statements have been prepared by management in accordance with generally accepted accounting principles in the United States (“GAAP”). Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations, although we believe that the included disclosures are adequate to make the information presented not misleading. The unaudited interim condensed consolidated financial statements should be read in conjunction with our audited financial statements as of and for the year ended December 31, 2023 included in our 2023 Annual Report on Form 10-K. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our condensed consolidated financial position and condensed consolidated results of operations and cash flows are included. The results of operations for the interim periods presented are not necessarily indicative of the results for the full year. The Company evaluated subsequent events through the date its financial statements were issued. No significant recognized or non-recognized subsequent events were noted other than those described in the footnotes.
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
March 31, 2024
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
e. Restricted Cash
Restricted cash includes escrows of our funds held by lenders to fund certain expenditures, such as real estate taxes and insurance, or to be released at our discretion upon the occurrence of certain pre-specified events. As of March 31, 2024 and December 31, 2023, we had $20,625 and $27,880, respectively, of restricted cash.
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
The aggregate value of in-place leases is determined by evaluating various factors, including the terms of the leases that are in place and assumed lease-up periods. The value assigned to these intangible assets is amortized over the assumed lease up period, typically six months. For the three months ended March 31, 2024, we did not acquire any in-place leases. For the three months ended March 31, 2024 and 2023, we recorded $66 and $399, respectively, of amortization for intangible assets. For the three months ended March 31, 2024 and 2023, we wrote-off fully amortized intangible assets of $398 and $1,099, respectively.
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
March 31, 2024
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
We review our long-lived assets on an ongoing basis and evaluate the recoverability of the carrying value when there is an indicator of impairment. An impairment charge is recognized when it is determined that the carrying value of the asset exceeds the fair value. The estimated cash flows and estimated fair value used in the impairment analysis are determined based on our plans for the respective assets, including the expected hold period, and our assessment of market and economic conditions. The estimates consider matters such as current and historical rental rates and collection levels, occupancies for the respective and/or comparable properties, and recent sales data for comparable properties. Changes in our plans or views of market and economic conditions may result in adjustments to estimated future cash flows, which could lead to recognition of impairment losses. These losses, as guided by the applicable accounting standards, could be significant. For the three months ended March 31, 2024, and 2023, we recorded impairment charges of $15,107 and $0, respectively, on account of real estate classified as held for sale.
Depreciation Expense
Depreciation expense for real estate assets is computed using a straight-line method based on a life of 40 years for buildings and improvements and five to ten years for furniture, fixtures, and equipment. For the three months ended March 31, 2024 and 2023, we recorded $53,323 and $52,887 of depreciation expense, respectively. During the three months ended March 31, 2024 and 2023, we wrote-off fully depreciated fixed assets of $7,276 and $2,920, respectively.
Casualty Related Costs
Occasionally, we incur losses at our communities from wind storms, floods, fires and similar hazards. Sometimes, a portion of these losses are not fully covered by our insurance policies due to deductibles. In these cases, we estimate the carrying value of the damaged property and record a casualty loss for the difference between the estimated carrying value and the insurance proceeds. Any amount of insurance recovery in excess of the amount of the losses incurred is considered a gain contingency and is recorded in casualty losses (gains), net when the proceeds are received. During the three months ended March 31, 2024 and 2023, we recorded $2,301 and $151 of net casualty losses, respectively.
g. Investments in Real Estate Under Development
We capitalize direct and indirect project costs incurred during the development period such as construction, insurance, architectural, legal, interest costs, and real estate taxes. At such time as the development is considered substantially complete, the capitalization of certain indirect costs such as real estate taxes, interest costs, and all project-related costs in real estate under development are reclassified to investments in real estate. For the three months ended March 31, 2024 and 2023, we recorded $1,570 and $1,454, respectively, of capitalized interest expense on our investments in real estate under development.
As of March 31, 2024 and December 31, 2023, the carrying value of our two investments in real estate under development in Denver, Colorado totaled $109,338 and $98,365, respectively, net of $77,520 and $77,520 placed in service, respectively, and was recorded as a separate line item in our condensed consolidated balance sheets.
h. Investments in Unconsolidated Real Estate Entities
We have entered into joint ventures with unrelated third parties to acquire, develop, own, operate, and manage real estate assets. Our joint ventures are funded with a combination of debt and equity. We will consolidate entities that we control as well as any variable interest entity ("VIE") where we are the primary beneficiary. Under the VIE model, we consolidate an entity when we have the ability to direct the activities of the VIE and the obligations to absorb losses or the right to receive benefits that could potentially be significant to the VIE. Under the voting model, we consolidate an entity

Independence Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
March 31, 2024
(Unaudited and dollars in thousands, except share and per share data)

when we control the entity through ownership of a majority voting interest. We separately analyzed the initial accounting for each of our four investments in unconsolidated real estate entities and concluded that each investment is a voting interest entity. Our equity interest varies for each of our four investments in unconsolidated real estate entities between 50% to 90% but, in each case, we share control of the major decisions that most significantly impact the joint ventures with our partners. Since we do not control the joint venture through our ownership interest, they are accounted for under the equity method of accounting, and are included in investments in unconsolidated real estate entities on the condensed consolidated balance sheets. Under the equity method of accounting, the investments are carried at cost plus our share of net earnings or losses. For the three months ended March 31, 2024 and 2023, we recorded $1,272 and $1,006, respectively, of capitalized interest expense on our investments in unconsolidated real estate entities in our condensed consolidated balance sheets.
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
March 31, 2024
(Unaudited and dollars in thousands, except share and per share data)

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
FASB ASC Topic 825, “Financial Instruments” requires disclosure of the fair value of financial instruments for which it is practicable to estimate that value. Given that cash and cash equivalents and restricted cash are short term in nature with limited fair value volatility, the carrying amount is deemed to be a reasonable approximation of fair value and the fair value input is classified as a Level 1 fair value measurement. The fair value input for derivatives is classified as a Level 2 fair value measurement within the fair value hierarchy. The fair value of our unsecured credit facility, term loans, and mortgage indebtedness is based on a discounted cash flows valuation technique. As this technique utilizes current credit spreads, which are generally unobservable, this is classified as a Level 3 fair value measurement within the fair value hierarchy. We determine appropriate credit spreads based on the type of debt and its maturity. There were no transfers between levels in the fair value hierarchy for the three months ended March 31, 2024. The following table summarizes the carrying amount and the fair value of our financial instruments as of the periods indicated:

	As of March 31, 2024		As of December 31, 2023
Financial Instrument	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Cash and cash equivalents	$21,275	$21,275	$22,852	$22,852
Restricted cash	20,625	20,625	27,880	27,880
Derivative assets	38,845	38,845	29,937	29,937

Liabilities
Debt:
Unsecured Revolver	108,094	109,370	233,362	235,607
Unsecured Term loans	597,698	601,508	597,544	602,589
Secured credit facilities	604,019	547,901	606,099	554,198
Mortgages (1)	967,287	886,882	1,112,404	1,029,028
(1)Includes indebtedness associated with real estate held for sale of $64,825.

Independence Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
March 31, 2024
(Unaudited and dollars in thousands, except share and per share data)

In addition to assets and liabilities that are recorded at fair value on a recurring basis, we record assets and liabilities at fair value on a nonrecurring basis as required by U.S. GAAP. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges. As discussed further in Note 3 “Investments in Real Estate”, we recognized an impairment charge of $15,107 during the three months ended March 31, 2024 at one of the properties classified as held for sale as of March 31, 2024. The impairment charge was determined by comparing the fair value of the property to its carrying value. The fair value was based on executed purchase and sale agreements and was determined to be a Level 3 fair value measurement within the fair value hierarchy.
l. Deferred Financing Costs
Costs incurred in connection with debt financing are deferred and classified within indebtedness and charged to interest expense over the terms of the related debt agreements, under the effective interest method.
m. Office Leases
In accordance with FASB ASC Topic 842, “Leases”, lessees are required to recognize a right-of-use asset and a lease liability on the balance sheet at the lease commencement date for all leases, except those leases with terms of less than a year. We lease corporate office space under leases with terms of up to 10 years and that may include extension options, but that do not include any residual value guarantees or restrictive covenants. As of March 31, 2024 and December 31, 2023, we had $2,235 and $2,408, respectively, of operating lease right-of-use assets and $2,517 and $2,701, respectively, of operating lease liabilities related to our corporate office leases. The operating lease right-of-use assets are presented within other assets and the operating lease liabilities are presented within other liabilities in our condensed consolidated balance sheets. During the three months ended March 31, 2024 and 2023, we recorded $220 and $210, respectively, of total operating lease expense which is recorded within property management expense and general and administrative expenses in our condensed consolidated statements of operations.
n. Income Taxes
We have elected to be taxed as a REIT. Accordingly, we recorded no income tax expense for the three months ended March 31, 2024 and 2023.
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
o. Restructuring Costs
During the three months ended March 31, 2023, we reorganized certain departments in our organization impacting a limited number of employees. The impacted employees were provided severance packages that included cash severance payments and the accelerated vesting of performance share units and restricted stock awards, as applicable. In accordance with ASC 712 “Compensation – Nonretirement Postemployment Benefits”, we recognized the full amount of restructuring costs of $3,213 during the three months ended March 31, 2023, which is presented in the restructuring costs line on the condensed consolidated statement of operations. No restructuring costs were recognized during the three months ended March 31, 2024.

Independence Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
March 31, 2024
(Unaudited and dollars in thousands, except share and per share data)

p. Recent Accounting Pronouncements
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
In December 2022, the FASB issued ASU 2022-06, Deferral of the Sunset Date of Topic 848 (“ASU 2022-06”) which was issued to defer the sunset date of Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform to December 31, 2024. ASU 2022-06 is effective immediately for all companies. ASU 2022-06 has no impact on the Company’s condensed consolidated financial statements for the three months ended March 31, 2024.
In November 2023, the FASB issued ASU 2023-07, Segment Reporting, Topic 280, “Improvements to Reportable Segment Disclosures” (“ASU 2023-07”) which was issued to improve the disclosures about a public entity's reportable segments and address requests from investors for additional, more detailed information about a reportable segment's expenses. Early adoption of ASU 2023-07 is permitted and the Company is still evaluating the impact of adopting this ASU.
NOTE 3: Investments in Real Estate
As of March 31, 2024, our investments in real estate consisted of 111 operating apartment properties (unaudited, including one owned through a consolidated joint venture) that contain an aggregate of 32,877 units (unaudited). The following table summarizes our investments in real estate, excluding two properties we classified as held for sale:

	As of March 31, 2024	As of December 31, 2023	Depreciable Lives (In years)
Land	$536,997	$540,950	—
Building	5,190,512	5,288,956	40
Furniture, fixtures and equipment	455,500	429,306	5-10
Total investments in real estate	$6,183,009	$6,259,212
Accumulated depreciation	(622,713)	(582,760)
Investments in real estate, net	$5,560,296	$5,676,452
Portfolio Optimization and Deleveraging Strategy
On October 26, 2023, our Board of Directors approved a plan, which we refer to as our Portfolio Optimization and Deleveraging Strategy, which targeted the sale of ten properties located in seven markets in order to exit or reduce our presence in these markets while also deleveraging our balance sheet. As of March 31, 2024, nine of the ten properties had been sold for total gross sales price of $496,800 and proceeds from the sales were used to repay $488,900 of debt. On April 30, 2024, we sold the tenth and final property under our Portfolio Optimization and Deleveraging Strategy for a gross sales price of $28,500 and proceeds from the sale were used to repay debt.

Independence Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
March 31, 2024
(Unaudited and dollars in thousands, except share and per share data)

Dispositions
The table below summarizes our dispositions for the three months ended March 31, 2024:

Property (1)	Market	Units (unaudited)	Sale Date	Sale Price	Gain on Sale (Loss on Impairment), Net (2)
Villas of Kingwood	Houston, TX	330	2/13/2024	$53,700	$62
Belmar Villas	Denver, CO	318	2/13/2024	74,300	46
Hearthstone at City Center	Denver, CO	360	3/12/2024	74,000	88
Villas at Huffmeister	Houston, TX	294	3/25/2024	44,250	(415)
Westmont Commons	Asheville, NC	252	3/28/2024	49,875	25,856
		1,554		$296,125	$25,637
(1)Included in the Portfolio Optimization and Deleveraging Strategy.
(2)The gain on sale (loss on impairment) at Villas at Kingwood, Belmar Villas, Hearthstone at City Center and Villas at Huffmeister is exclusive of an aggregate $25,821 impairment charge recognized during the three months ended December 31, 2023, and net of $921 of defeasance and debt prepayment gains. The $25,637 of our gain on sale does not account for the $15,107 impairment charge recognized during the three months ended March 31, 2024, as described below.
During the three months ended March 31, 2024, we identified an asset in Birmingham, Alabama as held for sale and recorded an impairment charge of $15,107 since the expected sales proceeds less transaction costs exceed the asset’s carrying value. The table below summarizes our properties held for sale as of March 31, 2024.

Property	Market	Units (Unaudited)	Carrying Value	Loss on Impairment
Reserve at Creekside (1)	Chattanooga, TN	192	$28,363	$—
Tapestry Park (2)	Birmingham, AL	354	70,240	(15,107)
		546	$98,603	$(15,107)
(1)Included in the Portfolio Optimization and Deleveraging Strategy. A loss on impairment of $7,135 was recognized during the three months ended December 31, 2023. The property was sold on April 30, 2024, as described above.
(2)A loss on impairment was recognized during the three months ended March 31, 2024.
NOTE 4: Investments in Unconsolidated Real Estate
As of March 31, 2024, our investments in unconsolidated real estate entities had aggregate land, building, and construction in progress costs capitalized of $292,639 and aggregate construction debt of $179,293. We do not guarantee any debt, capital payout or other obligations associated with these entities. We recognize earnings or losses from our investments in unconsolidated real estate entities consisting of our proportionate share of the net earnings or losses of the joint ventures. We recognized losses of $829 and $776 from equity method investments during the three months ended March 31, 2024 and 2023, respectively, and these losses were recorded in loss from investments in unconsolidated real estate entities in our condensed consolidated statements of operations.

Independence Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
March 31, 2024
(Unaudited and dollars in thousands, except share and per share data)

The following table summarizes our investments in unconsolidated real estate entities as of March 31, 2024 and December 31, 2023:

				Carrying Value As Of
Investments in Unconsolidated Real Estate Entities	Location	Units (1) (Unaudited)	IRT Ownership Interest	March 31, 2024	December 31, 2023
Metropolis at Innsbrook (2)	Richmond, VA	402	84.8%	$17,363	$18,028
Views of Music City II / The Crockett (3)	Nashville, TN	408	50.0%	11,734	11,632
Lakeline Station	Austin, TX	378	90.0%	32,670	32,126
The Mustang	Dallas, TX	275	85.0%	27,720	27,258
Total		1,463		$89,487	$89,044
(1)Represents the total number of units after development is complete and each property is placed in service.
(2)The Metropolis at Innsbrook is an operating property consisting of 402 total units (unaudited). We have a call option that gives us the right to buy the property upon the earlier of the date upon which the property achieves 90% occupancy or October 17, 2025. We also have a right to initiate a sale of the property after June 7, 2024.
(3)Views of Music City II and The Crockett are operating properties consisting of 209 total units (unaudited) and 199 units (unaudited), respectively. We have exercised our right of first offer on The Crockett, which permits us to acquire the property once we determine the fair market value. We have until October 1, 2024 to exercise our right of first offer on the Views of Music City II.
NOTE 5: Indebtedness
The following tables contain summary information concerning our consolidated indebtedness, including indebtedness secured by real estate held for sale, as of March 31, 2024:

Consolidated Debt:	Outstanding Principal	Unamortized Debt Issuance Costs	Unamortized Loan (Discount)/Premiums	Carrying Amount	Type	Weighted Average Contractual Rate (3)	Weighted Average Hedged Effective Rate (4)	Weighted Average Maturity (in years)
Unsecured revolver (1)	$108,978	$(884)	$—	$108,094	Floating	6.6%	4.8%	1.8
Unsecured term loans	600,000	(2,302)	—	597,698	Floating	6.5%	4.4%	3.3
Secured credit facilities	585,635	(2,210)	20,594	604,019	Fixed	4.2%	4.4%	4.7
Mortgages (2)	952,396	(4,319)	19,210	967,287	Fixed	3.8%	4.0%	4.2
Total Consolidated Debt	$2,247,009	$(9,715)	$39,804	$2,277,098		4.8%	4.2%	3.9
(1)The unsecured revolver total capacity is $500,000, of which $108,978 was outstanding as of March 31, 2024.
(2)Includes indebtedness secured by real estate held for sale of $64,825.
(3)Represents the weighted average of the contractual interest rates in effect as of the three months ended March 31, 2024, without regard to any interest rate swaps or collars.
(4)Represents the weighted average effective interest rates for the three months ended March 31, 2024, including the impact of interest rate swaps and collars, the amortization of hedging costs, and deferred financing costs, but excluding the impact of loan premium amortization, discount accretion, and interest capitalization.

Independence Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
March 31, 2024
(Unaudited and dollars in thousands, except share and per share data)

The following table contains summary information concerning our consolidated indebtedness as of March 31, 2024:

	Scheduled maturities on our consolidated indebtedness outstanding as of March 31, 2024
Consolidated Debt:	2024	2025	2026	2027	2028	Thereafter
Unsecured revolver	$—	$—	$108,978	$—	$—	$—
Unsecured term loans	—	—	200,000	—	400,000	—
Secured credit facilities	—	3,065	9,111	10,081	453,937	109,441
Mortgages (1)	19,626	134,170	128,984	13,600	181,161	474,855
Total	$19,626	$137,235	$447,073	$23,681	$1,035,098	$584,296
(1)Includes indebtedness secured by real estate held for sale.
The following table contains summary information concerning our consolidated indebtedness, including indebtedness secured by real estate held for sale, as of December 31, 2023:

Consolidated Debt:	Outstanding Principal	Unamortized Debt Issuance Costs	Unamortized Loan (Discount)/Premiums	Carrying Amount	Type	Weighted Average Contractual Rate (3)	Weighted Average Hedged Effective Rate (4)	Weighted Average Maturity (in years)
Unsecured revolver (1)	$234,479	$(1,117)	$—	$233,362	Floating	6.6%	5.4%	2.1
Unsecured term loans	600,000	(2,456)	—	597,544	Floating	6.5%	3.9%	3.5
Secured credit facilities	586,286	(1,949)	21,762	606,099	Floating/Fixed	4.2%	4.6%	4.9
Mortgages (2)	1,094,933	(5,250)	22,721	1,112,404	Fixed	3.8%	4.0%	4.3
Total Consolidated Debt	$2,515,698	$(10,772)	$44,483	$2,549,409		4.8%	4.2%	4.0
(1)The unsecured revolver total capacity was $500,000, of which $234,479 was outstanding as of December 31, 2023.
(2)Includes indebtedness secured by real estate held for sale of $122,621.
(3)Represents the weighted average of the contractual interest rates in effect as of year-end December 31, 2023, without regard to any interest rate swaps or collars.
(4)Represents the total weighted average effective interest rates for the full year ended December 31, 2023, after giving effect to all components of interest expense including the impact of interest rate swaps and collars, but excluding the impact of loan premium amortization, discount accretion, and interest capitalization.
As of March 31, 2024, we were in compliance with all financial covenants contained in our consolidated indebtedness.
In connection with property sales associated with our Portfolio Optimization and Deleveraging Strategy, we paid off mortgages totaling $140,158 and made paydowns on our secured revolver totaling $151,868 during the three months ended March 31, 2024.

Independence Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
March 31, 2024
(Unaudited and dollars in thousands, except share and per share data)

NOTE 6: Derivative Financial Instruments
The following table summarizes the aggregate notional amounts and estimated net fair values of our derivative instruments as of March 31, 2024 and December 31, 2023:

	As of March 31, 2024			As of December 31, 2023
	Notional	Fair Value of Assets	Fair Value of Liabilities	Notional	Fair Value of Assets	Fair Value of Liabilities
Cash flow hedges:
Interest rate swaps	$500,000	$26,916	$—	$500,000	$20,090	$—
Interest rate collars	200,000	7,775	—	250,000	2,700	—
Forward interest rate collars	100,000	4,154	—	200,000	7,147	—
Total	$800,000	$38,845	—	$950,000	$29,937	$—
Effective interest rate swaps and caps are reported in accumulated other comprehensive income, and the fair value of these hedge agreements is recorded as derivative assets or liabilities on the face of our condensed consolidated balance sheets.
For our interest rate swaps and collars that are considered highly effective hedges, we reclassified realized gains of $5,239 and $3,377 to earnings within interest expense for the three months ended March 31, 2024, and 2023, and we expect gains of $17,292 to be reclassified out of accumulated other comprehensive income to earnings over the next 12 months.
NOTE 7: Stockholders' Equity and Noncontrolling Interests
Stockholders’ Equity
On March 11, 2024, our board of directors declared a dividend of $0.16 per share on our common stock, which was paid on April 19, 2024 to common stockholders of record as of March 29, 2024.
On May 18, 2022, our Board of Directors authorized a common stock repurchase program (the "Stock Repurchase Program") covering up to $250,000 in shares of our common stock. Under the Stock Repurchase Program, we, in our discretion, may purchase our shares from time to time in the open market or in privately negotiated transactions. The amount and timing of the purchases will depend on a number of factors, including the price and availability of our shares, trading volumes and general market conditions. The Stock Repurchase Program has no time limit and may be suspended or discontinued at any time. During the three months ended March 31, 2024, and 2023, we had no repurchases of shares under the Stock Repurchase Program. As of March 31, 2024, we had $250,000 in shares of our common stock remaining authorized for purchase under the Stock Repurchase Program.
On June 14, 2023, we replaced our previous shelf registration statement with our new shelf registration statement. On July 28, 2023, we entered into an equity distribution agreement pursuant to which we may from time to time offer and sell shares of our common stock under our shelf registration statement having an aggregate offering price of up to $450,000 (the “ATM Program”) in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”). Under the ATM Program, we may also enter into one or more forward sale transactions for the sale of shares of our common stock on a forward basis. There were no forward sale transactions as of March 31, 2024, and no shares of our common stock were sold under the ATM Program during the three months ended March 31, 2024.
Noncontrolling Interest
During the three months ended March 31, 2024, holders of IROP units exchanged 4,928 units for 4,928 shares of our common stock. As of March 31, 2024, 5,941,643 IROP units held by unaffiliated third parties remain outstanding.

Independence Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
March 31, 2024
(Unaudited and dollars in thousands, except share and per share data)

On March 11, 2024, our board of directors declared a dividend of $0.16 per IROP unit, which was paid on April 19, 2024 to IROP unit holders of record as of March 29, 2024.
NOTE 8: Equity Compensation Plans
Long Term Incentive Plan
On May 18, 2022, our stockholders approved our 2022 Long Term Incentive Plan (the "2022 Incentive Plan"), which replaced the 2016 Long Term Incentive Plan (the “Prior Plan”, collectively with the 2022 Incentive Plan, the “Incentive Plan”). No new awards may be made under the Prior Plan, although awards outstanding under the Prior Plan will remain subject to the terms of the Prior Plan. The 2022 Incentive Plan provides for grants of equity and equity-based awards to our employees, officers, directors, consultants and other service providers, and such awards may take the form of restricted or unrestricted shares of common stock, non-qualified stock options, incentive stock options, restricted stock units (“RSUs”), stock appreciation rights (“SARs”), dividend equivalents and other equity and cash-based awards. A maximum of 8,000,000 shares of our common stock (plus up to an additional 1,280,610 shares of our common stock, to the extent that shares subject to outstanding awards under the Prior Plan are recycled into the 2022 Incentive Plan) may be issued under the 2022 Incentive Plan, subject to customary adjustment for stock splits, reverse stock splits and similar corporate events or transactions affecting shares of our common stock.
The restricted shares and RSUs granted under the Incentive Plan generally vest or vested over a two-to four-year period. In addition, we have granted unrestricted shares to our non-employee directors. These awards generally vest or vested immediately. A summary of restricted and unrestricted common share awards and RSU activity is presented below.

	2024
	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Balance, January 1,	416,735	$18.70
Granted	315,151	14.52
Vested	(153,434)	18.01
Forfeited	(18,134)	17.00
Balance, March 31,(1)	560,318	$16.59

(1)	The outstanding award balances above include 149,334 and 127,989 RSUs as of March 31, 2024 and December 31, 2023, respectively.
On February 26, 2024, our compensation committee awarded 218,379 PSUs (measured at target) to our executive officers. The number of PSUs earned will be based on attainment of certain performance criteria over a three-year period, with the actual number of shares issuable ranging between 0% and 150% of the target number of PSUs granted. Half of any PSUs earned will vest, and shares will be issued in respect thereof, immediately following the end of the three-year performance period; the remaining half of any PSUs earned will vest, and shares will be issued in respect thereof, after an additional one-year period of service.
During the three months ended March 31, 2024 and 2023, a portion of the RSUs and PSUs granted were issued to employees who are retirement eligible. The fact that the grantees are retirement eligible resulted in immediate recognition of the associated stock-based compensation expense totaling $2,525 and $2,677, respectively.

Independence Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
March 31, 2024
(Unaudited and dollars in thousands, except share and per share data)

NOTE 9: Earnings Per Share
The following table presents a reconciliation of basic and diluted earnings per share for the three months ended March 31, 2024 and 2023:

	For the Three Months Ended March 31,
	2024	2023
Net income	$17,961	$8,872
Income allocated to noncontrolling interest	(384)	(224)
Net income allocable to common shares	$17,577	$8,648
Weighted-average shares outstanding—Basic	224,627,115	224,226,873
Weighted-average shares outstanding—Diluted	225,226,270	225,088,659
Earnings per share—Basic	$0.08	$0.04
Earnings per share—Diluted	$0.08	$0.04
Certain IROP units, PSUs, RSUs and restricted stocks awards were excluded from the earnings per share computation because their effect would have been anti-dilutive, totaling 6,540,798 for the three months ended March 31, 2024. Certain IROP units were excluded from the earnings per share computation because their effect would have been anti-dilutive, totaling 5,946,571 for the three months ended March 31, 2023.
NOTE 10: Other Disclosures
Litigation
We are subject to various legal proceedings and claims that arise in the ordinary course of our business operations. Matters which arise out of allegations of bodily injury, property damage, and employment practices are generally covered by insurance. While the resolution of these matters cannot be predicted with certainty, we currently believe the final outcome of such matters will not have a material adverse effect on our financial position, results of operations or cash flows. See Part II, Item 1, Legal Proceedings, for additional information regarding our legal proceedings.
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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
The Securities and Exchange Commission (the “SEC”), encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This report contains or incorporates by reference such “forward-looking statements” within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).
Words such as “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes” and words and terms of similar substance used in connection with any discussion of future operating or financial performance identify forward-looking statements.
This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act. Such forward-looking statements include, but are not limited to, certain actions that we expect or seek to take in connection with our portfolio optimization and deleveraging strategy and anticipated enhancements to our financial results and future growth from this strategy. All statements in this Quarterly Report on Form 10-Q that address financial and operating performance, events or developments that we expect or anticipate will occur or be achieved in the future are forward-looking statements.
Our forward-looking statements are not guarantees of future performance and involve estimates, projections, forecasts and assumptions, including as to matters that are not within our control, and are subject to risks and uncertainties including, without limitation, risks and uncertainties related to changes in market demand for rental apartment homes and pricing pressures, including from competitors, that could lead to declines in occupancy and rent levels, uncertainty and volatility in capital and credit markets, including changes that reduce availability, and increase costs, of capital, unexpected changes in our intention or ability to repay certain debt prior to maturity, increased costs on account of inflation, increased competition in the labor market, failure to realize cost savings, efficiencies and other benefits that we expect to result from our portfolio optimization and deleveraging strategy, inability to sell certain assets, including those assets designated as held for sale, within the time frames or at the pricing levels expected, failure to achieve expected benefits from the redeployment of proceeds from asset sales, delays in completing, and cost overruns incurred in connection with, our value add initiatives and failure to achieve rent increases and occupancy levels on account of the value add initiatives, unexpected impairments or impairments in excess of our estimates, increased regulations generally and specifically on the rental housing market, including legislation that may regulate rents or delay or limit our ability to evict non-paying residents, risks endemic to real estate and the real estate industry generally, the impact of potential outbreaks of infectious diseases and measures intended to prevent the spread or address the effects thereof, the effects of natural and other disasters, failure to realize cost savings, efficiencies and other benefits that we expect to result from our Portfolio Optimization and Deleveraging Strategy, inability to sell certain assets, including those assets designated as held for sale, within the time frames or at the pricing levels expected, failure to achieve expected benefits from the redeployment of proceeds from asset sales, unknown or unexpected liabilities, including the cost of legal proceedings, costs and disruptions as the result of a cybersecurity incident or other technology disruption, unexpected capital needs, inability to obtain appropriate insurance coverages at reasonable rates, or at all, or losses from catastrophes in excess of our insurance coverages, and share price fluctuations. Please refer to the documents filed by us with the SEC, including specifically the “Risk Factors” sections of our Annual Report on Form 10-K for the year ended December 31, 2023, and our other filings with the SEC, which identify additional factors that could cause actual results to differ from those contained in forward-looking statements.
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
Overview
Our Company
We are a self-administered and self-managed Maryland corporation that has elected to be taxed as a real estate investment trust (“REIT”). We are primarily engaged in the ownership, operation, management, improvement, and acquisition of multifamily apartment communities in non-gateway markets. As of March 31, 2024, we owned and operated

111 multifamily apartment properties (including one owned through a consolidated joint venture) that contain an aggregate of 32,877 units. Our properties are located in Alabama, Colorado, Florida, Georgia, Indiana, Kentucky, North Carolina, Ohio, Oklahoma, South Carolina, Tennessee and Texas. In addition, as of March 31, 2024, we owned and consolidated two investments in real estate under development in Colorado that will, upon completion, contain an aggregate of 621 units. As of March 31, 2024, we also owned interests in four unconsolidated joint ventures, two that own and operate multifamily apartment communities that contain an aggregate of 810 units and two that are developing multifamily apartment communities that will contain, upon completion, an aggregate of 653 units. We do not have any foreign operations and our business is not seasonal.
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

Property Portfolio (1)
As of March 31, 2024, we owned and consolidated 111 multifamily apartment properties, totaling 32,877 units. Below is a summary of our consolidated property portfolio by market.

(Dollars in thousands, except per unit data)	As of March 31, 2024				For the Three Months Ended March 31, 2024
Market	Number of Properties	Units	Gross Real Estate Assets	Period End Occupancy	Average Effective Monthly Rent per Unit	Net Operating Income	% of NOI
Atlanta, GA	13	5,180	$1,092,916	93.2%	$1,622	$14,633	15.2%
Dallas, TX	14	4,007	868,839	95.1%	1,817	13,398	13.9%
Columbus, OH	10	2,510	375,141	94.8%	1,430	6,894	7.2%
Denver, CO (1)(2)	6	1,397	380,485	95.6%	1,713	5,255	5.3%
Indianapolis, IN	7	1,979	294,166	95.7%	1,378	5,251	5.4%
Oklahoma City, OK	8	2,147	329,997	95.1%	1,190	5,229	5.4%
Tampa-St. Petersburg, FL	5	1,452	313,868	95.6%	1,832	5,101	5.3%
Raleigh - Durham, NC	6	1,690	254,272	94.3%	1,548	5,007	5.2%
Nashville, TN	5	1,508	372,424	94.7%	1,634	4,871	5.1%
Memphis, TN	4	1,383	161,490	94.6%	1,513	4,032	4.2%
Houston, TX	5	1,308	213,672	95.8%	1,430	3,055	3.2%
Huntsville, AL (3)	4	1,051	241,263	95.8%	1,492	3,035	3.1%
Birmingham, AL (4)	2	1,074	219,181	96.1%	1,471	2,908	3.0%
Louisville, KY	4	1,150	146,443	94.6%	1,300	2,769	2.9%
Lexington, KY	3	886	161,291	97.1%	1,329	2,611	2.7%
Charlotte, NC	3	714	189,681	95.8%	1,749	2,598	2.7%
Myrtle Beach, SC - Wilmington, NC	3	628	68,341	96.0%	1,416	1,822	1.9%
Cincinnati, OH	2	542	123,868	96.7%	1,583	1,736	1.8%
Greenville, SC	1	702	124,937	95.2%	1,306	1,616	1.7%
Charleston, SC	2	518	82,010	95.6%	1,695	1,608	1.7%
Orlando, FL	1	297	50,604	94.6%	1,805	942	1.0%
Austin, TX	1	256	59,407	94.9%	1,804	791	0.8%
San Antonio, TX	1	306	57,430	97.7%	1,475	783	0.8%
Chattanooga, TN (5)	1	192	30,298	94.8%	1,367	436	0.5%
Total/Weighted Average	111	32,877	$6,212,024	95.0%	$1,550	$96,381	100.0%
(1)Excludes our development properties. See Non-GAAP financial measures for the definition of a development property.
(2)Includes properties in our Fort Collins, CO and Colorado Springs, CO markets.
(3)Includes the Virtuoso joint venture consolidated beginning August 1, 2023 as a result of an amendment to the joint venture agreement.
(4)Includes one property with 354 units that was held for sale as of March 31, 2024.
(5)Represents one property with 192 units included in our Portfolio Optimization and Deleveraging Strategy that was held for sale as of March 31, 2024.

Current Developments
Portfolio Optimization and Deleveraging Strategy Update
On October 26, 2023, our Board of Directors approved a plan, which we refer to as our Portfolio Optimization and Deleveraging Strategy, which targeted the sale of ten properties located in seven markets in order to exit or reduce our presence in these markets while also deleveraging our balance sheet. As of April 30, 2024, all ten properties had been sold for a total gross sales price of $525.3 million and proceeds from the sales were used to repay $517.1 million of debt.
During the three months ended March 31, 2024, in connection with our Portfolio Optimization and Deleveraging Strategy, we sold five properties for a combined sales price of $296.1 million and we recognized a net gain of $25.6 million.
As of March 31, 2024 we continued to classify one property under our Portfolio Optimization and Deleveraging Strategy as held for sale. On April 30, 2024, we sold the tenth and final property under our Portfolio Optimization and Deleveraging Strategy for a gross sales price of $28.5 million and all proceeds from the sale were used to repay debt.
Capital Recycling
Our capital recycling program consists of disposing of assets in markets where we lack scale and/or markets where management believes that growth is slowing.
During the three months ended March 31, 2024, in connection with our capital recycling program, we identified one asset in Birmingham, Alabama as held for sale and recognized a loss on impairment of $15.1 million. The property is now under contract and is expected to close in July 2024. While this property is under contract, there can be no assurance that the sale will be consummated at expected pricing levels, within expected time frames, or at all.
Investments in Unconsolidated Real Estate Entities
To create another avenue for accretive capital allocation and to increase our options for capital investment, we have partnered with, and may in the future partner with, developers through preferred equity investments and joint venture relationships focused on new multifamily development.
No new investments in unconsolidated real estate entities were entered into during the three months ended March 31, 2024. We will continue to fund commitments to our existing investments in unconsolidated real estate entities and have exercised our right of first offer on The Crockett, which permits us to acquire the property once we determine the fair market value. If we acquire The Crockett, we may use the proceeds from the sale of a multifamily property in Birmingham, Alabama. As of March 31, 2024 and December 31, 2023, we had investments in unconsolidated real estate of $89,487 and $89,044, respectively.
Investments in Real Estate Under Development
As part of our merger with Steadfast Apartment REIT, Inc. (the “STAR Merger”), we acquired two land parcels in Denver, Colorado that are being developed into multifamily properties that will contain 621 units, in the aggregate, upon completion. As of March 31, 2024 and December 31, 2023, we had investments in real estate under development of $109,338 and $98,365, respectively, net of $77,520 and $77,520 placed in service, respectively.
Value Add
Our value add program provides us with the opportunity to improve long-term growth through targeted unit renovations at communities where there is the potential for outsized rent growth.
We completed renovations on 320 units during the three months ended March 31, 2024. From inception of our value add program in January 2018 through March 31, 2024, we completed renovations on 8,091 of the 13,281 units currently in our value add program, achieving a return on investment of 17.5% (and approximately 19.3% on the interior portion of such renovation costs). We compute return on cost by using the rent premium per unit per month, multiplied by 12, divided by the applicable renovation costs per unit and we compute the rent premium as the difference between the rental rate on the renovated unit (excluding the impact of concessions) and the market rent for a comparable unrenovated unit as of the date presented, as determined by management consistent with its customary rent-setting and evaluation procedures.
Capital Markets
Shelf Registration Statement
On June 14, 2023, we replaced our previous shelf registration statement with our new shelf registration statement. On July 28, 2023, we entered into an equity distribution agreement pursuant to which we may from time to time offer and sell shares of our common stock under our shelf registration statement having an aggregate offering price of up to $450,000 (the “ATM Program”) in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act. Under the ATM Program, we may also enter into one or more forward sale transactions for the sale of shares of our common stock on a forward basis. There were no forward sale transactions as of March 31, 2024, and no shares of our common stock were sold under the ATM Program during the three months ended March 31, 2024.
Investment Grade Rating from Fitch
On March 4, 2024, we received an investment grade rating from Fitch Ratings (“Fitch”). Fitch has assigned a Long-Term Issuer Default Rating of ‘BBB’ to IRT with a stable outlook. In addition, Fitch has assigned a rating of ‘BBB’ to our subsidiary, Independence Realty Operating Partnership, LP and our senior unsecured debt, which includes credit facilities and unsecured term loans.

Results of Operations
As of March 31, 2024, we owned and consolidated 111 multifamily apartment properties, of which 108 comprised the Same-Store Portfolio.
Three Months Ended March 31, 2024 compared to the Three Months Ended March 31, 2023

	SAME-STORE PORTFOLIO				NON SAME-STORE PORTFOLIO				CONSOLIDATED
(Dollars in thousands)	Three Months Ended March 31,				Three Months Ended March 31,				Three Months Ended March 31,
	2024	2023	Increase (Decrease)	% Change	2024	2023	Increase (Decrease)	% Change	2024	2023	Increase (Decrease)	% Change
Property Data:
Number of properties (1)	108	108	—	—%	3	11	(8)	(72.7)%	111	119	(8)	-6.7%
Number of units (1)	32,153	32,153	—	—%	724	3,096	(2,372)	(76.6)%	32,877	35,249	(2,372)	(6.7)%
Average occupancy (1)	94.4%	93.2%	1.2%	—	92.3%	92.6%	(0.3)%	—	94.4%	93.1%	1.3%	—
Average effective monthly rent, per unit (1)	$1,551	$1,528	$23	1.5%	$1,495	$1,609	$(114)	(7.1)%	$1,550	$1,535	$15	1.0%
Revenue:
Rental and other property revenue	$150,618	$145,701	$4,917	3.4%	$9,713	$15,434	$(5,721)	(37.1)%	$160,331	$161,135	$(804)	(0.5)%
Expenses:
Property operating expenses	56,247	53,564	2,683	5.0%	3,724	5,691	(1,967)	(34.6)%	59,971	59,255	716	1.2%
Net Operating Income	$94,371	$92,137	$2,234	2.4%	$5,989	$9,743	$(3,754)	(38.5)%	$100,360	$101,880	$(1,520)	(1.5)%
Other Revenue:
Other revenue									$203	$239	$(36)	(15.1)%
Corporate and other expenses:
Property management expenses									7,499	6,371	1,128	17.7%
General and administrative expenses									8,381	8,154	227	2.8%
Depreciation and amortization expense									53,721	53,536	185	0.3%
Casualty losses									2,301	151	2,150	1423.8%
Gain on extinguishment of debt									203	—	203	100.0%
Other (loss) income, net									(1)	93	(94)	(101.1)%
Loss from investments in unconsolidated real estate entities									(829)	(776)	(53)	6.8%
Interest expense									(20,603)	(22,124)	1,521	(6.9)%
Gain on sale (loss on impairment) of real estate assets, net									10,530	985	9,545	969.0%
Restructuring costs									—	(3,213)	3,213	(100.0)%
Net income									$17,961	$8,872	$9,089	102.4%
Income allocated to noncontrolling interests									(384)	(224)	(160)	71.4%
Net income available to common shares									$17,577	$8,648	$8,929	103.2%
(1)Excludes our development projects. See Non-GAAP Financial Measures for our definition of a development property and our methodology for determining same-store properties.

Revenue
Rental and other property revenue. Revenue from rental and other property revenue of the consolidated portfolio decreased $0.8 million to $160.3 million for the three months ended March 31, 2024 from $161.1 million for the three months ended March 31, 2023. The decrease was primarily attributable to a $5.7 million decrease in non same-store rental and other property revenue driven by the sale of nine properties under the Portfolio Optimization and Deleveraging Strategy, compared to the sale of one property during the three months ended March 31, 2023. The decrease in rental and other property revenue was partially offset by an increase in same-store rental and other property revenue of $4.9 million as a result of a 1.5% increase in average effective monthly rents and 1.2% increase in average occupancy compared to the prior year period.

Expenses
Property operating expenses. Property operating expenses increased $0.7 million to $60.0 million for the three months ended March 31, 2024 from $59.3 million for the three months ended March 31, 2023. The increase was due to a $2.7 million increase in same-store property operating expense, driven by insurance premiums, personnel expenses, and advertising expenses, partially offset by a $2.0 million decrease in property operating expenses due to the sale of four properties under our Portfolio Optimization and Deleveraging Strategy.
Property management expenses. Property management expenses increased $1.1 million to $7.5 million for the three months ended March 31, 2024 from $6.4 million for the three months ended March 31, 2023 primarily due to higher personnel costs and software subscriptions, compared to the prior year.
General and administrative expenses. General and administrative expenses increased $0.2 million to $8.4 million for the three months ended March 31, 2024 from $8.2 million for the three months ended March 31, 2023. The increase was primarily due to higher legal fees compared to the same prior year period.
Depreciation and amortization expense. Depreciation and amortization expense increased $0.2 million to $53.7 million for the three months ended March 31, 2024 from $53.5 million for the three months ended March 31, 2023. The increase was primarily due to depreciation expenses driven by capital expenditures related to our value add program partially offset by lower depreciation from sold properties.
Casualty losses. During the three months ended March 31, 2024, we incurred $2.3 million in net casualty loses primarily due to winter storm damage and fire at various properties where the carrying value of the damage exceeded insurance proceeds due to policy deductible levels.
Interest expense. Interest expense decreased $1.5 million to $20.6 million for the three months ended March 31, 2024 from $22.1 million for the three months ended March 31, 2023. The decrease was primarily driven by the sale of nine properties under the Portfolio Optimization and Deleveraging Strategy.
Gain on sale (loss on impairment) of real estate assets, net. During the three months ended March 31, 2024, we sold five multifamily properties under our Portfolio Optimization and Deleveraging Strategy resulting in gains of $25.6 million. In addition, we recorded a loss on impairment of $15.1 million for one property held for sale as a result of the carrying value of the real estate exceeding the expected sales price less transaction costs.
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

Set forth below is a reconciliation of net income to FFO and CFFO for the three months ended March 31, 2024 and 2023 (in thousands, except share and per share information):

	For the Three Months Ended March 31,
	2024		2023
	Amount	Per Share(1)	Amount	Per Share(2)
Net income	$17,961	$0.08	$8,872	$0.04
Adjustments:
Real estate depreciation and amortization	53,390	0.23	53,287	0.23
Our share of real estate depreciation and amortization from investments in unconsolidated real estate entities	598	—	418	—
(Gain on sale) loss on impairment of real estate assets net, excluding prepayment gains	(9,609)	(0.04)	(314)	—
FFO	$62,340	$0.27	$62,263	$0.27

FFO	$62,340	$0.27	$62,263	$0.27
Adjustments:
Other depreciation and amortization	331	—	249	—
Casualty losses	2,301	0.01	151	—
Loan (premium accretion) discount amortization, net	(2,395)	(0.01)	(2,755)	(0.01)
Prepayment (gains) losses on asset dispositions	(921)	—	(670)	—
Gain on extinguishment of debt	(203)	—	—	—
Other expense	1	—	42	—
Restructuring costs	—	—	3,213	0.01
CFFO	$61,454	$0.27	$62,493	$0.27
(1)Based on 230,570,752 weighted-average shares and units outstanding for the three months ended March 31, 2024.
(2)Based on 230,186,297 weighted-average shares and units outstanding for the three months ended March 31, 2023.
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

Development Property
A development property is a property that is either currently under development or is in lease-up prior to reaching overall occupancy of 90%.
Set forth below is a reconciliation of GAAP net income to Same-Store Portfolio NOI for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023	% change
Net income	$17,961	$8,872	102.4%
Other revenue	(203)	(239)	(15.1)%
Property management expenses	7,499	6,371	17.7%
General and administrative expenses	8,381	8,154	2.8%
Depreciation and amortization expense	53,721	53,536	0.3%
Casualty losses	2,301	151	1423.8%
Interest expense	20,603	22,124	(6.9)%
(Gain on sale) loss on impairment of real estate assets, net	(10,530)	(985)	969.0%
Gain on extinguishment of debt	(203)	—	100.0%
Other loss (income), net	1	(93)	(101.1)%
Loss from investments in unconsolidated real estate entities	829	776	6.8%
Restructuring costs	—	3,213	(100.0)%
NOI	100,360	101,880	(1.5)%
Less: Non same-store portfolio NOI	5,989	9,743	(38.5)%
Same-store portfolio (a) NOI	$94,371	$92,137	2.4%
(a)Same-Store Portfolio for the three months ended March 31, 2024 and 2023 included 108 properties containing 32,153 units.
Average Effective Monthly Rent per Unit
Average effective rent per unit represents the average of gross rent amounts, divided by the average occupancy (in units) for the period presented. We believe average effective rent is a helpful measurement in evaluating average pricing. This metric, when presented, reflects the average effective rent per month.
Average Occupancy
Average occupancy represents the average occupied units for the reporting period divided by the average of total units available for rent for the reporting period.

Set forth below is Same-Store Portfolio (a) NOI for the three months ended March 31, 2024 and 2023 (in thousands, except per unit data):

	Three Months Ended March 31,
	2024	2023	% change
Revenue:
Rental and other property revenue	$150,618	$145,701	3.4%
Property Operating Expenses
Real estate taxes	18,970	18,479	2.7%
Property insurance	4,150	2,966	39.9%
Personnel expenses	12,199	11,125	9.7%
Utilities	7,713	7,353	4.9%
Repairs and maintenance	4,825	5,446	(11.4)%
Contract services	5,101	5,097	0.1%
Advertising expenses	1,596	1,302	22.6%
Other expenses	1,693	1,796	(5.7)%
Total property operating expenses	56,247	53,564	5.0%
Same-store portfolio NOI	$94,371	$92,137	2.4%

Same-store portfolio NOI Margin	62.7%	63.2%	(0.5)%
Average Occupancy	94.4%	93.2%	1.2%

Average effective monthly rent, per unit	$1,551	$1,528	1.5%
(a)Same-Store Portfolio for the three months ended March 31, 2024 and 2023 included 108 properties containing 32,153 units.
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
•the use of our cash and cash equivalents of $21.3 million as of March 31, 2024;
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
Cash Flows
As of March 31, 2024 and 2023, we maintained cash and cash equivalents, and restricted cash of approximately $41.9 million and $34.8 million, respectively. Our cash and cash equivalents were generated from the following activities (dollars in thousands):

	For the Three Months Ended March 31,
	2024	2023
Cash flow provided by operating activities	$44,057	$46,911
Cash flow provided by (used in) investing activities	255,403	(19,521)
Cash flow used in financing activities	(308,292)	(36,574)
Net change in cash and cash equivalents, and restricted cash	(8,832)	(9,184)
Cash and cash equivalents, and restricted cash, beginning of period	50,732	44,017
Cash and cash equivalents, and restricted cash, end of the period	$41,900	$34,833
Our cash inflows from operating activities during the three months ended March 31, 2024 and 2023 were primarily driven by ongoing operations of our properties.
Our cash inflows from investing activities during the three months ended March 31, 2024 were primarily due to $292.7 million of proceeds from the disposition of five properties under our Portfolio Optimization and Deleveraing Strategy and $2.7 million of proceeds from insurance claims, partially offset by $24.6 million of capital expenditures, $1.3 million of investments in unconsolidated real estate entities, and $14.1 million of investments in real estate under development. Our cash outflows from investing activities during the three months ended March 31, 2023 were primarily due to $29.0 million of capital expenditures, $13.4 million of investments in unconsolidated real estate entities, and $12.7 million of investments in real estate under development, partially offset by $35.6 million of proceeds from one property disposition.
Our cash outflows from financing activities during the three months ended March 31, 2024 were primarily due to credit facility and mortgage principal repayments of $362.7 million, payment of dividends on our common stock and noncontrolling interests of $37.1 million, partially offset by $94.0 million of draws on our unsecured revolver. Our cash outflows from financing activities during the three months ended March 31, 2023 were primarily due to payment of dividends on our common stock and noncontrolling interests of $32.5 million.
Contractual Obligations
Our 2023 Annual Report on Form 10-K includes a table of contractual obligations. There were no material changes to these obligations since the filing of our 2023 Annual Report on Form 10-K.
Off-Balance Sheet Arrangements
There were no off-balance sheet arrangements during the three months ended March 31, 2024 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our interests.
Critical Accounting Estimates and Policies
Our 2023 Annual Report on Form 10-K contains a discussion of our critical accounting policies. Management discusses our critical accounting policies and management’s judgments and estimates with the audit committee of our board of directors. There were no material changes to our critical accounting policies since the filing of our Annual Report on Form 10-K.

Item 3.    Quantitative and Qualitative Disclosure About Market Risk.
Our 2023 Annual Report on Form 10-K contains a discussion of qualitative and quantitative market risks. There have been no material changes in quantitative and qualitative market risks during the three months ended March 31, 2024 from the disclosures included in our 2023 Annual Report on Form 10-K.
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
Effective as of March 31, 2024, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation referred to above during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Starting around November 2022, putative class action representatives began filing complaints in various United States District Courts across the country naming as defendants RealPage, Inc. (“RealPage”), a seller of revenue management products, and approximately 50 defendants who own and/or manage multifamily residential rental housing, alleging that the defendants conspired to fix, raise, maintain, and stabilize rent prices in violation of Section 1 of the Sherman Act. Some of the complaints, including one filed on November 14, 2022 in the U.S. District Court for the Northern District of Illinois, named us as one of the defendants, and others did not. On April 10, 2023, the United States Judicial Panel on Multidistrict Litigation issued an order transferring the cases to the United States District Court for the Middle District of Tennessee for coordinated and consolidated pretrial proceedings, where plaintiffs filed a consolidated complaint. We filed an answer to the consolidated complaint and asserted affirmative defenses. We deny all allegations of wrongdoing and intend to defend against these claims vigorously.
Item 1A.    Risk Factors.
There have not been any material changes from the risk factors disclosed in Part 1, Item 1A of our 2023 Annual Report on Form 10-K.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
During the three months ended March 31, 2024, holders of IROP units exchanged 4,928 units for 4,928 shares of our common stock. The issuance of these shares upon exchange of the units was exempt from registration under the Securities Act, pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act. As of March 31, 2024, 5,941,643 IROP units held by unaffiliated third parties remained outstanding.
During the three months ended March 31, 2024, we withheld shares of common stock to satisfy employee tax withholding obligations payable upon the vesting of restricted common stock awards as follow:

Period	Total Number of Shares Purchased	Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
Jan 2024	3,748	$15.51	—	$250,000
Feb 2024	—	—	—	250,000
Mar 2024	29,182	15.42	—	250,000
Total	32,930	$15.43	—
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
Item 3.    Defaults Upon Senior Securities.
None.

Item 4.    Mine Safety Disclosures.
None.
Item 5.    Other Information.
During the three months ended March 31, 2024, none of the Company's directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act). During the three months ended March 31, 2024, the Company did not adopt, terminate or modify a Rule 10b5-1 trading arrangement.
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

3.1	Articles Supplementary of Independence Realty Trust, Inc. dated March 4, 2024, incorporated by reference.

10.1
Cooperation Agreement, dated February 29, 2024, by and among Independence Realty Trust, Inc., Argosy-Lionbridge Real Estate Securities, L.P. and the other persons and entities listed on Schedule A thereto, and, solely with respect to Sections 7 through 26, Samuel Foster and Marion Kirwin, incorporated by reference to Exhibit 10.1 to IRT’s Current Report on Form 8-K filed on March 1, 2024.

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

101
iXBRL (Inline eXtensible Business Reporting Language). The following materials, formatted in iXBRL: (i) Condensed Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2024 and 2023, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2024 and 2023, (iv) Condensed Consolidated Statements of Changes in Equity for the three months ended March 31, 2024 and 2023, (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2024 and 2023 and (vi) notes to the condensed consolidated financial statements as of March 31, 2024.

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

Independence Realty Trust, Inc.

Date: April 30, 2024	By:	/s/ SCOTT F. SCHAEFFER
Scott F. Schaeffer
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: April 30, 2024	By:	/s/ JAMES J. SEBRA
James J. Sebra
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: April 30, 2024	By:	/s/ JASON R. DELOZIER
Jason R. Delozier
Chief Accounting Officer
(Principal Accounting Officer)