Form 10-Q
period 2024-06-30
INDEPENDENCE REALTY TRUST, INC.
filed 2024-08-01
CIK 1466085

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 26, 2024 there were 225,120,618 shares of the Registrant’s common stock issued and outstanding.

INDEPENDENCE REALTY TRUST, INC.

PART I—FINANCIAL INFORMATION
Item 1.    Financial Statements
Independence Realty Trust, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited and dollars in thousands, except share and per share data)

	As of June 30, 2024	As of December 31, 2023
ASSETS:
Investments in real estate:
Investments in real estate, at cost	$6,218,019	$6,259,212
Accumulated depreciation	(667,681)	(582,760)
Investments in real estate, net	5,550,338	5,676,452
Real estate held for sale	69,829	296,334
Investments in real estate under development	115,196	98,365
Cash and cash equivalents	21,034	22,852
Restricted cash	26,364	27,880
Investments in unconsolidated real estate entities	90,347	89,044
Other assets	28,731	39,245
Derivative assets	38,422	29,937
Intangible assets, net of accumulated amortization of $0 and $332, respectively	—	66
Total Assets	$5,940,261	$6,280,175
LIABILITIES AND EQUITY:
Indebtedness, net	$2,202,961	$2,426,788
Indebtedness associated with real estate held for sale	49,598	122,621
Accounts payable and accrued expenses	102,040	109,074
Accrued interest payable	6,795	7,917
Dividends payable	36,906	36,858
Other liabilities	8,421	9,723
Total Liabilities	2,406,721	2,712,981
Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized, 0 and 0 shares issued and outstanding, respectively	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized, 225,122,235 and 224,706,731 shares issued and outstanding, including 402,249 and 288,250 unvested restricted common share awards, respectively	2,251	2,247
Additional paid-in capital	3,754,756	3,751,942
Accumulated other comprehensive income	34,380	25,513
Accumulated deficit	(392,627)	(348,405)
Total stockholders’ equity	3,398,760	3,431,297
Noncontrolling interests	134,780	135,897
Total Equity	3,533,540	3,567,194
Total Liabilities and Equity	$5,940,261	$6,280,175
The accompanying notes are an integral part of these condensed consolidated financial statements.

Independence Realty Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited and dollars in thousands, except share and per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
REVENUE:
Rental and other property revenue	$158,104	$163,601	$318,436	$324,736
Other revenue	298	354	501	594
Total revenue	158,402	163,955	318,937	325,330
EXPENSES:
Property operating expenses	60,883	62,071	120,854	121,327
Property management expenses	7,666	6,818	15,165	13,189
General and administrative expenses	6,244	5,910	14,624	14,063
Depreciation and amortization expense	54,127	53,984	107,850	107,520
Casualty losses	465	680	2,767	831
Total expenses	129,385	129,463	261,260	256,930
Interest expense	(17,460)	(22,227)	(38,063)	(44,351)
(Loss on impairment) gain on sale of real estate assets, net	(152)	—	10,378	985
Gain on extinguishment of debt	—	—	203	—
Other (loss) income, net	—	(72)	(1)	21
Loss from investments in unconsolidated real estate entities	(850)	(1,205)	(1,679)	(1,981)
Restructuring costs	—	—	—	(3,213)
Net income:	10,555	10,988	28,515	19,861
Income allocated to noncontrolling interest	(201)	(279)	(585)	(503)
Net income allocable to common shares	$10,354	$10,709	$27,930	$19,358
Earnings per share:
Basic	$0.05	$0.05	$0.12	$0.09
Diluted	$0.05	$0.05	$0.12	$0.09
Weighted-average shares:
Basic	224,793,229	224,422,515	224,710,259	224,325,246
Diluted	225,418,825	225,073,890	225,403,082	225,088,261
The accompanying notes are an integral part of these condensed consolidated financial statements.

Independence Realty Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited and dollars in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$10,555	$10,988	$28,515	$19,861
Other comprehensive income (loss):
Change in fair value of interest rate hedges	5,065	18,834	19,527	11,919
Realized (gains) losses on interest rate hedges reclassified to earnings	(5,189)	(4,749)	(10,428)	(8,126)
Total other comprehensive (loss) income	(124)	14,085	9,099	3,793
Comprehensive income before allocation to noncontrolling interests	10,431	25,073	37,614	23,654
Allocation to noncontrolling interests	(198)	(642)	(817)	(576)
Comprehensive income	$10,233	$24,431	$36,797	$23,078
The accompanying notes are an integral part of these condensed consolidated financial statements.

Independence Realty Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Equity
(Unaudited and dollars in thousands, except share and per share data)

	Common Shares	Par Value Common Shares	Additional Paid In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2023	224,706,731	$2,247	$3,751,942	$25,513	$(348,405)	$3,431,297	$135,897	$3,567,194
Net income	—	—	—	—	17,577	17,577	384	17,961
Common dividends declared ($0.16 per share)	—	—	—	—	(36,187)	(36,187)	—	(36,187)
Other comprehensive income	—	—	—	8,988	—	8,988	236	9,224
Stock compensation	391,667	4	3,456	—	—	3,460	—	3,460
Repurchase of shares related to equity award tax withholding	(32,930)	—	(1,598)	—	—	(1,598)	—	(1,598)
Conversion of noncontrolling interest to common shares	4,928	—	33	—	—	33	(33)	—
Distribution to noncontrolling interest declared ($0.16 per unit)	—	—	—	—	—	—	(951)	(951)
Balance, March 31, 2024	225,070,396	$2,251	$3,753,833	$34,501	$(367,015)	$3,423,570	$135,533	$3,559,103
Net income	—	—	—	—	10,354	10,354	201	10,555
Common dividends declared ($0.16 per share)	—	—	—	—	(35,966)	(35,966)	—	(35,966)
Other comprehensive loss	—	—	—	(121)	—	(121)	(3)	(124)
Stock compensation	56,560	—	1,940	—	—	1,940	—	1,940
Repurchase of shares related to equity award tax withholding	(4,721)	—	(945)	—	—	(945)	—	(945)
Issuance of common shares, net	—	—	(72)	—	—	(72)	—	(72)
Distribution to noncontrolling interest declared ($0.16 per unit)	—	—	—	—	—	—	(951)	(951)
Balance, June 30, 2024	225,122,235	$2,251	$3,754,756	$34,380	$(392,627)	$3,398,760	$134,780	$3,533,540

Independence Realty Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Equity
(Unaudited and dollars in thousands, except share and per share data)

	Common Shares	Par Value Common Shares	Additional Paid In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2022	224,064,940	$2,241	$3,751,056	$35,102	$(191,735)	$3,596,664	$141,203	$3,737,867
Net income	—	—	—	—	8,648	8,648	224	8,872
Common dividends declared ($0.14 per share)	—	—	—	—	(31,688)	(31,688)	—	(31,688)
Other comprehensive loss	—	—	—	(10,001)	—	(10,001)	(289)	(10,290)
Stock compensation	383,439	4	4,774	—	—	4,778	—	4,778
Repurchase of shares related to equity award tax withholding	(36,109)	—	(3,757)	—	—	(3,757)	—	(3,757)
Conversion of noncontrolling interest to common shares	144,600	1	1,014	—	—	1,015	(1,015)	—
Issuance of common shares, net	—	—	(13)	—	—	(13)	—	(13)
Distribution to noncontrolling interest declared ($0.14 per unit)	—	—	—	—	—	—	(834)	(834)
Balance, March 31, 2023	224,556,870	$2,246	$3,753,074	$25,101	$(214,775)	$3,565,646	$139,289	$3,704,935
Net income	—	—	—	—	10,709	10,709	279	10,988
Common dividends declared ($0.16 per share)	—	—	—	—	(35,906)	(35,906)	—	(35,906)
Other comprehensive income	—	—	—	13,722	—	13,722	363	14,085
Stock compensation	142,206	1	1,784	—	—	1,785	—	1,785
Repurchase of shares related to equity award tax withholding	(1,187)	—	(19)	—	—	(19)	—	(19)
Distribution to noncontrolling interest declared ($0.16 per unit)	—	—	—	—	—	—	(951)	(951)
Balance, June 30, 2023	224,697,889	$2,247	$3,754,839	$38,823	$(239,972)	$3,555,937	$138,980	$3,694,917

The accompanying notes are an integral part of these condensed consolidated financial statements

Independence Realty Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited and dollars in thousands)

	For the Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net income	$28,515	$19,861
Adjustments to reconcile net income to cash flow from operating activities:
Depreciation and amortization	107,850	107,520
Accretion of loan discounts and premiums, net	(4,679)	(5,493)
Amortization of deferred financing costs, net	1,379	1,763
Stock compensation expense	5,250	6,462
Gain on sale of real estate assets, net	(10,378)	(985)
Gain on extinguishment of debt	(203)	—
Amortization related to derivative instruments	614	644
Non-cash casualty losses	1,510	831
Equity in loss from investments in unconsolidated real estate entities	1,679	1,981
Other losses	1	891
Changes in assets and liabilities:
Other assets	5,145	4,186
Accounts payable and accrued expenses	(7,827)	(9,308)
Accrued interest payable	(1,122)	273
Other liabilities	(654)	(1,432)
Cash flow provided by operating activities	127,080	127,194
Cash flows from investing activities:
Investments in unconsolidated real estate entities	(2,982)	(21,729)
Disposition of real estate properties, net	320,606	35,557
Capital expenditures	(55,698)	(67,199)
Real estate development expenditures	(26,884)	(30,588)
Proceeds from insurance claims	3,511	—
Cash flow provided by (used in) investing activities	238,553	(83,959)
Cash flows from financing activities:
Proceeds from unsecured credit facility and term loans	131,000	125,000
Unsecured credit facility, secured credit facility and term loan repayments	(262,652)	(97,513)
Mortgage principal repayments and payoffs	(159,675)	(3,666)
Costs associated with debt payoffs	(663)	—
Payments for deferred financing costs	(357)	(60)
Distributions on common stock	(72,104)	(63,026)
Distributions to noncontrolling interests	(1,901)	(1,686)
Repurchase of shares related to equity award tax withholding	(2,543)	(3,776)
Costs from issuance of common stock, net	(72)	(13)
Cash flow used in financing activities	(368,967)	(44,740)
Net change in cash and cash equivalents, and restricted cash	(3,334)	(1,505)
Cash and cash equivalents, and restricted cash, beginning of period	50,732	44,017
Cash and cash equivalents, and restricted cash, end of the period	$47,398	$42,512

Reconciliation of cash, cash equivalents, and restricted cash to the Condensed Consolidated Balance Sheets
Cash and cash equivalents	$21,034	$14,349
Restricted cash	26,364	28,163
Total cash, cash equivalents, and restricted cash, end of period	$47,398	$42,512

The accompanying notes are an integral part of these condensed consolidated financial statements

Independence Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
June 30, 2024
(Unaudited and dollars in thousands, except share and per share data)

NOTE 1: Organization
Independence Realty Trust, Inc. (“IRT”), is a self-administered and self-managed Maryland real estate investment trust (“REIT”) which was formed on March 26, 2009. We are primarily engaged in the ownership, operation, management, improvement, and acquisition of multifamily apartment communities in non-gateway markets. As of June 30, 2024, we owned and operated 110 (unaudited) multifamily apartment properties (including one owned through a consolidated joint venture) that contain an aggregate of 32,685 (unaudited) units across non-gateway U.S. markets, including Atlanta, Columbus, Dallas, Denver, Houston, Indianapolis, Nashville, Oklahoma City, Raleigh-Durham, and Tampa. In addition, as of June 30, 2024, we owned two investments in real estate under development in Denver, Colorado that will, upon completion, contain an aggregate of 621 (unaudited) units. As of June 30, 2024, we also owned interests in four unconsolidated joint ventures, two of which own and operate multifamily apartment communities that contain an aggregate of 810 (unaudited) units and two of which are developing multifamily apartment properties that will, upon completion, contain an aggregate of 653 (unaudited) units. We own all of our assets and conduct substantially all of our operations through Independence Realty Operating Partnership, LP, a Delaware limited partnership (“IROP”), of which we are the sole general partner.
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
June 30, 2024
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
e. Restricted Cash
Restricted cash includes escrows of our funds held by lenders to fund certain expenditures, such as real estate taxes and insurance, or to be released at our discretion upon the occurrence of certain pre-specified events. As of June 30, 2024 and December 31, 2023, we had $26,364 and $27,880, respectively, of restricted cash.
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
The aggregate value of in-place leases is determined by evaluating various factors, including the terms of the leases that are in place and assumed lease-up periods. The value assigned to these intangible assets is amortized over the assumed lease up period, typically six months. During the three and six months ended June 30, 2024 and 2023, we did not acquire any in-place leases. For each of the three and six months ended June 30, 2024, we recorded $0, and $66, respectively, of amortization for intangible assets. For the three and six months ended June 30, 2023, we recorded $0 and $399, respectively, of amortization for intangible assets. For the three and six months ended June 30, 2024, we wrote-off fully amortized intangible assets of $0 and $398, respectively. For the three and six months ended June 30, 2023, we wrote-off fully amortized intangible assets of $0 and $1,099, respectively.
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
June 30, 2024
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
We review our long-lived assets on an ongoing basis and evaluate the recoverability of the carrying value when there is an indicator of impairment. An impairment charge is recognized when it is determined that the carrying value of the asset exceeds the fair value. The estimated cash flows and estimated fair value used in the impairment analysis are determined based on our plans for the respective assets, including the expected hold period, and our assessment of market and economic conditions. The estimates consider matters such as current and historical rental rates and collection levels, occupancies for the respective and/or comparable properties, and recent sales data for comparable properties. Changes in our plans or views of market and economic conditions may result in adjustments to estimated future cash flows, which could lead to recognition of impairment losses. These losses, as guided by the applicable accounting standards, could be significant. For each of the three and six months ended June 30, 2024, we recorded impairment charges of $0 and $15,107, respectively, on account of real estate classified as held for sale and sold properties. For the three and six months ended June 30, 2023, we did not incur an impairment charge.
Depreciation Expense
Depreciation expense for real estate assets is computed using a straight-line method based on a life of 40 years for buildings and improvements and five to ten years for furniture, fixtures, and equipment. For the three and six months ended June 30, 2024, we recorded $53,757 and $107,080 of depreciation expense, respectively. For the three and six months ended June 30, 2023, we recorded $53,700 and $106,587 of depreciation expense, respectively. During the three and six months ended June 30, 2024, we wrote-off fully depreciated fixed assets of $8,328 and $15,604, respectively. During the three and six months ended June 30, 2023, we wrote-off fully depreciated fixed assets of $5,114 and $8,033, respectively.
Casualty Related Costs
Occasionally, we incur losses at our communities from wind storms, floods, fires and similar hazards. Sometimes, a portion of these losses are not fully covered by our insurance policies due to deductibles. In these cases, we estimate the carrying value of the damaged property and record a casualty loss for the difference between the estimated carrying value and the insurance proceeds. Any amount of insurance recovery in excess of the amount of the losses incurred is considered a gain contingency and is recorded in casualty losses (gains), net when the proceeds are received. During the three and six months ended June 30, 2024, we recorded $465 and $2,767 of net casualty losses, respectively. During the three and six months ended June 30, 2023, we recorded $680 and $831 of net casualty losses, respectively.
g. Investments in Real Estate Under Development
We capitalize direct and indirect project costs incurred during the development period such as construction, insurance, architectural, legal, interest costs, and real estate taxes. At such time as the development is considered substantially complete, the capitalization of certain indirect costs such as real estate taxes, interest costs, and all project-related costs in real estate under development are reclassified to investments in real estate. For the three and six months ended June 30, 2024, we recorded $1,771 and $3,341, respectively, of capitalized interest expense on our investments in real estate under development. For the three and six months ended June 30, 2023, we recorded $1,715 and $3,168, respectively, of capitalized interest expense on our investments in real estate under development.
As of June 30, 2024 and December 31, 2023, the carrying value of our two investments in real estate under development in Denver, Colorado totaled $115,196 and $98,365, respectively, net of $87,061 and $77,520 placed in service, respectively, and was recorded as a separate line item in our condensed consolidated balance sheets.

Independence Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
June 30, 2024
(Unaudited and dollars in thousands, except share and per share data)

h. Investments in Unconsolidated Real Estate Entities
We have entered into joint ventures with unrelated third parties to acquire, develop, own, operate, and manage real estate assets. Our joint ventures are funded with a combination of debt and equity. We will consolidate entities that we control as well as any variable interest entity ("VIE") where we are the primary beneficiary. Under the VIE model, we consolidate an entity when we have the ability to direct the activities of the VIE and the obligations to absorb losses or the right to receive benefits that could potentially be significant to the VIE. Under the voting model, we consolidate an entity when we control the entity through ownership of a majority voting interest. We separately analyzed the initial accounting for each of our four investments in unconsolidated real estate entities and concluded that each investment is a voting interest entity. Our equity interest varies for each of our four investments in unconsolidated real estate entities between 50% to 90% but, in each case, we share control of the major decisions that most significantly impact the joint ventures with our partners. Since we do not control the joint venture through our ownership interest, they are accounted for under the equity method of accounting, and are included in investments in unconsolidated real estate entities on the condensed consolidated balance sheets. Under the equity method of accounting, the investments are carried at cost plus our share of net earnings or losses. For the three and six months ended June 30, 2024, we recorded $1,190 and $2,462, respectively, of capitalized interest expense on our investments in unconsolidated real estate entities in our condensed consolidated balance sheets. For the three and six months ended June 30, 2023, we recorded $1,089 and $2,095, respectively, of capitalized interest expense on our investments in unconsolidated real estate entities in our condensed consolidated balance sheets.
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
June 30, 2024
(Unaudited and dollars in thousands, except share and per share data)

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
FASB ASC Topic 825, “Financial Instruments” requires disclosure of the fair value of financial instruments for which it is practicable to estimate that value. Given that cash and cash equivalents and restricted cash are short term in nature with limited fair value volatility, the carrying amount is deemed to be a reasonable approximation of fair value and the fair value input is classified as a Level 1 fair value measurement. The fair value input for derivatives is classified as a Level 2 fair value measurement within the fair value hierarchy. The fair value of our unsecured credit facility, term loans, and mortgage indebtedness is based on a discounted cash flows valuation technique. As this technique utilizes current credit spreads, which are generally unobservable, this is classified as a Level 3 fair value measurement within the fair value hierarchy. We determine appropriate credit spreads based on the type of debt and its maturity. There were no transfers between levels in the fair value hierarchy for the six months ended June 30, 2024. The following table summarizes the carrying amount and the fair value of our financial instruments as of the periods indicated:

Independence Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
June 30, 2024
(Unaudited and dollars in thousands, except share and per share data)

	As of June 30, 2024		As of December 31, 2023
Financial Instrument	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Cash and cash equivalents	$21,034	$21,034	$22,852	$22,852
Restricted cash	26,364	26,364	27,880	27,880
Derivative assets	38,422	38,422	29,937	29,937

Liabilities
Debt:
Unsecured Revolver	102,608	103,820	233,362	235,607
Unsecured Term loans	597,852	601,767	597,544	602,589
Secured credit facilities	602,944	548,346	606,099	554,198
Mortgages (1)	949,155	872,930	1,112,404	1,029,028
(1)Includes indebtedness associated with real estate held for sale of $49,598.
In addition to assets and liabilities that are recorded at fair value on a recurring basis, we record assets and liabilities at fair value on a nonrecurring basis as required by U.S. GAAP. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges. As discussed further in Note 3 “Investments in Real Estate”, we recognized an impairment charge of $15,107 during the six months ended June 30, 2024 at our property classified as held for sale as of June 30, 2024. The impairment charge was determined by comparing the fair value of the property to its carrying value. The fair value was based on executed purchase and sale agreements and was determined to be a Level 3 fair value measurement within the fair value hierarchy.
l. Deferred Financing Costs
Costs incurred in connection with debt financing are deferred and classified within indebtedness and charged to interest expense over the terms of the related debt agreements, under the effective interest method.
m. Office Leases
In accordance with FASB ASC Topic 842, “Leases”, lessees are required to recognize a right-of-use asset and a lease liability on the balance sheet at the lease commencement date for all leases, except those leases with terms of less than a year. We lease corporate office space under leases with terms of up to 10 years and that may include extension options, but that do not include any residual value guarantees or restrictive covenants. As of June 30, 2024 and December 31, 2023, we had $2,085 and $2,408, respectively, of operating lease right-of-use assets and $2,355 and $2,701, respectively, of operating lease liabilities related to our corporate office leases. The operating lease right-of-use assets are presented within other assets and the operating lease liabilities are presented within other liabilities in our condensed consolidated balance sheets. During the three and six months ended June 30, 2024, we recorded $189 and $409, respectively, of total operating lease expense which is recorded within property management expense and general and administrative expenses in our condensed consolidated statements of operations. During the three and six months ended June 30, 2023, we recorded $202 and $412, respectively, of total operating lease expense which was recorded within property management expenses and general and administrative expenses in our condensed consolidated statements of operations.
n. Income Taxes
We have elected to be taxed as a REIT. Accordingly, we recorded no income tax expense for the three and six months ended June 30, 2024 and 2023.

Independence Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
June 30, 2024
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
o. Restructuring Costs
During the three months ended March 31, 2023, we reorganized certain departments in our organization impacting a limited number of employees. The impacted employees were provided severance packages that included cash severance payments and the accelerated vesting of performance share units and restricted stock awards, as applicable. In accordance with ASC 712 “Compensation – Nonretirement Postemployment Benefits”, we recognized the full amount of restructuring costs of $3,213 during the three months ended March 31, 2023, which is presented in the restructuring costs line on the condensed consolidated statement of operations. No restructuring costs were recognized during the three and six months ended June 30, 2024.
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
In December 2022, the FASB issued ASU 2022-06, Deferral of the Sunset Date of Topic 848 (“ASU 2022-06”) which was issued to defer the sunset date of Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform to December 31, 2024. ASU 2022-06 is effective immediately for all companies. ASU 2022-06 has no impact on the Company’s condensed consolidated financial statements for the three and six months ended June 30, 2024.
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
June 30, 2024
(Unaudited and dollars in thousands, except share and per share data)

NOTE 3: Investments in Real Estate
As of June 30, 2024, our investments in real estate consisted of 110 operating apartment properties (unaudited, including one owned through a consolidated joint venture) that contain an aggregate of 32,685 units (unaudited). The following table summarizes our investments in real estate, excluding one property we classified as held for sale:

	As of June 30, 2024	As of December 31, 2023	Depreciable Lives (In years)
Land	$538,151	$540,950	—
Building	5,210,283	5,288,956	40
Furniture, fixtures and equipment	469,585	429,306	5-10
Total investments in real estate	$6,218,019	$6,259,212
Accumulated depreciation	(667,681)	(582,760)
Investments in real estate, net	$5,550,338	$5,676,452
As of June 30, 2024, we owned one property, Tapestry Park, with 354 units (unaudited) in Birmingham, Alabama that we classified as held for sale which was subsequently sold on July 17, 2024 for a gross sales price of $70,800.
Portfolio Optimization and Deleveraging Strategy
On October 26, 2023, our Board of Directors approved a plan, which we refer to as our Portfolio Optimization and Deleveraging Strategy, which targeted the sale of ten properties located in seven markets in order to exit or reduce our presence in these markets while also deleveraging our balance sheet. On April 30, 2024, we sold the tenth and final property under our Portfolio Optimization and Deleveraging Strategy for a gross sales price of $28,500 and proceeds from the sale were used to repay debt. As of June 30, 2024, all ten properties in our Portfolio Optimization and Deleveraging Strategy had been sold for a total gross sales price of $525,300 and proceeds from the sales were used to repay $517,100 of debt.
Dispositions
The table below summarizes our dispositions for the six months ended June 30, 2024:

Property (1)	Market	Units (unaudited)	Sale Date	Sale Price	Gain on Sale (Loss on Impairment), Net
Villas of Kingwood (2)	Houston, TX	330	2/13/2024	$53,700	$62
Belmar Villas (2)	Denver, CO	318	2/13/2024	74,300	46
Hearthstone at City Center (2)	Denver, CO	360	3/12/2024	74,000	88
Villas at Huffmeister (2)	Houston, TX	294	3/25/2024	44,250	(415)
Westmont Commons	Asheville, NC	252	3/28/2024	49,875	25,856
Reserve at Creekside (2)	Chattanooga, TN	192	4/30/2024	28,500	(152)
		1,746		$324,625	$25,485
(1)Included in the Portfolio Optimization and Deleveraging Strategy.
(2)The gain on sale (loss on impairment), net is exclusive of an aggregate $32,956 impairment charge recognized during the three months ended December 31, 2023, net of $1,105 of defeasance and debt prepayment gains.

Independence Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
June 30, 2024
(Unaudited and dollars in thousands, except share and per share data)

The table below summarizes our property held for sale as of June 30, 2024 and subsequently sold.

Property	Market	Units (Unaudited)	Sale Date	Sale Price
Tapestry Park (1)	Birmingham, AL	354	7/17/2024	$70,800
(1)A loss on impairment of $15,107 was recognized during the three months ended March 31, 2024.
NOTE 4: Investments in Unconsolidated Real Estate
As of June 30, 2024, our investments in unconsolidated real estate entities had aggregate land, building, and construction in progress costs capitalized of $318,110 and aggregate construction debt of $203,789. We do not guarantee any debt, capital payout or other obligations associated with these entities. We recognize earnings or losses from our investments in unconsolidated real estate entities consisting of our proportionate share of the net earnings or losses of the joint ventures. We recognized losses of $850 and $1,679 from equity method investments during the three and six months ended June 30, 2024, respectively, and $1,205 and $1,981, respectively, during the three and six months ended June 30, 2023, and these losses were recorded in loss from investments in unconsolidated real estate entities in our condensed consolidated statements of operations.
The following table summarizes our investments in unconsolidated real estate entities as of June 30, 2024 and December 31, 2023:

				Carrying Value As Of
Investments in Unconsolidated Real Estate Entities	Location	Units (1) (Unaudited)	IRT Ownership Interest	June 30, 2024	December 31, 2023
Metropolis at Innsbrook (2)	Richmond, VA	402	84.8%	$17,127	$18,028
Views of Music City II (3)/ The Crockett (4)	Nashville, TN	408	50.0%	11,805	11,632
Lakeline Station	Austin, TX	378	90.0%	33,225	32,126
The Mustang	Dallas, TX	275	85.0%	28,190	27,258
Total		1,463		$90,347	$89,044
(1)Represents the total number of units after development is complete and each property is placed in service.
(2)The Metropolis at Innsbrook is an operating property consisting of 402 total units (unaudited). We have a call option that gives us the right to buy the property upon the earlier of the date upon which the property achieves 90% occupancy or October 17, 2025. On June 21, 2024, we entered into an agreement with the developer to list the property for sale upon achieving 85% occupancy.
(3)Views of Music City II is an operating property consisting of 209 total units (unaudited). On July 16, 2024, we amended the joint venture agreement to require the property to be listed for sale no later than March 31, 2025, and to provide us with a right of first refusal, on any sale of the property.
(4)The Crockett is an operating property consisting of 199 units (unaudited). On July 16, 2024, we amended the related joint venture agreement for the property, which is expected to result in the return of our invested capital and corresponding preferred return no later than December 31, 2024, while also providing us with a right of first refusal on any sale of The Crockett.

Independence Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
June 30, 2024
(Unaudited and dollars in thousands, except share and per share data)

NOTE 5: Indebtedness
The following tables contain summary information concerning our consolidated indebtedness, including indebtedness secured by real estate held for sale, as of June 30, 2024:

Consolidated Debt:	Outstanding Principal	Unamortized Debt Issuance Costs	Unamortized Loan (Discount)/Premiums	Carrying Amount	Type	Weighted Average Contractual Rate (3)	Weighted Average Hedged Effective Rate (4)	Weighted Average Maturity (in years)
Unsecured revolver (1)	$103,478	$(870)	$—	$102,608	Floating	6.6%	4.8%	1.6
Unsecured term loans	600,000	(2,148)	—	597,852	Floating	6.5%	4.0%	3.0
Secured credit facilities	585,635	(2,108)	19,417	602,944	Fixed	4.2%	4.4%	4.4
Mortgages (2)	935,258	(3,939)	17,836	949,155	Fixed	3.8%	4.0%	3.9
Total Consolidated Debt	$2,224,371	$(9,065)	$37,253	$2,252,559		4.8%	4.1%	3.7
(1)The unsecured revolver total capacity is $500,000, of which $103,478 was outstanding as of June 30, 2024.
(2)Includes indebtedness secured by real estate held for sale of $49,598.
(3)Represents the weighted average of the contractual interest rates in effect as of the three months ended June 30, 2024, without regard to any interest rate swaps or collars.
(4)Represents the weighted average effective interest rates for the three months ended June 30, 2024, including the impact of interest rate swaps and collars, the amortization of hedging costs, and deferred financing costs, but excluding the impact of loan premium amortization, discount accretion, and interest capitalization.
The following table contains summary information concerning our consolidated indebtedness as of June 30, 2024:

	Scheduled maturities on our consolidated indebtedness outstanding as of June 30, 2024
Consolidated Debt:	2024	2025	2026	2027	2028	Thereafter
Unsecured revolver	$—	$—	$103,478	$—	$—	$—
Unsecured term loans	—	—	200,000	—	400,000	—
Secured credit facilities	—	3,065	9,111	10,081	453,937	109,441
Mortgages (1)	17,479	133,855	128,696	13,300	180,852	461,076
Total	$17,479	$136,920	$441,285	$23,381	$1,034,789	$570,517
(1)Includes indebtedness secured by real estate held for sale.

Independence Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
June 30, 2024
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
As of June 30, 2024, we were in compliance with all financial covenants contained in our consolidated indebtedness.
NOTE 6: Derivative Financial Instruments
The following table summarizes the aggregate notional amounts and estimated net fair values of our derivative instruments as of June 30, 2024 and December 31, 2023:

	As of June 30, 2024			As of December 31, 2023
	Notional	Fair Value of Assets	Fair Value of Liabilities	Notional	Fair Value of Assets	Fair Value of Liabilities
Cash flow hedges:
Interest rate swaps	$500,000	$26,626	$—	$500,000	$20,090	$—
Interest rate collars	200,000	7,065	—	250,000	2,700	—
Forward interest rate collars	100,000	4,731	—	200,000	7,147	—
Total	$800,000	$38,422	—	$950,000	$29,937	$—
Effective interest rate swaps and caps are reported in accumulated other comprehensive income, and the fair value of these hedge agreements is recorded as derivative assets or liabilities on the face of our condensed consolidated balance sheets.
For our interest rate swaps and collars that are considered highly effective hedges, we reclassified realized gains of $5,189 and $10,428 to earnings within interest expense for the three and six months ended June 30, 2024, and we expect gains of $17,161 to be reclassified out of accumulated other comprehensive income to earnings over the next 12 months.

Independence Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
June 30, 2024
(Unaudited and dollars in thousands, except share and per share data)

For the three and six months ended June 30, 2023, we reclassified realized gains of $4,749 and $8,126 to earnings within interest expense.
NOTE 7: Stockholders' Equity and Noncontrolling Interests
Stockholders’ Equity
On June 10, 2024, our board of directors declared a dividend of $0.16 per share on our common stock, which was paid on July 19, 2024 to common stockholders of record as of June 28, 2024.
On March 11, 2024, our board of directors declared a dividend of $0.16 per share on our common stock, which was paid on April 19, 2024 to common stockholders of record as of March 29, 2024.
On May 18, 2022, our board of directors authorized a common stock repurchase program (the "Stock Repurchase Program") covering up to $250,000 in shares of our common stock. Under the Stock Repurchase Program, we, in our discretion, may purchase our shares from time to time in the open market or in privately negotiated transactions. The amount and timing of the purchases will depend on a number of factors, including the price and availability of our shares, trading volumes and general market conditions. The Stock Repurchase Program has no time limit and may be suspended or discontinued at any time. During the three and six months ended June 30, 2024, and 2023, we had no repurchases of shares under the Stock Repurchase Program. As of June 30, 2024, we had $250,000 in shares of our common stock remaining authorized for purchase under the Stock Repurchase Program.
On June 14, 2023, we replaced our previous shelf registration statement with our new shelf registration statement. On July 28, 2023, we entered into an equity distribution agreement pursuant to which we may from time to time offer and sell shares of our common stock under our shelf registration statement having an aggregate offering price of up to $450,000 (the “ATM Program”) in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”). Under the ATM Program, we may also enter into one or more forward sale transactions for the sale of shares of our common stock on a forward basis. There were no forward sale transactions as of June 30, 2024, and no shares of our common stock were sold under the ATM Program during the three and six months ended June 30, 2024.
Noncontrolling Interest
During the six months ended June 30, 2024, holders of IROP units exchanged 4,928 units for 4,928 shares of our common stock. As of June 30, 2024, 5,941,643 IROP units held by unaffiliated third parties remain outstanding.
On June 10, 2024, our board of directors declared a dividend of $0.16 per IROP unit, which was paid on July 19, 2024 to IROP unit holders of record as of June 28, 2024.
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
June 30, 2024
(Unaudited and dollars in thousands, except share and per share data)

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

	2024
	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Balance, January 1,	416,735	$18.70
Granted	382,077	14.95
Vested	(218,091)	13.80
Forfeited	(29,138)	16.50
Balance, June 30,(1)	551,583	$18.16

(1)	The outstanding award balances above include 149,334 and 127,989 RSUs as of June 30, 2024 and December 31, 2023, respectively.
On February 26, 2024, our compensation committee awarded 218,379 performance share units (“PSUs”) (measured at target) to our executive officers. The number of PSUs earned will be based on attainment of certain performance criteria over a three-year period, with the actual number of shares issuable ranging between 0% and 150% of the target number of PSUs granted. Half of any PSUs earned will vest, and shares will be issued in respect thereof, immediately following the end of the three-year performance period; the remaining half of any PSUs earned will vest, and shares will be issued in respect thereof, after an additional one-year period of service.
During the six months ended June 30, 2024 and 2023, a portion of the RSUs and PSUs granted were issued to employees who are retirement eligible. The fact that the grantees are retirement eligible resulted in immediate recognition of the associated stock-based compensation expense totaling $2,525 and $2,677, respectively.
NOTE 9: Earnings Per Share
The following table presents a reconciliation of basic and diluted earnings per share for the three and six months ended June 30, 2024 and 2023:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$10,555	$10,988	$28,515	$19,861
Income allocated to noncontrolling interest	(201)	(279)	(585)	(503)
Net income allocable to common shares	$10,354	$10,709	$27,930	$19,358
Weighted-average shares outstanding—Basic	224,793,229	224,422,515	224,710,259	224,325,246
Weighted-average shares outstanding—Diluted	225,418,825	225,073,890	225,403,082	225,088,261
Earnings per share—Basic	$0.05	$0.05	$0.12	$0.09
Earnings per share—Diluted	$0.05	$0.05	$0.12	$0.09
Certain IROP units, RSUs and restricted stocks awards were excluded from the earnings per share computation because their effect would have been anti-dilutive, totaling 6,070,126 and 6,096,634 for the three and six months ended June 30, 2024. Certain IROP units were excluded from the earnings per share computation because their effect would have been anti-dilutive, totaling 5,946,571 and 5,946,571 for the three and six months ended June 30, 2023, respectively.

Independence Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
June 30, 2024
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
This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act. Such forward-looking statements include, but are not limited to, anticipated enhancements to our financial results and future growth from our Portfolio Optimization and Deleveraging Strategy. All statements in this Quarterly Report on Form 10-Q that address financial and operating performance, events or developments that we expect or anticipate will occur or be achieved in the future are forward-looking statements.
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

Overview
Our Company
We are a self-administered and self-managed Maryland corporation that has elected to be taxed as a real estate investment trust (“REIT”). We are primarily engaged in the ownership, operation, management, improvement, and acquisition of multifamily apartment communities in non-gateway markets. As of June 30, 2024, we owned and operated 110 multifamily apartment properties (including one owned through a consolidated joint venture) that contain an aggregate of 32,685 units. Our properties are located in Alabama, Colorado, Florida, Georgia, Indiana, Kentucky, North Carolina, Ohio, Oklahoma, South Carolina, Tennessee and Texas. In addition, as of June 30, 2024, we owned and consolidated two investments in real estate under development in Colorado that will, upon completion, contain an aggregate of 621 units. As of June 30, 2024, we also owned interests in four unconsolidated joint ventures, two that own and operate multifamily apartment communities that contain an aggregate of 810 units and two that are developing multifamily apartment communities that will contain, upon completion, an aggregate of 653 units. We do not have any foreign operations and our business is not seasonal.
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

Property Portfolio (1)
As of June 30, 2024, we owned and consolidated 110 multifamily apartment properties, totaling 32,685 units. Below is a summary of our consolidated property portfolio by market.

(Dollars in thousands, except per unit data)	As of June 30, 2024				For the Three Months Ended June 30, 2024
Market	Number of Properties	Units	Gross Real Estate Assets	Period End Occupancy	Average Effective Monthly Rent per Unit	Net Operating Income	% of NOI
Atlanta, GA	13	5,180	$1,099,186	93.9%	$1,609	$14,632	15.1%
Dallas, TX	14	4,007	873,317	95.6%	1,815	13,213	13.7%
Columbus, OH	10	2,510	377,578	94.4%	1,451	6,633	7.0%
Oklahoma City, OK	8	2,147	332,776	95.4%	1,204	5,362	5.4%
Indianapolis, IN	7	1,979	295,293	97.1%	1,396	5,359	5.5%
Denver, CO (1)(2)	6	1,397	382,238	96.6%	1,736	5,310	5.5%
Tampa-St. Petersburg, FL	5	1,452	317,253	95.0%	1,836	5,212	5.4%
Nashville, TN	5	1,508	373,109	95.7%	1,635	5,024	5.2%
Raleigh - Durham, NC	6	1,690	254,444	95.5%	1,545	4,987	5.2%
Memphis, TN	4	1,383	161,192	94.6%	1,518	4,043	4.2%
Houston, TX	5	1,308	214,215	97.3%	1,431	3,312	3.4%
Huntsville, AL	4	1,051	241,753	96.5%	1,487	3,190	3.3%
Louisville, KY	4	1,150	145,766	96.3%	1,312	2,860	3.0%
Birmingham, AL (3)	2	1,074	219,565	94.7%	1,455	2,786	2.9%
Lexington, KY	3	886	161,833	98.3%	1,353	2,697	2.8%
Charlotte, NC	3	714	189,804	95.9%	1,742	2,588	2.7%
Myrtle Beach, SC - Wilmington, NC	3	628	68,296	95.9%	1,407	1,827	1.9%
Cincinnati, OH	2	542	124,084	98.1%	1,604	1,760	1.8%
Greenville, SC	1	702	125,347	94.2%	1,308	1,620	1.7%
Charleston, SC	2	518	82,009	96.3%	1,697	1,551	1.6%
Orlando, FL	1	297	50,708	93.9%	1,794	902	0.9%
San Antonio, TX	1	306	57,469	96.7%	1,477	873	0.9%
Austin, TX	1	256	59,954	94.5%	1,805	850	0.9%
Total/Weighted Average	110	32,685	$6,207,189	95.5%	$1,554	$96,591	100.0%
(1)Excludes our development properties. See Non-GAAP financial measures for the definition of a development property.
(2)Includes properties in our Fort Collins, CO and Colorado Springs, CO markets.
(3)Includes one property with 354 units that was held for sale as of June 30, 2024.

Current Developments
Portfolio Optimization and Deleveraging Strategy
The Portfolio Optimization and Deleveraging Strategy concluded with the sale of the tenth and final property on April 30, 2024 for a gross sales price of $28.5 million, and proceeds from the sale were used to pay outstanding mortgage debt in the amount of $15.0 million, and $13.3 million in borrowings under our unsecured revolver. The Portfolio Optimization and Deleveraging Strategy resulted in the sale of ten properties for an aggregate gross sales price of $525.3 million and proceeds from the sales were used to repay an aggregate of $517.1 million of debt.
Capital Recycling
Our capital recycling program consists of disposing of assets in markets where we lack scale and/or markets where management believes that growth is slowing.
During the three months ended March 31, 2024, in connection with our capital recycling program, we identified one property in Birmingham, Alabama as held for sale and recognized a loss on impairment of $15.1 million. As of June 30, 2024, this property continued to be held for sale and was subsequently sold on July 17, 2024 for a gross sales price of $70.8 million. We expect to use the proceeds from this 1031 exchange sale to acquire a property in Tampa, Florida during the third quarter 2024.
Investments in Unconsolidated Real Estate Entities
To create another avenue for accretive capital allocation and to increase our options for capital investment, we have partnered with, and may in the future partner with, developers through preferred equity investments and joint venture relationships focused on new multifamily development.
No new investments in unconsolidated real estate entities were entered into during the three and six months ended June 30, 2024. On July 16, 2024, we amended the related joint venture agreement for the property, which is expected to result in the return of our invested capital and corresponding preferred return no later than December 31, 2024, while also providing us with a right of first refusal on any sale of The Crockett. The amendment of the joint venture agreement also converted the right of first offer on the Views of Music City II to a right of first refusal. As of June 30, 2024 and December 31, 2023, we had investments in unconsolidated real estate entities of $90.3 million and $89.0 million, respectively.
Investments in Real Estate Under Development
As part of our merger with Steadfast Apartment REIT, Inc. (the “STAR Merger”), we acquired two land parcels in Denver, Colorado that are being developed into multifamily properties that will contain 621 units, in the aggregate, upon completion. As of June 30, 2024 and December 31, 2023, we had investments in real estate under development of $115.2 million and $98.4 million, respectively, net of $87.1 million and $77.5 million placed in service, respectively.
Value Add
Our value add program provides us with the opportunity to improve long-term growth through targeted unit renovations at communities where there is the potential for outsized rent growth.
We completed renovations on 378 units during the three months ended June 30, 2024. From inception of our value add program in January 2018 through June 30, 2024, we completed renovations on 8,469 of the 13,281 units currently in our value add program, achieving a return on investment of 17.1% (and approximately 19.1% on the interior portion of such renovation costs). We compute return on cost by using the rent premium per unit per month, multiplied by 12, divided by the applicable renovation costs per unit and we compute the rent premium as the difference between the rental rate on the renovated unit (excluding the impact of concessions) and the market rent for a comparable unrenovated unit as of the date presented, as determined by management consistent with its customary rent-setting and evaluation procedures.

Capital Markets
Shelf Registration Statement
On June 14, 2023, we replaced our previous shelf registration statement with our new shelf registration statement. On July 28, 2023, we entered into an equity distribution agreement pursuant to which we may from time to time offer and sell shares of our common stock under our shelf registration statement having an aggregate offering price of up to $450,000 (the “ATM Program”) in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act. Under the ATM Program, we may also enter into one or more forward sale transactions for the sale of shares of our common stock on a forward basis. There were no forward sale transactions as of June 30, 2024, and no shares of our common stock were sold under the ATM Program during the three and six months ended June 30, 2024.
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

Results of Operations
As of June 30, 2024, we owned and consolidated 110 multifamily apartment properties, of which 108 comprised the Same-Store Portfolio.
Three Months Ended June 30, 2024 compared to the Three Months Ended June 30, 2023

	SAME-STORE PORTFOLIO				NON SAME-STORE PORTFOLIO				CONSOLIDATED
(Dollars in thousands)	Three Months Ended June 30,				Three Months Ended June 30,				Three Months Ended June 30,
	2024	2023	Increase (Decrease)	% Change	2024	2023	Increase (Decrease)	% Change	2024	2023	Increase (Decrease)	% Change
Property Data:
Number of properties (1)	108	108	—	—	2	11	(9)	(81.8)%	110	119	(9)	(7.6)%
Number of units (1)	32,153	32,153	—	—	532	3,096	(2,564)	(82.8)%	32,685	35,249	(2,564)	(7.3)%
Average occupancy (1)	95.4%	94.2%	1.2%	—	94.7%	93.3%	1.4%	—	95.3%	94.1%	1.2%	—
Average effective monthly rent, per unit (1)	$1,555	$1,531	$24	1.6%	$1,545	$1,619	$(74)	(4.6)%	$1,554	$1,538	$16	1.0%
Revenue:
Rental and other property revenue	$153,969	$148,645	$5,324	3.6%	$4,135	$14,956	$(10,821)	(72.4)%	$158,104	$163,601	$(5,497)	(3.4)%
Expenses:
Property operating expenses	59,041	56,270	2,771	4.9%	1,842	5,801	(3,959)	(68.2)%	60,883	62,071	(1,188)	(1.9)%
Net Operating Income	$94,928	$92,375	$2,553	2.8%	$2,293	$9,155	$(6,862)	(75.0)%	$97,221	$101,530	$(4,309)	(4.2)%

Other Revenue:
Other revenue									$298	$354	$(56)	(15.8)%
Corporate and other expenses:
Property management expenses									7,666	6,818	848	12.4%
General and administrative expenses									6,244	5,910	334	5.7%
Depreciation and amortization expense									54,127	53,984	143	0.3%
Casualty losses									465	680	(215)	(31.6)%
Interest expense									(17,460)	(22,227)	4,767	(21.4)%
Loss on impairment of real estate assets, net									(152)	—	(152)	100.0%
Other (loss) income, net									—	(72)	72	(100.0)%
Loss from investments in unconsolidated real estate entities									(850)	(1,205)	355	(29.5)%
Net income									$10,555	$10,988	$(433)	(3.9)%
Income allocated to noncontrolling interests									(201)	(279)	78	(28.0)%
Net income available to common shares									$10,354	$10,709	$(355)	(3.3)%
(1)Excludes our development projects. See Non-GAAP Financial Measures for our definition of a development property and our methodology for determining same-store properties.

Revenue
Rental and other property revenue. Revenue from rental and other property revenue of the consolidated portfolio decreased $5.5 million to $158.1 million for the three months ended June 30, 2024 from $163.6 million for the three months ended June 30, 2023. The decrease was primarily attributable to a $10.8 million decrease in non same-store rental and other property revenue driven by the sale of ten properties under the Portfolio Optimization and Deleveraging Strategy, partially offset by an increase in same-store rental and other property revenue of $5.3 million driven by a 1.6% increase in average effective monthly rents and a 1.2% increase in average occupancy compared to the prior year period.

Expenses
Property operating expenses. Property operating expenses decreased $1.2 million to $60.9 million for the three months ended June 30, 2024 from $62.1 million for the three months ended June 30, 2023. The decrease was due to a $4.0 million decrease in property operating expenses due to the sale of ten properties under our Portfolio Optimization and Deleveraging Strategy partially offset by a $2.8 million increase in same-store property operating expense, driven by an increase in repairs and maintenance, advertising expenses, personnel expenses and property insurance.
Property management expenses. Property management expenses increased $0.9 million to $7.7 million for the three months ended June 30, 2024 from $6.8 million for the three months ended June 30, 2023 primarily due to higher personnel costs driven by $0.2 million of employee retention credit benefits realized in the prior year period.
General and administrative expenses. General and administrative expenses increased $0.3 million to $6.2 million for the three months ended June 30, 2024 from $5.9 million for the three months ended June 30, 2023. The increase was primarily due to higher personnel costs compared to the prior year period.
Depreciation and amortization expense. Depreciation and amortization expense increased $0.1 million to $54.1 million for the three months ended June 30, 2024 from $54.0 million for the three months ended June 30, 2023. The increase was primarily due to depreciation expenses driven by capital expenditures related to our value add program partially offset by lower depreciation from sold properties.
Casualty losses. During the three months ended June 30, 2024, we incurred $0.5 million in net casualty losses primarily due to fire damage at two properties where the carrying value of the damage exceeded insurance proceeds due to policy deductibles. During the three months ended June 30, 2023, we incurred $0.7 million in casualty losses due to fires at two properties where the carrying value of the damage exceeded insurance proceeds due to policy deductibles.
Loss from investments in unconsolidated real estate entities. Loss from investments in unconsolidated joint ventures decreased $0.4 million to $0.9 million for the three months ended June 30, 2024, primarily due to the completion of construction activities at two investments in unconsolidated real estate entities and increased occupancies and operating results during the lease-up phase.
Interest expense. Interest expense decreased $4.7 million to $17.5 million for the three months ended June 30, 2024 from $22.2 million for the three months ended June 30, 2023. The decrease was primarily driven by the reduction of debt associated with the sale of ten properties under the Portfolio Optimization and Deleveraging Strategy.

Results of Operations
Six Months Ended June 30, 2024 compared to the Six Months Ended June 30, 2023

	SAME-STORE PORTFOLIO				NON SAME-STORE PORTFOLIO				CONSOLIDATED
(Dollars in thousands)	Six Months Ended June 30,				Six Months Ended June 30,				Six Months Ended June 30,
	2024	2023	Increase (Decrease)	% Change	2024	2023	Increase (Decrease)	% Change	2024	2023	Increase (Decrease)	% Change
Property Data:
Number of properties (1)	108	108	—	—	2	11	(9)	(81.8)%	110	119	(9)	(7.6)%
Number of units (1)	32,153	32,153	—	—	532	3,096	(2,564)	(82.8)%	32,685	35,249	(2,564)	(7.3)%
Average occupancy (1)	94.9%	93.7%	1.2%	—	93.5%	92.9%	0.6%	—	94.9%	93.6%	1.3%	—
Average effective monthly rent, per unit (1)	$1,553	$1,529	$24	1.6%	$1,543	$1,614	$(71)	(4.4)%	$1,553	$1,545	$8	0.5%
Revenue:
Rental and other property revenue	$304,587	$294,346	$10,241	3.5%	$13,849	$30,390	$(16,541)	(54.4)%	$318,436	$324,736	$(6,300)	(1.9)%
Expenses:
Property operating expenses	115,288	109,834	5,454	5.0%	5,566	11,493	(5,927)	(51.6)%	120,854	121,327	(473)	(0.4)%
Net Operating Income	$189,299	$184,512	$4,787	2.6%	$8,283	$18,897	$(10,614)	(56.2)%	$197,582	$203,409	$(5,827)	(2.9)%
Other Revenue:
Other revenue									$501	$594	$(93)	(15.7)%
Corporate and other expenses:
Property management expenses									15,165	13,189	1,976	15.0%
General and administrative expenses									14,624	14,063	561	4.0%
Depreciation and amortization expense									107,850	107,520	330	0.3%
Casualty losses									2,767	831	1,936	233.0%
Interest expense									(38,063)	(44,351)	6,288	(14.2)%
Gain on sale of real estate assets, net									10,378	985	9,393	953.6%
Gain on extinguishment of debt									203	—	203	100.0%
Other (loss) income, net									(1)	21	(22)	(104.8)%
Loss from investments in unconsolidated real estate entities									(1,679)	(1,981)	302	(15.2)%
Restructuring costs									—	(3,213)	3,213	(100.0)%
Net income									$28,515	$19,861	$8,654	43.6%
Income allocated to noncontrolling interests									(585)	(503)	(82)	16.3%
Net income available to common shares									$27,930	$19,358	$8,572	44.3%
(1)Excludes our development projects. See Non-GAAP Financial Measures for our definition of a development property and our methodology for determining same-store properties.

Revenue
Rental and other property revenue. Revenue from rental and other property revenue of the consolidated portfolio decreased $6.3 million to $318.4 million for the six months ended June 30, 2024 from $324.7 million for the six months ended June 30, 2023. The decrease was primarily attributable to a $16.5 million decrease in non same-store rental and other property revenue driven by the sale of ten properties under the Portfolio Optimization and Deleveraging Strategy. This decrease in non same-store rental and other property revenue was partially offset by an increase in same-store rental and other property revenue of $10.2 million driven by a 1.6% increase in average effective monthly rents and a 1.2% increase in average occupancy compared to the prior year period.

Expenses
Property operating expenses. Property operating expenses decreased $0.4 million to $120.9 million for the six months ended June 30, 2024 from $121.3 million for the six months ended June 30, 2023. The decrease was primarily due to the $5.9 million decrease in property operating expenses due to the sale of ten properties under our Portfolio Optimization and Deleveraging Strategy partially offset by a $5.5 million increase in same-store property operating expenses, primarily due to higher property insurance, personnel expenses, and advertising expenses.
Property management expenses. Property management expenses increased $2.0 million to $15.2 million for the six months ended June 30, 2024 from $13.2 million for the six months ended June 30, 2023 primarily due to higher personnel costs driven by $0.4 million of employee retention credit benefits realized in the prior year period and higher software license costs as a result of ongoing centralization efforts.
General and administrative expenses. General and administrative expenses increased $0.5 million to $14.6 million for the six months ended June 30, 2024 from $14.1 million for the six months ended June 30, 2023. The increase was primarily due to higher professional fees compared to the prior year period.
Casualty losses. During the six months ended June 30, 2024, we incurred $2.8 million in casualty losses where the carrying value of the damage exceeded insurance proceeds due to policy deductibles. During the six months ended June 30, 2023, we incurred $0.8 million in casualty losses due to fires at three properties where the carrying value of the damage exceeded insurance proceeds due to policy deductibles.
Interest expense. Interest expense decreased $6.3 million to $38.1 million for the six months ended June 30, 2024 from $44.4 million for the six months ended June 30, 2023 primarily due to the reduction of debt associated with the sale of ten properties under the Portfolio Optimization and Deleveraging Strategy.
Gain on sale of real estate assets, net. During the six months ended June 30, 2024, we sold six multi-family properties and recognized a gain on sale of real estate, net of $10.4 million comprised of a $25.5 million gain on sale of real estate, net, partially offset by a loss on impairment of $15.1 million for one property held for sale as of June 30, 2024, as a result of the carrying value of the real estate exceeding the expected sales price less transaction costs. During the six months ended June 30, 2023, we sold one multi-family property resulting in a gain on sale of real estate, net of $1.0 million.
Restructuring costs. During the six months ended June 30, 204, we incurred no restructuring costs. During the six months ended June 30, 2023, we incurred approximately $3.2 million of severance costs related to the reorganization of certain departments that impacted a limited number of employees.

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
CFFO is a computation made by analysts and investors to measure a real estate company’s operating performance by removing the effect of items that do not reflect ongoing property operations, including depreciation and amortization of other items not included in FFO, and other non-cash or non-operating gains or losses related to items such as casualty (gains) losses, loan premium accretion and discount amortization, debt extinguishment costs, and restructuring costs from the determination of FFO.
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

Set forth below is a reconciliation of net income to FFO and CFFO for the three and six months ended June 30, 2024 and 2023 (in thousands, except share and per share information):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2024		2023		2024		2023
	Amount	Per Share(1)	Amount	Per Share(2)	Amount	Per Share(1)	Amount	Per Share(2)
Net income	$10,555	$0.05	$10,988	$0.05	$28,515	$0.12	$19,861	$0.09
Adjustments:
Real estate depreciation and amortization	53,757	0.23	53,701	0.23	107,149	0.46	106,989	0.46
Our share of real estate depreciation and amortization from investments in unconsolidated real estate entities	598	—	575	—	1,196	0.01	994	—
Loss on impairment (gain on sale) of real estate assets net, excluding prepayment gains	336	—	—	—	(9,273)	(0.04)	(314)	—
FFO	$65,246	$0.28	$65,264	$0.28	$127,587	$0.55	$127,530	$0.55

FFO	$65,246	$0.28	$65,264	$0.28	$127,587	$0.55	$127,530	$0.55
Adjustments:
Other depreciation and amortization	370	—	283	—	701	—	531	—
Casualty losses	465	0.01	680	0.01	2,767	0.01	831	0.01
Loan (premium accretion) discount amortization, net	(2,283)	(0.01)	(2,737)	(0.01)	(4,679)	(0.02)	(5,493)	(0.02)
Prepayment (gains) losses on asset dispositions	(184)	—	—	—	(1,105)	—	(670)	—
Gain on extinguishment of debt	—	—	—	—	(203)	—	—	—
Other expense	—	—	192	—	1	—	234	—
Restructuring costs	—	—	—	—	—	—	3,213	0.01
CFFO	$63,614	$0.28	$63,682	$0.28	$125,069	$0.54	$126,176	$0.55
(1)Based on 230,734,872 and 230,652,876 weighted-average shares and units outstanding for the three and six months ended June 30, 2024, respectively.
(2)Based on 230,369,086 and 230,278,208 weighted-average shares and units outstanding for the three and six months ended June 30, 2023, respectively.
Same-Store Portfolio Net Operating Income
We believe that Net Operating Income (“NOI”), a non-GAAP financial measure, is a useful supplemental measure of our operating performance. We define NOI as total property revenues less total property operating expenses, excluding interest expenses, depreciation and amortization, casualty related costs and gains, property management expenses, general and administrative expense, net gains on sale of assets, and restructuring costs. Other REITs may use different methodologies for calculating NOI, and accordingly, our NOI may not be comparable to other REITs. We believe that this measure provides an operating perspective not immediately apparent from GAAP operating income or net income insofar as the measure reflects only operating income and expense at the property level. We use NOI to evaluate performance on a same-store and non same-store basis because NOI measures the core operations of property performance by excluding corporate level expenses, financing expenses, and other items not related to property operating performance and captures trends in rental housing and property operating expenses. However, NOI should only be used as an alternative measure of our financial performance.
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
Set forth below is a reconciliation of GAAP net income to Same-Store Portfolio NOI for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	% change	2024	2023	% change
Net income	$10,555	$10,988	(3.9)%	$28,515	$19,861	43.6%
Other revenue	(298)	(354)	(15.8)%	(501)	(594)	(15.7)%
Property management expenses	7,666	6,818	12.4%	15,165	13,189	15.0%
General and administrative expenses	6,244	5,910	5.7%	14,624	14,063	4.0%
Depreciation and amortization expense	54,127	53,984	0.3%	107,850	107,520	0.3%
Casualty losses	465	680	(31.6)%	2,767	831	233.0%
Interest expense	17,460	22,227	(21.4)%	38,063	44,351	(14.2)%
Loss on impairment (gain on sale) of real estate assets, net	152	—	100.0%	(10,378)	(985)	953.6%
Gain on extinguishment of debt	—	—	—%	(203)	—	(100.0)%
Other loss (income), net	—	72	(100.0)%	1	(21)	(104.8)%
Loss from investments in unconsolidated real estate entities	850	1,205	(29.5)%	1,679	1,981	(15.2)%
Restructuring costs	—	—	—%	—	3,213	(100.0)%
NOI	97,221	101,530	(4.2)%	197,582	203,409	(2.9)%
Less: Non same-store portfolio NOI	2,293	9,155	(75.0)%	8,283	18,897	(56.2)%
Same-store portfolio (a) NOI	$94,928	$92,375	2.8%	$189,299	$184,512	2.6%
(a)Same-Store Portfolio for the three and six months ended June 30, 2024 and 2023 included 108 properties containing 32,153 units.
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

Set forth below is Same-Store Portfolio (a) NOI for the three and six months ended June 30, 2024 and 2023 (in thousands, except per unit data):

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	% change	2024	2023	% change
Revenue:
Rental and other property revenue	$153,969	$148,645	3.6%	$304,587	$294,346	3.5%
Property Operating Expenses
Real estate taxes	18,626	18,576	0.3%	37,596	37,055	1.5%
Property insurance	4,014	3,600	11.5%	8,164	6,566	24.3%
Personnel expenses	12,806	11,745	9.0%	25,005	22,870	9.3%
Utilities	7,460	7,063	5.6%	15,173	14,416	5.3%
Repairs and maintenance	6,495	5,997	8.3%	11,320	11,443	(1.1)%
Contract services	5,886	5,941	(0.9)%	10,987	11,038	(0.5)%
Advertising expenses	2,065	1,592	29.7%	3,661	2,894	26.5%
Other expenses	1,689	1,756	(3.8)%	3,382	3,552	(4.8)%
Total property operating expenses	59,041	56,270	4.9%	115,288	109,834	5.0%
Same-store portfolio NOI	$94,928	$92,375	2.8%	$189,299	$184,512	2.6%

Same-store portfolio NOI Margin	61.7%	62.1%	(0.4)%	62.1%	62.7%	(0.6)%
Average Occupancy	95.4%	94.2%	1.2%	94.9%	93.7%	1.2%

Average effective monthly rent, per unit	$1,555	$1,531	1.6%	$1,553	$1,529	1.6%
(a)Same-Store Portfolio for the three and six months ended June 30, 2024 and 2023 included 108 properties containing 32,153 units.
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
•the use of our cash and cash equivalents of $21.0 million as of June 30, 2024;
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
Cash Flows
As of June 30, 2024 and 2023, we maintained cash and cash equivalents, and restricted cash of approximately $47.4 million and $42.5 million, respectively. Our cash and cash equivalents were generated from the following activities (dollars in thousands):

	For the Six Months Ended June 30,
	2024	2023
Cash flow provided by operating activities	$127,080	$127,194
Cash flow provided by (used in) investing activities	238,553	(83,959)
Cash flow used in financing activities	(368,967)	(44,740)
Net change in cash and cash equivalents, and restricted cash	(3,334)	(1,505)
Cash and cash equivalents, and restricted cash, beginning of period	50,732	44,017
Cash and cash equivalents, and restricted cash, end of the period	$47,398	$42,512
Our cash inflows from operating activities during the six months ended June 30, 2024 and 2023 were primarily driven by ongoing operations of our properties.
Our cash inflows from investing activities during the six months ended June 30, 2024 were primarily due to $320.6 million of proceeds from the disposition of six properties under our Portfolio Optimization and Deleveraging Strategy and $3.5 million of proceeds from insurance claims, partially offset by $55.7 million of capital expenditures, $26.9 million of investments in real estate under development and $3.0 million of investments in unconsolidated real estate entities. Our cash outflows from investing activities during the six months ended June 30, 2023 were primarily due to $67.2 million of capital expenditures, $21.7 million of investments in unconsolidated real estate entities, and $30.6 million of investments in real estate under development, partially offset by $35.6 million of proceeds from one property disposition.
Our cash outflows from financing activities during the six months ended June 30, 2024 were primarily due to unsecured credit facility and mortgage principal repayments of $422.3 million, payment of dividends on our common stock and noncontrolling interests of $74.0 million, partially offset by $131.0 million of draws on our unsecured revolver. Our cash outflows from financing activities during the six months ended June 30, 2023 were primarily due to payment of dividends on our common stock and noncontrolling interests of $64.7 million partially offset by $27.5 million of net draws on our unsecured revolver.
Contractual Obligations
Our 2023 Annual Report on Form 10-K includes a table of contractual obligations. There were no material changes to these obligations since the filing of our 2023 Annual Report on Form 10-K.
Off-Balance Sheet Arrangements
There were no off-balance sheet arrangements during the six months ended June 30, 2024 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our interests.
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

Item 3.    Quantitative and Qualitative Disclosure About Market Risk.
Our 2023 Annual Report on Form 10-K contains a discussion of qualitative and quantitative market risks. There have been no material changes in quantitative and qualitative market risks during the six months ended June 30, 2024 from the disclosures included in our 2023 Annual Report on Form 10-K.
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
Effective as of June 30, 2024, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation referred to above during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
During the three and six months ended June 30, 2024, holders of IROP units exchanged 0 and 4,928 units, respectively, for 0 and 4,928 shares, respectively, of our common stock. The issuance of these shares upon exchange of the units was exempt from registration under the Securities Act, pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act. As of June 30, 2024, 5,941,643 IROP units held by unaffiliated third parties remained outstanding.
During the three months ended June 30, 2024, we withheld shares of common stock to satisfy employee tax withholding obligations payable upon the vesting of restricted common stock awards as follow:

Period	Total Number of Shares Purchased	Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
Apr 2024	4,721	$15.65	—	$250,000
May 2024	—	—	—	250,000
Jun 2024	—	—	—	250,000
Total	4,721	$15.65	—
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
Item 3.    Defaults Upon Senior Securities.
None.

Item 4.    Mine Safety Disclosures.
None.
Item 5.    Other Information.
During the three and six months ended June 30, 2024, none of the Company's directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act). During the three and six months ended June 30, 2024, the Company did not adopt, terminate or modify a Rule 10b5-1 trading arrangement.
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

101
iXBRL (Inline eXtensible Business Reporting Language). The following materials, formatted in iXBRL: (i) Condensed Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023, (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2024 and 2023, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2024 and 2023, (iv) Condensed Consolidated Statements of Changes in Equity for the three and six months ended June 30, 2024 and 2023, (v) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2024 and 2023 and (vi) notes to the condensed consolidated financial statements as of June 30, 2024.

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

Independence Realty Trust, Inc.

Date: August 1, 2024	By:	/s/ SCOTT F. SCHAEFFER
Scott F. Schaeffer
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: August 1, 2024	By:	/s/ JAMES J. SEBRA
James J. Sebra
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: August 1, 2024	By:	/s/ JASON R. DELOZIER
Jason R. Delozier
Chief Accounting Officer
(Principal Accounting Officer)