Form 10-Q
period 2024-09-30
INDEPENDENCE REALTY TRUST, INC.
filed 2024-10-31
CIK 1466085

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 25, 2024 there were 225,097,396 shares of the Registrant’s common stock issued and outstanding.

INDEPENDENCE REALTY TRUST, INC.

PART I—FINANCIAL INFORMATION
Item 1.    Financial Statements
Independence Realty Trust, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited and dollars in thousands, except share and per share data)

	As of September 30, 2024	As of December 31, 2023
ASSETS:
Investments in real estate:
Investments in real estate, at cost	$6,341,504	$6,259,212
Accumulated depreciation	(715,702)	(582,760)
Investments in real estate, net	5,625,802	5,676,452
Real estate held for sale	—	296,334
Investments in real estate under development	115,221	98,365
Cash and cash equivalents	17,611	22,852
Restricted cash	30,632	27,880
Investments in unconsolidated real estate entities	95,393	89,044
Other assets	43,566	39,245
Derivative assets	18,821	29,937
Intangible assets, net of accumulated amortization of $426 and $332, respectively	1,158	66
Total Assets	$5,948,204	$6,280,175
LIABILITIES AND EQUITY:
Indebtedness, net	$2,286,694	$2,426,788
Indebtedness associated with real estate held for sale	—	122,621
Accounts payable and accrued expenses	119,286	109,074
Accrued interest payable	6,858	7,917
Dividends payable	36,906	36,858
Derivative liabilities	1,779	—
Other liabilities	7,966	9,723
Total Liabilities	2,459,489	2,712,981
Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized, 0 and 0 shares issued and outstanding, respectively	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized, 225,093,090 and 224,706,731 shares issued and outstanding, including 370,550 and 288,250 unvested restricted common share awards, respectively	2,250	2,247
Additional paid-in capital	3,755,311	3,751,942
Accumulated other comprehensive income	13,835	25,513
Accumulated deficit	(416,223)	(348,405)
Total stockholders’ equity	3,355,173	3,431,297
Noncontrolling interests	133,542	135,897
Total Equity	3,488,715	3,567,194
Total Liabilities and Equity	$5,948,204	$6,280,175
The accompanying notes are an integral part of these condensed consolidated financial statements.

Independence Realty Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited and dollars in thousands, except share and per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
REVENUE:
Rental and other property revenue	$159,860	$168,375	$478,296	$493,111
Other revenue	275	232	776	826
Total revenue	160,135	168,607	479,072	493,937
EXPENSES:
Property operating expenses	60,538	63,300	181,393	184,627
Property management expenses	7,379	7,232	22,544	20,421
General and administrative expenses	4,765	3,660	19,389	17,724
Depreciation and amortization expense	55,261	55,546	163,112	163,066
Casualty losses	1,249	35	4,015	866
Total expenses	129,192	129,773	390,453	386,704
Interest expense	(18,308)	(22,033)	(56,371)	(66,383)
Gain on sale (loss on impairment) of real estate assets, net	688	(11,268)	11,066	(10,284)
Gain on extinguishment of debt	—	—	203	—
Other loss	—	(369)	(1)	(348)
Loss from investments in unconsolidated real estate entities	(703)	(1,178)	(2,382)	(3,158)
Restructuring costs	—	—	—	(3,213)
Net income:	12,620	3,986	41,134	23,847
Income allocated to noncontrolling interest	(255)	(56)	(840)	(559)
Net income allocable to common shares	$12,365	$3,930	$40,294	$23,288
Earnings per share:
Basic	$0.05	$0.02	$0.18	$0.10
Diluted	$0.05	$0.02	$0.18	$0.10
Weighted-average shares:
Basic	224,820,656	224,498,374	224,747,327	224,383,590
Diluted	226,058,400	225,140,555	225,530,265	225,103,475
The accompanying notes are an integral part of these condensed consolidated financial statements.

Independence Realty Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited and dollars in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$12,620	$3,986	$41,134	$23,847
Other comprehensive (loss) income:
Change in fair value of interest rate hedges	(15,871)	14,761	3,657	26,681
Realized (gains) losses on interest rate hedges reclassified to earnings	(5,216)	(5,433)	(15,645)	(13,559)
Total other comprehensive (loss) income	(21,087)	9,328	(11,988)	13,122
Comprehensive (loss) income before allocation to noncontrolling interests	(8,467)	13,314	29,146	36,969
Allocation to noncontrolling interests	287	(297)	(530)	(873)
Comprehensive (loss) income	$(8,180)	$13,017	$28,616	$36,096
The accompanying notes are an integral part of these condensed consolidated financial statements.

Independence Realty Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Equity
(Unaudited and dollars in thousands, except share and per share data)

	Common Shares	Par Value Common Shares	Additional Paid In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2023	224,706,731	$2,247	$3,751,942	$25,513	$(348,405)	$3,431,297	$135,897	$3,567,194
Net income	—	—	—	—	17,577	17,577	384	17,961
Common dividends declared ($0.16 per share)	—	—	—	—	(36,187)	(36,187)	—	(36,187)
Other comprehensive income	—	—	—	8,988	—	8,988	236	9,224
Stock compensation	391,667	4	3,456	—	—	3,460	—	3,460
Repurchase of shares related to equity award tax withholding	(32,930)	—	(1,598)	—	—	(1,598)	—	(1,598)
Conversion of noncontrolling interest to common shares	4,928	—	33	—	—	33	(33)	—
Distribution to noncontrolling interest declared ($0.16 per unit)	—	—	—	—	—	—	(951)	(951)
Balance, March 31, 2024	225,070,396	$2,251	$3,753,833	$34,501	$(367,015)	$3,423,570	$135,533	$3,559,103
Net income	—	—	—	—	10,354	10,354	201	10,555
Common dividends declared ($0.16 per share)	—	—	—	—	(35,966)	(35,966)	—	(35,966)
Other comprehensive loss	—	—	—	(121)	—	(121)	(3)	(124)
Stock compensation	56,560	—	1,940	—	—	1,940	—	1,940
Repurchase of shares related to equity award tax withholding	(4,721)	—	(945)	—	—	(945)	—	(945)
Issuance of common shares, net	—	—	(72)	—	—	(72)	—	(72)
Distribution to noncontrolling interest declared ($0.16 per unit)	—	—	—	—	—	—	(951)	(951)
Balance, June 30, 2024	225,122,235	$2,251	$3,754,756	$34,380	$(392,627)	$3,398,760	$134,780	$3,533,540
Net income	—	—	—	—	12,365	12,365	255	12,620
Common dividends declared ($0.16 per share)	—	—	—	—	(35,961)	(35,961)	—	(35,961)
Other comprehensive loss	—	—	—	(20,545)	—	(20,545)	(542)	(21,087)
Stock compensation	(27,600)	(1)	959	—	—	958	—	958
Repurchase of shares related to equity award tax withholding	(1,545)	—	(29)	—	—	(29)	—	(29)
Issuance of common shares, net	—	—	(375)	—	—	(375)	—	(375)
Distribution to noncontrolling interest declared ($0.16 per unit)	—	—	—	—	—	—	(951)	(951)
Balance, September 30, 2024	225,093,090	$2,250	$3,755,311	$13,835	$(416,223)	$3,355,173	$133,542	$3,488,715

Independence Realty Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Equity
(Unaudited and dollars in thousands, except share and per share data)

	Common Shares	Par Value Common Shares	Additional Paid In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2022	224,064,940	$2,241	$3,751,056	$35,102	$(191,735)	$3,596,664	$141,203	$3,737,867
Net income	—	—	—	—	8,648	8,648	224	8,872
Common dividends declared ($0.14 per share)	—	—	—	—	(31,688)	(31,688)	—	(31,688)
Other comprehensive loss	—	—	—	(10,001)	—	(10,001)	(289)	(10,290)
Stock compensation	383,439	4	4,774	—	—	4,778	—	4,778
Repurchase of shares related to equity award tax withholding	(36,109)	—	(3,757)	—	—	(3,757)	—	(3,757)
Conversion of noncontrolling interest to common shares	144,600	1	1,014	—	—	1,015	(1,015)	—
Issuance of common shares, net	—	—	(13)	—	—	(13)	—	(13)
Distribution to noncontrolling interest declared ($0.14 per unit)	—	—	—	—	—	—	(834)	(834)
Balance, March 31, 2023	224,556,870	$2,246	$3,753,074	$25,101	$(214,775)	$3,565,646	$139,289	$3,704,935
Net income	—	—	—	—	10,709	10,709	279	10,988
Common dividends declared ($0.16 per share)	—	—	—	—	(35,906)	(35,906)	—	(35,906)
Other comprehensive income	—	—	—	13,722	—	13,722	363	14,085
Stock compensation	142,206	1	1,784	—	—	1,785	—	1,785
Repurchase of shares related to equity award tax withholding	(1,187)	—	(19)	—	—	(19)	—	(19)
Distribution to noncontrolling interest declared ($0.16 per unit)	—	—	—	—	—	—	(951)	(951)
Balance, June 30, 2023	224,697,889	$2,247	$3,754,839	$38,823	$(239,972)	$3,555,937	$138,980	$3,694,917
Net income	—	—	—	—	3,930	3,930	56	3,986
Common dividends declared ($0.16 per share)	—	—	—	—	(35,940)	(35,940)	—	(35,940)
Other comprehensive income	—	—	—	9,087	—	9,087	241	9,328
Stock compensation	(845)	—	379	—	—	379	—	379
Repurchase of shares related to equity award tax withholding	(1,478)	—	(3,809)	—	—	(3,809)	—	(3,809)
Issuance of common shares, net	—	—	(408)	—	—	(408)	—	(408)
Distributions to noncontrolling interest declared ($0.16 per unit)	—	—	—	—	—	—	(953)	(953)
Recognition of noncontrolling interest upon consolidation of former unconsolidated real estate entity	—	—	—	—	—	—	256	256
Balance, September 30, 2023	224,695,566	$2,247	$3,751,001	$47,910	$(271,982)	$3,529,176	$138,580	$3,667,756
The accompanying notes are an integral part of these condensed consolidated financial statements

Independence Realty Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited and dollars in thousands)

	For the Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net income	$41,134	$23,847
Adjustments to reconcile net income to cash flow from operating activities:
Depreciation and amortization	163,112	163,066
Accretion of loan discounts and premiums, net	(6,918)	(8,239)
Amortization of deferred financing costs, net	2,070	2,534
Stock compensation expense	6,128	6,781
(Gain on sale) loss on impairment of real estate assets, net	(11,066)	10,284
Gain on extinguishment of debt	(203)	—
Amortization related to derivative instruments	907	973
Non-cash casualty losses	3,299	866
Equity in loss from investments in unconsolidated real estate entities	2,382	3,158
Other loss	1	1,261
Changes in assets and liabilities:
Other assets	(10,753)	(9,276)
Accounts payable and accrued expenses	8,404	9,352
Accrued interest payable	(1,059)	279
Other liabilities	(1,119)	(1,894)
Cash flow provided by operating activities	196,319	202,992
Cash flows from investing activities:
Acquisition of real estate properties	(81,220)	—
Cash, cash equivalents and restricted cash acquired in consolidation of unconsolidated joint venture	—	2,145
Investments in unconsolidated real estate entities	(8,881)	(23,221)
Return of investment in unconsolidated real estate entities	150	—
Proceeds from dispositions of real estate properties, net	390,817	35,557
Capital expenditures	(92,057)	(111,872)
Real estate development expenditures	(41,894)	(48,491)
Proceeds from insurance claims	4,028	3,265
Cash flow provided by (used in) investing activities	170,943	(142,617)
Cash flows from financing activities:
Proceeds from unsecured credit facility and term loans	239,000	185,000
Unsecured credit facility, secured credit facility and term loan repayments	(282,652)	(127,513)
Mortgage principal repayments and payoffs	(211,064)	(6,067)
Costs associated with debt payoffs	(663)	—
Payments for deferred financing costs	(437)	(60)
Distributions on common stock	(108,064)	(98,965)
Distributions to noncontrolling interests	(2,852)	(2,639)
Repurchase of shares related to equity award tax withholding	(2,572)	(4,739)
Costs from issuance of common stock, net	(447)	(421)
Cash flow used in financing activities	(369,751)	(55,404)
Net change in cash and cash equivalents, and restricted cash	(2,489)	4,971
Cash and cash equivalents, and restricted cash, beginning of period	50,732	44,017
Cash and cash equivalents, and restricted cash, end of the period	$48,243	$48,988

Reconciliation of cash, cash equivalents, and restricted cash to the Condensed Consolidated Balance Sheets
Cash and cash equivalents	$17,611	$17,216
Restricted cash	30,632	31,772
Total cash, cash equivalents, and restricted cash, end of period	$48,243	$48,988

The accompanying notes are an integral part of these condensed consolidated financial statements

Independence Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
September 30, 2024
(Unaudited and dollars in thousands, except share and per share data)

NOTE 1: Organization
Independence Realty Trust, Inc. (“IRT”), is a self-administered and self-managed Maryland real estate investment trust (“REIT”) which was formed on March 26, 2009. We are primarily engaged in the ownership, operation, management, improvement, and acquisition of multifamily apartment communities in non-gateway markets. As of September 30, 2024, we owned and operated 110 (unaudited) multifamily apartment properties (including one owned through a consolidated joint venture) that contain an aggregate of 32,670 (unaudited) units across non-gateway U.S. markets, including Atlanta, Columbus, Dallas, Denver, Houston, Indianapolis, Nashville, Oklahoma City, Raleigh-Durham, and Tampa. In addition, as of September 30, 2024, we owned two investments in real estate under development in Denver, Colorado that will, upon completion, contain an aggregate of 621 (unaudited) units. As of September 30, 2024, we also owned interests in four unconsolidated joint ventures, two of which own and operate multifamily apartment communities that contain an aggregate of 810 (unaudited) units and two of which are developing multifamily apartment properties that will, upon completion, contain an aggregate of 653 (unaudited) units. We own all of our assets and conduct substantially all of our operations through Independence Realty Operating Partnership, LP, a Delaware limited partnership (“IROP”), of which we are the sole general partner.
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
September 30, 2024
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
e. Restricted Cash
Restricted cash includes escrows of our funds held by lenders to fund certain expenditures, such as real estate taxes and insurance, or to be released at our discretion upon the occurrence of certain pre-specified events. As of September 30, 2024 and December 31, 2023, we had $30,632 and $27,880, respectively, of restricted cash.
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
The aggregate value of in-place leases is determined by evaluating various factors, including the terms of the leases that are in place and assumed lease-up periods. The value assigned to these intangible assets is amortized over the assumed lease up period, typically six months. During the three and nine months ended September 30, 2024 and 2023, we acquired in-place leases with a value of $1,584 related to our acquisitions that are discussed further in Note 3: Investments in Real Estate. For each of the three and nine months ended September 30, 2024, we recorded $426 and $492, respectively, of amortization for intangible assets. For the three and nine months ended September 30, 2023, we recorded $133 and $532, respectively, of amortization for intangible assets. For the three and nine months ended September 30, 2024, we wrote-off fully amortized intangible assets of $0 and $398, respectively. For the three and nine months ended September 30, 2023, we wrote-off fully amortized intangible assets of $0 and $1,099, respectively. As of September 30, 2024, we expect to record additional amortization expense on current in-place intangible assets of $792 for the remainder of 2024.
Business Combinations
For properties we acquire or transactions we enter into that are accounted for as business combinations, we apply the acquisition method of accounting under ASC 805, which requires the identification of the acquiror, the determination of

Independence Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
September 30, 2024
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
We review our long-lived assets on an ongoing basis and evaluate the recoverability of the carrying value when there is an indicator of impairment. An impairment charge is recognized when it is determined that the carrying value of the asset exceeds the fair value. The estimated cash flows and estimated fair value used in the impairment analysis are determined based on our plans for the respective assets, including the expected hold period, and our assessment of market and economic conditions. The estimates consider matters such as current and historical rental rates and collection levels, occupancies for the respective and/or comparable properties, and recent sales data for comparable properties. Changes in our plans or views of market and economic conditions may result in adjustments to estimated future cash flows, which could lead to recognition of impairment losses. These losses, as guided by the applicable accounting standards, could be significant. For each of the three and nine months ended September 30, 2024, we recorded impairment charges of $0 and $15,107, respectively, on account of real estate classified as held for sale and sold properties. We recorded impairment charges of $11,268, for each of the three and nine months September 30, 2023, on account of real estate classified as held for sale.
Depreciation Expense
Depreciation expense for real estate assets is computed using a straight-line method based on a life of 40 years for buildings and improvements and five to ten years for furniture, fixtures, and equipment. For the three and nine months ended September 30, 2024, we recorded $54,453 and $161,533 of depreciation expense, respectively. For the three and nine months ended September 30, 2023, we recorded $55,083 and $161,670 of depreciation expense, respectively. During the three and nine months ended September 30, 2024, we wrote-off fully depreciated fixed assets of $6,893 and $22,496, respectively. During the three and nine months ended September 30, 2023, we wrote-off fully depreciated fixed assets of $7,563 and $15,596, respectively.
Casualty Related Costs
Occasionally, we incur losses at our communities from wind storms, floods, fires and similar hazards. Sometimes, a portion of these losses are not fully covered by our insurance policies due to deductibles. In these cases, we estimate the carrying value of the damaged property and record a casualty loss for the difference between the estimated carrying value and the insurance proceeds. Any amount of insurance recovery in excess of the amount of the losses incurred is considered a gain contingency and is recorded in casualty losses (gains), net when the proceeds are received. During the three and nine months ended September 30, 2024, we recorded $1,249 and $4,015 of net casualty losses, respectively. During the three and nine months ended September 30, 2023, we recorded $35 and $866 of net casualty losses, respectively.
g. Investments in Real Estate Under Development
We capitalize direct and indirect project costs incurred during the development period such as construction, insurance, architectural, legal, interest costs, and real estate taxes. At such time as the development is considered substantially complete, the capitalization of certain indirect costs such as real estate taxes, interest costs, and all project-related costs in real estate under development are reclassified to investments in real estate. For the three and nine months ended September 30, 2024, we recorded $1,868 and $5,209, respectively, of capitalized interest expense on our investments in real estate under development. For the three and nine months ended September 30, 2023, we recorded $1,926 and $5,094, respectively, of capitalized interest expense on our investments in real estate under development.

Independence Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
September 30, 2024
(Unaudited and dollars in thousands, except share and per share data)

As of September 30, 2024 and December 31, 2023, the carrying value of our two investments in real estate under development in Denver, Colorado totaled $115,221 and $98,365, respectively, net of $102,226 and $77,520 placed in service, respectively, and was recorded as a separate line item in our condensed consolidated balance sheets.
h. Investments in Unconsolidated Real Estate Entities
We have entered into joint ventures with unrelated third parties to acquire, develop, own, operate, and manage real estate assets. Our joint ventures are funded with a combination of debt and equity. We will consolidate entities that we control as well as any variable interest entity ("VIE") where we are the primary beneficiary. Under the VIE model, we consolidate an entity when we have the ability to direct the activities of the VIE and the obligations to absorb losses or the right to receive benefits that could potentially be significant to the VIE. Under the voting model, we consolidate an entity when we control the entity through ownership of a majority voting interest. We separately analyzed the initial accounting for each of our four investments in unconsolidated real estate entities and concluded that each investment is a voting interest entity. Our equity interest varies for each of our four investments in unconsolidated real estate entities between 50% to 90% but, in each case, we share control of the major decisions that most significantly impact the joint ventures with our partners. Since we do not control the joint venture through our ownership interest, they are accounted for under the equity method of accounting, and are included in investments in unconsolidated real estate entities on the condensed consolidated balance sheets. Under the equity method of accounting, the investments are carried at cost plus our share of net earnings or losses. For the three and nine months ended September 30, 2024, we recorded $1,155 and $3,617, respectively, of capitalized interest expense on our investments in unconsolidated real estate entities in our condensed consolidated balance sheets. For the three and nine months ended September 30, 2023, we recorded $1,176 and $3,271, respectively, of capitalized interest expense on our investments in unconsolidated real estate entities in our condensed consolidated balance sheets.
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
September 30, 2024
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
FASB ASC Topic 825, “Financial Instruments” requires disclosure of the fair value of financial instruments for which it is practicable to estimate that value. Given that cash and cash equivalents and restricted cash are short term in nature with limited fair value volatility, the carrying amount is deemed to be a reasonable approximation of fair value and the fair value input is classified as a Level 1 fair value measurement. The fair value input for derivatives is classified as a Level 2 fair value measurement within the fair value hierarchy. The fair value of our unsecured credit facility, term loans, and mortgage indebtedness is based on a discounted cash flows valuation technique. As this technique utilizes current credit spreads, which are generally unobservable, this is classified as a Level 3 fair value measurement within the fair value hierarchy. We determine appropriate credit spreads based on the type of debt and its maturity. There were no transfers between levels in the fair value hierarchy for the nine months ended September 30, 2024. The following table summarizes the carrying amount and the fair value of our financial instruments as of the periods indicated:

Independence Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
September 30, 2024
(Unaudited and dollars in thousands, except share and per share data)

	As of September 30, 2024		As of December 31, 2023
Financial Instrument	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Cash and cash equivalents	$17,611	$17,611	$22,852	$22,852
Restricted cash	30,632	30,632	27,880	27,880
Derivative assets	18,821	18,821	29,937	29,937

Liabilities
Debt:
Unsecured Revolver	190,675	191,550	233,362	235,607
Unsecured Term loans	598,008	598,606	597,544	602,589
Secured credit facilities	602,018	567,361	606,099	554,198
Mortgages	896,151	851,482	1,112,404	1,029,028
Derivative liabilities	1,779	1,779	—	—
In addition to assets and liabilities that are recorded at fair value on a recurring basis, we record assets and liabilities at fair value on a nonrecurring basis as required by U.S. GAAP. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges. As discussed further in Note 3 “Investments in Real Estate”, we recognized an impairment charge of $15,107 during the nine months ended September 30, 2024 for a property that was sold as of September 30, 2024. The impairment charge was determined by comparing the fair value of the property to its carrying value. The fair value was based on executed purchase and sale agreements and was determined to be a Level 3 fair value measurement within the fair value hierarchy.
l. Deferred Financing Costs
Costs incurred in connection with debt financing are deferred and classified within indebtedness and charged to interest expense over the terms of the related debt agreements, under the effective interest method.
m. Office Leases
In accordance with FASB ASC Topic 842, “Leases”, lessees are required to recognize a right-of-use asset and a lease liability on the balance sheet at the lease commencement date for all leases, except those leases with terms of less than a year. We lease corporate office space under leases with terms of up to 10 years and that may include extension options, but that do not include any residual value guarantees or restrictive covenants. As of September 30, 2024 and December 31, 2023, we had $1,982 and $2,408, respectively, of operating lease right-of-use assets and $2,240 and $2,701, respectively, of operating lease liabilities related to our corporate office leases. The operating lease right-of-use assets are presented within other assets and the operating lease liabilities are presented within other liabilities in our condensed consolidated balance sheets. During the three and nine months ended September 30, 2024, we recorded $128 and $537, respectively, of total operating lease expense which is recorded within property management expense and general and administrative expenses in our condensed consolidated statements of operations. During the three and nine months ended September 30, 2023, we recorded $219 and $631, respectively, of total operating lease expense which was recorded within property management expenses and general and administrative expenses in our condensed consolidated statements of operations.
n. Income Taxes
We have elected to be taxed as a REIT. Accordingly, we recorded no income tax expense for the three and nine months ended September 30, 2024 and 2023.

Independence Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
September 30, 2024
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
o. Restructuring Costs
During the three months ended March 31, 2023, we reorganized certain departments in our organization impacting a limited number of employees. The impacted employees were provided severance packages that included cash severance payments and the accelerated vesting of performance share units and restricted stock awards, as applicable. In accordance with ASC 712 “Compensation – Nonretirement Postemployment Benefits”, we recognized the full amount of restructuring costs of $3,213 during the three months ended March 31, 2023, which is presented in the restructuring costs line on the condensed consolidated statement of operations. No restructuring costs were recognized during the three and nine months ended September 30, 2024.
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
In December 2022, the FASB issued ASU 2022-06, Deferral of the Sunset Date of Topic 848 (“ASU 2022-06”) which was issued to defer the sunset date of Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform to December 31, 2024. ASU 2022-06 is effective immediately for all companies. ASU 2022-06 has no impact on the Company’s condensed consolidated financial statements for the three and nine months ended September 30, 2024.
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
September 30, 2024
(Unaudited and dollars in thousands, except share and per share data)

NOTE 3: Investments in Real Estate
As of September 30, 2024, our investments in real estate consisted of 110 operating apartment properties (unaudited), including one owned through a consolidated joint venture that contain an aggregate of 32,670 units (unaudited). The following table summarizes our investments in real estate:

	As of September 30, 2024	As of December 31, 2023	Depreciable Lives (In years)
Land	$552,008	$540,950	—
Building	5,311,757	5,288,956	40
Furniture, fixtures and equipment	477,739	429,306	5-10
Total investments in real estate	$6,341,504	$6,259,212
Accumulated depreciation	(715,702)	(582,760)
Investments in real estate, net	$5,625,802	$5,676,452
Acquisitions
The table below summarizes our acquisitions for the nine months ended September 30, 2024:

Property Name	Date of Purchase	Market	Units (unaudited)	Purchase Price
Gateway at Pinellas	8/13/2024	Tampa-St. Petersburg, FL	288	$82,000
The following table summarizes the relative fair value of the assets and liabilities associated with acquisitions during the nine months ended September 30, 2024, on the date of acquisition accounted for under FASB ASC Topic 805-50-15-3.

Fair Value of Assets Acquired During the Nine Months Ended September 30, 2024
Assets acquired:
Investments in real estate	$80,551
Other assets	88
Intangible assets	1,584
Total assets acquired	82,223
Liabilities assumed:
Accounts payable and accrued expenses	858
Other liabilities	145
Total liabilities assumed	1,003
Estimated fair value of net assets acquired	$81,220

Independence Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
September 30, 2024
(Unaudited and dollars in thousands, except share and per share data)

Dispositions
The table below summarizes our dispositions for the nine months ended September 30, 2024:

Property	Market	Units (unaudited)	Sale Date	Sale Price	Gain on Sale (Loss on Impairment), Net
Villas of Kingwood (1)	Houston, TX	330	2/13/2024	$53,700	$62
Belmar Villas (1)	Denver, CO	318	2/13/2024	74,300	46
Hearthstone at City Center (1)	Denver, CO	360	3/12/2024	74,000	88
Villas at Huffmeister (1)	Houston, TX	294	3/25/2024	44,250	(415)
Westmont Commons	Asheville, NC	252	3/28/2024	49,875	25,856
Reserve at Creekside (1)	Chattanooga, TN	192	4/30/2024	28,500	(152)
Tapestry Park (2)	Birmingham, AL	354	7/17/2024	70,800	(14,419)
		2,100		$395,425	$11,066
(1)The gain on sale (loss on impairment), net is exclusive of an aggregate $32,956 impairment charge recognized during the three months ended December 31, 2023, net of $1,105 of defeasance and debt prepayment gains.
(2) A loss on impairment of $15,107 was recognized during the three months ended March 31, 2024.
NOTE 4: Investments in Unconsolidated Real Estate
As of September 30, 2024, our investments in unconsolidated real estate entities had aggregate land, building, and construction in progress costs capitalized of $336,440 and aggregate construction debt of $216,554. We do not guarantee any debt, capital payout or other obligations associated with these entities. We recognize earnings or losses from our investments in unconsolidated real estate entities consisting of our proportionate share of the net earnings or losses of the joint ventures. We recognized losses of $703 and $2,382 from equity method investments during the three and nine months ended September 30, 2024, respectively, and $1,178 and $3,158, respectively, during the three and nine months ended September 30, 2023, and these losses were recorded in loss from investments in unconsolidated real estate entities in our condensed consolidated statements of operations.
The following table summarizes our investments in unconsolidated real estate entities as of September 30, 2024 and December 31, 2023:

				Carrying Value As Of
Investments in Unconsolidated Real Estate Entities	Location	Units (1) (Unaudited)	IRT Ownership Interest	September 30, 2024	December 31, 2023
Metropolis at Innsbrook (2)	Richmond, VA	402	84.8%	$21,081	$18,028
Views of Music City II (3)/ The Crockett (4)	Nashville, TN	408	50.0%	11,846	11,632
Lakeline Station	Austin, TX	378	90.0%	33,794	32,126
The Mustang	Dallas, TX	275	85.0%	28,672	27,258
Total		1,463		$95,393	$89,044
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
September 30, 2024
(Unaudited and dollars in thousands, except share and per share data)

(4)The Crockett is an operating property consisting of 199 units (unaudited). On July 16, 2024, we amended the joint venture agreement governing the entity that owns this property, which resulted in the return of our invested capital in the amount of $5,541 and preferred return in the amount of $2,964, net, thereon on October 17, 2024, while also providing us with a right of first refusal on any sale of The Crockett.
NOTE 5: Indebtedness
Private Placement of $150 million of Unsecured Notes
On August 19, 2024, we entered into a Note and Guaranty Agreement granting us the right to sell up to $150,000 of unsecured notes (the “Private Placement”), consisting of $75,000 aggregate principal amount of unsecured notes due October 1, 2031 and $75,000 aggregate principal amount of unsecured notes due October 1, 2034, to an institutional investor in a Private Placement at fixed annual interest rates of 5.32% and 5.53%, respectively. On October 1, 2024, the Private Placement was funded with proceeds to be used to repay approximately $132,000 of property mortgages maturing in late 2024 and early 2025, with the remaining $18,000 to reduce the borrowings under our unsecured credit facility.
The following tables contain summary information concerning our consolidated indebtedness, as of September 30, 2024:

Consolidated Debt:	Outstanding Principal	Unamortized Debt Issuance Costs	Unamortized Loan (Discount)/Premiums	Carrying Amount	Type	Weighted Average Contractual Rate (2)	Weighted Average Hedged Effective Rate (3)	Weighted Average Maturity (in years)
Unsecured revolver (1)	$191,478	$(803)	$—	$190,675	Floating	6.6%	4.8%	1.3
Unsecured term loans	600,000	(1,992)	—	598,008	Floating	6.5%	4.0%	2.8
Secured credit facilities	585,635	(1,847)	18,230	602,018	Fixed	4.2%	4.4%	4.2
Mortgages	883,869	(3,458)	15,740	896,151	Fixed	3.8%	4.0%	3.6
Private placement notes (4)	—	(158)	—	(158)		—	—	—
Total Consolidated Debt	$2,260,982	$(8,258)	$33,970	$2,286,694		4.9%	4.2%	3.3
(1)The unsecured revolver total capacity is $500,000, of which $191,478 was outstanding as of September 30, 2024.
(2)Represents the weighted average of the contractual interest rates in effect as of the three months ended September 30, 2024, without regard to any interest rate swaps or collars.
(3)Represents the weighted average effective interest rates for the three months ended September 30, 2024, including the impact of interest rate swaps and collars, the amortization of hedging costs, and deferred financing costs, but excluding the impact of loan premium amortization, discount accretion, and interest capitalization.
(4)Represents the unamortized debt issuance costs associated with the Private Placement described above.

Independence Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
September 30, 2024
(Unaudited and dollars in thousands, except share and per share data)

The following table contains summary information concerning our consolidated indebtedness as of September 30, 2024:

	Scheduled maturities on our consolidated indebtedness outstanding as of September 30, 2024
Consolidated Debt:	2024	2025	2026	2027	2028	Thereafter
Unsecured revolver	$—	$—	$191,478	$—	$—	$—
Unsecured term loans	—	—	200,000	—	400,000	—
Secured credit facilities	—	3,065	9,111	10,081	453,937	109,441
Mortgages	14,694	132,964	127,772	12,341	179,861	416,237
Total	$14,694	$136,029	$528,361	$22,422	$1,033,798	$525,678
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
As of September 30, 2024, we were in compliance with all financial covenants contained in our consolidated indebtedness.

Independence Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
September 30, 2024
(Unaudited and dollars in thousands, except share and per share data)

NOTE 6: Derivative Financial Instruments
The following table summarizes the aggregate notional amounts and estimated net fair values of our derivative instruments as of September 30, 2024 and December 31, 2023:

	As of September 30, 2024			As of December 31, 2023
	Notional	Fair Value of Assets	Fair Value of Liabilities	Notional	Fair Value of Assets	Fair Value of Liabilities
Cash flow hedges:
Interest rate swaps	$500,000	$12,796	$1,779	$500,000	$20,090	$—
Interest rate collars	200,000	3,355	—	250,000	2,700	—
Forward interest rate collars	100,000	2,670	—	200,000	7,147	—
Total	$800,000	$18,821	1,779	$950,000	$29,937	$—
Effective interest rate swaps and caps are reported in accumulated other comprehensive income, and the fair value of these hedge agreements is recorded as derivative assets or liabilities on the face of our condensed consolidated balance sheets.
For our interest rate swaps and collars that are considered highly effective hedges, we reclassified realized gains of $5,216 and $15,645 to earnings within interest expense for the three and nine months ended September 30, 2024, and we expect gains of $9,449 to be reclassified out of accumulated other comprehensive income to earnings over the next 12 months. For the three and nine months ended September 30, 2023, we reclassified realized gains of $5,433 and $13,559 to earnings within interest expense.
NOTE 7: Stockholders' Equity and Noncontrolling Interests
Stockholders’ Equity
On September 17, 2024, our board of directors declared a dividend of $0.16 per share on our common stock, which was paid on October 18, 2024 to common stockholders of record as of September 30, 2024.
On June 10, 2024, our board of directors declared a dividend of $0.16 per share on our common stock, which was paid on July 19, 2024 to common stockholders of record as of June 28, 2024.
On March 11, 2024, our board of directors declared a dividend of $0.16 per share on our common stock, which was paid on April 19, 2024 to common stockholders of record as of March 29, 2024.
On September 3, 2024, we entered into an underwriting agreement with Citigroup Global Markets Inc., KeyBanc Capital Markets Inc. and RBC Capital Markets LLC as representatives of the several underwriters named therein, (collectively, the “Underwriters”), and Citigroup Global Markets Inc. in its capacity as agent (in such capacity, the “Forward Seller”) for Citibank, N.A., as forward counterparty (the “Forward Counterparty”) and the Forward Counterparty related to the offering of an aggregate of 11,500,000 shares of our common stock, par value $0.01 per share, at a price of $18.96 per share consisting of 11,500,000 shares of our common stock offered by the Forward Seller in connection with the forward sale agreements described below (including 1,500,000 shares offered pursuant to the Underwriter’s option to purchase additional shares, which was exercised in full). We did not initially receive any proceeds from the sale of common stock by the Forward Seller. We completed the offering on September 5, 2024.
In connection with the offering, we also entered into two forward sale agreements. The first forward sale agreement (the “Initial Forward Sale Agreement”), dated September 3, 2024, with the Forward Seller and Forward Counterparty, and the second forward sale agreement (the “Additional Forward Sale Agreement”, together with the Initial Forward Sale Agreement, the “Forward Sale Agreements”), dated September 4, 2024, with the Forward Seller and the Forward Counterparty. In connection with the Forward Sale Agreements, the Forward Seller (or its affiliate) borrowed from third parties and sold to the Underwriters an aggregate of 11,500,000 shares of our common stock that was sold in the

Independence Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
September 30, 2024
(Unaudited and dollars in thousands, except share and per share data)

offering. As of September 30, 2024, 11,500,000 shares of our common stock remain to be settled under the Forward Sale Agreements, which if physically settled would provide additional proceeds to us of $216,849 based on the forward price as of September 30, 2024. We expect to physically settle the Forward Sale Agreements and receive proceeds, subject to certain adjustments, from the sale of those shares upon one or more such physical settlements within approximately twelve months from the date of the prospectus supplement, no later than September 5, 2025, the scheduled maturity date of the Forward Sale Agreements. Although we expect to settle the Forward Sale Agreements entirely by the physical delivery of shares of our common stock for cash proceeds, we may also elect to cash or net share settle all or a portion of our obligations under the Forward Sale Agreements, in which case, we may receive or owe cash or shares of our common stock from or to the Forward Seller. The Forward Sale Agreements provide for an initial forward sale price of $18.96 per share, subject to certain adjustments pursuant to the terms of each of the Forward Sale Agreements. The Forward Sale Agreements are subject to early termination or settlement under certain circumstances.
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
During the three months ended September 30, 2024, we entered into forward sale transactions under the ATM Program for the forward sale of an aggregate 1,500,000 shares of our common stock. The forward sale transactions have not yet settled as of the date of this Quarterly Report on Form 10-Q and we have not received any net proceeds from the offering as of the date of this Quarterly Report on Form 10-Q. Subject to our right to elect net share settlement, we expect to physically settle the forward sale transactions by the maturity date of September 30, 2025 as set forth in the forward sale transactions placement notice. As of September 30, 2024, 1,500,000 shares of our common stock remain to be settled under the forward sale transaction, which if physically settled would provide additional proceeds to us of $29,074, net of sales commissions, based on the forward price as of September 30, 2024, subject to adjustment in accordance with the forward sale transactions. As of September 30, 2024, approximately $420,400 remained available for issuance under the ATM Program.
We evaluated the accounting for forward sale agreements under FASB ASC Topic 480 “Distinguishing Liabilities from Equity” and FASB ASC Topic 815 “Derivatives and Hedging”. As the Forward Sale Agreements are considered indexed to our own equity and since they meet the equity classification conditions in ASC 815, the Forward Sale Agreements have been classified as equity.
On May 18, 2022, our board of directors authorized a common stock repurchase program (the "Stock Repurchase Program") covering up to $250,000 in shares of our common stock. Under the Stock Repurchase Program, we, in our discretion, may purchase our shares from time to time in the open market or in privately negotiated transactions. The amount and timing of the purchases will depend on a number of factors, including the price and availability of our shares, trading volumes and general market conditions. The Stock Repurchase Program has no time limit and may be suspended or discontinued at any time. During the three and nine months ended September 30, 2024, and 2023, we had no repurchases of shares under the Stock Repurchase Program. As of September 30, 2024, we had $250,000 in shares of our common stock remaining authorized for purchase under the Stock Repurchase Program.
Noncontrolling Interest
During the nine months ended September 30, 2024, holders of IROP units exchanged 4,928 units for 4,928 shares of our common stock. As of September 30, 2024, 5,941,643 IROP units held by unaffiliated third parties remain outstanding.
On September 17, 2024, our board of directors declared a dividend of $0.16 per IROP unit, which was paid on October 18, 2024 to IROP unit holders of record as of September 30, 2024.

Independence Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
September 30, 2024
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

	2024
	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Balance, January 1,	416,735	$18.70
Granted	391,105	15.03
Vested	(222,624)	13.91
Forfeited	(65,332)	16.30
Balance, September 30,(1)	519,884	$18.30

(1)	The outstanding award balances above include 149,334 and 127,989 RSUs as of September 30, 2024 and December 31, 2023, respectively.
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
During the nine months ended September 30, 2024 and 2023, a portion of the RSUs and PSUs granted were issued to employees who are retirement eligible. The fact that the grantees are retirement eligible resulted in immediate recognition of the associated stock-based compensation expense totaling $2,525 and $2,677, respectively.

Independence Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
September 30, 2024
(Unaudited and dollars in thousands, except share and per share data)

NOTE 9: Earnings Per Share
The following table presents a reconciliation of basic and diluted earnings per share for the three and nine months ended September 30, 2024 and 2023:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$12,620	$3,986	$41,134	$23,847
Income allocated to noncontrolling interest	(255)	(56)	(840)	(559)
Income allocable to common shares	$12,365	$3,930	$40,294	$23,288
Weighted-average shares outstanding—Basic	224,820,656	224,498,374	224,747,327	224,383,590
Weighted-average shares outstanding—Diluted	226,058,400	225,140,555	225,530,265	225,103,475
Earnings per share—Basic	$0.05	$0.02	$0.18	$0.10
Earnings per share—Diluted	$0.05	$0.02	$0.18	$0.10
Certain IROP units and RSUs were excluded from the earnings per share computation because their effect would have been anti-dilutive, totaling 5,941,643for the three months ended September 30, 2024. Certain shares of our common stock offered under the Forward Sale Agreements, IROP units, and RSUs were excluded from the earnings per share computation because their effect would have been anti-dilutive, totaling 18,949,573 for the nine months ended September 30, 2024. Certain IROP units, PSUs, RSUs and restricted stock awards were excluded from the earnings per share computation because their effect would have been anti-dilutive, totaling 6,588,751 and 6,666,456 for the three and nine months ended September 30, 2023, respectively.
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
This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act. Such forward-looking statements include, but are not limited to, anticipated enhancements to our financial results and future growth from our Portfolio Optimization and Deleveraging Strategy, our planned use of proceeds from our recent sales of common stock on a forward basis, our unsecured notes in a private placement, and our expectations with respect to the three properties which we are under contract to acquire. All statements in this Quarterly Report on Form 10-Q that address financial and operating performance, events or developments that we expect or anticipate will occur or be achieved in the future are forward-looking statements.
Our forward-looking statements are not guarantees of future performance and involve estimates, projections, forecasts and assumptions, including as to matters that are not within our control, and are subject to risks and uncertainties including, without limitation, risks and uncertainties related to changes in market demand for rental apartment homes and pricing pressures, including from competitors, that could lead to declines in occupancy and rent levels, uncertainty and volatility in capital and credit markets, including changes that reduce availability, and increase costs, of capital, unexpected changes in our intention or ability to repay certain debt prior to maturity, increased costs on account of inflation, increased competition in the labor market, failure to realize cost savings, efficiencies and other benefits that we expect to result from our Portfolio Optimization and Deleveraging Strategy, and our planned use of proceeds from our recent sales of common stock on a forward basis and our unsecured notes in a private placement, inability to sell certain assets, including those assets designated as held for sale, within the time frames or at the pricing levels expected, failure to achieve expected benefits from the redeployment of proceeds from asset sales, delays in completing, and cost overruns incurred in connection with, our value add initiatives and failure to achieve rent increases and occupancy levels on account of the value add initiatives, unexpected impairments or impairments in excess of our estimates, increased regulations generally and specifically on the rental housing market, including legislation that may regulate rents or delay or limit our ability to evict non-paying residents, risks endemic to real estate and the real estate industry generally, the impact of potential outbreaks of infectious diseases and measures intended to prevent the spread or address the effects thereof, the effects of natural and other disasters, unknown or unexpected liabilities, including the cost of legal proceedings, costs and disruptions as the result of a cybersecurity incident or other technology disruption, unexpected capital needs, inability to obtain appropriate insurance coverages at reasonable rates, or at all, or losses from catastrophes in excess of our insurance coverages, and share price fluctuations. Please refer to the documents filed by us with the SEC, including specifically the “Risk Factors” sections of our Annual Report on Form 10-K for the year ended December 31, 2023, and our other filings with the SEC, which identify additional factors that could cause actual results to differ from those contained in forward-looking statements.
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

Overview
Our Company
We are a self-administered and self-managed Maryland corporation that has elected to be taxed as a real estate investment trust (“REIT”). We are primarily engaged in the ownership, operation, management, improvement, and acquisition of multifamily apartment communities in non-gateway markets. As of September 30, 2024, we owned and operated 110 multifamily apartment properties (including one owned through a consolidated joint venture) that contain an aggregate of 32,670 units. Our properties are located in Alabama, Colorado, Florida, Georgia, Indiana, Kentucky, North Carolina, Ohio, Oklahoma, South Carolina, Tennessee and Texas. In addition, as of September 30, 2024, we owned and consolidated two investments in real estate under development in Colorado that will, upon completion, contain an aggregate of 621 units. As of September 30, 2024, we also owned interests in four unconsolidated joint ventures, two that own and operate multifamily apartment communities that contain an aggregate of 810 units and two that are developing multifamily apartment communities that will contain, upon completion, an aggregate of 653 units. We do not have any foreign operations and our business is not seasonal.
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

Property Portfolio (1)
As of September 30, 2024, we owned and consolidated 110 multifamily apartment properties, totaling 32,670 units. Below is a summary of our consolidated property portfolio by market.

(Dollars in thousands, except per unit data)	As of September 30, 2024				For the Three Months Ended September 30, 2024
Market	Number of Properties	Units	Gross Real Estate Assets	Period End Occupancy	Average Effective Monthly Rent per Unit	Net Operating Income	% of NOI
Dallas, TX	14	4,007	$878,370	95.9%	$1,814	$14,302	14.6%
Atlanta, GA	13	5,180	1,105,871	94.7%	1,611	14,230	14.5%
Columbus, OH	10	2,510	380,942	95.4%	1,493	7,038	7.2%
Tampa-St. Petersburg, FL	6	1,791	399,952	96.0%	1,935	6,186	6.3%
Indianapolis, IN	7	1,979	294,218	96.3%	1,410	5,800	5.9%
Oklahoma City, OK	8	2,147	336,327	95.4%	1,231	5,491	5.6%
Denver, CO (1)(2)	6	1,397	383,151	95.2%	1,758	5,153	5.2%
Nashville, TN	5	1,508	374,955	95.2%	1,637	5,079	5.2%
Raleigh - Durham, NC	6	1,690	254,852	95.8%	1,564	5,074	5.2%
Memphis, TN	4	1,383	161,612	92.7%	1,499	4,014	4.1%
Houston, TX	5	1,308	214,719	96.9%	1,447	3,327	3.4%
Huntsville, AL	4	1,051	241,911	94.7%	1,478	3,182	3.2%
Louisville, KY	4	1,150	145,676	96.6%	1,341	2,950	3.0%
Lexington, KY	3	886	162,903	95.9%	1,390	2,823	2.9%
Charlotte, NC	3	714	189,924	96.8%	1,732	2,586	2.6%
Cincinnati, OH	2	542	124,467	98.3%	1,613	1,799	1.8%
Myrtle Beach, SC - Wilmington, NC	3	628	68,530	94.7%	1,408	1,781	1.8%
Birmingham, AL	1	720	143,552	95.1%	1,411	1,677	1.7%
Greenville, SC	1	702	125,999	95.7%	1,317	1,607	1.6%
Charleston, SC	2	518	82,185	96.3%	1,709	1,566	1.6%
Orlando, FL	1	297	50,853	95.9%	1,831	1,004	1.0%
Austin, TX	1	256	60,628	95.3%	1,795	810	0.8%
San Antonio, TX	1	306	57,514	98.0%	1,468	808	0.8%
Total/Weighted Average	110	32,670	$6,239,111	95.5%	$1,572	$98,287	100.0%
(1)Excludes our development properties. See Non-GAAP financial measures for the definition of a development property.
(2)Includes properties in our Fort Collins, CO and Colorado Springs, CO markets.

Current Developments
Dispositions
On July 17, 2024, we sold one multifamily apartment community in Birmingham, Alabama for a gross sales price of $70.8 million. We used the proceeds from this sale as part of a 1031 exchange to acquire the Gateway at Pinellas property described below.
Acquisitions
On August 13, 2024, we acquired Gateway at Pinellas in Tampa, Florida, a 288-unit multifamily apartment community for $82.0 million. This acquisition expanded our footprint in Tampa-St. Petersburg, Florida from 1,503 units to 1,791 units.

We are currently under contract on acquisitions of three properties in Charlotte, Orlando, and Columbus, which will expand our footprint in each of these markets while providing enhanced scale and synergies. The aggregate purchase price of these three properties is approximately $184 million, which we expect to fund using forward equity sales proceeds and revolver debt. We expect to close on the acquisition of these three properties during the fourth quarter of 2024. While these three properties are under contract, there can be no assurance that these acquisitions will be consummated at expected pricing levels, within expected time frames, or at all.
Portfolio Optimization and Deleveraging Strategy
On October 26, 2023, our Board of Directors approved a plan, which we refer to as our Portfolio Optimization and Deleveraging Strategy, which targeted the sale of ten properties located in seven markets in order to exit or reduce our presence in these markets while also deleveraging our balance sheet.
In 2024, the Portfolio Optimization and Deleveraging Strategy concluded with the sale of six properties in four markets for an aggregate gross sales price of $324.6 million, and proceeds from the sales were used to repay an aggregate of $320.3 million of debt. The Portfolio Optimization and Deleveraging Strategy resulted in the sale of ten properties for an aggregate gross sales price of $525.3 million and proceeds from the sales were used to repay an aggregate of $517.1 million of debt.
Investments in Unconsolidated Real Estate Entities
To create another avenue for accretive capital allocation and to increase our options for capital investment, we have partnered with, and may in the future partner with, developers through preferred equity investments and joint venture relationships focused on new multifamily development.
No new investments in unconsolidated real estate entities were entered into during the three and nine months ended September 30, 2024. However, we continued to fund commitments to our existing investments in unconsolidated real estate entities. On July 16, 2024, we amended the related joint venture agreement governing the entity that owns The Crockett, which resulted in the return of our invested capital in the amount of $5.5 million and preferred return in the amount of $3.0 million thereon on October 17, 2024, while also providing us with a right of first refusal on any sale of The Crockett. The amendment of the joint venture agreement also converted the right of first offer on the Views of Music City II to a right of first refusal. As of September 30, 2024 and December 31, 2023, we had investments in unconsolidated real estate entities of $95.4 million and $89.0 million, respectively.
Investments in Real Estate Under Development
As part of our merger with Steadfast Apartment REIT, Inc. (the “STAR Merger”), we acquired two land parcels in Denver, Colorado that are being developed into multifamily properties that will contain 621 units, in the aggregate, upon completion. As of September 30, 2024 and December 31, 2023, we had investments in real estate under development of $115.2 million and $98.4 million, respectively, net of $102.2 million and $77.5 million placed in service, respectively.
Value Add
Our value add program provides us with the opportunity to improve long-term growth through targeted unit renovations at communities where there is the potential for outsized rent growth. We completed renovations on 578 units during the three months ended September 30, 2024. From inception of our value add program in January 2018 through

September 30, 2024, we completed renovations on 9,047 of the 13,281 units currently in our value add program, achieving a return on investment of 16.9% (and approximately 18.9% on the interior portion of such renovation costs). We compute return on cost by using the rent premium per unit per month, multiplied by 12, divided by the applicable renovation costs per unit and we compute the rent premium as the difference between the rental rate on the renovated unit (excluding the impact of concessions) and the market rent for a comparable unrenovated unit as of the date presented, as determined by management consistent with its customary rent-setting and evaluation procedures.

Capital Markets
Completed Public Offering of 11.5 Million Shares of Common Stock
On September 3, 2024, we entered into an underwriting agreement with Citigroup Global Markets Inc., KeyBanc Capital Markets Inc. and RBC Capital Markets LLC as representatives of the several underwriters named therein, (collectively, the “Underwriters”), and Citigroup Global Markets Inc. in its capacity as agent (in such capacity, the “Forward Seller”) for Citibank, N.A., as forward counterparty (the “Forward Counterparty”) and the Forward Counterparty related to the offering of an aggregate of 11,500,000 shares of our common stock, par value $0.01 per share, at a price of $18.96 per share consisting of 11,500,000 shares of our common stock offered by the Forward Seller in connection with the forward sale agreements described below (including 1,500,000 shares offered pursuant to the Underwriter’s option to purchase additional shares, which was exercised in full). We did not initially receive any proceeds from the sale of our common stock by the Forward Seller. We completed the offering on September 5, 2024.
In connection with the offering, we also entered into two forward sale agreements. The first forward sale agreement (the “Initial Forward Sale Agreement”), dated September 3, 2024, with the Forward Seller and Forward Counterparty, and the second forward sale agreement (the “Additional Forward Sale Agreement”, together with the Initial Forward Sale Agreement, the “Forward Sale Agreements”), dated September 4, 2024, with the Forward Seller and the Forward Counterparty. In connection with the Forward Sale Agreements, the Forward Seller (or its affiliate) borrowed from third parties and sold to the Underwriters an aggregate of 11,500,000 shares of our common stock that was sold in the offering. As of September 30, 2024, 11,500,000 shares of our common stock remain to be settled under the Forward Sale Agreements, which if physically settled would provide additional proceeds to us of $216.8 million based on the forward price as of September 30, 2024. We expect to physically settle the Forward Sale Agreements and receive proceeds, subject to certain adjustments, from the sale of those shares upon one or more such physical settlements within approximately twelve months from the date of the prospectus supplement, no later than September 5, 2025, the scheduled maturity date of the Forward Sale Agreements. Although we expect to settle the Forward Sale Agreements entirely by the physical delivery of shares of our common stock for cash proceeds, we may also elect to cash or net share settle all or a portion of our obligations under the Forward Sale Agreements, in which case, we may receive or owe cash or shares of our common stock from or to the Forward Seller. The Forward Sale Agreements provide for an initial forward sale price of $18.96 per share, subject to certain adjustments pursuant to the terms of each of the Forward Sale Agreements. The Forward Sale Agreements are subject to early termination or settlement under certain circumstances.
Private Placement of $150 Million of Unsecured Notes
On August 19, 2024, we entered into a Note and Guaranty Agreement granting us the right to sell up to $150 million of unsecured notes (the “Private Placement”), consisting of $75 million aggregate principal amount of unsecured notes due October 1, 2031 and $75 million aggregate principal amount of unsecured notes due October 1, 2034, to an institutional investor in a Private Placement at fixed annual interest rates of 5.32% and 5.53%, respectively. On October 1, 2024, the Private Placement was funded with proceeds to be used to repay approximately $132 million of property mortgages maturing in late 2024 and early 2025, with the remaining $18 million to reduce the borrowings under our unsecured credit facility. Upon completion of the full repayment of the foregoing approximately $132 million of our maturing property mortgages, it is expected that over 60% of our assets’ NOI will be unencumbered.
Shelf Registration Statement and ATM Program
On June 14, 2023, we replaced our previous shelf registration statement with our new shelf registration statement. On July 28, 2023, we entered into an equity distribution agreement pursuant to which we may from time to time offer and sell shares of our common stock under our shelf registration statement having an aggregate offering price of up to $450 million (the “ATM Program”) in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act. Under the ATM Program, we may also enter into one or more forward sale transactions for the sale of shares of our common stock on a forward basis.
During the three months ended September 30, 2024, we entered into forward sale transactions under the ATM Program for the forward sale of an aggregate 1,500,000 shares of our common stock. The forward sale transactions have not yet settled as of the date of this Quarterly Report on Form 10-Q, and we have not received any net proceeds from the offering as of the date of this Quarterly Report on Form 10-Q. Subject to our right to elect net share settlement, we expect to physically settle the forward sale transactions by the maturity date of September 30, 2025 as set forth in the forward sale transactions placement notice. As of September 30, 2024, 1,500,000 shares of our common stock remain to be settled under the forward sale transactions, which if physically settled would provide additional proceeds to us of $29.1 million, net of sales commissions, based on the forward price as of September 30, 2024, subject to adjustment in accordance with the forward sale transactions. As of September 30, 2024, approximately $420.4 million remained available for issuance under the ATM Program.
Investment Grade Ratings
On March 4, 2024, we received an investment grade rating from Fitch Ratings (“Fitch”). Fitch has assigned a Long-Term Issuer Default Rating of ‘BBB’ to IRT with a stable outlook. In addition, Fitch has assigned a rating of ‘BBB’ to our subsidiary, Independence Realty Operating Partnership, LP and our senior unsecured debt, which includes credit facilities and unsecured term loans.
On October 30, 2024, we received a ‘BBB’ issuer credit rating and stable outlook from S&P Global Ratings. The rating is for IRT and our operating partnership Independence Realty Operating Partnership L.P.

Results of Operations
As of September 30, 2024, we owned and consolidated 110 multifamily apartment properties, of which 108 comprised the Same-Store Portfolio.
Three Months Ended September 30, 2024 compared to the Three Months Ended September 30, 2023

	SAME-STORE PORTFOLIO				NON SAME-STORE PORTFOLIO				CONSOLIDATED
(Dollars in thousands)	Three Months Ended September 30,				Three Months Ended September 30,				Three Months Ended September 30,
	2024	2023	Increase (Decrease)	% Change	2024	2023	Increase (Decrease)	% Change	2024	2023	Increase (Decrease)	% Change
Property Data:
Number of properties (1)	108	108	—	—	2	12	(10)	(83.3)%	110	120	(10)	(8.3)%
Number of units (1)	32,153	32,153	—	—	517	3,274	(2,757)	(84.2)%	32,670	35,427	(2,757)	(7.8)%
Average occupancy (1)	95.4%	94.5%	0.9%	—	94.9%	94.9%	—%	—	95.4%	94.6%	0.8%	—
Average effective monthly rent, per unit (1)	$1,566	$1,548	$18	1.2%	$1,930	$1,603	$327	20.4%	$1,572	$1,556	$16	1.0%
Revenue:
Rental and other property revenue	$155,888	$152,138	$3,750	2.5%	$3,972	$16,237	$(12,265)	(75.5)%	$159,860	$168,375	$(8,515)	(5.1)%
Expenses:
Property operating expenses	58,815	57,186	1,629	2.8%	1,723	6,114	(4,391)	(71.8)%	60,538	63,300	(2,762)	(4.4)%
Net Operating Income	$97,073	$94,952	$2,121	2.2%	$2,249	$10,123	$(7,874)	(77.8)%	$99,322	$105,075	$(5,753)	(5.5)%

Other Revenue:
Other revenue									$275	$232	$43	18.5%
Corporate and other expenses:
Property management expenses									7,379	7,232	147	2.0%
General and administrative expenses									4,765	3,660	1,105	30.2%
Depreciation and amortization expense									55,261	55,546	(285)	(0.5)%
Casualty losses									1,249	35	1,214	3468.6%
Interest expense									(18,308)	(22,033)	3,725	(16.9)%
Gain on sale (loss on impairment) of real estate assets, net									688	(11,268)	11,956	(106.1)%
Other loss									—	(369)	369	(100.0)%
Loss from investments in unconsolidated real estate entities									(703)	(1,178)	475	(40.3)%
Net income									$12,620	$3,986	$8,634	216.6%
Income allocated to noncontrolling interests									(255)	(56)	(199)	355.4%
Net income available to common shares									$12,365	$3,930	$8,435	214.6%
(1)Excludes our development projects. See Non-GAAP Financial Measures for our definition of a development property and our methodology for determining same-store properties.

Revenue
Rental and other property revenue. Revenue from rental and other property revenue of the consolidated portfolio decreased $8.5 million to $159.9 million for the three months ended September 30, 2024 from $168.4 million for the three months ended September 30, 2023. The decrease was primarily attributable to a $12.3 million decrease in non same-store rental and other property revenue driven by the sale of ten properties under the Portfolio Optimization and Deleveraging Strategy, partially offset by an increase in same-store rental and other property revenue of $3.8 million driven by a 1.2% increase in average effective monthly rents and a 0.9% increase in average occupancy compared to the prior year period.

Expenses
Property operating expenses. Property operating expenses decreased $2.8 million to $60.5 million for the three months ended September 30, 2024 from $63.3 million for the three months ended September 30, 2023. The decrease was due to a $4.4 million decrease in property operating expenses due to the sale of ten properties under our Portfolio Optimization and Deleveraging Strategy partially offset by a net $1.6 million increase in same-store property operating expense, driven by an increase in personnel expenses, repairs and maintenance, and utilities partially offset by a decrease in real estate taxes.
General and administrative expenses. General and administrative expenses increased $1.1 million to $4.8 million for the three months ended September 30, 2024 from $3.7 million for the three months ended September 30, 2023. The increase was primarily due to the prior year period including the reversal of stock compensation and bonus expense related to executive departures that occurred in 2023.
Casualty losses. During the three months ended September 30, 2024, we incurred $1.2 million in net casualty losses primarily due to fire damage at one property where the carrying value of the damage exceeded insurance proceeds due to policy deductibles.
Interest expense. Interest expense decreased $3.7 million to $18.3 million for the three months ended September 30, 2024 from $22.0 million for the three months ended September 30, 2023. The decrease was primarily driven by the reduction of debt associated with the sale of ten properties under the Portfolio Optimization and Deleveraging Strategy.
Gain on sale (loss on impairment) of real estate assets, net. During the three months ended September 30, 2024, we sold one multi-family property resulting in a small gain on sale of real estate assets, net. Previously, during the three months ended March 31, 2024, we had recorded a loss on impairment of $15.1 million related to that property. During the three months September 30, 2023, we recorded a $11.3 million impairment charge in connection with a property that was held for sale.

Results of Operations
Nine Months Ended September 30, 2024 compared to the Nine Months Ended September 30, 2023

	SAME-STORE PORTFOLIO				NON SAME-STORE PORTFOLIO				CONSOLIDATED
(Dollars in thousands)	Nine Months Ended September 30,				Nine Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	Increase (Decrease)	% Change	2024	2023	Increase (Decrease)	% Change	2024	2023	Increase (Decrease)	% Change
Property Data:
Number of properties (1)	108	108	—	—	2	12	(10)	(83.3)%	110	120	(10)	(8.3)%
Number of units (1)	32,153	32,153	—	—	517	3,274	(2,757)	(84.2)%	32,670	35,427	(2,757)	(7.8)%
Average occupancy (1)	95.1%	94.0%	1.1%	—	93.9%	93.5%	0.4%	—	94.9%	93.9%	1.0%	—
Average effective monthly rent, per unit (1)	$1,557	$1,536	$21	1.4%	$1,957	$1,617	$340	21.0%	$1,572	$1,552	$20	1.3%
Revenue:
Rental and other property revenue	$460,475	$446,484	$13,991	3.1%	$17,821	$46,627	$(28,806)	(61.8)%	$478,296	$493,111	$(14,815)	(3.0)%
Expenses:
Property operating expenses	174,103	167,020	7,083	4.2%	7,290	17,607	(10,317)	(58.6)%	181,393	184,627	(3,234)	(1.8)%
Net Operating Income	$286,372	$279,464	$6,908	2.5%	$10,531	$29,020	$(18,489)	(63.7)%	$296,903	$308,484	$(11,581)	(3.8)%
Other Revenue:
Other revenue									$776	$826	$(50)	(6.1)%
Corporate and other expenses:
Property management expenses									22,544	20,421	2,123	10.4%
General and administrative expenses									19,389	17,724	1,665	9.4%
Depreciation and amortization expense									163,112	163,066	46	—%
Casualty losses									4,015	866	3,149	363.6%
Interest expense									(56,371)	(66,383)	10,012	(15.1)%
Gain on sale (loss on impairment) of real estate assets, net									11,066	(10,284)	21,350	(207.6)%
Gain on extinguishment of debt									203	—	203	100.0%
Other loss									(1)	(348)	347	(99.7)%
Loss from investments in unconsolidated real estate entities									(2,382)	(3,158)	776	(24.6)%
Restructuring costs									—	(3,213)	3,213	(100.0)%
Net income									$41,134	$23,847	$17,287	72.5%
Income allocated to noncontrolling interests									(840)	(559)	(281)	50.3%
Net income available to common shares									$40,294	$23,288	$17,006	73.0%
(1)Excludes our development projects. See Non-GAAP Financial Measures for our definition of a development property and our methodology for determining same-store properties.

Revenue
Rental and other property revenue. Revenue from rental and other property revenue of the consolidated portfolio decreased $14.8 million to $478.3 million for the nine months ended September 30, 2024 from $493.1 million for the nine months ended September 30, 2023. The decrease was primarily attributable to a $28.8 million decrease in non same-store rental and other property revenue driven by the sale of ten properties under the Portfolio Optimization and Deleveraging Strategy. This decrease in non same-store rental and other property revenue was partially offset by an increase in same-store rental and other property revenue of $14.0 million driven by a 1.4% increase in average effective monthly rents and a 1.1% increase in average occupancy compared to the prior year period.

Expenses
Property operating expenses. Property operating expenses decreased $3.2 million to $181.4 million for the nine months ended September 30, 2024 from $184.6 million for the nine months ended September 30, 2023. The decrease was primarily due to the $10.3 million decrease in property operating expenses due to the sale of ten properties under our Portfolio Optimization and Deleveraging Strategy partially offset by a net $7.1 million increase in same-store property operating expenses, primarily due to higher personnel expenses, utilities, property insurance, and advertising expenses, partially offset by a decrease in real estate taxes.
Property management expenses. Property management expenses increased $2.1 million to $22.5 million for the nine months ended September 30, 2024 from $20.4 million for the nine months ended September 30, 2023 primarily due to higher personnel costs driven by employee retention credits recognized in 2023 and higher software costs driven by centralization efforts.
General and administrative expenses. General and administrative expenses increased $1.7 million to $19.4 million for the nine months ended September 30, 2024 from $17.7 million for the nine months ended September 30, 2023. The increase was primarily due to the prior year period including the reversal of stock compensation and bonus expense related to executive departures that occurred in 2023 and employee retention credits recognized in 2023.
Casualty losses. During the nine months ended September 30, 2024, we incurred $4.0 million in casualty losses due to winter storm damage and fire at various properties where the carrying value of the damage exceeded insurance proceeds due to policy deductibles. During the nine months ended September 30, 2023, we incurred $0.9 million in casualty losses due to fires at three properties where the carrying value of the damage exceeded insurance proceeds due to policy deductibles.
Interest expense. Interest expense decreased $10.0 million to $56.4 million for the nine months ended September 30, 2024 from $66.4 million for the nine months ended September 30, 2023 primarily due to the reduction of debt associated with the sale of ten properties under the Portfolio Optimization and Deleveraging Strategy.
Gain on sale (loss on impairment) of real estate assets, net. During the nine months ended September 30, 2024, we sold seven multi-family properties and recognized a gain on sale of real estate, net of $11.1 million comprised of a $26.2 million gain on sale of real estate, net, partially offset by a loss on impairment of $15.1 million for one property. During the nine months ended September 30, 2023, one multifamily property in Chicago, Illinois was sold for a gain of $1.0 million and we recorded a $11.3 million impairment charge due to the carrying value exceeding the expected sales price less transaction costs.
Restructuring costs. During the nine months ended September 30, 2024, we incurred no restructuring costs. During the nine months ended September 30, 2023, we incurred approximately $3.2 million of severance costs related to the reorganization of certain departments that impacted a limited number of employees.

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

Set forth below is a reconciliation of net income to FFO and CFFO for the three and nine months ended September 30, 2024 and 2023 (in thousands, except share and per share information):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2024		2023		2024		2023
	Amount	Per Share(1)	Amount	Per Share(2)	Amount	Per Share(1)	Amount	Per Share(2)
Net income	$12,620	$0.06	$3,986	$0.02	$41,134	$0.18	$23,847	$0.10
Adjustments:
Real estate depreciation and amortization	54,880	0.24	55,217	0.24	162,028	0.70	162,205	0.70
Our share of real estate depreciation and amortization from investments in unconsolidated real estate entities	598	—	486	—	1,793	0.01	1,479	0.01
Loss on impairment (gain on sale) of real estate assets net, excluding prepayment gains	160	—	11,268	0.05	(9,113)	(0.04)	10,954	0.05
FFO	$68,258	$0.30	$70,957	$0.31	$195,842	$0.85	$198,485	$0.86

FFO	$68,258	$0.30	$70,957	$0.31	$195,842	$0.85	$198,485	$0.86
Adjustments:
Other depreciation and amortization	382	—	329	—	1,083	—	860	0.01
Casualty losses	1,249	0.01	35	—	4,015	0.02	866	0.01
Loan (premium accretion) discount amortization, net	(2,239)	(0.01)	(2,747)	(0.01)	(6,918)	(0.03)	(8,239)	(0.04)
Prepayment (gains) losses on asset dispositions	(848)	(0.01)	—	—	(1,953)	(0.01)	(670)	—
Gain on extinguishment of debt	—	—	—	—	(203)	—	—	—
Other expense	—	—	429	—	1	—	663	—
Restructuring costs	—	—	—	—	—	—	3,213	0.01
CFFO	$66,802	$0.29	$69,003	$0.30	$191,867	$0.83	$195,178	$0.85
(1)Based on 230,762,299 and 230,689,617 weighted-average shares and units outstanding for the three and nine months ended September 30, 2024, respectively.
(2)Based on 230,444,945 and 230,334,398 weighted-average shares and units outstanding for the three and nine months ended September 30, 2023, respectively.
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
Set forth below is a reconciliation of GAAP net income to Same-Store Portfolio NOI for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	% change	2024	2023	% change
Net income	$12,620	$3,986	216.6%	$41,134	$23,847	72.5%
Other revenue	(275)	(232)	18.5%	(776)	(826)	(6.1)%
Property management expenses	7,379	7,232	2.0%	22,544	20,421	10.4%
General and administrative expenses	4,765	3,660	30.2%	19,389	17,724	9.4%
Depreciation and amortization expense	55,261	55,546	(0.5)%	163,112	163,066	0.0%
Casualty losses	1,249	35	3,468.6%	4,015	866	363.6%
Interest expense	18,308	22,033	(16.9)%	56,371	66,383	(15.1)%
Loss on impairment (gain on sale) of real estate assets, net	(688)	11,268	(106.1)%	(11,066)	10,284	(207.6)%
Gain on extinguishment of debt	—	—	0.0%	(203)	—	100.0%
Other loss (income), net	—	369	(100.0)%	1	348	(99.7)%
Loss from investments in unconsolidated real estate entities	703	1,178	(40.3)%	2,382	3,158	(24.6)%
Restructuring costs	—	—	0.0%	—	3,213	(100.0)%
NOI	99,322	105,075	(5.5)%	296,903	308,484	(3.8)%
Less: Non same-store portfolio NOI	2,249	10,123	(77.8)%	10,531	29,021	(63.7)%
Same-store portfolio (a) NOI	$97,073	$94,952	2.2%	$286,372	$279,463	2.5%
(a)Same-Store Portfolio for the three and nine months ended September 30, 2024 and 2023 included 108 properties containing 32,153 units.
Average Effective Monthly Rent per Unit
Average effective rent per unit represents the average of net rent amounts, after concessions amortized over the life of the lease, divided by the average occupancy (in units) for the period presented. We believe average effective rent is a helpful measurement in evaluating average pricing. This metric, when presented, reflects the average effective rent per month.
Average Occupancy
Average occupancy represents the average occupied units for the reporting period divided by the average of total units available for rent for the reporting period.

Set forth below is Same-Store Portfolio (a) NOI for the three and nine months ended September 30, 2024 and 2023 (in thousands, except per unit data):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	% change	2024	2023	% change
Revenue:
Rental and other property revenue	$155,888	$152,138	2.5%	$460,475	$446,484	3.1%
Property Operating Expenses
Real estate taxes	16,848	18,503	(8.9)%	54,444	55,558	(2.0)%
Property insurance	3,912	4,075	(4.0)%	12,076	10,641	13.5%
Personnel expenses	13,433	12,007	11.9%	38,438	34,877	10.2%
Utilities	8,300	7,719	7.5%	23,473	22,135	6.0%
Repairs and maintenance	6,494	5,761	12.7%	17,814	17,204	3.5%
Contract services	5,872	5,608	4.7%	16,859	16,646	1.3%
Advertising expenses	2,312	1,915	20.7%	5,973	4,809	24.2%
Other expenses	1,644	1,598	2.9%	5,026	5,150	(2.4)%
Total property operating expenses	58,815	57,186	2.8%	174,103	167,020	4.2%
Same-store portfolio NOI	$97,073	$94,952	2.2%	$286,372	$279,464	2.5%

Same-store portfolio NOI Margin	62.3%	62.4%	(0.1)%	62.2%	62.6%	(0.4)%
Average Occupancy	95.4%	94.5%	0.9%	95.1%	94.0%	1.1%

Average effective monthly rent, per unit	$1,566	$1,548	1.2%	$1,557	$1,536	1.4%
(a)Same-Store Portfolio for the three and nine months ended September 30, 2024 and 2023 included 108 properties containing 32,153 units.
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
•the use of our cash and cash equivalents of $17.6 million as of September 30, 2024;
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
Cash Flows
As of September 30, 2024 and 2023, we maintained cash and cash equivalents, and restricted cash of approximately $48.2 million and $49.0 million, respectively. Our cash and cash equivalents were generated from the following activities (dollars in thousands):

	For the Nine Months Ended September 30,
	2024	2023
Cash flow provided by operating activities	$196,319	$202,992
Cash flow provided by (used in) investing activities	170,943	(142,617)
Cash flow used in financing activities	(369,751)	(55,404)
Net change in cash and cash equivalents, and restricted cash	(2,489)	4,971
Cash and cash equivalents, and restricted cash, beginning of period	50,732	44,017
Cash and cash equivalents, and restricted cash, end of the period	$48,243	$48,988
Our cash inflows from operating activities during the nine months ended September 30, 2024 and 2023 were primarily driven by ongoing operations of our properties.
Our cash inflows from investing activities during the nine months ended September 30, 2024 were primarily due to $390.8 million of proceeds from the disposition of seven properties, which included six properties targeted for sale under our Portfolio Optimization and Deleveraging Strategy, and $4.0 million of proceeds from insurance claims, partially offset by $92.1 million of capital expenditures, $81.2 million to acquire one multifamily property, $41.9 million of investments in real estate under development and $8.9 million of investments in unconsolidated real estate entities. Our cash outflows from investing activities during the nine months ended September 30, 2023 were primarily due to $111.9 million of capital expenditures, $23.2 million of investments in unconsolidated real estate entities, and $48.5 million of investments in real estate under development, partially offset by $35.6 million of proceeds from one property disposition.
Our cash outflows from financing activities during the nine months ended September 30, 2024 were primarily due to mortgage principal repayments of $211.1 million, net repayments on our unsecured credit facility of $43.7 million and payment of dividends on our common stock and noncontrolling interests of $110.9 million. Our cash outflows from financing activities during the nine months ended September 30, 2023 were primarily due to payment of dividends on our common stock and noncontrolling interests of $101.6 million partially offset by $57.5 million of net draws on our unsecured credit facility.
Contractual Obligations
Our 2023 Annual Report on Form 10-K includes a table of contractual obligations. There were no material changes to these obligations since the filing of our 2023 Annual Report on Form 10-K.
Off-Balance Sheet Arrangements
There were no off-balance sheet arrangements during the nine months ended September 30, 2024 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our interests.
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

Item 3.    Quantitative and Qualitative Disclosure About Market Risk.
Our 2023 Annual Report on Form 10-K contains a discussion of qualitative and quantitative market risks. There have been no material changes in quantitative and qualitative market risks during the nine months ended September 30, 2024 from the disclosures included in our 2023 Annual Report on Form 10-K.
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
Effective as of September 30, 2024, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation referred to above during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
During the three and nine months ended September 30, 2024, holders of IROP units exchanged 0 and 4,928 units, respectively, for 0 and 4,928 shares, respectively, of our common stock. The issuance of these shares upon exchange of the units was exempt from registration under the Securities Act, pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act. As of September 30, 2024, 5,941,643 IROP units held by unaffiliated third parties remained outstanding.
During the three months ended September 30, 2024, we withheld shares of common stock to satisfy employee tax withholding obligations payable upon the vesting of restricted common stock awards as follow:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)(2)
July 1 - 31, 2024	1,545	$18.79	—	$250,000
August 1 - 31, 2024	—	—	—	250,000
September 1 - 30, 2024	—	—	—	250,000
Total	1,545	$18.79	—
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
Item 3.    Defaults Upon Senior Securities.
None.

Item 4.    Mine Safety Disclosures.
None.
Item 5.    Other Information.
During the three and nine months ended September 30, 2024, none of the Company's directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act). During the three and nine months ended September 30, 2024, the Company did not adopt, terminate or modify a Rule 10b5-1 trading arrangement.
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

101
iXBRL (Inline eXtensible Business Reporting Language). The following materials, formatted in iXBRL: (i) Condensed Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2024 and 2023, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2024 and 2023, (iv) Condensed Consolidated Statements of Changes in Equity for the three and nine months ended September 30, 2024 and 2023, (v) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2024 and 2023 and (vi) notes to the condensed consolidated financial statements as of September 30, 2024.

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

Independence Realty Trust, Inc.

Date: October 31, 2024	By:	/s/ SCOTT F. SCHAEFFER
Scott F. Schaeffer
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: October 31, 2024	By:	/s/ JAMES J. SEBRA
James J. Sebra
President and Chief Financial Officer
(Principal Financial Officer)

Date: October 31, 2024	By:	/s/ JASON R. DELOZIER
Jason R. Delozier
Chief Accounting Officer
(Principal Accounting Officer)