Form 10-K
period 2024-12-31
INDEPENDENCE REALTY TRUST, INC.
filed 2025-02-18
CIK 1466085

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements Yes ☐ No ☒
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to § 240.10D-1(b). Yes ☐ No ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the shares of common stock of the registrant held by non-affiliates of the registrant, based upon the closing price of such shares on June 28, 2024 of $18.74, was approximately $4,300,006,475.
As of February 14, 2025 there were 230,914,117 shares of the registrant’s common stock issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement for registrant’s 2025 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

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
We claim the protection of the safe harbor for forward-looking statements provided in the Private Securities Litigation Reform Act of 1995. These statements may be made directly in this annual report on Form 10-K and they may also be incorporated by reference in this annual report on Form 10-K to other documents filed with the SEC, and include, without limitation, statements about future financial and operating results and performance, statements about our plans, objectives, expectations and intentions with respect to future operations, products and services, our Value Add Initiative and its impacts, our planned use of proceeds from our recent sales of common stock on a forward basis, our unsecured notes in a private placement and our sale of a property, our expectations with respect to the property which we are under contract to acquire and other statements that are not historical facts. These forward-looking statements are based upon the current beliefs and expectations of our management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are difficult to predict and generally beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. Actual results may differ materially from the anticipated results discussed in these forward-looking statements.
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

PART I
ITEM 1.    Business
Our Company
IRT, a Maryland corporation, is a self-administered and self-managed real estate investment trust (“REIT”) that acquires, owns, operates, improves and manages multifamily apartment communities across non-gateway U.S. markets. As of December 31, 2024, we owned and operated 113 multifamily apartment properties (including one owned through a consolidated joint venture) that contain an aggregate of 33,615 units in the following Southeastern and Midwestern states: Alabama, Colorado, Florida, Georgia, Indiana, Kentucky, North Carolina, Ohio, Oklahoma, South Carolina, Tennessee, and Texas. In addition, as of December 31, 2024, we owned one investment in real estate under development in Denver, Colorado that will, upon completion, contain 296 units. As of December 31, 2024, we also owned interests in four unconsolidated joint ventures, three of which own and operate multifamily apartment properties that contain an aggregate of 886 units and one that is developing a multifamily apartment property that will, upon completion, contain 378 units. We do not have any foreign operations and our business is not seasonal. Our principal executive offices are located at 1835 Market Street, Suite 2601, Philadelphia, PA 19103 and our telephone number is (267) 270-4800.
Our Business Objective and Investment Strategies
Our primary business objective is to provide attractive risk-adjusted returns to stockholders through diligent portfolio management, strong operational performance, and consistent returns on capital through distributions and capital appreciation. Our investment strategy is focused on the following:
•gaining scale near major employment centers within key amenity-rich submarkets of non-gateway cities that offer good school districts, high-quality retail, and that are unlikely to experience substantial new apartment construction in the foreseeable future;
•increasing cash flows at our existing apartment properties through prudent property management and strategic renovations (our "Value Add Initiative"); and
•acquiring additional properties that have either stable occupancies that support rental rates increases or that have the potential to be repositioned through our Value Add Initiatives or tailored management strategies.
We seek to achieve our objective by executing the following strategies:
•Non-Gateway Markets - We focus on properties in markets that have strong apartment demand, reduced competition from national apartment buyers and no substantial new apartment construction. In evaluating potential acquisitions, we analyze apartment occupancy and trends in rental rates, employment and new construction, among many other factors, and seek to identify properties located primarily in non-gateway markets where there is strong demand for apartment units, less apartment development relative to demand, stable resident bases and occupancy rates, positive net migration trends and strong employment drivers. We generally seek to avoid markets where we believe potential yields have decreased as a result of the acquisition and development efforts of large institutional buyers.
•Value Add Initiative - We selectively use our capital to improve apartment properties where we believe the return on our investment will be accretive to stockholders. We have significant experience allocating capital to value-added improvements of apartment properties to produce increased occupancy and rental rates. We intend to continue deploying capital into revenue-enhancing capital projects that we believe will improve the physical plant or market positioning of particular apartment properties, thereby generating increased cash flow over time. This Value Add Initiative is a core component of our growth strategy.
•Acquisitions - We acquire properties that have operating upside through professional property management strategies. We have expertise in acquiring and managing properties to maximize the net operating income of such properties through effective marketing and leasing, disciplined management of rental rates and efficient expense management. We seek to acquire properties that we believe possess significant prospects for increased occupancy and rental revenue growth. Our target profile for acquisitions currently is midrise/garden-style apartments containing 150-500 units with high quality amenities that we can acquire at less than replacement cost in the $35 million to $125 million price range with a three to fifteen-year operating track record. We do not intend to limit ourselves to properties in this target profile, however, and we may make acquisitions outside of this profile or change our target profile whenever market conditions warrant. We may also deploy capital through joint ventures with unaffiliated third parties to facilitate future acquisitions or development of multifamily communities.
•Capital Recycling - Our capital recycling program consists of disposing of assets in markets where we lack scale and/or markets where management believes that growth is slowing and allocating the proceeds into investments with higher growth potential and/or towards debt reduction. Dispositions also allow us to realize a portion of the value created through our investments and provide additional liquidity. In identifying properties for disposition, we evaluate the opportunity to strategically exit markets where we lack scale and the potential benefits from using sales proceeds to fund acquisitions and renovations versus reducing our leverage in lieu of raising additional capital.
2024 Highlights
Property Dispositions and Acquisitions
Portfolio Optimization and Deleveraging Strategy
On October 26, 2023, our Board of Directors approved a plan, which we refer to as our Portfolio Optimization and Deleveraging Strategy, which targeted the sale of 10 properties located in seven markets in order to exit or reduce our presence in these markets while also deleveraging our balance sheet.
During 2024, we completed our Portfolio Optimization and Deleveraging Strategy with the sale of six properties, totaling 1,746 units, for an aggregate gross sale price of $324.6 million and recognized an aggregate gain on sale of $25.5 million. In total, our Portfolio Optimization and Deleveraging Strategy resulted in the sale of ten properties for an aggregate gross sales price of $525.3 million and proceeds from the sales were used to repay an aggregate of $517.1 million of our outstanding debt.
Capital Recycling
Our capital recycling program consists of disposing of assets in markets where we lack scale and/or markets where management believes that growth is slowing and allocating the proceeds into investments with higher growth potential and/or towards debt reduction. During 2024, in connection with our capital recycling program, we identified one 354-unit property in Birmingham, Alabama as held for sale and recognized a loss on impairment of $15.1 million. On July 17, 2024, we sold this multifamily apartment community for a gross sales price of $70.8 million. On August 13, 2024, we used the proceeds from this sale as part of a 1031 exchange to acquire a 288-unit property in Tampa-St. Petersburg, Florida for $82.0 million. The property was built in 2021 and had an average rent per unit of $2,228 at the time of our acquisition.
Two Additional Acquisitions
During 2024, we used the proceeds from equity offerings described further below to acquire two additional multifamily communities totaling 620 units, for an aggregate gross purchase price of $157.8 million. These acquisitions expand our presence in Charlotte, North Carolina and Orlando, Florida. The property we acquired in Charlotte was built in 2023 with an average rent per unit of $1,703 at the time of our acquisition on November 1, 2024. The property we acquired in Orlando was built in 2024 with an average rent per unit of $1,905 at the time of our acquisition on December 5, 2024.
One Property Held for Sale
As of December 31, 2024, we had one 720-unit property in Birmingham, Alabama classified as held for sale. We recognized an impairment loss of $20.9 million during the three months ended December 31, 2024. On February 14, 2025, we sold this property for a gross sales price of $111.0 million and expect to use the proceeds to fund future property acquisitions.
Subsequent Acquisition
We are currently under contract on the acquisition of a 280-unit multifamily apartment property in Indianapolis, Indiana, which will expand our footprint in the Indianapolis market while providing enhanced scale and synergies. The aggregate purchase price of this property is approximately $59.5 million. We expect to close on the acquisition of this property during the first quarter of 2025. While this property is under contract, there can be no assurance that this acquisition will be consummated at expected pricing levels, within expected time frames, or at all.

Value Add Initiative
Our Value Add Initiative, comprised of renovations and upgrades at selected communities to drive increased rental rates, commenced in 2018 and currently has a pipeline of 17,380 units across 55 properties identified for renovation and upgrade. Through December 31, 2024, we renovated 9,442 of these units at an average cost per unit of $16,628 and achieved a return on our total renovation costs for these units of approximately 16.8% (and approximately 18.7% on the interior portion of such renovation costs). We compute return on cost by using the rent premium per unit per month, multiplied by 12, divided by the applicable renovation costs per unit and we compute the rent premium as the difference between the rental rate on the renovated unit (excluding the impact of concessions) and the market rent for a comparable unrenovated unit as of the date presented, as determined by management consistent with its customary rent-setting and evaluation procedures, including its views of third party rental rates. We expect to begin renovations at the remaining value add projects contemplated in connection with our Value Add Initiative at the selected communities throughout 2025.
Investment in Unconsolidated Real Estate Entities
To create another avenue for accretive capital allocation and to increase our options for capital investment, we have partnered with, and may in the future partner with, developers through preferred equity investments and joint venture relationships focused on new multifamily development.
We did not make new investments in unconsolidated real estate entities during the year ended December 31, 2024. However, we continued to fund commitments to our existing investments in unconsolidated real estate entities. As of December 31, 2024 and December 31, 2023, we had investments in unconsolidated real estate of $92.0 million and $89.0 million, respectively.
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
Capital Markets
Expanded Unsecured Revolver
On January 8, 2025, IROP entered into the Fifth Amended and Restated Credit Agreement (the “Fifth Restated Credit Agreement”) by and among IROP, as borrower, IRT as parent guarantor, KeyBank National Association, as administrative agent, and the other agents and lender parties thereto, which amended and restated in its entirety the Fourth Amended and Restated Credit Agreement dated as of July 25, 2022 (the “Fourth Restated Credit Agreement”). The Fourth Restated Credit Agreement provided for a $500.0 million unsecured revolving credit facility (the “Unsecured Revolver”) with a January 31, 2026 scheduled maturity date and two unsecured term loans, specifically: (i) a $200.0 million term loan with a May 18, 2026 maturity date (the “2026 Term Loan”) and (ii) a $400.0 million term loan with a January 28, 2028 maturity date (the “2028 Term Loan”). The Fifth Restated Credit Agreement increases the maximum principal amount of the Unsecured Revolver to $750.0 million, which represents an increase of $250.0 million over the Fourth Restated Credit Agreement, and extends its maturity date until January 8, 2029. The Fifth Restated Credit Agreement also releases the Subsidiary Guarantors which were parties to the Fourth Restated Credit Agreement.
The Fifth Restated Credit Agreement increases the aggregate amount of borrowings under the credit agreement to $1.35 billion and permits IROP to request an increase in such aggregate amount to up to $2.0 billion subject to certain terms and conditions, including receipt of commitments from one or more lenders, whether or not currently parties to the Fifth Restated Credit Agreement, to provide such increased amounts, which increase may be allocated, at IROP’s option, to the Unsecured Revolver and/or to one or more of the Term Loans, in accordance with the Restated Credit Agreement.
Borrowings under the 2026 Term Loan bear interest at a rate equal to either (i) the SOFR rate plus a margin of 80 to 160 basis points, or (ii) a base rate plus a margin of 0 to 60 basis points. These margins represent a 5-basis point decrease from those applicable to the 2026 Term Loan. The margin for borrowings under the Unsecured Revolver and the 2028 Term Loan remain unchanged, with (1) Unsecured Revolver borrowings bearing interest at a rate equal to either (i) the SOFR rate plus a margin of 72.5 to 140 basis points, or (ii) a base rate plus a margin of 0 to 40 basis points; and (2) 2028 Term Loan borrowings bearing interest at a rate equal to either (i) the SOFR rate plus a margin of 80 to 160 basis points, or (ii) a base rate plus a margin of 0 to 60 basis points. The applicable margin will be determined based upon IRT’s credit rating. At the time of closing, based on IRT’s credit rating along with IROP’s consolidated leverage ratio, the applicable SOFR margin was 77.5 basis points for the Unsecured Revolver and 85 basis points for both the 2026 Term Loan and 2028 Term Loan. Overall, this reflects a weighted average reduction in margin of approximately 34 basis points compared to the interest rate margins in place prior to IRT’s receipt of investment grade credit ratings.
The Fifth Restated Credit Agreement contains customary covenants for credit facilities of this type, including restrictions on our ability to take the following actions: (i) make distributions after an event of default; (ii) incur debt; (iii) make investments; (iv) grant or suffer liens; (v) undertake mergers, consolidations, asset sales and other fundamental entity changes; (vi) make material changes to contracts and organizational documents; and (vii) enter into transactions with affiliates.
The Fifth Restated Credit Agreement also contains financial covenants applicable to us involving (i) maximum consolidated total debt to total asset value, (ii) maximum distributions, (iii) maximum secured debt to total asset value, (iv) maximum unsecured debt to eligible unencumbered properties, and (v) minimum consolidated fixed charge coverage. The Restated Credit Agreement provides for certain customary events of default, including among others, non-payment of principal, interest or other amounts when due, inaccuracy of representations and warranties, violation of covenants, cross defaults with certain other indebtedness, insolvency or inability to pay debts, bankruptcy, or a change of control.
Completed Public Offering of 11.5 Million Shares of Common Stock
On September 3, 2024, we entered into an underwriting agreement with Citigroup Global Markets Inc., KeyBanc Capital Markets Inc. and RBC Capital Markets LLC as representatives of the several underwriters named therein, (collectively, the “Underwriters”), and Citigroup Global Markets Inc. in its capacity as agent (in such capacity, the “Forward Seller”) for Citibank, N.A., as forward counterparty (the “Forward Counterparty”) and the Forward Counterparty related to the offering of an aggregate of 11.5 million shares of our common stock, at a price of $18.96 per share consisting of 11.5 million shares of our common stock offered by the Forward Seller in connection with the forward sale agreements described below (including 1.5 million shares offered pursuant to the Underwriter’s option to purchase additional shares, which was exercised in full). We did not initially receive any proceeds from the sale of our common stock by the Forward Seller. We completed the offering on September 5, 2024.
In connection with the offering, we also entered into two forward sale agreements. The first forward sale agreement (the “Initial Forward Sale Agreement”), dated September 3, 2024, with the Forward Seller and Forward Counterparty, and the second forward sale agreement (the “Additional Forward Sale Agreement”, together with the Initial Forward Sale Agreement, the “Forward Sale Agreements”), dated September 4, 2024, with the Forward Seller and the Forward Counterparty. In connection with the Forward Sale Agreements, the Forward Seller (or its affiliate) borrowed from third parties and sold to the Underwriters an aggregate of 11.5 million shares of our common stock that was sold in the offering.
On December 30, 2024, we physically settled 3.25 million shares at a weighted average price of $19.04 per share, and we received proceeds of $61.9 million. All of the net proceeds will be used to fund new acquisitions. As of December 31, 2024, 8.25 million shares of our common stock remain to be settled under the Forward Sale Agreements, which if physically settled would provide additional proceeds to us of $155.8 million based on the forward price as of December 31, 2024. We expect to physically settle the remaining Forward Sale Agreements and receive proceeds, subject to certain adjustments, from the sale of those shares upon one or more such physical settlements within approximately twelve months from the date of the prospectus supplement, no later than September 5, 2025, the scheduled maturity date of the Forward Sale Agreements. Although we expect to settle the remaining Forward Sale Agreements entirely by the physical delivery of shares of our common stock for cash proceeds, we may also elect to cash or net share settle all or a portion of our obligations under the Forward Sale Agreements, in which case, we may receive or owe cash or shares of our common stock from or to the Forward Seller. The Forward Sale Agreements provided for an initial forward sale price of $18.96 per share, subject to certain adjustments pursuant to the terms of each of the Forward Sale Agreements. The Forward Sale Agreements are subject to early termination or settlement under certain circumstances.
Private Placement of $150 Million of Unsecured Notes
On August 19, 2024, we entered into a Note and Guaranty Agreement granting us the right to sell up to $150 million of unsecured notes (the “Private Placement”), consisting of $75 million aggregate principal amount of unsecured notes due October 1, 2031 and $75 million aggregate principal amount of unsecured notes due October 1, 2034, to an institutional investor in the Private Placement at fixed annual interest rates of 5.32% and 5.53%, respectively. On October 1, 2024, we received the proceeds from the Private Placement. As of January 6, 2025, we had used a portion of the proceeds to repay $114.0 million of property mortgages maturing in late 2024 and early 2025. The remaining proceeds were used to reduce the borrowings under the unsecured revolver and will be used to repay one property mortgage maturing in May 2025.
Shelf Registration Statement and ATM Program
On June 14, 2023, we replaced our previous shelf registration statement with our new shelf registration statement. On July 28, 2023, we entered into an equity distribution agreement pursuant to which we may from time to time offer and sell shares of our common stock under our shelf registration statement having an aggregate offering price of up to $450.0 million (the “2023 ATM Program”) in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act. Under the 2023 ATM Program, we may also enter into one or more forward sale transactions for the sale of shares of our common stock on a forward basis.
During the three months ended September 30, 2024, and December 31, 2024, we entered into forward sale transactions under the 2023 ATM Program for the forward sale of an aggregate 2,498,300 shares of our common stock with a maturity date of September 5, 2025 or November 13, 2025, respectively, as set forth in the forward sale transactions placement notice. On December 30, 2024, we physically settled all of these 2,498,300 shares of our common stock at a weighted average price of $20.06 per share and we received proceeds of $50.1 million. As of December 31, 2024, approximately $399.4 million remained available for issuance under the 2023 ATM Program.
Investment Grade Ratings
On March 4, 2024, we received an investment grade rating from Fitch Ratings (“Fitch”). Fitch has assigned a Long-Term Issuer Default Rating of ‘BBB’ to IRT with a stable outlook. In addition, Fitch has assigned a rating of ‘BBB’ to our operating partnership, IROP and our senior unsecured debt, which includes credit facilities and unsecured term loans.
On October 30, 2024, we received a ‘BBB’ issuer credit rating and stable outlook from S&P Global Ratings for IRT and our operating partnership, IROP.
Financing Strategy
We use a combination of debt and equity sources to fund our business objectives. We seek to maintain a capital structure that provides us with the flexibility to manage our business and pursue our growth strategies, while allowing us to service our debt requirements and generate appropriate risk-adjusted returns for our stockholders. We believe these objectives are best achieved by a capital structure that consists of common equity and prudent amounts of debt financing. However, we may raise capital in any form and under terms that we deem acceptable and in our best interests. Our longer-term goal is to reduce our leverage ratio by growing the net operating income at our communities through rental increases, including those driven by value add initiatives, and prudent expense management. If our Board of Directors changes our policies regarding our use of leverage, we expect that it will consider many factors, including, our long-term strategic plan, the leverage ratios of publicly traded REITs with similar investment strategies, the cost of leverage as compared to expected net operating income and general market conditions. For further description of our indebtedness at December 31, 2024, see “Part II-Item 8 Financial Statements and Supplementary Data-Note 5: Indebtedness” below. See also “Part I-Item 1A. Risk Factors – Risks Associated with Debt Financing” below for more information about risks associated with indebtedness and operating on a leveraged basis.
Development and Structure of Our Company; Segment
IRT was formed as a Maryland corporation on March 26, 2009 and conducts its business through a traditional umbrella partnership REIT (“UPREIT”) structure in which all of its assets are held by, and substantially all of its operations are conducted through, IRT’s operating partnership, IROP and subsidiaries of IROP. IROP was formed as a Delaware limited partnership on March 27, 2009. IRT is the sole general partner of IROP and manages and controls its business. As of December 31, 2024, IRT owned a 97.5% interest in IROP. The remaining 2.5% consists of IROP units issued to third parties in exchange for direct or indirect contributions of interests in properties to IROP. As limited partners in IROP, holders of IROP units have limited approval rights. Holders of IROP units have the right to tender their IROP units to us from time to time for cash in an amount equal to the market price (based on a trailing average computation) of an equivalent number of shares of IRT common stock at the time we receive notice of the exchange. We have the option, in lieu of paying cash, to settle the exchange for a number of shares of IRT common stock equal to the number of IROP units tendered for exchange.
Our wholly owned subsidiary, IRT Management, LLC (“IRT Management”), which was formed on October 26, 2016, is a full-service apartment property management company that, as of December 31, 2024 managed 33,615 apartment units, all of which are owned by us. IRT Management provides services to us in connection with the rental, leasing, operation and management of our properties. Substantially all of our assets are comprised of multifamily real estate assets generally leased to residents for a term of one-year or less. Therefore, we aggregate our real estate assets for reporting purposes and operate in one reportable segment, see “Part II-Item 8, Financial Statements and Supplementary Data-Note 11: Segment Reporting” below.
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
Our People. As of December 31, 2024, we had 917 employees, all of whom were employed in the United States, and none of whom are covered by collective bargaining agreements. We have experienced no material interruptions of our operations due to disputes with our employees.
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
Compensation, Benefits, Safety and Wellness. In addition to offering competitive salaries and wages, we offer our employees incentive compensation linked to the achievement of individual and corporate goals, and all of our employees receive stock-based compensation that vests over a number of years. We believe that tying compensation to specific goals and providing our employees an ownership interest in the company through stock awards aligns their interests more closely with those of our shareholders. We also offer comprehensive health and retirement benefits to eligible employees. Our current employee benefits include, but are not limited to, Medical, Prescription Drug, Dental and Vision Plans, Health Savings Accounts (HSA), Short-Term and Long-Term Disability Income, Life and Accidental Death and Dismemberment Insurance, Paid Time Off, Adoption Benefits, telemed services and a company-matched 401(K) Retirement Savings Plan. Our core health and welfare benefits are supplemented with a variety of specific programs designed to promote our employees’ well-being. These benefits help further stimulate an environment where we support and reward the efforts of our employees and their families to maintain and improve their overall well-being, their future plans, and their performance excellence.

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
Qualification as a Real Estate Investment Trust
We elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, (the “Code”), commencing with our taxable year ended December 31, 2011. We recorded no income tax expense for the years ended December 31, 2024, 2023, and 2022.
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

The table below reconciles the differences between reported net income, total taxable income and estimated REIT taxable income for the three years ended December 31, 2024 (dollars in thousands):

	For the Years Ended December 31,
	2024	2023	2022
Net income (loss)	$40,033	$(17,807)	$120,659
Add (deduct):
Depreciation and amortization differences	57,866	48,013	76,021
Gain/loss differences	148,964	173,337	10,457
Other book to tax differences:
Share-based compensation expense	60	(5,744)	(8,099)
Non Deductible Merger and integration costs	—	—	—
Other	4,382	8,036	414
Total taxable income	$251,305	$205,835	$199,452
Deductible capital gain distribution	(136,161)	(102,877)	(119,120)
Taxable income allocable to noncontrolling interest	(6,122)	(4,854)	(5,078)
Estimated REIT taxable income before dividends paid deduction	$109,022	$98,104	$75,254
For the year ended December 31, 2024, the tax classification of our dividends on common shares was as follows:

Record Date	Payment Date	Dividend Paid	Ordinary Income	Total Capital Gain Distribution	Unrecaptured Section 1250 Gain	Return of Capital	Section 199A
3/29/2024	4/19/2024	$0.1600	$0.0195	$0.1405	$0.0720	$—	$0.0195
6/28/2024	7/19/2024	0.1600	0.0195	0.1405	0.0720	—	0.0195
9/30/2024	10/18/2024	0.1600	0.0195	0.1405	0.0720	—	0.0195
12/27/2024	1/17/2025	0.1600	0.0195	0.1405	0.0720	—	0.0195
		$0.6400	$0.0780	$0.5620	$0.2880	$—	$0.0780
For the year ended December 31, 2023, the tax classification of our dividends on common shares was as follows:

Record Date	Payment Date	Dividend Paid	Ordinary Income	Total Capital Gain Distribution	Unrecaptured Section 1250 Gain	Return of Capital	Section 199A
3/31/2023	4/21/2023	$0.1400	$0.0364	$0.1036	$0.0560	$—	$0.0364
6/30/2023	7/21/2023	0.1600	0.0417	0.1183	0.0640	—	0.0417
9/29/2023	10/20/2023	0.1600	0.0417	0.1183	0.0640	—	0.0417
12/29/2023	1/19/2024	0.1600	0.0417	0.1183	0.0640	—	0.0417
		$0.6200	$0.1615	$0.4585	$0.2480	$—	$0.1615
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
Clawback Policy
On October 18, 2023, we adopted our current Clawback Policy to provide for the recoupment of certain incentive compensation pursuant to Section 954 of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, in the manner required by Section 10D of the Exchange Act, Rule 10D-1 promulgated thereunder, and NYSE listing standards. Our Clawback Policy is filed with this Annual Report as Exhibit 97. In addition, our Clawback Policy is available on our website, www.irtliving.com, and copies of our Clawback Policy can be obtained, free of charge, upon written request to Investor Relations, 1835 Market Street, Philadelphia, PA 19103.
Insider Trading Policy
We have adopted an Insider Trader Policy governing the purchase, sale and/or other dispositions of our securities by directors, officers and employees, and by us, that is reasonably designed to promote compliance with insider trading laws, rules and regulations and NYSE listing standards. A copy of our Insider Trading Policy is filed as an exhibit to this Annual Report on Form 10-K and is available on our website, www.irtliving.com. In addition to being accessible through this Annual Report on Form 10-K and our website, copies of our Insider Trading Policy can be obtained, free of charge, upon written request to Investor Relations, 1835 Market Street, Philadelphia, PA 19103.
Available Information
We file annual, quarterly and current reports, proxy statements and other information with the SEC. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The internet address of the SEC site is http://www.sec.gov. Our internet address is http://www.irtliving.com. We make our SEC filings available free of charge on or through our internet website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. In addition, the charters of our Board’s Compensation Committee, Audit Committee, and Nominating and Governance Committee, as well as, our Corporate Governance Guidelines, Insider Trading Policy, Whistle Blower Policy, Code of Ethics, Stock Ownership Guidelines, Clawback Policy, and Section 16 Reporting Compliance Procedures are available on our website free of charge. We are not incorporating by reference into this report any material from our website. The reference to our website is an inactive textual reference to the uniform resource locator (“URL”) and is for your reference only.“
Code of Ethics
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
•New infectious diseases could adversely affect our business operations.
Risks Associated with Debt Financing
•We have, and may continue to, incur mortgage indebtedness and other borrowings and are not limited in the amount or percentage of indebtedness that we may incur, which may increase our business risk.
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
As of December 31, 2024, substantially all of our investments are concentrated in the multifamily apartment sector. As a result, we are subject to risks inherent in investments in a single type of property. A downturn or slowdown in the demand for multifamily housing may have more pronounced effects on our results of operations or on the value of our assets than if we had diversified our investments into more than one asset class.
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
•the failure of the real estate market to attract the same level of capital investment in the future that it attracts at the time of our purchases, or a reduction in the number of companies seeking to acquire properties, may result in the value of our investments not appreciating or decreasing significantly below the amount we pay for these investments; and
•international military conflicts could affect oil and gas prices, cause supply chain disruptions and increase cybersecurity risks.
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
During the year ended December 31, 2024, we recognized an aggregate of $36.1 million in impairment charges. A further decline in the fair value of our assets may require us to recognize an impairment against such assets under generally accepted accounting principles as in effect in the United States (“GAAP”), if we were to determine that, with respect to any assets in unrealized loss positions, we do not have the ability and intent to hold such assets to maturity or for a period of time sufficient to allow for recovery to the amortized cost of such assets. If such a determination were to be made, we would recognize unrealized losses through earnings and write down the amortized cost of such assets to a new cost basis, based on the fair value of such assets on the date they are considered to be impaired. Such impairment charges reflect non-cash losses at the time of recognition; and subsequent disposition or sale of such assets could further affect our future losses or gains, as they are based on the difference between the sale price received and adjusted amortized cost of such assets at the time of sale. If we are required to recognize asset impairment charges in the future, these charges could materially and adversely affect our financial condition, liquidity, results of operations and the per share trading price of our common stock.
Short-term resident leases expose us to the effects of declining market rent, which could adversely impact our ability to make cash distributions to our stockholders.
We expect that most of our resident leases will be for a term of approximately one year or less. Because these leases generally permit the residents to leave at the end of the lease term without any penalty, our rental revenues may be impacted by declines in market rents more quickly than if our leases were for longer terms.
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
During 2024, the U.S. Federal Reserve decreased the target range for the federal funds rate by a total of 100 basis points in response to easing inflation with the goal of encouraging individuals and businesses to invest and spend. As of December 31, 2024, the federal funds rate was set at a range from 4.25% to 4.50% and this range was subsequently maintained at the U.S. Federal Reserve’s January 2025 meeting. In considering any adjustments to the target range for the federal funds rate, the U.S. Federal Reserve has indicated that it will carefully assess incoming economic data, the evolving outlook for inflation, and the balance of risks. Should the U.S. Federal Reserve raise the federal funds rate in the future, it will likely result in an increase in market interest rates, which will increase our interest expense under our variable-rate borrowings and the costs of refinancing existing indebtedness or obtaining new debt. In addition, increases in market interest rates may result in a decrease in the value of our real estate and a decrease in the market price of our common stock. Increases in market interest rates may also adversely affect the securities markets generally, which could reduce the market price of our common stock without regard to our operating performance. Any such unfavorable changes to our borrowing costs and stock price could significantly impact our ability to raise new debt and equity capital going forward.

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
As of December 31, 2024, the average age of our multifamily communities was approximately 16 years. While the majority of our properties are newly-constructed or have undergone substantial renovations since they were constructed, older properties may carry certain risks including unanticipated repair costs, increased maintenance costs as older properties continue to age, and cost overruns due to the need for special materials and/or fixtures specific to older properties. Although we take a proactive approach to property preservation, utilizing a preventative maintenance plan, and selective improvements that mitigate the cost impact of maintaining exterior building features and aging building components, if we are not able to cost-effectively maximize the life of our properties, we may incur greater than anticipated capital expenditure costs which may adversely affect our ability to make distributions to our stockholders.
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
The properties or businesses that we have acquired, or may acquire, may be subject to unknown or contingent liabilities for which we have limited or no recourse against the sellers. Unknown or contingent liabilities might include liabilities related to, among other things, the cleanup or remediation of undisclosed environmental conditions, liens or clouds on title, hidden defects in the physical condition of the property, non-compliance with zoning laws, building codes, or other legal requirements, many of which may not be known to us at the time of acquisition, liabilities under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), claims of residents, vendors or other persons dealing with the entities prior to the acquisition of such property, tax liabilities, and accrued but unpaid liabilities whether incurred in the ordinary course of business or otherwise. If any claim was asserted against us relating to those properties or entities, or if any adverse condition existed with respect to the properties or entities, we might have to pay substantial sums to settle or cure it, which could adversely affect our cash flow and operating results. While we will attempt to obtain appropriate representations and undertakings from the sellers of the properties or entities we acquire, many liabilities, including tax liabilities, may not be identified within the applicable contractual indemnification period, in which case we may have no recourse against any of the owners from whom we acquired such properties for these liabilities, or the sellers may not have the resources to satisfy their indemnification obligations if a liability arises. The existence of such liabilities could significantly adversely affect the value of the property subject to such liability.
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
Our information technology networks and related systems are essential to our ability to conduct our day to day operations. In addition, our business requires us to collect and hold personally identifiable information of our residents and prospective residents, and our employees and their dependents, in connection with our leasing and property management activities. As a result, we face risks associated with security breaches, whether through cyber-attacks or cyber intrusions over the internet, malware, computer viruses, attachments to emails, persons who access our systems from inside or outside our organization and other significant disruptions of our information technology networks and related systems. We undertake various actions to maintain the security and integrity of our information technology networks and related systems and have implemented various measures to manage the risk of a security breach or disruption. We also maintain cyber liability insurance to provide some coverage for certain risks arising out of data and network breaches. However, we cannot be sure that our security efforts and measures will be effective or that our cyber liability insurance coverage will be sufficient in the event of a cyber incident.
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
If new U.S. government regulations (i) heighten Fannie Mae’s and Freddie Mac’s underwriting standards, (ii) adversely affect interest rates and (iii) continue to reduce the amount of capital they can make available to the multifamily sector, it could reduce or remove entirely a vital resource for multifamily financing. Any potential reduction in loans, guarantees and credit-enhancement arrangements from Fannie Mae and Freddie Mac could jeopardize the effectiveness of the multifamily sector’s available financing and decrease the amount of available liquidity and credit that could be used to acquire and diversify our portfolio of multifamily assets, as well as dispose of our multifamily assets upon our liquidation, and our ability to refinance our existing mortgage obligations as they come due and obtain additional long-term financing for the acquisition of additional multifamily communities on favorable terms or at all. In addition, there has been and continues to be discussion about restructuring and privatizing Fannie Mae and Freddie Mac, and there is uncertainty regarding the impact of this action on us and buyers of our properties.
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
Certain of our properties are located in areas that have experienced and may experience catastrophic weather or other natural events from time to time, including fires, snow or ice storms, windstorms or hurricanes, earthquakes, flooding, prolonged periods of extreme temperatures or other severe weather. To the extent that extreme weather or natural events become more common or severe in areas where our communities are located, as a result of changes in the climate or otherwise, we could experience a significant increase in insurance premiums and deductibles, or a decrease in the availability of coverage, which may adversely affect our financial condition or results of operations. These adverse weather and natural events could cause damage or losses that may be greater than insured levels. In the event of a loss in excess of insured limits, we could lose our capital invested in the affected property, as well as anticipated future revenue related to the property. We could also continue to be obligated to repay any mortgage indebtedness related to the property.
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
In addition, changes in federal, state, and local legislation and regulation based on concerns about climate change and increasing climate-related disclosures could result in increased capital expenditures to improve the energy efficiency of our existing properties without a corresponding increase in revenues or may increase compliance and data collection costs if, and when, such laws and regulations become effective. For example, on March 6, 2024, the SEC adopted rules requiring disclosures of climate-related financial risks, greenhouse gas emissions and climate-related targets or transition plans. However, on April 4, 2024, the SEC issued an order to stay these rules pending judicial review following legal challenges. As of the date of this report, the implementation of the new climate-related disclosures remains indefinitely stayed. Additionally, administrative changes resulting from U.S. presidential elections, as well as changes in the majority party in both the U.S. House of Representatives and/or Senate from congressional elections, may create regulatory uncertainty with respect to climate change policy. We continue to monitor developments and assess the potential effect on our business, operations and financial statements.
We are subject to Environmental, Social, and Governance ("ESG") risks that could adversely affect our reputation and the market price of our securities.
We are subject to a variety of risks arising from ESG matters. ESG matters include, among others, climate risk, hiring practices, and our internal governance practices. Risks arising from ESG matters may adversely affect, among other things, our reputation and the market price of our securities.
Investors may consider the steps taken and resources allocated by multifamily owners and operators and other commercial organizations to address ESG matters when making investment and operational decisions. Certain investors may incorporate the business risks of climate change and the adequacy of companies’ responses to the risks posed by climate change and other ESG matters into their investment theses. These investing priorities may result in adverse effects on the market price of our securities to the extent that investors determine that their priorities on ESG matters do not align with our policies and practices.
Global pandemics could have a material adverse effect on our business, results of operations, cash flows and financial condition.
Infectious disease outbreaks could negatively impact our businesses in a number of ways. In response to infectious disease outbreaks in the past, various federal, state and local authorities have issued measures imposing restrictions on our ability to enforce tenants’ contractual rental obligations or more burdensome eviction processes to combat rising evictions resulting from financial hardships caused by the pandemic, and these authorities could issue similar measures if an infectious disease outbreak arises in the future. These measures make our ability to enforce tenants’ contractual rental obligations through evictions more onerous.
The potential negative impact of outbreaks or pandemics of infectious diseases on the health of our personnel, particularly if a significant number of them are impacted, could result in a deterioration in our ability to ensure business continuity during a disruption.
The COVID-19 pandemic caused, and new outbreaks or pandemics could cause, severe economic, market and other disruptions worldwide. In addition, the deterioration of global economic conditions as a result of infectious disease outbreaks may ultimately decrease the demand for multifamily communities within the markets in which we operate and may adversely impact occupancy levels and rental rates across our portfolio.
The extent of the effect of a future outbreak of infectious disease on our operational and financial performance will depend on future developments of the infectious disease, the spread and intensity of any such infectious disease and the availability and effectiveness of any vaccines, all of which are uncertain and difficult to predict.
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
Our properties may be subject to increases in tax rates, utility costs, operating expenses, insurance costs, repairs and maintenance, administrative and other expenses. Real estate taxes, utilities costs and insurance premiums, in particular, are subject to significant increases and fluctuations, which can be widely outside of our control. A number of our markets had tax reassessments in 2024 and we expect this to continue in future years. If our costs continue to rise, without being offset by a corresponding increase in rental rates, our results of operations could be negatively impacted, and our ability to pay our dividends and distributions and senior debt could be affected.
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
Risks Associated with Debt Financing
We have incurred, and may in the future, incur mortgage indebtedness and other borrowings and are not limited in the amount or percentage of indebtedness that we may incur, which may increase our business risks.
We have and intend to acquire properties subject to existing financing or by borrowing new funds. In addition, we have incurred, and may in the future, incur additional mortgage debt by obtaining loans secured by some, or all, of our real properties in order to obtain funds to acquire additional real properties and/or make capital improvements to properties. We may also borrow funds, if necessary, to satisfy the requirement that we generally distribute to stockholders as dividends at least 90% of our annual REIT taxable income (computed without regard to dividends paid and excluding net capital gain), or otherwise as is necessary or advisable to assure that we maintain our qualification as a REIT for U.S. federal income tax purposes.

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
In providing financing to us, a lender may impose restrictions on us that would affect our ability to incur additional debt, make certain investments, reduce liquidity below certain levels, make distributions to our stockholders and otherwise affect our distribution and operating policies. Our unsecured revolver and unsecured term loans include restrictions and requirements relating to the incurrence of debt, permitted investments, maximum level of distributions, maintenance of insurance, mergers and sales of assets and transactions with affiliates. We expect that any other loan agreements we enter into will contain similar covenants and may also impose other restrictions and limitations. Any such covenants, restrictions or limitations may limit our ability to make distributions to you and could make it difficult for us to satisfy the requirements necessary to maintain our qualification as a REIT for U.S. federal income tax purposes.
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
As of December 31, 2024, $794.5 million of our $2,310.9 million of total outstanding consolidated indebtedness bore interest at variable rates. If interest rates were to increase, our debt service obligations on the variable rate consolidated indebtedness would increase even though the amount borrowed would remain the same, and our net income and cash flows would correspondingly decrease. In order to partially mitigate our exposure to increases in interest rates, we have entered into interest rate swaps and collars on $700.0 million of our variable rate debt, which involve the exchange of variable for fixed rate interest payments. Taking into account our current interest rate swap and collar agreements, a 100-basis point increase in interest rates would result in a $1.0 million increase in annual interest expense. See Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Interest Rate Risk and Sensitivity.” To the extent that we use derivative financial instruments to hedge our exposure to variable rate consolidated indebtedness, we may be exposed to credit, basis and legal enforceability risks. Derivative financial instruments may include interest rate swap contracts, interest rate cap or floor contracts, futures or forward contracts, options or repurchase agreements. In this context, credit risk is the failure of the counterparty to perform under the terms of the derivative contract. If the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us. Basis risk occurs when the index upon which the contract is based is more or less variable than the index upon which the hedged asset or liability is based, thereby making the hedge less effective. Finally, legal enforceability risks encompass general contractual risks, including the risk that the counterparty will breach the terms of, or fail to perform its obligations under, the derivative contract. Moreover, hedging strategies involve transaction and other costs. If we are unable to manage these risks and costs effectively, our results of operations, financial condition and ability to make distributions may be adversely affected.
Some of our outstanding mortgage indebtedness contains, and we may in the future acquire or finance properties with debt that contains, lock-out provisions, which may prohibit us from selling a property, or may require us to maintain specified debt levels for a period of years on some properties.
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
We expect that we will incur additional indebtedness in the future. Certain of our outstanding debt contains, and we may in the future acquire or finance properties with debt containing, limited or no principal amortization, which would require that the principal be repaid at the maturity of the loan in a so-called “balloon payment.” As of December 31, 2024, the financing arrangements of our outstanding indebtedness could require us to make lump-sum or “balloon” payments of approximately $2,221.7 million at maturity dates that range from 2025 to 2034. At the maturity of these loans, assuming we do not have sufficient funds to repay the debt, we will need to refinance the debt. If the credit environment is constrained at the time of our debt maturities, we would have a very difficult time refinancing debt. In addition, for certain loans, we locked in our fixed-rate debt at a point in time when we were able to obtain favorable interest rate, principal payments and other terms. When we refinance our debt, prevailing interest rates and other factors may result in us paying a greater amount of debt service, which will adversely affect our cash flow and our ability to make distributions to our stockholders. If we are unable to refinance our debt on acceptable terms, we may be forced to choose from a number of unfavorable options, including agreeing to otherwise unfavorable financing terms on one or more of our unencumbered assets, selling one or more properties at disadvantageous terms, including unattractive prices, or defaulting on the mortgage and permitting the lender to foreclose. Any one of these options could have a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our stockholders.
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

We may be adversely affected by our use of SOFR as the base rate for our unsecured debt due to SOFR’s limited history compared to other benchmark rates and its potential to be volatile.
The credit agreement governing our unsecured revolving credit facility and unsecured term loans (the “Unsecured Credit Agreement”) provides that the benchmark for our debt is determined using the Secured Overnight Financing Rate (“SOFR”), unless SOFR was unavailable.
As of December 31, 2024, we had $794.5 million of such unsecured debt and interest rate swaps and collars with an aggregate notional value of $700.0 million outstanding that were indexed to SOFR. In addition, we had $305.5 million of available liquidity under our Unsecured Revolver that would be indexed to SOFR upon borrowing.
The publication of SOFR began in April 2018, and, therefore, its history is more limited than other benchmark rates. Given SOFR’s more limited history, it is difficult to predict SOFR’s future performance. Future levels of SOFR may bear little or no relation to the historical actual or historical indicative SOFR data. Prior observed patterns, if any, in the behavior of market variables and their relation to SOFR, such as correlations, may change in the future. While some pre-publication historical data has been released by the Federal Reserve Bank of New York (“FRBNY”), production of such historical indicative SOFR data inherently involves assumptions, estimates and approximations. No future performance of SOFR may be inferred from any of the historical actual or historical indicative SOFR data. Hypothetical or historical performance data are not indicative of, and have no bearing on, the potential performance of SOFR.
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
Issuances of additional debt may adversely impact our financial condition.
Our capital requirements depend on numerous factors, including the rental and occupancy rates of our multifamily properties, minimum dividend requirements to our equity holders, development, redevelopment and other capital expenditures, costs of operations, and potential acquisitions. If our capital requirements vary materially from our plans, we may require additional financing earlier than anticipated. If we issue more debt we could become more leveraged, resulting in increased risk of default on our obligations and an increase in our debt service requirements, both of which could adversely affect our financial condition and ability to access debt and equity capital markets in the future.
Failure to maintain our current credit ratings could adversely affect our cost of funds, related margins, liquidity and access to capital markets.
Fitch and Standard & Poor’s, two of the major debt rating agencies, routinely evaluate our debt and have each assigned us investment grade ratings of BBB on our senior unsecured debt. These ratings are based upon a number of factors, which include their assessment of our financial strength liquidity, capital structure, asset quality and sustainability of cash flow and earnings. Due to changes in market conditions, we may not be able to maintain our current credit ratings, which could adversely affect our cost of funds and related margins, liquidity and access to capital markets.
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
Various state and local governments have enacted and may continue to enact rent control, rent stabilization, or limitations, and similar laws and regulations that could limit our ability to raise rents or charge certain fees, including laws or court orders, either of which could have a retroactive effect. We have seen a recent increase in governments enacting or considering, or being urged to consider, such laws and regulations. Federal, state and local governments or courts also have made, and may make in the future, changes to laws related to allowable fees and rents, eviction, resident screening and other tenants’ rights laws and regulations (including changes that apply retroactively) that could adversely impact our results of operations and the value of our properties. Laws and regulations regarding rent control, rent stabilization, eviction, resident screening, tenants’ rights, and similar matters, as well as any lawsuits against us arising from such laws and regulations, may limit our ability to charge market rents, limit our ability to increase rents, evict delinquent tenants or change fees, or recover increases in our operating expenses, which could have an adverse effect on our results of operations and the value of our properties.

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
These super-majority vote requirements do not apply if the corporation’s common stockholders receive a minimum price, as defined under the Maryland General Corporation Law, for their shares in the form of cash or other consideration in the same form as previously paid by the interested stockholder for its shares. The Maryland General Corporation Law also permits various exemptions from these provisions, including business combinations that are exempted by the board of directors before the time that the interested stockholder becomes an interested stockholder. Pursuant to the statute, our board of directors has by resolution exempted business combinations between us and any other person from these provisions of the Maryland General Corporation Law, provided that the business combination is first approved by our board of directors and, consequently, the five-year prohibition and the supermajority vote requirements will not apply to such business combinations. As a result, any person approved by our board of directors will be able to enter into business combinations with us that may not be in the best interests of our stockholders without compliance by us with the supermajority vote requirements and other provisions of the statute. This resolution, however, may be altered or repealed in whole or in part at any time. If this resolution is repealed, or our board of directors does not otherwise approve a business combination, the statute may discourage others from trying to acquire control of us and increase the difficulty of consummating any offer.
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

We also maintain comprehensive insurance for errors and omissions, cyber security and other corporate events, with policy specifications and insured limits that we believe are adequate and appropriate under the circumstances. Material losses may occur in excess of insurance proceeds with respect thereto which are either uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments.
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
Our use of social media presents risks.
Our use of social media could cause us to suffer brand damage or unintended information disclosure. Negative posts or communications about us on a social networking website could damage our reputation. Further, employees or others may disclose non-public information regarding us or our business or otherwise make negative comments regarding us on social networking or other websites, which could adversely affect our business and results of operations. As social media evolves, we will be presented with new risks and challenges.
Lawsuits or other legal proceedings could result in substantial costs.
We are subject to various lawsuits and other legal proceedings and claims that arise in the ordinary course of our business operations. Although we may have insurance to cover some or all of the costs to defend and settle these suits, we may incur the cost of any uninsured or excess costs thereof. The defense or settlement of any lawsuit or claim may adversely affect our business, financial condition, or results of operations or result in increased insurance premiums.
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
Social, political and economic changes or instability, or other circumstances beyond our control could affect our business operations.
Our business may be adversely affected by social, political and economic instability, unrest or disruption, including legal, regulatory and policy changes by a new presidential administration in the U.S., protests, demonstrations, strikes, riots, civil disturbance, disobedience, insurrection, or social and other political unrest. Such events may result in restrictions, curfews or other actions and give rise to significant changes in regional and global economic conditions and cycles, which may adversely affect our financial condition and operations.

Changes in federal policy, including tax policies, and at regulatory agencies occur over time through policy and personnel changes following elections, which can lead to changes involving the level of oversight and focus on certain industries and corporate entities. The nature, timing, and economic and political effects of potential changes to the current legal and regulatory frameworks affecting the real estate industry remain highly uncertain. Additionally, changes in federal policy that affect the geopolitical landscape, such as the imposition of tariffs and changes to U.S. trade policy, have, and could in the future, lead to adverse effects on the U.S. domestic economy and our business operations.
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
We rely on a multidisciplinary team, including our information security personnel, legal department, management, and third-party service providers, as described further below, to identify, assess, and manage cybersecurity threats and risks. We identify and assess risks from cybersecurity threats by monitoring and evaluating our threat environment and our risk profile using various methods including, for example, using manual and automated tools, subscribing to reports and services that identify cybersecurity threats, analyzing reports of threats and threat actors, conducting scans of the threat environment, evaluating our industry’s risk profile, utilizing internal and external audits, and conducting threat and vulnerability assessments. We perform simulations and drills for responding to cybersecurity threats at both a technical and management level. We incorporate external expertise and reviews in all aspects of our cybersecurity program. All of our employees receive annual cybersecurity awareness training.
Management, in coordination with our information technology department, is responsible for hiring appropriate personnel, helping to integrate cybersecurity risk considerations into the Company’s overall risk management strategy by educating, and communicating key priorities such as potential threat awareness, vendor scrutiny and device security to relevant personnel. Management is also responsible for approving budgets, approving cybersecurity processes, and reviewing cybersecurity assessments and other cybersecurity-related matters.
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
We have experienced various types of cyber-attack incidents which, to date, have been contained and did not have a material impact on our business strategy, results of operations or financial condition. As a result of such incidents, we continue to implement new controls, governance, technical protections, and other procedures to mitigate and prevent future incidents. We have a cybersecurity committee that is composed of our Executive Vice President of Technology, our Director of Information Technology and our General Counsel. The committee meets quarterly to review any incidents and incident responses and reports its findings to the President and Chief Financial Officer. We may incur substantial costs and suffer other negative consequences such as liability, reputational harm and significant remediation costs and experience material harm to our business and financial results if we, or our vendors or suppliers fall victim to other successful cyber-attacks.
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
Within the principal functions of the Risk Committee are its responsibilities in overseeing cybersecurity risk, information security, and technology risk, as a well as management’s actions to identify, assess, mitigate, and remediate material issues. On a quarterly basis, our Executive Vice President of Technology provides information to our President and Chief Financial Officer, who reports to our Chief Executive Officer and the Risk Committee on our cybersecurity risk capabilities and threats.
Our Executive Vice President of Technology has extensive cybersecurity knowledge and skills gained from over six years of work experience on the security team at IRT and an extensive career in the technology and cybersecurity industries. Our Executive Vice President of Technology heads the team responsible for implementing and maintaining cybersecurity and data protection practices at IRT and reports directly to the President and Chief Financial Officer.

ITEM 2.    Properties
We hold fee title to all of the multifamily properties in our portfolio (other than four properties owned by unconsolidated joint ventures in which we hold interests and one development property). The following table presents an overview of our consolidated portfolio as of December 31, 2024:

Market	Property Count	Units (a)	Gross Cost	Accumulated Depreciation	Net Book Value	Period End Occupancy (b)	Average Occupancy (c)	Average Effective Rent per Occupied Unit (d)
Atlanta, GA	13	5,180	$1,107,680	$(124,992)	$982,688	93.8%	93.8%	$1,599
Austin, TX	1	256	60,302	(6,152)	54,150	96.5%	96.5%	1,791
Birmingham, AL	1	720	122,694	(12,582)	110,112	96.1%	96.1%	1,425
Charleston, SC	2	518	82,210	(17,489)	64,721	95.7%	95.7%	1,739
Charlotte, NC	4	1,014	262,601	(19,508)	243,093	93.6%	93.6%	1,562
Cincinnati, OH	2	542	124,877	(10,806)	114,071	96.8%	96.8%	1,624
Columbus, OH	10	2,510	380,928	(53,930)	326,998	95.6%	95.6%	1,511
Dallas, TX	14	4,007	880,188	(93,128)	787,060	96.5%	96.5%	1,809
Denver, CO	7	1,722	495,388	(38,339)	457,049	95.0%	95.0%	1,775
Greenville, SC	1	702	126,274	(11,283)	114,991	92.8%	92.8%	1,290
Houston, TX	5	1,308	214,977	(18,267)	196,710	96.6%	96.6%	1,432
Huntsville, AL	4	1,051	241,595	(20,027)	221,568	95.7%	95.7%	1,456
Indianapolis, IN	7	1,979	294,522	(36,802)	257,720	95.3%	95.3%	1,435
Lexington, KY	3	886	163,697	(14,278)	149,419	96.8%	96.8%	1,408
Louisville, KY	4	1,150	143,283	(35,057)	108,226	96.8%	96.8%	1,330
Memphis, TN	4	1,383	160,408	(42,175)	118,233	94.7%	94.7%	1,495
Myrtle Beach, SC - Wilmington, NC	3	628	68,341	(13,111)	55,230	94.3%	94.3%	1,396
Nashville, TN	5	1,508	375,025	(32,435)	342,590	96.0%	96.0%	1,627
Oklahoma City, OK	8	2,147	337,446	(42,305)	295,141	96.3%	96.3%	1,228
Orlando, FL	2	617	132,879	(11,243)	121,636	94.0%	94.0%	1,840
Raleigh - Durham, NC	6	1,690	254,625	(50,440)	204,185	94.2%	94.2%	1,553
San Antonio, TX	1	306	57,527	(5,107)	52,420	98.0%	98.0%	1,444
Tampa-St. Petersburg, FL	6	1,791	399,163	(44,083)	355,080	96.1%	96.1%	1,963
TOTAL	113	33,615	$6,486,630	$(753,539)	$5,733,091	95.4%	95.4%	$1,572
(a)Units represent the total number of units available for rent at December 31, 2024.
(b)Period end occupancy for each of our properties is calculated as (i) total units rented as of December 31, 2024 divided by (ii) total units available for rent as of December 31, 2024, expressed as a percentage.
(c)Average occupancy represents the daily average occupancy of available units for the three-month period ended December 31, 2024.
(d)Average effective monthly rent, per unit, represents the average monthly rent for all occupied units for the three-month period ended December 31, 2024.
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
Starting around November 2022, putative class action representatives began filing complaints in various United States District Courts across the country naming as defendants RealPage, Inc. (“RealPage”), a seller of revenue management products, and approximately 50 defendants who own and/or manage multifamily residential rental housing, alleging that the defendants conspired to fix, raise, maintain, and stabilize rent prices in violation of Section 1 of the Sherman Act and requesting damages thereunder. Some of the complaints, including one filed on November 14, 2022 in the U.S. District Court for the Northern District of Illinois, named us as one of the defendants, and others did not. On April 10, 2023, the United States Judicial Panel on Multidistrict Litigation issued an order transferring the cases to the United States District Court for the Middle District of Tennessee for coordinated and consolidated pretrial proceedings, where plaintiffs filed a consolidated complaint. We filed an answer to the consolidated complaint and asserted affirmative defenses. We deny all allegations of wrongdoing and are currently defending, and will continue to defend against these claims vigorously.
ITEM 4.    Mine Safety Disclosures
Not applicable.

PART II
ITEM 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information; Holders
Our common stock is listed and traded on the New York Stock Exchange (“NYSE”) under the symbol “IRT”. At the close of business on February 13, 2025, the closing price for our common stock on the NYSE was $20.51 per share and there were 4,685 holders of record, one of which is the holder for all beneficial owners who hold in street name.
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
PERFORMANCE GRAPH
The following graph compares the index of the cumulative total stockholder return on our common stock for the measurement period beginning December 31, 2019 and ending December 31, 2024 with the cumulative total returns of the National Association of Real Estate Investment Trusts (NAREIT) Equity REIT index and the Russell 3000 Index. The following graph assumes that each index was 100 on the initial day of the relevant measurement period and that all dividends were reinvested.

	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024
IRT	100.00	100.23	197.63	132.65	125.18	167.97
Russell 3000	100.00	120.83	151.72	122.50	154.25	190.83
NAREIT Equity	100.00	94.88	134.06	100.62	112.04	117.56

Unregistered Sales of Equity Securities
As of January 1, 2024, an aggregate of 5,946,571 IROP units were outstanding and held by unaffiliated third parties. As discussed above, holders of IROP units may tender their units to us for cash in an amount equal to the market price (based on a trailing average computation) of an equivalent number of shares of IRT common stock at the time we receive notice of the exchange. We have the option, in lieu of paying cash, to settle the exchange for a number of shares of IRT common stock equal to the number of IROP units tendered for exchange. On February 6, 2024, we issued 4,928 shares of common stock in exchange for an equal number of IROP units. Our issuances of shares of common stock were exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended. As a result of the foregoing exchange of IROP units, an aggregate of 5,941,643 IROP units held by unaffiliated third parties were outstanding at December 31, 2024 and as of February 13, 2025.
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
Business Objective and Investment Strategies
See Item 1. Business for discussion regarding our business objective and investment strategies and for an additional discussion regarding developments in our business during 2024.

Results of Operations
The following discussion is based on our Consolidated Financial Statements for the years ended December 31, 2024 and 2023. Refer to Item 7, “Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2023 for a comparison of the year ended December 31, 2023 to the year ended December 31, 2022.
Year Ended December 31, 2024 Compared to the Year Ended December 31, 2023

	SAME-STORE PROPERTIES				NON SAME-STORE PROPERTIES				CONSOLIDATED
(Dollars in thousands except per unit data)	2024	2023	Increase (Decrease)	% Change	2024	2023	Increase (Decrease)	% Change	2024	2023	Increase (Decrease)	% Change
Statistical Property Data:
Number of properties (1)	107	107	—	—	6	9	(3)	(33.3)%	113	116	(3)	(2.6)%
Number of units (1)	31,433	31,433	—	—	2,182	2,998	(816)	(27.2)%	33,615	34,431	(816)	(2.4)%
Average occupancy (1)(2)	95.2%	94.1%	1.1%	1.1%	92.4%	93.5%	(1.1)%	(1.2)%	95.0%	94.0%	1.0%	1.1%
Average effective monthly rent, per unit (1)(2)	$1,563	$1,543	$20	1.3%	$1,616	$1,617	$(1)	(0.1)%	$1,572	$1,543	$29	1.9%
Revenue:
Rental and other property revenue	$602,584	$585,277	$17,307	3.0%	$36,329	$74,564	$(38,235)	(51.3)%	$638,913	$659,841	$(20,928)	(3.2)%
Expenses:
Property operating expenses	221,000	215,697	5,303	2.5%	14,588	28,633	(14,045)	(49.1)%	235,588	244,330	(8,742)	(3.6)%
Net Operating Income	$381,584	$369,580	$12,004	3.2%	$21,741	$45,931	$(24,190)	(52.7)%	$403,325	$415,511	$(12,186)	(2.9)%

Other Revenue:
Other revenue									$1,122	$1,142	$(20)	(1.8)%
Corporate and other expenses:
Property management expenses									29,923	27,081	2,842	10.5%
General and administrative expenses									24,245	22,766	1,479	6.5%
Depreciation and amortization expense									220,854	218,968	1,886	0.9%
Casualty losses									3,935	925	3,010	325.4%
Interest expense									(76,141)	(89,921)	13,780	(15.3)%
(Loss on impairment) gain on sale of real estate assets, net									(9,862)	(66,547)	56,685	(85.2)%
(Gain) loss on extinguishment of debt									200	(124)	324	-261.3%
Other (loss) income, net									(1)	(427)	426	(99.8)%
Income (loss) from investments in unconsolidated real estate entities									347	(4,488)	4,835	(107.7)%
Restructuring costs									—	(3,213)	3,213	(100.0)%
Net income (loss)									40,033	(17,807)	57,840	(324.8)%
(Income) loss allocated to noncontrolling interests									(742)	580	(1,322)	(227.9)%
Net income (loss) available to common shares									$39,291	$(17,227)	$56,518	(328.1)%
(1)Excludes our one development project. See Non-GAAP Financial Measures for our definition of a development property and our methodology for determining same-store properties.
(2)Excludes one former development project that reached overall occupancy of 90.0% during the three months ended December 31, 2024.

Revenue
Rental and other property revenue. Rental and other property revenue decreased $20.9 million to $638.9 million for the year ended December 31, 2024 from $659.8 million for the year ended December 31, 2023. The decrease was primarily attributable to a $38.2 million decrease in non same-store rental and other property revenue driven by the sale of ten properties under the Portfolio Optimization and Deleveraging Strategy. This decrease in non same-store rental and other property revenue was partially offset by an increase in same-store rental and other property revenue of $17.3 million driven by a 1.3% increase in average effective monthly rents and a 1.1% increase in average occupancy compared to the prior year period.
Expenses
Property operating expenses. Property operating expenses decreased $8.7 million to $235.6 million for the year ended December 31, 2024 from $244.3 million for the year ended December 31, 2023. The decrease was primarily due to a $14.0 million decrease in non same-store property operating expenses, due to the sale of ten properties under our Portfolio Optimization and Deleveraging Strategy partially offset by a $5.3 million increase in same-store property operating expenses primarily due to higher personnel expenses, utilities, advertising, and property insurance, partially offset by a decrease in real estate taxes. Same-store advertising expenses increased 19.5% during the year ended December 31, 2024 compared to the prior year period, as we increased investment in our brand.
Property management expenses. Property management expenses increased $2.8 million to $29.9 million for the year ended December 31, 2024 from $27.1 million for the year ended December 31, 2023. The increase was primarily due to higher personnel costs primarily driven by employee retention credits recognized in 2023 and higher software costs driven by centralization efforts.
General and administrative expenses. General and administrative expenses increased $1.5 million to $24.2 million for the year ended December 31, 2024 from $22.8 million for the year ended December 31, 2023. The increase was primarily due to the prior year period including the reversal of stock compensation and bonus expense related to executive departures that occurred in 2023 and employee retention credits recognized in 2023.
Depreciation and amortization expense. Depreciation and amortization expense increased $1.9 million to $220.9 million for the year ended December 31, 2024 from $219.0 million for the year ended December 31, 2023. The increase was primarily due to higher intangible asset amortization expenses during the year ended December 31, 2024, compared to the prior year. This was partially offset by lower depreciation expenses from properties sold in 2024.
Casualty losses (gains), net. During the year ended December 31, 2024, we incurred $3.9 million in net casualty losses due to winter storm damage and fire at various properties where the carrying value of the damage exceeded insurance proceeds due to policy deductibles. During the year ended December 31, 2023, we incurred $0.9 million in net casualty losses due to fires at three properties and winter storm damage at various properties where the carrying value of the damage exceeded insurance proceeds due to policy deductible levels.
Interest expense. Interest expense decreased $13.8 million to $76.1 million for the year ended December 31, 2024 from $89.9 million for the year ended December 31, 2023. The decrease was primarily driven by the reduction of debt associated with the sale of ten properties under the Portfolio Optimization and Deleveraging Strategy, partially offset by a 0.1% increase in our weighted average effective interest rate from 4.2% for the full year 2023 to 4.3% for the full year 2024.
(Loss on impairment) gain on sale of real estate assets, net. During the year ended December 31, 2024, we sold seven multifamily properties resulting in a gain on sale of $11.1 million. In addition, as of December 31, 2024, we identified one multifamily property as held for sale and recorded a loss on impairment of $21.0 million as a result of the carrying value of the real estate exceeding the expected sales price, less transaction costs. During the year ended December 31, 2023, we sold five multifamily properties resulting in a loss on impairment of $33.5 million. In addition, as of December 31, 2023, we identified six multifamily properties as held for sale and recorded a loss on impairment of $33.0 million as a result of the carrying value of the real estate exceeding the expected sales price, less transaction costs.
Income (loss) from investments in unconsolidated real estate entities. Income (loss) from investments in unconsolidated real estate entities increased $4.8 million to a $0.3 million gain for the year ended December 31, 2024, from $4.5 million loss for the year ended December 31, 2023, primarily due to an increase in our proportionate share of net earnings of unconsolidated real estate entities, which primarily included a gain from the liquidation of one of our unconsolidated real estate entities partially offset by the operating losses of the unconsolidated real estate entities.
Restructuring costs. We incurred no restructuring costs during the year ended December 31, 2024. During the year ended December 31, 2023, we incurred approximately $3.2 million of severance costs related to the reorganization of certain departments that impacted a limited number of employees.
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

Set forth below is a reconciliation of net income (loss) to FFO and CFFO for the years ended December 31, 2024, 2023 and 2022 (in thousands, except share and per share information):

	For the Year Ended December 31, 2024		For the Year Ended December 31, 2023		For the Year Ended December 31, 2022
	Amount	Per Share (1)	Amount	Per Share (1)	Amount	Per Share (1)
Net income (loss)	$40,033	$0.17	$(17,807)	$(0.08)	$120,659	$0.53
Adjustments:
Real estate depreciation and amortization	219,360	0.95	217,716	0.94	251,545	1.10
Our share of real estate depreciation and amortization from investments in unconsolidated real estate entities	1,581	0.01	2,115	0.01	2,320	0.01
Loss on impairment (gain on sale) of real estate assets, net, excluding prepayment gains	11,815	0.05	68,447	0.30	(111,347)	(0.49)
FFO	$272,789	$1.18	$270,471	$1.17	$263,177	$1.15

FFO	$272,789	$1.18	$270,471	$1.17	$263,177	$1.15
Adjustments:
Other depreciation and amortization	1,493	0.01	1,252	0.01	1,304	0.01
Casualty losses (gains), net	3,935	0.02	925	0.01	(8,866)	(0.04)
Loan (premium accretion) discount amortization, net	(9,167)	(0.04)	(10,899)	(0.04)	(11,005)	(0.05)
Prepayment (gains) losses on asset dispositions	(1,953)	(0.01)	(1,900)	(0.01)	(409)	—
(Gain) loss on extinguishment of debt	(200)	—	124	—	—	—
Other expense (income)	1	—	743	—	(2,298)	(0.01)
Merger and integration costs	—	—	—	—	5,505	0.02
Restructuring costs	—	—	3,213	0.01	—	—
CFFO	$266,898	$1.16	$263,929	$1.15	$247,408	$1.08
(1)Based on 230,741,085, 230,364,184, and 228,452,958 weighted average shares and units outstanding for the years ended December 31, 2024, 2023, and 2022, respectively.
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
Set forth below is a reconciliation of GAAP net income (loss) to Same-Store Portfolio(a) NOI for the years ended December 31, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2024	2023	% change
Net income (loss)	$40,033	$(17,807)	324.8%
Other revenue	(1,122)	(1,142)	(1.8)%
Property management expenses	29,923	27,081	10.5%
General and administrative expenses	24,245	22,766	6.5%
Depreciation and amortization expense	220,854	218,968	0.9%
Casualty losses	3,935	925	325.4%
Interest expense	76,141	89,921	(15.3)%
Loss on impairment (gain on sale) of real estate assets, net	9,862	66,547	(85.2)%
(Gain) loss on extinguishment of debt	(200)	124	(261.3)%
Other loss (income), net	1	427	(99.8)%
(Income) loss from investments in unconsolidated real estate entities	(347)	4,488	107.7%
Restructuring costs	—	3,213	(100.0)%
NOI	403,325	415,511	(2.9)%
Less: Non same-store portfolio NOI	21,741	45,931	(52.7)%
Same-store portfolio(a) NOI	$381,584	$369,580	3.2%
(a)Same-Store Portfolio for the years ended December 31, 2024 and 2023 included 107 properties containing 31,433 units.

Set forth below is Same-Store Portfolio (a) NOI for the years ended December 31, 2024 and 2023 (in thousands, except per unit data):

	Year Ended December 31,
	2024	2023	% change
Revenue:
Rental and other property revenue	$602,584	$585,277	3.0%
Property Operating Expenses
Real estate taxes	69,863	72,518	(3.7)%
Property insurance	15,698	14,618	7.4%
Personnel expenses	49,504	45,592	8.6%
Utilities	30,210	28,296	6.8%
Repairs and maintenance	19,791	20,122	(1.6)%
Contract services	21,846	21,584	1.2%
Advertising expenses	7,578	6,342	19.5%
Other expenses	6,510	6,625	(1.7)%
Total property operating expenses	221,000	215,697	2.5%
Same-store portfolio(a) NOI	$381,584	$369,580	3.2%

Same-store portfolio NOI Margin	63.3%	63.1%	0.2%
Average Occupancy	95.2%	94.1%	1.1%

Average effective monthly rent, per unit	$1,563	$1,543	1.3%
(a)Same-Store Portfolio for the years ended December 31, 2024 and 2023 included 107 properties containing 31,433 units.
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
Our primary cash requirements are to:
•make investments, continue our value add initiatives, and improve the quality and performance of our properties;
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
We intend to meet our liquidity requirements primarily through a combination of one or more of the following:
•the use of our cash and cash equivalents of $21.2 million as of December 31, 2024;
•existing and future unsecured financing, including advances under our unsecured revolver, and financing secured directly or indirectly by the apartment properties in our portfolio;

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
Stock Repurchase Program
On May 18, 2022, our Board of Directors authorized a common stock repurchase program (the “Stock Repurchase Program”) covering up to $250 million in shares of our common stock. Under the Stock Repurchase Program, we, in our discretion, may purchase our shares from time to time in the open market or in privately negotiated transactions. The amount and timing of the purchases will depend on a number of factors, including the price and availability of our shares, trading volumes and general market conditions. The Stock Repurchase Program has no time limit and may be suspended or discontinued at any time. During the year ended December 31, 2024, we had no repurchases of shares under the Stock Repurchase Program.
Cash Flows
As of December 31, 2024 and 2023, we maintained cash, cash equivalents, and restricted cash of approximately $43.5 million and $50.7 million, respectively. Our cash and cash equivalents were generated from the following activities (dollars in thousands):

	For the Years Ended December 31,
	2024	2023	2022
Cash flows provided by operating activities	$259,753	$262,170	$249,537
Cash flows used in investing activities	(20,605)	(1,712)	(135,766)
Cash flows used in financing activities	(246,428)	(253,743)	(135,425)
Net change in cash and cash equivalents, and restricted cash	(7,280)	6,715	(21,654)
Cash and cash equivalents, and restricted cash, beginning of period	50,732	44,017	65,671
Cash and cash equivalents, and restricted cash, end of the period	$43,452	$50,732	$44,017
Our cash flows provided by operating activities during the years ended December 31, 2024, 2023 and 2022 were primarily driven by the ongoing operations of our properties.
Our cash flows used in investing activities during the year ended December 31, 2024 were primarily driven by $238.6 million of outflows related to the acquisitions of three multifamily apartment communities, $118.3 million of capital expenditures, $56.8 million in additions to real estate under development, and $11.6 million of outflows related to our investments in four unconsolidated real estate entities, partially offset by $390.9 million of inflows from property dispositions, $9.1 million in return of investments in unconsolidated real estate entities and $4.7 million in proceeds from insurance claims.
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
Our cash flows used in financing activities during the year ended December 31, 2024 were primarily driven by mortgage principal repayments of $314.1 million, distributions of $147.8 million, and repayments under our credit facilities, net of new borrowings of $40.7 million, partially offset by $150.0 million of proceeds from our private placement of unsecured notes, and $111.3 million of proceeds from the issuance of common stock in connection with our recent public equity offering.
Our cash flows used in financing activities during the year ended December 31, 2023 were primarily driven by distributions of $138.5 million and mortgage principal repayments of $129.6 million partially offset by new borrowings on the unsecured revolver, net of repayments of $19.7 million.
Our cash flows used in financing activities during the year ended December 31, 2022 were primarily driven by distributions on our common stock of $105.8 million, and mortgage principal repayments of $53.4 million partially offset by proceeds from the issuance of common stock of $48.7 million.
Capitalization
Expanded Unsecured Revolver
On January 8, 2025, IROP entered into the Fifth Amended and Restated Credit Agreement (the “Fifth Restated Credit Agreement”) by and among IROP, as borrower, IRT as parent guarantor, KeyBank National Association, as administrative agent, and the other agents and lender parties thereto,which amended and restated in its entirety the Fourth Amended and Restated Credit Agreement dated as of July 25, 2022 (the “Fourth Restated Credit Agreement”). The Fourth Restated Credit Agreement provided for a $500.0 million unsecured revolving credit facility (the “Unsecured Revolver”) with a January 31, 2026 scheduled maturity date and two unsecured term loans, specifically: (i) a $200.0 million term loan with a May 18, 2026 maturity date (the “2026 Term Loan”) and (ii) a $400.0 million term loan with a January 28, 2028 maturity date (the “2028 Term Loan”). The Fifth Restated Credit Agreement increases the maximum principal amount of the Unsecured Revolver to $750.0 million, which represents an increase of $250.0 million over the Fourth Restated Credit Agreement, and extends its maturity date until January 8, 2029. The Fifth Restated Credit Agreement also releases the Subsidiary Guarantors which were parties to the Fourth Restated Credit Agreement.
The Fifth Restated Credit Agreement increases the aggregate amount of borrowings under the credit agreement to $1.35 billion and permits IROP to request an increase in such aggregate amount to up to $2.0 billion subject to certain terms and conditions, including receipt of commitments from one or more lenders, whether or not currently parties to the Fifth Restated Credit Agreement, to provide such increased amounts, which increase may be allocated, at IROP’s option, to the Unsecured Revolver and/or to one or more of the Term Loans, in accordance with the Restated Credit Agreement.
Borrowings under the 2026 Term Loan bear interest at a rate equal to either (i) the SOFR rate plus a margin of 80 to 160 basis points, or (ii) a base rate plus a margin of 0 to 60 basis points. These margins represent a 5-basis point decrease from those applicable to the 2026 Term Loan. The margin for borrowings under the Unsecured Revolver and the 2028 Term Loan remain unchanged, with (1) Unsecured Revolver borrowings bearing interest at a rate equal to either (i) the SOFR rate plus a margin of 72.5 to 140 basis points, or (ii) a base rate plus a margin of 0 to 40 basis points; and (2) 2028 Term Loan borrowings bearing interest at a rate equal to either (i) the SOFR rate plus a margin of 80 to 160 basis points, or (ii) a base rate plus a margin of 0 to 60 basis points. The applicable margin will be determined based upon IRT’s credit rating. At the time of closing, based on IRT’s credit rating along with IROP’s consolidated leverage ratio, the applicable SOFR margin was 77.5 basis points for the Unsecured Revolver and 85 basis points for both the 2026 Term Loan and 2028 Term Loan. Overall, this reflects a weighted average reduction in margin of approximately 34 basis points compared to the interest rate margins in place prior to IRT’s receipt of investment grade credit ratings.
The Fifth Restated Credit Agreement contains customary covenants for credit facilities of this type, including restrictions on our ability to take the following actions: (i) make distributions after an event of default; (ii) incur debt; (iii) make investments; (iv) grant or suffer liens; (v) undertake mergers, consolidations, asset sales and other fundamental entity changes; (vi) make material changes to contracts and organizational documents; and (vii) enter into transactions with affiliates.
The Fifth Restated Credit Agreement also contains financial covenants applicable to us involving (i) maximum consolidated total debt to total asset value, (ii) maximum distributions, (iii) maximum secured debt to total asset value, (iv) maximum unsecured debt to eligible unencumbered properties, and (v) minimum consolidated fixed charge coverage. The Fifth Restated Credit Agreement provides for certain customary events of default, including among others, non-payment of principal, interest or other amounts when due, inaccuracy of representations and warranties, violation of covenants, cross defaults with certain other indebtedness, insolvency or inability to pay debts, bankruptcy, or a change of control.
Completed Public Offering of 11.5 Million Shares of Common Stock
On September 3, 2024, we entered into an underwriting agreement with Citigroup Global Markets Inc., KeyBanc Capital Markets Inc. and RBC Capital Markets LLC as representatives of the several underwriters named therein, (collectively, the “Underwriters”), and Citigroup Global Markets Inc. in its capacity as agent (in such capacity, the “Forward Seller”) for Citibank, N.A., as forward counterparty (the “Forward Counterparty”) and the Forward Counterparty related to the offering of an aggregate of 11.5 million shares of our common stock, par value $0.01 per share, at a price of $18.96 per share consisting of 11.5 million shares of our common stock offered by the Forward Seller in connection with the forward sale agreements described below (including 1.5 million shares offered pursuant to the Underwriter’s option to purchase additional shares, which was exercised in full). We did not initially receive any proceeds from the sale of our common stock by the Forward Seller. We completed the offering on September 5, 2024.
In connection with the offering, we also entered into two forward sale agreements. The first forward sale agreement (the “Initial Forward Sale Agreement”), dated September 3, 2024, with the Forward Seller and Forward Counterparty, and the second forward sale agreement (the “Additional Forward Sale Agreement”, together with the Initial Forward Sale Agreement, the “Forward Sale Agreements”), dated September 4, 2024, with the Forward Seller and the Forward Counterparty. In connection with the Forward Sale Agreements, the Forward Seller (or its affiliate) borrowed from third parties and sold to the Underwriters an aggregate of 11.5 million shares of our common stock that was sold in the offering.
On December 30, 2024, we physically settled 3.25 million shares at a weighted average price of $19.04 per share and we received proceeds of $61.9 million. All of the net proceeds will be used to fund new acquisitions. As of December 31, 2024, 8.25 million shares of our common stock remain to be settled under the Forward Sale Agreements, which if physically settled would provide additional proceeds to us of $155.8 million based on the forward price as of December 31, 2024. We expect to physically settle the remaining Forward Sale Agreements and receive proceeds, subject to certain adjustments, from the sale of those shares upon one or more such physical settlements within approximately twelve months from the date of the prospectus supplement, no later than September 5, 2025, the scheduled maturity date of the Forward Sale Agreements. Although we expect to settle the remaining Forward Sale Agreements entirely by the physical delivery of shares of our common stock for cash proceeds, we may also elect to cash or net share settle all or a portion of our obligations under the Forward Sale Agreements, in which case, we may receive or owe cash or shares of our common stock from or to the Forward Seller. The Forward Sale Agreements provided for an initial forward sale price of $18.96 per share, subject to certain adjustments pursuant to the terms of each of the Forward Sale Agreements. The Forward Sale Agreements are subject to early termination or settlement under certain circumstances.
Private Placement of $150 Million of Unsecured Notes
On August 19, 2024, we entered into a Note and Guaranty Agreement granting us the right to sell up to $150.0 million of unsecured notes (the “Private Placement”), consisting of $75.0 million aggregate principal amount of unsecured notes due October 1, 2031 and $75.0 million aggregate principal amount of unsecured notes due October 1, 2034, to an institutional investor in the Private Placement at fixed annual interest rates of 5.32% and 5.53%, respectively. On October 1, 2024, we received the proceeds from the Private Placement. As of January 6, 2025, we had used some of those proceeds to repay $114.0 million of property mortgages maturing in late 2024 and early 2025. The remaining proceeds were used to reduce the borrowings under the unsecured revolver and will be used to repay one property mortgage maturing in May 2025.

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
During the three months ended September 30, 2024, and December 31, 2024, we entered into forward sale transactions under the 2023 ATM Program for the forward sale of an aggregate 2,498,300 shares of our common stock with a maturity date of September 5, 2025 or November 13, 2025, respectively, as set forth in the forward sale transactions placement notice. On December 30, 2024, we physically settled all of these 2,498,300 shares of our common stock at a weighted average price of $20.06 per share and we received proceeds of $50.1 million. As of December 31, 2024, approximately $399.4 million remained available for issuance under the 2023 ATM Program.
Investment Grade Ratings
On March 4, 2024, we received an investment grade rating from Fitch Ratings (“Fitch”). Fitch has assigned a Long-Term Issuer Default Rating of ‘BBB’ to IRT with a stable outlook. In addition, Fitch has assigned a rating of ‘BBB’ to our operating partnership, IROP and our senior unsecured debt, which includes credit facilities and unsecured term loans.
On October 30, 2024, we received a ‘BBB’ issuer credit rating and stable outlook from S&P Global Ratings for IRT and our operating partnership, IROP.
Quarterly Dividend Distribution
On December 16, 2024, our board of directors declared a quarterly dividend of $0.16 per share of common stock, which was paid on January 17, 2025 to stockholders of record at the close of business on December 31, 2024.

Consolidated Debt
The following tables contain summary information concerning our consolidated indebtedness as of December 31, 2024 (dollars in thousands):

Debt:	Outstanding Principal	Unamortized Debt Issuance Costs	Unamortized Loan (Discount)/Premiums	Carrying Amount	Type	Weighted Average Contractual Rate(3)	Weighted Average Effective Rate(4)	Weighted Average Maturity (in years)
Unsecured revolver (1)	$194,478	$(526)	$—	$193,952	Floating	5.5%	4.8%	4.0
Unsecured term loans	600,000	(1,831)	—	598,169	Floating	5.6%	4.0%	2.5
Secured credit facilities	585,635	(1,901)	17,034	600,768	Fixed	4.2%	4.4%	3.9
Mortgages (2)	780,794	(3,175)	14,687	792,306	Fixed	3.8%	4.0%	3.7
Unsecured notes	150,000	(1,512)	—	148,488	Fixed	5.4%	5.6%	8.3
Total Debt	$2,310,907	$(8,945)	$31,721	$2,333,683		4.6%	4.3%	3.8
(1)The unsecured revolver total capacity was $500,000, of which $194,478 was outstanding as of December 31, 2024. On January 8, 2025, we amended and restated our unsecured credit agreement, which increased our revolver capacity to $750,000, and extended the maturity date of borrowings under the unsecured revolver to January 8, 2029.
(2)Includes indebtedness secured by real estate held for sale of $59,032.
(3)Represents the weighted average of the contractual interest rates in effect as of year-end without regard to any interest rate swaps or collars.
(4)Represents the total weighted average effective interest rate for the three months ended December 31, 2024, including the impact of interest rate swaps and collars, the amortization of hedging costs, and deferred financing costs, but excluding the impact of loan premium amortization, discount accretion, and interest capitalization.

	Original maturities on or before December 31,
Debt:	2025	2026	2027	2028	2029	Thereafter
Unsecured revolver (1)	$—	$194,478	$—	$—	$—	$—
Unsecured term loans	—	200,000	—	400,000	—	—
Secured credit facilities	3,065	9,111	10,081	453,937	2,669	106,772
Mortgages (2)	44,780	127,773	12,341	179,861	416,039	—
Unsecured notes	—	—	—	—	—	150,000
Total	$47,845	$531,362	$22,422	$1,033,798	$418,708	$256,772
(1)On January 8, 2025, we amended and restated our unsecured credit agreement, which increased our revolver capacity to $750,000, and extended the maturity date of borrowings under the unsecured revolver to January 8, 2029.
(2)Includes indebtedness secured by real estate held for sale of $59,032.
As of December 31, 2024 we were in compliance with all financial covenants contained in our consolidated indebtedness.
PNC Secured Credit Facility
On December 16, 2021, in connection with the STAR Merger, we assumed the PNC multifamily credit facility agreement (“PNC MCFA”), a fixed rate multifamily note and other loan documents for the benefit of PNC Bank. The PNC MCFA provided for a fixed rate loan in the aggregate principal amount of $79,170 that accrues interest at 2.82% per annum. The PNC MCFA has a maturity date of July 1, 2030, unless the maturity date is accelerated in accordance with the terms of the loan documents. Interest only payments are payable monthly through the maturity date. As of December 31, 2024, and 2023 the outstanding principal balance was $76,249 and $76,248, respectively.

Newmark Secured Credit Facility
On December 16, 2021, in connection with the STAR Merger, we assumed the Newmark secured credit facility (“Newmark MCFA”), which includes four tranches: (1) a fixed rate loan in the aggregate principal amount of $331,001 that accrues interest at 4.43% per annum; (2) a fixed rate loan in the aggregate principal amount of $137,917 that accrues interest at 4.57% per annum; (3) a variable rate loan in the aggregate principal amount of $49,493 that accrues interest at the one-month LIBOR plus 1.70% per annum; and (4) a fixed rate loan in the aggregate principal amount of $40,468 that accrues interest at 3.34% per annum. The first three tranches have a maturity date of August 1, 2028, and the fourth tranche has a maturity date of March 1, 2030, unless in each case the maturity date is accelerated in accordance with the terms of the loan documents. Interest only payments are payable monthly through August 1, 2025 and April 1, 2027 on the first three tranches and fourth tranche, respectively, with interest and principal payments due monthly thereafter. As of December 31, 2024, and 2023, the outstanding principal balance under the Newmark MCFA was $509,386 and $510,038, respectively. As of December 31, 2023, the outstanding balance on tranche 3 was $652. In January 2024, tranche 3 was repaid and retired with proceeds from the 2023 property sales.
Private Placement of $150 Million of Unsecured Notes
On August 19, 2024, we entered into a Note and Guaranty Agreement granting us the right to sell up to $150.0 million of unsecured notes (the “Private Placement”), consisting of $75.0 million aggregate principal amount of unsecured notes due October 1, 2031 and $75.0 million aggregate principal amount of unsecured notes due October 1, 2034, to an institutional investor in the Private Placement at fixed annual interest rates of 5.32% and 5.53%, respectively. On October 1, 2024, we received the proceeds from the Private Placement. As of January 6, 2025, we had used some of those proceeds to repay $114.0 million of property mortgages maturing in late 2024 and early 2025. The remaining proceeds were used to reduce the borrowings under the unsecured revolver and will be used to repay one property mortgage maturing in May 2025.
Unsecured Revolver and Term Loans
On January 8, 2025, IROP entered into the Fifth Amended and Restated Credit Agreement (the “Fifth Restated Credit Agreement”) by and among IROP, as borrower, IRT as parent guarantor, KeyBank National Association, as administrative agent, and the other agents and lender parties thereto, which amended and restated in its entirety the Fourth Amended and Restated Credit Agreement dated as of July 25, 2022 (the “Fourth Restated Credit Agreement”). The Fourth Restated Credit Agreement provided for a $500.0 million unsecured revolving credit facility (the “Unsecured Revolver”) with a January 31, 2026 scheduled maturity date and two unsecured term loans, specifically: (i) a $200.0 million term loan with a May 18, 2026 maturity date (the “2026 Term Loan”) and (ii) a $400.0 million term loan with a January 28, 2028 maturity date (the “2028 Term Loan”). The Fifth Restated Credit Agreement increases the maximum principal amount of the Unsecured Revolver to $750.0 million, which represents an increase of $250.0 million over the Fourth Restated Credit Agreement, and extends its maturity date until January 8, 2029. The Fifth Restated Credit Agreement also releases the Subsidiary Guarantors which were parties to the Fourth Restated Credit Agreement.
The Fifth Restated Credit Agreement increases the aggregate amount of borrowings under the credit agreement to $1.35 billion and permits IROP to request an increase in such aggregate amount to up to $2.0 billion subject to certain terms and conditions, including receipt of commitments from one or more lenders, whether or not currently parties to the Fifth Restated Credit Agreement, to provide such increased amounts, which increase may be allocated, at IROP’s option, to the Unsecured Revolver and/or to one or more of the Term Loans, in accordance with the Restated Credit Agreement.
Borrowings under the 2026 Term Loan bear interest at a rate equal to either (i) the SOFR rate plus a margin of 80 to 160 basis points, or (ii) a base rate plus a margin of 0 to 60 basis points. These margins represent a 5-basis point decrease from those applicable to the 2026 Term Loan. The margin for borrowings under the Unsecured Revolver and the 2028 Term Loan remain unchanged, with (1) Unsecured Revolver borrowings bearing interest at a rate equal to either (i) the SOFR rate plus a margin of 72.5 to 140 basis points, or (ii) a base rate plus a margin of 0 to 40 basis points; and (2) 2028 Term Loan borrowings bearing interest at a rate equal to either (i) the SOFR rate plus a margin of 80 to 160 basis points, or (ii) a base rate plus a margin of 0 to 60 basis points. The applicable margin will be determined based upon IRT’s credit rating. At the time of closing, based on IRT’s credit rating along with IROP’s consolidated leverage ratio, the applicable SOFR margin was 77.5 basis points for the Unsecured Revolver and 85 basis points for both the 2026 Term Loan and 2028 Term Loan. Overall, this reflects a weighted average reduction in margin of approximately 34 basis points compared to the interest rate margins in place prior to IRT’s receipt of investment grade credit ratings.

The Fifth Restated Credit Agreement contains customary covenants for credit facilities of this type, including restrictions on our ability to take the following actions: (i) make distributions after an event of default; (ii) incur debt; (iii) make investments; (iv) grant or suffer liens; (v) undertake mergers, consolidations, asset sales and other fundamental entity changes; (vi) make material changes to contracts and organizational documents; and (vii) enter into transactions with affiliates.
The Fifth Restated Credit Agreement also contains financial covenants applicable to us involving (i) maximum consolidated total debt to total asset value, (ii) maximum distributions, (iii) maximum secured debt to total asset value, (iv) maximum unsecured debt to eligible unencumbered properties, and (v) minimum consolidated fixed charge coverage. The Restated Credit Agreement provides for certain customary events of default, including among others, non-payment of principal, interest or other amounts when due, inaccuracy of representations and warranties, violation of covenants, cross defaults with certain other indebtedness, insolvency or inability to pay debts, bankruptcy, or a change of control.
On July 25, 2022, we entered into the Fourth Restated Credit Agreement which amended and restated in its entirety the Third Amended and Restated Credit Agreement dated as of December 14, 2021 (the “Third Restated Credit Agreement”). The Fourth Restated Credit Agreement provided for an aggregate amount available for borrowing of $1,100,000, which consisted of (i) the Unsecured Revolver with a January 31, 2026 scheduled maturity date (ii) the 2028 Term Loan; and (iii) the 2026 Term Loan. The Fourth Restated Credit Agreement represented an increase of $100,000 over the Third Restated Credit Agreement which provided for (i) the Unsecured Revolver, (ii) the 2026 Term Loan, and (iii) two additional term loans of $200,000 and $100,000, which had maturity dates of January 17, 2024 and November 20, 2024, respectively (collectively, the “2024 Term Loans”). Proceeds of the new 2028 Term Loan were used to (i) repay and retire the 2024 Term Loans, and (ii) reduce $100,000 of outstanding borrowings under the Unsecured Revolver. In addition, the Fourth Restated Credit Agreement changed the LIBOR interest rate option to SOFR. The Fourth Restated Credit Agreement otherwise continued, without material change, the 2026 Term Loan and the Unsecured Revolver. We recognized the restructuring of the Fourth Restated Credit Agreement as a modification of debt for all lenders except for one and incurred deferred financing costs of $1,477 associated with the transaction. We recognized the portion of debt associated with the lender no longer participating in the Fourth Restated Credit Agreement as an extinguishment of debt and wrote off their de minimis deferred financing costs.
Contractual Obligations
The table below summarizes our material cash requirement related to contractual obligations, which primarily consist of principal and interest payments on our outstanding consolidated debt obligations and operating lease obligations as of December 31, 2024 (dollars in thousands).

	2025	2026	2027	2028	2029	Thereafter	Total
Principal payments on outstanding debt obligations (1)	$47,845	$531,362	$22,422	$1,033,798	$418,708	$256,772	$2,310,907
Interest payments on outstanding debt obligations (2)	105,870	87,731	79,201	48,618	23,450	28,953	373,823
Operating lease obligations	525	568	576	538	383	—	2,590
Total	$154,240	$619,661	$102,199	$1,082,954	$442,541	$285,725	$2,687,320
(1)On January 8, 2025, we amended and restated our unsecured credit agreement, which increased our revolver capacity to $750,000, and extended the maturity date of borrowings under the unsecured revolver to January 8, 2029.
(2)Our unsecured revolver and term loans assumed a SOFR rate of 4.64% as of December 31, 2024.
Terms of Leases and Resident Characteristics
The leases for our portfolio typically follow standard forms customarily used between landlords and residents in the geographic area in which the relevant property is located. Under such leases, the resident typically agrees to pay an initial deposit (generally one month’s rent) or deposit alternative, and/or associated application and move in-fees, and then pays rent on a monthly basis during the term of the lease. As landlord, we are directly responsible for all real estate taxes, sales and use taxes, special assessments, property-level utilities, insurance, building repairs, and other building operation and management costs. Individual residents are generally responsible for the utility costs of their unit. Our lease terms are generally for one year or less and average twelve months.

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
Inflation
Our resident leases at our apartment communities allow, at the time of renewal, for adjustments in the rent payable thereunder, and thus may enable us to seek rent increases. Almost all leases are for approximately one year or less. The short-term nature of these leases has generally served to reduce our risk to adverse effects of inflation. However, substantial inflationary pressures have had and could continue to have a negative effect on rental rates and property operating expenses. The general risk of inflation is that interest on our debt, general and administrative expenses and other expenses, including our costs of capital improvements and expenditures, increase at a rate faster than increases in our residential rental rates, which would adversely affect our financial condition or results of operations. Additionally, substantial inflationary pressures may dampen consumer spending, which may negatively impact the demand for resident leases at our apartment communities. While there is debate among economists as to whether inflationary pressures, coupled with recent periods of economic contractions in the U.S., indicate that the U.S. has entered, or in the near term will enter, a recession, it remains difficult to predict the full impact of any future changes in inflation.
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
As of December 31, 2024, our only interest rate sensitive assets or liabilities related to our principal amount of $2.3 billion of outstanding indebtedness, of which $1.5 billion was fixed rate and $794.5 million was floating rate, three float-to-fixed interest rate swaps with a total notional amount of $500.0 million, three interest rate collars with a total notional amount of $200.0 million.
As of December 31, 2023, our only interest rate sensitive assets or liabilities related to our principal amount of $2.5 billion of outstanding indebtedness, of which $1.7 billion was fixed rate and $840.0 million was floating rate, three float-to-fixed interest rate swaps with a total notional amount of $500.0 million, and two interest rate collars with a total notional amount of $250.0 million, and two forward interest rate collars with a total notional amount of $200.0 million.
We monitor interest rate risk routinely and seek to minimize the possibility that a change in interest rates would impact the interest incurred and our cash flows. To mitigate such risk, we may use interest rate derivative contracts.
As of December 31, 2024 and 2023, the fair value of our fixed-rate indebtedness was $1.4 billion and $1.6 billion, respectively. The fair value of our fixed rate indebtedness was estimated using a discounted cash flow analysis utilizing rates that we believe a market participant would expect to pay for debt of a similar type and remaining maturity as if the debt was originated on December 31, 2024 and 2023, respectively. As we expect to remain obligated on our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations.
As of December 31, 2024, our interest rate swaps and interest rate collars had a combined asset fair value of $29.3 million. The fair values of our interest rate swaps and interest rate collars were estimated using a discounted cash flow analysis based on forward interest rate curves.
The following table summarizes our indebtedness, and the impact to interest expense for a 12-month period, and the change in the net fair value of our indebtedness assuming an instantaneous increase or decrease of 100 basis points in the SOFR interest rate curve (dollars in thousands). The impact of the interest rate swaps and interest rate collars have been included in the table below.

	Liabilities Subject to Interest Rate Sensitivity (a)	100 Basis Point Increase	100 Basis Point Decrease
Interest expense from variable-rate indebtedness	$94,478	$958	$(958)
Fair value of fixed-rate indebtedness	1,437,631	(53,006)	55,595
(a)Unpaid and unhedged balance of variable-rate indebtedness as of December 31, 2024 is shown. Fair value of fixed-rate indebtedness as of December 31, 2024 is shown.

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
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Independence Realty Trust, Inc. and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes and financial statement schedule III (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 18, 2025 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Evaluation of the estimated hold period for real estate assets
As discussed in Note 3 to the consolidated financial statements, the Company had $5,622,979 thousand of investments in real estate, net as of December 31, 2024. The Company evaluates the recoverability of real estate assets whenever events or changes in circumstances indicate that the carrying amount of a real estate asset may not be recoverable. Such events or changes in circumstances include the Company’s plans for the respective assets (hold period), market and economic conditions, current and historical rental rates, occupancies for the respective and/or comparable properties, and recent sales data for comparable properties.

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
February 18, 2025

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Independence Realty Trust, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Independence Realty Trust, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes and financial statement schedule III (collectively, the consolidated financial statements), and our report dated February 18, 2025 expressed an unqualified opinion on those consolidated financial statements.
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
/s/ KPMG LLP
Philadelphia, Pennsylvania
February 18, 2025

Independence Realty Trust, Inc. and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands, except share and per share data)

	As of December 31, 2024	As of December 31, 2023
ASSETS:
Investments in real estate:
Investments in real estate, at cost	$6,363,936	$6,259,212
Accumulated depreciation	(740,957)	(582,760)
Investments in real estate, net	5,622,979	5,676,452
Real estate held for sale	110,112	296,334
Investments in real estate under development	116,861	98,365
Cash and cash equivalents	21,228	22,852
Restricted cash	22,224	27,880
Investments in unconsolidated real estate entities	91,975	89,044
Other assets	39,596	39,245
Derivative assets	29,300	29,937
Intangible assets, net of accumulated amortization of $1,305 and $332, respectively	3,644	66
Total Assets	$6,057,919	$6,280,175
LIABILITIES AND EQUITY:
Indebtedness, net	$2,274,651	$2,426,788
Indebtedness associated with real estate held for sale	59,032	122,621
Accounts payable and accrued expenses	94,670	109,074
Accrued interest payable	8,630	7,917
Dividends payable	37,827	36,858
Other liabilities	8,035	9,723
Total Liabilities	2,482,845	2,712,981
Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized, 0 and 0 shares issued and outstanding, respectively	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized, 230,838,006 and 224,706,731 shares issued and outstanding, including 360,561 and 288,250 unvested restricted common share awards, respectively	2,308	2,247
Additional paid-in capital	3,868,006	3,751,942
Accumulated other comprehensive income	26,065	25,513
Accumulated deficit	(454,104)	(348,405)
Total stockholders’ equity	3,442,275	3,431,297
Noncontrolling interests	132,799	135,897
Total Equity	3,575,074	3,567,194
Total Liabilities and Equity	$6,057,919	$6,280,175
The accompanying notes are an integral part of these consolidated financial statements

Independence Realty Trust, Inc. and Subsidiaries
Consolidated Statements of Operations
(Dollars in thousands, except share and per share information)

	For the Years Ended December 31,
	2024	2023	2022
REVENUE:
Rental and other property revenue	$638,913	$659,841	$627,414
Other revenue	1,122	1,142	1,111
Total revenue	640,035	660,983	628,525
EXPENSES:
Property operating expenses	235,588	244,330	232,275
Property management expenses	29,923	27,081	24,033
General and administrative expenses	24,245	22,766	26,260
Depreciation and amortization expense	220,854	218,968	252,849
Casualty losses (gains), net	3,935	925	(8,866)
Total expenses	514,545	514,070	526,551
Interest expense	(76,141)	(89,921)	(86,955)
(Loss on impairment) gain on sale of real estate assets, net	(9,862)	(66,547)	111,756
Gain (loss) on extinguishment of debt	200	(124)	—
Merger and integration costs	—	—	(5,505)
Other (loss) income, net	(1)	(427)	1,558
Income (loss) from investments in unconsolidated real estate entities	347	(4,488)	(2,169)
Restructuring costs	—	(3,213)	—
Net income (loss):	40,033	(17,807)	120,659
(Income) loss allocated to noncontrolling interest	(742)	580	(3,410)
Net income (loss) allocable to common shares	$39,291	$(17,227)	$117,249
Earnings (loss) per share:
Basic	$0.17	$(0.08)	$0.53
Diluted	$0.17	$(0.08)	$0.53
Weighted-average shares:
Basic	224,798,958	224,414,443	221,965,460
Diluted	225,584,306	224,414,443	223,119,937
The accompanying notes are an integral part of these consolidated financial statements.

Independence Realty Trust, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(Dollars in thousands)

	For the Years Ended December 31,
	2024	2023	2022
Net income (loss)	$40,033	$(17,807)	$120,659
Other comprehensive income (loss):
Change in fair value of interest rate hedges	20,278	9,321	49,671
Realized gains on interest rate hedges reclassified to earnings	(19,730)	(19,189)	(1,296)
Total other comprehensive income (loss)	548	(9,868)	48,375
Comprehensive income (loss) before allocation to noncontrolling interests	40,581	(27,675)	169,034
Allocation to noncontrolling interests	(738)	722	(4,743)
Comprehensive income (loss)	$39,843	$(26,953)	$164,291
The accompanying notes are an integral part of these consolidated financial statements.

Independence Realty Trust, Inc. and Subsidiaries
Consolidated Statements of Changes in Equity
(Dollars in thousands, except share and per share data)

	Preferred Shares	Par Value Preferred Shares	Common Shares	Par Value Common Shares	Additional Paid In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2021	—	$—	220,753,735	$2,208	$3,678,903	$(11,940)	$(188,410)	$3,480,761	$161,315	$3,642,076
Net income	—	—	—	—	—	—	117,249	117,249	3,410	120,659
Common dividends declared ($0.54 per share)	—	—	—	—	—	—	(120,574)	(120,574)	—	(120,574)
Other comprehensive income	—	—	—	—	—	47,042	—	47,042	1,333	48,375
Stock compensation	—	—	421,564	3	8,041	—	—	8,044	—	8,044
Repurchase of shares related to equity award tax withholding	—	—	(52,526)	—	(5,969)	—	—	(5,969)	—	(5,969)
Conversion of noncontrolling interest to common shares	—	—	890,669	9	21,451	—	—	21,460	(21,460)	—
Issuance of common shares, net	—	—	2,051,498	21	48,630	—	—	48,651	—	48,651
Distribution to noncontrolling interest declared ($0.54 per unit)	—	—	—	—	—	—	—	—	(3,395)	(3,395)
Balance, December 31, 2022	—	$—	224,064,940	$2,241	$3,751,056	$35,102	$(191,735)	$3,596,664	$141,203	$3,737,867
Net loss	—	—	—	—	—	—	(17,227)	(17,227)	(580)	(17,807)
Common dividends declared ($0.62 per share)	—	—	—	—	—	—	(139,443)	(139,443)	—	(139,443)
Other comprehensive loss	—	—	—	—	—	(9,589)	—	(9,589)	(279)	(9,868)
Stock compensation	—	—	538,350	5	7,878	—	—	7,883	—	7,883
Repurchase of shares related to equity award tax withholding	—	—	(41,159)	—	(7,585)	—	—	(7,585)	—	(7,585)
Conversion of noncontrolling interest to common shares	—	—	144,600	1	1,014	—	—	1,015	(1,015)	—
Issuance of common shares, net	—	—	—	—	(421)	—	—	(421)	—	(421)
Distribution to noncontrolling interest declared ($0.62 per unit)	—	—	—	—	—	—	—	—	(3,688)	(3,688)
Recognition of noncontrolling interest upon consolidation of former unconsolidated real estate entity	—	—	—	—	—	—	—	—	256	256
Balance, December 31, 2023	—	$—	224,706,731	$2,247	$3,751,942	$25,513	$(348,405)	$3,431,297	$135,897	$3,567,194
Net income	—	—	—	—	—	—	39,291	39,291	742	40,033
Common dividends declared ($0.64 per share)	—	—	—	—	—	—	(144,990)	(144,990)	—	(144,990)
Other comprehensive income (loss)	—	—	—	—	—	552	—	552	(4)	548
Stock compensation	—	—	421,096	4	7,386	—	—	7,390	—	7,390
Repurchase of shares related to equity award tax withholding	—	—	(43,049)	—	(2,602)	—	—	(2,602)	—	(2,602)
Conversion of noncontrolling interest to common shares	—	—	4,928	—	33	—	—	33	(33)	—
Issuance of common shares, net	—	—	5,748,300	57	111,247	—	—	111,304	—	111,304
Distribution to noncontrolling interest declared ($0.64 per unit)	—	—	—	—	—	—	—	—	(3,803)	(3,803)
Balance, December 31, 2024	—	$—	230,838,006	$2,308	$3,868,006	$26,065	$(454,104)	$3,442,275	$132,799	$3,575,074
The accompanying notes are an integral part of these consolidated financial statements.

Independence Realty Trust, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Dollars in thousands)

	For the Years Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net income (loss)	$40,033	$(17,807)	$120,659
Adjustments to reconcile net income (loss) to cash flow from operating activities:
Depreciation and amortization	220,854	218,968	252,849
Accretion of loan discounts and premiums, net	(9,167)	(10,899)	(11,005)
Amortization of deferred financing costs, net	2,795	3,290	3,729
Stock compensation expense	7,077	7,658	7,893
Loss on impairment (gain on sale) of real estate assets, net	9,862	66,547	(111,756)
(Gain) loss on extinguishment of debt	(200)	124	—
Amortization related to derivative instruments	1,185	1,304	1,281
Non-cash casualty losses (gains)	3,212	925	(8,866)
Equity in (income) loss from investments in unconsolidated real estate entities	(347)	4,488	2,169
Other expense (income)	1	1,340	(1,059)
Changes in assets and liabilities:
Other assets	(7,919)	(8,062)	(33)
Accounts payable and accrued expenses	(7,091)	(3,228)	(2,495)
Accrued interest payable	713	(79)	538
Other liabilities	(1,255)	(2,399)	(4,367)
Net cash provided by operating activities	259,753	262,170	249,537
Cash flows from investing activities:
Acquisition of real estate properties	(238,560)	—	(201,777)
Cash acquired from consolidation of previously unconsolidated real estate entity	—	2,145	—
Investments in unconsolidated real estate entities	(11,648)	(26,003)	(60,796)
Return of investment in unconsolidated real estate entities	9,064	—	3,406
Proceeds from dispositions of real estate properties, net	390,884	230,789	253,560
Capital expenditures	(118,255)	(146,629)	(83,979)
Real estate development expenditures	(56,809)	(66,223)	(61,760)
Proceeds from insurance claims	4,719	4,209	15,580
Net cash used in investing activities	(20,605)	(1,712)	(135,766)
Cash flows from financing activities:
Proceeds (costs) from issuance of common stock	111,304	(421)	48,651
Proceeds from unsecured revolver and term loan	450,000	270,000	707,500
Proceeds from unsecured notes	150,000	—	—
Credit facility and unsecured revolver repayments	(490,652)	(250,341)	(718,525)
Mortgage principal repayments	(314,139)	(129,596)	(53,365)
Payments for deferred financing costs	(1,849)	(60)	(1,670)
Distributions on common stock	(144,021)	(134,872)	(105,829)
Distributions to noncontrolling interests	(3,803)	(3,590)	(2,743)
Payment for debt extinguishment	(666)	(124)	—
Repurchase of shares related to equity award tax withholding	(2,602)	(4,739)	(5,969)
Payments for forward interest rate collars	—	—	(3,475)
Net cash used in financing activities	(246,428)	(253,743)	(135,425)
Net change in cash, cash equivalents and restricted cash	(7,280)	6,715	(21,654)
Cash, cash equivalents and restricted cash, beginning of period	50,732	44,017	65,671
Cash, cash equivalents and restricted cash, end of period	$43,452	$50,732	$44,017

Independence Realty Trust, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Dollars in thousands)

	For the Years Ended December 31,
	2024	2023	2022
Reconciliation of cash, cash equivalents, and restricted cash to the Consolidated Balance Sheet
Cash and cash equivalents	$21,228	$22,852	$16,084
Restricted cash	22,224	27,880	27,933
Total cash, cash equivalents, and restricted cash, end of period	$43,452	$50,732	$44,017
Supplemental cash flow information:
Cash paid for interest	$80,615	$96,022	$96,383
Supplemental disclosure of noncash investing and financing activities:
Decrease in noncontrolling interest from conversion of common limited partnership units to shares of common stock	$33	$1,015	$21,460
Distributions declared but not paid	$37,827	$36,858	$32,189
Real estate under development placed in service	$33,879	$77,520	$—
Initial measurement of operating lease right of use assets	$—	$—	$753
Initial measurement of operating lease liabilities	$—	$—	$753
Accrued capital expenditures and real estate under development	$12,499	$20,122	$18,889
Assets recognized upon consolidation of previously unconsolidated real estate entity	$—	$52,878	$—
Liabilities recognized upon consolidation of previously unconsolidated real estate entity	$—	$39,931	$—
Derecognition of equity method investment upon consolidation of previously unconsolidated real estate entity	$—	$12,691	$—
Value of noncontrolling interest upon consolidation of previously unconsolidated real estate entity	$—	$256	$—

The accompanying notes are an integral part of these consolidated financial statements.

Independence Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
As of December 31, 2024
(Dollars in thousands, except share and per share data)
NOTE 1: Organization
Independence Realty Trust, Inc. (“IRT”), is a self-administered and self-managed Maryland real estate investment trust (“REIT”) which was formed on March 26, 2009. We are primarily engaged in the ownership, operation, management, improvement, and acquisition of multifamily apartment communities in non-gateway markets. As of December 31, 2024, we owned and operated 113 multifamily apartment properties (including one owned through a consolidated joint venture) that contain an aggregate of 33,615 units (unaudited) across non-gateway U.S. markets, including Atlanta, Columbus, Dallas, Denver, Houston, Indianapolis, Nashville, Oklahoma City, Raleigh-Durham, and Tampa. In addition, as of December 31, 2024, we owned one investment in real estate under development in Denver, Colorado that will, upon completion, contain an aggregate of 296 (unaudited) units. As of December 31, 2024, we also owned interests in four unconsolidated joint ventures, three of which own and operate multifamily apartment communities that contain an aggregate of 886 units and one of which is developing a multifamily apartment property that will, upon completion, contain 378 units. We own all of our assets and conduct substantially all of our operations through Independence Realty Operating Partnership, LP (“IROP”), of which we are the sole general partner.
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
As of December 31, 2024
(Dollars in thousands, except share and per share data)
e.    Restricted Cash
Restricted cash includes escrows of our funds held by lenders to fund certain expenditures, such as real estate taxes and insurance, or to be released at our discretion upon the occurrence of certain pre-specified events. As of December 31, 2024 and 2023, we had $22,224 and $27,880, respectively, of restricted cash.
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
The aggregate value of in-place leases is determined by evaluating various factors, including the terms of the leases that are in place and assumed lease-up periods. The value assigned to these intangible assets is amortized over the assumed lease up period, typically nine months. During the year ended December 31, 2024 we acquired in-place leases with a value of $4,949. During the year ended December 31, 2023, we consolidated a former unconsolidated real estate entity and recognized in-place leases with a value of $398. For the years ended December 31, 2024, 2023 and 2022, we recorded $1,372, $731, and $54,006 of amortization expense for intangible assets, respectively. For the years ended December 31, 2024, 2023, and 2022, we wrote-off fully amortized intangible assets of $398, $1,099, and $58,085, respectively.
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

Independence Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
As of December 31, 2024
(Dollars in thousands, except share and per share data)
We review our long-lived assets on an ongoing basis and evaluate the recoverability of the carrying value when there is an indicator of impairment. An impairment charge is recognized when it is determined that the carrying value of the asset exceeds the fair value. The estimated cash flows and estimated fair value used in the impairment analysis are determined based on our plans for the respective assets, including the expected hold period, and our assessment of market and economic conditions. The estimates consider matters such as current and historical rental rates and collection levels, occupancies for the respective and/or comparable properties, and recent sales data for comparable properties. Changes in our plans or views of market and economic conditions may result in adjustments to estimated future cash flows, which could lead to recognition of impairment losses. These losses, as guided by the applicable accounting standards, could be significant. For the years ended December 31, 2024, 2023, and 2022, we recorded impairment losses of $36,102, $69,702, and $3,529, respectively, on account of real estate classified as held for sale and sold properties.
Depreciation Expense
Depreciation expense for real estate assets is computed using a straight-line method based on a life of 40 years for buildings and improvements and five to ten years for furniture, fixtures, and equipment. For the years ended December 31, 2024, 2023 and 2022, we recorded $217,985, $216,980 and $197,539 of depreciation expense, respectively. For the years ended December 31, 2024, 2023, and 2022, we wrote-off fully depreciated fixed assets of $41,111, $23,120, and $7,482, respectively.
Casualty Related Costs
Occasionally, we incur losses at our communities from wind storms, floods, fires and similar hazards. Sometimes, a portion of these losses are not fully covered by our insurance policies due to deductibles. In these cases, we estimate the carrying value of the damaged property and record a casualty loss for the difference between the estimated carrying value and the insurance proceeds. Any amount of insurance recovery in excess of the amount of the losses incurred is considered a gain contingency and is recorded in casualty (gains) losses, net when the proceeds are received. During the years ended December 31, 2024, 2023 and 2022, we recognized $3,935, $925, and $(8,866) of casualty losses (gains), net, respectively.
g.    Investments in Real Estate Under Development
We capitalize direct and indirect project costs incurred during the development period such as construction, insurance, architectural, legal, interest costs, and real estate taxes. At such time as the development is considered substantially complete, the capitalization of certain indirect costs such as real estate taxes, interest costs, and all project-related costs in real estate under development are reclassified to investments in real estate. For the years ended December 31, 2024, 2023, and 2022, we recorded $6,803, $6,548, and $2,291, respectively, of capitalized interest expense, on our investments in real estate under development.
As of December 31, 2024 and 2023, the carrying value of our investments in real estate under development in Denver, Colorado totaled $116,861 and $98,365, respectively, and was recorded as a separate line item in our consolidated balance sheet. As of December 31, 2024, we had reclassified development costs of $111,398 from investments in real estate under development.
h.    Investments in Unconsolidated Real Estate Entities
We have entered into joint ventures with unrelated third parties to acquire, develop, own, operate, and manage real estate assets. Our joint ventures are funded with a combination of debt and equity. We will consolidate entities that we control as well as any variable interest entity (“VIE”) where we are the primary beneficiary. Under the VIE model, we consolidate an entity when we have the ability to direct the activities of the VIE and the obligations to absorb losses or the right to receive benefits that could potentially be significant to the VIE. Under the voting model, we consolidate an entity when we control the entity through ownership of a majority voting interest. We separately analyzed the initial accounting for each of our four investments in unconsolidated real estate entities and concluded that each investment is a voting interest entity. Our equity interest varies for each of our investments in unconsolidated real estate entities between 50% to 90% but, in each case, we share control of the major decisions that most significantly impact the joint ventures with our partners. Since we do not control the joint venture through our ownership interest, they are accounted for under the equity method of accounting, and are included in investments in unconsolidated real estate entities on the consolidated balance

Independence Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
As of December 31, 2024
(Dollars in thousands, except share and per share data)
sheets. Under the equity method of accounting, the investments are carried at cost plus our share of net earnings or losses. For the years ended December 31, 2024, 2023, and 2022, we recorded $4,580, $4,272, and $1,601, respectively, of capitalized interest expense, on our investments in unconsolidated real estate entities in our consolidated balance sheet.
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
The table below presents our revenues disaggregated by revenue source.

	For the year ended December 31,
	2024	2023	2022
Rental revenue (1)	$609,990	$630,260	$601,201
Other property revenue (2)	28,923	29,581	26,213
Other revenue	1,122	1,142	1,111
Total revenue	$640,035	$660,983	$628,525

(1)	Amounts include all revenue streams derived from lease and non-lease components accounted for under ASC 842.

(2)	Amounts include revenue related to activities that are not considered components of a lease, including application fees and administrative fees, as well as revenue not related to leasing activities, including vendor revenue sharing. All amounts are accounted for under FASB ASC Topic 606 “Revenue from Contracts with Customers” (“ASC 606”).
Geographic Concentration (Unaudited)
Our portfolio of properties consists primarily of apartment communities geographically concentrated in the Southeastern and Midwest United States. Texas, Georgia, North Carolina, Tennessee, Ohio, Florida, Colorado, Indiana, Kentucky, and Oklahoma comprised 19.83%, 15.80%, 9.55%, 8.88%, 8.88%, 6.92%, 5.72%, 5.45%, 5.44%, and 5.08%, respectively, of our rental revenue for the year ended December 31, 2024.
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
Advertising Expenses
For the years ended December 31, 2024, 2023 and 2022, we incurred $8,049, $7,110, and $5,414 of advertising expenses, respectively.

Independence Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
As of December 31, 2024
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
FASB ASC Topic 825, “Financial Instruments” requires disclosure of the fair value of financial instruments for which it is practicable to estimate that value. Given that cash and cash equivalents and restricted cash are short term in

Independence Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
As of December 31, 2024
(Dollars in thousands, except share and per share data)
nature with limited fair value volatility, the carrying amount is deemed to be a reasonable approximation of fair value and the fair value input is classified as a Level 1 fair value measurement. The fair value input for derivatives is classified as a Level 2 fair value measurement within the fair value hierarchy. The fair value of our unsecured revolver, term loans, and mortgage indebtedness is based on a discounted cash flows valuation technique. As this technique utilizes current credit spreads, which are generally unobservable, this is classified as a Level 3 fair value measurement within the fair value hierarchy. We determine appropriate credit spreads based on the type of debt and its maturity. There were no transfers between levels in the fair value hierarchy for the years ended December 31, 2024, and 2023. The following table summarizes the carrying amount and the fair value of our financial instruments as of the periods indicated:

	As of December 31, 2024		As of December 31, 2023
Financial Instrument	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Cash and cash equivalents	$21,228	$21,228	$22,852	$22,852
Restricted cash	22,224	22,224	27,880	27,880
Derivative assets	29,300	29,300	29,937	29,937

Liabilities
Debt:
Unsecured revolver	193,952	194,249	233,362	235,607
Unsecured term loans	598,169	599,375	597,544	602,589
Secured credit facilities	600,768	554,238	606,099	554,198
Mortgages	792,306	733,050	1,112,404	1,029,028
Unsecured notes	148,488	150,343	—	—
In addition to assets and liabilities that are recorded at fair value on a recurring basis, we record assets and liabilities at fair value on a nonrecurring basis as required by U.S. GAAP. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges. As discussed further in Note 3 “Investments in Real Estate”, we recognized an aggregate impairment charge of $36,102 during the year ended December 31, 2024 for one property that was sold as of December 31, 2024 and one property that was held for sale as of December 31, 2024. The impairment charge was determined by comparing the fair value of the property to its carrying value. The fair value was based on executed purchase and sale agreements and was determined to be a Level 3 fair value measurement within the fair value hierarchy.
k.    Deferred Financing Costs
Costs incurred in connection with debt financing are deferred and classified within indebtedness and charged to interest expense over the terms of the related debt agreements, under the effective interest method.
l.    Office Leases
In accordance with FASB ASC Topic 842, “Leases”, lessees are required to recognize a right-of-use asset and a lease liability on the balance sheet at the lease commencement date for all leases, except those leases with terms of less than a year. We lease corporate office space under leases with terms of up to 10 years and that may include extension options, but that do not include any residual value guarantees or restrictive covenants. As of December 31, 2024 and 2023, we have $1,877 and $2,408, respectively, of operating lease right-of-use assets and $2,123 and $2,701, respectively, of operating lease liabilities related to our corporate office leases. The operating lease right-of-use assets are presented within other assets and the operating lease liabilities are presented within other liabilities in our consolidated balance sheet. We recorded $674, $849, and $1,320 of total operating lease expense during the years ended December 31, 2024, 2023, and 2022, respectively, which is recorded within property management expense and general and administrative expenses in our consolidated statements of operations.

Independence Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
As of December 31, 2024
(Dollars in thousands, except share and per share data)
m.    Income Taxes
We have elected to be taxed as a REIT. Accordingly, we recorded no income tax expense for the years ended December 31, 2024, 2023, and 2022.
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
For the year ended December 31, 2024, 88% of dividends were characterized as capital gain distributions and 12% were characterized as ordinary income. For the year ended December 31, 2023, 74% of dividends were characterized as capital gain distributions and 26% were characterized as ordinary income. For the year ended December 31, 2022, 99% of dividends were characterized as capital gain distributions, 1% were characterized as ordinary income.
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
o.    Noncontrolling Interest
Our noncontrolling interest represents limited partnership units of our operating partnership that were issued in connection with certain property acquisitions and a joint venture partner's interest of a consolidated joint venture. We record limited partnership units issued in an acquisition at their fair value on the closing date of the acquisition. The holders of the limited partnership units have the right to redeem their limited partnership units for either shares of our common stock or for cash at our discretion. As the settlement of a redemption is in our sole discretion, we present noncontrolling interest in our consolidated balance sheet within equity but separate from stockholders’ equity. Any noncontrolling interests that fail to qualify as permanent equity will be presented as temporary equity and be carried at the greater of historical cost or their redemption value.
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
As of December 31, 2024
(Dollars in thousands, except share and per share data)
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
q.    Employee Retention Credit
Under the terms of the March 27, 2020 Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), we were eligible and applied for assistance in the form of a refundable employee retention credit. Since applicable GAAP guidance is limited, we adopted an accounting policy by analogizing to International Accounting Standard 20 “Accounting for Government Grants” to recognize employee retention credits as a reimbursement of payroll related expenses within property operating expenses, property management expenses, and general and administrative expenses in our consolidated statements of operations. During the six months ended December 31, 2022, we received employee retention credit refunds totaling $6,238 and recognized $3,006 in reimbursements of previously paid employer payroll taxes and retention costs in our consolidated statements of operations. During the years ended December 31, 2024, and 2023, we recognized reimbursements of payroll related expenses of $0 and $3,232, respectively, in our consolidated statements of operations.
r.    Restructuring Costs
During the three months ended March 31, 2023, we reorganized certain departments in our organization impacting a limited number of employees. The impacted employees were provided severance packages that included cash severance payments and the accelerated vesting of performance share units and restricted stock awards, as applicable. In accordance with ASC 712 “Compensation – Nonretirement Postemployment Benefits”, we recognized the full amount of restructuring costs of $3,213 during the three months ended March 31, 2023, which is presented in the restructuring costs line on the consolidated statement of operations. No restructuring costs were recognized during the years ended December 31, 2024 and 2022.
s.    Recent Accounting Pronouncements
Below is a brief description of recent accounting pronouncements that could have a material effect on our financial statements.
In March 2024, the SEC issued rules on the enhancement and standardization of climate-related disclosures. The rules, require disclosure of material climate-related risks; activities to mitigate or adapt to such risks; governance and management of such risks; and material greenhouse gas emissions from operations owned or controlled and or indirect emissions from purchased energy consumed in operations. Additionally, the rules require disclosure in the notes to the financial statements of the effects of severe weather events and other natural conditions, subject to certain materiality thresholds. The rules will become effective for the Company starting in the year ended December 31, 2025. While the SEC has voluntarily stayed the rules, the Company is currently evaluating the effect the rules will have on its financial statement disclosures.
In November 2023, the FASB issued ASU 2023-07, Segment Reporting, Topic 280, “Improvements to Reportable Segment Disclosures” (“ASU 2023-07”) which was issued to improve the disclosures about a public entity's reportable segments and address requests from investors for additional, more detailed information about a reportable segment's expenses. ASU 2023-07 was adopted as of December 31, 2024 and did not have a material impact on the Company's consolidated financial statements. Refer to Note 11: Segment Reporting for further details.
In December 2022, the FASB issued ASU 2022-06, Deferral of the Sunset Date of Topic 848 (“ASU 2022-06”) which was issued to defer the sunset date of Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform to December 31, 2024. ASU 2022-06 has no impact on the Company’s consolidated financial statements for the year ended December 31, 2024.

Independence Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
As of December 31, 2024
(Dollars in thousands, except share and per share data)

NOTE 3: Investments in Real Estate
As of December 31, 2024, our investments in real estate consisted of 113 (unaudited) operating apartment properties that contain 33,615 (unaudited) units. The following table summarizes our investments in real estate:

	2024	2023	Depreciable Lives (In years)
Land	$564,966	$540,950	—
Building	5,323,105	5,288,956	40
Furniture, fixtures and equipment	475,865	429,306	5-10
Total investments in real estate	$6,363,936	$6,259,212
Accumulated depreciation	(740,957)	(582,760)
Investments in real estate, net	$5,622,979	$5,676,452
Acquisitions
The following table summarizes asset acquisitions for the year ended December 31, 2024:

Property Name	Date of Purchase	Market	Units (unaudited)	Purchase Price
Gateway at Pinellas	08/13/2024	Tampa, FL	288	$82,000
Highland Ridge	11/01/2024	Charlotte, NC	300	73,500
Serenza at Ocoee Village	12/05/2024	Orlando, FL	320	84,250
Total			908	$239,750
We are currently under contract on the acquisition of a 280-unit (unaudited) multifamily apartment property in Indianapolis, Indiana, which will expand our footprint in the Indianapolis market while providing enhanced scale and synergies. The aggregate purchase price of this property is approximately $59,500, which we expect to fund using forward equity sales proceeds and or the unsecured revolver. We expect to close on the acquisition of this property during the first quarter of 2025. While this property is under contract, there can be no assurance that this acquisition will be consummated at expected pricing levels, within expected time frames, or at all.
There were no asset acquisitions during the year ended December 31, 2023.
The following table summarizes asset acquisitions for the year ended December 31, 2022:

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
As of December 31, 2024
(Dollars in thousands, except share and per share data)
capital as a reduction to the carrying value of the purchased real estate, deferring the gain which will be recognized as income on a pro rata basis as the real estate is depreciated or when it is sold to a third party.
The following table summarizes the aggregate fair value of the assets and liabilities associated with three multifamily property acquisitions during the year ended December 31, 2024, on the date of acquisition.

Fair Value of Assets Acquired During the Year Ended December 31, 2024
Asset acquired:
Investments in real estate	$235,334
Other assets	170
Intangible assets	4,950
Total assets acquired	$240,454
Liabilities assumed:
Accounts payable and accrued expenses	$1,428
Other liabilities	466
Total liabilities assumed	1,894
Estimated fair value of net assets acquired	$238,560
Dispositions
Held for Sale
As of December 31, 2024, we had one 720-unit (unaudited) property in Birmingham, Alabama classified as held for sale. We recognized an impairment loss of $20,928 during the three months ended December 31, 2024. On February 14, 2025, we sold this property for a gross sales price of $111,000 and expect to use the proceeds to fund future property acquisitions.
Portfolio Optimization and Deleveraging Strategy
On October 26, 2023, our Board of Directors approved a plan, which we refer to as our Portfolio Optimization and Deleveraging Strategy, which targeted the sale of 10 properties located in seven markets in order to exit or reduce our presence in these markets while also deleveraging our balance sheet.
During the year ended December 31, 2024, we completed our Portfolio Optimization and Deleveraging Strategy with the sale of six properties, totaling 1,746 units (unaudited), for an aggregate gross sale price of $324,625 and recognized an aggregate gain on sale of $25,485. The Portfolio Optimization and Deleveraging Strategy resulted in the sale of ten properties for an aggregate gross sales price of $525,300 and proceeds from the sales were used to repay an aggregate $517,100 of debt.

Independence Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
As of December 31, 2024
(Dollars in thousands, except share and per share data)
The below table summarizes all dispositions for the year ended December 31, 2024:

Property Name	Market	Units (unaudited)	Sale Date	Sale Price	Gain on sale (loss on impairment) (1)
Villas of Kingwood (2)	Houston, TX	330	02/13/2024	$53,700	$62
Belmar Villas (2)(3)	Denver, CO	318	02/13/2024	74,300	46
Hearthstone at City Center (2)(3)	Denver, CO	360	03/12/2024	74,000	88
Villas at Huffmeister (2)(3)	Houston, TX	294	03/25/2024	44,250	(415)
Westmont Commons (2)(3)	Asheville, NC	252	03/28/2024	49,875	25,856
Reserve at Creekside (2)(3)	Chattanooga, TN	192	04/30/2024	28,500	(152)
Tapestry Park (4)	Birmingham, AL	354	07/17/2024	70,800	(14,419)
Total		2,100		$395,425	$11,066
(1)The gain on sale (loss on impairment), net is exclusive of $32,956 impairment charge recognized during the three months ended December 31, 2023, net of $1,953 of defeasance and debt prepayment gains.
(2)Included in the Portfolio Optimization and Deleveraging Strategy.
(3)Held for sale as of December 31, 2023.
(4)A loss on impairment of $15,107 was recognized during the three months ended March 31, 2024.
The below table summarizes the dispositions for the year ended December 31, 2023:

Property Name	Date of Sale	Sale Price	Gain on sale (loss on impairment) (1)
Eagle Lake Landing	02/28/2023	$37,300	$1,179
The Meadows at River Run (2)	12/20/2023	72,700	(14,612)
Fielders Creek (2)	12/21/2023	44,100	(11,019)
Cottage Trails at Culpepper Landing (2)	12/28/2023	40,750	(10,168)
Oak Crossing (2)	12/28/2023	43,100	1,029
Total		$237,950	$(33,591)
(1)(Loss on impairment) gain on sale of real estate sold in 2023 is net of $1,900 of defeasance and debt prepayment gains.
(2)Included in the Portfolio Optimization and Deleveraging Strategy.
The below table summarizes the dispositions for the year ended December 31, 2022:

Property Name	Date of Sale	Sale Price	Gain on sale (loss on impairment) (1)
Riverchase	01/18/2022	$31,000	$12,901
Heritage Park	02/02/2022	48,500	31,366
Raindance	02/02/2022	47,500	33,748
Haverford	02/02/2022	31,050	16,697
Meadows Apartments	10/26/2022	57,000	20,573
Sycamore Terrace (2)	12/06/2022	42,000	(3,529)
Total		$257,050	$111,756

Independence Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
As of December 31, 2024
(Dollars in thousands, except share and per share data)
(1)The gain on sale (loss on impairment) of real estate for these properties is net of $409 of defeasance and debt prepayment gains.
(2)Impairment charge recognized following a fourth quarter amendment to the purchase and sale agreement which resulted in the carrying value of the property exceeding its fair value.
NOTE 4: Investments in Unconsolidated Real Estate Entities
As of December 31, 2024, our investments in unconsolidated real estate entities had aggregate land, building, and construction in progress costs capitalized of $321,137 and aggregate construction debt of $211,962. We do not guarantee any debt, capital payout or other obligations associated with these entities. We recognize earnings or losses from our investments in unconsolidated real estate entities consisting of our proportionate share of the net earnings or losses of the joint ventures. We recognized (income) losses of $(347), $4,488, and $2,169 from equity method investments during the years ended December 31, 2024, 2023, and 2022, respectively, and the income or losses were recorded in (income) loss from investments in unconsolidated real estate entities in our consolidated statements of operations.
The following table summarizes our investments in unconsolidated real estate entities as of December 31, 2024 and 2023:

				Carrying Value As Of
Investments in Unconsolidated Real Estate Entities	Location	Units (1) (Unaudited)	IRT Ownership Interest	December 31, 2024	December 31, 2023
Metropolis at Innsbrook (2)	Richmond, VA	402	84.8%	$21,163	$18,028
Views of Music City II (3)	Nashville, TN	209	50.0%	5,905	5,791
The Crockett (4)	Nashville, TN	—	—	—	5,841
Lakeline Station	Austin, TX	378	90.0%	36,106	32,126
The Mustang (5)	Dallas, TX	275	85.0%	28,801	27,258
Total		1,264		$91,975	$89,044
(1)Represents the total number of units after development is complete and each property is placed in service.
(2)The Metropolis at Innsbrook is an operating property consisting of 402 units (unaudited). We have a call option that gives us the right to buy the property upon the earlier of the date upon which the property achieves 90% occupancy or October 17, 2025. On June 21, 2024, we entered into an agreement with the developer to list the property for sale upon achieving 85% occupancy.
(3)Views of Music City II is an operating property and was listed for sale subsequent to December 31, 2024. We have a right of first refusal on any sale of the Views of Music City II.
(4)The Crockett is an operating property consisting of 199 units (unaudited). On July 16, 2024, we amended the joint venture agreement governing the entity that owns this property and Views of Music City II. The amendment to the joint venture resulted in the return of our invested capital in the amount of $5,541 and preferred return in the amount of $2,964, net, thereon on October 17, 2024, while also providing us with a right of first refusal on any future sale of The Crockett.
(5)The Mustang became an operating property during the fourth quarter of 2024 and consists of 275 units (unaudited). We have a call option that gives us the right to buy the property upon the earlier of the date upon which the property achieves 85% occupancy or August 15, 2025.
Consolidation of Former Unconsolidated Real Estate Entity
An amendment to the Virtuoso joint venture agreement on August 1, 2023 provided us with control over the major decisions that most significantly impact the joint venture and removed our joint venture partner's rights to a promote interest. As a result of the amendment, we reassessed the accounting for Virtuoso, a former unconsolidated real estate entity that consists of 178 units (unaudited) in Huntsville, Alabama. Because we concluded that Virtuoso is a voting interest entity and that we control the major decisions that most significantly impact the joint venture through our 90% voting interest, we began consolidating the assets and liabilities and operating results of Virtuoso effective August 1, 2023.

Independence Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
As of December 31, 2024
(Dollars in thousands, except share and per share data)
In accordance with FASB Topic ASC 805, upon consolidation, we recognized the asset and liabilities of Virtuoso at carryover basis, allocating the individual assets and liabilities based upon their relative fair values on our consolidated balance sheet. The following table summarizes the assets and liabilities recognized upon the consolidation of Virtuoso, our former unconsolidated real estate entity, during the year ended December 31, 2023, on the date of consolidation.

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
Subsequent Investment in Unconsolidated Real Estate Entity
On January 30, 2025, we entered into a joint venture for the development of Nexton Pine Hollow, a to-be-built multifamily apartment project comprised of 324 units (unaudited) in Charleston, SC. We have committed to invest an aggregate of $28,582 in this joint venture, and, as of January 30, 2025, had funded $8,408 on account of this commitment.

Independence Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
As of December 31, 2024
(Dollars in thousands, except share and per share data)
NOTE 5: Indebtedness

The following tables contain summary information concerning our consolidated indebtedness, including indebtedness secured by real estate held for sale as of December 31, 2024:

Debt:	Outstanding Principal	Unamortized Debt Issuance Costs	Unamortized Loan (Discount)/Premiums	Carrying Amount	Type	Weighted Average Contractual Rate (3)	Weighted Average Effective Rate (4)	Weighted Average Maturity (in years)
Unsecured revolver (1)	$194,478	$(526)	$—	$193,952	Floating	5.5%	4.8%	4.0
Unsecured term loans	600,000	(1,831)	—	598,169	Floating	5.6%	4.0%	2.5
Secured credit facilities	585,635	(1,901)	17,034	600,768	Fixed	4.2%	4.4%	3.9
Mortgages (2)	780,794	(3,175)	14,687	792,306	Fixed	3.8%	4.0%	3.7
Unsecured notes	150,000	(1,512)	—	148,488	Fixed	5.4%	5.6%	8.3
Total Debt	$2,310,907	$(8,945)	$31,721	$2,333,683		4.6%	4.3%	3.8
(1)The unsecured revolver total capacity was $500,000, of which $194,478 was outstanding as of December 31, 2024. On January 8, 2025, we amended and restated our unsecured credit agreement, which increased our revolver capacity to $750,000, and extended the maturity date of borrowings under the unsecured revolver to January 8, 2029.
(2)Includes indebtedness secured by real estate held for sale of $59,032.
(3)Represents the weighted average of the contractual interest rates in effect as of year-end without regard to any interest rate swaps or collars.
(4)Represents the total weighted average effective interest rate for the three months ended December 31, 2024, including the impact of interest rate swaps and collars, the amortization of hedging costs, and deferred financing costs, but excluding the impact of loan premium amortization, discount accretion, and interest capitalization.

	Original maturities on or before December 31,
Debt:	2025	2026	2027	2028	2029	Thereafter
Unsecured revolver (1)	$—	$194,478	$—	$—	$—	$—
Unsecured term loans	—	200,000	—	400,000	—	—
Secured credit facilities	3,065	9,111	10,081	453,937	2,669	106,772
Mortgages (2)	44,780	127,773	12,341	179,861	416,039	—
Unsecured notes	—	—	—	—	—	150,000
Total	$47,845	$531,362	$22,422	$1,033,798	$418,708	$256,772
(1)The unsecured revolver total capacity was $500,000, of which $194,478 was outstanding as of December 31, 2024. On January 8, 2025, we amended and restated our unsecured credit agreement, which increased our revolver capacity to $750,000, and extended the maturity date of borrowings under the unsecured revolver to January 8, 2029.
(2)Includes indebtedness secured by real estate held for sale of $59,032.

Independence Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
As of December 31, 2024
(Dollars in thousands, except share and per share data)
The following table contains summary information concerning our consolidated indebtedness as of December 31, 2023:

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
(3)Represents the weighted average of the contractual interest rates in effect as of year-end December 31, 2023 without regard to any interest rate swaps or collars.
(4)Represents the total weighted average effective interest rates for the full year ended December 31, 2023, after giving effect to all components of interest expense including the impact of interest rate swaps and collars, but excluding the impact of loan premium amortization, discount accretion, and interest capitalization.
As of December 31, 2024 we were in compliance with all financial covenants contained in our consolidated indebtedness.
Private Placement of $150 Million of Unsecured Notes
On August 19, 2024, we entered into a Note and Guaranty Agreement granting us the right to sell up to $150,000 of unsecured notes (the “Private Placement”), consisting of $75,000 aggregate principal amount of unsecured notes due October 1, 2031 and $75,000 aggregate principal amount of unsecured notes due October 1, 2034 (each a “note” and collectively, the “notes”), to an institutional investor in the Private Placement at fixed annual interest rates of 5.32% and 5.53%, respectively. The entire unpaid principal balance of each note shall be due and payable on the maturity date thereof. On October 1, 2024, the notes were executed and funded. We incurred $1,120 of deferred financing costs attributable to the Private Placement which have been allocated evenly between the notes and will be amortized into interest expense over their respective 7- or 10-year terms, respectively. The net proceeds have been or will be used to repay secured mortgage debt scheduled to mature in 2024 and 2025 and to reduce the borrowings under our unsecured revolver. As of December 31, 2024, $99,556 of property mortgages have been repaid with proceeds from the notes.
Unsecured Revolver and Term Loans
On January 8, 2025, IROP entered into the Fifth Amended and Restated Credit Agreement (the “Fifth Restated Credit Agreement”) by and among IROP, as borrower, IRT as parent guarantor, KeyBank National Association, as administrative agent, and the other agents and lender parties thereto, which amended and restated in its entirety the Fourth Amended and Restated Credit Agreement dated as of July 25, 2022 (the “Fourth Restated Credit Agreement”). The Fourth Restated Credit Agreement provided for a $500,000 unsecured revolving credit facility (the “Unsecured Revolver”) with a January 31, 2026 scheduled maturity date and two unsecured term loans, specifically: (i) a $200,000 term loan with a May 18, 2026 maturity date (the “2026 Term Loan”) and (ii) a $400,000 term loan with a January 28, 2028 maturity date (the “2028 Term Loan”). We recognized the restructuring of the Fifth Restated Credit Agreement as a modification of debt for all lenders except for two and incurred deferred financing costs of $1,615 associated with the transaction. The Fifth Restated Credit Agreement increases the maximum principal amount of the Unsecured Revolver to $750,000, which represents an increase of $250,000 over the Fourth Restated Credit Agreement and extends its maturity date until January

Independence Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
As of December 31, 2024
(Dollars in thousands, except share and per share data)
8, 2029. The Fifth Restated Credit Agreement also releases the Subsidiary Guarantors which were parties to the Fourth Restated Credit Agreement. We recognized the portion of debt associated with the lenders no longer participating in the Fifth Restated Credit Agreement as an extinguishment of debt and wrote off their de minimis deferred financing costs.
The Fifth Restated Credit Agreement increases the aggregate amount of borrowings under the credit agreement to $1,350,000 and permits IROP to request an increase in such aggregate amount to up to $2,000,000 subject to certain terms and conditions, including receipt of commitments from one or more lenders, whether or not currently parties to the Fifth Restated Credit Agreement, to provide such increased amounts, which increase may be allocated, at IROP’s option, to the Unsecured Revolver and/or to one or more of the Term Loans, in accordance with the Fifth Restated Credit Agreement.
Borrowings under the 2026 Term Loan bear interest at a rate equal to either (i) the SOFR rate plus a margin of 80 to 160 basis points, or (ii) a base rate plus a margin of 0 to 60 basis points. These margins represent a 5-basis point decrease from those applicable to the 2026 Term Loan. The margin for borrowings under the Unsecured Revolver and the 2028 Term Loan remain unchanged, with (1) Unsecured Revolver borrowings bearing interest at a rate equal to either (i) the SOFR rate plus a margin of 72.5 to 140 basis points, or (ii) a base rate plus a margin of 0 to 40 basis points; and (2) 2028 Term Loan borrowings bearing interest at a rate equal to either (i) the SOFR rate plus a margin of 80 to 160 basis points, or (ii) a base rate plus a margin of 0 to 60 basis points. The applicable margin will be determined based upon IRT’s credit rating. At the time of closing, based on IRT’s credit rating along with IROP’s consolidated leverage ratio, the applicable SOFR margin was 77.5 basis points for the Unsecured Revolver and 85 basis points for both the 2026 Term Loan and 2028 Term Loan. Overall, this reflects a weighted average reduction in margin of approximately 34 basis points compared to the interest rate margins in place prior to IRT’s receipt of investment grade credit ratings.
The Fifth Restated Credit Agreement contains customary covenants for credit facilities of this type, including restrictions on our ability to take the following actions: (i) make distributions after an event of default; (ii) incur debt; (iii) make investments; (iv) grant or suffer liens; (v) undertake mergers, consolidations, asset sales and other fundamental entity changes; (vi) make material changes to contracts and organizational documents; and (vii) enter into transactions with affiliates.
The Fifth Restated Credit Agreement also contains financial covenants applicable to us involving (i) maximum consolidated total debt to total asset value, (ii) maximum distributions, (iii) maximum secured debt to total asset value, (iv) maximum unsecured debt to eligible unencumbered properties, and (v) minimum consolidated fixed charge coverage. The Fifth Restated Credit Agreement provides for certain customary events of default, including among others, non-payment of principal, interest or other amounts when due, inaccuracy of representations and warranties, violation of covenants, cross defaults with certain other indebtedness, insolvency or inability to pay debts, bankruptcy, or a change of control.
On July 25, 2022, we entered into the Fourth Restated Credit Agreement which amended and restated in its entirety the Third Amended and Restated Credit Agreement dated as of December 14, 2021 (the “Third Restated Credit Agreement”). The Fourth Restated Credit Agreement provided for an aggregate amount available for borrowing of $1,100,000, which consisted of (i) a $500,000 Unsecured Revolver with a January 31, 2026 scheduled maturity date, (ii) the 2028 Term Loan; and (iii) the 2026 Term Loan. The Fourth Restated Credit Agreement represented an increase of $100,000 over the Third Restated Credit Agreement which provided for (i) the Unsecured Revolver, (ii) the 2026 Term Loan, and (iii) two additional term loans of $200,000 and $100,000, which had maturity dates of January 17, 2024 and November 20, 2024, respectively (collectively, the “2024 Term Loans”). Proceeds of the 2028 Term Loan were used to (i) repay and retire the 2024 Term Loans, and (ii) reduce $100,000 of outstanding borrowings under the Unsecured Revolver. In addition, the Fourth Restated Credit Agreement changed the LIBOR interest rate option to SOFR. The Fourth Restated Credit Agreement otherwise continued, without material change, the 2026 Term Loan and the Unsecured Revolver. We recognized the restructuring of the Fourth Restated Credit Agreement as a modification of debt for all lenders except for one and incurred deferred financing costs of $1,477 associated with the transaction. We recognized the portion of debt

Independence Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
As of December 31, 2024
(Dollars in thousands, except share and per share data)
associated with the lender no longer participating in the Fourth Restated Credit Agreement as an extinguishment of debt and wrote off their de minimis deferred financing costs.
Secured Credit Facilities
PNC Secured Credit Facility
On December 16, 2021, in connection with the STAR Merger, we assumed the PNC MCFA, a fixed rate multifamily note and other loan documents for the benefit of PNC Bank. The PNC MCFA provides for a fixed rate loan in the aggregate principal amount of $79,170 that accrues interest at 2.82% per annum and has a maturity date of July 1, 2030. As of December 31, 2024, and 2023, the outstanding principal balance was $76,249 and $76,248, respectively.
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
Mortgages
The following table summarizes the mortgage payoffs during the years ended December 31, 2024 and 2023:

	Amount	Weighted Average Interest Rate
Mortgage payoffs in 2023	$121,018	5.87%
Mortgage payoffs in 2024	303,464	3.83%
	$424,482	4.41%
Subsequent to the year ended December 31, 2024, we paid off one property mortgage in the amount of $14,406 using proceeds from our private placement of unsecured notes. Additionally, subsequent to the year ended December 31, 2024, we paid off the Ridge Crossings mortgage in the amount of $56,884 as a result of the sale of Ridge Crossings.
NOTE 6: Derivative Financial Instruments
The following table summarizes the aggregate notional amounts and estimated net fair values of our derivative instruments as of December 31, 2024 and 2023:

	As of December 31, 2024			As of December 31, 2023
	Notional	Fair Value of Assets	Fair Value of Liabilities	Notional	Fair Value of Assets	Fair Value of Liabilities
Cash flow hedges:
Interest rate swaps	$500,000	$20,328	$—	$500,000	$20,090	$—
Interest rate collars	200,000	8,972	—	250,000	2,700	—
Forward interest rate collars	—	—	—	200,000	7,147	—
Total	$700,000	$29,300	$—	$950,000	$29,937	$—

Independence Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
As of December 31, 2024
(Dollars in thousands, except share and per share data)
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
Interest rate collars
On July 12, 2022, we entered into forward starting interest rate collars with a total notional value of $200,000, a cap rate of 2.50%, a floor rate of 1.50% and a maturity date of January 17, 2028. The effective date for $100,000 of the forward interest rate collars was January 17, 2024 and November 17, 2024, for the other $100,000. We designated these forward interest rate collars as cash flow hedges at inception and determined that the hedges are highly effective in offsetting interest rate fluctuations associated with the identified indebtedness.
For interest rate swaps and collars that are considered effective hedges, we reclassified realized gains of $19,730, $19,189, and $1,296 to earnings within interest expense for the years ended December 31, 2024, 2023 and 2022, respectively. For interest rate swaps and collars that are considered effective hedges, gains of $11,434 are expected to be reclassified out of accumulated other comprehensive income (loss) to earnings over the next 12 months.
Effective interest rate swaps and collars are reported in accumulated other comprehensive income (loss) and the fair value of these hedge agreements is included in other assets or other liabilities.
NOTE 7: Stockholder Equity and Noncontrolling Interest
Completed Public Offering of 11.5 Million Shares of Common Stock
On September 3, 2024, we entered into an underwriting agreement with Citigroup Global Markets Inc., KeyBanc Capital Markets Inc. and RBC Capital Markets LLC as representatives of the several underwriters named therein, (collectively, the “Underwriters”), and Citigroup Global Markets Inc. in its capacity as agent (in such capacity, the “Forward Seller”) for Citibank, N.A., as forward counterparty (the “Forward Counterparty”) and the Forward Counterparty related to the offering of an aggregate of 11.5 million shares of our common stock, par value $0.01 per share, at a price of $18.96 per share consisting of 11.5 million shares of our common stock offered by the Forward Seller in connection with the forward sale agreements described below (including 1.5 million shares offered pursuant to the Underwriter’s option to purchase additional shares, which was exercised in full). We did not initially receive any proceeds from the sale of our common stock by the Forward Seller. We completed the offering on September 5, 2024.
In connection with the offering, we also entered into two forward sale agreements. The first forward sale agreement (the “Initial Forward Sale Agreement”), dated September 3, 2024, with the Forward Seller and Forward Counterparty, and the second forward sale agreement (the “Additional Forward Sale Agreement”, together with the Initial Forward Sale Agreement, the “Forward Sale Agreements”), dated September 4, 2024, with the Forward Seller and the Forward Counterparty. In connection with the Forward Sale Agreements, the Forward Seller (or its affiliate) borrowed

Independence Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
As of December 31, 2024
(Dollars in thousands, except share and per share data)
from third parties and sold to the Underwriters an aggregate of 11.5 million shares of our common stock that was sold in the offering.
On December 30, 2024, we physically settled 3.25 million shares at a weighted average price of $19.04 per share and we received proceeds of $61,882. All of the net proceeds were used to fund new acquisitions. As of December 31, 2024, 8.25 million shares of our common stock remained to be settled under the Forward Sale Agreements, which if physically settled would provide additional proceeds to us of $155,781 based on the forward price as of December 31, 2024. We expect to physically settle the remaining Forward Sale Agreements and receive proceeds, subject to certain adjustments, from the sale of those shares upon one or more such physical settlements within approximately twelve months from the date of the prospectus supplement, no later than September 5, 2025, the scheduled maturity date of the Forward Sale Agreements. Although we expect to settle the remaining Forward Sale Agreements entirely by the physical delivery of shares of our common stock for cash proceeds, we may also elect to cash or net share settle all or a portion of our obligations under the Forward Sale Agreements, in which case, we may receive or owe cash or shares of our common stock from or to the Forward Seller. The Forward Sale Agreements provided for an initial forward sale price of $18.96 per share, subject to certain adjustments pursuant to the terms of each of the Forward Sale Agreements. The Forward Sale Agreements are subject to early termination or settlement under certain circumstances.
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
During the three months ended September 30, 2024, and December 31, 2024, we entered into forward sale transactions under the 2023 ATM Program for the forward sale of an aggregate 2,498,300 shares of our common stock with a maturity date of September 5, 2025 or November 13, 2025, respectively, as set forth in the forward sale transactions placement notice. On December 30, 2024, we physically settled all of these 2,498,300 shares of our common stock at a weighted average price of $20.06 per share and we received proceeds of $50,106. As of December 31, 2024, approximately $399,435 remained available for issuance under the 2023 ATM Program.
The following table summarizes our sales transactions under the 2023 ATM Program settled during the year ended December 31, 2024:

Forward Sale Transaction Date	Number of Shares Sold	Expiration Date of Forward Contract	Number of Shares Settled	Settlement Date	Settlement Price, Net of Commissions	Proceeds, Net of Commissions
August 2024	1,500,000	09/05/25	1,500,000	12/30/24	$19.57	$29,358
November 2024	998,300	11/13/25	998,300	12/30/24	20.78	20,748
	2,498,300		2,498,300		$20.06	$50,106
We evaluated the accounting for the forward sale transactions under FASB ASC Topic 480 “Distinguishing Liabilities from Equity” and FASB ASC Topic 815 “Derivatives and Hedging”. As the forward sale transactions are

Independence Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
As of December 31, 2024
(Dollars in thousands, except share and per share data)
considered indexed to our own equity and since they meet the equity classification conditions in ASC 815-40-25, the forward sale transactions have been classified as equity.
Stock Repurchase Program
On May 18, 2022, our Board of Directors authorized a common stock repurchase program (the “Stock Repurchase Program”) covering up to $250,000 in shares of our common stock. Under the Stock Repurchase Program, we, in our discretion, may purchase our shares from time to time in the open market or in privately negotiated transactions. The amount and timing of the purchases will depend on a number of factors, including the price and availability of our shares, trading volumes and general market conditions. The Stock Repurchase Program has no time limit and may be suspended or discontinued at any time. During the years ended December 31, 2024, 2023, and 2022, we had no repurchases of shares under the Stock Repurchase Program. As of December 31, 2024, we had $250,000 in shares of our common stock remaining authorized for purchase under the Stock Repurchase Program.
Our board of directors declared the following dividends in 2024:

Quarter	Declaration Date	Record Date	Payment Date	Dividend Declared Per Share
First quarter 2024	March 11, 2024	March 29, 2024	April 19, 2024	$0.16
Second quarter 2024	June 10, 2024	June 28, 2024	July 19, 2024	$0.16
Third quarter 2024	September 17, 2024	September 30, 2024	October 18, 2024	$0.16
Fourth quarter 2024	December 16, 2024	December 31, 2024	January 17, 2025	$0.16
Our board of directors declared the following dividends in 2023:

Quarter	Declaration Date	Record Date	Payment Date	Dividend Declared Per Share
First quarter 2023	March 13, 2023	March 31, 2023	April 21, 2023	$0.14
Second quarter 2023	May 10, 2023	June 30, 2023	July 21, 2023	$0.16
Third quarter 2023	September 12, 2023	September 29, 2023	October 20, 2023	$0.16
Fourth quarter 2023	December 11, 2023	December 29, 2023	January 19, 2024	$0.16
Noncontrolling Interest
During 2024, holders of IROP units exchanged 4,928 units for 4,928 shares of our common stock. As of December 31, 2024, 5,941,643 IROP units held by unaffiliated third parties were outstanding.
During 2023, holders of IROP units exchanged 144,600 units for 144,600 shares of our common stock. As of December 31, 2023, 5,946,571 IROP units held by unaffiliated third parties were outstanding.
Our board of directors declared the following distributions on our operating partnership’s LP units during 2024:

Quarter	Declaration Date	Record Date	Payment Date	Dividend Declared Per Unit
First quarter 2024	March 11, 2024	March 29, 2024	April 19, 2024	$0.16
Second quarter 2024	June 10, 2024	June 28, 2024	July 19, 2024	$0.16
Third quarter 2024	September 17, 2024	September 30, 2024	October 18, 2024	$0.16
Fourth quarter 2024	December 16, 2024	December 31, 2024	January 17, 2025	$0.16

Independence Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
As of December 31, 2024
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
NOTE 8: Equity Compensation Plans
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
Under the Incentive Plan, we have granted restricted shares, RSUs, and performance share units (“PSUs”). For the years ended December 31, 2024, 2023 and 2022 we recognized $7,390, $7,883 and $8,044 of stock compensation expense, respectively.
The restricted shares and RSUs granted under the Incentive Plan generally vest over a two, three, or four-year period. In addition, we have granted unrestricted shares to our non-employee directors. These awards generally vest or vested immediately. A summary of restricted common share award and RSU activity is presented below.

	2024		2023		2022
	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Balance, January 1,	416,735	$18.70	395,482	$18.67	404,988	$13.75
Granted	400,659	15.16	356,886	18.06	269,150	23.07
Vested	(232,830)	17.67	(260,128)	17.80	(223,785)	14.40
Forfeited	(74,669)	16.37	(75,505)	18.59	(54,871)	21.38
Balance, December 31, (1)	509,895	$16.73	416,735	$18.70	395,482	$18.67
(1)The outstanding award balance above included 149,334, 127,989, and 163,348 RSUs as of December 31, 2024, 2023, and 2022, respectively.
Subsequent to December 31, 2024, 243,006 restricted stock awards and RSUs valued at a weighted-average price of $19.40, or $4,872,838 in the aggregate were awarded to employees. These awards vest over a two to four-year period.
As of December 31, 2024, the unearned compensation cost relating to unvested restricted common share awards and RSUs was $4,005, which will be recognized over a weighted-average period of 1.9 years. The estimated fair value of restricted common share awards, and RSUs, vested during 2024, 2023, and 2022 was $3,645, $4,494, and $5,452, respectively.

Independence Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
As of December 31, 2024
(Dollars in thousands, except share and per share data)
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

	2024		2023		2022
	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Balance, January 1,	589,522	$16.26	841,519	$13.74	944,907	$9.32
Granted (1)	218,379	13.64	216,794	17.43	198,099	20.67
Change in awards based on performance (2)	82,534	14.48	104,060	14.22	150,147	8.89
Vested	(248,055)	12.15	(452,380)	11.55	(425,022)	6.47
Forfeited	—	—	(120,471)	16.68	(26,612)	20.35
Balance, December 31,	642,380	$16.72	589,522	$16.26	841,519	$13.74
(1)PSUs granted reflects the number of awards assuming target performance. The actual number of awards earned is based on actual performance during the three-year performance period and ranges from 0%-150% of target.
(2)Represents the change in the numbers of PSUs earned based on above target performance achievement for the performance period.
Our assumptions used in computing the fair value of the PSUs at the dates of their respective grants, using the Monte Carlo method, were as follows:

	For the year ended December 31,
	2024	2023	2022
Dividend yield	4.2%	4.7%	5.4%
Volatility (a)	35.0%	33.0%	32.0%
Expected term	2.8 years	2.9 years	2.9 years
(a)This represents the volatility assumption used for IRT. The volatility assumptions used for our peer group and the NAREIT Mortgage Index ranged from 25% to 45%.
The Company estimates future expenses associated with PSUs outstanding at December 31, 2024 to be $1,299, which will be recognized over a weighted-average period of 2.6 years. The estimated fair value of PSUs vested during 2024, 2023, and 2022 was $3,683, $7,990, and $10,458, respectively.

Independence Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
As of December 31, 2024
(Dollars in thousands, except share and per share data)
NOTE 9: Earnings (Loss) Per Share
The following table presents a reconciliation of basic and diluted earnings (loss) per share for the years ended December 31, 2024, 2023 and 2022:

	For the Years Ended December 31,
	2024	2023	2022
Net income (loss)	$40,033	$(17,807)	$120,659
(Income) loss allocated to noncontrolling interest	(742)	580	(3,410)
Net income (loss) allocable to common shares	39,291	(17,227)	117,249
Weighted-average shares outstanding—Basic	224,798,958	224,414,443	221,965,460
Dilutive securities	785,348	—	1,154,477
Weighted-average shares outstanding—Diluted	225,584,306	224,414,443	223,119,937
Earnings (loss) per share—Basic	$0.17	$(0.08)	$0.53
Earnings (loss) per share—Diluted	$0.17	$(0.08)	$0.53
Certain IROP units and shares deliverable under the forward sale agreement totaling 14,192,127 for the year ended December 31, 2024, and certain IROP units, PSUs, RSUs, restricted stock awards and shares deliverable under the forward sale agreement totaling 6,669,403 and 6,091,171 for the years ended December 31, 2023 and 2022, respectively, were excluded from the earnings per share computation because their effect would have been anti-dilutive.
NOTE 10: Quarterly Financial Data (Unaudited)
The following table summarizes our quarterly financial data which, in the opinion of management, reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of our results of operations:

	For the Three-Month Periods Ended
	March 31	June 30	September 30	December 31
2024
Total revenue	$160,534	$158,402	$160,135	$160,963
Net income (loss)	17,961	10,555	12,620	(1,100)
Net income (loss) allocable to common shares	17,577	10,354	12,365	(1,001)
Total earnings per share—Basic (1)	$0.08	$0.05	$0.05	$0.00
Total earnings per share—Diluted (1)	$0.08	$0.05	$0.05	$0.00
2023
Total revenue	$161,374	$163,955	$168,607	$167,046
Net income (loss)	8,872	10,988	3,986	(41,654)
Net income (loss) allocable to common shares	8,648	10,709	3,930	(40,515)
Total earnings (loss) per share—Basic (1)	$0.04	$0.05	$0.02	$(0.18)
Total earnings (loss) per share—Diluted (1)	$0.04	$0.05	$0.02	$(0.18)
(1)The summation of quarterly per share amounts may not equal the full year amounts due to rounding.

Independence Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
As of December 31, 2024
(Dollars in thousands, except share and per share data)

NOTE 11: Segment Reporting
Each of our multifamily properties is considered an operating segment that earns revenues through the leasing of apartment homes and incurs associated expenses. Individual operating results for each of our multifamily properties is reviewed and discrete financial information is available. Our multifamily properties have similar long-term economic characteristics and provide similar products and services to a similar class of residents. All operations are within the United States and no individual multifamily property comprises more than 10% of consolidated revenues or assets. We aggregate our multifamily properties on a same-store and non same-store basis, and as a result, have identified two reportable segments.
•Same-Store includes properties that were owned and not a development property at the beginning of the previous year, and that have not been sold or identified as held for sale.
•Non Same-Store includes properties that did not meet the definition of a same-store property as of the beginning of the previous year.
GAAP guidance requires that segment disclosures present the measures used by the Chief Operating Decision Maker (“CODM”) to decide how to allocate resources and for purposes of assessing segment performance. As a group, our executive officers, including the CEO, President and CFO, CAO, and SVP of Operations act as the CODM. The CODM manages and reviews our operations on both a property-by-property basis and same-store and non same-store basis and uses net operating income (“NOI”) as the primary financial measure to evaluate operating results of our multifamily properties, including analyses compared to prior periods and budgeted operating results. NOI is defined as total property revenues less total property operating expenses, excluding interest expenses, depreciation and amortization, casualty related costs and gains, property management expenses, general and administrative expense, net gains on sale of assets, merger and integration costs, and restructuring costs.
Segment assets consist of real estate held for investment, real estate held for sale and investments in real estate under development. Non-segment assets consist of assets in the Company’s other non-reportable segments and corporate non-segment assets, which are comprised of cash and cash equivalents, restricted cash, investments in unconsolidated real estate entities, other assets, derivative assets and intangible assets. Reportable segment asset information is not provided to the CODM as the CODM does not use segment asset information to evaluate the business and allocate resources.

Independence Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
As of December 31, 2024
(Dollars in thousands, except share and per share data)
The following table details NOI for our two reportable segments for the years ended December 31, 2024, 2023 and 2022, and reconciles the reportable segment revenue to consolidated revenue and NOI to Net income (loss) on the consolidated statements of operations. The segments are classified as same-store or non same-store based on the individual property’s status as of December 31, 2024 for the years ended December 31, 2024 and 2023 and at December 31, 2023 for the year ended December 31, 2022.

	2024	2023	2022
Revenue:
Same-store rental and other property revenue	$602,584	$585,277	$558,203
Non same-store rental and other property revenue	36,329	74,564	69,211
Total reportable segments revenue	$638,913	$659,841	$627,414
Other income	1,122	1,142	1,111
Total consolidated revenue	$640,035	$660,983	$628,525
Operating Expenses:
Same-store
Real estate taxes	69,863	72,518	72,406
Property insurance	15,698	14,618	11,683
Personnel expenses	49,504	45,592	45,347
Utilities	30,210	28,296	28,026
Repairs and maintenance	19,791	20,122	18,484
Contract services	21,846	21,584	18,998
Advertising expenses	7,578	6,342	4,852
Other property operating expenses (1)	6,510	6,625	6,891
Total same-store operating expenses	221,000	215,697	206,687
Non same-store
Total non same-store operating expenses	14,588	28,633	25,588
Total reportable segments operating expenses	235,588	244,330	232,275
Net Operating Income:
Same-store NOI	381,584	369,580	351,516
Non same-store NOI	21,741	45,931	43,623
Total reportable segments NOI	403,325	415,511	395,139
Adjustments:
Other revenue	1,122	1,142	1,111
Property management expenses	(29,923)	(27,081)	(24,033)
General and administrative expenses	(24,245)	(22,766)	(26,260)
Depreciation and amortization	(220,854)	(218,968)	(252,849)
Casualty (losses) gains, net	(3,935)	(925)	8,866
Interest expense	(76,141)	(89,921)	(86,955)
(Loss on impairment) gain on sale of real estate, net	(9,862)	(66,547)	111,756
Gain (loss) on extinguishment of debt	200	(124)	—
Other (loss) income	(1)	(427)	1,558
Income (loss) from investments in unconsolidated real estate entities	347	(4,488)	(2,169)
Merger and integration costs	—	—	(5,505)
Restructuring costs	—	(3,213)	—
Net income (loss)	$40,033	$(17,807)	$120,659
(1)Other property operating expenses includes property office, administrative and legal costs.

Independence Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
As of December 31, 2024
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
Lease Obligations
We lease office space in Philadelphia, PA and Chicago, IL. As of December 31, 2024, the weighted average term of our lease obligations was 4.6 years. The following table sets forth, as of December 31, 2024, the annual minimum rent due pursuant to these leases for each of the next five years and thereafter:

Year	Amount
2025	$525
2026	568
2027	576
2028	538
2029	383
Thereafter	—
Total	$2,590

Independence Realty Trust
Schedule III - Real Estate and Accumulated Depreciation
As of December 31, 2024
(Dollars in thousands)

	Number of Properties	Initial Cost		Cost of Improvements		Gross Carrying Amount		Accumulated Depreciation
Market		Land	Building	Land	Building	Land	Building		Encumbrances (a)	Year(s) of Acquisition
Atlanta, GA	13	$102,866	$903,813	$—	$101,001	$102,866	$1,004,814	$(124,992)	(b)	2015 - 2021
Austin, TX	1	3,857	48,719	—	7,726	3,857	56,445	(6,152)		2021
Birmingham, AL (c)	1	6,729	129,856	—	(13,891)	6,729	115,965	(12,582)	(b)	2021
Charleston, SC	2	9,260	69,104	—	3,846	9,260	72,950	(17,489)		2015
Charlotte, NC	4	26,294	234,257	—	2,050	26,294	236,307	(19,508)		2015 - 2024
Cincinnati, OH	2	6,939	111,937	—	6,001	6,939	117,938	(10,806)		2021
Columbus, OH	10	28,870	308,917	—	43,141	28,870	352,058	(53,930)		2014 - 2021
Dallas, TX	14	68,829	749,578	—	61,781	68,829	811,359	(93,128)	(b)	2015 - 2021
Denver, CO (d)	7	35,836	437,901	—	21,651	35,836	459,552	(38,339)	(b)	2021 - 2023
Greenville, SC	1	7,330	111,833	—	7,111	7,330	118,944	(11,283)		2021
Houston, TX	5	18,767	186,226	—	9,984	18,767	196,210	(18,267)		2021
Huntsville, AL	4	24,000	212,753	—	4,842	24,000	217,595	(20,027)		2015 - 2023
Indianapolis, IN	7	22,284	251,814	—	20,424	22,284	272,238	(36,802)	(b)	2012 - 2021
Lexington, KY	3	9,467	145,715	—	8,515	9,467	154,230	(14,278)		2021
Louisville, KY	4	21,228	102,521	—	19,534	21,228	122,055	(35,057)		2014
Memphis, TN	4	10,730	124,023	—	25,655	10,730	149,678	(42,175)		2014 - 2015
Myrtle Beach, SC - Wilmington, NC	3	4,580	55,797	—	7,964	4,580	63,761	(13,111)	(b)	2017
Nashville, TN	5	33,939	318,936	—	22,150	33,939	341,086	(32,435)	(b)	2021 - 2022
Oklahoma City, OK	8	17,099	280,770	—	39,577	17,099	320,347	(42,305)	(b)	2014 - 2021
Orlando, FL	2	14,151	113,622	—	5,106	14,151	118,728	(11,243)		2015 - 2024
Raleigh - Durham, NC	6	34,409	199,323	—	20,893	34,409	220,216	(50,440)		2014 - 2019
San Antonio, TX	1	4,604	50,501	—	2,422	4,604	52,923	(5,107)		2021
Tampa-St. Petersburg, FL	6	55,706	287,436	3,920	52,101	59,626	339,537	(44,083)		2017 - 2024
	113	$567,774	$5,435,352	$3,920	$479,584	$571,694	$5,914,936	$(753,539)
(a)Encumbrances exclude the principal balance of $585,635 and associated deferred financing costs related to the secured credit facilities.
(b)Represents properties with gross assets of $2,783,529 and mortgage note indebtedness of $780,794.
(c)Includes properties classified as held for sale as of December 31, 2024.
(d)Includes development placed in service of $111,398 at one development property.

Independence Realty Trust
Schedule III - Real Estate and Accumulated Depreciation
As of December 31, 2024
(Dollars in thousands)

Investments in Real Estate	December 31, 2024 (1)	December 31, 2023 (2)	December 31, 2022 (3)

Balance, beginning of period	$6,579,190	$6,652,083	$6,534,563
Additions during period:
Acquisitions and consolidations	235,333	49,939	201,611
Improvements to land and building	146,046	217,235	85,227
Deductions during period:
Dispositions of real estate	(411,833)	(283,991)	(161,836)
Impairment of real estate assets held for sale	(20,995)	(32,956)	—
Asset write-offs	(41,111)	(23,120)	(7,482)
Balance, end of period:	$6,486,630	$6,579,190	$6,652,083

Accumulated Depreciation	December 31, 2024 (1)	December 31, 2023 (1)	December 31, 2022 (3)

Balance, beginning of period	$606,404	$426,097	$254,123
Depreciation expense	218,445	216,838	197,539
Dispositions of real estate	(30,199)	(13,411)	(18,083)
Asset write-off	(41,111)	(23,120)	(7,482)
Balance, end of period:	$753,539	$606,404	$426,097
(1)Includes one property classified as held for sale as of December 31, 2024.
(2)Includes six properties classified as held for sale as of December 31, 2023.
(3)Includes one property classified as held for sale as of December 31, 2022.

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
Under the supervision of our chief executive officer and chief financial officer and with the participation of our disclosure committee, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our chief executive officer and chief financial officer determined that, as of December 31, 2024, our disclosure controls and procedures are effective at the reasonable assurance level.
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
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 Framework). Based on this assessment, management believes that, as of December 31, 2024, our internal control over financial reporting is effective.
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
ITEM 9B.    Other Information
During the three months ended December 31, 2024, two of the Company's directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted a Rule 10b5-1 trading arrangement. No other directors or officers of the Company adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933) during the three months ended December 31, 2024. During the three months ended December 31, 2024, the Company did not adopt, terminate or modify a Rule 10b5-1 trading arrangement.
On December 5, 2024, Scott F. Schaeffer, our Chief Executive Officer and Chairman of the Board, entered into a Rule 10b5-1 trading arrangement, effective April 1, 2025, providing for the sale, from time to time, of up to 40,000 shares of the Company's common stock. The Rule 10b5-1 trading arrangement will terminate upon the earlier of March 31, 2026 or the sale of 40,000 shares of the Company’s common stock. On December 5, 2024, Richard Gebert, one of our directors, entered into a Rule 10b5-1 trading arrangement, effective April 1, 2025, providing for the sale, from time to time, of up to 6,000 shares of the Company's common stock. The Rule 10b5-1 trading arrangement will terminate upon the earlier of March 31, 2026 or the sale of 6,000 shares of the Company’s common stock. Each of Mr. Schaeffer's and Mr. Gebert's trading plan is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act.
ITEM 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not Applicable.

PART III
ITEM 10.    Directors, Executive Officers and Corporate Governance
The Company maintains an Insider Trader Policy governing the purchase, sale and/or other dispositions of its securities by directors, officers and employees, or the Company itself, that is reasonably designed to promote compliance with insider trading laws, rules and regulations and NYSE listing standards. A copy of our Insider Trading Policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.
The information required by this item will be set forth in our definitive proxy statement with respect to our 2025 annual meeting of stockholders, and is incorporated herein by reference.
ITEM 11.    Executive Compensation
The information required by this item will be set forth in our definitive proxy statement with respect to our 2025 annual meeting of stockholders, and is incorporated herein by reference.
ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item will be set forth in our definitive proxy statement with respect to our 2025 annual meeting of stockholders, and is incorporated herein by reference.
ITEM 13.    Certain Relationships and Related Transactions and Director Independence
The information required by this item will be set forth in our definitive proxy statement with respect to our 2025 annual meeting of stockholders, and is incorporated herein by reference.
ITEM 14.    Principal Accountant Fees and Services
The information required by this item will be set forth in our definitive proxy statement with respect to our 2025 annual meeting of stockholders, and is incorporated herein by reference.
PART IV
ITEM 15.    Exhibits and Financial Statement Schedules
The following documents are filed as part of this report:
1.Consolidated Financial Statements
Index to Consolidated Financial Statements
Independence Realty Trust, Inc.
Report of Independent Registered Public Accounting Firm (PCAOB ID 185).
Consolidated Balance Sheets as of December 31, 2024 and 2023.
Consolidated Statements of Operations for the years ended December 31, 2024, 2023 and 2022.
Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2024, 2023 and 2022.
Consolidated Statements of Changes in Equity for the years ended December 31, 2024, 2023 and 2022.
Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023 and 2022.
Notes to Consolidated Financial Statements.
2.Financial Statement Schedules
Schedule III: Real Estate and Accumulated Depreciation
All other schedules are not applicable.

3.Exhibits
The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K:

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

3.1.1	Articles of Restatement of IRT, dated as of August 20, 2013, incorporated by reference to Exhibit 3.1 to IRT’s Current Report on Form 8-K filed on August 20, 2013.

3.1.2	Articles of Amendment of IRT, dated as of July 26, 2021, incorporated by reference to Exhibit 3.1 to IRT’s Current Report on Form 8-K filed on July 30, 2021.

3.1.3	Articles Supplementary of Independence Realty Trust, Inc. dated March 4, 2024, incorporated by reference to Exhibit 3.1 to IRT’s Current Report on Form 8-K filed on March 1, 2024.

3.2	Amended and Restated Bylaws of IRT, dated as of February 22, 2023, incorporated by reference to Exhibit 3.2 to IRT's Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

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

EXHIBIT INDEX

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

10.10	Employment Agreement, dated December 20, 2016, by and between IRT and Scott F. Schaeffer, incorporated by reference to Exhibit 10.4 to the 12/22/16 Form 8-K.**

10.11	Employment Agreement, dated December 20, 2016, by and between IRT and James J. Sebra, incorporated by reference to Exhibit 10.5 to the 12/22/16 Form 8-K. **

10.12	Employment Offer Letter, dated November 3, 2023, from IRT to Michele Weisbaum, incorporated by reference to Exhibit 10.12 to IRT's Annual Report on Form 10-K for the year ended December 31, 2023.**

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

10.16
Form of Cash Bonus Award Grant Agreement under the Independence Realty Trust, Inc. 2022 Long Term Incentive Plan, incorporated by reference to Exhibit 10.25 to IRT's Annual Report on Form 10-K for the year ended December 31, 2022.**

10.17
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

10.20
Fifth Amended, Restated and Consolidated Credit Agreement (the “Credit Agreement”), dated as of January 8, 2025, by and among the Independence Realty Operating Partnership, LP as borrower and Independence Realty Trust, Inc., as guarantor; Citibank, N.A. (together with any successor in interest, “Citibank”) and KeyBank National Association (together with any successor in interest, “KeyBank”), as initial Lenders, Issuing Lenders and Swing Loan Lenders, the other lending institutions which are parties to the Credit Agreement as “Lenders”; the other lending institutions that may become parties to the Credit Agreement and KeyBank, as administrative agent for Lenders, with Citibank, Capital One, National Association, PNC Bank, National Association, Regions Bank, BMO Bank, N.A., The Huntington National Bank and Truist Bank, as Revolving Facility Co-Syndication Agents; Regions Bank, and Capital One, National Association, as 2021 Term Loan Co-Syndication Agents; Capital One, National Association and PNC National Bank Association, as 2022 Term Loan Co-Syndication Agents; Bank of America, N.A., Barclays Bank PLC and Royal Bank of Canada, as Co-Documentation Agents; Citibank and KeyBanc Capital Markets, as Revolving Facility and 2021 Term Loan Joint Bookrunners; KeyBanc Capital Markets, Capital One, National Association, and PNC Capital Markets, LLC, as 2022 Term Loan Joint Bookrunners; KeyBanc Capital Markets, Citibank, PNC Capital Markets LLC, Capital One, National Association, The Huntington National Bank Regions Capital Markets, BMO Bank N.A., and Truist Securities, Inc., as Revolving Facility Joint Lead Arrangers; KeyBanc Capital Markets, Capital One, National Association, and Regions Capital Markets, as 2021 Term Loan Joint Lead Arrangers; and KeyBanc Capital Markets, Capital One, National Association and PNC Capital Markets, LLC, as 2022 Term Loan Joint Lead Arrangers, as incorporated by reference to Exhibit 10.1 to IRT’s Current Report on Form 8-K filed on January 10, 2025.

19.1	Independence Realty Trust, Inc. Insider Trading Policy, filed herewith.

21.1	Subsidiaries of IRT, filed herewith.

23.1	Consent of KPMG LLP, filed herewith.

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith.

EXHIBIT INDEX

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

97.1	IRT Dodd-Frank Clawback Policy, filed herewith.

99.1	Material U.S. Federal Income Tax Considerations filed herewith.

101	The following materials, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2024 and December 31, 2023, (ii) Consolidated Statements of Operations for the years ended December 31, 2024, 2023 and 2022. (iii) Consolidated Statements of Equity for the years ended December 31, 2024, 2023 and 2022, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023, and 2022, and (v) notes to the consolidated financial statements as of December 31, 2024, filed herewith.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).
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

INDEPENDENCE REALTY TRUST, INC.

Date:	February 18, 2025	By:	/S/ SCOTT F. SCHAEFFER
Scott F. Schaeffer
Chairman of the Board and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/S/ SCOTT F. SCHAEFFER	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 18, 2025
Scott F. Schaeffer

/S/ JAMES J. SEBRA	President, Chief Financial Officer and Treasurer (Principal Financial Officer)	February 18, 2025
James J. Sebra

/S/ JASON R. DELOZIER	Chief Accounting Officer	February 18, 2025
Jason R. Delozier	(Principal Accounting Officer)

/S/ STEPHEN BOWIE	Director	February 18, 2025
Stephen Bowie

/S/ NED W. BRINES	Director	February 18, 2025
Ned W. Brines

/S/ ANA MARIE DEL RIO	Director	February 18, 2025
Ana Marie del Rio

/S/ RICHARD D. GEBERT	Director	February 18, 2025
Richard D. Gebert

/S/ CRAIG MACNAB	Director	February 18, 2025
Craig Macnab

/S/ MELINDA H. MCCLURE	Director	February 18, 2025
Melinda H. McClure

/S/ THOMAS H. PURCELL	Director	February 18, 2025
Thomas H. Purcell

/S/ DEFOREST B. SOARIES, JR.	Director	February 18, 2025
DeForest B. Soaries, Jr.

/S/ LISA WASHINGTON	Director	February 18, 2025
Lisa Washington