Form 10-Q
period 2025-03-31
INDEPENDENCE REALTY TRUST, INC.
filed 2025-05-01
CIK 1466085

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

As of April 25, 2025 there were 233,784,950 shares of the Registrant’s common stock issued and outstanding.

INDEPENDENCE REALTY TRUST, INC.

INDEX

PART I—FINANCIAL INFORMATION

Item 1.         Financial Statements

Independence Realty Trust, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited and dollars in thousands, except share and per share data)

	As of	As of
	March 31, 2025	December 31, 2024
ASSETS:
Investments in real estate:
Investments in real estate, at cost	$6,442,303	$6,363,936
Accumulated depreciation	(789,619)	(740,957)
Investments in real estate, net	5,652,684	5,622,979

Real estate held for sale	—	110,112
Investments in real estate under development	117,802	116,861
Cash and cash equivalents	29,055	21,228
Restricted cash	19,279	22,224
Investments in unconsolidated real estate entities	101,640	91,975
Other assets	39,330	39,596
Derivative assets	20,084	29,300
Intangible assets, net of accumulated amortization of $3,158 and $1,305, respectively	3,620	3,644
Total Assets	$5,983,494	$6,057,919
LIABILITIES AND EQUITY:
Indebtedness, net	$2,253,957	$2,274,651
Indebtedness associated with real estate held for sale	—	59,032
Accounts payable and accrued expenses	86,399	94,670
Accrued interest payable	10,136	8,630
Dividends payable	37,865	37,827
Derivative liabilities	29	—
Other liabilities	7,929	8,035
Total Liabilities	2,396,315	2,482,845
Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized, 0 and 0 shares issued and outstanding, respectively	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized, 233,763,180 and 230,838,006 shares issued and outstanding, including 397,000 and 360,561 unvested restricted common share awards, respectively	2,337	2,308
Additional paid-in capital	3,918,718	3,868,006
Accumulated other comprehensive income	17,308	26,065
Accumulated deficit	(482,973)	(454,104)
Total stockholders’ equity	3,455,390	3,442,275
Noncontrolling interests	131,789	132,799
Total Equity	3,587,179	3,575,074
Total Liabilities and Equity	$5,983,494	$6,057,919

The accompanying notes are an integral part of these condensed consolidated financial statements.

Independence Realty Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited and dollars in thousands, except share and per share data)

	For the Three Months Ended
	March 31,
	2025	2024
REVENUE:
Rental and other property revenue	$160,905	$160,331
Other revenue	338	203
Total revenue	161,243	160,534
EXPENSES:
Property operating expenses	59,263	59,971
Property management expenses	7,826	7,499
General and administrative expenses	8,406	8,381
Depreciation and amortization expense	58,725	53,721
Casualty (gains) losses, net	(115)	2,301
Total expenses	134,105	131,873
Interest expense	(19,348)	(20,603)
Gain on sale (loss on impairment) of real estate assets, net	1,496	10,530
(Loss) gain on extinguishment of debt	(67)	203
Other loss	(103)	(1)
Loss from investments in unconsolidated real estate entities	(590)	(829)
Net income:	8,526	17,961
Income allocated to noncontrolling interest	(172)	(384)
Net income allocable to common shares	$8,354	$17,577
Earnings per share:
Basic	$0.04	$0.08
Diluted	$0.04	$0.08
Weighted-average shares:
Basic	230,723,583	224,627,115
Diluted	231,828,484	225,226,270

The accompanying notes are an integral part of these condensed consolidated financial statements.

Independence Realty Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive (Loss) Income

(Unaudited and dollars in thousands)

	For the Three Months Ended
	March 31,
	2025	2024
Net income	$8,526	$17,961
Other comprehensive (loss) income:
Change in fair value of interest rate hedges	(5,679)	14,463
Realized gains on interest rate hedges reclassified to earnings	(3,309)	(5,239)
Total other comprehensive (loss) income	(8,988)	9,224
Comprehensive (loss) income before allocation to noncontrolling interests	(462)	27,185
Allocation to noncontrolling interests	59	(620)
Comprehensive (loss) income	$(403)	$26,565

The accompanying notes are an integral part of these condensed consolidated financial statements.

Independence Realty Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Equity

(Unaudited and dollars in thousands, except share and per share data)

				Accumulated	Retained
		Par Value	Additional	Other	Earnings	Total
	Common	Common	Paid In	Comprehensive	(Accumulated	Stockholders’	Noncontrolling	Total
	Shares	Shares	Capital	Income (Loss)	Deficit)	Equity	Interests	Equity
Balance, December 31, 2024	230,838,006	$2,308	$3,868,006	$26,065	$(454,104)	$3,442,275	$132,799	$3,575,074
Net income	—	—	—	—	8,354	8,354	172	8,526
Common dividends declared ($0.16 per share)	—	—	—	—	(37,223)	(37,223)	—	(37,223)
Other comprehensive loss	—	—	—	(8,757)	—	(8,757)	(231)	(8,988)
Stock compensation	321,828	3	4,048	—	—	4,051	—	4,051
Repurchase of shares related to equity award tax withholding	(46,654)	—	(3,322)	—	—	(3,322)	—	(3,322)
Issuance of common shares, net	2,650,000	26	49,986	—	—	50,012	—	50,012
Distribution to noncontrolling interest declared ($0.16 per share)	—	—	—	—	—	—	(951)	(951)
Balance, March 31, 2025	233,763,180	$2,337	$3,918,718	$17,308	$(482,973)	$3,455,390	$131,789	$3,587,179

				Accumulated	Retained
		Par Value	Additional	Other	Earnings	Total
	Common	Common	Paid In	Comprehensive	(Accumulated	Stockholders’	Noncontrolling	Total
	Shares	Shares	Capital	Income (Loss)	Deficit)	Equity	Interests	Equity
Balance, December 31, 2023	224,706,731	$2,247	$3,751,942	$25,513	$(348,405)	$3,431,297	$135,897	$3,567,194
Net income	—	—	—	—	17,577	17,577	384	17,961
Common dividends declared ($0.16 per share)	—	—	—	—	(36,187)	(36,187)	—	(36,187)
Other comprehensive income	—	—	—	8,988	—	8,988	236	9,224
Stock compensation	391,667	4	3,456	—	—	3,460	—	3,460
Repurchase of shares related to equity award tax withholding	(32,930)	—	(1,598)	—	—	(1,598)	—	(1,598)
Conversion of noncontrolling interest to common shares	4,928	—	33	—	—	33	(33)	—
Distribution to noncontrolling interest declared ($0.16 per unit)	—	—	—	—	—	—	(951)	(951)
Balance, March 31, 2024	225,070,396	$2,251	$3,753,833	$34,501	$(367,015)	$3,423,570	$135,533	$3,559,103

The accompanying notes are an integral part of these condensed consolidated financial statements

Independence Realty Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited and dollars in thousands)

	For the Three Months Ended
	March 31,
	2025	2024
Cash flows from operating activities:
Net income	$8,526	$17,961
Adjustments to reconcile net income to cash flow from operating activities:
Depreciation and amortization	58,725	53,721
Accretion of loan discounts and premiums, net	(2,029)	(2,395)
Amortization of deferred financing costs, net	895	697
Stock compensation expense	3,949	3,389
(Gain on sale) loss on impairment of real estate assets, net	(1,496)	(10,530)
Loss (gain) on extinguishment of debt	67	(203)
Amortization related to derivative instruments	257	316
Non-cash casualty losses	400	1,184
Equity in loss from investments in unconsolidated real estate entities	590	829
Other non-cash loss	103	1
Changes in assets and liabilities:
Other assets	1,058	970
Accounts payable and accrued expenses	(11,904)	(20,779)
Accrued interest payable	1,506	(772)
Other liabilities	(282)	(332)
Cash flow provided by operating activities	60,365	44,057
Cash flows from investing activities:
Acquisition of real estate properties	(58,637)	—
Escrow deposits for pending real estate acquisitions	(1,623)	—
Investments in unconsolidated real estate entities	(10,255)	(1,272)
Proceeds from dispositions of real estate properties, net	109,203	292,670
Capital expenditures	(21,451)	(24,561)
Real estate development expenditures	(7,120)	(14,095)
Proceeds from insurance claims	324	2,661
Cash flow provided by investing activities	10,441	255,403
Cash flows from financing activities:
Proceeds from issuance of common stock, net	50,012	—
Proceeds from unsecured credit facility	201,414	94,000
Unsecured credit facility and secured credit facility repayments	(198,000)	(220,152)
Mortgage principal repayments and payoffs	(74,425)	(142,537)
Payment for deferred financing costs	(5,549)	(242)
Distributions on common stock	(37,185)	(36,149)
Distributions to noncontrolling interests	(951)	(951)
Payment for debt extinguishment	—	(663)
Repurchase of shares related to equity award tax withholding	(1,240)	(1,598)
Cash flow used in financing activities	(65,924)	(308,292)
Net change in cash and cash equivalents, and restricted cash	4,882	(8,832)
Cash and cash equivalents, and restricted cash, beginning of period	43,452	50,732
Cash and cash equivalents, and restricted cash, end of the period	$48,334	$41,900
Reconciliation of cash, cash equivalents, and restricted cash to the Condensed Consolidated Balance Sheets
Cash and cash equivalents	$29,055	$21,275
Restricted cash	19,279	20,625
Total cash, cash equivalents, and restricted cash, end of period	$48,334	$41,900

The accompanying notes are an integral part of these condensed consolidated financial statements

Independence Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
March 31, 2025
(Unaudited and dollars in thousands, except share and per share data)

NOTE 1: Organization

Independence Realty Trust, Inc. (“IRT”), is a self-administered and self-managed Maryland real estate investment trust (“REIT”) which was formed on March 26, 2009. We are primarily engaged in the ownership, operation, management, improvement, and acquisition of multifamily apartment communities in non-gateway markets. As of March 31, 2025, we owned and operated 113 multifamily apartment properties (including one owned through a consolidated joint venture) that contain an aggregate of 33,175 units across non-gateway U.S. markets, including Atlanta, Columbus, Dallas, Denver, Houston, Indianapolis, Nashville, Oklahoma City, Raleigh-Durham, and Tampa. In addition, as of March 31, 2025, we owned one investment in real estate under development in Denver, Colorado that will, upon completion, contain 296 units. As of March 31, 2025, we also owned interests in five unconsolidated joint ventures, three of which own and operate multifamily apartment communities that contain an aggregate of 886 units and two of which are developing multifamily apartment properties that will, upon completion, contain an aggregate of 702 units. We own all of our assets and conduct substantially all of our operations through Independence Realty Operating Partnership, LP, a Delaware limited partnership (“IROP”), of which we are the sole general partner.

As used herein, the terms “we,” “our,” and “us” refer to IRT and, as required by context, IROP and its subsidiaries.

NOTE 2: Summary of Significant Accounting Policies

a. Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared by management in accordance with generally accepted accounting principles in the United States (“GAAP”). Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations, although we believe that the included disclosures are adequate to make the information presented not misleading. The unaudited interim condensed consolidated financial statements should be read in conjunction with our audited financial statements as of and for the year ended  December 31, 2024 included in our 2024 Annual Report on Form 10-K. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our condensed consolidated financial position and condensed consolidated results of operations and cash flows are included. The results of operations for the interim periods presented are not necessarily indicative of the results for the full year. The Company evaluated subsequent events through the date its financial statements were issued. No significant recognized or non-recognized subsequent events were noted other than those described in the footnotes.

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

e. Restricted Cash

Restricted cash includes escrows of our funds held by lenders to fund certain expenditures, such as real estate taxes and insurance, or to be released at our discretion upon the occurrence of certain pre-specified events. As of March 31, 2025 and December 31, 2024, we had $19,279 and $22,224, respectively, of restricted cash.

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
March 31, 2025
(Unaudited and dollars in thousands, except share and per share data)

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

The aggregate value of in-place leases is determined by evaluating various factors, including the terms of the leases that are in place and assumed lease-up periods. The value assigned to these intangible assets is amortized over the assumed lease up period, typically nine months. During the three months ended March 31, 2025 and 2024, we acquired in-place leases with a value of $1,829 and $0, respectively, related to our acquisitions that are discussed further in Note 3: Investments in Real Estate. During the three months ended March 31, 2025 and 2024, we recorded $1,853 and $66, respectively, of amortization for intangible assets. For the three months ended March 31, 2025 and 2024, we wrote-off fully amortized intangible assets of $0 and $398, respectively. As of March 31, 2025, we expect to record additional amortization expense on current in-place intangible assets of $3,620 for the remainder of 2025.

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

We review our long-lived assets on an ongoing basis and evaluate the recoverability of the carrying value when there is an indicator of impairment. An impairment charge is recognized when it is determined that the carrying value of the asset exceeds the fair value. The estimated cash flows and estimated fair value used in the impairment analysis are determined based on our plans for the respective assets, including the expected hold period, and our assessment of market and economic conditions. The estimates consider matters such as current and historical rental rates and collection levels, occupancies for the respective and/or comparable properties, and recent sales data for comparable properties. Changes in our plans or views of market and economic conditions may result in adjustments to estimated future cash flows, which could lead to recognition of impairment losses. These losses, as guided by the applicable accounting standards, could be significant. For the three months ended March 31, 2025 and 2024, we recorded impairment charges of $0 and $15,107, respectively, on account of real estate classified as held for sale and sold properties.

Depreciation Expense

Depreciation expense for real estate assets is computed using a straight-line method based on a life of 40 years for buildings and improvements and five to ten years for furniture, fixtures, and equipment. For the three months ended March 31, 2025 and 2024, we recorded $56,454 and $53,323 of depreciation expense, respectively. During the three months ended March 31, 2025 and 2024, we wrote-off fully depreciated fixed assets of $7,792 and $7,276, respectively.

Casualty Related Costs

Occasionally, we incur losses at our communities from wind storms, floods, fires and similar hazards. Sometimes, a portion of these losses are not fully covered by our insurance policies due to deductibles. In these cases, we estimate the carrying value of the damaged property and record a casualty loss for the difference between the estimated carrying value and the insurance proceeds. Any amount of insurance recovery in excess of the amount of the losses incurred is considered a gain contingency and is recorded in casualty losses (gains), net when the proceeds are received. During the three months ended March 31, 2025 and 2024, we recorded ($115) and $2,301 of casualty (gains) losses, net, respectively.

g. Investments in Real Estate Under Development

We capitalize direct and indirect project costs incurred during the development period such as construction, insurance, architectural, legal, interest costs, and real estate taxes. At such time as the development is considered substantially complete, the capitalization of certain indirect costs such as real estate taxes, interest costs, and all project-related costs in real estate under development are reclassified to investments in real estate. For the three months ended March 31, 2025 and 2024, we recorded $1,559 and $1,570, respectively, of capitalized interest expense on our investments in real estate under development.

As of March 31, 2025 and December 31, 2024, the carrying value of our investment in real estate under development in Denver, Colorado totaled $117,802 and $116,861 respectively, net of $115,767 and $111,398 placed in service, respectively, and was recorded as a separate line item in our condensed consolidated balance sheets.

Independence Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
March 31, 2025
(Unaudited and dollars in thousands, except share and per share data)

h. Investments in Unconsolidated Real Estate Entities

We have entered into joint ventures with unrelated third parties to acquire, develop, own, operate, and manage real estate assets. Our joint ventures are funded with a combination of debt and equity. We will consolidate entities that we control as well as any variable interest entity ("VIE") where we are the primary beneficiary. Under the VIE model, we consolidate an entity when we have the ability to direct the activities of the VIE and the obligations to absorb losses or the right to receive benefits that could potentially be significant to the VIE. Under the voting model, we consolidate an entity when we control the entity through ownership of a majority voting interest. We separately analyzed the initial accounting for each of our investments in unconsolidated real estate entities and concluded that each investment is a voting interest entity. Our equity interest varies for each of our investments in unconsolidated real estate entities between 50% and 90% but, in each case, we share control of the major decisions that most significantly impact the joint ventures with our partners. Since we do not control the joint venture through our ownership interest, they are accounted for under the equity method of accounting, and are included in investments in unconsolidated real estate entities on the condensed consolidated balance sheets. Under the equity method of accounting, the investments are carried at cost plus our share of net earnings or losses. For the three months ended March 31, 2025 and 2024, we recorded $954 and $1,272, respectively, of capitalized interest expense on our investments in unconsolidated real estate entities in our condensed consolidated balance sheets.

i. Revenue and Expenses

Rental and Other Property Revenue

We apply FASB ASC Topic 842, “Leases” (“ASC 842”) with respect to our accounting for rental income. We primarily lease apartment units under operating leases generally with terms of one year or less. Rental payments are generally due monthly and rental revenues are recognized on an accrual basis when earned. We have elected to account for lease (i.e., fixed payments including base rent) and non-lease components (i.e., tenant reimbursements and certain other service fees) as a single combined operating lease component since (1) the timing and pattern of transfer of the lease and non-lease components is the same, (2) the lease component is the predominant element, and (3) the combined single lease component would be classified as an operating lease.

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
March 31, 2025
(Unaudited and dollars in thousands, except share and per share data)

FASB ASC Topic 825, “Financial Instruments” requires disclosure of the fair value of financial instruments for which it is practicable to estimate that value. Given that cash and cash equivalents and restricted cash are short term in nature with limited fair value volatility, the carrying amount is deemed to be a reasonable approximation of fair value and the fair value input is classified as a Level 1 fair value measurement. The fair value input for derivatives is classified as a Level 2 fair value measurement within the fair value hierarchy. The fair value of our unsecured revolver, term loans, and mortgage indebtedness is based on a discounted cash flows valuation technique. As this technique utilizes current credit spreads, which are generally unobservable, this is classified as a Level 3 fair value measurement within the fair value hierarchy. We determine appropriate credit spreads based on the type of debt and its maturity. There were no transfers between levels in the fair value hierarchy for the three months ended March 31, 2025. The following table summarizes the carrying amount and the fair value of our financial instruments as of the periods indicated:

	As of March 31, 2025		As of December 31, 2024
	Carrying	Estimated	Carrying	Estimated
Financial Instrument	Amount	Fair Value	Amount	Fair Value
Assets
Cash and cash equivalents	$29,055	$29,055	$21,228	$21,228
Restricted cash	19,279	19,279	22,224	22,224
Derivative assets	20,084	20,084	29,300	29,300

Liabilities
Debt:
Unsecured revolver	192,274	198,645	193,952	194,249
Unsecured term loans	598,341	601,464	598,169	599,375
Secured credit facilities	599,665	564,337	600,768	554,238
Mortgages	715,167	673,173	792,306	733,050
Unsecured notes	148,510	150,348	148,488	150,343
Derivative liabilities	29	29	-	-

l. Deferred Financing Costs

Costs incurred in connection with debt financing are deferred and classified within indebtedness and charged to interest expense over the terms of the related debt agreements, under the effective interest method.

m. Office Leases

In accordance with FASB ASC Topic 842, “Leases”, lessees are required to recognize a right-of-use asset and a lease liability on the balance sheet at the lease commencement date for all leases, except those leases with terms of less than a year. We lease corporate office space under leases with terms of up to 10 years and that may include extension options, but that do not include any residual value guarantees or restrictive covenants. As of March 31, 2025 and December 31, 2024, we had $2,023 and $1,877, respectively, of operating lease right-of-use assets and $2,272 and $2,123, respectively, of operating lease liabilities related to our corporate office leases. The operating lease right-of-use assets are presented within other assets and the operating lease liabilities are presented within other liabilities in our condensed consolidated balance sheets. During the three months ended March 31, 2025 and 2024, we recorded $120 and $220, respectively, of total operating lease expense which is recorded within property management expense and general and administrative expenses in our condensed consolidated statements of operations.

n. Income Taxes

We have elected to be taxed as a REIT. Accordingly, we recorded no income tax expense for the three months ended March 31, 2025 and 2024.

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

In November 2024, the FASB issued ASU No. 2024-03 “Income Statement —Reporting Comprehensive Income —Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses”, and in January 2025, the FASB issued ASU No. 2025-01 “Income Statement —Reporting Comprehensive Income —Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date.” ASU 2024-03 requires disaggregated information for specified categories of expenses, including employee compensation and depreciation and amortization, to be presented in certain expense captions on the face of the income statement. ASU 2024-03, as clarified by ASU 2025-01, is effective for annual periods beginning January 1, 2027 and interim periods beginning January 1, 2028. Early adoption is permitted. The new standards may be applied either prospectively, to financial statements issued after the effective date, or retrospectively, to all prior periods presented. The Company is currently evaluating the impact of this standard on its financial statement disclosures.

Independence Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
March 31, 2025
(Unaudited and dollars in thousands, except share and per share data)

In March 2024, the SEC issued rules on the enhancement and standardization of climate-related disclosures. The rules, require disclosure of material climate-related risks; activities to mitigate or adapt to such risks; governance and management of such risks; and material greenhouse gas emissions from operations owned or controlled and or indirect emissions from purchased energy consumed in operations. Additionally, the rules require disclosure in the notes to the financial statements of the effects of severe weather events and other natural conditions, subject to certain materiality thresholds. The rules were scheduled to become effective for the Company beginning with the year ended December 31, 2025. However, the SEC has voluntarily stayed the rules and ended its defense of the rules in response to pending legal challenges. The Company is evaluating the effect that the rules will have on its financial statement disclosures if the rules were to ultimately be implemented.

NOTE 3: Investments in Real Estate

As of March 31, 2025, our investments in real estate consisted of 113 operating apartment properties, including one owned through a consolidated joint venture that contain an aggregate of 33,175 units. The following table summarizes our investments in real estate:

	As of March 31, 2025	As of December 31, 2024	Depreciable Lives (In years)
Land	$569,937	$564,966	—
Building	5,379,573	5,323,105	40
Furniture, fixtures and equipment	492,793	475,865	5 - 10
Total investments in real estate	$6,442,303	$6,363,936
Accumulated depreciation	(789,619)	(740,957)
Investments in real estate, net	$5,652,684	$5,622,979

Acquisitions

The following table summarizes our acquisitions for the three months ended March 31, 2025:

Property Name	Date Acquired	Market	Units	Purchase Price
Autumn Breeze	2/27/2025	Indianapolis, IN	280	$59,500

The following table summarizes the relative fair value of the assets and liabilities associated with acquisitions during the three months ended March 31, 2025, on the date of acquisition accounted for under FASB ASC Topic 805-50-15-3.

Fair Value of Assets Acquired During the
Three Months Ended
March 31, 2025
Assets acquired:
Investments in real estate	$57,854
Other assets	48
Intangible assets	1,829
Total assets acquired	59,731
Liabilities assumed:
Accounts payable and accrued expenses	1,002
Other liabilities	92
Total liabilities assumed	1,094
Estimated fair value of net assets acquired	$58,637

Dispositions

The following table summarizes our dispositions for the three months ended March 31, 2025:

Property	Market	Units	Sale Date	Sale Price	Gain on Sale (Loss) on Impairment), Net
Ridge Crossings (1)	Birmingham, AL	720	2/14/2025	$111,000	$1,496

(1)	During the three months ended December 31, 2024, we recognized a loss on impairment of $20,928.

Independence Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
March 31, 2025
(Unaudited and dollars in thousands, except share and per share data)

NOTE 4: Investments in Unconsolidated Real Estate

As of March 31, 2025, our investments in unconsolidated real estate entities had aggregate land, building, and capitalized construction in progress costs of $344,057 and aggregate construction debt of $225,887. We do not guarantee any debt, capital payout or other obligations associated with these entities. We recognize earnings or losses from our investments in unconsolidated real estate entities consisting of our proportionate share of the net earnings or losses of the joint ventures. We recognized losses of $590 and $829 from equity method investments during the three months ended March 31, 2025 and 2024, respectively, and these losses were recorded in loss from investments in unconsolidated real estate entities in our condensed consolidated statements of operations.

The following table summarizes our investments in unconsolidated real estate entities as of March 31, 2025 and December 31, 2024:

				Carrying Value As Of
Investments in Unconsolidated Real Estate Entities	Location	Units (1)	IRT Ownership Interest	March 31, 2025	December 31, 2024
Metropolis at Innsbrook (2)	Richmond, VA	402	84.8%	$20,816	$21,163
Views of Music City II (3)	Nashville, TN	209	50.0%	5,912	5,905
Lakeline Station	Austin, TX	378	90.0%	36,609	36,106
The Mustang (4)	Dallas, TX	275	85.0%	29,288	28,801
Nexton Pine Hollow (5)	Charleston, SC	324	90.0%	9,015	—
Total		1,588		$101,640	$91,975

(1)	Represents the total number of units after development is complete and each property is placed in service.
(2)

The Metropolis at Innsbrook is an operating property consisting of 402 total units. The property was listed for sale during the three months ended March 31, 2025 and is under contract to be sold during the three months ended June 30, 2025. From the sale, we expect to receive a return of our invested capital in the amount of $24,500 and to recognize a gain of approximately $10,300.

(3)

Views of Music City II is an operating property consisting of 209 units and was listed for sale during the three months ended March 31, 2025. We expect this property to be sold during 2025 and to receive our preferred return and invested capital.

(4)	The Mustang is an operating property consisting of 275 total units. We have a call option that gives us the right to buy the property upon the earlier of the date upon which the property achieves 85% occupancy or August 15, 2025.
(5)	On January 30, 2025, we entered into a joint venture for the development of Nexton Pine Hollow, a to-be-built multifamily apartment project comprised of 324 units in Charleston, SC. We have committed to invest an aggregate of $28,582 in this joint venture.

NOTE 5: Indebtedness

Unsecured Revolver and Term Loans

On January 8, 2025, IROP entered into the Fifth Amended and Restated Credit Agreement (the “Fifth Restated Credit Agreement”), which amended and restated in its entirety the Fourth Amended and Restated Credit Agreement dated as of July 25, 2022. The Fifth Restated Credit Agreement increased the maximum principal amount of the unsecured revolver to $750,000, which represents an increase of $250,000 over the prior credit agreement, extended its maturity date until January 8, 2029 and reduced the margin on our unsecured revolver and existing $200,000 term loan while leaving the terms of our existing $400,000 term loan unchanged. In summary, the Fifth Restated Credit Agreement provides for a $750,000 unsecured revolving credit facility (the “Unsecured Revolver”) with a January 8, 2029 maturity date and two unsecured term loans, specifically: (i) a $200,000 term loan with a May 18, 2026 maturity date and (ii) a $400,000 term loan with a January 28, 2028 maturity date.

The Fifth Restated Credit Agreement increases the aggregate amount of borrowings under the credit agreement to $1,350,000 and permits IROP to request an increase in such aggregate amount to up to $2,000,000 subject to certain terms and conditions, including receipt of commitments from one or more lenders, whether or not currently parties to the Fifth Restated Credit Agreement, to provide such increased amounts, which increase may be allocated, at IROP’s option, to the Unsecured Revolver and/or to one or more of the term loans, in accordance with the Fifth Restated Credit Agreement. Refer to our 2024 Annual Report on Form 10-K for additional borrowing terms and financial covenant details.

Independence Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
March 31, 2025
(Unaudited and dollars in thousands, except share and per share data)

The following tables contain summary information concerning our consolidated indebtedness, as of March 31, 2025:

Consolidated Debt:	Outstanding Principal	Unamortized Debt Issuance Costs	Unamortized Loan (Discount)/Premiums	Carrying Amount	Type	Weighted Average Contractual Rate (2)	Weighted Average Effective Rate (3)	Weighted Average Maturity (in years)
Unsecured revolver (1)	$197,892	$(5,618)	$—	$192,274	Floating	5.1%	4.8%	3.8
Unsecured term loans	600,000	(1,659)	—	598,341	Floating	5.2%	4.0%	2.3
Secured credit facilities	585,635	(1,798)	15,828	599,665	Fixed	4.2%	4.4%	3.7
Mortgages	706,368	(2,827)	11,626	715,167	Fixed	3.8%	4.0%	3.6
Unsecured notes	150,000	(1,490)	—	148,510	Fixed	5.4%	5.6%	8.0
Total Consolidated Debt	$2,239,895	$(13,392)	$27,454	$2,253,957		4.5%	4.3%	3.6

(1)	The unsecured revolver total capacity is $750,000, of which $197,892 was outstanding as of March 31, 2025.
(2)	Represents the weighted average of the contractual interest rates in effect as of the three months ended March 31, 2025, without regard to any interest rate swaps or collars.
(3)

Represents the weighted average effective interest rates for the three months ended March 31, 2025, including the impact of interest rate swaps and collars, the amortization of hedging costs, and deferred financing costs, but excluding the impact of loan premium amortization, discount accretion, and interest capitalization.

The following table contains summary information concerning our consolidated indebtedness as of March 31, 2025:

	Scheduled maturities on our consolidated indebtedness outstanding as of March 31, 2025
Consolidated Debt:	2025	2026	2027	2028	2029	Thereafter
Unsecured revolver	$—	$—	$—	$—	$197,892	$—
Unsecured term loans	—	200,000	—	400,000	—	—
Secured credit facilities	3,065	9,111	10,081	453,937	2,669	106,772
Mortgages	26,549	126,482	11,281	126,019	416,037	—
Unsecured notes	—	—	—	—	—	150,000
Total	$29,614	$335,593	$21,362	$979,956	$616,598	$256,772

The following table contains summary information concerning our consolidated indebtedness, including indebtedness secured by real estate held for sale, as of December 31, 2024:

Consolidated Debt:	Outstanding Principal	Unamortized Debt Issuance Costs	Unamortized Loan (Discount)/Premiums	Carrying Amount	Type	Weighted Average Contractual Rate (3)	Weighted Average Effective Rate (4)	Weighted Average Maturity (in years)
Unsecured revolver (1)	$194,478	$(526)	$—	$193,952	Floating	5.5%	4.8%	4.0
Unsecured term loans	600,000	(1,831)	—	598,169	Floating	5.6%	4.0%	2.5
Secured credit facilities	585,635	(1,901)	17,034	600,768	Fixed	4.2%	4.4%	3.9
Mortgages (2)	780,794	(3,175)	14,687	792,306	Fixed	3.8%	4.0%	3.7
Unsecured notes	150,000	(1,512)	—	148,488	Fixed	5.4%	5.6%	8.3
Total Consolidated Debt	$2,310,907	$(8,945)	$31,721	$2,333,683		4.6%	4.3%	3.8

(1)	The unsecured revolver total capacity was $500,000, of which $194,478 was outstanding as of December 31, 2024.
(2)	Includes indebtedness secured by real estate held for sale of $59,032.
(3)	Represents the weighted average of the contractual interest rates in effect as of year-end December 31, 2024, without regard to any interest rate swaps or collars.
(4)

Represents the total weighted average effective interest rates for the full year ended December 31, 2024, after giving effect to all components of interest expense including the impact of interest rate swaps and collars, but excluding the impact of loan premium amortization, discount accretion, and interest capitalization.

As of March 31, 2025, we were in compliance with all financial covenants contained in our consolidated indebtedness.

Independence Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
March 31, 2025
(Unaudited and dollars in thousands, except share and per share data)

NOTE 6: Derivative Financial Instruments

The following table summarizes the aggregate notional amounts and estimated net fair values of our derivative instruments as of March 31, 2025 and December 31, 2024:

	As of March 31, 2025			As of December 31, 2024
	Notional	Fair Value of Assets	Fair Value of Liabilities	Notional	Fair Value of Assets	Fair Value of Liabilities
Cash flow hedges:
Interest rate swaps	$600,000	$13,587	$29	$500,000	$20,328	$—
Interest rate collars	200,000	6,497	—	200,000	8,972	—
Total	$800,000	$20,084	$29	$700,000	$29,300	$—

Effective interest rate swaps and collars are reported in accumulated other comprehensive income, and the fair value of these hedge agreements is recorded as derivative assets or liabilities on the face of our condensed consolidated balance sheets.

For our interest rate swaps and collars that are considered highly effective hedges, we reclassified realized gains of $3,309 and $5,239 to earnings within interest expense for the three months ended March 31, 2025 and 2024, and we expect gains of $10,120 to be reclassified out of accumulated other comprehensive income to earnings over the next 12 months.

On March 14, 2025, we entered into an interest rate swap contract with a notional value of $100,000, a strike rate of 3.96% and a maturity date of March 17, 2026. The interest rate swap has an effective date of March 17, 2025. We designated this interest rate swap as a cash flow hedge at inception and determined that the hedge is highly effective in offsetting interest rate fluctuations associated with the identified indebtedness.

NOTE 7: Stockholders' Equity and Noncontrolling Interests

Stockholders’ Equity

On March 10, 2025, our board of directors declared a dividend of $0.16 per share on our common stock, which was paid on  April 21, 2025 to common stockholders of record as of March 28, 2025.

Public Offering of 11,500,000 Shares of Common Stock

On September 3, 2024, we entered into an underwriting agreement with Citigroup Global Markets Inc., KeyBanc Capital Markets Inc. and RBC Capital Markets LLC as representatives of the several underwriters named therein, (collectively, the “Underwriters”), and Citigroup Global Markets Inc. in its capacity as agent (in such capacity, the “Forward Seller”) for Citibank N.A., as forward counterparty (the “Forward Counterparty”) and the Forward Counterparty related to the offering of an aggregate of 11,500,000 shares of our common stock, par value $0.01 per share, at a price of $18.96 per share consisting of 11,500,000 shares of our common stock (including 1,500,000 shares offered pursuant to the underwriter’s option to purchase additional shares, which was exercised in full) offered by the Forward Seller in connection with the forward sale agreements described below. We did not initially receive any proceeds from the sale of our common stock by the Forward Seller and we completed the offering on September 5, 2024.

In connection with the offering, we also entered into two forward sale agreements (the “Forward Sale Agreements”) pursuant to which the Forward Seller (or its affiliate) borrowed from third parties and sold to the Underwriters an aggregate of 11,500,000 shares of our common stock that was sold in the offering.

On  March 31, 2025, we physically settled 2,650,000 of those shares at a weighted average price of $18.89 per share and we received proceeds of $50,059. All of the net proceeds were used to fund new acquisitions. As of March 31, 2025, 5,600,000 shares of our common stock remained to be settled under the Forward Sale Agreements, which if physically settled would provide additional proceeds to us of $105,784 based on the forward price as of March 31, 2025. We expect to physically settle the remaining Forward Sale Agreements and receive proceeds, subject to certain adjustments, from the sale of those shares upon one or more such physical settlements within approximately twelve months from the date of the prospectus supplement, no later than September 5, 2025, the scheduled maturity date of the Forward Sale Agreements. Although we expect to settle the remaining Forward Sale Agreements entirely by the physical delivery of shares of our common stock for cash proceeds, we may also elect to cash or net share settle all or a portion of our obligations under the Forward Sale Agreements, in which case, we may receive or owe cash or shares of our common stock from or to the Forward Seller. The Forward Sale Agreements provided for an initial forward sale price of $18.96 per share, subject to certain adjustments pursuant to the terms of each of the Forward Sale Agreements. The Forward Sale Agreements are subject to early termination or settlement under certain circumstances.

Independence Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
March 31, 2025
(Unaudited and dollars in thousands, except share and per share data)

ATM Program

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

           During the three months ended March 31, 2025, we entered into forward sales transactions under our ATM Program for the forward sale of an aggregate of 2,681,000 shares of our common stock. The forward sales transactions had not settled as of March 31, 2025, and we had not received any net proceeds from these transactions as of March 31, 2025. Subject to our right to elect net share settlement, we expect to physically settle the forward sales transactions by the maturity date of March 31, 2026. Assuming the forward sales transactions are physically settled in full utilizing the current forward sales price of $20.86 per share, we expect to receive proceeds, net of sales commissions of approximately $55,947, subject to adjustment in accordance with the forward sales transactions. We intend to use substantially all of the net proceeds to fund potential acquisitions and other investment opportunities or for general corporate purposes, including the reduction of outstanding borrowings under our unsecured revolver.

We evaluated the accounting for forward sale agreements under FASB ASC Topic 480 “Distinguishing Liabilities from Equity” and FASB ASC Topic 815 “Derivatives and Hedging”. As the Forward Sale Agreements are considered indexed to our own equity and since they meet the equity classification conditions in ASC 815, the Forward Sale Agreements have been classified as equity.

Stock Repurchase Program

On May 18, 2022, our board of directors authorized a common stock repurchase program (the "Stock Repurchase Program") covering up to $250,000 in shares of our common stock. Under the Stock Repurchase Program, we, in our discretion, may purchase our shares from time to time in the open market or in privately negotiated transactions. The amount and timing of the purchases will depend on a number of factors, including the price and availability of our shares, trading volumes and general market conditions. The Stock Repurchase Program has no time limit and may be suspended or discontinued at any time. During the three months ended March 31, 2025, and 2024, we had no repurchases of shares under the Stock Repurchase Program. As of March 31, 2025, we had $250,000 in shares of our common stock remaining authorized for purchase under the Stock Repurchase Program.

Noncontrolling Interest

During the three months ended March 31, 2025, no holders of IROP units exchanged units for shares of our common stock. As of March 31, 2025, 5,941,643 IROP units held by unaffiliated third parties remain outstanding.

On March 10, 2025, our board of directors declared a dividend of $0.16 per IROP unit, which was paid on  April 21, 2025 to IROP unit holders of record as of March 28, 2025.

NOTE 8: Equity Compensation Plans

Long Term Incentive Plan

On May 18, 2022, our stockholders approved our 2022 Long Term Incentive Plan (the “2022 Incentive Plan”). The 2022 Incentive Plan provides for grants of equity and equity-based awards to our employees, officers, directors, consultants and other service providers, and such awards may take the form of restricted or unrestricted shares of common stock, non-qualified stock options, incentive stock options, restricted stock units (“RSUs”), stock appreciation rights (“SARs”), dividend equivalents and other equity and cash-based awards. A maximum of 8,000,000 shares of our common stock (plus up to an additional 1,280,610 shares of our common stock, to the extent that shares subject to outstanding awards under a prior plan are recycled into the 2022 Incentive Plan) may be issued under the 2022 Incentive Plan, subject to customary adjustment for stock splits, reverse stock splits and similar corporate events or transactions affecting shares of our common stock.

The restricted shares and RSUs granted under the Incentive Plan generally vest or vested over a two-to four-year period. In addition, we have granted unrestricted shares to our non-employee directors. These awards generally vest or vested immediately. A summary of restricted and unrestricted common share awards and RSU activity is presented below.

	2025
	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Balance, January 1,	509,895	$16.73
Granted	250,667	19.40
Vested	(187,822)	17.22
Forfeited	(19,008)	17.15
Balance, March 31,(1)	553,732	$17.76

(1)	The outstanding award balances above include 156,732 and 149,334 RSUs as of March 31, 2025 and December 31, 2024, respectively.

Independence Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
March 31, 2025
(Unaudited and dollars in thousands, except share and per share data)

On February 4, 2025, our compensation committee awarded 194,237 performance share units (“PSUs”) (measured at target) to our executive officers. The number of PSUs earned will be based on attainment of certain performance criteria over a three-year period, with the actual number of shares issuable ranging between 0% and 150% of the target number of PSUs granted. Half of any PSUs earned will vest, and shares will be issued in respect thereof, immediately following the end of the three-year performance period; the remaining half of any PSUs earned will vest, and shares will be issued in respect thereof, after an additional one-year period of service.

During the three months ended March 31, 2025 and 2024, a portion of the RSUs and PSUs granted were issued to employees who are retirement eligible. The fact that the grantees are retirement eligible resulted in immediate recognition of the associated stock-based compensation expense totaling $2,826 and $2,525 , respectively.

NOTE 9: Earnings Per Share

The following table presents a reconciliation of basic and diluted earnings per share for the three months ended March 31, 2025 and 2024:

	For the Three Months Ended
	March 31,
	2025	2024
Net income	$8,526	$17,961
Income allocated to noncontrolling interest	(172)	(384)
Income allocable to common shares	$8,354	$17,577
Weighted-average shares outstanding—Basic	230,723,583	224,627,115
Weighted-average shares outstanding—Diluted	231,828,484	225,226,270
Earnings per share—Basic	$0.04	$0.08
Earnings per share—Diluted	$0.04	$0.08

Certain IROP units and shares deliverable under the forward sale agreements were excluded from the earnings per share computation because their effect would have been anti-dilutive, totaling 8,623,243 for the three months ended March 31, 2025. Certain IROP units, PSUs, RSUs and restricted stock awards were excluded from the earnings per share computation because their effect would have been anti-dilutive, totaling 6,540,798 for the three months ended March 31, 2024.

NOTE 10: Segment Reporting

Each of our multifamily properties is considered an operating segment that earns revenues through the leasing of apartment homes and incurs associated expenses. We aggregate our multifamily properties on a same-store and non same-store basis, and as a result, have identified two reportable segments.

•	Same-Store includes properties that were owned and not a development property as of January 1, 2024, and that have not been sold or identified as held for sale.

•	Non Same-Store includes properties that did not meet the definition of a same-store property as of January 1, 2024.

GAAP guidance requires that segment disclosures present the measures used by the Chief Operating Decision Maker (“CODM”) to decide how to allocate resources and for purposes of assessing segment performance. The CODM uses net operating income (“NOI”) as the primary financial measure to evaluate operating results of our multifamily properties, including analyses compared to prior periods and budgeted operating results. NOI is defined as total property revenues less total property operating expenses, excluding interest expenses, depreciation and amortization, casualty related costs and gains, property management expenses, general and administrative expense and net gains on sale of assets.

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
March 31, 2025
(Unaudited and dollars in thousands, except share and per share data)

The following table details NOI for our two reportable segments for the three months ended March 31, 2025 and 2024, and reconciles NOI to net income (loss) on the condensed consolidated statements of operations. The segments are classified as same-store or non same-store based on the individual property’s status as of March 31, 2025.

	For the Three Months Ended March 31,
	2025	2024
Revenue:
Same store rental and other property revenue	$151,724	$148,326
Non-same store rental and other property revenue	9,181	12,005
Total reportable segments revenue	160,905	160,331
Operating Expenses:
Same store
Real estate taxes	18,834	18,678
Property insurance	3,870	4,096
Personnel expenses	11,887	11,998
Utilities	7,851	7,423
Repairs and maintenance	4,421	4,747
Contract services	5,697	5,061
Advertising expenses	1,906	1,588
Other property operating expenses (1)	1,663	1,673
Total same store operating expenses	56,129	55,264
Non-same store
Total non-same store operating expenses	3,134	4,707
Total reportable segments operating expenses	59,263	59,971
Net Operating Income:
Same store NOI	95,595	93,062
Non-same store NOI	6,047	7,298
Total reportable segments NOI	101,642	100,360
Adjustments:
Other revenue	338	203
Property management expenses	(7,826)	(7,499)
General and administrative expenses	(8,406)	(8,381)
Depreciation and amortization	(58,725)	(53,721)
Casualty gains (losses), net	115	(2,301)
Interest expense	(19,348)	(20,603)
(Loss on impairment) gain on sale of real estate assets, net	1,496	10,530
Gain (loss) on extinguishment of debt	(67)	203
Other (loss) income	(103)	(1)
Gain (loss) from investments in unconsolidated real estate entities	(590)	(829)
Net income (loss)	$8,526	$17,961

(1)	Other property operating expenses includes property office, administrative and legal costs.

NOTE 11: Other Disclosures

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

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act. Such forward-looking statements include, but are not limited to, our planned use of remaining proceeds from our recent sales of common stock on a forward basis and, our unsecured notes in a private placement, our expectations with respect to the two properties which we are under contract to acquire, and our expectations with respect to future acquisitions. All statements in this Quarterly Report on Form 10-Q that address financial and operating performance, events or developments that we expect or anticipate will occur or be achieved in the future are forward-looking statements.

Our forward-looking statements are not guarantees of future performance and involve estimates, projections, forecasts and assumptions, including as to matters that are not within our control, and are subject to risks and uncertainties including, without limitation, risks and uncertainties related to changes in market demand for rental apartment homes and pricing pressures, including from competitors, that could lead to declines in occupancy and rent levels, uncertainty and volatility in capital and credit markets, including changes that reduce availability, and increase costs, of capital, unexpected changes in our intention or ability to repay certain debt prior to maturity, increased costs on account of inflation, increased competition in the labor market, and our planned use of remaining proceeds from our recent sales of common stock on a forward basis and our unsecured notes in a private placement, inability to sell certain assets, including those assets designated as held for sale, within the time frames or at the pricing levels expected, failure to achieve expected benefits from the redeployment of proceeds from asset sales, inability or failure to achieve anticipated benefits from future acquisitions, delays in completing, and cost overruns incurred in connection with, our value add initiatives and failure to achieve rent increases and occupancy levels on account of the value add initiatives, unexpected impairments or impairments in excess of our estimates, increased regulations generally and specifically on the rental housing market, including legislation that may regulate rents and fees or delay or limit our ability to evict non-paying residents, risks endemic to real estate and the real estate industry generally, the impact of potential outbreaks of infectious diseases and measures intended to prevent the spread or address the effects thereof, economic conditions, including inflation and recessionary conditions and their related impacts on the real estate industry, U.S. and global trade policies and tensions, including changes in, or the imposition of, tariffs and/or trade barriers and the economic impacts, volatility and uncertainty resulting therefrom, the effects of natural and other disasters, unknown or unexpected liabilities, including the cost of legal proceedings, costs and disruptions as the result of a cybersecurity incident or other technology disruption, including but not limited to a third party's unauthorized access to our data or the data of our residents, unexpected capital needs, inability to obtain appropriate insurance coverages at reasonable rates, or at all, or losses from catastrophes in excess of our insurance coverages, and share price fluctuations. Please refer to the documents filed by us with the SEC, including specifically the “Risk Factors” sections of our Annual Report on Form 10-K for the year ended December 31, 2024, and our other filings with the SEC, which identify additional factors that could cause actual results to differ from those contained in forward-looking statements.

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

Overview

Our Company

We are a self-administered and self-managed Maryland corporation that has elected to be taxed as a real estate investment trust (“REIT”). We are primarily engaged in the ownership, operation, management, improvement, and acquisition of multifamily apartment communities in non-gateway markets. As of March 31, 2025, we owned and operated 113 multifamily apartment properties (including one owned through a consolidated joint venture) that contain an aggregate of 33,175 units. Our properties are located in Alabama, Colorado, Florida, Georgia, Indiana, Kentucky, North Carolina, Ohio, Oklahoma, South Carolina, Tennessee and Texas. In addition, as of March 31, 2025, we owned and consolidated one investment in real estate under development in Colorado that will, upon completion, contain an aggregate of 296 units. As of March 31, 2025, we also owned interests in five unconsolidated joint ventures, three that own and operate multifamily apartment communities that contain an aggregate of 886 units and two that are developing multifamily apartment communities that will contain, upon completion, an aggregate of 702 units. We do not have any foreign operations and our business is not seasonal.

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

Consolidated Property Portfolio (1)

As of March 31, 2025, we owned and consolidated 113 multifamily apartment properties, totaling 33,175 units. Below is a summary of our consolidated property portfolio by market.

(Dollars in thousands, except per unit data)	As of March 31, 2025				For the Three Months Ended March 31, 2025
Market	Number of Properties	Units	Gross Real Estate Assets	Period End Occupancy	Average Effective Monthly Rent per Unit	Net Operating Income	% of NOI
Atlanta, GA	13	5,180	$1,113,211	93.0%	$1,596	$14,466	14.4%
Dallas, TX	14	4,007	883,203	96.1%	1,815	13,803	13.7%
Columbus, OH	10	2,510	381,887	95.7%	1,523	7,172	7.0%
Tampa-St. Petersburg, FL	6	1,791	398,502	95.6%	1,913	6,692	6.7%
Denver, CO (1)(2)	7	1,722	496,398	93.7%	1,803	6,365	6.3%
Indianapolis, IN	8	2,259	352,933	95.6%	1,470	5,941	5.9%
Oklahoma City, OK	8	2,147	338,709	96.0%	1,232	5,554	5.5%
Raleigh - Durham, NC	6	1,690	255,085	94.9%	1,546	5,091	5.1%
Nashville, TN	5	1,508	376,030	95.6%	1,615	4,976	5.0%
Memphis, TN	4	1,383	159,747	95.7%	1,486	3,969	4.0%
Charlotte, NC	4	1,014	262,750	93.4%	1,713	3,471	3.5%
Houston, TX	5	1,308	215,603	95.5%	1,437	3,444	3.4%
Huntsville, AL	4	1,051	241,774	94.8%	1,446	3,061	3.0%
Lexington, KY	3	886	164,494	96.8%	1,419	2,867	2.9%
Louisville, KY	4	1,150	143,363	94.9%	1,344	2,869	2.9%
Orlando, FL	2	617	133,044	94.1%	1,840	2,163	2.2%
Cincinnati, OH	2	542	125,449	95.4%	1,636	1,812	1.8%
Myrtle Beach, SC - Wilmington, NC	3	628	68,708	94.7%	1,393	1,812	1.8%
Charleston, SC	2	518	82,399	94.8%	1,756	1,688	1.7%
Greenville, SC	1	702	126,624	92.1%	1,296	1,587	1.6%
San Antonio, TX	1	306	57,580	97.7%	1,451	838	0.8%
Austin, TX	1	256	60,440	95.7%	1,786	797	0.8%
Total/Weighted Average	113	33,175	$6,437,933	94.9%	$1,583	$100,438	100.0%

(1)	Excludes our development properties. See Non-GAAP financial measures for the definition of a development property.
(2)	Includes properties in our Fort Collins, CO and Colorado Springs, CO markets.

Current Developments

Dispositions

On February 14, 2025, we sold one multifamily apartment community in Birmingham, AL for a gross sales price of $111.0 million and used the proceeds to fund recent and anticipated property acquisitions as described below.

Acquisitions

On February 27, 2025, we acquired Autumn Breeze in Indianapolis, IN, a 280-unit multifamily apartment community for $59.5 million. This acquisition expanded our footprint in Indianapolis from 1,979 units to 2,259 units.

We are currently under contract to acquire two properties in Orlando, FL and Colorado Springs, CO (included in our Denver, CO market data) which are expected to expand our footprint in each of these markets and support enhanced scale and synergies. The aggregate purchase price of these two properties is approximately $154.8 million, which we expect to fund using forward equity sales proceeds and draws on our unsecured revolver. We expect to close on the acquisitions during late-second quarter or early-third quarter 2025; however, there can be no assurance that these acquisitions will be consummated at expected pricing levels, within expected time frames, or at all.

Investments in Unconsolidated Real Estate Entities

To create another avenue for accretive capital allocation and to increase our options for capital investment, we have partnered with, and may in the future partner with, developers through preferred equity investments and joint venture relationships focused on new multifamily development.

On January 30, 2025, we entered into a joint venture for the development of Nexton Pine Hollow, a to-be-built multifamily apartment project comprised of 324 units in Charleston, SC. We have committed to invest an aggregate of $28.6 million in this joint venture, and, as of March 31, 2025, had funded $8.9 million on account of this commitment.

During the first quarter of 2025, Metropolis at Innsbrook, a 402 unit property in Richmond, VA, was listed for sale during the three months ended March 31, 2025 and is under contract to be sold during the three months ended June 30, 2025. From the sale, we expect to receive a return of our invested capital in the amount of $24.5 million and to recognize a gain of approximately $10.3 million.

As of March 31, 2025 and December 31, 2024, we had investments in unconsolidated real estate entities of $101.6 million and $92.0 million, respectively.

Investments in Real Estate Under Development

As part of our merger with Steadfast Apartment REIT, Inc., we acquired two land parcels in Denver, Colorado that were being developed into multifamily properties that will contain 621 units, in the aggregate, upon completion, one of which was completed in 2024. As of March 31, 2025, we had one investment in real estate under development of $117.8 million.

Value Add

Our value add program provides us with the opportunity to improve long-term growth through targeted unit renovations at communities where there is the potential for outsized rent growth. We completed renovations on 275 units during the three months ended March 31, 2025. From inception of our value add program in January 2018 through March 31, 2025, we completed renovations on 9,717 of the 14,593 units currently in our value add program, achieving a return on investment of 16.6% (and approximately 18.5% on the interior portion of such renovation costs). We compute return on cost by using the rent premium per unit per month, multiplied by 12, divided by the applicable renovation costs per unit and we compute the rent premium as the difference between the rental rate on the renovated unit (excluding the impact of concessions) and the market rent for a comparable unrenovated unit as of the date presented, as determined by management consistent with its customary rent-setting and evaluation procedures.

Capital Markets

Unsecured Revolver and Term Loans

On January 8, 2025, IROP entered into the Fifth Amended and Restated Credit Agreement (the “Fifth Restated Credit Agreement”), which amended and restated in its entirety the Fourth Amended and Restated Credit Agreement dated as of July 25, 2022. The Fifth Restated Credit Agreement increased the maximum principal amount of the unsecured revolver to $750 million, which represents an increase of $250 million over the prior credit agreement, extended its maturity date until January 8, 2029 and reduced the margin on our unsecured revolver and existing $200 million term loan while leaving the terms of our existing $400 million term loan unchanged. In summary, the Fifth Restated Credit Agreement provides for a $750 million unsecured revolving credit facility (the “Unsecured Revolver”) with a January 8, 2029 maturity date and two unsecured term loans, specifically: (i) a $200 million term loan with a May 18, 2026 maturity date and (ii) a $400 million term loan with a January 28, 2028 maturity date.

The Fifth Restated Credit Agreement increases the aggregate amount of borrowings under the credit agreement to $1.35 billion and permits IROP to request an increase in such aggregate amount to up to $2.0 billion subject to certain terms and conditions, including receipt of commitments from one or more lenders, whether or not currently parties to the Fifth Restated Credit Agreement, to provide such increased amounts, which increase may be allocated, at IROP’s option, to the Unsecured Revolver and/or to one or more of the term loans, in accordance with the Fifth Restated Credit Agreement. Refer to our 2024 Annual Report on Form 10-K for additional borrowing terms and financial covenant details.

Public Offering of 11.5 Million Shares of Common Stock

On September 3, 2024, we entered into an underwriting agreement with Citigroup Global Markets Inc., KeyBanc Capital Markets Inc. and RBC Capital Markets LLC as representatives of the several underwriters named therein, (collectively, the “Underwriters”), and Citigroup Global Markets Inc. in its capacity as agent (in such capacity, the “Forward Seller”) for Citibank N.A., as forward counterparty (the “Forward Counterparty”) and the Forward Counterparty related to the offering of an aggregate of 11.5 million shares of our common stock, par value $0.01 per share, at a price of $18.96 per share consisting of 11.5 million shares of our common stock (including 1.5 million shares offered pursuant to the underwriter’s option to purchase additional shares, which was exercised in full) offered by the Forward Seller in connection with the forward sale agreements described below. We did not initially receive any proceeds from the sale of our common stock by the Forward Seller and we completed the offering on September 5, 2024.

In connection with the offering, we also entered into two forward sale agreements (the “Forward Sale Agreements”) pursuant to which the Forward Seller (or its affiliate) borrowed from third parties and sold to the Underwriters an aggregate of 11.5 million shares of our common stock that was sold in the offering.

On March 31, 2025, we physically settled 2.65 million of those shares at a weighted average price of $18.89 per share and we received proceeds of $50.1 million. All of the net proceeds were used to fund new acquisitions. As of March 31, 2025, 5.6 million shares of our common stock remained to be settled under the Forward Sale Agreements, which if physically settled would provide additional proceeds to us of $105.8 million based on the forward price as of March 31, 2025. We expect to physically settle the remaining Forward Sale Agreements and receive proceeds, subject to certain adjustments, from the sale of those shares upon one or more such physical settlements within approximately twelve months from the date of the prospectus supplement, no later than September 5, 2025, the scheduled maturity date of the Forward Sale Agreements. Although we expect to settle the remaining Forward Sale Agreements entirely by the physical delivery of shares of our common stock for cash proceeds, we may also elect to cash or net share settle all or a portion of our obligations under the Forward Sale Agreements, in which case, we may receive or owe cash or shares of our common stock from or to the Forward Seller. The Forward Sale Agreements provided for an initial forward sale price of $18.96 per share, subject to certain adjustments pursuant to the terms of each of the Forward Sale Agreements. The Forward Sale Agreements are subject to early termination or settlement under certain circumstances.

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

 During the three months ended March 31, 2025, we entered into forward sales transactions under the ATM Program for the forward sale of an aggregate of 2.7 million shares of our common stock. The forward sales transactions had not settled as of March 31, 2025, and we had not received any net proceeds from these transactions as of March 31, 2025. Subject to our right to elect net share settlement, we expect to physically settle the forward sales transactions by the maturity date of March 31, 2026. Assuming the forward sales transactions are physically settled in full utilizing the current forward sales price of $20.86 per share, we expect to receive proceeds, net of sales commissions of approximately $55.9 million, subject to adjustment in accordance with the forward sales transactions. We intend to use substantially all of the net proceeds to fund potential acquisitions and other investment opportunities or for general corporate purposes, including the reduction of outstanding borrowings under our unsecured revolver.

Results of Operations

As of March 31, 2025, we owned and consolidated 113 multifamily apartment properties, of which 108 comprised the Same-Store Portfolio.

Three Months Ended March 31, 2025 compared to the Three Months Ended March 31, 2024

	SAME-STORE PORTFOLIO				NON SAME-STORE PORTFOLIO				CONSOLIDATED
(Dollars in thousands)	Three Months Ended March 31,				Three Months Ended March 31,				Three Months Ended March 31,
	2025	2024	Increase (Decrease)	% Change	2025	2024	Increase (Decrease)	% Change	2025	2024	Increase (Decrease)	% Change
Property Data:
Number of properties (1)	108	108	—	—	5	3	2	66.7%	113	111	2	1.8%
Number of units (1)	31,662	31,662	—	—	1,513	1,215	298	24.5%	33,175	32,877	298	0.9%
Average occupancy (1)	95.4%	94.4%	1.0%	—	93.3%	93.6%	(0.3)%	—	95.3%	94.4%	0.9%	—
Average effective monthly rent, per unit (1)	$1,568	$1,554	$14	0.9%	$1,892	$1,456	$436	29.9%	$1,583	$1,550	$33	2.1%
Revenue:
Rental and other property revenue	$151,724	$148,326	$3,398	2.3%	$9,181	$12,005	$(2,824)	(23.5)%	$160,905	$160,331	$574	0.4%
Expenses:
Property operating expenses	56,129	55,264	865	1.6%	3,134	4,707	(1,573)	(33.4)%	59,263	59,971	(708)	(1.2)%
Net Operating Income	$95,595	$93,062	$2,533	2.7%	$6,047	$7,298	$(1,251)	(17.1)%	$101,642	$100,360	$1,282	1.3%

Other Revenue:
Other revenue									$338	$203	$135	66.5%
Corporate and other expenses:
Property management expenses									7,826	7,499	327	4.4%
General and administrative expenses									8,406	8,381	25	0.3%
Depreciation and amortization expense									58,725	53,721	5,004	9.3%
Casualty (gains) losses, net									(115)	2,301	(2,416)	(105.0)%
Interest expense									(19,348)	(20,603)	1,255	(6.1)%
Gain on sale (loss on impairment) of real estate assets, net									1,496	10,530	(9,034)	(85.8)%
(Loss) gain on extinguishment of debt									(67)	203	(270)	(133.0)%
Other loss									(103)	(1)	(102)	10200.0%
Loss from investments in unconsolidated real estate entities									(590)	(829)	239	(28.8)%
Net income									8,526	17,961	$(9,435)	(52.5)%
Income allocated to noncontrolling interests									(172)	(384)	212	(55.2)%
Net income available to common shares									$8,354	$17,577	$(9,223)	(52.5)%

(1)	Excludes our development projects. See Non-GAAP Financial Measures for our definition of a development property and our methodology for determining same-store properties.

Revenue

Rental and other property revenue. Revenue from rental and other property revenue of the consolidated portfolio increased $0.6 million to $160.9 million for the three months ended March 31, 2025 from $160.3 million for the three months ended March 31, 2024. The increase was primarily attributable to a $3.4 million increase in same-store rental and other property revenue driven by a 0.9% increase in average effective monthly rents and a 1.0% increase in average occupancy compared to the prior year period, partially offset by a $2.8 million decrease in non same-store revenue due to property sales.

Expenses

Property operating expenses. Property operating expenses decreased $0.7 million to $59.3 million for the three months ended March 31, 2025 from $60.0 million for the three months ended March 31, 2024. The decrease was due to a $1.6 million decrease in non same-store property operating expenses due to property sales, partially offset by a $0.8 million increase in same-store operating expenses.

Property management expenses. Property management expenses increased $0.3 million to $7.8 million for the three months ended March 31, 2025 from $7.5 million for the three months ended March 31, 2024 primarily due to higher personnel costs, software subscriptions and training costs compared to the prior year.

Depreciation and amortization expense. Depreciation and amortization expense increased $5.0 million to $58.7 million for the three months ended March 31, 2025 from $53.7 million for the three months ended March 31, 2024. The increase was primarily due to depreciation expenses driven by capital expenditures related to our value add program and higher intangible asset amortization expenses from our recent property acquisitions compared to the prior year.

Casualty (gains) losses, net. During the three months ended March 31, 2025 and March 31, 2024 we incurred casualty gain of $0.1 million and casualty loss of $2.3 million, respectively. The loss during the three months ended March 31, 2024 was primarily due to winter storm damage and fire at various properties, where the carrying value of the damage exceeded insurance proceeds due to policy deductible levels.

Interest expense. Interest expense decreased $1.3 million to $19.3 million for the three months ended March 31, 2025 from $20.6 million for the three months ended March 31, 2024. The decrease in interest expense was primarily driven by a $152 million decrease in our average outstanding debt during the three months ended March 31, 2025, due to payoffs of mortgages from property sales.

Gain on sale (loss on impairment) of real estate assets, net. During the three months ended March 31, 2025, we sold one multi-family property resulting in a gain on sale of $1.5 million. During the three months ended March 31, 2024, we sold five multifamily properties under our Portfolio Optimization and Deleveraging Strategy resulting in an aggregate gain of $25.6 million partially offset by a loss on impairment of $15.1 million in the three months ended March 31, 2024, as a result of the carrying value of the real estate exceeding the expected sales price less transaction costs.

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

CFFO is a computation made by analysts and investors to measure a real estate company’s operating performance by removing the effect of items that do not reflect ongoing property operations, including depreciation and amortization of other items not included in FFO, and other non-cash or non-operating gains or losses related to items such as casualty (gains) losses, loan premium accretion and discount amortization and debt extinguishment costs from the determination of FFO.

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

Set forth below is a reconciliation of net income to FFO and CFFO for the three months ended March 31, 2025 and 2024 (in thousands, except share and per share information):

	For the Three Months Ended March 31,
	2025		2024
	Amount	Per Share(1)	Amount	Per Share(2)
Net income	$8,526	$0.04	$17,961	$0.08
Adjustments:
Real estate depreciation and amortization	58,308	0.24	53,390	0.23
Our share of real estate depreciation and amortization from investments in unconsolidated real estate entities	457	—	598	—
Loss on impairment (gain on sale) of real estate assets net, excluding prepayment gains	73	—	(9,609)	(0.04)
FFO	$67,364	$0.28	$62,340	$0.27

FFO	$67,364	$0.28	$62,340	$0.27
Adjustments:
Other depreciation and amortization	417	—	331	—
Casualty (gains) losses, net	(115)	—	2,301	0.01
Loan (premium accretion) discount amortization, net	(2,029)	(0.01)	(2,395)	(0.01)
Prepayment (gains) losses on asset dispositions	(1,569)	—	(921)	—
Loss (gain) on extinguishment of debt	67	—	(203)	—
Other loss	103	—	1	—
CFFO	$64,238	$0.27	$61,454	$0.27

(1)	Based on 236,665,226 weighted-average shares and units outstanding for the three months ended March 31, 2025.

(2)	Based on 230,570,707 weighted-average shares and units outstanding for the three months ended March 31, 2024.

Same-Store Portfolio Net Operating Income

We believe that Net Operating Income (“NOI”), a non-GAAP financial measure, is a useful supplemental measure of our operating performance. We define NOI as total property revenues less total property operating expenses, excluding interest expenses, depreciation and amortization, casualty related costs and gains, property management expenses, general and administrative expense and net gains on sale of assets. Other REITs may use different methodologies for calculating NOI, and accordingly, our NOI may not be comparable to other REITs. We believe that this measure provides an operating perspective not immediately apparent from GAAP operating income or net income insofar as the measure reflects only operating income and expense at the property level. We use NOI to evaluate our performance on a same-store and non same-store basis because NOI measures the core operations of property performance by excluding corporate level expenses, financing expenses, and other items not related to property operating performance and captures trends in rental housing and property operating expenses. However, NOI should only be used as an alternative measure of our financial performance.

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

Set forth below is a reconciliation of GAAP net income to Same-Store Portfolio NOI for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024	% change
Net income	$8,526	$17,961	(52.5)%
Other revenue	(338)	(203)	66.5%
Property management expenses	7,826	7,499	4.4%
General and administrative expenses	8,406	8,381	0.3%
Depreciation and amortization expense	58,725	53,721	9.3%
Casualty (gains) losses, net	(115)	2,301	(105.0)%
Interest expense	19,348	20,603	(6.1)%
(Gain on sale) loss on impairment of real estate assets, net	(1,496)	(10,530)	(85.8)%
Loss (gain) on extinguishment of debt	67	(203)	(133.0)%
Other loss	103	1	10200.0%
Loss from investments in unconsolidated real estate entities	590	829	(28.8)%
NOI	101,642	100,360	1.3%
Less: Non same-store portfolio NOI	6,047	7,298	(17.1)%
Same-store portfolio (a) NOI	$95,595	$93,062	2.7%

(a)	Same-Store Portfolio for the three months ended March 31, 2025 and 2024 included 108 properties containing 31,662 units.

Set forth below is Same-Store Portfolio (a) NOI for the three months ended March 31, 2025 and 2024 (in thousands, except per unit data):

	Three Months Ended March 31,
	2025	2024	% change
Revenue:
Rental and other property revenue	$151,724	$148,326	2.3%
Property Operating Expenses
Real estate taxes	18,834	18,678	0.8%
Property insurance	3,870	4,096	(5.5)%
Personnel expenses	11,887	11,998	(0.9)%
Utilities	7,851	7,423	5.8%
Repairs and maintenance	4,421	4,747	(6.9)%
Contract services	5,697	5,061	12.6%
Advertising expenses	1,906	1,588	20.0%
Other expenses	1,663	1,673	(0.6)%
Total property operating expenses	56,129	55,264	1.6%
Same-store portfolio NOI	$95,595	$93,062	2.7%
Same-store portfolio NOI Margin	63.0%	62.7%	0.3%
Average Occupancy	95.4%	94.4%	1.0%
Average effective monthly rent, per unit	$1,568	$1,554	0.9%

(a)	Same-Store Portfolio for the three months ended March 31, 2025 and 2024 included 108 properties containing 31,662 units.

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

Our primary cash requirements are to:

•	make investments to continue our value add initiatives to improve the quality and performance of our properties;

•	repay our indebtedness;

•	fund costs necessary to maintain our properties;

•	continue funding our current real estate developments until completion;

•	pay our operating expenses; and

•

distribute a minimum of 90% of our REIT taxable income (determined without regard to the deduction for dividends paid and excluding net capital gain) and to make investments in a manner that enables us to maintain our qualification as a REIT.

We intend to meet our liquidity requirements primarily through a combination of one or more of the following:

•	the use of our cash and cash equivalents of $29.1 million as of March 31, 2025;

•	existing and future unsecured financing, including advances under our unsecured revolver, and financing secured directly or indirectly by the apartment properties in our portfolio;

•	cash generated from operating activities;

•	net cash proceeds from property sales, including sales undertaken as part of our capital recycling strategy and other sales; and

•	proceeds from the sales of our common stock and other equity securities, including common stock that may be sold under our ATM program.

Cash Flows

As of March 31, 2025 and 2024, we maintained cash and cash equivalents, and restricted cash of approximately $48.3 million and $41.9 million, respectively. Our cash and cash equivalents were generated from the following activities (dollars in thousands):

	For the Three Months Ended March 31,
	2025	2024
Cash flow provided by operating activities	$60,365	$44,057
Cash flow provided by investing activities	10,441	255,403
Cash flow used in financing activities	(65,924)	(308,292)
Net change in cash and cash equivalents, and restricted cash	4,882	(8,832)
Cash and cash equivalents, and restricted cash, beginning of period	43,452	50,732
Cash and cash equivalents, and restricted cash, end of the period	$48,334	$41,900

Our cash inflows from operating activities during the three months ended March 31, 2025 and 2024 were primarily driven by ongoing operations of our properties. The $16.3 million increase in cash inflows from operating activities during the three months ended March 31, 2025, were primarily driven by the decrease in real estate tax obligations associated with the sale of 10 properties as part of our Portfolio Optimization and Deleveraging Strategy, our recent acquisitions in Charlotte, Indianapolis, Orlando and Tampa-St. Petersburg and successful appeals to lower the assessed values at certain properties. In addition, our cash inflows from operating activities increased during the three months ended March 31, 2025, as a result of the timing of interest payments on unsecured private placement notes entered into in October 2024, an increase in prepaid rent and improved operations at our portfolio driven primarily by increasing occupancy and average rental rates.

Our cash inflows from investing activities during the three months ended March 31, 2025 were primarily due to $109.2 million of proceeds from the disposition of one property, partially offset by $58.6 million to acquire one multifamily property, $21.5 million of capital expenditures, $10.3 million of investments in unconsolidated real estate entities and $7.1 million of investments in real estate under development. Our cash inflows from investing activities during the three months ended March 31, 2024 were primarily due to $292.7 million of proceeds from the disposition of five properties under our Portfolio Optimization and Deleveraging Strategy and $2.7 million of proceeds from insurance claims, partially offset by $24.6 million of capital expenditures, $1.3 million of investments in unconsolidated real estate entities, and $14.1 million of investments in real estate under development.

Our cash outflows from financing activities during the three months ended March 31, 2025 were primarily due to mortgage principal repayments of $74.4 million and payment of dividends on our common stock and noncontrolling interests of $38.1 million, partially offset by the $50.0 million issuance of common stock from our forward equity transactions. Our cash outflows from financing activities during the three months ended March 31, 2024 were primarily due to credit facility and mortgage principal repayments of $362.7 million, payment of dividends on our common stock and noncontrolling interests of $37.1 million, partially offset by $94.0 million of draws on our unsecured revolver.

Contractual Obligations

Our 2024 Annual Report on Form 10-K includes a table of contractual obligations. There were no material changes to these obligations since the filing of our 2024 Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements during the three months ended March 31, 2025 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our interests.

Critical Accounting Estimates and Policies

Our 2024 Annual Report on Form 10-K contains a discussion of our critical accounting policies. Management discusses our critical accounting policies and management’s judgments and estimates with the audit committee of our board of directors. There were no material changes to our critical accounting policies since the filing of our Annual Report on Form 10-K.

Item 3.         Quantitative and Qualitative Disclosure About Market Risk.

Our 2024 Annual Report on Form 10-K contains a discussion of qualitative and quantitative market risks. There have been no material changes in quantitative and qualitative market risks during the three months ended March 31, 2025 from the disclosures included in our 2024 Annual Report on Form 10-K.

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

Effective as of March 31, 2025, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation referred to above during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Starting around November 2022, putative class action representatives began filing complaints in various United States District Courts across the country naming as defendants RealPage, Inc. (“RealPage”), a seller of revenue management products, and approximately 50 defendants who own and/or manage multifamily residential rental housing, alleging that the defendants conspired to fix, raise, maintain, and stabilize rent prices in violation of Section 1 of the Sherman Act. Some of the complaints, including one filed on November 14, 2022 in the U.S. District Court for the Northern District of Illinois, named us as one of the defendants, and others did not. On April 10, 2023, the United States Judicial Panel on Multidistrict Litigation issued an order transferring the cases to the United States District Court for the Middle District of Tennessee for coordinated and consolidated pretrial proceedings, where plaintiffs filed a consolidated complaint. We filed an answer to the consolidated complaint and asserted affirmative defenses. As these proceedings are in the early stages, it is not possible for the Company to predict the outcome nor is it possible to estimate the amount of loss, if any, which may be associated with an adverse decision in this matter. We deny all allegations of wrongdoing and intend to defend against these claims vigorously.

Item 1A.         Risk Factors.

There have not been any material changes from the risk factors disclosed in Part 1, Item 1A of our 2024 Annual Report on Form 10-K, except as described below.

We face the risk of fluctuations in the cost, availability and quality of our materials and products from new or increased tariffs or otherwise, which could impact tenants or prospective tenants and adversely affect our results of operations and financial condition.

There have been significant changes, and continue to be ongoing discussions regarding potential significant changes to U.S. trade policies, treaties and tariffs, creating significant uncertainty about future relationships between the United States and other countries with respect to trade policies, treaties and tariffs. The potential disruptions in the supply or cost of materials or products or the inability of contractors to perform on a timely basis, or at all, due to new or higher tariffs or otherwise, could cause delays in completing ongoing or future value add projects and other capital improvements at our multifamily communities and development projects. In addition, developments with respect to trade policies, treaties and tariffs, or the perception that such developments could occur, and the uncertainty related to such developments, could impact tenants or prospective tenants and could adversely affect our ability to lease our properties, which in turn could have a material adverse effect on our business, results of operations and financial condition.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2025, no holders of IROP units exchanged units for shares of our common stock. The issuance of shares upon exchange of units is exempt from registration under the Securities Act, pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act. As of March 31, 2025, 5,941,643 IROP units held by unaffiliated third parties remained outstanding.

During the three months ended March 31, 2025, we withheld shares of common stock to satisfy employee tax withholding obligations payable upon the vesting of restricted common stock awards as follow:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands) (2)
January 1 - 31, 2025	1,824	$19.76	—	$250,000
February 1 - 28, 2025	—	—	—	250,000
March 1 - 31, 2025	44,830	21.80	—	250,000
Total	46,654	$21.72	—

(1)	The price reported is the average price paid per share using our closing price on the NYSE on the vesting date of the relevant award.
(2)

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

Item 3.         Defaults Upon Senior Securities.

None.

Item 4.         Mine Safety Disclosures.

None.

Item 5.         Other Information.

During the three months ended March 31, 2025, none of the Company's directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act). During the three months ended March 31, 2025, the Company did not adopt, terminate or modify a Rule 10b5-1 trading arrangement.

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

10.1	Fifth Amended and Restated Credit Agreement (the “Credit Agreement”), dated as of January 8, 2025, by and among the Independence Realty Operating Partnership, LP as borrower and Independence Realty Trust, Inc., as guarantor; Citibank, N.A. (together with any successor in interest, “Citibank”) and KeyBank National Association (together with any successor in interest, “KeyBank”), as initial Lenders, Issuing Lenders and Swing Loan Lenders, the other lending institutions which are parties to the Credit Agreement as “Lenders”; the other lending institutions that may become parties to the Credit Agreement and KeyBank, as administrative agent for Lenders, with Citibank, Capital One, National Association, PNC Bank, National Association, Regions Bank, BMO Bank, N.A., The Huntington National Bank and Truist Bank, as Revolving Facility Co-Syndication Agents; Regions Bank, and Capital One, National Association, as 2021 Term Loan Co-Syndication Agents; Capital One, National Association and PNC National Bank Association, as 2022 Term Loan Co-Syndication Agents; Bank of America, N.A., Barclays Bank PLC and Royal Bank of Canada, as Co-Documentation Agents; Citibank and KeyBanc Capital Markets, as Revolving Facility and 2021 Term Loan Joint Bookrunners; KeyBanc Capital Markets, Capital One, National Association, and PNC Capital Markets, LLC, as 2022 Term Loan Joint Bookrunners; KeyBanc Capital Markets, Citibank, PNC Capital Markets LLC, Capital One, National Association, The Huntington National Bank Regions Capital Markets, BMO Bank N.A., and Truist Securities, Inc., as Revolving Facility Joint Lead Arrangers; KeyBanc Capital Markets, Capital One, National Association, and Regions Capital Markets, as 2021 Term Loan Joint Lead Arrangers; and KeyBanc Capital Markets, Capital One, National Association and PNC Capital Markets, LLC, as 2022 Term Loan Joint Lead Arrangers incorporated by reference to Exhibit 10.1 to IRT's Current Report on Form 8-K filed on January 10, 2025.

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

101

iXBRL (Inline eXtensible Business Reporting Language). The following materials, formatted in iXBRL: (i) Condensed Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2025 and 2024, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2025 and 2024, (iv) Condensed Consolidated Statements of Changes in Equity for the three months ended March 31, 2025 and 2024, (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2025 and 2024 and (vi) notes to the condensed consolidated financial statements as of March 31, 2025.

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

Independence Realty Trust, Inc.

Date: May 1, 2025	By:	/s/ SCOTT F. SCHAEFFER
Scott F. Schaeffer
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: May 1, 2025	By:	/s/ JAMES J. SEBRA
James J. Sebra
President and Chief Financial Officer
(Principal Financial Officer)

Date: May 1, 2025	By:	/s/ JASON R. DELOZIER
Jason R. Delozier
Chief Accounting Officer
(Principal Accounting Officer)