Form 10-Q
period 2025-06-30
INDEPENDENCE REALTY TRUST, INC.
filed 2025-07-31
CIK 1466085

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

As of July 25, 2025 there were 233,817,113 shares of the Registrant’s common stock issued and outstanding.

INDEPENDENCE REALTY TRUST, INC.

INDEX

PART I—FINANCIAL INFORMATION

Item 1.         Financial Statements

Independence Realty Trust, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited and dollars in thousands, except share and per share data)

	As of	As of
	June 30, 2025	December 31, 2024
ASSETS:
Investments in real estate:
Investments in real estate, at cost	$6,356,830	$6,363,936
Accumulated depreciation	(810,042)	(740,957)
Investments in real estate, net	5,546,788	5,622,979
Real estate held for sale	119,875	110,112
Investments in real estate under development	91,849	116,861
Cash and cash equivalents	19,491	21,228
Restricted cash	23,035	22,224
Investments in unconsolidated real estate entities	106,920	91,975
Other assets	38,389	39,596
Derivative assets	14,635	29,300
Intangible assets, net of accumulated amortization of $3,550 and $1,305, respectively	1,644	3,644
Total Assets	$5,962,626	$6,057,919
LIABILITIES AND EQUITY:
Indebtedness, net	$2,249,801	$2,274,651
Indebtedness associated with real estate held for sale	—	59,032
Accounts payable and accrued expenses	105,576	94,670
Accrued interest payable	7,815	8,630
Dividends payable	40,691	37,827
Derivative liabilities	233	—
Other liabilities	7,550	8,035
Total Liabilities	2,411,666	2,482,845
Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized, 0 and 0 shares issued and outstanding, respectively	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized, 233,809,823 and 230,838,006 shares issued and outstanding, including 393,271 and 360,561 unvested restricted common share awards, respectively	2,338	2,308
Additional paid-in capital	3,920,436	3,868,006
Accumulated other comprehensive income	12,038	26,065
Accumulated deficit	(514,623)	(454,104)
Total stockholders’ equity	3,420,189	3,442,275
Noncontrolling interests	130,771	132,799
Total Equity	3,550,960	3,575,074
Total Liabilities and Equity	$5,962,626	$6,057,919

The accompanying notes are an integral part of these condensed consolidated financial statements.

Independence Realty Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited and dollars in thousands, except share and per share data)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
REVENUE:
Rental and other property revenue	$161,891	$158,104	$322,796	$318,436
Other revenue	297	298	635	501
Total revenue	162,188	158,402	323,431	318,937
EXPENSES:
Property operating expenses	60,935	60,883	120,198	120,854
Property management expenses	7,715	7,666	15,541	15,165
General and administrative expenses	5,982	6,244	14,388	14,624
Depreciation and amortization expense	59,794	54,127	118,521	107,850
Casualty losses	255	465	139	2,767
Total expenses	134,681	129,385	268,787	261,260
Interest expense	(18,773)	(17,460)	(38,121)	(38,063)
(Loss on impairment) gain on sale of real estate assets, net	—	(152)	1,496	10,378
(Loss) gain on extinguishment of debt	—	—	(67)	203
Other loss	—	—	(103)	(1)
Loss from investments in unconsolidated real estate entities	(562)	(850)	(1,151)	(1,679)
Net income:	8,172	10,555	16,698	28,515
Income allocated to noncontrolling interest	(126)	(201)	(298)	(585)
Net income allocable to common shares	$8,046	$10,354	$16,400	$27,930
Earnings per share:
Basic	$0.03	$0.05	$0.07	$0.12
Diluted	$0.03	$0.05	$0.07	$0.12
Weighted-average shares:
Basic	233,496,633	224,793,229	232,117,768	224,710,259
Diluted	234,131,752	225,418,825	233,041,087	225,403,082

The accompanying notes are an integral part of these condensed consolidated financial statements.

Independence Realty Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive (Loss) Income

(Unaudited and dollars in thousands)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net income	$8,172	$10,555	$16,698	$28,515
Other comprehensive (loss) income:
Change in fair value of interest rate hedges	(2,002)	5,065	(7,681)	19,527
Realized gains on interest rate hedges reclassified to earnings	(3,402)	(5,189)	(6,711)	(10,428)
Total other comprehensive (loss) income	(5,404)	(124)	(14,392)	9,099
Comprehensive income before allocation to noncontrolling interests	2,768	10,431	2,306	37,614
Allocation to noncontrolling interests	8	(198)	67	(817)
Comprehensive income	$2,776	$10,233	$2,373	$36,797

The accompanying notes are an integral part of these condensed consolidated financial statements.

Independence Realty Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Equity

(Unaudited and dollars in thousands, except share and per share data)

				Accumulated	Retained
		Par Value	Additional	Other	Earnings	Total
	Common	Common	Paid In	Comprehensive	(Accumulated	Stockholders’	Noncontrolling	Total
	Shares	Shares	Capital	Income (Loss)	Deficit)	Equity	Interests	Equity
Balance, December 31, 2024	230,838,006	$2,308	$3,868,006	$26,065	$(454,104)	$3,442,275	$132,799	$3,575,074
Net income	—	—	—	—	8,354	8,354	172	8,526
Common dividends declared ($0.16 per share)	—	—	—	—	(37,223)	(37,223)	—	(37,223)
Other comprehensive loss	—	—	—	(8,757)	—	(8,757)	(231)	(8,988)
Stock compensation	321,828	3	4,048	—	—	4,051	—	4,051
Repurchase of shares related to equity award tax withholding	(46,654)	—	(3,322)	—	—	(3,322)	—	(3,322)
Issuance of common shares, net	2,650,000	26	49,986	—	—	50,012	—	50,012
Distribution to noncontrolling interest declared ($0.16 per share)	—	—	—	—	—	—	(951)	(951)
Balance, March 31, 2025	233,763,180	$2,337	$3,918,718	$17,308	$(482,973)	$3,455,390	$131,789	$3,587,179
Net income	—	—	—	—	8,046	8,046	126	8,172
Common dividends declared ($0.17 per share)	—	—	—	—	(39,696)	(39,696)	—	(39,696)
Other comprehensive loss	—	—	—	(5,270)	—	(5,270)	(134)	(5,404)
Stock compensation	51,238	1	1,946	—	—	1,947	—	1,947
Repurchase of shares related to equity award tax withholding	(4,595)	—	(98)	—	—	(98)	—	(98)
Issuance of common shares, net	—	—	(130)	—	—	(130)	—	(130)
Distribution to noncontrolling interest declared ($0.17 per share)	—	—	—	—	—	—	(1,010)	(1,010)
Balance, June 30, 2025	233,809,823	$2,338	$3,920,436	$12,038	$(514,623)	$3,420,189	$130,771	$3,550,960

				Accumulated	Retained
		Par Value	Additional	Other	Earnings	Total
	Common	Common	Paid In	Comprehensive	(Accumulated	Stockholders’	Noncontrolling	Total
	Shares	Shares	Capital	Income (Loss)	Deficit)	Equity	Interests	Equity
Balance, December 31, 2023	224,706,731	$2,247	$3,751,942	$25,513	$(348,405)	$3,431,297	$135,897	$3,567,194
Net income	—	—	—	—	17,577	17,577	384	17,961
Common dividends declared ($0.16 per share)	—	—	—	—	(36,187)	(36,187)	—	(36,187)
Other comprehensive income	—	—	—	8,988	—	8,988	236	9,224
Stock compensation	391,667	4	3,456	—	—	3,460	—	3,460
Repurchase of shares related to equity award tax withholding	(32,930)	—	(1,598)	—	—	(1,598)	—	(1,598)
Conversion of noncontrolling interest to common shares	4,928	—	33	—	—	33	(33)	—
Distribution to noncontrolling interest declared ($0.16 per unit)	—	—	—	—	—	—	(951)	(951)
Balance, March 31, 2024	225,070,396	$2,251	$3,753,833	$34,501	$(367,015)	$3,423,570	$135,533	$3,559,103
Net income	—	—	—	—	10,354	10,354	201	10,555
Common dividends declared ($0.16 per share)	—	—	—	—	(35,966)	(35,966)	—	(35,966)
Other comprehensive loss	—	—	—	(121)	—	(121)	(3)	(124)
Stock compensation	56,560	—	1,940	—	—	1,940	—	1,940
Repurchase of shares related to equity award tax withholding	(4,721)	—	(945)	—	—	(945)	—	(945)
Issuance of common shares, net	—	—	(72)	—	—	(72)	—	(72)
Distribution to noncontrolling interest declared ($0.16 per unit)	—	—	—	—	—	—	(951)	(951)
Balance, June 30, 2024	225,122,235	$2,251	$3,754,756	$34,380	$(392,627)	$3,398,760	$134,780	$3,533,540

The accompanying notes are an integral part of these condensed consolidated financial statements.

Independence Realty Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited and dollars in thousands)

	For the Six Months Ended
	June 30,
	2025	2024
Cash flows from operating activities:
Net income	$16,698	$28,515
Adjustments to reconcile net income to cash flow from operating activities:
Depreciation and amortization	118,521	107,850
Accretion of loan discounts and premiums, net	(4,014)	(4,679)
Amortization of deferred financing costs, net	1,809	1,379
Stock compensation expense	5,797	5,250
(Gain on sale) loss on impairment of real estate assets, net	(1,496)	(10,378)
Loss (gain) on extinguishment of debt	67	(203)
Amortization related to derivative instruments	506	614
Non-cash casualty losses	400	1,510
Equity in loss from investments in unconsolidated real estate entities	1,151	1,679
Other non-cash loss	103	1
Changes in assets and liabilities:
Other assets	3,077	5,145
Accounts payable and accrued expenses	1,379	(7,827)
Accrued interest payable	(815)	(1,122)
Other liabilities	(569)	(654)
Cash flow provided by operating activities	142,614	127,080
Cash flows from investing activities:
Acquisition of real estate properties	(58,637)	—
Escrow deposits for pending real estate acquisitions	(3,818)	—
Investments in unconsolidated real estate entities	(16,096)	(2,982)
Proceeds from dispositions of real estate properties, net	109,203	320,606
Capital expenditures	(53,677)	(55,698)
Real estate development expenditures	(12,242)	(26,884)
Proceeds from insurance claims	925	3,511
Cash flow (used in) provided by investing activities	(34,342)	238,553
Cash flows from financing activities:
Proceeds (costs) from issuance of common stock, net	49,883	(72)
Proceeds from unsecured revolver	243,414	131,000
Unsecured revolver and secured credit facility repayments	(223,000)	(262,652)
Mortgage principal repayments and payoffs	(94,423)	(159,675)
Payment for deferred financing costs	(5,636)	(357)
Distributions on common stock	(74,113)	(72,104)
Distributions to noncontrolling interests	(1,902)	(1,901)
Payment for debt extinguishment	(1)	(663)
Repurchase of shares related to equity award tax withholding	(3,420)	(2,543)
Cash flow used in financing activities	(109,198)	(368,967)
Net change in cash and cash equivalents, and restricted cash	(926)	(3,334)
Cash and cash equivalents, and restricted cash, beginning of period	43,452	50,732
Cash and cash equivalents, and restricted cash, end of the period	$42,526	$47,398
Reconciliation of cash, cash equivalents, and restricted cash to the Condensed Consolidated Balance Sheets
Cash and cash equivalents	$19,491	$21,034
Restricted cash	23,035	26,364
Total cash, cash equivalents, and restricted cash, end of period	$42,526	$47,398

The accompanying notes are an integral part of these condensed consolidated financial statements.

Independence Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
June 30, 2025
(Unaudited and dollars in thousands, except share and per share data)

NOTE 1: Organization

Independence Realty Trust, Inc. (“IRT”), is a self-administered and self-managed Maryland real estate investment trust (“REIT”) which was formed on March 26, 2009. We are primarily engaged in the ownership, operation, management, improvement, and acquisition of multifamily apartment communities in non-gateway markets. As of June 30, 2025, we owned and operated 113 multifamily apartment properties (including one owned through a consolidated joint venture) that contain an aggregate of 33,175 units across non-gateway U.S. markets, including Atlanta, Columbus, Dallas, Denver, Houston, Indianapolis, Nashville, Oklahoma City, Raleigh-Durham, and Tampa. In addition, as of June 30, 2025, we owned one investment in real estate under development in Denver, Colorado that will, upon completion, contain 296 units. As of June 30, 2025, we also owned interests in five unconsolidated joint ventures, three of which own and operate multifamily apartment communities that contain an aggregate of 886 units and two of which are developing multifamily apartment properties that will, upon completion, contain an aggregate of 702 units. We own all of our assets and conduct substantially all of our operations through Independence Realty Operating Partnership, LP, a Delaware limited partnership (“IROP”), of which we are the sole general partner.

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

e. Restricted Cash

Restricted cash includes escrows of our funds held by lenders to fund certain expenditures, such as real estate taxes and insurance, or to be released at our discretion upon the occurrence of certain pre-specified events. As of June 30, 2025 and December 31, 2024, we had $23,035 and $22,224, respectively, of restricted cash.

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
June 30, 2025
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

The aggregate value of in-place leases is determined by evaluating various factors, including the terms of the leases that are in place and assumed lease-up periods. The value assigned to these intangible assets is amortized over the assumed lease up period, typically nine months. During the three and six months ended June 30, 2025, we acquired in-place leases with a value of $0 and $1,829, respectively, related to our acquisitions that are discussed further in Note 3: Investments in Real Estate. During the three and six months ended June 30, 2024, we did not acquire any in-place leases. During the three and six months ended June 30, 2025, we recorded $1,976 and $3,829, respectively, of amortization for intangible assets. During the three and six months ended June 30, 2024, we recorded $0 and $66, respectively, of amortization for intangible assets. For the six months ended June 30, 2025 and 2024, we wrote-off fully amortized intangible assets of $1,584 and $398, respectively. As of June 30, 2025, we expect to record additional amortization expense on current in-place intangible assets of $1,644 for the remainder of 2025.

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

We review our long-lived assets on an ongoing basis and evaluate the recoverability of the carrying value when there is an indicator of impairment. An impairment charge is recognized when it is determined that the carrying value of the asset exceeds the fair value. The estimated cash flows and estimated fair value used in the impairment analysis are determined based on our plans for the respective assets, including the expected hold period, and our assessment of market and economic conditions. The estimates consider matters such as current and historical rental rates and collection levels, occupancies for the respective and/or comparable properties, and recent sales data for comparable properties. Changes in our plans or views of market and economic conditions may result in adjustments to estimated future cash flows, which could lead to recognition of impairment losses. These losses, as guided by the applicable accounting standards, could be significant. For the three and six months ended June 30, 2025, we did not incur an impairment charge. For the three and six months ended June 30, 2024, we recorded impairment charges of $0 and $15,107, respectively, on account of real estate classified as held for sale and sold properties.

Depreciation Expense

Depreciation expense for real estate assets is computed using a straight-line method based on a life of 40 years for buildings and improvements and five to ten years for furniture, fixtures, and equipment. For the three and six months ended June 30, 2025, we recorded $57,396 and $113,850 of depreciation expense, respectively. For the three and six months ended June 30, 2024, we recorded $53,757 and $107,080 of depreciation expense, respectively. During the three and six months ended June 30, 2025, we wrote-off fully depreciated fixed assets of $8,296 and $16,088, respectively. During the three and six months ended June 30, 2024, we wrote-off fully depreciated fixed assets of $8,328 and $15,604, respectively.

Casualty Related Costs

Occasionally, we incur losses at our communities from wind storms, floods, fires and similar hazards. In these cases, we estimate the carrying value of the damaged property and record a casualty loss for the difference between the estimated carrying value and the insurance proceeds, if any. Any amount of insurance recovery in excess of the amount of the losses incurred is considered a gain contingency and is recorded in casualty losses (gains), net when the proceeds are received. During the three and six months ended June 30, 2025, we recorded $255 and $139 of net casualty losses, respectively. During the three and six months ended June 30, 2024, we recorded $465 and $2,767 of net casualty losses, respectively.

g. Investments in Real Estate Under Development

We capitalize direct and indirect project costs incurred during the development period such as construction, insurance, architectural, legal, interest costs, and real estate taxes. At such time as the development is considered substantially complete, the capitalization of certain indirect costs such as real estate taxes, interest costs, and all project-related costs in real estate under development are reclassified to investments in real estate. For the three and six months ended June 30, 2025, we recorded $1,587 and $3,147, respectively, of capitalized interest expense on our investments in real estate under development. For the three and six months ended June 30, 2024, we recorded $1,771 and $3,341, respectively, of capitalized interest expense on our investments in real estate under development.

As of June 30, 2025 and December 31, 2024, the carrying value of our investment in real estate under development in Denver, Colorado totaled $91,849 and $116,861 respectively, net of $33,972 and $0 placed in service, respectively, and was recorded as a separate line item in our condensed consolidated balance sheets.

Independence Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
June 30, 2025
(Unaudited and dollars in thousands, except share and per share data)

h. Investments in Unconsolidated Real Estate Entities

We have entered into joint ventures with unrelated third parties to acquire, develop, own, operate, and manage real estate assets. Our joint ventures are funded with a combination of debt and equity. We will consolidate entities that we control as well as any variable interest entity ("VIE") where we are the primary beneficiary. Under the VIE model, we consolidate an entity when we have the ability to direct the activities of the VIE and the obligations to absorb losses or the right to receive benefits that could potentially be significant to the VIE. Under the voting model, we consolidate an entity when we control the entity through ownership of a majority voting interest. We separately analyzed the initial accounting for each of our investments in unconsolidated real estate entities and concluded that each investment is a voting interest entity. Our equity interest varies for each of our investments in unconsolidated real estate entities between 50% and 90% but, in each case, we share control of the major decisions that most significantly impact the joint ventures with our partners. Since we do not control the joint venture through our ownership interest, they are accounted for under the equity method of accounting, and are included in investments in unconsolidated real estate entities on the condensed consolidated balance sheets. Under the equity method of accounting, the investments are carried at cost plus our share of net earnings or losses. For the three and six months ended June 30, 2025, we recorded $1,014 and $1,969, respectively, of capitalized interest expense on our investments in unconsolidated real estate entities in our condensed consolidated balance sheets. For the three and six months ended June 30, 2024, we recorded $1,190 and $2,462, respectively, of capitalized interest expense on our investments in unconsolidated real estate entities in our condensed consolidated balance sheets.

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
June 30, 2025
(Unaudited and dollars in thousands, except share and per share data)

FASB ASC Topic 825, “Financial Instruments” requires disclosure of the fair value of financial instruments for which it is practicable to estimate that value. Given that cash and cash equivalents and restricted cash are short term in nature with limited fair value volatility, the carrying amount is deemed to be a reasonable approximation of fair value and the fair value input is classified as a Level 1 fair value measurement. The fair value input for derivatives is classified as a Level 2 fair value measurement within the fair value hierarchy. The fair value of our unsecured revolver, term loans, and mortgage indebtedness is based on a discounted cash flows valuation technique. As this technique utilizes current credit spreads, which are generally unobservable, this is classified as a Level 3 fair value measurement within the fair value hierarchy. We determine appropriate credit spreads based on the type of debt and its maturity. There were no transfers between levels in the fair value hierarchy for the six months ended June 30, 2025. The following table summarizes the carrying amount and the fair value of our financial instruments as of the periods indicated:

	As of June 30, 2025		As of December 31, 2024
	Carrying	Estimated	Carrying	Estimated
Financial Instrument	Amount	Fair Value	Amount	Fair Value
Assets
Cash and cash equivalents	$19,491	$19,491	$21,228	$21,228
Restricted cash	23,035	23,035	22,224	22,224
Derivative assets	14,635	14,635	29,300	29,300

Liabilities
Debt:
Unsecured revolver	209,634	215,907	193,952	194,249
Unsecured term loans	598,512	601,989	598,169	599,375
Secured credit facilities	598,549	569,107	600,768	554,238
Mortgages	694,600	659,452	792,306	733,050
Unsecured notes	148,506	150,307	148,488	150,343
Derivative liabilities	233	233	—	—

l. Deferred Financing Costs

Costs incurred in connection with debt financing are deferred and classified within indebtedness and charged to interest expense over the terms of the related debt agreements, under the effective interest method.

m. Office Leases

In accordance with FASB ASC Topic 842, “Leases”, lessees are required to recognize a right-of-use asset and a lease liability on the balance sheet at the lease commencement date for all leases, except those leases with terms of less than a year. We lease corporate office space under leases with terms of up to 10 years and that may include extension options, but that do not include any residual value guarantees or restrictive covenants. As of June 30, 2025 and December 31, 2024, we had $1,923 and $1,877, respectively, of operating lease right-of-use assets and $2,180 and $2,123, respectively, of operating lease liabilities related to our corporate office leases. The operating lease right-of-use assets are presented within other assets and the operating lease liabilities are presented within other liabilities in our condensed consolidated balance sheets. During the three and six months ended June 30, 2025, we recorded $117 and $237, respectively, of total operating lease expense which is recorded within property management expense and general and administrative expenses in our condensed consolidated statements of operations. During the three and six months ended June 30, 2024, we recorded $189 and $409, respectively, of total operating lease expense which is recorded within property management expense and general and administrative expenses in our condensed consolidated statements of operations.

n. Income Taxes

We have elected to be taxed as a REIT. Accordingly, we recorded no income tax expense for the three and six months ended June 30, 2025 and 2024.

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
June 30, 2025
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

NOTE 3: Investments in Real Estate

As of June 30, 2025, our investments in real estate consisted of 113 operating apartment properties, including one owned through a consolidated joint venture that contain an aggregate of 33,175 units. The following table summarizes our investments in real estate except for three properties that we classified as held for sale as of June 30, 2025:

	As of June 30, 2025	As of December 31, 2024	Depreciable Lives (In years)
Land	$554,886	$564,966	—
Building	5,292,690	5,323,105	40
Furniture, fixtures and equipment	509,254	475,865	5 - 10
Total investments in real estate	$6,356,830	$6,363,936
Accumulated depreciation	(810,042)	(740,957)
Investments in real estate, net	$5,546,788	$5,622,979

The following table summarizes our properties held for sale as of  June 30, 2025.

Property	Market	Units	Carrying Value
Bella Terra at City Center	Denver, CO	304	$61,927
Jamestown at St. Matthews	Louisville, KY	356	31,286
Stonebridge Crossing	Memphis, TN	500	26,662
		1,160	$119,875

Acquisitions

The following table summarizes our acquisitions for the six months ended June 30, 2025:

Property	Date Acquired	Market	Units	Purchase Price
Autumn Breeze	2/27/2025	Indianapolis, IN	280	$59,500

The following table summarizes the relative fair value of the assets and liabilities associated with acquisitions during the six months ended June 30, 2025, on the date of acquisition accounted for under FASB ASC Topic 805-50-15-3.

Fair Value of Assets Acquired During the
Six Months Ended
June 30, 2025
Assets acquired:
Investments in real estate	$57,854
Other assets	48
Intangible assets	1,829
Total assets acquired	59,731
Liabilities assumed:
Accounts payable and accrued expenses	1,002
Other liabilities	92
Total liabilities assumed	1,094
Estimated fair value of net assets acquired	$58,637

On July 31, 2025, we acquired a 240-unit multifamily apartment community in Orlando, FL for $60,250.

Dispositions

The following table summarizes our dispositions for the six months ended June 30, 2025:

Property	Market	Units	Sale Date	Sale Price	Gain on Sale (Loss) on Impairment), Net
Ridge Crossings (1)	Birmingham, AL	720	2/14/2025	$111,000	$1,496

(1)	During the three months ended December 31, 2024, we recognized a loss on impairment of $20,928.

Independence Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
June 30, 2025
(Unaudited and dollars in thousands, except share and per share data)

NOTE 4: Investments in Unconsolidated Real Estate

As of June 30, 2025, our investments in unconsolidated real estate entities had aggregate land, building, and capitalized construction in progress costs of $347,756 and aggregate construction debt of $226,910. We do not guarantee any debt, capital payout or other obligations associated with these entities. We recognize earnings or losses from our investments in unconsolidated real estate entities consisting of our proportionate share of the net earnings or losses of the joint ventures. We recognized losses of $562 and $1,151 from equity method investments during the three and six months ended June 30, 2025, respectively, and $850 and $1,679, respectively, during the three and six months ended June 30, 2024, and these losses were recorded in loss from investments in unconsolidated real estate entities in our condensed consolidated statements of operations.

The following table summarizes our investments in unconsolidated real estate entities as of June 30, 2025 and December 31, 2024:

				Carrying Value As Of
Investments in Unconsolidated Real Estate Entities	Location	Units (1)	IRT Ownership Interest	June 30, 2025	December 31, 2024
Metropolis at Innsbrook (2)	Richmond, VA	402	84.8%	$20,681	$21,163
Views of Music City II (3)	Nashville, TN	209	50.0%	5,912	5,905
Lakeline Station	Austin, TX	378	90.0%	39,011	36,106
The Mustang (4)	Dallas, TX	275	85.0%	30,577	28,801
Nexton Pine Hollow	Charleston, SC	324	90.0%	10,739	—
Total		1,588		$106,920	$91,975

(1)	Represents the total number of units after development is complete and each property is placed in service.
(2)

The Metropolis at Innsbrook is an operating property that was listed for sale during the three months ended March 31, 2025 and sold on July 21, 2025. We received $31,085 in proceeds from the sale, comprised of a return of our initial investment of $24,501 and equity proceeds of $6,584. We expect to recognize a gain of approximately $10,404 from this sale during the three months ended September 30, 2025.

(3)

Views of Music City II is an operating property. Our joint venture partner has provided us with a notice of intent to redeem our investment comprised of a return of our initial capital of $5,453 and preferred return in the amount of approximately $3,549 in September 2025. We expect to recognize the preferred return in income (loss) from investments in unconsolidated real estate entities in our condensed consolidated statements of operations during the three months ended September 30, 2025.

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

The Fifth Restated Credit Agreement increased the aggregate amount of borrowings under the credit agreement to $1,350,000 and permits IROP to request an increase in such aggregate amount to up to $2,000,000 subject to certain terms and conditions, including receipt of commitments from one or more lenders, whether or not currently parties to the Fifth Restated Credit Agreement, to provide such increased amounts, which increase may be allocated, at IROP’s option, to the Unsecured Revolver and/or to one or more of the term loans, in accordance with the Fifth Restated Credit Agreement. Refer to our 2024 Annual Report on Form 10-K for additional borrowing terms and financial covenant details.

Independence Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
June 30, 2025
(Unaudited and dollars in thousands, except share and per share data)

The following tables contain summary information concerning our consolidated indebtedness, as of June 30, 2025:

Consolidated Debt:	Outstanding Principal	Unamortized Debt Issuance Costs	Unamortized Loan (Discount)/Premiums	Carrying Amount	Type	Weighted Average Contractual Rate (2)	Weighted Average Effective Rate (3)	Weighted Average Maturity (in years)
Unsecured revolver (1)	$214,892	$(5,258)	$—	$209,634	Floating	5.1%	4.8%	3.5
Unsecured term loans	600,000	(1,488)	—	598,512	Floating	5.1%	3.6%	2.0
Secured credit facilities	585,635	(1,699)	14,613	598,549	Fixed	4.2%	4.4%	3.4
Mortgages	686,370	(2,626)	10,856	694,600	Fixed	3.8%	4.0%	3.4
Unsecured notes	150,000	(1,494)	—	148,506	Fixed	5.4%	5.6%	7.8
Total Consolidated Debt	$2,236,897	$(12,565)	$25,469	$2,249,801		4.5%	4.2%	3.4

(1)	The unsecured revolver total capacity is $750,000, of which $214,892 was outstanding as of June 30, 2025.
(2)	Represents the weighted average of the contractual interest rates in effect as of June 30, 2025, without regard to any interest rate swaps or collars.
(3)

Represents the weighted average effective interest rates for the three months ended June 30, 2025, including the impact of interest rate swaps and collars, the amortization of hedging costs, and deferred financing costs, but excluding the impact of loan premium amortization, discount accretion, and interest capitalization.

The following table contains summary information concerning our consolidated indebtedness as of June 30, 2025:

	Scheduled maturities on our consolidated indebtedness outstanding as of June 30, 2025
Consolidated Debt:	2025	2026	2027	2028	2029	Thereafter
Unsecured revolver	$—	$—	$—	$—	$214,892	$—
Unsecured term loans	—	200,000	—	400,000	—	—
Secured credit facilities	3,065	9,111	10,081	453,937	2,669	106,772
Mortgages	6,835	126,201	11,281	126,018	416,035	—
Unsecured notes	—	—	—	—	—	150,000
Total	$9,900	$335,312	$21,362	$979,955	$633,596	$256,772

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

As of June 30, 2025, we were in compliance with all financial covenants contained in our consolidated indebtedness.

Independence Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
June 30, 2025
(Unaudited and dollars in thousands, except share and per share data)

NOTE 6: Derivative Financial Instruments

The following table summarizes the aggregate notional amounts and estimated net fair values of our derivative instruments as of June 30, 2025 and December 31, 2024:

	As of June 30, 2025			As of December 31, 2024
	Notional	Fair Value of Assets	Fair Value of Liabilities	Notional	Fair Value of Assets	Fair Value of Liabilities
Cash flow hedges:
Interest rate swaps	$600,000	$9,676	$233	$500,000	$20,328	$—
Interest rate collars	200,000	4,959	—	200,000	8,972	—
Total	$800,000	$14,635	$233	$700,000	$29,300	$—

Effective interest rate swaps and collars are reported in accumulated other comprehensive income, and the fair value of these hedge agreements is recorded as derivative assets or liabilities on the face of our condensed consolidated balance sheets.

For our interest rate swaps and collars that are considered highly effective hedges, we reclassified realized gains of $3,402 and $6,711 to earnings within interest expense for the three and six months ended June 30, 2025, respectively, and we expect gains of $9,425 to be reclassified out of accumulated other comprehensive income to earnings over the next 12 months. For the three and six months ended June 30, 2024, we reclassified realized gains of $5,189 and $10,428, respectively, to earnings within interest expense.

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

NOTE 7: Stockholders' Equity and Noncontrolling Interests

Stockholders’ Equity

On May 14, 2025, our board of directors declared a dividend of $0.17 per share on our common stock, which represented a 6.3% increase over the prior quarterly rate of $0.16 per share. The second quarter dividend was paid on July 18, 2025 to stockholders of record as of June 27, 2025.

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

On March 31, 2025, we physically settled 2,650,000 of those shares at a weighted average price of $18.89 per share and we received proceeds of $50,059. All of the net proceeds were used to fund new acquisitions. As of June 30, 2025, 5,600,000 shares of our common stock remained to be settled under the Forward Sale Agreements, which if physically settled would provide additional proceeds to us of $105,780 based on the forward sale price as of June 30, 2025. We expect to physically settle the remaining Forward Sale Agreements and receive proceeds, subject to certain adjustments, from the sale of those shares upon one or more such physical settlements within approximately twelve months from the date of the prospectus supplement, no later than September 5, 2025, the scheduled maturity date of the Forward Sale Agreements. Although we expect to settle the remaining Forward Sale Agreements entirely by the physical delivery of shares of our common stock for cash proceeds, we may also elect to cash or net share settle all or a portion of our obligations under the Forward Sale Agreements, in which case, we may receive or owe cash or shares of our common stock from or to the Forward Seller. The Forward Sale Agreements provided for an initial forward sale price of $18.96 per share, subject to certain adjustments pursuant to the terms of each of the Forward Sale Agreements. The Forward Sale Agreements are subject to early termination or settlement under certain circumstances.

Independence Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
June 30, 2025
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

           During the three months ended March 31, 2025, we entered into forward sales transactions under our ATM Program for the forward sale of an aggregate of 2,681,600 shares of our common stock. The forward sales transactions had not settled as of June 30, 2025, and we had not received any net proceeds from these transactions as of June 30, 2025. Subject to our right to elect net share settlement, we expect to physically settle the forward sales transactions by the maturity date of March 31, 2026. Assuming the forward sales transactions are physically settled in full utilizing the current forward sales price of $20.88 per share, we expect to receive proceeds, net of sales commissions of approximately $55,993, subject to adjustment in accordance with the forward sales transactions. We intend to use substantially all of the net proceeds to fund potential acquisitions and other investment opportunities or for general corporate purposes, including the reduction of outstanding borrowings under our unsecured revolver.

We evaluated the accounting for forward sale agreements under FASB ASC Topic 480 “Distinguishing Liabilities from Equity” and FASB ASC Topic 815 “Derivatives and Hedging”. As the Forward Sale Agreements are considered indexed to our own equity and since they meet the equity classification conditions in ASC 815, the Forward Sale Agreements have been classified as equity.

Stock Repurchase Program

On May 18, 2022, our board of directors authorized a common stock repurchase program (the "Stock Repurchase Program") covering up to $250,000 in shares of our common stock. Under the Stock Repurchase Program, we, in our discretion, may purchase our shares from time to time in the open market or in privately negotiated transactions. The amount and timing of the purchases will depend on a number of factors, including the price and availability of our shares, trading volumes and general market conditions. The Stock Repurchase Program has no time limit and may be suspended or discontinued at any time. During the three and six months ended June 30, 2025, and 2024, we had no repurchases of shares under the Stock Repurchase Program. As of June 30, 2025, we had $250,000 in shares of our common stock remaining authorized for purchase under the Stock Repurchase Program.

Noncontrolling Interest

During the six months ended June 30, 2025, no holders of IROP units exchanged units for shares of our common stock. As of June 30, 2025, 5,941,643 IROP units held by unaffiliated third parties remain outstanding.

On May 14, 2025, our board of directors declared a dividend of $0.17 per IROP unit, which was paid on July 18, 2025 to IROP unit holders of record as of June 27, 2025.

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

	2025
	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Balance, January 1,	509,895	$16.73
Granted	320,766	19.55
Vested	(242,789)	17.51
Forfeited	(37,869)	17.65
Balance, June 30,(1)	550,003	$17.97

(1)	The outstanding award balances above include 156,732 and 149,334 RSUs as of June 30, 2025 and December 31, 2024, respectively.

Independence Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
June 30, 2025
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

During the six months ended June 30, 2025 and 2024, a portion of the RSUs and PSUs granted were issued to employees who are retirement eligible. The fact that the grantees are retirement eligible resulted in immediate recognition of the associated stock-based compensation expense totaling $2,826 and $2,525, respectively.

NOTE 9: Earnings Per Share

The following table presents a reconciliation of basic and diluted earnings per share for the three and six months ended June 30, 2025 and 2024:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net income	$8,172	$10,555	$16,698	$28,515
Income allocated to noncontrolling interest	(126)	(201)	(298)	(585)
Income allocable to common shares	$8,046	$10,354	$16,400	$27,930
Weighted-average shares outstanding—Basic	233,496,633	224,793,229	232,117,768	224,710,259
Weighted-average shares outstanding—Diluted	234,131,752	225,418,825	233,041,087	225,403,082
Earnings per share—Basic	$0.03	$0.05	$0.07	$0.12
Earnings per share—Diluted	$0.03	$0.05	$0.07	$0.12

Certain IROP units and shares deliverable under the Forward Sale Agreements were excluded from the earnings per share computation because their effect would have been anti-dilutive, totaling 14,223,243 and 8,623,243 for the three and six months ended June 30, 2025. Certain IROP units, RSUs and restricted stock awards were excluded from the earnings per share computation because their effect would have been anti-dilutive, totaling 6,070,126 and 6,096,634 for the three and six months ended June 30, 2024.

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
June 30, 2025
(Unaudited and dollars in thousands, except share and per share data)

The following table details NOI for our two reportable segments for the three and six months ended June 30, 2025 and 2024, and reconciles NOI to net income (loss) on the condensed consolidated statements of operations. The segments are classified as same-store or non same-store based on the individual property’s status as of June 30, 2025.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Revenue:
Same store rental and other property revenue	$148,113	$146,609	$294,969	$289,929
Non-same store rental and other property revenue	13,778	11,495	27,827	28,507
Total reportable segments revenue	161,891	158,104	322,796	318,436
Operating Expenses:
Same store
Real estate taxes	17,655	17,887	35,994	36,166
Property insurance	3,381	3,808	7,096	7,742
Personnel expenses	11,891	12,172	23,387	23,754
Utilities	7,063	6,843	14,520	13,922
Repairs and maintenance	5,659	6,065	9,845	10,609
Contract services	5,825	5,643	11,325	10,520
Advertising expenses	2,552	1,989	4,387	3,527
Other property operating expenses (1)	1,620	1,584	3,184	3,180
Total same store operating expenses	55,646	55,991	109,738	109,420
Non-same store
Total non-same store operating expenses	5,289	4,892	10,460	11,434
Total reportable segments operating expenses	60,935	60,883	120,198	120,854
Net Operating Income:
Same store NOI	92,467	90,618	185,231	180,509
Non-same store NOI	8,489	6,603	17,367	17,073
Total reportable segments NOI	100,956	97,221	202,598	197,582
Adjustments:
Other revenue	297	298	635	501
Property management expenses	(7,715)	(7,666)	(15,541)	(15,165)
General and administrative expenses	(5,982)	(6,244)	(14,388)	(14,624)
Depreciation and amortization	(59,794)	(54,127)	(118,521)	(107,850)
Casualty losses	(255)	(465)	(139)	(2,767)
Interest expense	(18,773)	(17,460)	(38,121)	(38,063)
(Loss on impairment) gain on sale of real estate assets, net	—	(152)	1,496	10,378
(Loss) gain on extinguishment of debt	—	—	(67)	203
Other loss	—	—	(103)	(1)
Loss from investments in unconsolidated real estate entities	(562)	(850)	(1,151)	(1,679)
Net income	$8,172	$10,555	$16,698	$28,515

(1)	Other property operating expenses includes property office, administrative and legal costs.

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

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act. Such forward-looking statements include, but are not limited to, our planned use of remaining proceeds from our sales of common stock on a forward basis, our expectations with respect to the one property which we are under contract to acquire, our expectations with respect to the three properties which are classified as held for sale and our expectations with respect to future acquisitions and dispositions. All statements in this Quarterly Report on Form 10-Q that address financial and operating performance, events or developments that we expect or anticipate will occur or be achieved in the future are forward-looking statements.

Our forward-looking statements are not guarantees of future performance and involve estimates, projections, forecasts and assumptions, including as to matters that are not within our control, and are subject to risks and uncertainties including, without limitation, risks and uncertainties related to changes in market demand for rental apartment homes and pricing pressures, including from competitors, that could lead to declines in occupancy and rent levels, uncertainty and volatility in capital and credit markets, including changes that reduce availability, and increase costs, of capital, unexpected changes in our intention or ability to repay certain debt prior to maturity, increased costs on account of inflation, increased competition in the labor market, and our planned use of remaining proceeds from our sales of common stock on a forward basis, inability to sell certain assets, including those assets designated as held for sale, within the time frames or at the pricing levels expected, failure to achieve expected benefits from the redeployment of proceeds from asset sales, inability or failure to achieve anticipated benefits from future acquisitions and dispositions, delays in completing, and cost overruns incurred in connection with, our value add initiatives and failure to achieve rent increases and occupancy levels on account of the value add initiatives, unexpected impairments or impairments in excess of our estimates, increased regulations generally and specifically on the rental housing market, including legislation that may regulate rents and fees or delay or limit our ability to evict non-paying residents, risks endemic to real estate and the real estate industry generally, the impact of potential outbreaks of infectious diseases and measures intended to prevent the spread or address the effects thereof, economic conditions, including inflation and recessionary conditions and their related impacts on the real estate industry, U.S. and global trade policies and tensions, including changes in, or the imposition of, tariffs and/or trade barriers and the economic impacts, volatility and uncertainty resulting therefrom, the effects of natural and other disasters, unknown or unexpected liabilities, including the cost of legal proceedings, costs and disruptions as the result of a cybersecurity incident or other technology disruption, including but not limited to a third party's unauthorized access to our data or the data of our residents, unexpected capital needs, inability to obtain appropriate insurance coverages at reasonable rates, or at all, or losses from catastrophes in excess of our insurance coverages, and share price fluctuations. Please refer to the documents filed by us with the SEC, including specifically the “Risk Factors” sections of our Annual Report on Form 10-K for the year ended December 31, 2024 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, and our other filings with the SEC, which identify additional factors that could cause actual results to differ from those contained in forward-looking statements.

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

Overview

Our Company

We are a self-administered and self-managed Maryland corporation that has elected to be taxed as a real estate investment trust (“REIT”). We are primarily engaged in the ownership, operation, management, improvement, and acquisition of multifamily apartment communities in non-gateway markets. As of June 30, 2025, we owned and operated 113 multifamily apartment properties (including one owned through a consolidated joint venture) that contain an aggregate of 33,175 units. Our properties are located in Alabama, Colorado, Florida, Georgia, Indiana, Kentucky, North Carolina, Ohio, Oklahoma, South Carolina, Tennessee and Texas. In addition, as of June 30, 2025, we owned and consolidated one investment in real estate under development in Colorado that will, upon completion, contain an aggregate of 296 units. As of June 30, 2025, we also owned interests in five unconsolidated joint ventures, three that own and operate multifamily apartment communities that contain an aggregate of 886 units and two that are developing multifamily apartment communities that will contain, upon completion, an aggregate of 702 units. We do not have any foreign operations and our business is not seasonal.

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

Consolidated Property Portfolio (1)

As of June 30, 2025, we owned and consolidated 113 multifamily apartment properties, totaling 33,175 units. Below is a summary of our consolidated property portfolio by market.

(Dollars in thousands, except per unit data)	As of June 30, 2025				For the Three Months Ended June 30, 2025
Market	Number of Properties	Units	Gross Real Estate Assets	Period End Occupancy	Average Effective Monthly Rent per Unit	Net Operating Income	% of NOI
Atlanta, GA	13	5,180	$1,119,499	94.0%	$1,586	$14,748	14.6%
Dallas, TX	14	4,007	888,913	96.3%	1,808	13,703	13.6%
Columbus, OH	10	2,510	383,967	95.2%	1,515	7,132	7.1%
Tampa-St. Petersburg, FL	6	1,791	399,009	94.9%	1,915	6,769	6.7%
Indianapolis, IN	8	2,259	355,256	95.3%	1,475	6,234	6.2%
Denver, CO (1)(2)(3)	7	1,722	498,674	93.5%	1,808	6,186	6.1%
Oklahoma City, OK	8	2,147	342,339	96.4%	1,242	5,604	5.5%
Raleigh - Durham, NC	6	1,690	256,362	95.4%	1,539	4,951	4.9%
Nashville, TN	5	1,508	377,690	95.4%	1,617	4,846	4.8%
Memphis, TN (3)	4	1,383	160,298	92.7%	1,486	4,085	4.0%
Charlotte, NC	4	1,014	263,063	95.0%	1,699	3,572	3.5%
Houston, TX	5	1,308	216,873	95.6%	1,437	3,385	3.4%
Louisville, KY (3)	4	1,150	143,670	96.4%	1,361	3,070	3.0%
Huntsville, AL	4	1,051	242,335	95.9%	1,428	2,947	2.9%
Lexington, KY	3	886	165,932	96.9%	1,443	2,935	2.9%
Orlando, FL	2	617	133,240	95.0%	1,857	2,300	2.3%
Cincinnati, OH	2	542	126,466	98.2%	1,664	1,854	1.8%
Myrtle Beach, SC - Wilmington, NC	3	628	69,202	95.5%	1,383	1,697	1.7%
Charleston, SC	2	518	82,805	95.2%	1,770	1,672	1.7%
Greenville, SC	1	702	127,064	92.8%	1,276	1,640	1.6%
Austin, TX	1	256	61,134	96.1%	1,797	860	0.9%
San Antonio, TX	1	306	57,611	97.7%	1,447	825	0.8%
Total/Weighted Average	113	33,175	$6,471,402	95.2%	$1,582	$101,015	100.0%

(1)	Excludes our development properties. See Non-GAAP financial measures for the definition of a development property.
(2)	Includes properties in our Fort Collins, CO and Colorado Springs, CO markets.
(3)	Includes one property that was held for sale as of June 30, 2025.

Current Developments

Dispositions

On February 14, 2025, we sold one multifamily apartment community in Birmingham, AL for a gross sales price of $111.0 million and used the proceeds to fund recent and anticipated property acquisitions as described below.

As of June 30, 2025, we had three properties classified as held for sale. We expect to close the dispositions before year end; however, there can be no assurance that these dispositions will be consummated at expected pricing levels, within expected time frames, or at all. We intend to use the proceeds from the sales, if, and when, they occur to fund future property acquisitions as part of our capital recycling program.

Acquisitions

On February 27, 2025, we acquired Autumn Breeze in Indianapolis, IN, a 280-unit multifamily apartment community for $59.5 million. This acquisition expanded our footprint in Indianapolis from 1,979 units to 2,259 units.

On July 31, 2025, we acquired a 240-unit multifamily apartment community in Orlando, FL for $60.25 million. This acquisition expanded our footprint in Orlando from 617 units to 857 units.

We are currently under contract to acquire one property in Orlando, FL for approximately $94.75 million. We expect to fund this acquisition on a leverage neutral basis using remaining proceeds from forward equity sales and draws on our unsecured revolver. This property will expand our footprint in Orlando, FL and we believe it will support enhanced scale and synergies. We expect to close on the acquisition before year end; however, there can be no assurance that this acquisition will be consummated at expected pricing levels, within expected time frames, or at all.

Investments in Unconsolidated Real Estate Entities

To create another avenue for accretive capital allocation and to increase our options for capital investment, we have partnered with, and may in the future partner with, developers through preferred equity investments and joint venture relationships focused on new multifamily development.

Metropolis at Innsbrook, a 402-unit property in Richmond, VA, was listed for sale during the three months ended March 31, 2025 and sold on July 21, 2025. We received $31.1 million in proceeds from the sale, comprised of a return of our initial investment of $24.5 million and equity proceeds of $6.6 million. We expect to recognize a gain of approximately $10.4 million from this sale during the third quarter 2025.

As of June 30, 2025 and December 31, 2024, we had investments in unconsolidated real estate entities of $106.9 million and $92.0 million, respectively.

Investments in Real Estate Under Development

As part of our merger with Steadfast Apartment REIT, Inc., we acquired two land parcels in Denver, Colorado that were being developed into multifamily properties that will contain 621 units, in the aggregate, upon completion, one of which was completed in 2024. As of June 30, 2025, we had one investment in real estate under development of $91.8 million that is expected to contain 296 units upon completion.

Value Add

Our value add program provides us with the opportunity to improve long-term growth through targeted unit renovations at communities where there is the potential for outsized rent growth. We completed renovations on 454 units during the three months ended June 30, 2025. From inception of our value add program in January 2018 through June 30, 2025, we completed renovations on 10,171 of the 17,381 units currently in our value add program, achieving a return on investment of 16.5% (and approximately 18.4% on the interior portion of such renovation costs). We compute return on investment by using the rent premium per unit per month, multiplied by 12, divided by the applicable renovation costs per unit and we compute the rent premium as the difference between the rental rate on the renovated unit (excluding the impact of concessions) and the market rent for a comparable unrenovated unit as of the date presented, as determined by management consistent with its customary rent-setting and evaluation procedures.

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

The Fifth Restated Credit Agreement increased the aggregate amount of borrowings under the credit agreement to $1.35 billion and permits IROP to request an increase in such aggregate amount to up to $2.0 billion subject to certain terms and conditions, including receipt of commitments from one or more lenders, whether or not currently parties to the Fifth Restated Credit Agreement, to provide such increased amounts, which increase may be allocated, at IROP’s option, to the Unsecured Revolver and/or to one or more of the term loans, in accordance with the Fifth Restated Credit Agreement. Refer to our 2024 Annual Report on Form 10-K for additional borrowing terms and financial covenant details.

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

On March 31, 2025, we physically settled 2.65 million of those shares at a weighted average price of $18.89 per share and we received proceeds of $50.1 million. All of the net proceeds were used to fund new acquisitions. As of June 30, 2025, 5.6 million shares of our common stock remained to be settled under the Forward Sale Agreements, which if physically settled would provide additional proceeds to us of $105.8 million based on the forward price as of June 30, 2025. We expect to physically settle the remaining Forward Sale Agreements and receive proceeds, subject to certain adjustments, from the sale of those shares upon one or more such physical settlements within approximately twelve months from the date of the prospectus supplement, no later than September 5, 2025, the scheduled maturity date of the Forward Sale Agreements. Although we expect to settle the remaining Forward Sale Agreements entirely by the physical delivery of shares of our common stock for cash proceeds, we may also elect to cash or net share settle all or a portion of our obligations under the Forward Sale Agreements, in which case, we may receive or owe cash or shares of our common stock from or to the Forward Seller. The Forward Sale Agreements provided for an initial forward sale price of $18.96 per share, subject to certain adjustments pursuant to the terms of each of the Forward Sale Agreements. The Forward Sale Agreements are subject to early termination or settlement under certain circumstances.

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

 During the three months ended March 31, 2025, we entered into forward sales transactions under the ATM Program for the forward sale of an aggregate of 2.7 million shares of our common stock. The forward sales transactions had not settled as of June 30, 2025, and we had not received any net proceeds from these transactions as of June 30, 2025. Subject to our right to elect net share settlement, we expect to physically settle the forward sales transactions by the maturity date of March 31, 2026. Assuming the forward sales transactions are physically settled in full utilizing the current forward sales price of $20.88 per share, we expect to receive proceeds, net of sales commissions of approximately $56.0 million, subject to adjustment in accordance with the forward sales transactions. We intend to use substantially all of the net proceeds to fund potential acquisitions and other investment opportunities or for general corporate purposes, including the reduction of outstanding borrowings under our unsecured revolver.

Results of Operations

As of June 30, 2025, we owned and consolidated 113 multifamily apartment properties, of which 105 comprised the Same-Store Portfolio.

Three Months Ended June 30, 2025 compared to the Three Months Ended June 30, 2024

	SAME-STORE PORTFOLIO				NON SAME-STORE PORTFOLIO				CONSOLIDATED
(Dollars in thousands)	Three Months Ended June 30,				Three Months Ended June 30,				Three Months Ended June 30,
	2025	2024	Increase (Decrease)	% Change	2025	2024	Increase (Decrease)	% Change	2025	2024	Increase (Decrease)	% Change
Property Data:
Number of properties (1)	105	105	—	—	8	5	3	60.0%	113	110	3	2.7%
Number of units (1)	30,502	30,502	—	—	2,673	2,183	490	22.4%	33,175	32,685	490	1.5%
Average occupancy (1)	95.3%	95.2%	0.1%	—	93.6%	94.6%	(1.0)%	—	95.2%	95.3%	(0.1)%	—
Average effective monthly rent, per unit (1)	$1,575	$1,561	$14	0.9%	$1,697	$1,464	$233	15.9%	$1,582	$1,554	$28	1.8%
Revenue:
Rental and other property revenue	$148,113	$146,609	$1,504	1.0%	$13,778	$11,495	$2,283	19.9%	$161,891	$158,104	$3,787	2.4%
Expenses:
Property operating expenses	55,646	55,991	(345)	(0.6)%	5,289	4,892	397	8.1%	60,935	60,883	52	0.1%
Net Operating Income	$92,467	$90,618	$1,849	2.0%	$8,489	$6,603	$1,886	28.6%	$100,956	$97,221	$3,735	3.8%

Other Revenue:
Other revenue									$297	$298	$(1)	(0.3)%
Corporate and other expenses:
Property management expenses									7,715	7,666	49	0.6%
General and administrative expenses									5,982	6,244	(262)	(4.2)%
Depreciation and amortization expense									59,794	54,127	5,667	10.5%
Casualty losses									255	465	(210)	(45.2)%
Interest expense									(18,773)	(17,460)	(1,313)	7.5%
(Loss on impairment) gain on sale of real estate assets, net									—	(152)	152	(100.0)%
Loss from investments in unconsolidated real estate entities									(562)	(850)	288	(33.9)%
Net income									$8,172	$10,555	$(2,383)	(22.6)%
Income allocated to noncontrolling interests									(126)	(201)	75	(37.3)%
Net income available to common shares									$8,046	$10,354	$(2,308)	(22.3)%

(1)	Excludes our development projects. See Non-GAAP Financial Measures for our definition of a development property and our methodology for determining same-store properties.

Revenue

Rental and other property revenue. Revenue from rental and other property revenue of the consolidated portfolio increased $3.8 million to $161.9 million for the three months ended June 30, 2025 from $158.1 million for the three months ended June 30, 2024. The increase was attributable to a $2.3 million increase in non same-store rental and other property revenue driven by the acquisition of four properties, three in the second half of 2024 and one in the first quarter of 2025, and a $1.5 million increase in same-store rental and other property revenue, driven by a 0.9% increase in average effective monthly rents and a 0.1% increase in average occupancy compared to the prior year period.

Expenses

Depreciation and amortization expense. Depreciation and amortization expense increased $5.7 million to $59.8 million for the three months ended June 30, 2025 from $54.1 million for the three months ended June 30, 2024. The increase was primarily due to depreciation expenses driven by capital expenditures related to our value add program and higher intangible asset amortization expenses from our recent property acquisitions compared to the same prior year period.

Interest expense. Interest expense increased $1.3 million to $18.8 million for the three months ended June 30, 2025 from $17.5 million for the three months ended June 30, 2024. The increase in interest expense was primarily driven by an increase in our effective interest rate on consolidated debt from 4.1% for the three months ended June 30, 2024 to 4.2% for the three months ended June 30, 2025, and lower interest capitalization on recently stabilized development in Denver, Colorado.

Results of Operations

As of June 30, 2025, we owned and consolidated 113 multifamily apartment properties, of which 105 comprised the Same-Store Portfolio.

Six Months Ended June 30, 2025 compared to the Six Months Ended June 30, 2024

	SAME-STORE PORTFOLIO				NON SAME-STORE PORTFOLIO				CONSOLIDATED
(Dollars in thousands)	Six Months Ended June 30,				Six Months Ended June 30,				Six Months Ended June 30,
	2025	2024	Increase (Decrease)	% Change	2025	2024	Increase (Decrease)	% Change	2025	2024	Increase (Decrease)	% Change
Property Data:
Number of properties (1)	105	105	—	—	8	5	3	60.0%	113	110	3	2.7%
Number of units (1)	30,502	30,502	—	—	2,673	2,183	490	22.4%	33,175	32,685	490	1.5%
Average occupancy (1)	95.4%	94.7%	0.7%	—	93.4%	94.5%	(1.1)%	—	95.0%	94.9%	0.1%	—
Average effective monthly rent, per unit (1)	$1,574	$1,560	$14	0.9%	$1,701	$1,461	$240	16.4%	$1,583	$1,553	$30	1.9%
Revenue:
Rental and other property revenue	$294,969	$289,929	$5,040	1.7%	$27,827	$28,507	$(680)	(2.4)%	$322,796	$318,436	$4,360	1.4%
Expenses:
Property operating expenses	109,738	109,420	318	0.3%	10,460	11,434	(974)	(8.5)%	120,198	120,854	(656)	(0.5)%
Net Operating Income	$185,231	$180,509	$4,722	2.6%	$17,367	$17,073	$294	1.7%	$202,598	$197,582	$5,016	2.5%
Other Revenue:
Other revenue									$635	$501	$134	26.7%
Corporate and other expenses:
Property management expenses									15,541	15,165	376	2.5%
General and administrative expenses									14,388	14,624	(236)	(1.6)%
Depreciation and amortization expense									118,521	107,850	10,671	9.9%
Casualty losses									139	2,767	(2,628)	(95.0)%
Interest expense									(38,121)	(38,063)	(58)	0.2%
Gain on sale (loss on impairment) of real estate assets, net									1,496	10,378	(8,882)	(85.6)%
(Loss) gain on extinguishment of debt									(67)	203	(270)	(133.0)%
Other loss									(103)	(1)	(102)	10,200.0%
Loss from investments in unconsolidated real estate entities									(1,151)	(1,679)	528	(31.4)%
Net income									$16,698	$28,515	$(11,817)	41.4%
Income allocated to noncontrolling interests									(298)	(585)	287	(49.1)%
Net income available to common shares									$16,400	$27,930	$(11,530)	(41.3)%

(1)	Excludes our development projects. See Non-GAAP Financial Measures for our definition of a development property and our methodology for determining same-store properties.

Revenue

Rental and other property revenue. Revenue from rental and other property revenue of the consolidated portfolio increased $4.4 million to $322.8 million for the six months ended June 30, 2025 from $318.4 million for the six months ended June 30, 2024. The increase was primarily attributable to a $5.0 million increase in same-store rental and other property revenue driven by a 0.9% increase in average effective monthly rents and a 0.7% increase in average occupancy compared to the prior year period.

Expenses

Property operating expenses. Property operating expenses decreased $0.7 million to $120.2 million for the six months ended June 30, 2025 from $120.9 million for the six months ended June 30, 2024. The decrease was due to a $1.0 million decrease in non same-store property operating expenses due to property sales, partially offset by a $0.3 million increase in same-store operating expenses.

Property management expenses. Property management expenses increased $0.3 million to $15.5 million for the six months ended June 30, 2025 from $15.2 million for the six months ended June 30, 2024. The increase was primarily due to higher compensation costs compared to the same prior year period.

Depreciation and amortization expense. Depreciation and amortization expense increased $10.7 million to $118.5 million for the six months ended June 30, 2025 from $107.9 million for the six months ended June 30, 2024. The increase was primarily due to depreciation expenses driven by capital expenditures related to our value add program and higher intangible asset amortization expenses from our recent property acquisition compared to the same prior year period.

Casualty losses. During the six months ended June 30, 2025 and June 30, 2024, we incurred $0.1 million and $2.8 million in casualty losses, respectively. The loss during the six months ended June 30, 2024 was primarily due to winter storm damage and fire damage at various properties, where the carrying value of the damage exceeded insurance proceeds due to policy deductible levels.

Gain on sale (loss on impairment) of real estate assets, net. During the six months ended June 30, 2025, we sold one multi-family property resulting in a gain on sale of $1.5 million. During the six months ended June 30, 2024, we sold six multi-family properties and recognized a gain on sale of real estate, net of $10.4 million comprised of a $25.5 million gain on sale of real estate, net, partially offset by a loss on impairment of $15.1 million for one property held for sale as of June 30, 2024, as a result of the carrying value of the real estate exceeding the expected sales price less transaction costs.

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

Set forth below is a reconciliation of net income to FFO and CFFO for the three and six months ended June 30, 2025 and 2024 (in thousands, except share and per share information):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2025		2024		2025		2024
	Amount	Per Share(1)	Amount	Per Share(2)	Amount	Per Share(1)	Amount	Per Share(2)
Net income	$8,172	$0.03	$10,555	$0.05	$16,698	$0.07	$28,515	$0.12
Adjustments:
Real estate depreciation and amortization	59,372	0.25	53,757	0.23	117,682	0.50	107,149	0.46
Our share of real estate depreciation and amortization from investments in unconsolidated real estate entities	457	—	598	—	914	—	1,196	0.01
Loss on impairment (gain on sale) of real estate assets net, excluding prepayment gains	—	—	336	—	73	—	(9,273)	(0.04)
FFO	$68,001	$0.28	$65,246	$0.28	$135,367	$0.57	$127,587	$0.55

FFO	$68,001	$0.28	$65,246	$0.28	$135,367	$0.57	$127,587	$0.55
Adjustments:
Other depreciation and amortization	422	—	370	—	839	—	701	—
Casualty losses	255	—	465	0.01	139	—	2,767	0.01
Loan (premium accretion) discount amortization, net	(1,985)	—	(2,283)	(0.01)	(4,014)	(0.02)	(4,679)	(0.02)
Prepayment (gains) losses on asset dispositions	—	—	(184)	—	(1,570)	—	(1,105)	—
Loss (gain) on extinguishment of debt	—	—	—	—	67	—	(203)	—
Other loss	—	—	—	—	103	—	1	—
CFFO	$66,693	$0.28	$63,614	$0.28	$130,931	$0.55	$125,069	$0.54

(1)	Based on 239,438,276 and 238,059,411 weighted-average shares and units outstanding for the three and six months ended June 30, 2025.

(2)	Based on 230,734,872 and 230,652,876 weighted-average shares and units outstanding for the three and six months ended June 30, 2024.

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

Set forth below is a reconciliation of GAAP net income to Same-Store Portfolio NOI for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	% change	2025	2024	% change
Net income	$8,172	$10,555	(22.6)%	$16,698	$28,515	(41.4)%
Other revenue	(297)	(298)	(0.3)%	(635)	(501)	26.7%
Property management expenses	7,715	7,666	0.6%	15,541	15,165	2.5%
General and administrative expenses	5,982	6,244	(4.2)%	14,388	14,624	(1.6)%
Depreciation and amortization expense	59,794	54,127	10.5%	118,521	107,850	9.9%
Casualty losses	255	465	(45.2)%	139	2,767	(95.0)%
Interest expense	18,773	17,460	7.5%	38,121	38,063	0.2%
Loss on impairment (gain on sale) of real estate assets, net	—	152	(100.0)%	(1,496)	(10,378)	(85.6)%
Loss (gain) on extinguishment of debt	—	—	0.0%	67	(203)	(133.0)%
Other loss	—	—	0.0%	103	1	10,200.0%
Loss from investments in unconsolidated real estate entities	562	850	(33.9)%	1,151	1,679	(31.4)%
NOI	100,956	97,221	3.8%	202,598	197,582	2.5%
Less: Non same-store portfolio NOI	8,489	6,603	28.6%	17,367	17,073	1.7%
Same-store portfolio (a) NOI	$92,467	$90,618	2.0%	$185,231	$180,509	2.6%

(a)	Same-Store Portfolio for the three and six months ended June 30, 2025 and 2024 included 105 properties containing 30,502 units.

Set forth below is Same-Store Portfolio (a) NOI for the three and six months ended June 30, 2025 and 2024 (in thousands, except per unit data):

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	% change	2025	2024	% change
Revenue:
Rental and other property revenue	$148,113	$146,609	1.0%	$294,969	$289,929	1.7%
Property Operating Expenses
Real estate taxes	17,655	17,887	(1.3)%	35,994	36,166	(0.5)%
Property insurance	3,381	3,808	(11.2)%	7,096	7,742	(8.3)%
Personnel expenses	11,891	12,172	(2.3)%	23,387	23,754	(1.5)%
Utilities	7,063	6,843	3.2%	14,520	13,922	4.3%
Repairs and maintenance	5,659	6,065	(6.7)%	9,845	10,609	(7.2)%
Contract services	5,825	5,643	3.2%	11,325	10,520	7.7%
Advertising expenses	2,552	1,989	28.3%	4,387	3,527	24.4%
Other expenses	1,620	1,584	2.3%	3,184	3,180	0.1%
Total property operating expenses	55,646	55,991	(0.6)%	109,738	109,420	0.3%
Same-store portfolio NOI	$92,467	$90,618	2.0%	$185,231	$180,509	2.6%
Same-store portfolio NOI Margin	62.4%	61.8%	0.6%	62.8%	62.3%	0.5%
Average Occupancy	95.3%	95.2%	0.1%	95.4%	94.7%	0.7%
Average effective monthly rent, per unit	$1,575	$1,561	0.9%	$1,574	$1,560	0.9%

(a)	Same-Store Portfolio for the three and six months ended June 30, 2025 and 2024 included 105 properties containing 30,502 units.

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

We intend to meet our liquidity requirements primarily through a combination of one or more of the following:

•	the use of our cash and cash equivalents of $19.5 million as of June 30, 2025;

•	existing and future unsecured financing, including advances under our unsecured revolver, and financing secured directly or indirectly by the apartment properties in our portfolio;

•	cash generated from operating activities;

•	net cash proceeds from property sales, including sales undertaken as part of our capital recycling strategy and other sales; and

•	proceeds from the sales of our common stock and other equity securities, including common stock that may be sold under our ATM program.

Cash Flows

As of June 30, 2025 and 2024, we maintained cash and cash equivalents, and restricted cash of approximately $42.5 million and $47.4 million, respectively. Our cash and cash equivalents were generated from the following activities (dollars in thousands):

	For the Six Months Ended June 30,
	2025	2024
Cash flow provided by operating activities	$142,614	$127,080
Cash flow (used in) provided by investing activities	(34,342)	238,553
Cash flow used in financing activities	(109,198)	(368,967)
Net change in cash and cash equivalents, and restricted cash	(926)	(3,334)
Cash and cash equivalents, and restricted cash, beginning of period	43,452	50,732
Cash and cash equivalents, and restricted cash, end of the period	$42,526	$47,398

Our cash inflows from operating activities during the six months ended June 30, 2025 were primarily driven by ongoing operations of our properties. The $15.5 million increase in cash inflows from operating activities during the six months ended June 30, 2025 were primarily driven by the decrease in real estate tax obligations associated with the sale of 10 properties as part of our previously disclosed Portfolio Optimization and Deleveraging Strategy, our recent acquisitions in Charlotte, Indianapolis, Orlando and Tampa-St. Petersburg and successful appeals to lower the assessed values at certain properties. In addition, our cash inflows from operating activities increased during the six months ended June 30, 2025, as a result of improved operations at our portfolio driven primarily by increasing occupancy and average rental rates. Our cash inflows from operating activities during the six months ended June 30, 2024 were primarily driven by ongoing operations of our properties.

Our cash outflows from investing activities during the six months ended June 30, 2025 were primarily due to the acquisition of one multifamily property in the amount of $58.6 million, $53.7 million of capital expenditures, $16.1 million of investments in unconsolidated real estate entities, $12.2 million of investments in real estate under development and $3.8 million in escrow deposits for pending real estate acquisitions, partially offset by $109.2 million of proceeds from the disposition of one property. Our cash inflows from investing activities during the six months ended June 30, 2024 were primarily due to $320.6 million of proceeds from the disposition of six properties under our Portfolio Optimization and Deleveraging Strategy and $3.5 million of proceeds from insurance claims, partially offset by $55.7 million of capital expenditures, $26.9 million of investments in real estate under development and $3.0 million of investments in unconsolidated real estate entities.

Our cash outflows from financing activities during the six months ended June 30, 2025 were primarily due to mortgage principal repayments of $94.4 million and payment of dividends on our common stock and noncontrolling interests of $76.0 million, partially offset by the $49.9 million issuance of common stock from our forward equity transactions. Our cash outflows from financing activities during the six months ended June 30, 2024 were primarily due to unsecured credit facility and mortgage principal repayments of $422.3 million, payment of dividends on our common stock and noncontrolling interests of $74.0 million, partially offset by $131.0 million of draws on our unsecured revolver.

Contractual Obligations

Our 2024 Annual Report on Form 10-K includes a table of contractual obligations. There were no material changes to these obligations since the filing of our 2024 Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements during the six months ended June 30, 2025 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our interests.

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

Item 3.         Quantitative and Qualitative Disclosure About Market Risk.

Our 2024 Annual Report on Form 10-K contains a discussion of qualitative and quantitative market risks. There have been no material changes in quantitative and qualitative market risks during the six months ended June 30, 2025 from the disclosures included in our 2024 Annual Report on Form 10-K.

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

Effective as of June 30, 2025, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation referred to above during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Starting around November 2022, putative class action representatives began filing complaints in various United States District Courts across the country naming as defendants RealPage, Inc. (“RealPage”), a seller of revenue management products, and approximately 50 defendants who own and/or manage multifamily residential rental housing, alleging that the defendants conspired to fix, raise, maintain, and stabilize rent prices in violation of Section 1 of the Sherman Act. Some of the complaints, including one filed on November 14, 2022, in the U.S. District Court for the Northern District of Illinois, named us as one of the defendants, and others did not. On April 10, 2023, the United States Judicial Panel on Multidistrict Litigation issued an order transferring the cases to the United States District Court for the Middle District of Tennessee for coordinated and consolidated pretrial proceedings, where plaintiffs filed a consolidated complaint. We filed an answer to the consolidated complaint and asserted affirmative defenses. Discovery is ongoing. As these proceedings are still in the early stages, it is not possible for the Company to predict the outcome nor is it possible to estimate the amount of loss, if any, which may be associated with an adverse decision in this matter. We deny all allegations of wrongdoing and intend to defend against these claims vigorously.

On July 2, 2025, the Attorney General of Kentucky filed a complaint against RealPage and 9 other defendants who own and/or manage multifamily residential rental housing, including IRT, on behalf of the Commonwealth of Kentucky also alleging that the defendants conspired to fix, raise, maintain, and stabilize rent prices in violation of Section 1 of the Sherman Act. This proceeding is in the early stages, and it is not possible for the Company to predict the outcome nor is it possible to estimate the amount of loss, if any, which may be associated with an adverse decision in this matter. We deny all allegations of wrongdoing and intend to defend against these claims vigorously.

Item 1A.         Risk Factors.

There have not been any material changes from the risk factors disclosed in Part 1, Item 1A of our 2024 Annual Report on Form 10-K, and in our Quarterly Report on Form 10-Q for the quarter ended March 31,2025, except as described below.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds.

During the three and six months ended June 30, 2025, no holders of IROP units exchanged units for shares of our common stock. The issuance of shares upon exchange of units is exempt from registration under the Securities Act, pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act. As of June 30, 2025, 5,941,643 IROP units held by unaffiliated third parties remained outstanding.

During the three months ended June 30, 2025, we withheld shares of common stock to satisfy employee tax withholding obligations payable upon the vesting of restricted common stock awards as follow:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands) (2)
April 1 - 30, 2025	4,595	$21.36	—	$250,000
May 1 - 31, 2025	—	—	—	250,000
June 1 - 30, 2025	—	—	—	250,000
Total	4,595	$21.36	—

(1)	The price reported is the average price paid per share using our closing price on the NYSE on the vesting date of the relevant award.
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

Item 3.         Defaults Upon Senior Securities.

None.

Item 4.         Mine Safety Disclosures.

None.

Item 5.         Other Information.

During the three and six months ended June 30, 2025, none of the Company's directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act). During the three and six months ended June 30, 2025, the Company did not adopt, terminate or modify a Rule 10b5-1 trading arrangement.

On July 4, 2025, President Trump signed into law the legislation known as the One Big Beautiful Bill Act (the “OBBBA”). The OBBBA made significant changes to the U.S. federal income tax laws in various areas. These changes include the permanent extension of the 20% deduction for “qualified REIT dividends” for individuals and other non-corporate taxpayers. The OBBBA also increased the percentage limit under the REIT asset test applicable to taxable REIT subsidiaries (“TRSs”) from 20% to 25% for taxable years beginning after December 31, 2025. As a result, for taxable years beginning after December 31, 2025, the aggregate value of all securities of TRSs held by a REIT may not exceed 25% of the value of its gross assets. See “Material U.S. Federal Income Tax Considerations” contained in Exhibit 99.1 to this Quarterly Report on Form 10-Q.

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

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

99.1	Material U.S. Federal Income Tax Considerations, filed herewith.

101

iXBRL (Inline eXtensible Business Reporting Language). The following materials, formatted in iXBRL: (i) Condensed Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024, (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2025 and 2024, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2025 and 2024, (iv) Condensed Consolidated Statements of Changes in Equity for the three and six months ended June 30, 2025 and 2024, (v) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2025 and 2024 and (vi) notes to the condensed consolidated financial statements as of June 30, 2025.

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

Independence Realty Trust, Inc.

Date: July 31, 2025	By:	/s/ SCOTT F. SCHAEFFER
Scott F. Schaeffer
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: July 31, 2025	By:	/s/ JAMES J. SEBRA
James J. Sebra
President and Chief Financial Officer
(Principal Financial Officer)

Date: July 31, 2025	By:	/s/ JASON R. DELOZIER
Jason R. Delozier
Chief Accounting Officer
(Principal Accounting Officer)