Form 10-Q
period 2025-09-30
INDEPENDENCE REALTY TRUST, INC.
filed 2025-10-30
CIK 1466085

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

As of October 24, 2025 there were 239,112,982 shares of the Registrant’s common stock issued and outstanding.

INDEPENDENCE REALTY TRUST, INC.

INDEX

PART I—FINANCIAL INFORMATION

Item 1.         Financial Statements

Independence Realty Trust, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited and dollars in thousands, except share and per share data)

	As of	As of
	September 30, 2025	December 31, 2024
ASSETS:
Investments in real estate:
Investments in real estate, at cost	$6,571,161	$6,363,936
Accumulated depreciation	(861,370)	(740,957)
Investments in real estate, net	5,709,791	5,622,979
Real estate held for sale	107,182	110,112
Investments in real estate under development	65,628	116,861
Cash and cash equivalents	23,290	21,228
Restricted cash	27,639	22,224
Investments in unconsolidated real estate entities	93,965	91,975
Other assets	47,771	39,596
Derivative assets	11,873	29,300
Intangible assets, net of accumulated amortization of $2,604 and $1,305, respectively	5,453	3,644
Total Assets	$6,092,592	$6,057,919
LIABILITIES AND EQUITY:
Indebtedness, net	$2,296,202	$2,274,651
Indebtedness associated with real estate held for sale	—	59,032
Accounts payable and accrued expenses	119,513	94,670
Accrued interest payable	10,265	8,630
Dividends payable	41,592	37,827
Derivative liabilities	737	—
Other liabilities	9,023	8,035
Total Liabilities	2,477,332	2,482,845
Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized, 0 and 0 shares issued and outstanding, respectively	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized, 239,103,283 and 230,838,006 shares issued and outstanding, including 383,609 and 360,561 unvested restricted common share awards, respectively	2,391	2,308
Additional paid-in capital	4,022,309	3,868,006
Accumulated other comprehensive income	9,095	26,065
Accumulated deficit	(548,319)	(454,104)
Total stockholders’ equity	3,485,476	3,442,275
Noncontrolling interests	129,784	132,799
Total Equity	3,615,260	3,575,074
Total Liabilities and Equity	$6,092,592	$6,057,919

The accompanying notes are an integral part of these condensed consolidated financial statements.

Independence Realty Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited and dollars in thousands, except share and per share data)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
REVENUE:
Rental and other property revenue	$166,888	$159,860	$489,684	$478,296
Other revenue	250	275	885	776
Total revenue	167,138	160,135	490,569	479,072
EXPENSES:
Property operating expenses	61,699	60,538	181,897	181,393
Property management expenses	7,891	7,379	23,433	22,544
General and administrative expenses	4,905	4,765	19,293	19,389
Depreciation and amortization expense	61,735	55,261	180,256	163,112
Casualty losses	419	1,249	559	4,015
Total expenses	136,649	129,192	405,438	390,453
Interest expense	(20,455)	(18,308)	(58,575)	(56,371)
(Loss on impairment) gain on sale of real estate assets, net	(12,841)	688	(11,344)	11,066
(Loss) gain on extinguishment of debt	—	—	(67)	203
Other loss	(12)	—	(115)	(1)
Income (loss) from investments in unconsolidated real estate entities	9,814	(703)	8,663	(2,382)
Net income:	6,995	12,620	23,693	41,134
Income allocated to noncontrolling interest	(102)	(255)	(401)	(840)
Net income allocable to common shares	$6,893	$12,365	$23,292	$40,294
Earnings per share:
Basic	$0.03	$0.05	$0.10	$0.18
Diluted	$0.03	$0.05	$0.10	$0.18
Weighted-average shares:
Basic	233,634,546	224,820,656	232,628,917	224,747,327
Diluted	234,283,170	226,058,400	233,403,810	225,530,265

The accompanying notes are an integral part of these condensed consolidated financial statements.

Independence Realty Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited and dollars in thousands)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net income	$6,995	$12,620	$23,693	$41,134
Other comprehensive (loss) income:
Change in fair value of interest rate hedges	461	(15,871)	(7,220)	3,657
Realized gains on interest rate hedges reclassified to earnings	(3,484)	(5,216)	(10,195)	(15,645)
Total other comprehensive loss	(3,023)	(21,087)	(17,415)	(11,988)
Comprehensive income (loss) before allocation to noncontrolling interests	3,972	(8,467)	6,278	29,146
Allocation to noncontrolling interests	(22)	287	44	(530)
Comprehensive income (loss)	$3,950	$(8,180)	$6,322	$28,616

The accompanying notes are an integral part of these condensed consolidated financial statements.

Independence Realty Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Equity

(Unaudited and dollars in thousands, except share and per share data)

				Accumulated	Retained
		Par Value	Additional	Other	Earnings	Total
	Common	Common	Paid In	Comprehensive	(Accumulated	Stockholders’	Noncontrolling	Total
	Shares	Shares	Capital	Income (Loss)	Deficit)	Equity	Interests	Equity
Balance, December 31, 2024	230,838,006	$2,308	$3,868,006	$26,065	$(454,104)	$3,442,275	$132,799	$3,575,074
Net income	—	—	—	—	8,354	8,354	172	8,526
Common dividends declared ($0.16 per share)	—	—	—	—	(37,223)	(37,223)	—	(37,223)
Other comprehensive loss	—	—	—	(8,757)	—	(8,757)	(231)	(8,988)
Stock compensation	321,828	3	4,048	—	—	4,051	—	4,051
Repurchase of shares related to equity award tax withholding	(46,654)	—	(3,322)	—	—	(3,322)	—	(3,322)
Issuance of common shares, net	2,650,000	26	49,986	—	—	50,012	—	50,012
Distribution to noncontrolling interest declared ($0.16 per share)	—	—	—	—	—	—	(951)	(951)
Balance, March 31, 2025	233,763,180	$2,337	$3,918,718	$17,308	$(482,973)	$3,455,390	$131,789	$3,587,179
Net income	—	—	—	—	8,046	8,046	126	8,172
Common dividends declared ($0.17 per share)	—	—	—	—	(39,696)	(39,696)	—	(39,696)
Other comprehensive loss	—	—	—	(5,270)	—	(5,270)	(134)	(5,404)
Stock compensation	51,238	1	1,946	—	—	1,947	—	1,947
Repurchase of shares related to equity award tax withholding	(4,595)	—	(98)	—	—	(98)	—	(98)
Issuance of common shares, net	—	—	(130)	—	—	(130)	—	(130)
Distribution to noncontrolling interest declared ($0.17 per share)	—	—	—	—	—	—	(1,010)	(1,010)
Balance, June 30, 2025	233,809,823	$2,338	$3,920,436	$12,038	$(514,623)	$3,420,189	$130,771	$3,550,960
Net income	—	—	—	—	6,893	6,893	102	6,995
Common dividends declared ($0.17 per share)	—	—	—	—	(40,589)	(40,589)	—	(40,589)
Other comprehensive loss	—	—	—	(2,943)	—	(2,943)	(80)	(3,023)
Stock compensation	(4,927)	—	1,125	—	—	1,125	—	1,125
Repurchase of shares related to equity award tax withholding	(1,613)	—	(28)	—	—	(28)	—	(28)
Issuance of common shares, net	5,300,000	53	100,776	—	—	100,829	—	100,829
Distribution to noncontrolling interest declared ($0.17 per share)	—	—	—	—	—	—	(1,009)	(1,009)
Balance, September 30, 2025	239,103,283	$2,391	$4,022,309	$9,095	$(548,319)	$3,485,476	$129,784	$3,615,260

Independence Realty Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Equity

(Unaudited and dollars in thousands, except share and per share data)

				Accumulated	Retained
		Par Value	Additional	Other	Earnings	Total
	Common	Common	Paid In	Comprehensive	(Accumulated	Stockholders’	Noncontrolling	Total
	Shares	Shares	Capital	Income (Loss)	Deficit)	Equity	Interests	Equity
Balance, December 31, 2023	224,706,731	$2,247	$3,751,942	$25,513	$(348,405)	$3,431,297	$135,897	$3,567,194
Net income	—	—	—	—	17,577	17,577	384	17,961
Common dividends declared ($0.16 per share)	—	—	—	—	(36,187)	(36,187)	—	(36,187)
Other comprehensive income	—	—	—	8,988	—	8,988	236	9,224
Stock compensation	391,667	4	3,456	—	—	3,460	—	3,460
Repurchase of shares related to equity award tax withholding	(32,930)	—	(1,598)	—	—	(1,598)	—	(1,598)
Conversion of noncontrolling interest to common shares	4,928	—	33	—	—	33	(33)	—
Distribution to noncontrolling interest declared ($0.16 per unit)	—	—	—	—	—	—	(951)	(951)
Balance, March 31, 2024	225,070,396	$2,251	$3,753,833	$34,501	$(367,015)	$3,423,570	$135,533	$3,559,103
Net income	—	—	—	—	10,354	10,354	201	10,555
Common dividends declared ($0.16 per share)	—	—	—	—	(35,966)	(35,966)	—	(35,966)
Other comprehensive loss	—	—	—	(121)	—	(121)	(3)	(124)
Stock compensation	56,560	—	1,940	—	—	1,940	—	1,940
Repurchase of shares related to equity award tax withholding	(4,721)	—	(945)	—	—	(945)	—	(945)
Issuance of common shares, net	—	—	(72)	—	—	(72)	—	(72)
Distribution to noncontrolling interest declared ($0.16 per unit)	—	—	—	—	—	—	(951)	(951)
Balance, June 30, 2024	225,122,235	$2,251	$3,754,756	$34,380	$(392,627)	$3,398,760	$134,780	$3,533,540
Net income	—	—	—	—	12,365	12,365	255	12,620
Common dividends declared ($0.16 per share)	—	—	—	—	(35,961)	(35,961)	—	(35,961)
Other comprehensive loss	—	—	—	(20,545)	—	(20,545)	(542)	(21,087)
Stock compensation	(27,600)	(1)	959	—	—	958	—	958
Repurchase of shares related to equity award tax withholding	(1,545)	—	(29)	—	—	(29)	—	(29)
Issuance of common shares, net	—	—	(375)	—	—	(375)	—	(375)
Distributions to noncontrolling interest declared ($0.16 per unit)	—	—	—	—	—	—	(951)	(951)
Balance, September 30, 2024	225,093,090	$2,250	$3,755,311	$13,835	$(416,223)	$3,355,173	$133,542	$3,488,715

The accompanying notes are an integral part of these condensed consolidated financial statements.

Independence Realty Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited and dollars in thousands)

	For the Nine Months Ended
	September 30,
	2025	2024
Cash flows from operating activities:
Net income	$23,693	$41,134
Adjustments to reconcile net income to cash flow from operating activities:
Depreciation and amortization	180,256	163,112
Accretion of loan discounts and premiums, net	(6,015)	(6,918)
Amortization of deferred financing costs, net	2,727	2,070
Stock compensation expense	6,826	6,128
Loss on impairment (gain on sale) of real estate assets, net	11,344	(11,066)
Loss (gain) on extinguishment of debt	67	(203)
Amortization related to derivative instruments	750	907
Non-cash casualty losses	537	3,299
Equity in (income) loss from investments in unconsolidated real estate entities	(8,663)	2,382
Other non-cash loss	103	1
Changes in assets and liabilities:
Other assets	(9,910)	(10,753)
Accounts payable and accrued expenses	19,275	8,404
Accrued interest payable	1,635	(1,059)
Other liabilities	(666)	(1,119)
Cash flow provided by operating activities	221,959	196,319
Cash flows from investing activities:
Acquisition of real estate properties	(152,748)	(81,220)
Investments in unconsolidated real estate entities	(24,412)	(8,881)
Return of investment in unconsolidated real estate entities	31,085	150
Proceeds from dispositions of real estate properties, net	109,204	390,817
Capital expenditures	(101,373)	(92,057)
Real estate development expenditures	(16,270)	(41,894)
Proceeds from insurance claims	1,539	4,028
Cash flow (used in) provided by investing activities	(152,975)	170,943
Cash flows from financing activities:
Proceeds (costs) from issuance of common stock, net	150,713	(447)
Proceeds from unsecured revolver	398,416	239,000
Unsecured revolver and secured credit facility repayments	(386,845)	(282,652)
Mortgage principal repayments and payoffs	(97,406)	(211,064)
Payment for deferred financing costs	(6,223)	(437)
Distributions on common stock	(113,801)	(108,064)
Distributions to noncontrolling interests	(2,912)	(2,852)
Payment for debt extinguishment	—	(663)
Repurchase of shares related to equity award tax withholding	(3,449)	(2,572)
Cash flow used in financing activities	(61,507)	(369,751)
Net change in cash and cash equivalents, and restricted cash	7,477	(2,489)
Cash and cash equivalents, and restricted cash, beginning of period	43,452	50,732
Cash and cash equivalents, and restricted cash, end of the period	$50,929	$48,243
Reconciliation of cash, cash equivalents, and restricted cash to the Condensed Consolidated Balance Sheets
Cash and cash equivalents	$23,290	$17,611
Restricted cash	27,639	30,632
Total cash, cash equivalents, and restricted cash, end of period	$50,929	$48,243

The accompanying notes are an integral part of these condensed consolidated financial statements.

Independence Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
September 30, 2025
(Unaudited and dollars in thousands, except share and per share data)

NOTE 1: Organization

Independence Realty Trust, Inc. (“IRT”), is a self-administered and self-managed Maryland real estate investment trust (“REIT”) which was formed on March 26, 2009. We are primarily engaged in the ownership, operation, management, improvement, and acquisition of multifamily apartment communities in non-gateway markets. As of September 30, 2025, we owned and operated 115 multifamily apartment properties (including one owned through a consolidated joint venture) that contain an aggregate of 33,818 units across non-gateway U.S. markets, including Atlanta, Columbus, Dallas, Denver, Houston, Indianapolis, Nashville, Oklahoma City, Raleigh-Durham, and Tampa. In addition, as of September 30, 2025, we owned one investment in real estate under development in Denver, Colorado that will, upon completion, contain 296 units. As of September 30, 2025, we also owned interests in four unconsolidated joint ventures, three of which own and operate multifamily apartment communities that contain an aggregate of 862 units and one of which is developing a multifamily apartment community that will, upon completion, contain 324 units. We own all of our assets and conduct substantially all of our operations through Independence Realty Operating Partnership, LP, a Delaware limited partnership (“IROP”), of which we are the sole general partner.

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

e. Restricted Cash

Restricted cash includes escrows of our funds held by lenders to fund certain expenditures, such as real estate taxes and insurance, or to be released at our discretion upon the occurrence of certain pre-specified events. As of September 30, 2025 and December 31, 2024, we had $27,639 and $22,224, respectively, of restricted cash.

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
September 30, 2025
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

The aggregate value of in-place leases is determined by evaluating various factors, including the terms of the leases that are in place and assumed lease-up periods. The value assigned to these intangible assets is amortized over the assumed lease up period, typically nine months. During the three and nine months ended September 30, 2025, we acquired in-place leases with a value of $6,227 and $8,056, respectively, related to our acquisitions that are discussed further in Note 3 “Investments in Real Estate”. During the three and nine months ended September 30, 2024, we acquired in-place leases with a value of $1,584. During the three and nine months ended September 30, 2025, we recorded $2,419 and $6,248, respectively, of amortization for intangible assets. During the three and nine months ended September 30, 2024, we recorded $426 and $492, respectively, of amortization for intangible assets. For the nine months ended September 30, 2025 and 2024, we wrote-off fully amortized intangible assets of $4,949 and $398, respectively. As of September 30, 2025, we expect to record additional amortization expense on current in-place intangible assets of $2,685 for the remainder of 2025.

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

We review our long-lived assets on an ongoing basis and evaluate the recoverability of the carrying value when there is an indicator of impairment. An impairment charge is recognized when it is determined that the carrying value of the asset exceeds the fair value. The estimated cash flows and estimated fair value used in the impairment analysis are determined based on our plans for the respective assets, including the expected hold period, and our assessment of market and economic conditions. The estimates consider matters such as current and historical rental rates and collection levels, occupancies for the respective and/or comparable properties, and recent sales data for comparable properties. Changes in our plans or views of market and economic conditions may result in adjustments to estimated future cash flows, which could lead to recognition of impairment losses. These losses, as guided by the applicable accounting standards, could be significant. For the nine months ended September 30, 2025 and 2024 we recorded impairment charges of $12,841 and $15,107, respectively, on account of real estate classified as held for sale and sold properties.

Depreciation Expense

Depreciation expense for real estate assets is computed using a straight-line method based on a life of 40 years for buildings and improvements and five to ten years for furniture, fixtures, and equipment. For the three and nine months ended September 30, 2025, we recorded $58,863 and $172,713 of depreciation expense, respectively. For the three and nine months ended September 30, 2024, we recorded $54,453 and $161,533 of depreciation expense, respectively. During the three and nine months ended September 30, 2025, we wrote-off fully depreciated fixed assets of $7,543 and $23,631, respectively. During the three and nine months ended September 30, 2024, we wrote-off fully depreciated fixed assets of $6,893 and $22,496, respectively.

Casualty Related Costs

Occasionally, we incur losses at our communities from wind storms, floods, fires and similar hazards. In these cases, we estimate the carrying value of the damaged property and record a casualty loss for the difference between the estimated carrying value and the insurance proceeds, if any. Any amount of insurance recovery in excess of the amount of the losses incurred is considered a gain contingency and is recorded in casualty losses (gains), net when the proceeds are received. During the three and nine months ended September 30, 2025, we recorded $419 and $559 of net casualty losses, respectively. During the three and nine months ended September 30, 2024, we recorded $1,249 and $4,015 of net casualty losses, respectively.

g. Investments in Real Estate Under Development

We capitalize direct and indirect project costs incurred during the development period such as construction, insurance, architectural, legal, interest costs, and real estate taxes. At such time as the development is considered substantially complete, the capitalization of certain indirect costs such as real estate taxes, interest costs, and all project-related costs in real estate under development are reclassified to investments in real estate. For the three and nine months ended September 30, 2025, we recorded $1,305 and $4,451, respectively, of capitalized interest expense on our investments in real estate under development. For the three and nine months ended September 30, 2024, we recorded $1,868 and $5,209, respectively, of capitalized interest expense on our investments in real estate under development.

As of September 30, 2025 and December 31, 2024, the carrying value of our investment in real estate under development in Denver, Colorado totaled $65,628 and $116,861 respectively, net of $61,147 and $0 placed in service, respectively, and was recorded as a separate line item in our condensed consolidated balance sheets.

Independence Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
September 30, 2025
(Unaudited and dollars in thousands, except share and per share data)

h. Investments in Unconsolidated Real Estate Entities

We have entered into joint ventures with unrelated third parties to acquire, develop, own, operate, and manage real estate assets. Our joint ventures are funded with a combination of debt and equity. We will consolidate entities that we control as well as any variable interest entity ("VIE") where we are the primary beneficiary. Under the VIE model, we consolidate an entity when we have the ability to direct the activities of the VIE and the obligations to absorb losses or the right to receive benefits that could potentially be significant to the VIE. Under the voting model, we consolidate an entity when we control the entity through ownership of a majority voting interest. We separately analyzed the initial accounting for each of our investments in unconsolidated real estate entities and concluded that each investment is a voting interest entity. Our equity interest varies for each of our investments in unconsolidated real estate entities between 50% and 90% but, in each case, we share control of the major decisions that most significantly impact the joint ventures with our partners. Since we do not control the joint venture through our ownership interest, they are accounted for under the equity method of accounting, and are included in investments in unconsolidated real estate entities on our condensed consolidated balance sheets. Under the equity method of accounting, the investments are carried at cost plus our share of net earnings or losses. For the three and nine months ended September 30, 2025, we recorded $993 and $2,961, respectively, of capitalized interest expense on our investments in unconsolidated real estate entities in our condensed consolidated balance sheets. For the three and nine months ended September 30, 2024, we recorded $1,155 and $3,617, respectively, of capitalized interest expense on our investments in unconsolidated real estate entities in our condensed consolidated balance sheets.

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
September 30, 2025
(Unaudited and dollars in thousands, except share and per share data)

FASB ASC Topic 825, “Financial Instruments” requires disclosure of the fair value of financial instruments for which it is practicable to estimate that value. Given that cash and cash equivalents and restricted cash are short term in nature with limited fair value volatility, the carrying amount is deemed to be a reasonable approximation of fair value and the fair value input is classified as a Level 1 fair value measurement. The fair value input for derivatives is classified as a Level 2 fair value measurement within the fair value hierarchy. The fair value of our unsecured revolver, term loans, and mortgage indebtedness is based on a discounted cash flows valuation technique. As this technique utilizes current credit spreads, which are generally unobservable, this is classified as a Level 3 fair value measurement within the fair value hierarchy. We determine appropriate credit spreads based on the type of debt and its maturity. There were no transfers between levels in the fair value hierarchy for the nine months ended September 30, 2025. The following table summarizes the carrying amount and the fair value of our financial instruments as of the periods indicated:

	As of September 30, 2025		As of December 31, 2024
	Carrying	Estimated	Carrying	Estimated
Financial Instrument	Amount	Fair Value	Amount	Fair Value
Assets
Cash and cash equivalents	$23,290	$23,290	$21,228	$21,228
Restricted cash	27,639	27,639	22,224	22,224
Derivative assets	11,873	11,873	29,300	29,300

Liabilities
Debt:
Unsecured revolver	201,995	208,389	193,952	194,249
Unsecured term loans	598,685	602,759	598,169	599,375
Secured credit facilities	596,544	570,359	600,768	554,238
Mortgages	750,405	719,024	792,306	733,050
Unsecured notes	148,573	150,266	148,488	150,343
Derivative liabilities	737	737	—	—

In addition to assets and liabilities that are recorded at fair value on a recurring basis, we record assets and liabilities at fair value on a nonrecurring basis as required by U.S. GAAP. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges. As discussed further in Note 3 “Investments in Real Estate”, we recognized an impairment charge of $12,841 during the nine months ended September 30, 2025 for a property that was held for sale as of September 30, 2025. The impairment charge was determined by comparing the fair value of the property to the property's carrying value. The fair value was determined to be a Level 3 fair value measurement within the fair value hierarchy based on unobservable inputs through a direct capitalization valuation. Significant assumptions included a range of capitalization rates between 5.5% - 6.0% reflecting the current economic conditions. Our projections were based on current market conditions and internal assumptions, which could be impacted by future changes in the market.

l. Deferred Financing Costs

Costs incurred in connection with debt financing are deferred and classified within indebtedness and charged to interest expense over the terms of the related debt agreements, under the effective interest method.

m. Office Leases

In accordance with FASB ASC Topic 842, “Leases”, lessees are required to recognize a right-of-use asset and a lease liability on the balance sheet at the lease commencement date for all leases, except those leases with terms of less than a year. We lease corporate office space under leases with terms of up to 10 years and that may include extension options, but that do not include any residual value guarantees or restrictive covenants. As of September 30, 2025 and December 31, 2024, we had $2,924 and $1,877, respectively, of operating lease right-of-use assets and $3,228 and $2,123, respectively, of operating lease liabilities related to our corporate office leases. The operating lease right-of-use assets are presented within other assets and the operating lease liabilities are presented within other liabilities in our condensed consolidated balance sheets. During the three and nine months ended September 30, 2025, we recorded $185 and $422, respectively, of total operating lease expense which is recorded within property management expense and general and administrative expenses in our condensed consolidated statements of operations. During the three and nine months ended September 30, 2024, we recorded $128 and $537, respectively, of total operating lease expense which is recorded within property management expense and general and administrative expenses in our condensed consolidated statements of operations.

n. Income Taxes

We have elected to be taxed as a REIT. Accordingly, we recorded no income tax expense for the three and nine months ended September 30, 2025 and 2024.

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
September 30, 2025
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

In March 2024, the SEC issued rules on the enhancement and standardization of climate-related disclosures. The rules, require disclosure of material climate-related risks; activities to mitigate or adapt to such risks; governance and management of such risks; and material greenhouse gas emissions from operations owned or controlled and or indirect emissions from purchased energy consumed in operations. Additionally, the rules require disclosure in the notes to the financial statements of the effects of severe weather events and other natural conditions, subject to certain materiality thresholds. The rules were scheduled to become effective for the Company beginning with the year ended December 31, 2025. However, the SEC has voluntarily stayed the rules and ended its defense of the rules in response to pending legal challenges. The Company continues to monitor the status of these rules and is evaluating the effect that the rules will have on its financial statement disclosures if the rules were to ultimately be implemented.

NOTE 3: Investments in Real Estate

As of September 30, 2025, our investments in real estate consisted of 115 operating apartment properties, including one owned through a consolidated joint venture, that contain an aggregate of 33,818 units. The following table summarizes our investments in real estate except for three properties that we classified as held for sale as of September 30, 2025:

	As of September 30, 2025	As of December 31, 2024	Depreciable Lives (In years)
Land	$573,030	$564,966	—
Building	5,441,520	5,323,105	40
Furniture, fixtures and equipment	556,611	475,865	5 - 10
Total investments in real estate	$6,571,161	$6,363,936
Accumulated depreciation	(861,370)	(740,957)
Investments in real estate, net	$5,709,791	$5,622,979

The following table summarizes our properties held for sale as of  September 30, 2025.

Property	Market	Units	Carrying Value
Bella Terra at City Center (1)	Denver, CO	304	$48,608
Jamestown at St. Matthews	Louisville, KY	356	31,576
Stonebridge Crossing	Memphis, TN	500	26,998
		1,160	$107,182

             (1) During the three months ended September 30, 2025, we recognized a loss on impairment on this property of $12,841.

Acquisitions

The following table summarizes our acquisitions for the nine months ended September 30, 2025:

Property	Date Acquired	Market	Units	Purchase Price
Autumn Breeze	2/27/2025	Indianapolis, IN	280	$59,500
3030 at Apopka	7/31/2025	Orlando, FL	240	60,250
M2 at Millenia 700	8/14/2025	Orlando, FL	403	94,750
Total				$214,500

The following table summarizes the relative fair value of the assets and liabilities associated with acquisitions during the nine months ended September 30, 2025, on the date of acquisition accounted for under FASB ASC Topic 805-50-15-3.

Fair Value of Assets and Liabilities Acquired During the
Nine Months Ended
September 30, 2025
Assets acquired:
Investments in real estate	$207,345
Other assets	281
Intangible assets	8,056
Total assets acquired	215,682
Liabilities assumed:
Debt	59,897
Accounts payable and accrued expenses	2,423
Other liabilities	614
Total liabilities assumed	62,934
Estimated fair value of net assets acquired	$152,748

Independence Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
September 30, 2025
(Unaudited and dollars in thousands, except share and per share data)

Dispositions

The following table summarizes our dispositions for the nine months ended September 30, 2025:

Property	Market	Units	Sale Date	Sale Price	Gain on Sale
Ridge Crossings (1)	Birmingham, AL	720	2/14/2025	$111,000	$1,496

(1)	During the three months ended December 31, 2024, we recognized a loss on impairment on this property of $20,928.

NOTE 4: Investments in Unconsolidated Real Estate

As of September 30, 2025, our investments in unconsolidated real estate entities had aggregate land, building, and capitalized construction in progress costs of $279,882 and aggregate construction debt of $171,904. We do not guarantee any debt, capital payout or other obligations associated with these entities. We recognize earnings or losses from our investments in unconsolidated real estate entities consisting of our proportionate share of the net earnings or losses of the joint ventures. We recognized income (losses) of $9,814 and $8,663 from equity method investments during the three and nine months ended September 30, 2025, respectively, and ($703) and ($2,382), respectively, during the three and nine months ended September 30, 2024. The income (losses) were recorded in income (loss) from investments in unconsolidated real estate entities in our condensed consolidated statements of operations.

The following table summarizes our investments in unconsolidated real estate entities as of September 30, 2025 and December 31, 2024:

				Carrying Value As Of
Investments in Unconsolidated Real Estate Entities	Location	Units (1)	IRT Ownership Interest	September 30, 2025	December 31, 2024
Metropolis at Innsbrook (2)	Richmond, VA	402	84.8%	$—	$21,163
Views of Music City II (3)	Nashville, TN	209	50.0%	5,912	5,905
Lakeline Station (4)	Austin, TX	378	90.0%	40,983	36,106
The Mustang (5)	Dallas, TX	275	85.0%	31,038	28,801
Nexton Pine Hollow	Charleston, SC	324	90.0%	16,032	—
Total		1,588		$93,965	$91,975

(1)	Represents the total number of units after development is complete and each property is placed in service.
(2)

The Metropolis at Innsbrook is an operating property that was sold on July 21, 2025. We had an 84.8% ownership interest in this property at the time of sale. We received $31,085 in proceeds from the sale, comprised of a return of our initial investment of $24,501 and equity proceeds of $6,584. We recognized a gain of  $10,389 from this sale during the three months ended September 30, 2025.

(3)

Views of Music City II is an operating property. On October 9, 2025, our joint venture partner redeemed our investment in this property, comprised of a return of our initial capital of $5,912 and a preferred return of $3,248. We recognized the preferred return of $3,248 in income (loss) from investments in unconsolidated real estate entities in our condensed consolidated statements of operations in October 2025. Under the terms of our joint venture agreement, we are entitled to the right of first refusal on the sale of the property.

(4)	Lakeline Station is an operating property consisting of 378 units. We have an open-ended call option that gives us the right to buy the property.
(5)	The Mustang is an operating property consisting of 275 total units. We have an open-ended call option that gives us the right to buy the property.

Subsequent Investment in Unconsolidated Real Estate Entity

On October 8, 2025, we entered into a joint venture for the development of The Approach, a to-be-built multifamily apartment project comprised of 318 units just outside Indianapolis, Indiana. We have committed to invest an aggregate of $20,049 in this joint venture, and, as of October 8, 2025, had funded $1,711 on account of this commitment.

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

Independence Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
September 30, 2025
(Unaudited and dollars in thousands, except share and per share data)

The following tables contain summary information concerning our consolidated indebtedness, as of September 30, 2025:

Consolidated Debt:	Outstanding Principal	Unamortized Debt Issuance Costs	Unamortized Loan (Discount)/Premiums	Carrying Amount	Type	Weighted Average Contractual Rate (2)	Weighted Average Effective Rate (3)	Weighted Average Maturity (in years)
Unsecured revolver (1)	$206,892	$(4,897)	$—	$201,995	Floating	5.0%	4.8%	3.3
Unsecured term loans	600,000	(1,315)	—	598,685	Floating	5.0%	4.0%	1.8
Secured credit facilities	584,790	(1,635)	13,388	596,543	Fixed	4.2%	4.4%	3.2
Mortgages	742,890	(2,959)	10,475	750,406	Fixed	3.9%	4.0%	3.5
Unsecured notes	150,000	(1,427)	—	148,573	Fixed	5.4%	5.6%	7.5
Total Consolidated Debt	$2,284,572	$(12,233)	$23,863	$2,296,202		4.5%	4.3%	3.2

(1)	The unsecured revolver total capacity is $750,000, of which $206,892 was outstanding as of September 30, 2025.
(2)	Represents the weighted average of the contractual interest rates in effect as of September 30, 2025, without regard to any interest rate swaps or collars.
(3)

Represents the weighted average effective interest rates for the three months ended September 30, 2025, including the impact of interest rate swaps and collars, the amortization of hedging costs, and deferred financing costs, but excluding the impact of loan premium amortization, discount accretion, and interest capitalization.

The following table contains summary information concerning our consolidated indebtedness as of September 30, 2025:

	Scheduled maturities on our consolidated indebtedness outstanding as of September 30, 2025
Consolidated Debt:	2025	2026	2027	2028	2029	Thereafter
Unsecured revolver	$—	$—	$—	$—	$206,892	$—
Unsecured term loans	—	200,000	—	400,000	—	—
Secured credit facilities	2,234	9,111	10,081	453,938	2,669	106,757
Mortgages	4,138	125,917	11,281	126,018	416,034	59,502
Unsecured notes	—	—	—	—	—	150,000
Total	$6,372	$335,028	$21,362	$979,956	$625,595	$316,259

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

As of September 30, 2025, we were in compliance with all financial covenants contained in our consolidated indebtedness.

Independence Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
September 30, 2025
(Unaudited and dollars in thousands, except share and per share data)

NOTE 6: Derivative Financial Instruments

The following table summarizes the aggregate notional amounts and estimated net fair values of our derivative instruments as of September 30, 2025 and December 31, 2024:

	As of September 30, 2025			As of December 31, 2024
	Notional	Fair Value of Assets	Fair Value of Liabilities	Notional	Fair Value of Assets	Fair Value of Liabilities
Cash flow hedges:
Interest rate swaps	$600,000	$7,821	$690	$500,000	$20,328	$—
Interest rate collars	200,000	4,052	—	200,000	8,972	—
Forward interest rate swap	150,000	—	47	—	—	—
Total	$950,000	$11,873	$737	$700,000	$29,300	$—

Effective interest rate swaps and collars are reported in accumulated other comprehensive income, and the fair value of these hedge agreements is recorded as derivative assets or liabilities on the face of our condensed consolidated balance sheets.

For our interest rate swaps and collars that are considered highly effective hedges, we reclassified realized gains of $3,484 and $10,195 to earnings within interest expense for the three and nine months ended September 30, 2025, respectively, and we expect gains of $7,431 to be reclassified out of accumulated other comprehensive income to earnings over the next 12 months. For the three and nine months ended September 30, 2024, we reclassified realized gains of $5,216 and $15,645, respectively, to earnings within interest expense.

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

On August 6, 2025, we entered into a forward interest rate swap contract with a notional value of $150,000, a strike rate of 3.26% and a maturity date of June 17, 2030. The interest rate swap has an effective date of June 17, 2026. We designated this interest rate swap as a cash flow hedge at inception and determined that the hedge is highly effective in offsetting interest rate fluctuations associated with the identified indebtedness.

NOTE 7: Stockholders' Equity and Noncontrolling Interests

Stockholders’ Equity

On September 8, 2025, our board of directors declared a dividend of $0.17 per share on our common stock, which was paid on  October 24, 2025 to common stockholders of record as of September 30, 2025.

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

On March 31, 2025, we physically settled 2,650,000 of those shares at a weighted average price of $18.89 per share and we received proceeds of $50,059. On September 5, 2025, we amended the Forward Sale Agreements to extend the scheduled maturity date to December 31, 2025. On September 29, 2025, we physically settled 5,300,000 shares pursuant to the forward sale agreements at a weighted average price of $19.06 per share and we received proceeds of $101,003. All of the net proceeds were used to fund new acquisitions. As of September 30, 2025, 300,000 shares of our common stock remained to be settled under the Forward Sale Agreements with Citigroup, which if physically settled would provide additional proceeds to us of $5,667 based on the forward sale price as of September 30, 2025. We expect to physically settle the remaining Forward Sale Agreements and receive proceeds, subject to certain adjustments, from the sale of those shares upon one or more such physical settlements, no later than December 31, 2025, the extended scheduled maturity date of the Forward Sale Agreements. Although we expect to settle the remaining Forward Sale Agreements entirely by the physical delivery of shares of our common stock for cash proceeds, we may also elect to cash or net share settle all or a portion of our obligations under the Forward Sale Agreements, in which case, we may receive or owe cash or shares of our common stock from or to the Forward Seller. The Forward Sale Agreements provided for an initial forward sale price of $18.96 per share, subject to certain adjustments pursuant to the terms of each of the Forward Sale Agreements. The Forward Sale Agreements are subject to early termination or settlement under certain circumstances.

Independence Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
September 30, 2025
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

           During the three months ended March 31, 2025, we entered into forward sales transactions under our ATM Program for the forward sale of an aggregate of 2,681,600 shares of our common stock. The forward sales transactions had not settled as of September 30, 2025, and we had not received any net proceeds from these transactions as of September 30, 2025. Subject to our right to elect net share settlement, we expect to physically settle the forward sales transactions by the maturity date of March 31, 2026. Assuming the forward sales transactions are physically settled in full utilizing the current forward sales price of $20.90 per share, we expect to receive proceeds, net of sales commissions of approximately $56,040, subject to adjustment in accordance with the forward sales transactions. We intend to use substantially all of the net proceeds to fund potential acquisitions and other investment opportunities or for general corporate purposes, including the reduction of outstanding borrowings under our unsecured revolver.

We evaluated the accounting for forward sale agreements under FASB ASC Topic 480 “Distinguishing Liabilities from Equity” and FASB ASC Topic 815 “Derivatives and Hedging”. As the Forward Sale Agreements are considered indexed to our own equity and since they meet the equity classification conditions in ASC 815, the Forward Sale Agreements have been classified as equity.

Stock Repurchase Program

On May 18, 2022, our board of directors authorized a common stock repurchase program (the "Stock Repurchase Program") covering up to $250,000 in shares of our common stock. Under the Stock Repurchase Program, we, in our discretion, may purchase our shares from time to time in the open market or in privately negotiated transactions. The amount and timing of the purchases will depend on a number of factors, including the price and availability of our shares, trading volumes and general market conditions. The Stock Repurchase Program has no time limit and may be suspended or discontinued at any time. During the three and nine months ended September 30, 2025, and 2024, we had no repurchases of shares under the Stock Repurchase Program. As of September 30, 2025, we had $250,000 in shares of our common stock remaining authorized for purchase under the Stock Repurchase Program.

Noncontrolling Interest

During the nine months ended September 30, 2025, no holders of IROP units exchanged units for shares of our common stock. As of September 30, 2025, 5,941,643 IROP units held by unaffiliated third parties remain outstanding.

On September 8, 2025, our board of directors declared a dividend of $0.17 per IROP unit, which was paid on October 24, 2025 to IROP unit holders of record as of September 30, 2025.

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

	2025
	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Balance, January 1,	509,895	$16.73
Granted	331,864	19.49
Vested	(247,524)	17.53
Forfeited	(53,894)	17.86
Balance, September 30,(1)	540,341	$17.94

(1)	The outstanding award balances above include 156,732 and 149,334 RSUs as of September 30, 2025 and December 31, 2024, respectively.

Independence Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
September 30, 2025
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

During the nine months ended September 30, 2025 and 2024, a portion of the RSUs and PSUs granted were issued to employees who are retirement eligible. The fact that the grantees are retirement eligible resulted in immediate recognition of the associated stock-based compensation expense totaling $2,826 and $2,525, respectively.

NOTE 9: Earnings Per Share

The following table presents a reconciliation of basic and diluted earnings per share for the three and nine months ended September 30, 2025 and 2024:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net income	$6,995	$12,620	$23,693	$41,134
Income allocated to noncontrolling interest	(102)	(255)	(401)	(840)
Income allocable to common shares	$6,893	$12,365	$23,292	$40,294
Weighted-average shares outstanding—Basic	233,634,546	224,820,656	232,628,917	224,747,327
Weighted-average shares outstanding—Diluted	234,283,170	226,058,400	233,403,810	225,530,265
Earnings per share—Basic	$0.03	$0.05	$0.10	$0.18
Earnings per share—Diluted	$0.03	$0.05	$0.10	$0.18

Certain IROP units and shares deliverable under the Forward Sale Agreements were excluded from the earnings per share computation because their effect would have been anti-dilutive, totaling 8,923,243 for each of the three and nine months ended September 30, 2025. Certain IROP units and RSUs were excluded from the earnings per share computation because their effect would have been anti-dilutive, totaling 5,941,643 for the three months ended September 30, 2024. Certain shares of our common stock deliverable under the Forward Sale Agreements, IROP units, and RSUs were excluded from the earnings per share computation because their effect would have been anti-dilutive, totaling 18,949,573 for the nine months ended September 30, 2024.

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
September 30, 2025
(Unaudited and dollars in thousands, except share and per share data)

The following table details NOI for our two reportable segments for the three and nine months ended September 30, 2025 and 2024, and reconciles NOI to net income (loss) on the condensed consolidated statements of operations. The segments are classified as same-store or non same-store based on the individual property’s status as of September 30, 2025.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue:
Same store rental and other property revenue	$150,573	$148,430	$445,542	$438,359
Non-same store rental and other property revenue	16,315	11,430	44,142	39,937
Total reportable segments revenue	166,888	159,860	489,684	478,296
Operating Expenses:
Same store
Real estate taxes	16,280	16,129	52,274	52,294
Property insurance	3,107	3,713	10,203	11,455
Personnel expenses	12,954	12,739	36,341	36,493
Utilities	7,635	7,607	22,155	21,529
Repairs and maintenance	5,393	6,023	15,238	16,632
Contract services	5,788	5,616	17,113	16,136
Advertising expenses	2,455	2,226	6,842	5,753
Other property operating expenses (1)	1,571	1,537	4,755	4,717
Total same store operating expenses	55,183	55,590	164,921	165,009
Non-same store
Total non-same store operating expenses	6,516	4,948	16,976	16,384
Total reportable segments operating expenses	61,699	60,538	181,897	181,393
Net Operating Income:
Same store NOI	95,390	92,840	280,621	273,350
Non-same store NOI	9,799	6,482	27,166	23,553
Total reportable segments NOI	105,189	99,322	307,787	296,903
Adjustments:
Other revenue	250	275	885	776
Property management expenses	(7,891)	(7,379)	(23,433)	(22,544)
General and administrative expenses	(4,905)	(4,765)	(19,293)	(19,389)
Depreciation and amortization	(61,735)	(55,261)	(180,256)	(163,112)
Casualty losses	(419)	(1,249)	(559)	(4,015)
Interest expense	(20,455)	(18,308)	(58,575)	(56,371)
(Loss on impairment) gain on sale of real estate assets, net	(12,841)	688	(11,344)	11,066
(Loss) gain on extinguishment of debt	—	—	(67)	203
Other loss	(12)	—	(115)	(1)
Income (loss) from investments in unconsolidated real estate entities	9,814	(703)	8,663	(2,382)
Net income	$6,995	$12,620	$23,693	$41,134

(1)	Other property operating expenses includes property office, administrative and legal costs.

NOTE 11: Other Disclosures

Litigation

We are subject to various legal proceedings and claims that arise in the ordinary course of our business operations. Matters which arise out of allegations of bodily injury, property damage, employment practices and professional liability are generally covered by insurance. While the resolution of these matters cannot be predicted with certainty, we currently believe the final outcome of such matters will not have a material adverse effect on our financial position, results of operations or cash flows.

Starting around November 2022, putative class action representatives began filing complaints in various United States District Courts across the country naming as defendants RealPage, Inc. (“RealPage”), a seller of revenue management products, and approximately 50 defendants who own and/or manage multifamily residential rental housing, alleging that the defendants conspired to fix, raise, maintain, and stabilize rent prices in violation of Section 1 of the Sherman Act. Some of the complaints, including one filed on November 14, 2022, in the U.S. District Court for the Northern District of Illinois, named us as one of the defendants, and others did not. Discovery is ongoing. It is not possible for the Company to estimate the amount of loss, if any, which may be associated with an adverse decision in this matter. We deny all allegations of wrongdoing and intend to defend against these claims vigorously. See Part II, Item 1, Legal Proceedings, for additional information regarding our legal proceedings.

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

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act. Such forward-looking statements include, but are not limited to, our planned use of remaining proceeds from our sales of common stock on a forward basis, our expectations with respect to our new joint venture, our expectations with respect to the three properties which are classified as held for sale, the assumptions underlying the determination of the fair value of our impairment charge for our property held for sale as of September 30, 2025, and our expectations with respect to future acquisitions and dispositions. All statements in this Quarterly Report on Form 10-Q that address financial and operating performance, events or developments that we expect or anticipate will occur or be achieved in the future are forward-looking statements.

Our forward-looking statements are not guarantees of future performance and involve estimates, projections, forecasts and assumptions, including as to matters that are not within our control, and are subject to risks and uncertainties including, without limitation, risks and uncertainties related to changes in market demand for rental apartment homes and pricing pressures, including from competitors, that could lead to declines in occupancy and rent levels, uncertainty and volatility in capital and credit markets, including changes that reduce availability, and increase costs, of capital, unexpected changes in our intention or ability to repay certain debt prior to maturity, increased costs on account of inflation, increased competition in the labor market, and our planned use of remaining proceeds from our sales of common stock on a forward basis, inability to sell certain assets, including those assets designated as held for sale, within the time frames or at the pricing levels expected, failure to achieve expected benefits from the redeployment of proceeds from asset sales, inability or failure to achieve anticipated benefits from future acquisitions and dispositions, delays in completing, and cost overruns incurred in connection with, our value add initiatives and failure to achieve rent increases and occupancy levels on account of the value add initiatives, unexpected impairments or impairments in excess of our estimates, increased regulations generally and specifically on the rental housing market, including legislation that may regulate rents and fees or delay or limit our ability to evict non-paying residents, risks endemic to real estate and the real estate industry generally, the impact of potential outbreaks of infectious diseases and measures intended to prevent the spread or address the effects thereof, economic conditions, including inflation and recessionary conditions and their related impacts on the real estate industry, U.S. and global trade policies and tensions, including changes in, or the imposition of, tariffs and/or trade barriers and the economic impacts, volatility and uncertainty resulting therefrom, the impacts from the U.S. government shutdown, the effects of natural and other disasters, unknown or unexpected liabilities, including the cost of legal proceedings, costs and disruptions as the result of a cybersecurity incident or other technology disruption, including but not limited to a third party's unauthorized access to our data or the data of our residents, unexpected capital needs, inability to obtain appropriate insurance coverages at reasonable rates, or at all, or losses from catastrophes in excess of our insurance coverages, and share price fluctuations. Please refer to the documents filed by us with the SEC, including specifically the “Risk Factors” sections of our Annual Report on Form 10-K for the year ended December 31, 2024 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, and our other filings with the SEC, which identify additional factors that could cause actual results to differ from those contained in forward-looking statements.

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

Overview

Our Company

We are a self-administered and self-managed Maryland corporation that has elected to be taxed as a real estate investment trust (“REIT”). We are primarily engaged in the ownership, operation, management, improvement, and acquisition of multifamily apartment communities in non-gateway markets. As of September 30, 2025, we owned and operated 115 multifamily apartment properties (including one owned through a consolidated joint venture) that contain an aggregate of 33,818 units. Our properties are located in Alabama, Colorado, Florida, Georgia, Indiana, Kentucky, North Carolina, Ohio, Oklahoma, South Carolina, Tennessee and Texas. In addition, as of September 30, 2025, we owned and consolidated one investment in real estate under development in Colorado that will, upon completion, contain an aggregate of 296 units. As of September 30, 2025, we also owned interests in four unconsolidated joint ventures, three that own and operate multifamily apartment communities that contain an aggregate of 862 units and one that is developing a multifamily apartment community that will contain, upon completion, 324 units. We do not have any foreign operations and our business is not seasonal.

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

Consolidated Property Portfolio (1)

As of September 30, 2025, we owned and consolidated 115 multifamily apartment properties, totaling 33,818 units. Below is a summary of our consolidated property portfolio by market.

(Dollars in thousands, except per unit data)	As of September 30, 2025				For the Three Months Ended September 30, 2025
Market	Number of Properties	Units	Gross Real Estate Assets	Period End Occupancy	Average Effective Monthly Rent per Unit	Net Operating Income	% of NOI
Atlanta, GA	13	5,180	$1,127,199	95.0%	$1,582	$15,136	14.4%
Dallas, TX	14	4,007	894,828	96.0%	1,811	14,101	13.4%
Columbus, OH	10	2,510	385,920	96.0%	1,538	7,409	7.2%
Tampa-St. Petersburg, FL	6	1,791	398,604	95.7%	1,924	6,823	6.5%
Indianapolis, IN	8	2,259	360,891	95.0%	1,477	6,387	6.1%
Denver, CO (1)(2)(3)	7	1,722	489,720	93.5%	1,811	6,303	6.0%
Nashville, TN	5	1,508	379,015	96.0%	1,617	5,734	5.5%
Oklahoma City, OK	8	2,147	345,498	96.7%	1,260	5,687	5.4%
Raleigh - Durham, NC	6	1,690	258,498	94.2%	1,544	5,196	4.9%
Memphis, TN (3)	4	1,383	160,635	90.7%	1,478	3,860	3.7%
Houston, TX	5	1,308	217,545	96.9%	1,446	3,687	3.5%
Orlando, FL	4	1,260	282,928	89.0%	1,899	3,551	3.4%
Charlotte, NC	4	1,014	263,359	95.4%	1,672	3,498	3.3%
Lexington, KY	3	886	167,612	97.7%	1,485	3,017	2.9%
Louisville, KY (3)	4	1,150	143,874	95.3%	1,367	2,981	2.8%
Huntsville, AL	4	1,051	242,661	95.4%	1,416	2,942	2.8%
Cincinnati, OH	2	542	127,053	97.4%	1,676	1,929	1.8%
Charleston, SC	2	518	83,676	95.3%	1,776	1,701	1.6%
Myrtle Beach, SC - Wilmington, NC	3	628	69,636	96.2%	1,387	1,686	1.6%
Greenville, SC	1	702	127,593	95.1%	1,282	1,682	1.6%
Austin, TX	1	256	61,425	94.1%	1,806	890	0.8%
San Antonio, TX	1	306	57,685	97.7%	1,440	866	0.8%
Total/Weighted Average	115	33,818	$6,645,855	95.1%	$1,593	$105,066	100.0%

(1)	Excludes our development properties. See Non-GAAP financial measures for the definition of a development property.
(2)	Includes properties in our Fort Collins, CO and Colorado Springs, CO markets.
(3)	Includes one property that was held for sale as of September 30, 2025.

Current Developments

Dispositions

On February 14, 2025, we sold one multifamily apartment community in Birmingham, AL for a gross sales price of $111.0 million and used the proceeds to fund recent property acquisitions as described below.

As of September 30, 2025, we had three properties classified as held for sale. One property in Louisville, KY is under contract for sale and is expected to close by year end at a gain of approximately $18.0 million. We are actively marketing one property for sale in Memphis, TN and expect it to close in early 2026. We recognized a loss on impairment of $12.8 million on one property held for sale in Denver, CO and expect the sale to close in 2026. There can be no assurance that these dispositions will be consummated at expected pricing levels, within expected time frames, or at all.

Acquisitions

On February 27, 2025, we acquired Autumn Breeze in Indianapolis, IN, a 280-unit multifamily apartment community for $59.5 million. On July 31, 2025, we acquired 3030 at Apopka in Orlando, FL, a 240-unit multifamily apartment community for $60.2 million. On August 14, 2025, we acquired M2 at Millenia 700 in Orlando, FL, a 403-unit multifamily apartment community for $94.8 million. The aggregate purchase price of these two acquisitions totaled $155.0 million, and the acquisitions increased our exposure in Orlando, FL from 617 units to 1,260 units. We used $101.0 million of proceeds from sales of our common stock under our forward sale agreements to acquire these communities on a leverage-neutral and CFFO (as defined below) accretive basis.

Investments in Unconsolidated Real Estate Entities

To create another avenue for accretive capital allocation and to increase our options for capital investment, we have partnered with, and may in the future partner with, developers through preferred equity investments and joint venture relationships focused on new multifamily development.

On July 21, 2025, our joint venture sold the Metropolis at Innsbrook, a 402-unit property in Richmond, VA. We received $31.1 million in proceeds from the sale, comprised of a return of our initial investment of $24.5 million and equity proceeds of $6.6 million. During the three months ended September 30, 2025, we recognized a gain of  $10.4 million from this sale.

On October 8, 2025, we entered into a joint venture  for the development of a to-be-built multifamily project comprised of 318-units just outside of Indianapolis, IN. We have committed to invest an aggregate of $20.0 million and as of October 8. 2025, had funded $1.7 million on account of this commitment.

On October 9, 2025, our joint venture partner redeemed our investment in the Views of Music City II, comprised of a return of our initial capital of $5.9 million and preferred return in the amount of $3.3 million. We expect to recognize the preferred return of $3.3 million in income (loss) from unconsolidated real estate entities during the three months ended December 31, 2025.

As of September 30, 2025 and December 31, 2024, we had investments in unconsolidated real estate entities of $94.0 million and $92.0 million, respectively.

Investments in Real Estate Under Development

As part of our merger with Steadfast Apartment REIT, Inc., we acquired two land parcels in Denver, Colorado that were being developed into multifamily properties that will contain 621 units, in the aggregate, upon completion, one of which was completed in 2024. As of September 30, 2025, we had one investment in real estate under development of $65.6 million that is expected to contain 296 units upon completion.

Value Add Initiative

Strategically renovating communities where there is the potential for outsized rent growth (our "Value Add Initiative") provides us with the opportunity to improve long-term growth through targeted unit and/or common area investments. We completed renovations on 788 units during the three months ended September 30, 2025. From inception of our Value Add Initiative in January 2018 through September 30, 2025, we completed renovations on 10,959 of the 17,381 units currently in our Value Add Initiative, achieving a return on investment of 16.2% (and approximately 18.2% on the interior portion of such renovation costs). We compute return on investment by using the rent premium per unit per month, multiplied by 12, divided by the applicable renovation costs per unit and we compute the rent premium as the difference between the rental rate on the renovated unit (excluding the impact of concessions) and the market rent for a comparable unrenovated unit as of the date presented, as determined by management consistent with its customary rent-setting and evaluation procedures.

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

On March 31, 2025, we physically settled 2.65 million of those shares at a weighted average price of $18.89 per share and we received proceeds of $50.1 million. On September 5, 2025, we amended the Forward Sale Agreements to extend the scheduled maturity date to December 31, 2025. On September 29, 2025, we physically settled 5.3 million shares pursuant to the forward sale agreements at a weighted average price of $19.06 per share and we received proceeds of $101.0 million. All of the net proceeds were used to fund new acquisitions. As of September 30, 2025, 0.3 million shares of our common stock remained to be settled under the Forward Sale Agreements with Citigroup, which if physically settled would provide additional proceeds to us of $5.7 million based on the forward sale price as of September 30, 2025. We expect to physically settle the remaining Forward Sale Agreements and receive proceeds, subject to certain adjustments, from the sale of those shares upon one or more such physical settlements, no later than December 31, 2025, the extended scheduled maturity date of the Forward Sale Agreements. Although we expect to settle the remaining Forward Sale Agreements entirely by the physical delivery of shares of our common stock for cash proceeds, we may also elect to cash or net share settle all or a portion of our obligations under the Forward Sale Agreements, in which case, we may receive or owe cash or shares of our common stock from or to the Forward Seller. The Forward Sale Agreements provided for an initial forward sale price of $18.96 per share, subject to certain adjustments pursuant to the terms of each of the Forward Sale Agreements. The Forward Sale Agreements are subject to early termination or settlement under certain circumstances.

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

 During the three months ended March 31, 2025, we entered into forward sales transactions under the ATM Program for the forward sale of an aggregate of 2.7 million shares of our common stock. The forward sales transactions had not settled as of September 30, 2025, and we had not received any net proceeds from these transactions as of September 30, 2025. Subject to our right to elect net share settlement, we expect to physically settle the forward sales transactions by the maturity date of March 31, 2026. Assuming the forward sales transactions are physically settled in full utilizing the current forward sales price of $20.90 per share, we expect to receive proceeds, net of sales commissions of approximately $56.0 million, subject to adjustment in accordance with the forward sales transactions. We intend to use substantially all of the net proceeds to fund potential acquisitions and other investment opportunities or for general corporate purposes, including the reduction of outstanding borrowings under our unsecured revolver.

Results of Operations

As of September 30, 2025, we owned and consolidated 115 multifamily apartment properties, of which 105 comprised the Same-Store Portfolio.

Three Months Ended September 30, 2025 compared to the Three Months Ended September 30, 2024

	SAME-STORE PORTFOLIO				NON SAME-STORE PORTFOLIO				CONSOLIDATED
(Dollars in thousands)	Three Months Ended September 30,				Three Months Ended September 30,				Three Months Ended September 30,
	2025	2024	Increase (Decrease)	% Change	2025	2024	Increase (Decrease)	% Change	2025	2024	Increase (Decrease)	% Change
Property Data:
Number of properties (1)	105	105	—	—	10	5	5	100.0%	115	110	5	4.5%
Number of units (1)	30,502	30,502	—	—	3,316	2,168	1,148	53.0%	33,818	32,670	1,148	3.5%
Average occupancy (1)	95.3%	95.4%	(0.1)%	—	86.7%	94.4%	(7.7)%	(8.1)%	94.9%	95.4%	(0.5)%	(0.5)%
Average effective monthly rent, per unit (1)	$1,581	$1,571	$10	0.6%	$1,758	$1,555	$203	13.1%	$1,593	$1,572	$21	1.3%
Revenue:
Rental and other property revenue	$150,573	$148,430	$2,143	1.4%	$16,315	$11,430	$4,885	42.7%	$166,888	$159,860	$7,028	4.4%
Expenses:
Property operating expenses	55,183	55,590	(407)	(0.7)%	6,516	4,948	1,568	31.7%	61,699	60,538	1,161	1.9%
Net Operating Income	$95,390	$92,840	$2,550	2.7%	$9,799	$6,482	$3,317	51.2%	$105,189	$99,322	$5,867	5.9%

Other Revenue:
Other revenue									$250	$275	$(25)	(9.1)%
Corporate and other expenses:
Property management expenses									7,891	7,379	512	6.9%
General and administrative expenses									4,905	4,765	140	2.9%
Depreciation and amortization expense									61,735	55,261	6,474	11.7%
Casualty losses									419	1,249	(830)	(66.5)%
Interest expense									(20,455)	(18,308)	(2,147)	11.7%
(Loss on impairment) gain on sale of real estate assets, net									(12,841)	688	(13,529)	(1966.4)%
Other loss									(12)	—	(12)	100.0%
Income (loss) from investments in unconsolidated real estate entities									9,814	(703)	10,517	(1496.0)%
Net income									$6,995	$12,620	$(5,625)	(44.6)%
Income allocated to noncontrolling interests									(102)	(255)	153	(60.0)%
Net income available to common shares									$6,893	$12,365	$(5,472)	(44.3)%

(1)	Excludes our development projects. See Non-GAAP Financial Measures for our definition of a development property and our methodology for determining same-store properties.

Revenue

Rental and other property revenue. Revenue from rental and other property revenue of the consolidated portfolio increased $7.0 million to $166.9 million for the three months ended September 30, 2025 from $159.9 million for the three months ended September 30, 2024. The increase was attributable to a $4.9 million increase in non same-store rental and other property revenue driven by the acquisition of six properties, three in the second half of 2024, one in the first quarter of 2025, and two in the third quarter of 2025, and a $2.1 million increase in same-store rental and other property revenue, driven by a 0.6% increase in average effective monthly rents compared to the prior year period.

Expenses

Property operating expenses. Property operating expenses increased $1.2 million to $61.7 million for the three months ended September 30, 2025 from $60.5 million for the three months ended September 30, 2024. The increase was primarily driven by the $1.6 million increase in non same-store operating expenses due to the acquisition of three properties in 2025, partially offset by a $0.4 million decrease in same-store operating expenses from lower insurance premiums and reduced repairs and maintenance from higher resident retention.

Property management expenses. Property management expenses increased $0.5 million to $7.9 million for the three months ended September 30, 2025 from $7.4 million for the three months ended September 30, 2024. The increase was primarily driven by the $0.3 million increase in legal expense and settlements and $0.2 million increase related to enhanced new hire training during the three months ended September 30, 2025, compared to the same prior year period.

Depreciation and amortization expense. Depreciation and amortization expense increased $6.5 million to $61.7 million for the three months ended September 30, 2025 from $55.3 million for the three months ended September 30, 2024. The increase was primarily due to depreciation expenses driven by capital expenditures related to our Value Add Initiative and higher intangible asset amortization expenses from our recent property acquisitions in 2025 compared to the same prior year period.

Casualty losses. Casualty losses decreased $0.8 million to $0.4 million for the three months ended September 30, 2025 from $1.2 million for the three months ended September 30, 2024. The decrease was primarily due to a decrease in the number and severity of casualty events during the three months ended September 30, 2025 compared to the same prior year period.

Interest expense. Interest expense increased $2.1 million to $20.5 million for the three months ended September 30, 2025 from $18.3 million for the three months ended September 30, 2024. The increase in interest expense was primarily driven by a higher average outstanding consolidated debt balance resulting from our recent property acquisitions during the three months ended September 30, 2025 compared to the prior year period, an increase in our effective interest rate on consolidated debt balance to 4.3% for the three months ended September 30, 2025 from 4.2% for the same prior year period, and lower interest capitalization on our stabilized development in Denver, Colorado.

           (Loss on impairment) gain on sale of real estate assets, net. During the three months ended September 30, 2025, we recorded a loss on impairment of $12.8 million for one multi-family property held for sale. During the three months ended September 30, 2024, we sold one multi-family property resulting in a gain on sale of $0.7 million.

           Income (loss) from investments in unconsolidated real estate entities. During the three months ended September 30, 2025, we recorded a gain of $10.4 million related to the sale by our joint venture partner of the Metropolis at Innsbrook property.

Results of Operations

As of September 30, 2025, we owned and consolidated 115 multifamily apartment properties, of which 105 comprised the Same-Store Portfolio.

Nine Months Ended September 30, 2025 compared to the Nine Months Ended September 30, 2024

	SAME-STORE PORTFOLIO				NON SAME-STORE PORTFOLIO				CONSOLIDATED
(Dollars in thousands)	Nine Months Ended September 30,				Nine Months Ended September 30,				Nine Months Ended September 30,
			Increase				Increase				Increase
	2025	2024	(Decrease)	% Change	2025	2024	(Decrease)	% Change	2025	2024	(Decrease)	% Change
Property Data:
Number of properties (1)	105	105	—	—	10	5	5	100.0%	115	110	5	4.5%
Number of units (1)	30,502	30,502	—	—	3,316	2,168	1,148	53.0%	33,818	32,670	1,148	3.5%
Average occupancy (1)	95.4%	95.0%	0.4%	—	92.0%	94.6%	(2.6)%	(2.7)%	94.9%	94.9%	0.0%	0.0%
Average effective monthly rent, per unit (1)	$1,577	$1,563	$14	0.9%	$1,799	$1,426	$373	26.2%	$1,581	$1,572	$9	0.6%
Revenue:
Rental and other property revenue	$445,542	$438,359	$7,183	1.6%	$44,142	$39,937	$4,205	10.5%	$489,684	$478,296	$11,388	2.4%
Expenses:
Property operating expenses	164,921	165,009	(88)	(0.1)%	16,976	16,384	592	3.6%	181,897	181,393	504	0.3%
Net Operating Income	$280,621	$273,350	$7,271	2.7%	$27,166	$23,553	$3,613	15.3%	$307,787	$296,903	$10,884	3.7%
Other Revenue:
Other revenue									$885	$776	$109	14.0%
Corporate and other expenses:
Property management expenses									23,433	22,544	889	3.9%
General and administrative expenses									19,293	19,389	(96)	(0.5)%
Depreciation and amortization expense									180,256	163,112	17,144	10.5%
Casualty losses									559	4,015	(3,456)	(86.1)%
Interest expense									(58,575)	(56,371)	(2,204)	3.9%
Gain on sale (loss on impairment) of real estate assets, net									(11,344)	11,066	(22,410)	(202.5)%
(Loss) gain on extinguishment of debt									(67)	203	(270)	(133.0)%
Other loss									(115)	(1)	(114)	11400.0%
Income (loss) from investments in unconsolidated real estate entities									8,663	(2,382)	11,045	(463.7)%
Net income									$23,693	$41,134	$(17,441)	42.4%
Income allocated to noncontrolling interests									(401)	(840)	439	(52.3)%
Net income available to common shares									$23,292	$40,294	$(17,002)	(42.2)%

(1)	Excludes our development projects. See Non-GAAP Financial Measures for our definition of a development property and our methodology for determining same-store properties.

Revenue

Rental and other property revenue. Revenue from rental and other property revenue of the consolidated portfolio increased $11.4 million to $489.7 million for the nine months ended September 30, 2025 from $478.3 million for the nine months ended September 30, 2024. The increase was primarily attributable to a $7.2 million increase in same-store rental and other property revenue driven by a 0.9% increase in average effective monthly rents and a 0.4% increase in average occupancy compared to the prior year period.

Expenses

Property management expenses. Property management expenses increased  $0.9 million to $23.4 million for the nine months ended September 30, 2025 from $22.5 million for the nine months ended September 30, 2024. The increase was primarily due to higher legal expense and settlements and higher training costs associated with enhanced new hire training compared to the same prior year period.

Depreciation and amortization expense. Depreciation and amortization expense increased $17.1 million to $180.3 million for the nine months ended September 30, 2025 from $163.1 million for the nine months ended September 30, 2024. The increase was primarily due to depreciation expenses driven by capital expenditures related to our Value Add Initiative and higher intangible asset amortization expenses from our recent property acquisitions in 2025 compared to the same prior year period.

Casualty losses. During the nine months ended September 30, 2025 and September 30, 2024, we incurred $0.6 million and $4.0 million in casualty losses, respectively. The loss during the nine months ended September 30, 2024 was primarily due to winter storm damage and fire damage at various properties, where the carrying value of the damage exceeded insurance proceeds due to policy deductible levels.

Interest Expense. Interest expense increased $2.2 million to $58.6 million for the nine months ended September 30, 2025 from $56.4 million for the nine months ended September 30, 2024. The increase in interest expense was primarily driven by lower capitalization of interest on recently stabilized development in Denver, Colorado, and higher amortization of deferred financing costs related to our unsecured credit agreement amendment.

Gain on sale (loss on impairment) of real estate assets, net. During the nine months ended September 30, 2025, we recorded an impairment loss of $12.8 million on one property held for sale, partially offset by the sale of one multi-family property at a gain of $1.5 million. During the nine months ended September 30, 2024, we sold seven multi-family properties and recognized a gain on sale of real estate, net of $11.1 million comprised of a $26.2 million gain on sale of real estate, net, partially offset by a loss on impairment of $15.1 million for one property.

 Income (loss) from investments in unconsolidated real estate entities. During the nine months ended September 30, 2025, we recorded income of $8.7 million, primarily related to the $10.4 million gain from the sale by our joint venture partner of the Metropolis at Innsbrook property, partially offset by a $1.7 million operating loss from our joint venture.

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

Set forth below is a reconciliation of net income to FFO and CFFO for the three and nine months ended September 30, 2025 and 2024 (in thousands, except share and per share information):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2025		2024		2025		2024
	Amount	Per Share(1)	Amount	Per Share(2)	Amount	Per Share(1)	Amount	Per Share(2)
Net income	$6,995	$0.03	$12,620	$0.06	$23,693	$0.10	$41,134	$0.18
Adjustments:
Real estate depreciation and amortization	61,282	0.26	54,880	0.24	178,964	$0.75	162,028	0.70
Our share of real estate depreciation and amortization from investments in unconsolidated real estate entities	375	—	598	—	1,289	$0.01	1,793	0.01
Loss on impairment (gain on sale) of real estate assets net, excluding prepayment gains	12,841	0.05	160	—	12,914	$0.05	(9,113)	(0.04)
Gain on sale of real estate associated with unconsolidated real estate entities	(10,389)	(0.04)	—	—	(10,389)	$(0.04)	—	—
FFO	$71,104	$0.30	$68,258	$0.30	$206,471	$0.87	$195,842	$0.85

FFO	$71,104	$0.30	$68,258	$0.30	$206,471	$0.87	$195,842	$0.85
Adjustments:
Other depreciation and amortization	453	—	382	—	1,292	0.01	1,083	—
Casualty losses	419	—	1,249	0.01	559	—	4,015	0.02
Loan (premium accretion) discount amortization, net	(2,001)	(0.01)	(2,239)	(0.01)	(6,015)	(0.03)	(6,918)	(0.03)
Prepayment (gains) losses on asset dispositions	—	—	(848)	(0.01)	(1,570)	(0.01)	(1,953)	(0.01)
Loss (gain) on extinguishment of debt	—	—	—	—	67	—	(203)	—
Other loss	12	—	—	—	115	—	1	—
CFFO	$69,987	$0.29	$66,802	$0.29	$200,919	$0.84	$191,867	$0.83

(1)	Based on 239,576,189 and 238,570,560 weighted-average shares and units outstanding for the three and nine months ended September 30, 2025.

(2)	Based on 230,762,299 and 230,689,617 weighted-average shares and units outstanding for the three and nine months ended September 30, 2024.

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

Set forth below is a reconciliation of GAAP net income to Same-Store Portfolio NOI for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	% change	2025	2024	% change
Net income	$6,995	$12,620	(44.6)%	$23,693	$41,134	(42.4)%
Other revenue	(250)	(275)	(9.1)%	(885)	(776)	14.0%
Property management expenses	7,891	7,379	6.9%	23,433	22,544	3.9%
General and administrative expenses	4,905	4,765	2.9%	19,293	19,389	(0.5)%
Depreciation and amortization expense	61,735	55,261	11.7%	180,256	163,112	10.5%
Casualty losses	419	1,249	(66.5)%	559	4,015	(86.1)%
Interest expense	20,455	18,308	11.7%	58,575	56,371	3.9%
Loss on impairment (gain on sale) of real estate assets, net	12,841	(688)	(1966.4)%	11,344	(11,066)	(202.5)%
Loss (gain) on extinguishment of debt	—	—	0.0%	67	(203)	(133.0)%
Other loss	12	—	100.0%	115	1	11400.0%
(Income) loss from investments in unconsolidated real estate entities	(9,814)	703	(1496.0)%	(8,663)	2,382	(463.7)%
NOI	105,189	99,322	5.9%	307,787	296,903	3.7%
Less: Non same-store portfolio NOI	9,799	6,482	51.2%	27,166	23,553	15.3%
Same-store portfolio (a) NOI	$95,390	$92,840	2.7%	$280,621	$273,350	2.7%

(a)	Same-Store Portfolio for the three and nine months ended September 30, 2025 and 2024 included 105 properties containing 30,502 units.

Set forth below is Same-Store Portfolio (a) NOI for the three and nine months ended September 30, 2025 and 2024 (in thousands, except per unit data):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	% change	2025	2024	% change
Revenue:
Rental and other property revenue	$150,573	$148,430	1.4%	$445,542	$438,359	1.6%
Property Operating Expenses
Real estate taxes	16,280	16,129	0.9%	52,274	52,294	0.0%
Property insurance	3,107	3,713	(16.3)%	10,203	11,455	(10.9)%
Personnel expenses	12,954	12,739	1.7%	36,341	36,493	(0.4)%
Utilities	7,635	7,607	0.4%	22,155	21,529	2.9%
Repairs and maintenance	5,393	6,023	(10.5)%	15,238	16,632	(8.4)%
Contract services	5,788	5,616	3.1%	17,113	16,136	6.1%
Advertising expenses	2,455	2,226	10.3%	6,842	5,753	18.9%
Other expenses	1,571	1,537	2.2%	4,755	4,717	0.8%
Total property operating expenses	55,183	55,590	(0.7)%	164,921	165,009	(0.1)%
Same-store portfolio NOI	$95,390	$92,840	2.7%	$280,621	$273,350	2.7%
Same-store portfolio NOI Margin	63.4%	62.5%	0.9%	63.0%	62.4%	0.6%
Average Occupancy	95.3%	95.4%	(0.1)%	95.4%	95.0%	0.4%
Average effective monthly rent, per unit	$1,581	$1,571	0.6%	$1,577	$1,563	0.9%

(a)	Same-Store Portfolio for the three and nine months ended September 30, 2025 and 2024 included 105 properties containing 30,502 units.

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

We intend to meet our liquidity requirements primarily through a combination of one or more of the following:

•	the use of our cash and cash equivalents of $23.3 million as of September 30, 2025;

•	existing and future unsecured financing, including advances under our unsecured revolver, and financing secured directly or indirectly by the apartment properties in our portfolio;

•	cash generated from operating activities;

•	net cash proceeds from property sales, including sales undertaken as part of our capital recycling strategy and other sales; and

•	proceeds from the sales of our common stock and other equity securities, including common stock that may be sold under our ATM program.

Cash Flows

As of September 30, 2025 and 2024, we maintained cash and cash equivalents, and restricted cash of approximately $50.9 million and $48.2 million, respectively. Our cash and cash equivalents were generated from the following activities (dollars in thousands):

	For the Nine Months Ended September 30,
	2025	2024
Cash flow provided by operating activities	$221,959	$196,319
Cash flow (used in) provided by investing activities	(152,975)	170,943
Cash flow used in financing activities	(61,507)	(369,751)
Net change in cash and cash equivalents, and restricted cash	7,477	(2,489)
Cash and cash equivalents, and restricted cash, beginning of period	43,452	50,732
Cash and cash equivalents, and restricted cash, end of the period	$50,929	$48,243

Our cash inflows from operating activities during the nine months ended September 30, 2025 were primarily driven by ongoing operations of our properties. The $25.6 million increase in cash inflows from operating activities during the nine months ended September 30, 2025 was primarily driven by returns from our ongoing operations, a decrease in cash paid for real estate taxes due to the timing of property acquisitions and dispositions and a decrease in cash interest payments as a result of the timing of interest payments on our unsecured private placement notes issued in October 2024. Our cash inflows from operating activities during the nine months ended September 30, 2024 were primarily driven by ongoing operations of our properties.

Our cash outflows from investing activities during the nine months ended September 30, 2025 were primarily due to the acquisition of three multifamily properties in the amount of $152.7 million, $101.4 million of capital expenditures, $24.4 million of investments in unconsolidated real estate entities, and $16.3 million of investments in real estate under development, partially offset by $109.2 million of proceeds from the disposition of one property, $31.1 million of proceeds from the return of investment in unconsolidated real estate entities and $1.5 million of proceeds from insurance claims. Our cash inflows from investing activities during the nine months ended September 30, 2024 were primarily due to $390.8 million of proceeds from the disposition of seven properties, and $4.0 million of  proceeds from insurance claims, partially offset by $92.1 million of capital expenditures, $81.2 million to acquire one multifamily property, $41.9 million of investments in real estate under development and $8.9 million of investments in unconsolidated real estate entities.

Our cash outflows from financing activities during the nine months ended September 30, 2025 were primarily due to payment of dividends on our common stock and noncontrolling interests of $116.7 million, mortgage principal repayments of $97.4 million, payments for deferred financing costs of $6.2 million, partially offset by the $150.7 million issuance of common stock from our Forward Sale Agreements. Our cash outflows from financing activities during the nine months ended September 30, 2024 were primarily due to mortgage principal repayments of $211.1 million, net repayments on our unsecured credit facility of $43.7 million and payment of dividends on our common stock and noncontrolling interests of $110.9 million.

Contractual Obligations

Our 2024 Annual Report on Form 10-K includes a table of contractual obligations. There were no material changes to these obligations since the filing of our 2024 Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements during the nine months ended September 30, 2025 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our interests.

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

Item 3.         Quantitative and Qualitative Disclosure About Market Risk.

Our 2024 Annual Report on Form 10-K contains a discussion of qualitative and quantitative market risks. There have been no material changes in quantitative and qualitative market risks during the nine months ended September 30, 2025 from the disclosures included in our 2024 Annual Report on Form 10-K.

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

Effective as of September 30, 2025, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation referred to above during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On July 2, 2025, the Attorney General of Kentucky filed a complaint against RealPage and nine other defendants who own and/or manage multifamily residential rental housing, including IRT, on behalf of the Commonwealth of Kentucky, also alleging that the defendants conspired to fix, raise, maintain, and stabilize rent prices in violation of Section 1 of the Sherman Act. On September 15, 2025, IRT and other defendants in the complaint filed motions to dismiss the case. These motions are still pending. This proceeding is in the early stages, and it is not possible for the Company to predict the outcome nor is it possible to estimate the amount of loss, if any, which may be associated with an adverse decision in this matter. We deny all allegations of wrongdoing and intend to defend against these claims vigorously. We are engaged in certain other legal proceedings, as disclosed in Note 11, “Other Disclosures–Litigation”, which disclosure is incorporated herein by reference.

Item 1A.         Risk Factors.

There have not been any material changes from the risk factors disclosed in Part 1, Item 1A of our 2024 Annual Report on Form 10-K, and in our Quarterly Report on Form 10-Q for the quarter ended March 31,2025.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds.

During the three and nine months ended September 30, 2025, no holders of IROP units exchanged units for shares of our common stock. The issuance of shares upon exchange of units is exempt from registration under the Securities Act, pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act. As of September 30, 2025, 5,941,643 IROP units held by unaffiliated third parties remained outstanding.

During the three months ended September 30, 2025, we withheld shares of common stock to satisfy employee tax withholding obligations payable upon the vesting of restricted common stock awards as follow:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands) (2)
July 1 - 31, 2025	1,613	$17.59	—	$250,000
August 1 - 31, 2025	—	—	—	250,000
September 1 - 30, 2025	—	—	—	250,000
Total	1,613	$17.59	—

(1)	The price reported is the average price paid per share using our closing price on the NYSE on the vesting date of the relevant award.
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

Item 3.         Defaults Upon Senior Securities.

None.

Item 4.         Mine Safety Disclosures.

None.

Item 5.         Other Information.

During the three and nine months ended September 30, 2025, none of the Company's directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act). During the three and nine months ended September 30, 2025, the Company did not adopt, terminate or modify a Rule 10b5-1 trading arrangement.

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

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

99.1	Amendment No. 1 to Confirmations of Issuer Share Forward Sale Transactions, dated September 5, 2025, by and among Independence Realty Trust, Inc. and Citibank, N.A.

101

iXBRL (Inline eXtensible Business Reporting Language). The following materials, formatted in iXBRL: (i) Condensed Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2025 and 2024, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2025 and 2024, (iv) Condensed Consolidated Statements of Changes in Equity for the three and nine months ended September 30, 2025 and 2024, (v) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2025 and 2024 and (vi) notes to the condensed consolidated financial statements as of September 30, 2025.

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

Independence Realty Trust, Inc.

Date: October 30, 2025	By:	/s/ SCOTT F. SCHAEFFER
Scott F. Schaeffer
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: October 30, 2025	By:	/s/ JAMES J. SEBRA
James J. Sebra
President and Chief Financial Officer
(Principal Financial Officer)

Date: October 30, 2025	By:	/s/ JASON R. DELOZIER
Jason R. Delozier
Chief Accounting Officer
(Principal Accounting Officer)