Form 10-K
period 2025-12-31
INDEPENDENCE REALTY TRUST, INC.
filed 2026-02-17
CIK 1466085

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the shares of common stock of the registrant held by non-affiliates of the registrant, based upon the closing price of such shares on June 30, 2025 of $17.69, was approximately $4,214,951,514.

As of February 13, 2026 there were 237,280,268 shares of the registrant’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for registrant’s 2026 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The Securities and Exchange Commission (the “SEC”) encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This annual report on Form 10-K contains or incorporates by reference such “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 (the "Securities Act"), as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act").

Words such as “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes” and words and terms of similar substance used in connection with any discussion of future operating or financial performance identify forward-looking statements.

We claim the protection of the safe harbor for forward-looking statements provided in the Private Securities Litigation Reform Act of 1995. These statements may be made directly in this annual report on Form 10-K and they may also be incorporated by reference in this annual report on Form 10-K to other documents filed with the SEC, and include, without limitation, statements about future financial and operating results and performance, statements about our plans, objectives, expectations and intentions with respect to future operations, products and services, our Value Add Initiative and its impacts, expectations with respect to the timing and terms of sales, if any, with respect to the two properties which are classified as held for sale and our planned use of proceeds therefrom, our expectations regarding the completion and anticipated benefits from our projects with our joint venture partners, and other statements that are not historical facts. These forward-looking statements are based upon the current beliefs and expectations of our management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are difficult to predict and generally beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. Actual results may differ materially from the anticipated results discussed in these forward-looking statements.

The risk factors discussed and identified in Item 1A of this annual report on Form 10-K (this “Annual Report”) and in other of our public filings with the SEC could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements. We caution you not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report. All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. Except to the extent required by applicable law or regulation, we undertake no obligation to update these forward-looking statements to reflect events or circumstances after the date of this filing or to reflect the occurrence of unanticipated events.

PART I

ITEM 1.    Business

Our Company

IRT, a Maryland corporation, is a self-administered and self-managed real estate investment trust (“REIT”) that acquires, owns, operates, improves and manages multifamily apartment communities across non-gateway U.S. markets. As of December 31, 2025, we owned and operated 114 multifamily apartment properties (including one owned through a consolidated joint venture) that contain an aggregate of 33,462 units in the following Southeastern and Midwestern states: Alabama, Colorado, Florida, Georgia, Indiana, Kentucky, North Carolina, Ohio, Oklahoma, South Carolina, Tennessee, and Texas. In addition, as of December 31, 2025, we owned one investment in real estate under development in Denver, Colorado that will, upon completion, contain 296 units. As of December 31, 2025, we also owned interests in four unconsolidated joint ventures, two of which own and operate multifamily apartment properties that contain an aggregate of 653 units and two that are developing multifamily apartment properties that will, upon completion, contain an aggregate of 642 units. We do not have any foreign operations and our business is not seasonal. Our principal executive offices are located at 1835 Market Street, Suite 2601, Philadelphia, PA 19103 and our telephone number is (267) 270-4800.

Our Business Objective and Investment Strategies

Our primary business objective is to provide attractive risk-adjusted returns to stockholders through diligent portfolio management, strong operational performance, and consistent returns on capital through distributions and capital appreciation. Our investment strategy is focused on the following:

•

gaining scale near major employment centers within key amenity-rich submarkets of non-gateway cities that offer good school districts, high-quality retail, and that are unlikely to experience substantial new apartment construction in the foreseeable future;

•	increasing cash flows at our existing apartment properties through prudent property management and strategic renovations (our "Value Add Initiative"); and

•

acquiring additional properties that have either stable occupancies that support rental rate increases or that have the potential to be repositioned through our Value Add Initiative or tailored management strategies.

We seek to achieve our objective by executing the following strategies:

•

Non-Gateway Markets - We focus on properties in markets that have strong apartment demand, reduced competition from national apartment buyers and no substantial new apartment construction. In evaluating potential acquisitions, we analyze apartment occupancy and trends in rental rates, employment and new construction, among many other factors, and seek to identify properties located primarily in non-gateway markets where there is strong demand for apartment units, less apartment development relative to demand, stable resident bases and occupancy rates, positive net migration trends and strong employment drivers. We generally seek to avoid markets where we believe potential yields have decreased as a result of the acquisition and development efforts of large institutional buyers.

•

Value Add Initiative - We selectively use our capital to improve apartment properties where we believe the return on our investment will be accretive to stockholders. We have significant experience allocating capital to value-added improvements of apartment properties to produce increased occupancy and rental rates. We intend to continue deploying capital into revenue-enhancing capital projects that we believe will improve the physical plant or market positioning of particular apartment properties, thereby generating increased cash flow over time. This Value Add Initiative is a core component of our growth strategy.

•

Acquisitions - We acquire properties that have operating upside through professional property management strategies. We have expertise in acquiring and managing properties to maximize the net operating income of such properties through effective marketing and leasing, disciplined management of rental rates and efficient expense management. We seek to acquire properties that we believe possess significant prospects for increased occupancy and rental revenue growth. Our target profile for acquisitions currently is midrise/garden-style apartments containing 150-500 units with high quality amenities that we can acquire at less than replacement cost. We do not intend to limit ourselves to properties in this target profile, however, and we may make acquisitions outside of this profile or change our target profile whenever market conditions warrant. We may also deploy capital through joint ventures with unaffiliated third parties to facilitate future acquisitions or development of multifamily communities.

•	Capital Recycling - Our capital recycling program consists of disposing of assets in markets where we lack scale and/or markets where management believes that growth is slowing and allocating the proceeds into investments with higher growth potential and/or towards debt reduction. Dispositions also allow us to realize a portion of the value created through our investments and provide additional liquidity. In identifying properties for disposition, we evaluate the opportunity to strategically exit markets where we lack scale and the potential benefits from using sales proceeds to fund acquisitions and renovations versus reducing our leverage in lieu of raising additional capital.

2025 Highlights

Property Acquisitions and Dispositions

Our capital recycling program consists of disposing of assets in markets where we lack scale and/or markets where management believes that growth is slowing and allocating the proceeds from the dispositions into investments with higher growth potential and/or towards debt reduction.

On February 14, 2025, we sold one multifamily apartment community in Birmingham, Alabama for a gross sales price of $111.0 million and used the proceeds to fund property acquisitions described below. We recognized a loss on impairment of $20,928 during the three months ended December 31, 2024.

On February 27, 2025, we acquired a 280-unit multifamily apartment community in Indianapolis, Indiana for a gross purchase price of $59.5 million. The property was built in 2008 with an average rent per unit of $1,548 at the time of our acquisition. This acquisition increased our exposure in Indianapolis from 1,979 units to 2,259 units.

On July 31, 2025, we acquired a 240-unit multifamily apartment community in Orlando, Florida for a gross purchase price of $60.3 million. The property was built in 2024 with an average rent per unit of $1,885 at the time of our acquisition. On August 14, 2025, we acquired a 403-unit multifamily apartment community in Orlando, Florida for a gross purchase price of $94.8 million. The property was built in 2019 with an average rent per unit of $1,835 at the time of our acquisition. The acquisition of these two properties increased our exposure in Orlando from 617 units to 1,260 units. We used $101.0 million of proceeds from sales of our common stock under our forward sale agreements to acquire these communities.

On November 13, 2025, we sold one multifamily apartment community in Louisville, Kentucky for a gross sales price of $50.0 million. We used the sale of this property to complete a reverse 1031 exchange with the property acquired on July 31, 2025. We recognized a gain on sale of $17.5 million during the three months ended December 31, 2025.

Two Properties Held for Sale

As of December 31, 2025, we had two properties classified as held for sale, one in Memphis, Tennessee and one in Denver, Colorado. We recognized a loss on impairment of $12.8 million on the property held for sale in Denver, Colorado during the year ended December 31, 2025.  We expect both property sales to close in 2026 and we plan to use the proceeds to fund future property acquisitions. There can be no assurance that these dispositions will be consummated at expected pricing levels, within expected time frames, or at all.

Subsequent Acquisition

Subsequent to year-end, on January 15, 2026, we acquired a 140-unit community in Columbus, Ohio for a gross purchase price of $29.5 million. The acquisition increased our exposure in Columbus from 2,510 units to 2,650 units.

Value Add Initiative

Our Value Add Initiative, comprised of renovations and upgrades at selected communities to drive increased rental rates, commenced in 2018 and currently has a pipeline of 18,789 units across 61 properties identified for renovation and upgrade. Through December 31, 2025, we renovated 11,445 of these units at an average cost per unit of $17,372 and achieved a return on our total renovation costs for these units of approximately 16.1% (and approximately 18.2% on the interior portion of such renovation costs). We compute return on cost by using the rent premium per unit per month, multiplied by 12, divided by the applicable renovation costs per unit and we compute the rent premium as the difference between the rental rate on the renovated unit (excluding the impact of concessions) and the market rent for a comparable unrenovated unit as of the date presented, as determined by management consistent with its customary rent-setting and evaluation procedures, including its views of third party rental rates. We expect to begin renovations at the remaining value add projects contemplated in connection with our Value Add Initiative at the selected communities throughout 2026.

Investment in Unconsolidated Real Estate Entities

To create another avenue for accretive capital allocation and to increase our options for capital investment, we have partnered with, and may in the future partner with, developers through preferred equity investments and joint venture relationships focused on new multifamily development.

On January 30, 2025, we entered into a joint venture to develop Nexton Pine Hollow, a multifamily apartment project that is expected to contain upon completion 324 units in Charleston, South Carolina. We have committed to invest an aggregate of $28.6 million in this joint venture, and, as of December 31, 2025, had funded $21.4 million on account of this commitment.

On July 21, 2025, one of our joint ventures sold the Metropolis at Innsbrook, a 402-unit property in Richmond, Virginia. We received $31.4 million in proceeds from the sale, comprised of a return of our initial investment of $24.5 million and equity proceeds of $6.9 million. During the year ended December 31, 2025, we recognized a gain of $10.6 million from this sale.

On October 8, 2025, we entered into a joint venture to develop a 318-unit multifamily project in Indianapolis, Indiana. We have committed to invest an aggregate of $20.0 million in this joint venture in exchange for a 66.6% preferred equity interest in the joint venture, and, as of December 31, 2025, we had funded $3.4 million on account of this commitment.

On October 9, 2025, our joint venture partner redeemed our investment in the Views of Music City II, comprised of a return of our initial capital of $5.9 million and preferred return in the amount of $3.3 million. We recognized the preferred return of $3.3 million in income (loss) from unconsolidated real estate entities during the year ended December 31, 2025. Under the terms of the joint venture agreement, we are entitled to the right of first refusal on the sale of this property that survives our redemption.

Subsequent to year-end, on January 20, 2026, we acquired our joint venture partner's 10% membership interest and assumed full operational control and 100% equity ownership of the Tisdale at Lakeline Station property. The property is a 378-unit community in Austin, Texas that was 24% occupied as of February 10, 2026, and will be consolidated into our financial results effective January 20, 2026.

Capital Markets

Unsecured Revolver and Term Loans

On February, 11, 2026, Independence Realty Operating Partnership, LP (“IROP”) entered into the Sixth Amended and Restated Credit Agreement (the “Sixth Restated Credit Agreement”) by and among IROP, as borrower, Independence Realty Trust, Inc., as parent guarantor, KeyBank National Association, as administrative agent, and the other agents and lender parties thereto, which amended and restated in its entirety the Fifth Amended and Restated Credit Agreement dated as of January 8, 2025 (the “Fifth Restated Credit Agreement”). The Fifth Restated Credit Agreement provided for a $750.0 million unsecured revolving credit facility (the “Unsecured Revolver”) with a January 8, 2029 scheduled maturity date and two unsecured term loans, specifically: (i) a $200.0 million term loan with a May 18, 2026 maturity date (the “2026 Term Loan”) and (ii) a $400.0 million term loan with a January 28, 2028 maturity date (the “2028 Term Loan”). The Sixth Restated Credit Agreement provides for a new $350.0 million term loan with a maturity date of February 11, 2030, subject to a one year extension option (the “2030 Term Loan”). A portion of the proceeds from the 2030 Term Loan were used to pay off outstanding borrowings under the 2026 Term Loan.

The Sixth Restated Credit Agreement also increases the aggregate amount of borrowings under the credit agreement to $1.5 billion and permits IROP to request an increase in such aggregate amount to up to $2.0 billion subject to certain terms and conditions, including receipt of commitments from one or more lenders, whether or not currently parties to the Sixth Restated Credit Agreement, to provide such increased amounts, which increase may be allocated, at IROP’s option, to the Unsecured Revolver and/or to one or more of the Term Loans, in accordance with the Sixth Restated Credit Agreement.

The margin for borrowings under the Unsecured Revolver, the 2028 Term Loan and the new 2030 Term Loan remain unchanged, with (1) Unsecured Revolver borrowings bearing interest at a rate equal to either (i) the SOFR rate plus a margin of 72.5 to 140 basis points, or (ii) a base rate plus a margin of 0 to 40 basis points; and (2) 2028 Term Loan and new 2030 Term Loan borrowings bearing interest at a rate equal to either (i) the SOFR rate plus a margin of 80 to 160 basis points, or (ii) a base rate plus a margin of 0 to 60 basis points. The applicable margin will be determined based upon IRT’s credit rating. At the time of closing, based upon IRT’s credit rating along with IROP’s consolidated leverage ratio, the applicable SOFR margin was 77.5 basis points for the Unsecured Revolver and 85 basis points for both the 2028 Term Loan and 2030 Term Loan.

The Sixth Restated Credit Agreement contains customary covenants for credit facilities of this type, including restrictions on our ability to take the following actions: (i) make distributions after an event of default; (ii) incur debt; (iii) make investments; (iv) grant or suffer liens; (v) undertake mergers, consolidations, asset sales and other fundamental entity changes; (vi) make material changes to contracts and organizational documents; and (vii) enter into transactions with affiliates.

The Sixth Restated Credit Agreement also contains financial covenants applicable to us involving (i) maximum consolidated total debt to total asset value, (ii) maximum distributions, (iii) maximum secured debt to total asset value, (iv) maximum unsecured debt to eligible unencumbered properties, and (v) minimum consolidated fixed charge coverage. The Sixth Restated Credit Agreement provides for certain customary events of default, including among others, non-payment of principal, interest or other amounts when due, inaccuracy of representations and warranties, violation of covenants, cross defaults with certain other indebtedness, insolvency or inability to pay debts, bankruptcy, or a change of control.

Public Offering of 11.5 Million Shares of Common Stock

On September 3, 2024, we entered into an underwriting agreement with Citigroup Global Markets Inc., KeyBanc Capital Markets Inc. and RBC Capital Markets LLC as representatives of the several underwriters named therein, (collectively, the “Underwriters”), and Citigroup Global Markets Inc. in its capacity as agent (in such capacity, the “Forward Seller”) for Citibank, N.A., as forward counterparty (the “Forward Counterparty”) and the Forward Counterparty related to the offering of an aggregate of 11.5 million shares of our common stock, par value $0.01 per share, at a price of $18.96 per share consisting of 11.5 million shares of our common stock offered by the Forward Seller in connection with the forward sale agreements described below (including 1.5 million shares offered pursuant to the Underwriters’ option to purchase additional shares, which was exercised in full). We did not initially receive any proceeds from the sale of our common stock by the Forward Seller. We completed the offering on September 5, 2024.

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

On December 30, 2024, we physically settled 3.25 million shares of our common stock that was sold in the offering at a weighted average price of $19.04 per share, and we received net proceeds of $61.9 million. On March 31, 2025, we physically settled 2.65 million shares at a weighted average price of $18.89 per share and we received net proceeds of $50.1 million. On September 5, 2025, we amended the Forward Sale Agreements to extend the scheduled maturity date to December 31, 2025. On September 29, 2025, we physically settled 5.3 million shares at a weighted average price of $19.06 per share and we received net proceeds of $101.0 million. On December 31, 2025, we net cash settled the remaining 0.3 million shares of common stock at a weighted average price of $17.53 per share against a weighted average forward price of $19.01 per share, resulting in net proceeds to us of $0.4 million. All of the net proceeds were used to fund new acquisitions. As of December 31, 2025, no shares of our common stock remained to be settled under the Forward Sale Agreements.

ATM Program

On July 28, 2023, we entered into an equity distribution agreement pursuant to which we may from time to time offer and sell shares of our common stock under our shelf registration statement having an aggregate offering price of up to $450.0 million (the “ATM Program”) in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act. Under the ATM Program, we may also enter into one or more forward sale transactions for the sale of shares of our common stock on a forward basis.

During the three months ended March 31, 2025, we entered into forward sales transactions under the ATM Program for the forward sale of an aggregate of 2.7 million shares of our common stock at a weighed average price of $20.96 per share. On December 23, 2025, we net cash settled all 2.7 million shares of common stock at a weighted average price of $16.81 per share against a weighted average forward price of $21.02 per share, resulting in net proceeds to us of $11.3 million. We used substantially all of the net proceeds to fund the repurchase of shares of common stock under our Stock Repurchase Program (as defined below). As of December 31, 2025, approximately $342.4 million remained available for issuance under our ATM Program.

Stock Repurchase Program

On May 18, 2022, our Board of Directors authorized a common stock repurchase program (the “Stock Repurchase Program”) covering the repurchase of up to $250 million in shares of our common stock. Under the Stock Repurchase Program, we, in our discretion, may purchase our shares of common stock from time to time in the open market or in privately negotiated transactions. The amount and timing of the repurchases of common stock will depend on a number of factors, including the price and availability of our shares of common stock, trading volumes and general market conditions. The Stock Repurchase Program has no time limit and may be suspended or discontinued at any time. During the year ended December 31, 2025, we repurchased and retired approximately 1.9 million shares of our common stock under our Stock Repurchase Program at a weighted average price of $16.00 per share, for a total aggregate cost of $30.0 million. As of December 31, 2025, $220.0 million in shares of our common stock remained authorized for repurchase under our Stock Repurchase Program.

Financing Strategy

We use a combination of debt and equity sources to fund our business objectives. We seek to maintain a capital structure that provides us with the flexibility to manage our business and pursue our growth strategies, while allowing us to service our debt requirements and generate appropriate risk-adjusted returns for our stockholders. We believe these objectives are best achieved by a capital structure that consists of common equity and prudent amounts of debt financing. However, we may raise capital in any form and under terms that we deem acceptable and in our best interests. Our longer-term goal is to reduce our leverage ratio by growing the net operating income at our communities through rental increases, including those driven by value add initiatives, and prudent expense management. If our Board of Directors changes our policies regarding our use of leverage, we expect that it will consider many factors, including, our long-term strategic plan, the leverage ratios of publicly traded REITs with similar investment strategies, the cost of leverage as compared to expected net operating income and general market conditions. For further description of our indebtedness at December 31, 2025, see “Part II-Item 8 Financial Statements and Supplementary Data-Note 5: Indebtedness” below. See also “Part I-Item 1A. Risk Factors – Risks Associated with Debt Financing” below for more information about risks associated with indebtedness and operating on a leveraged basis.

Development and Structure of Our Company; Segment

IRT was formed as a Maryland corporation on March 26, 2009 and conducts its business through a traditional umbrella partnership REIT (“UPREIT”) structure in which all of its assets are held by, and substantially all of its operations are conducted through, IRT’s operating partnership, IROP and subsidiaries of IROP. IROP was formed as a Delaware limited partnership on March 27, 2009. IRT is the sole general partner of IROP and manages and controls its business. As of December 31, 2025, IRT owned a 97.6% interest in IROP. The remaining 2.4% consists of IROP units issued to third parties in exchange for direct or indirect contributions of interests in properties to IROP. As limited partners in IROP, holders of IROP units have limited approval rights. Holders of IROP units have the right to tender their IROP units to us from time to time for cash in an amount equal to the market price (based on a trailing average computation) of an equivalent number of shares of IRT common stock at the time we receive notice of the exchange. We have the option, in lieu of paying cash, to settle the exchange for a number of shares of IRT common stock equal to the number of IROP units tendered for exchange.

Our wholly owned subsidiary, IRT Management, LLC (“IRT Management”), which was formed on October 26, 2016, is a full-service apartment property management company that, as of December 31, 2025 managed 33,462 apartment units, all of which are owned by us. IRT Management provides services to us in connection with the rental, leasing, operation and management of our properties. Substantially all of our assets are comprised of multifamily real estate assets generally leased to residents for a term of one-year or less. We aggregate our real estate assets for reporting purposes and operate in two reportable segments, same-store and non same-store. For additional information on reportable segments see “Part II-Item 8, Financial Statements and Supplementary Data-Note 11: Segment Reporting” below.

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

Human Capital

Our Purpose is to provide exceptional living experiences, which we cannot achieve without our employees. We believe our employees drive our success and fostering a workplace built on our core values of excellence, opportunity, integrity, and service is vital to our long-term success.

Our People. As of December 31, 2025, we had 904 employees, all of whom were employed in the United States, and none of whom are covered by collective bargaining agreements. We have experienced no material interruptions of our operations due to disputes with our employees.

Training and Development and Program. We are committed to providing the resources to engage our employees and enhance their educational and professional growth. We provide technical and leadership training to employees through more than 720 on-demand e-learning, and virtual workshop courses. Many of our employees completed leadership training courses and our Service teams and Sales teams receive training through a combination of online courses, simulation training, and hands-on training. In addition to company-specific training, we have established professional education and certification benefits and guidelines under which our team members may receive financial assistance for professional certifications and continued education.

Compensation, Benefits, Safety and Wellness. In addition to offering competitive salaries and wages, we offer our employees incentive compensation linked to the achievement of individual and corporate goals, and all of our employees receive stock-based compensation that vests over a number of years. We believe that tying compensation to specific goals and providing our employees an ownership interest in the Company through stock awards aligns their interests more closely with those of our shareholders. We also offer comprehensive health and retirement benefits to eligible employees. Our current employee benefits include, but are not limited to, Medical, Prescription Drug, Dental and Vision Plans, Health Savings Accounts (HSA), Short-Term and Long-Term Disability Income, Life and Accidental Death and Dismemberment Insurance, Paid Time Off, Parental and Adoption Benefits, Employee Assistance Program (EAP), Employee Wellness Program, telemed services and a company-matched 401(K) Retirement Savings Plan. Our core health and welfare benefits are supplemented with a variety of specific programs designed to promote our employees’ well-being. These benefits help further stimulate an environment where we support and reward the efforts of our employees and their families to maintain and improve their overall well-being, their future plans, and their performance excellence.

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

Qualification as a Real Estate Investment Trust

We elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, (the “Code”), commencing with our taxable year ended December 31, 2011. We recorded no income tax expense for the years ended December 31, 2025, 2024, and 2023.

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

The table below reconciles the differences between reported net income, total taxable income and estimated REIT taxable income for the three years ended December 31, 2025 (dollars in thousands):

	For the Years Ended December 31,
	2025	2024	2023
Net income (loss)	$57,707	$40,033	$(17,807)
Add (deduct):
Depreciation and amortization differences	71,452	57,866	48,013
Gain/loss differences	48,744	148,964	173,337
Other book to tax differences:
Share-based compensation expense	(1,212)	60	(5,744)
Other	3,525	4,382	8,036
Total taxable income	$180,216	$251,305	$205,835
Deductible capital gain distribution	(68,784)	(136,161)	(102,877)
Taxable income allocable to noncontrolling interest	(4,415)	(6,122)	(4,854)
Estimated REIT taxable income before dividends paid deduction	$107,017	$109,022	$98,104

For the year ended December 31, 2025, the tax classification of our dividends on common shares was as follows:

Record Date	Payment Date	Dividend Paid	Ordinary Income	Total Capital Gain Distribution	Unrecaptured Section 1250 Gain	Return of Capital	Section 199A
3/28/2025	4/21/2025	$0.1600	$0.0930	$0.0670	$0.0257	$—	$0.0930
6/27/2025	7/18/2025	0.1700	0.0988	0.0712	0.0273	—	0.0988
9/30/2025	10/24/2025	0.1700	0.0988	0.0712	0.0273	—	0.0988
12/31/2025	1/23/2026	0.1700	0.0988	0.0712	0.0273	—	0.0988
		$0.6700	$0.3894	$0.2806	$0.1076	$—	$0.3894

For the year ended December 31, 2024, the tax classification of our dividends on common shares was as follows:

Record Date	Payment Date	Dividend Paid	Ordinary Income	Total Capital Gain Distribution	Unrecaptured Section 1250 Gain	Return of Capital	Section 199A
3/29/2024	4/19/2024	$0.1600	$0.0195	$0.1405	$0.0720	$—	$0.0195
6/28/2024	7/19/2024	0.1600	0.0195	0.1405	0.0720	—	0.0195
9/30/2024	10/18/2024	0.1600	0.0195	0.1405	0.0720	—	0.0195
12/27/2024	1/17/2025	0.1600	0.0195	0.1405	0.0720	—	0.0195
		$0.6400	$0.0780	$0.5620	$0.2880	$—	$0.0780

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

Clawback Policy

On October 18, 2023, we adopted our current Clawback Policy to provide for the recoupment of certain incentive compensation pursuant to Section 954 of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, in the manner required by Section 10D of the Exchange Act, Rule 10D-1 promulgated thereunder, and NYSE listing standards. Our Clawback Policy is filed with this Annual Report as Exhibit 97.1. In addition, our Clawback Policy is available on our website, www.irtliving.com, and copies of our Clawback Policy can be obtained, free of charge, upon written request to Investor Relations, 1835 Market Street, Philadelphia, PA 19103.

Insider Trading Policy

We have adopted an Insider Trader Policy governing the purchase, sale and/or other dispositions of our securities by directors, officers and employees, and by us, that is reasonably designed to promote compliance with insider trading laws, rules and regulations and NYSE listing standards. A copy of our Insider Trading Policy is filed as an exhibit to this Annual Report and is available on our website, www.irtliving.com. In addition to being accessible through this Annual Report and our website, copies of our Insider Trading Policy can be obtained, free of charge, upon written request to Investor Relations, 1835 Market Street, Philadelphia, PA 19103.

Available Information

We file annual, quarterly and current reports, proxy statements and other information with the SEC. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The internet address of the SEC site is http://www.sec.gov. Our internet address is http://www.irtliving.com. We make our SEC filings available free of charge on or through our internet website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. In addition, the charters of our Board’s Compensation Committee, Audit Committee, and Nominating and Governance Committee, as well as, our Corporate Governance Guidelines, Insider Trading Policy, Whistle Blower Policy, Code of Ethics, Stock Ownership Guidelines, Clawback Policy, and Section 16 Reporting Compliance Procedures are available on our website free of charge. We are not incorporating by reference into this report any material from our website. The reference to our website is an inactive textual reference to the uniform resource locator (“URL”) and is for your reference only.

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

ITEM 1A.    Risk Factors

You should carefully consider these risk factors, together with all of the other information included in this Annual Report, including our consolidated financial statements and the related notes thereto, before you decide whether to make an investment in our securities. The Risk Factor Summary that follows should be read in conjunction with the detailed description of risk factors below. The risks set forth below are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, prospects, financial condition, cash flows, liquidity, funds from operations, results of operations, stock price, ability to service our indebtedness, and/or ability to make cash distributions to our security holders (including those necessary to maintain our REIT qualification). In such case, the value of our common stock and the trading price of our securities could decline, and you may lose all or a significant part of your investment. Some statements in the following risk factors constitute forward-looking statements. Please refer to the explanation of the qualifications and limitations on forward-looking statements under “Forward-Looking Statements” of this Annual Report.

RISK FACTOR SUMMARY

Risks Related to Our Business and Operations

•	We depend on residents for revenue and if residents fail to pay rent it may cause a material decline in our operating results.

•	Future unfavorable changes in economic conditions could adversely impact us.

•	Our concentration of investments in a single asset class makes our results of operations more vulnerable to a downturn in the multifamily sector.

•	Competition could limit our ability to lease apartments or increase or maintain rental income, and short-term leases make us more susceptible to these risks.

•	Redevelopment risks may cause our revenues and expenses to fluctuate significantly from one period to another which may result in losses.

•	Substantial inflationary pressures could adversely affect our financial condition or results of operations.

•	The loss of services of any of our senior officers or key employees and increased competition for personnel could adversely affect us and/or increase our labor costs.

•	We may fail to grow our portfolio through acquisitions or such acquisitions may not yield the cash flows expected.

•	Cybersecurity incidents and other technology disruptions could negatively impact our business.

•	Damage from catastrophic weather and other natural events could result in losses.

•	We may fail to produce accurate and timely financial statements.

•	We may acquire or develop properties through joint ventures, which may be riskier than our typical acquisitions.

•

Fluctuations in the cost, availability and quality of our materials and products from new or increased tariffs, trade barriers or otherwise, could increase our expenses or impact our property operations and renovations which could adversely affect our results of operations and financial condition.

•	Increased labor costs or labor shortages could lead to staffing shortages or renovation delays that could impact our financial results.

•	Geopolitical uncertainty or increased volatility in the U.S. economy could affect our business.

•	New infectious diseases could adversely affect our business operations.

•

The use of artificial intelligence in connection with our operations and marketing could subject us to reputational and legal risks due to potential inaccuracies, bias or data privacy problems that may result from the software being used.

Risks Associated with Debt Financing

•	We have, and may continue to, incur mortgage indebtedness and other borrowings and are not limited in the amount or percentage of indebtedness that we may incur, which may increase our business risk.

•	Debt financing and other required capital may not be available to us or may only be available on unfavorable terms.

•

Rising interest rates could both increase our borrowing costs, thereby adversely affecting our cash flows and the amounts available for distribution to our stockholders, and decrease our share price, if investors seek higher yields through other investments.

•	Failure to hedge effectively against interest rates may adversely affect our results of operations.

•	Lender-imposed restrictions may affect our ability to make distributions to our stockholders and otherwise affect our operating policies.

•	We may guaranty certain debt made to the entities that own our properties. In certain circumstances, we may be responsible for the satisfaction of the debt which could negatively impact our business.

•	We may be adversely affected by our use of SOFR as the base rate for our unsecured debt due to SOFR's limited history and its potential to be volatile.

Risks Related to Regulation and Compliance with Laws

•	We are subject to significant regulations, which could adversely affect our results of operations.

•	The costs of compliance with laws and regulations may adversely affect our net income and the cash available for any distributions.

•	A change in the United States government policy with regard to Fannie Mae and Freddie Mac could impact our financial condition.

United States Federal Income Tax Risks

•	Legislative or regulatory action could adversely affect the returns to our investors.

•	Dividends paid by REITs generally do not qualify for the reduced tax rates applicable to qualified dividend income provided under current law.

•	Failure to qualify as a REIT could have adverse consequences.

•	We may take action to maintain our REIT status which could adversely affect our overall financial performance.

•	Certain of our business activities are potentially subject to the prohibited transaction tax, which could reduce the return on any investment in our securities.

•	If our operating partnership, IROP, is not treated as a partnership or disregarded entity for U.S. federal income tax purposes, its income may be subject to taxation.

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

As of December 31, 2025, substantially all of our investments are concentrated in the multifamily apartment sector. As a result, we are subject to risks inherent in investments in a single type of property. A downturn or slowdown in the demand for multifamily housing may have more pronounced effects on our results of operations or on the value of our assets than if we had diversified our investments into more than one asset class.

Our operations are concentrated in the Southeast region of the United States; we are subject to general economic conditions in the regions in which we operate.

Our portfolio of properties consists primarily of multifamily communities geographically concentrated in the Southeast region of the United States, including, Atlanta, GA, Dallas, TX, Denver, CO, Columbus, OH, Indianapolis, IN, Raleigh-Durham, NC, Oklahoma City, OK, Nashville, TN, Houston, TX, and Tampa, FL. Our performance could be adversely affected by economic conditions in, and other factors relating to, these geographic areas, including supply and demand for multifamily communities in these areas, zoning and other regulatory conditions and competition from other communities and alternative forms of housing. In particular our performance is disproportionately influenced by job growth and unemployment. To the extent the economic conditions, job growth and unemployment in any of these markets deteriorate or any of these areas experiences natural disasters, the value of our portfolio, our results of operations and our ability to make payments on our debt and to make distributions could be adversely affected.

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

•

any future downturn or increased volatility in the U.S. economy and the related reduction in spending, reduced home prices and high unemployment may result in resident defaults under leases, vacancies at our multifamily communities and concessions or reduced rental rates under new leases due to reduced demand;

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

•	international military conflicts or geopolitical tensions could affect oil and gas prices, cause supply chain disruptions and increase cybersecurity risks.

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

The success of our investments depends upon the occupancy levels, rental revenue and operating expenses of our multifamily communities. Our revenues may be adversely affected by the general or local economic climate, local real estate considerations (such as oversupply of or reduced demand for multifamily units), the perception by prospective residents of the safety, convenience and attractiveness of the areas in which our multifamily communities are located (including the quality of local schools and other amenities), federal or state government policies, including policies related to immigration enforcement, that may impact our residents or the communities in which we operate, and increased operating costs (including real estate taxes and utilities).

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

During the year ended December 31, 2025, we recognized an aggregate of $12.8 million in impairment charges. A further decline in the fair value of our assets may require us to recognize an impairment against such assets under generally accepted accounting principles as in effect in the United States (“GAAP”), if we were to determine that, with respect to any assets in unrealized loss positions, we do not have the ability and intent to hold such assets to maturity or for a period of time sufficient to allow for recovery to the amortized cost of such assets. If such a determination were to be made, we would recognize unrealized losses through earnings and write down the amortized cost of such assets to a new cost basis, based on the fair value of such assets on the date they are considered to be impaired. Such impairment charges reflect non-cash losses at the time of recognition; and subsequent disposition or sale of such assets could further affect our future losses or gains, as they are based on the difference between the sale price received and adjusted amortized cost of such assets at the time of sale. If we are required to recognize asset impairment charges in the future, these charges could materially and adversely affect our financial condition, liquidity, results of operations and the per share trading price of our common stock.

Short- term resident leases expose us to the effects of declining market rent, which could adversely impact our ability to make cash distributions to our stockholders.

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

During 2025, the U.S. Federal Reserve decreased the target range for the federal funds rate by a total of 75 basis points in response to easing inflation with the goal of encouraging individuals and businesses to invest and spend. As of December 31, 2025, the federal funds rate was set at a range from 3.50% to 3.75% and this range was subsequently maintained at the U.S. Federal Reserve’s January 2026 meeting. In considering any adjustments to the target range for the federal funds rate, the U.S. Federal Reserve has indicated that it will carefully assess incoming economic data, the evolving outlook for inflation, and the balance of risks. Should the U.S. Federal Reserve raise the federal funds rate in the future, it will likely result in an increase in market interest rates, which will increase our interest expense under our variable-rate borrowings and the costs of refinancing existing indebtedness or obtaining new debt. In addition, increases in market interest rates may result in a decrease in the value of our real estate and a decrease in the market price of our common stock. Increases in market interest rates may also adversely affect the securities markets generally, which could reduce the market price of our common stock without regard to our operating performance. Any such unfavorable changes to our borrowing costs and stock price could significantly impact our ability to raise new debt and equity capital going forward.

We face competition from third parties, including other multifamily properties, which may limit our profitability and the return on any investment in our securities.

The multifamily industry is highly competitive. This competition may limit our ability to increase revenue and could reduce occupancy levels and revenues at our multifamily properties. We compete with many other entities engaged in real estate investment activities, including individuals, corporations, bank and insurance company investment accounts, other REITs, real estate limited partnerships, and other entities engaged in real estate investment activities. Many of these entities have significant financial and other resources, including operating experience, allowing them to compete effectively with us. Competitors with substantially greater financial resources than us may be able to accept more risk than we can effectively manage. In addition, those competitors that are not REITs may be at an advantage to the extent they can use working capital to finance projects, while we (and our competitors that are REITs) will be required by the annual distribution provisions under the Code to distribute significant amounts of cash from operations to our stockholders. Competition may also result in overbuilding of multifamily properties, causing an increase in the number of multifamily units available which could potentially decrease our occupancy and multifamily rental rates. We may also be required to expend substantial sums to attract new residents. The resale value of the property could be diminished because the market value of a particular property will depend principally upon the net revenues generated by the property. In addition, increases in operating costs due to inflation, tariffs or other trade barriers may not be offset by increased multifamily rental rates. Further, costs associated with real estate investment, such as real estate taxes and maintenance costs, generally are not reduced when circumstances cause a reduction in income from the investment. These events would cause a significant decrease in revenues and the trading price of our common stock, and could cause us to reduce the amount of distributions to our stockholders.

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

As of December 31, 2025, the average age of our multifamily communities was approximately 15.7 years. While the majority of our properties are newly-constructed or have undergone substantial renovations since they were constructed, older properties may carry certain risks including unanticipated repair costs, increased maintenance costs as older properties continue to age, and cost overruns due to the need for special materials and/or fixtures specific to older properties. Although we take a proactive approach to property preservation, utilizing a preventative maintenance plan, and selective improvements that mitigate the cost impact of maintaining exterior building features and aging building components, if we are not able to cost-effectively maximize the life of our properties, we may incur greater than anticipated capital expenditure costs which may adversely affect our ability to make distributions to our stockholders.

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

The properties or businesses that we have acquired, or may acquire, may be subject to unknown or contingent liabilities for which we have limited or no recourse against the sellers. Unknown or contingent liabilities might include liabilities related to, among other things, the cleanup or remediation of undisclosed environmental conditions, liens or clouds on title, hidden defects in the physical condition of the property, non-compliance with zoning laws, building codes, or other legal requirements, many of which may not be known to us at the time of acquisition, liabilities under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), claims of residents, vendors or other persons dealing with the entities prior to the acquisition of such property, tax liabilities, and accrued but unpaid liabilities whether incurred in the ordinary course of business or otherwise. If any claim was asserted against us relating to those properties, or if any adverse condition existed with respect to the properties or entities, we might have to pay substantial sums to settle or cure it, which could adversely affect our cash flow and operating results. While we will attempt to obtain appropriate representations and undertakings from the sellers of the properties or entities we acquire, many liabilities, including tax liabilities, may not be identified within the applicable contractual indemnification period, in which case we may have no recourse against any of the owners from whom we acquired such properties for these liabilities, or the sellers may not have the resources to satisfy their indemnification obligations if a liability arises. The existence of such liabilities could significantly adversely affect the value of the property subject to such liability.

Representations and warranties made by us in connection with sales of our properties may subject us to liability that could result in losses and could harm our operating results and, therefore distributions we make to our stockholders.

When we sell a property, we may be required to make representations and warranties regarding the property and other customary items. In the event of a breach of such representations or warranties, the purchaser of the property may have claims for damages against us, rights to indemnification from us or otherwise have remedies against us. In any such case, we may incur liabilities that could result in losses that could harm our operating results and, therefore distributions we make to our stockholders.

We rely on information technology systems in our operations, and any breach or security failure of those systems could materially adversely affect our business, results of operations, financial condition and reputation.

Our information technology networks and related systems are essential to our ability to conduct our day to day operations. In addition, our business requires us to collect and hold personally identifiable information of our residents and prospective residents, and our employees and their dependents, in connection with our leasing and property management activities. As a result, we face risks associated with security breaches, whether through cyber-attacks or cyber intrusions over the internet, malware, computer viruses, attachments to emails, persons who access our systems from inside or outside our organization and other significant disruptions of our information technology networks and related systems. Any such security breaches involving resident or employee information could also subject us to risks to our reputation, degradation of resident or employee relationships or competitiveness for residents and employees. We undertake various actions to maintain the security and integrity of our information technology networks and related systems and have implemented various measures to manage the risk of a security breach or disruption. We also maintain cyber liability insurance to provide some coverage for certain risks arising out of data and network breaches. However, we cannot be sure that our security efforts and measures will be effective or that our cyber liability insurance coverage will be sufficient in the event of a cyber incident.

Furthermore, certain components of our information technology network are dependent upon third-party service providers and we share personally identifiable information with many of these service providers so they can assist us with certain aspects of our business. Our third-party service providers are primarily responsible for the security of their own information technology environments and in certain instances, we rely significantly on third-party service providers to supply and store our sensitive data in a secure manner. All of these third-parties face risks relating to cybersecurity similar to ours which could disrupt their businesses or result in the disclosure of personally identifiable information that has been shared with them, and therefore adversely impact us. While we provide guidance and specific requirements in some cases, we do not directly control any of such parties’ information technology security operations, or the amount of investment they make in guarding against cybersecurity threats. Accordingly, we are subject to any flaws in or breaches to their information technology systems or those which they operate for us.

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

The use of, or inability to use, artificial intelligence by the Company presents risks and challenges that may adversely impact the Company's business and operating results.

The Company may use generative artificial intelligence and/or machine learning (collectively, “AI”) tools in the Company's operations. While AI tools may facilitate optimization and operational efficiencies, they also have the potential for inaccuracy, bias, infringement or misappropriation of intellectual property, and risks related to data privacy and cybersecurity. The use of AI tools may introduce errors or inadequacies that are not easily detectable, including deficiencies, inaccuracies, or biases in the data used for AI training, or in the content, analyses, or recommendations generated by AI applications. The results of such errors or inadequacies may adversely affect the Company's business, financial condition, and results of operations. The legal requirements relating to AI continue to evolve and remain uncertain, including how legal developments could impact the Company's business and ability to enforce the Company's proprietary rights or protect against infringement of those rights.

Cybersecurity threat actors may utilize AI tools to automate and enhance cybersecurity attacks against the Company. The Company utilizes software and platforms designed to detect such cybersecurity threats, including AI-based tools, but these threats could become more sophisticated and harder to detect and counteract, which may pose significant risks to the Company's data security and systems. Such cybersecurity attacks, if successful, could lead to data breaches, loss of confidential or sensitive information, and financial or reputational harm.

If the Company, or other third parties with which the Company conduct business, experiences an actual or perceived breach of privacy or security incident due to the use of AI, the Company may be adversely impacted, lose confidential information, and incur harm to the Company's reputation and the public perception of the effectiveness of the company's security measures.

In addition, investors, analysts, and other market participants may use AI tools to process, summarize or interpret the Company's financial information or other data about the Company. The use of AI tools in financial and market analysis may introduce risks similar to those described above, including an inaccurate interpretation of the Company's financial or operational performance or market trends or conditions, which in turn could result in inaccurate conclusions or investment recommendations.

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

If new U.S. government regulations (i) heighten Fannie Mae’s and Freddie Mac’s underwriting standards, (ii) adversely affect interest rates and/or (iii) continue to reduce the amount of capital they can make available to the multifamily sector, it could reduce or remove entirely a vital resource for multifamily financing. Any potential reduction in loans, guarantees and credit-enhancement arrangements from Fannie Mae and Freddie Mac could jeopardize the effectiveness of the multifamily sector’s available financing and decrease the amount of available liquidity and credit that could be used to acquire and diversify our portfolio of multifamily assets, as well as dispose of our multifamily assets upon our liquidation, and our ability to refinance our existing mortgage obligations as they come due and obtain additional long-term financing for the acquisition of additional multifamily communities on favorable terms or at all. In addition, there has been and continues to be discussion about restructuring and privatizing Fannie Mae and Freddie Mac, and there is uncertainty regarding the impact of this action on us and buyers of our properties.

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

Certain of our properties are located in areas that have experienced and may experience catastrophic weather or other natural events from time to time, including fires, snow or ice storms, windstorms or hurricanes, earthquakes, flooding, prolonged periods of extreme temperatures or other severe weather. To the extent that extreme weather or natural events become more common or severe in areas where our communities are located, as a result of changes in the climate or otherwise, we could experience a significant increase in insurance premiums and deductibles, or a decrease in the availability of coverage, which may adversely affect our financial condition or results of operations. These adverse weather and natural events could cause damage or losses that may be greater than available insurance proceeds. In the event of a loss in excess of insured limits, we could lose our capital invested in the affected property, as well as anticipated future revenue related to the property. We could also continue to be obligated to repay any mortgage indebtedness related to the property.

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

The extent of the effect of a future outbreak of infectious disease on our operational and financial performance will depend on future developments of the infectious disease, the spread and intensity of any such infectious disease and the availability, inoculation rate and effectiveness of any vaccines, all of which are uncertain and difficult to predict.

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

As a real estate company, we are subject to various changes in real estate conditions and any negative trends in such real estate conditions may adversely affect our results of operations through decreased revenues or increased costs. These conditions include:

•

changes in national, regional and local economic conditions, which may be negatively impacted by concerns about inflation, deflation, government deficits, tax and fiscal legislation, political uncertainty, government shutdowns, high unemployment rates, decreased consumer confidence and liquidity concerns, particularly in markets in which we have a high concentration of properties;

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
•

weather conditions that may increase or decrease energy costs, increase insurance costs and/or premiums, decrease the availability of insurance coverage, increase the risks of property damage, and other weather-related expenses;

•

civil unrest, acts of God, including earthquakes, floods, hurricanes and other natural disasters, which may result in uninsured losses, acts of war or terrorism, or other natural or human causes beyond our control, which may disrupt or interrupt our operations;

•	oversupply of multifamily housing or a reduction in demand for real estate in the markets in which our properties are located;
•	a favorable interest rate environment that may result in a significant number of potential residents of our multifamily communities deciding to purchase homes instead of renting;
•	changes in, or increased costs of compliance with, laws and/or governmental regulations, including those governing usage, zoning, the environment and taxes;
•	rent control or stabilization laws, or other laws regulating rental housing, which could prevent us from raising rents to offset increases in operating costs; and
•	fluctuations in the cost, availability and quality of building materials and supplies.

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

Our properties may be subject to increases in tax rates, utility costs, operating expenses, insurance costs, repairs and maintenance, administrative and other expenses. Real estate taxes, utilities costs and insurance premiums, in particular, are subject to significant increases and fluctuations, which can be widely outside of our control. A number of our markets had tax reassessments in 2025 and we expect this to continue in future years. If our costs continue to rise, without being offset by a corresponding increase in rental rates, our results of operations could be negatively impacted, and our ability to pay our dividends and distributions and senior debt could be affected.

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

We face the risk of fluctuations in the cost, availability and quality of our materials and products from new or increased tariffs or otherwise, which could increase our expenses or impact operations and renovations and adversely affect our results of operations and financial condition.

Rapidly evolving U.S. trade and tariff policies, together with retaliatory measures by U.S. trading partners, have created uncertainty about future relationships between the United States and other countries with respect to trade policies, treaties and tariffs. Such uncertainty limits our ability to anticipate, plan for, or effectively mitigate the adverse impacts of such measures on our operations and supply chain costs. The potential disruptions in the supply or cost of materials or products or the inability of contractors to perform on a timely basis, or at all, due to new or higher tariffs or otherwise, could cause delays in completing ongoing or future value add projects and other capital improvements at our multifamily communities and development projects. In addition, developments with respect to trade and tariff policies, or the perception that such developments could occur, and the uncertainty related to such developments, could impact tenants or prospective tenants and could adversely affect our ability to lease our properties, which in turn could have a material adverse effect on our business, results of operations and financial condition.

We face risks of increased labor costs or shortages in available labor which may increase our expenses or impact our property operations and renovations and adversely affect our results of operations and financial condition.

Changes in immigration policy, increased enforcement actions, or shifts in the geopolitical landscape may significantly reduce the availability of foreign-born workers, leading to critical staffing shortages, increased wage-driven operational costs, and project delays, particularly within sectors heavily reliant on migrant labor such as construction, which may have an adverse effect on our business, results of operation and financial condition.

We face risks of using artificial intelligence in connection with our leasing and management operations that may adversely affect our results of operations and financial condition.

We use software to assist with marketing, leasing and managing our apartments, including screening applications, that may incorporate the use of artificial intelligence. Key risks of using artificial intelligence enabled software include algorithmic bias leading to fair housing violations, data privacy breaches, and lack of transparency in applicant screening. Automated systems may illegally inflate rates, create discriminatory rental approval patterns, or introduce errors in financial modeling, requiring human oversight to avoid legal liabilities, which could result in adverse effects on our business, operating results and financial condition.

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

In financing our property acquisitions, we may seek to obtain secured nonrecourse loans. However, only recourse financing may be available, in which event, in addition to the property securing the loan, the lender would have the ability to look to our other assets for satisfaction of the debt if the proceeds from the sale or other disposition of the property securing the loan are insufficient to fully repay it. Also, in order to facilitate the sale of a property, we may allow the buyer to purchase the property subject to an existing loan whereby we may remain responsible for certain liabilities associated with the debt.

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

As of December 31, 2025, $798.9 million of our $2,271.0 million of total outstanding consolidated indebtedness bore interest at variable rates. If interest rates were to increase, our debt service obligations on the variable rate consolidated indebtedness would increase even though the amount borrowed would remain the same, and our net income and cash flows would correspondingly decrease. In order to partially mitigate our exposure to increases in interest rates, we have entered into interest rate swaps and collars on all $798.9 million of our variable rate debt, which involve the exchange of variable for fixed rate interest payments. Taking into account our current interest rate swap and collar agreements, a 100-basis point increase in interest rates would result in no increase in annual interest expense. See Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Interest Rate Risk and Sensitivity.” To the extent that we use derivative financial instruments to hedge our exposure to variable rate consolidated indebtedness, we may be exposed to credit, basis and legal enforceability risks. Derivative financial instruments may include interest rate swap contracts, interest rate cap or floor contracts, futures or forward contracts, options or repurchase agreements. In this context, credit risk is the failure of the counterparty to perform under the terms of the derivative contract. If the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us. Basis risk occurs when the index upon which the contract is based is more or less variable than the index upon which the hedged asset or liability is based, thereby making the hedge less effective. Finally, legal enforceability risks encompass general contractual risks, including the risk that the counterparty will breach the terms of, or fail to perform its obligations under, the derivative contract. Moreover, hedging strategies involve transaction and other costs. If we are unable to manage these risks and costs effectively, our results of operations, financial condition and ability to make distributions may be adversely affected.

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

The REIT provisions of the Code may limit our ability to hedge the risks inherent to our operations. Any income or gain derived by us from transactions that hedge certain risks, such as the risk of changes in interest rates, will not be treated as gross income for purposes of either the 75% or the 95% Gross Income Test, as defined in Exhibit 99.1 “Material U.S. Federal Income Tax Considerations” of this Annual Report, provided specific requirements are met. Such requirements include that the hedging transaction be properly identified within prescribed time periods and that the transaction either (i) hedges risks associated with indebtedness issued by us that is incurred to acquire or carry real estate assets or (ii) manages the risks of currency fluctuations with respect to income or gain that qualifies under the 75% or 95% Gross Income Test (or assets that generate such income). To the extent that we do not properly identify such transactions as hedges, hedge with other types of financial instruments, or hedge other types of indebtedness, the income from those transactions will not be treated as qualifying income for purposes of the 75% and 95% Gross Income Tests. As a result of these rules, we may have to limit the use of hedging techniques that might otherwise be advantageous, which could result in greater risks associated with interest rate or other changes than we would otherwise incur.

There is refinancing risk associated with our debt.

We expect that we will incur additional indebtedness in the future. Certain of our outstanding debt contains, and we may in the future acquire or finance properties with debt containing, limited or no principal amortization, which would require that the principal be repaid at the maturity of the loan in a so-called “balloon payment.” As of December 31, 2025, the financing arrangements of our outstanding indebtedness could require us to make lump-sum or “balloon” payments of approximately $2,202.0 million at maturity dates that range from 2026 to 2034. At the maturity of these loans, assuming we do not have sufficient funds to repay the debt, we will need to refinance the debt. If the credit environment is constrained at the time of our debt maturities, we would have a very difficult time refinancing debt. In addition, for certain loans, we locked in our fixed-rate debt at a point in time when we were able to obtain favorable interest rate, principal payments and other terms. When we refinance our debt, prevailing interest rates and other factors may result in us paying a greater amount of debt service, which will adversely affect our cash flow and our ability to make distributions to our stockholders. If we are unable to refinance our debt on acceptable terms, we may be forced to choose from a number of unfavorable options, including agreeing to otherwise unfavorable financing terms on one or more of our unencumbered assets, selling one or more properties at disadvantageous terms, including unattractive prices, or defaulting on the mortgage and permitting the lender to foreclose. Any one of these options could have a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our stockholders.

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

The credit agreement governing our unsecured revolving credit facility and unsecured term loans (the “Unsecured Credit Agreement”) provides that the benchmark for our debt is determined using the SOFR, unless SOFR is unavailable.

As of December 31, 2025, we had $798.9 million of such unsecured debt and interest rate swaps and collars with an aggregate notional value of $800.0 million outstanding that were indexed to SOFR. In addition, we had $551.1 million of available liquidity under our Unsecured Revolver that would be indexed to SOFR upon borrowing.

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

Fitch and Standard & Poor’s, two of the major debt rating agencies, routinely evaluate our debt and have each assigned us investment grade ratings of BBB on our senior unsecured debt. These ratings are based upon a number of factors, which include their assessment of our financial strength, liquidity, capital structure, asset quality and sustainability of cash flow and earnings. Due to changes in market conditions, we may not be able to maintain our current credit ratings, which could adversely affect our cost of funds and related margins, liquidity and access to capital markets.

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

Dividends paid by REITs are generally not eligible for the 20% maximum tax rate that applies to qualified dividend income of individuals. The more favorable rates applicable to qualified dividend income could cause stockholders who are individuals to perceive investments in REITs to be relatively less attractive than investments in the stock of non-REIT corporations that pay dividends to which more favorable rates apply, which could reduce the value of the stocks of REITs. However, ordinary income dividends from REITs are treated as income from a pass-through entity and are eligible for a 20% deduction. As a result, our ordinary income dividends will be taxed at 80% of an individual’s marginal tax rate. The current maximum rate for individuals is 37%, resulting in a maximum tax rate of 29.6% on our dividends after application of the 20% deduction. Dividends from REITs as well as regular corporate dividends will also be subject to a 3.8% Medicare surtax for taxpayers with modified adjusted gross income above $200,000 (if single) or $250,000 (if married and filing jointly).

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
•

for tax years beginning after December 31, 2022, we would possibly also be subject to certain taxes enacted by the Inflation Reduction Act of 2022 that are applicable to non-REIT corporations such as the nondeductible one percent excise tax on certain stock repurchases;

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
•

two- thirds of the votes entitled to be cast by holders of voting stock of the corporation, other than shares held by the interested stockholder with whom or with whose affiliate the business combination is to be effected, or held by an affiliate or associate of the interested stockholder.

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

We may use artificial intelligence in connection with our social media marketing. Such use of artificial intelligence could increase risks related to algorithmic bias creating discriminatory or off-brand content, data privacy breaches, and the generation of misinformation. In the event any of these risks occur, we could damage our reputation or become subject to potential legal risks regarding copyright or intellectual property violations and regulatory compliance enforcement, which could adversely affect our business and results of operations.

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

Our business may be adversely affected by social, political and economic instability, unrest or disruption, including legal, regulatory and policy changes by a new presidential administration in the U.S., protests, demonstrations, immigration enforcement, strikes, riots, civil disturbance, disobedience, insurrection, or social and other political unrest. Such events may result in restrictions, curfews or other actions and give rise to significant changes in regional and global economic conditions and cycles, which may adversely affect our financial condition and operations.

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

Our Executive Vice President of Technology has extensive cybersecurity knowledge and skills gained from over seven years of work experience on the security team at IRT and an extensive career in the technology and cybersecurity industries. Our Executive Vice President of Technology heads the team responsible for implementing and maintaining cybersecurity and data protection practices at IRT and reports directly to the President and Chief Financial Officer.

ITEM 2.    Properties

We hold fee title to all of the multifamily properties in our portfolio (other than four properties owned by unconsolidated joint ventures in which we hold interests and one development property). The following table presents an overview of our consolidated portfolio as of December 31, 2025(including one development property).

Market	Property Count	Units (a)	Gross Cost	Accumulated Depreciation	Net Book Value	Period End Occupancy (b)	Average Occupancy (c)	Average Effective Rent per Occupied Unit (d)
Atlanta, GA	13	5,180	$1,132,430	$(164,387)	$968,043	94.7%	93.8%	$1,570
Austin, TX	1	256	61,552	(8,990)	52,562	96.9%	95.3%	1,784
Charleston, SC	2	518	84,269	(19,710)	64,559	95.3%	94.9%	1,776
Charlotte, NC	4	1,014	263,466	(25,875)	237,591	95.7%	94.7%	1,660
Cincinnati, OH	2	542	127,244	(14,956)	112,288	97.6%	96.9%	1,696
Columbus, OH	10	2,510	385,826	(65,867)	319,959	95.2%	95.7%	1,547
Dallas, TX	14	4,007	898,823	(122,773)	776,050	96.9%	96.0%	1,807
Denver, CO	8	2,018	559,005	(54,361)	504,644	92.8%	93.9%	1,811
Greenville, SC	1	702	127,920	(15,528)	112,392	95.1%	93.5%	1,265
Houston, TX	5	1,308	218,032	(25,026)	193,006	96.8%	96.4%	1,457
Huntsville, AL	4	1,051	242,892	(26,331)	216,561	95.1%	95.4%	1,403
Indianapolis, IN	8	2,259	361,777	(47,878)	313,899	94.3%	95.3%	1,499
Lexington, KY	3	886	168,248	(19,956)	148,292	97.6%	96.9%	1,506
Louisville, KY	3	794	100,837	(25,914)	74,923	96.3%	96.2%	1,349
Memphis, TN	4	1,383	160,512	(45,234)	115,278	91.5%	92.9%	1,459
Myrtle Beach, SC - Wilmington, NC	3	628	69,993	(15,213)	54,780	94.9%	95.1%	1,382
Nashville, TN	5	1,508	379,975	(45,190)	334,785	96.1%	95.8%	1,614
Oklahoma City, OK	8	2,147	347,624	(56,331)	291,293	95.6%	96.0%	1,266
Orlando, FL	4	1,260	283,559	(16,566)	266,993	86.2%	90.4%	1,900
Raleigh - Durham, NC	6	1,690	259,425	(57,297)	202,128	93.8%	94.9%	1,537
San Antonio, TX	1	306	57,743	(6,870)	50,873	98.0%	97.4%	1,441
Tampa-St. Petersburg, FL	6	1,791	398,423	(52,094)	346,329	96.1%	95.8%	1,930
TOTAL	115	33,758	$6,689,575	$(932,347)	$5,757,228	94.9%	95.0%	$1,593

(a)	Units represent the total number of units in each market at December 31, 2025, including 296 units at Flatiron Flats development property.

(b)

Period end occupancy for each of our properties is calculated as (i) total units rented as of December 31, 2025 divided by (ii) total units available for rent as of December 31, 2025, expressed as a percentage. Excludes Flatiron Flats, which, as of December 31, 2025, was in lease-up phase and had not reached 90% occupancy.

(c)

Average occupancy represents the daily average occupancy of available units for the three-month period ended December 31, 2025. Excludes Flatiron Flats, which, as of December 31, 2025, was in lease-up and had not reached 90% occupancy.

(d)

Average effective monthly rent, per unit, represents the average monthly rent for all occupied units for the three-month period ended December 31, 2025. Excludes Flatiron Flats, which, as of December 31, 2025, was in lease-up and had not reached 90% occupancy.

Additional information on our consolidated properties is contained in “Schedule III - Real Estate and Accumulated Depreciation” in this Annual Report, which is incorporated herein by reference.

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

On July 2, 2025, the Attorney General of Kentucky filed a complaint against RealPage and nine other defendants who own and/or manage multifamily residential rental housing, including IRT, on behalf of the Commonwealth of Kentucky, also alleging that the defendants conspired to fix, raise, maintain, and stabilize rent prices in violation of Section 1 of the Sherman Act. On September 15, 2025, IRT and other defendants in the complaint filed motions to dismiss the case. On February 2, 2026, the court denied the motions to dismiss. This proceeding is in the early stages, and it is not possible for the Company to predict the outcome nor is it possible to estimate the amount of loss, if any, which may be associated with an adverse decision in this matter. We deny all allegations of wrongdoing in connection with the complaint and intend to defend against these claims vigorously. We are engaged in certain other legal proceedings, as disclosed in Note 12, “Commitments and Contingencies”, which disclosure is incorporated herein by reference.

ITEM 4.    Mine Safety Disclosures

Not applicable.

PART II

ITEM 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The information required by Item 201(d) of Regulation S-K is incorporated herein by reference to the registrant's definitive proxy statement, under “Equity Compensation Plan Information”, to be filed with the SEC within 120 days of the end of the fiscal year.

Market Information; Holders

Our common stock is listed and traded on the New York Stock Exchange (“NYSE”) under the symbol “IRT”. At the close of business on February 12, 2026, the closing price for our common stock on the NYSE was $15.93 per share and there were 4,287 holders of record, one of which is the holder for all beneficial owners who hold in street name.

Dividends

Our quarterly dividend rate is currently $0.17 per common share. Our Board of Directors reviews and declares the dividend rate quarterly. Actual dividends paid by us will be affected by a number of factors, including, but not limited to, the revenues received from our multifamily communities, our operating expenses, the interest expense incurred on borrowings and anticipated capital expenditures. We expect to make future quarterly distributions to stockholders; however, future distributions will be at the discretion of our Board of Directors and will depend on our actual funds from operations, our financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Code (see “Business - Qualification as a Real Estate Investment Trust” above) and such other factors as our Board of Directors deems relevant.

PERFORMANCE GRAPH

The following graph compares the index of the cumulative total stockholder return on our common stock for the measurement period beginning December 31, 2020 and ending December 31, 2025 with the cumulative total returns of the National Association of Real Estate Investment Trusts (NAREIT) Equity REIT index and the Russell 3000 Index. The following graph assumes that each index was 100 on the initial day of the relevant measurement period and that all dividends were reinvested.

Unregistered Sales of Equity Securities

As of January 1, 2025, an aggregate of 5,941,643 IROP units were outstanding and held by unaffiliated third parties. As discussed above, holders of IROP units may tender their units to us for cash in an amount equal to the market price (based on a trailing average computation) of an equivalent number of shares of IRT common stock at the time we receive notice of the exchange. We have the option, in lieu of paying cash, to settle the exchange for a number of shares of IRT common stock equal to the number of IROP units tendered for exchange. When we do issue shares of common stock the shares are exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended. We issued no shares of common stock in exchange for an equal number of IROP units during the year ended December 31, 2025. An aggregate of 5,941,643 IROP units held by unaffiliated third parties were outstanding at December 31, 2025 and as of February 17, 2026.

Issuer Purchases of Equity Securities

On May 18, 2022, our Board of Directors authorized a Stock Repurchase Program covering the repurchase of up to $250 million in shares of our common stock. Under the Stock Repurchase Program, we, in our discretion, may purchase our shares of common stock from time to time in the open market or in privately negotiated transactions. The following table summarizes our repurchases of common stock under our Stock Repurchase Program during the quarter ended December 31, 2025:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Be Purchased Under the Plans or Programs (in thousands)
October 2025	—	—	—	—
November 2025	1,872,684	$16.00	1,872,684	$220,000
December 2025	—	—	—	—

ITEM 6.     Reserved

ITEM 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help provide an understanding of our business, financial condition and results of operations. This MD&A should be read in conjunction with our Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements included elsewhere in this Annual Report. This Annual Report, including the following MD&A, contains forward-looking statements regarding future events or trends that are intended to be made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

These forward-looking statements are based upon the current beliefs and expectations of our management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are difficult to predict and generally beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. We assume no obligation to update or supplement forward-looking statements because of subsequent events. Actual results may differ materially from the anticipated results discussed in these forward-looking statements. Factors which may cause our actual results or performance to differ materially from those contemplated by forward-looking statements include, but are not limited to, the following:

•	Unfavorable changes in economic conditions, either nationally or regionally in one or more of the markets in which we operate, could adversely impact us;
•	Short-term leases expose us to the effects of declining rents;
•	Competition could limit our ability to lease our units or increase or maintain rental income;
•	Redevelopment risks could impact our profitability;
•	Impairment charges;
•	Labor and materials required for maintenance, repair, renovation or capital expenditure may be more expensive than anticipated or significantly delayed;
•	Competition could adversely affect our ability to acquire properties;
•	Our acquisition strategy may not produce the cash flows expected;
•	Failure to qualify as a REIT could have adverse consequences;
•	Litigation risks could affect our business;
•	A cybersecurity incident and other technology disruptions could negatively impact our business;
•	Damage from catastrophic weather and other natural events could result in losses;
•	Volatility in capital markets may result in fluctuations in our share price;
•	Debt financing and other required capital may not be available to us or may only be available on adverse terms;
•	Substantial inflationary or deflationary pressures could adversely affect our financial condition or results of operations;
•

Rising interest rates could both increase our borrowing costs, thereby adversely affecting our cash flows and the amounts available for distribution to our stockholders, and decrease our share price, if investors seek higher yields through other investments;

•

any future downturn or increased volatility in the U.S. economy and the related reduction in spending, reduced home prices and high unemployment may result in resident defaults  under leases, vacancies at our multifamily communities and concessions or reduced rental rates under new leases due to reduced demand;

•	international military conflicts or geopolitical tensions could affect oil and gas prices, cause supply chain disruptions and increase cybersecurity risks;
•

fluctuations in the costs, availability and quality of building materials and supplies, due to tariffs, trade barriers or otherwise, could adversely affect our financial condition or results of operations;

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

Business Objective and Investment Strategies

See Item 1. Business for discussion regarding our business objective and investment strategies and for an additional discussion regarding developments in our business during 2025.

Results of Operations

The following discussion is based on our Consolidated Financial Statements for the years ended December 31, 2025 and 2024. Refer to Item 7, “Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2024 for a comparison of the year ended December 31, 2024 to the year ended December 31, 2023.

Year Ended December 31, 2025 Compared to the Year Ended December 31, 2024

	SAME-STORE PORTFOLIO				NON SAME-STORE PORTFOLIO				CONSOLIDATED
(Dollars in thousands)	Year Ended December 31,				Year Ended December 31,				Year Ended December 31,
			Increase	%			Increase	%			Increase	%
	2025	2024	(Decrease)	Change	2025	2024	(Decrease)	Change	2025	2024	(Decrease)	Change
Property Data:
Number of properties (1)	105	105	—	—	9	8	1	12.5%	114	113	1	0.9%
Number of units (1)	30,502	30,502	—	—	2,960	3,113	(153)	(4.9)%	33,462	33,615	(153)	(0.5)%
Average occupancy (1)	95.4%	95.1%	0.3%	0.3%	91.1%	90.3%	0.8%	0.9%	95.0%	95.0%	(0.0)%	(0.0)%
Average effective monthly rent, per unit (1)	$1,578	$1,565	$13	0.8%	$1,765	$1,604	$161	10.0%	$1,588	$1,572	$16	1.0%
Revenue:
Rental and other property revenue	$595,601	$585,431	$10,170	1.7%	$60,880	$53,482	$7,398	13.8%	$656,481	$638,913	$17,568	2.7%
Expenses:
Property operating expenses	215,550	214,436	1,114	0.5%	23,607	21,152	2,455	11.6%	239,157	235,588	3,569	1.5%
Net Operating Income	$380,051	$370,995	$9,056	2.4%	$37,273	$32,330	$4,943	15.3%	$417,324	$403,325	$13,999	3.5%
Other Revenue:
Other revenue									$1,215	$1,122	$93	8.3%
Corporate and other expenses:
Property management expenses									30,107	29,923	184	0.6%
General and administrative expenses									23,966	24,245	(279)	(1.2)%
Depreciation and amortization expense									243,241	220,854	22,387	10.1%
Casualty losses									1,314	3,935	(2,621)	(66.6)%
Interest expense									(78,998)	(76,141)	(2,857)	3.8%
Gain on sale (loss on impairment) of real estate assets, net									6,147	(9,862)	16,009	(162.3)%
(Loss) gain on extinguishment of debt									(67)	200	(267)	(133.5)%
Other loss									(352)	(1)	(351)	35100.0%
Income from investments in unconsolidated real estate entities									11,066	347	10,719	3089.0%
Net income									$57,707	$40,033	$17,674	44.1%
Income allocated to noncontrolling interests									(1,149)	(742)	(407)	54.9%
Net income available to common shares									$56,558	$39,291	$17,267	43.9%

(1)	Excludes our one development project. See Non-GAAP Financial Measures for our definition of a development property and our methodology for determining same-store properties.
(2)	Excludes one former development project that reached overall occupancy of 90.0% during the three months ended December 31, 2024.

Revenue

Rental and other property revenue. Rental and other property revenue increased $17.6 million to $656.5 million for the year ended December 31, 2025 from $638.9 million for the year ended December 31, 2024. The increase was primarily attributable to a $10.2 million increase in same-store rental and other property revenue, driven by a 0.8% increase in average effective monthly rents and a 0.3% increase in average occupancy compared to the prior year period and to a $7.4 million increase in non same-store rental and other property revenue driven by the acquisition of three properties in the second half of 2024, and three properties in 2025.

Expenses

Property operating expenses. Property operating expenses increased $3.6 million to $239.2 million for the year ended December 31, 2025 from $235.6 million for the year ended December 31, 2024. The increase was primarily due to a $2.5 million increase in non same-store property operating expenses, due to the acquisition of  three properties in the second half of 2024 and three properties in 2025 and by a $1.1 million increase in same-store property operating expenses primarily due to higher advertising expense, contract services (landscaping, trash, cable/internet, janitorial), and utilities costs, partially offset by a decrease in property insurance, turnover costs, payroll expense and real estate taxes.

Depreciation and amortization expense. Depreciation and amortization expense increased $22.4 million to $243.2 million for the year ended December 31, 2025 from $220.9 million for the year ended December 31, 2024. The increase was primarily due to depreciation expenses driven by capital expenditures related to our Value Add Initiative and higher intangible asset amortization expenses from our property acquisitions in 2025, compared to the prior year period. This was partially offset by lower depreciation expenses from the sale of seven properties in 2024 compared to the sale of two properties in 2025.

Casualty losses. Casualty losses decreased $2.6 million to $1.3 million for the year ended December 31, 2025 from $3.9 million for the year ended December 31, 2024. The decrease was primarily due to a decrease in the number and severity of casualty events in 2025 compared to 2024 where the carrying value of the damage exceeded insurance proceeds due to policy deductibles.

Interest expense. Interest expense increased $2.9 million to $79.0 million for the year ended December 31, 2025 from $76.1 million for the year ended December 31, 2024 primarily due to lower capitalized interest on our real estate under development, higher amortization of deferred financing costs associated with the refinancing of our unsecured credit agreement on January 8, 2025, partially offset by lower average borrowings under our unsecured revolver.

Gain on sale (loss on impairment) of real estate assets, net. During the year ended December 31, 2025, we sold two multifamily properties, recognizing a gain on sale of $19.0 million in connection with one of the properties and an impairment loss of $12.8 million in connection with one property held for sale. During the year ended December 31, 2024, we sold seven multifamily properties, resulting in an aggregate gain on sale of $11.1 million. In addition, as of December 31, 2024, we identified one multifamily property as held for sale and recorded a loss on impairment of $21.0 million as a result of the carrying value of the real estate exceeding the expected sales price, less transaction costs.

Income from investments in unconsolidated real estate entities. Income from investments in unconsolidated real estate entities increased by $10.7 million for the year ended December 31, 2025 from $0.3 million for the year ended December 31, 2024. The increase was primarily due to a gain on sale of $10.6 million during the three months ended September 30, 2025 attributable to the sale of an operating property in Richmond, Virginia on July 21, 2025 by an unconsolidated joint venture (Metropolis at Innsbrook) in which we held an 84.8% ownership interest.

Non-GAAP Financial Measures

Funds from Operations (“FFO”) and Core Funds from Operations (“CFFO”)

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

CFFO is a computation made by analysts and investors to measure a real estate company’s operating performance by removing the effect of items that do not reflect ongoing property operations, including depreciation and amortization of other items not included in FFO, and other non-cash or non-operating gains or losses related to items such as casualty (gains) losses, loan premium accretion and discount amortization, debt extinguishment costs and restructuring costs from the determination of FFO.

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

Set forth below is a reconciliation of net income (loss) to FFO and CFFO for the years ended December 31, 2025, 2024 and 2023 (in thousands, except share and per share information):

	For the Year Ended December 31,		For the Year Ended December 31,		For the Year Ended December 31,
	2025		2024		2023
	Amount	Per Share(1)	Amount	Per Share(2)	Amount	Per Share(2)
Net income (loss)	$57,707	$0.24	$40,033	$0.17	$(17,807)	$(0.08)
Adjustments:
Real estate depreciation and amortization	241,462	1.00	219,360	0.95	217,716	0.94
Our share of real estate depreciation and amortization from investments in unconsolidated real estate entities	1,898	0.01	1,581	0.01	2,115	0.01
(Gain on sale) loss on impairment of real estate assets net, excluding prepayment gains	(4,577)	(0.02)	11,815	0.05	68,447	0.30
Gain on sale of real estate associated with unconsolidated real estate entities	(10,576)	(0.04)	—	—	—	—
FFO	$285,914	$1.19	$272,789	$1.18	$270,471	$1.17

FFO	$285,914	$1.19	$272,789	$1.18	$270,471	$1.17
Adjustments:
Other depreciation and amortization	1,779	0.01	1,493	0.01	1,252	0.01
Casualty losses	1,314	0.01	3,935	0.02	925	0.01
Loan (premium accretion) discount amortization, net	(8,028)	(0.03)	(9,167)	(0.04)	(10,899)	(0.04)
Prepayment (gains) losses on asset dispositions	(1,570)	(0.01)	(1,953)	(0.01)	(1,900)	(0.01)
Loss (gain) on extinguishment of debt	67	—	(200)	—	124	—
Other loss	352	—	1	—	743	—
Restructuring costs	—	—	—	—	3,213	0.01
CFFO	$279,828	$1.17	$266,898	$1.16	$263,929	$1.15

(1)	Based on 239,865,259, 230,741,085, and 230,364,184 weighted average shares and units outstanding for the years ended December 31, 2025, 2024, and 2023, respectively.

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

Set forth below is a reconciliation of GAAP net income to Same-Store Portfolio(a) NOI for the years ended December 31, 2025 and 2024 (in thousands):

	Year Ended December 31,
	2025	2024	% change
Net income	$57,707	$40,033	44.1%
Other revenue	(1,215)	(1,122)	8.3%
Property management expenses	30,107	29,923	0.6%
General and administrative expenses	23,966	24,245	(1.2)%
Depreciation and amortization expense	243,241	220,854	10.1%
Casualty losses	1,314	3,935	(66.6)%
Interest expense	78,998	76,141	3.8%
(Gain on sale) loss on impairment of real estate assets, net	(6,147)	9,862	(162.3)%
Loss (gain) on extinguishment of debt	67	(200)	(133.5)%
Other loss	352	1	35100.0%
Income from investments in unconsolidated real estate entities	(11,066)	(347)	3089.0%
NOI	417,324	403,325	3.5%
Less: Non same-store portfolio NOI	37,273	32,330	15.3%
Same-store portfolio (a) NOI	$380,051	$370,995	2.4%

(a)	Same-Store Portfolio for the years ended December 31, 2025 and 2024 included 105 properties containing 30,502 units.

Set forth below is Same-Store Portfolio (a) NOI for the years ended December 31, 2025 and 2024 (in thousands, except per unit data):

	Year Ended December 31,
	2025	2024	% change
Revenue:
Rental and other property revenue	$595,601	$585,431	1.7%
Property Operating Expenses
Real estate taxes	67,926	68,534	(0.9)%
Property insurance	13,323	15,174	(12.2)%
Personnel expenses	47,460	48,068	(1.3)%
Utilities	29,720	28,923	2.8%
Repairs and maintenance	18,836	18,872	(0.2)%
Contract services	22,927	21,276	7.8%
Advertising expenses	9,079	7,380	23.0%
Other expenses	6,279	6,209	1.1%
Total property operating expenses	215,550	214,436	0.5%
Same-store portfolio (a) NOI	$380,051	$370,995	2.4%
Same-store portfolio NOI Margin	63.8%	63.4%	0.4%
Average Occupancy	95.4%	95.1%	0.3%
Average effective monthly rent, per unit	$1,578	$1,565	0.8%

(a)	Same-Store Portfolio for the years ended December 31, 2025 and 2024 included 105 properties containing 30,502 units.

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

Our primary cash requirements are to:

•	make investments, continue our Value Add Initiatives, and improve the quality and performance of our properties;

•	repay our indebtedness;

•	fund costs necessary to maintain our properties;

•	continue funding our current real estate developments until completion;

•	pay our operating expenses; and

•

distribute a minimum of 90% of our REIT taxable income (determined without regard to the deduction for dividends paid and excluding net capital gain) and to make investments in a manner that enables us to maintain our qualification as a REIT.

We intend to meet our liquidity requirements primarily through a combination of one or more of the following:

•	the use of our cash and cash equivalents of $23.6 million as of December 31, 2025;

•	existing and future unsecured financing, including advances under our unsecured revolver, and financing secured directly or indirectly by the apartment properties in our portfolio;

•	cash generated from operating activities;

•	net cash proceeds from property sales, including sales undertaken as part of our capital recycling strategy, and other sales; and

•	proceeds from the sales of our common stock and other equity securities, including common stock that may be sold under our ATM Program (as defined below).

Stock Repurchase Program

On May 18, 2022, our Board of Directors authorized a common stock repurchase program (the “Stock Repurchase Program”) covering up to $250.0 million in shares of our common stock. Under the Stock Repurchase Program, we, in our discretion, may purchase our shares from time to time in the open market or in privately negotiated transactions. The amount and timing of the purchases will depend on a number of factors, including the price and availability of our shares, trading volumes and general market conditions. The Stock Repurchase Program has no time limit and may be suspended or discontinued at any time. During the year ended December 31, 2025, we repurchased and retired 1.9 million shares of our common stock at a weighted average price of $16.00 per share, at a total cost of $30.0 million. As of December 31, 2025, $220.0 million in shares of our common stock remained authorized for repurchase under our Stock Repurchase Program.

Cash Flows

As of December 31, 2025 and 2024, we maintained cash, cash equivalents, and restricted cash of approximately $47.6 million and $43.5 million, respectively. Our cash and cash equivalents were generated from the following activities (dollars in thousands):

	For the Years Ended December 31,
	2025	2024	2023
Cash flows provided by operating activities	$282,149	$259,753	$262,170
Cash flows used in investing activities	(142,911)	(20,605)	(1,712)
Cash flows used in financing activities	(135,068)	(246,428)	(253,743)
Net change in cash and cash equivalents, and restricted cash	4,170	(7,280)	6,715
Cash and cash equivalents, and restricted cash, beginning of period	43,452	50,732	44,017
Cash and cash equivalents, and restricted cash, end of the period	$47,622	$43,452	$50,732

Our cash flows provided by operating activities during the years ended December 31, 2025, 2024 and 2023 were primarily driven by the ongoing operations of our properties. For the year ended December 31, 2025, the $22.4 million increase in cash inflows from operating activities was primarily driven by returns from our ongoing operations, a decrease in cash paid for real estate taxes due to the timing of property acquisitions and dispositions.

Our cash flows used in investing activities during the year ended December 31, 2025 were primarily driven by $152.7 million of outflows related to the acquisitions of three multifamily apartment communities, $135.6 million of capital expenditures, $35.7 million of outflows related to payments to fund our investments in our unconsolidated real estate entities and $18.2 million in additions to real estate under development, partially offset by $157.9 million of inflows from property dispositions and $40.5 million of inflows from  returns of investments in unconsolidated real estate entities.

Our cash flows used in investing activities during the year ended December 31, 2024 were primarily driven by $238.6 million of outflows related to the acquisitions of three multifamily apartment communities, $118.3 million of capital expenditures, $56.8 million in additions to real estate under development, and $11.6 of outflows related to payments to fund our investments in four unconsolidated real estate entities, partially offset by $390.9 million of inflows from property dispositions, $9.1 million in return of investments in unconsolidated real estate entities and $4.7 million in proceeds from insurance claims.

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

Our cash flows used in financing activities during the year ended December 31, 2025 were primarily driven by distributions of $158.3 million, mortgage principal repayments of $100.7 million and repurchases of common stock under our Share Repurchase Program of $30.0 million, partially offset by $162.4 million of proceeds from the issuance of common stock in connection with our public offering of an aggregate of 11.5 million shares of our common stock discussed below.

Our cash flows used in financing activities during the year ended December 31, 2024 were primarily driven by mortgage principal repayments of $314.1 million, distributions of $147.8 million, and repayments under our credit facilities, net of new borrowings of $40.7 million, partially offset by $150.0 million of proceeds from our private placement of unsecured notes, and $111.3 million of proceeds from the issuance of common stock in connection with our public offering of an aggregate of 11.5 million shares of our common stock discussed below.

Our cash flows used in financing activities during the year ended December 31, 2023 were primarily driven by distributions of $138.5 million and mortgage principal repayments of $129.6 million partially offset by new borrowings on the unsecured revolver, net of repayments of $19.7 million.

Capitalization

Unsecured Revolver and Term Loans

On February, 11, 2026, IROP entered into the Sixth Amended and Restated Credit Agreement (the “Sixth Restated Credit Agreement”) by and among IROP, as borrower, IRT as parent guarantor, KeyBank National Association, as administrative agent, and the other agents and lender parties thereto, which amended and restated in its entirety the Fifth Amended and Restated Credit Agreement dated as of January 8, 2025 (the “Fifth Restated Credit Agreement”). The Fifth Restated Credit Agreement provided for a $750.0 million unsecured revolving credit facility (the “Unsecured Revolver”) with a January 8, 2029 scheduled maturity date and two unsecured term loans, specifically: (i) a $200.0 million term loan with a May 18, 2026 maturity date (the “2026 Term Loan”) and (ii) a $400.0 million term loan with a January 28, 2028 maturity date (the “2028 Term Loan”). The Sixth Restated Credit Agreement provides for a new $350.0 million term loan with a maturity date of February 11, 2030, subject to a one year extension option (the “2030 Term Loan”). A portion of the proceeds from the 2030 Term Loan were used to pay off outstanding borrowings under the 2026 Term Loan.

The Sixth Restated Credit Agreement also increases the aggregate amount of borrowings under the credit agreement to $1.5 billion and permits IROP to request an increase in such aggregate amount to up to $2.0 billion subject to certain terms and conditions, including receipt of commitments from one or more lenders, whether or not currently parties to the Sixth Restated Credit Agreement, to provide such increased amounts, which increase may be allocated, at IROP’s option, to the Unsecured Revolver and/or to one or more of the Term Loans, in accordance with the Sixth Restated Credit Agreement.

The margin for borrowings under the Unsecured Revolver, the 2028 Term Loan and the new 2030 Term Loan remain unchanged, with (1) Unsecured Revolver borrowings bearing interest at a rate equal to either (i) the SOFR rate plus a margin of 72.5 to 140 basis points, or (ii) a base rate plus a margin of 0 to 40 basis points; and (2) 2028 Term Loan and new 2030 Term Loan borrowings bearing interest at a rate equal to either (i) the SOFR rate plus a margin of 80 to 160 basis points, or (ii) a base rate plus a margin of 0 to 60 basis points. The applicable margin will be determined based upon IRT’s credit rating. At the time of closing, based upon IRT’s credit rating along with IROP’s consolidated leverage ratio, the applicable SOFR margin was 77.5 basis points for the Unsecured Revolver and 85 basis points for both the 2028 Term Loan and 2030 Term Loan.

The Sixth Restated Credit Agreement contains customary covenants for credit facilities of this type, including restrictions on our ability to take the following actions: (i) make distributions after an event of default; (ii) incur debt; (iii) make investments; (iv) grant or suffer liens; (v) undertake mergers, consolidations, asset sales and other fundamental entity changes; (vi) make material changes to contracts and organizational documents; and (vii) enter into transactions with affiliates.

The Sixth Restated Credit Agreement also contains financial covenants applicable to us involving (i) maximum consolidated total debt to total asset value, (ii) maximum distributions, (iii) maximum secured debt to total asset value, (iv) maximum unsecured debt to eligible unencumbered properties, and (v) minimum consolidated fixed charge coverage. The Sixth Restated Credit Agreement provides for certain customary events of default, including among others, non-payment of principal, interest or other amounts when due, inaccuracy of representations and warranties, violation of covenants, cross defaults with certain other indebtedness, insolvency or inability to pay debts, bankruptcy, or a change of control.

Public Offering of 11.5 Million Shares of Common Stock

On September 3, 2024, we entered into an underwriting agreement with Citigroup Global Markets Inc., KeyBanc Capital Markets Inc. and RBC Capital Markets LLC as representatives of the several underwriters named therein, (collectively, the “Underwriters”), and Citigroup Global Markets Inc. in its capacity as agent (in such capacity, the “Forward Seller”) for Citibank, N.A., as forward counterparty (the “Forward Counterparty”) and the Forward Counterparty related to the offering of an aggregate of 11.5 million shares of our common stock, par value $0.01 per share, at a price of $18.96 per share consisting of 11.5 million shares of our common stock offered by the Forward Seller in connection with the forward sale agreements described below (including 1.5 million shares offered pursuant to the Underwriters’ option to purchase additional shares, which was exercised in full). We did not initially receive any proceeds from the sale of our common stock by the Forward Seller. We completed the offering on September 5, 2024.

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

On December 30, 2024, we physically settled 3.25 million shares of our common stock that was sold in the offering at a weighted average price of $19.04 per share, and we received net proceeds of $61.9 million. On March 31, 2025, we physically settled 2.65 million shares at a weighted average price of $18.89 per share and we received net proceeds of $50.1 million. On September 5, 2025, we amended the Forward Sale Agreements to extend the scheduled maturity date to December 31, 2025. On September 29, 2025, we physically settled 5.3 million shares at a weighted average price of $19.06 per share and we received net proceeds of $101.0 million. On December 31, 2025, we net cash settled the remaining 0.3 million shares of common stock at a weighted average price of $17.53 per share against a weighted average forward price of $19.01 per share, resulting in net proceeds to us of $0.4 million. All of the net proceeds were used to fund new acquisitions. As of December 31, 2025, no shares of our common stock remained to be settled under the Forward Sale Agreements.

ATM Program

On July 28, 2023, we entered into an equity distribution agreement pursuant to which we may from time to time offer and sell shares of our common stock under our shelf registration statement having an aggregate offering price of up to $450.0 million (the “ATM Program”) in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act. Under the ATM Program, we may also enter into one or more forward sale transactions for the sale of shares of our common stock on a forward basis.

During the three months ended March 31, 2025, we entered into forward sales transactions under the ATM Program for the forward sale of an aggregate of 2.7 million shares of our common stock at a weighted average price of $20.96 per share. On December 23, 2025, we net cash settled all 2.7 million shares of common stock at a weighted average price of $16.81 per share against a weighted average forward price of $21.02 per share, resulting in net proceeds to us of $11.3 million. We used substantially all of the net proceeds to fund the repurchase of shares of common stock under our Stock Repurchase Program. As of December 31, 2025, approximately $342.4 million remained available for issuance under our ATM Program.

Stock Repurchase Program

On May 18, 2022, our Board of Directors authorized a common stock repurchase program (the “Stock Repurchase Program”) covering the repurchase of up to $250 million in shares of our common stock. Under the Stock Repurchase Program, we, in our discretion, may purchase our shares of common stock from time to time in the open market or in privately negotiated transactions. The amount and timing of the purchases will depend on a number of factors, including the price and availability of our shares of common stock, trading volumes and general market conditions. The Stock Repurchase Program has no time limit and may be suspended or discontinued at any time. During the year ended December 31, 2025, we repurchased and retired 1.9 million shares of our common stock at a weighted average price of $16.00 per share, at a total cost of $30.0 million. As of December 31, 2025, $220.0 million in shares of our common stock remained authorized for repurchase under our Stock Repurchase Program.

Quarterly Dividend Distribution

On December 15, 2025, our Board of Directors declared a quarterly dividend of $0.17 per share of common stock, which was paid on January 23, 2026 to stockholders of record at the close of business on December 31, 2025.

Consolidated Debt

The following tables contain summary information concerning our consolidated indebtedness as of December 31, 2025 (dollars in thousands):

Consolidated Debt:	Outstanding Principal	Unamortized Debt Issuance Costs	Unamortized Loan (Discount)/Premiums	Carrying Amount	Type	Weighted Average Contractual Rate (2)	Weighted Average Effective Rate (3)	Weighted Average Maturity (in years)
Unsecured revolver (1)	$198,892	$(4,535)	$—	$194,357	Floating	4.5%	4.8%	3.0
Unsecured term loans	600,000	(1,142)	—	598,858	Floating	4.6%	4.0%	1.5
Secured credit facilities	582,535	(1,525)	12,157	593,167	Fixed	4.2%	4.4%	2.9
Mortgages	739,596	(2,741)	9,693	746,548	Fixed	3.9%	4.0%	3.3
Unsecured notes	150,000	(1,455)	—	148,545	Fixed	5.4%	5.6%	7.3
Total Consolidated Debt	$2,271,023	$(11,398)	$21,850	$2,281,475		4.3%	4.3%	3.0

(1)

The unsecured revolver total capacity is $750,000, of which $198,892 was outstanding as of December 31, 2025. On January 8, 2025, we amended and restated our unsecured credit agreement, which increased our revolver capacity to $750,000, and extended the maturity date of borrowings under the unsecured revolver to January 8, 2029.

(2)	Represents the weighted average of the contractual interest rates in effect as of year-end without regard to any interest rate swaps or collars.
(3)

Represents the weighted average effective interest rate for the three months ended December 31, 2025, including the impact of interest rate swaps and collars, the amortization of hedging costs, and deferred financing costs, but excluding the impact of loan premium amortization, discount accretion, and interest capitalization.

	Original maturities on or before December 31,
Debt:	2026	2027	2028	2029	2030	Thereafter
Unsecured revolver (1)	$—	$—	$—	$198,892	$—	$—
Unsecured term loans	200,000	—	400,000	—	—	—
Secured credit facilities	9,111	10,081	453,936	2,670	106,737	—
Mortgages	126,763	11,281	126,019	416,031	—	59,502
Unsecured notes	—	—	—	—	—	150,000
Total	$335,874	$21,362	$979,955	$617,593	$106,737	$209,502

(1)

On January 8, 2025, we amended and restated our unsecured credit agreement, which increased our revolver capacity to $750,000, and extended the maturity date of borrowings under the unsecured revolver to January 8, 2029.

As of December 31, 2025 we were in compliance with all financial covenants contained in our consolidated indebtedness.

Contractual Obligations

The table below summarizes our material cash requirement related to contractual obligations, which primarily consist of principal and interest payments on our outstanding consolidated debt obligations and operating lease obligations as of December 31, 2025 (dollars in thousands).

	2026	2027	2028	2029	2030	Thereafter	Total
Principal payments on outstanding debt obligations (1)	$335,874	$21,362	$979,955	$617,593	$106,737	$209,502	$2,271,023
Interest payments on outstanding debt obligations (2)	90,911	84,081	58,183	27,057	12,788	117,473	390,493
Operating lease obligations	811	827	796	649	228	—	3,311
Total	$427,596	$106,270	$1,038,934	$645,299	$119,753	$326,975	$2,664,827

(1)

On January 8, 2025, we amended and restated our unsecured credit agreement, which increased our revolver capacity to $750,000, and extended the maturity date of borrowings under the unsecured revolver to January 8, 2029. On February 11, 2026, we amended and restated our unsecured credit agreement, which provides for a new $350,000 term loan with a maturity date of February 11, 2030, subject to a one year extension option. A portion of the proceeds were used to repay the $200,000 term loan with a maturity date of May 18, 2026.

(2)	Our unsecured revolver and term loans assumed a SOFR rate of 3.87% as of December 31, 2025.

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

As of December 31, 2025, our only interest rate sensitive assets or liabilities related to our principal amount of $2.3 billion of outstanding indebtedness, of which $1.5 billion was fixed rate and $798.9 million was floating rate, four float-to-fixed interest rate swaps with a total notional amount of $600.0 million, two interest rate collars with a total notional amount of $200.0 million and one forward starting float-to-fixed rate swap with a total notional amount of $150.0 million.

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

As of December 31, 2025 and 2024, the fair value of our fixed-rate indebtedness was $1.4 billion and $1.4 billion, respectively. The fair value of our fixed rate indebtedness was estimated using a discounted cash flow analysis utilizing rates that we believe a market participant would expect to pay for debt of a similar type and remaining maturity as if the debt was originated on December 31, 2025 and 2024, respectively. As we expect to remain obligated on our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations.

As of December 31, 2025, our interest rate swaps and interest rate collars had a combined asset fair value of $9.5 million. The fair values of our interest rate swaps and interest rate collars were estimated using a discounted cash flow analysis based on forward interest rate curves.

The following table summarizes our indebtedness, and the impact to interest expense for a 12-month period, and the change in the net fair value of our indebtedness assuming an instantaneous increase or decrease of 100 basis points in the SOFR interest rate curve (dollars in thousands). The impact of the interest rate swaps and interest rate collars have been included in the table below.

Liabilities
Subject to
	Interest	100 Basis Point	100 Basis Point
	Rate Sensitivity (a)	Increase	Decrease
Interest expense from variable-rate indebtedness	$—	$—	$—
Fair value of fixed-rate indebtedness	1,437,027	(45,100)	47,092

(a)	Unpaid and unhedged balance of variable-rate indebtedness as of December 31, 2025 is shown. Fair value of fixed-rate indebtedness as of December 31, 2025 is shown.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Independence Realty Trust, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Independence Realty Trust, Inc. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes and financial statement schedule III (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 17, 2026 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Evaluation of the estimated hold period for real estate assets

As discussed in Note 3 to the consolidated financial statements, the Company had $5,680,760 thousand of investments in real estate, net as of December 31, 2025. The Company evaluates the recoverability of real estate assets whenever events or changes in circumstances indicate that the carrying amount of a real estate asset may not be recoverable. Such events or changes in circumstances include the Company’s plans for the respective assets (hold period), market and economic conditions, current and historical rental rates, occupancies for the respective and/or comparable properties, and recent sales data for comparable properties.

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

February 17, 2026

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Independence Realty Trust, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Independence Realty Trust, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes and financial statement schedule III (collectively, the consolidated financial statements), and our report dated February 17, 2026 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

Philadelphia, Pennsylvania

February 17, 2026

Independence Realty Trust, Inc. and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands, except share and per share data)

	As of	As of
	December 31, 2025	December 31, 2024
ASSETS:
Investments in real estate:
Investments in real estate, at cost	$6,596,007	$6,363,936
Accumulated depreciation	(915,247)	(740,957)
Investments in real estate, net	5,680,760	5,622,979
Real estate held for sale	76,468	110,112
Investments in real estate under development	60,116	116,861
Cash and cash equivalents	23,564	21,228
Restricted cash	24,058	22,224
Investments in unconsolidated real estate entities	98,263	91,975
Other assets	45,711	39,596
Derivative assets	9,840	29,300
Intangible assets, net of accumulated amortization of $3,257 and $1,305, respectively	2,970	3,644
Total Assets	$6,021,750	$6,057,919
LIABILITIES AND EQUITY:
Indebtedness, net	$2,281,475	$2,274,651
Indebtedness associated with real estate held for sale	—	59,032
Accounts payable and accrued expenses	92,355	94,670
Accrued interest payable	8,377	8,630
Dividends payable	41,275	37,827
Derivative liabilities	346	—
Other liabilities	8,496	8,035
Total Liabilities	2,432,324	2,482,845
Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized, 0 and 0 shares issued and outstanding, respectively	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized, 237,234,750 and 230,838,006 shares issued and outstanding, including 382,337 and 360,561 unvested restricted common share awards, respectively	2,372	2,308
Additional paid-in capital	4,005,168	3,868,006
Accumulated other comprehensive income	7,722	26,065
Accumulated deficit	(555,326)	(454,104)
Total stockholders’ equity	3,459,936	3,442,275
Noncontrolling interests	129,490	132,799
Total Equity	3,589,426	3,575,074
Total Liabilities and Equity	$6,021,750	$6,057,919

The accompanying notes are an integral part of these consolidated financial statements

Independence Realty Trust, Inc. and Subsidiaries

Consolidated Statements of Operations

(Dollars in thousands, except share and per share information)

	For the Years Ended December 31,
	2025	2024	2023
REVENUE:
Rental and other property revenue	$656,481	$638,913	$659,841
Other revenue	1,215	1,122	1,142
Total revenue	657,696	640,035	660,983
EXPENSES:
Property operating expenses	239,157	235,588	244,330
Property management expenses	30,107	29,923	27,081
General and administrative expenses	23,966	24,245	22,766
Depreciation and amortization expense	243,241	220,854	218,968
Casualty losses	1,314	3,935	925
Total expenses	537,785	514,545	514,070
Interest expense	(78,998)	(76,141)	(89,921)
Gain on sale (loss on impairment) of real estate assets, net	6,147	(9,862)	(66,547)
(Loss) gain on extinguishment of debt	(67)	200	(124)
Other loss	(352)	(1)	(427)
Income (loss) from investments in unconsolidated real estate entities	11,066	347	(4,488)
Restructuring costs	—	—	(3,213)
Net income (loss):	57,707	40,033	(17,807)
(Income) loss allocated to noncontrolling interest	(1,149)	(742)	580
Net income (loss) allocable to common shares	$56,558	$39,291	$(17,227)
Earnings (loss) per share:
Basic	$0.24	$0.17	$(0.08)
Diluted	$0.24	$0.17	$(0.08)
Weighted-average shares:
Basic	233,923,616	224,798,958	224,414,443
Diluted	234,750,431	225,584,306	224,414,443

The accompanying notes are an integral part of these consolidated financial statements.

Independence Realty Trust, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(Dollars in thousands)

	For the Years Ended
	December 31,
	2025	2024	2023
Net income (loss)	$57,707	$40,033	$(17,807)
Other comprehensive (loss) income:
Change in fair value of interest rate hedges	(5,784)	20,278	9,321
Realized gains on interest rate hedges reclassified to earnings	(13,036)	(19,730)	(19,189)
Total other comprehensive (loss) income	(18,820)	548	(9,868)
Comprehensive income (loss) before allocation to noncontrolling interests	38,887	40,581	(27,675)
Allocation to noncontrolling interests	(672)	(738)	722
Comprehensive income (loss)	$38,215	$39,843	$(26,953)

The accompanying notes are an integral part of these consolidated financial statements.

Independence Realty Trust, Inc. and Subsidiaries

Consolidated Statements of Changes in Equity

(Dollars in thousands, except share and per share data)

						Accumulated	Retained
		Par Value		Par Value	Additional	Other	Earnings	Total
	Preferred	Preferred	Common	Common	Paid In	Comprehensive	(Accumulated	Stockholders’	Noncontrolling	Total
	Shares	Shares	Shares	Shares	Capital	Income (Loss)	Deficit)	Equity	Interests	Equity
Balance, December 31, 2022	—	—	224,064,940	$2,241	$3,751,056	$35,102	$(191,735)	$3,596,664	$141,203	$3,737,867
Net loss	—	—	—	—	—	—	(17,227)	(17,227)	(580)	(17,807)
Common dividends declared ($0.62 per share)	—	—	—	—	—	—	(139,443)	(139,443)	—	(139,443)
Other comprehensive loss	—	—	—	—	—	(9,589)	—	(9,589)	(279)	(9,868)
Stock compensation	—	—	538,350	5	7,878	—	—	7,883	—	7,883
Repurchase of shares related to equity award tax withholding	—	—	(41,159)	—	(7,585)	—	—	(7,585)	—	(7,585)
Conversion of noncontrolling interest to common shares	—	—	144,600	1	1,014	—	—	1,015	(1,015)	—
Issuance of common shares, net	—	—	—	—	(421)	—	—	(421)	—	(421)
Distribution to noncontrolling interest declared ($0.62 per share)	—	—	—	—	—	—	—	—	(3,688)	(3,688)
Recognition of noncontrolling interest upon consolidation of former unconsolidated real estate entity	—	—	—	—	—	—	—	—	256	256
Balance, December 31, 2023	—	—	224,706,731	$2,247	$3,751,942	$25,513	$(348,405)	$3,431,297	$135,897	$3,567,194
Net income	—	—	—	—	—	—	39,291	39,291	742	40,033
Common dividends declared ($0.64 per share)	—	—	—	—	—	—	(144,990)	(144,990)	—	(144,990)
Other comprehensive income (loss)	—	—	—	—	—	552	—	552	(4)	548
Stock compensation	—	—	421,096	4	7,386	—	—	7,390	—	7,390
Repurchase of shares related to equity award tax withholding	—	—	(43,049)	—	(2,602)	—	—	(2,602)	—	(2,602)
Conversion of noncontrolling interest to common shares	—	—	4,928	—	33	—	—	33	(33)	—
Issuance of common shares, net	—	—	5,748,300	57	111,247	—	—	111,304	—	111,304
Distribution to noncontrolling interest declared ($0.64 per share)	—	—	—	—	—	—	—	—	(3,803)	(3,803)
Balance, December 31, 2024	—	—	230,838,006	$2,308	$3,868,006	$26,065	$(454,104)	$3,442,275	$132,799	$3,575,074
Net income	—	—	—	—	—	—	56,558	56,558	1,149	57,707
Common dividends declared ($0.67 per share)	—	—	—	—	—	—	(157,780)	(157,780)	—	(157,780)
Other comprehensive loss	—	—	—	—	—	(18,343)	—	(18,343)	(477)	(18,820)
Stock compensation	—	—	374,812	4	8,272	—	—	8,276	—	8,276
Repurchase of shares related to equity award tax withholding	—	—	(55,384)	(1)	(3,490)	—	—	(3,491)	—	(3,491)
Repurchase of common stock, including repurchase costs	—	—	(1,872,684)	(19)	(29,981)	—	—	(30,000)	—	(30,000)
Issuance of common shares, net	—	—	7,950,000	80	162,361	—	—	162,441	—	162,441
Distribution to noncontrolling interest declared ($0.67 per share)	—	—	—		—	—	—	—	(3,981)	(3,981)
Balance, December 31, 2025	—	—	237,234,750	$2,372	$4,005,168	$7,722	$(555,326)	$3,459,936	$129,490	$3,589,426

The accompanying notes are an integral part of these consolidated financial statements.

Independence Realty Trust, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Dollars in thousands)

	For the Years Ended
	December 31,
	2025	2024	2023
Cash flows from operating activities:
Net income (loss)	$57,707	$40,033	$(17,807)
Adjustments to reconcile net income to cash flow from operating activities:
Depreciation and amortization	243,241	220,854	218,968
Accretion of loan discounts and premiums, net	(8,028)	(9,167)	(10,899)
Amortization of deferred financing costs, net	3,660	2,795	3,290
Stock compensation expense	7,882	7,077	7,658
(Gain on sale) loss on impairment of real estate assets, net	(6,147)	9,862	66,547
Loss (gain) on extinguishment of debt	67	(200)	124
Amortization related to derivative instruments	986	1,185	1,304
Non-cash casualty losses	589	3,212	925
Equity in (income) loss from investments in unconsolidated real estate entities	(11,066)	(347)	4,488
Other non-cash loss	103	1	1,340
Changes in assets and liabilities:
Other assets	(8,021)	(7,919)	(8,062)
Accounts payable and accrued expenses	2,463	(7,091)	(3,228)
Accrued interest payable	(253)	713	(79)
Other liabilities	(1,034)	(1,255)	(2,399)
Net cash provided by operating activities	282,149	259,753	262,170
Cash flows from investing activities:
Acquisition of real estate properties	(152,748)	(238,560)	—
Escrow deposits for pending real estate acquisitions	(590)	—	—
Cash acquired from consolidation of previously unconsolidated real estate entity	—	—	2,145
Investments in unconsolidated real estate entities	(35,738)	(11,648)	(26,003)
Return of investment in unconsolidated real estate entities	40,516	9,064	—
Proceeds from dispositions of real estate properties, net	157,943	390,884	230,789
Capital expenditures	(135,625)	(118,255)	(146,629)
Real estate development expenditures	(18,239)	(56,809)	(66,223)
Proceeds from insurance claims	1,570	4,719	4,209
Net cash used in investing activities	(142,911)	(20,605)	(1,712)
Cash flows from financing activities:
Proceeds (costs) from issuance of common stock, net	162,441	111,304	(421)
Proceeds from unsecured revolver and term loan	479,515	450,000	270,000
Proceeds from unsecured notes	—	150,000	—
Unsecured revolver and secured credit facility repayments	(478,200)	(490,652)	(250,341)
Mortgage principal repayments and payoffs	(100,700)	(314,139)	(129,596)
Payment for deferred financing costs	(6,320)	(1,849)	(60)
Distributions on common stock	(154,391)	(144,021)	(134,872)
Distributions to noncontrolling interests	(3,922)	(3,803)	(3,590)
Payment for debt extinguishment	—	(666)	(124)
Repurchase of shares related to equity award tax withholding	(3,491)	(2,602)	(4,739)
Repurchase of common stock, including repurchase costs	(30,000)	—	—
Net cash used in financing activities	(135,068)	(246,428)	(253,743)
Net change in cash, cash equivalents, and restricted cash	4,170	(7,280)	6,715
Cash, cash equivalents and restricted cash, beginning of period	43,452	50,732	44,017
Cash, cash equivalents and restricted cash, end of the period	$47,622	$43,452	$50,732

Independence Realty Trust, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Dollars in thousands)

	For the Years Ended
	December 31,
	2025	2024	2023
Reconciliation of cash, cash equivalents and restricted cash to the Consolidated Balance Sheet
Cash and cash equivalents	$23,564	$21,228	$22,852
Restricted cash	24,058	22,224	27,880
Total cash, cash equivalents and restricted cash, end of period	$47,622	$43,452	$50,732
Supplemental cash flow information:
Cash paid for interest	$82,633	$80,615	$96,022
Supplemental disclosure of noncash investing and financing activities:
Decrease in noncontrolling interest from conversion of common limited partnership units to shares of common stock	$—	$33	$1,015
Distributions declared but not paid	$41,275	$37,827	$36,858
Real estate under development placed in service	$67,511	$33,879	$77,520
Initial measurement of operating lease right of use assets	$1,400	$—	$—
Initial measurement of operating lease liabilities	$1,400	$—	$—
Accrued capital expenditures and real estate under development	$6,201	$12,499	$20,122
Assets recognized upon consolidation of previously unconsolidated real estate entity	$—	$—	$52,878
Liabilities recognized upon consolidation of previously unconsolidated real estate entity	$—	$—	$39,931
Derecognition of equity method investment upon consolidation of previously unconsolidated real estate entity	$—	$—	$12,691
Value of non-controlling interest upon consolidation of previously unconsolidated real estate entity	$—	$—	$256
Assumption of mortgage notes payable to acquire real estate	$59,502	$—	$—
Assets acquired from loan assumption	$924	$—	$—
Preferred return on unconsolidated real estate entity	$31	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

Independence Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

As of December 31, 2025

(Dollars in thousands, except share and per share data)

NOTE 1: Organization

Independence Realty Trust, Inc. (“IRT”), is a self-administered and self-managed Maryland real estate investment trust (“REIT”) which was formed on March 26, 2009. We are primarily engaged in the ownership, operation, management, improvement, and acquisition of multifamily apartment communities in non-gateway markets. As of December 31, 2025, we owned and operated 114 multifamily apartment properties (including one owned through a consolidated joint venture) that contain an aggregate of 33,462 units (unaudited) across non-gateway U.S. markets, including Atlanta, Columbus, Dallas, Denver, Houston, Indianapolis, Nashville, Oklahoma City, Raleigh-Durham, and Tampa. In addition, as of December 31, 2025, we owned one investment in real estate under development in Denver, Colorado that will, upon completion, contain an aggregate of 296 units (unaudited). As of December 31, 2025, we also owned interests in four unconsolidated joint ventures, two of which own and operate multifamily apartment communities that contain an aggregate of 653 units (unaudited) and two of which are developing multifamily apartment properties that will, upon completion, contain an aggregate of  642 units (unaudited). We own all of our assets and conduct substantially all of our operations through Independence Realty Operating Partnership, LP (“IROP”), of which we are the sole general partner.

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

Restricted cash includes escrows of our funds held by lenders to fund certain expenditures, such as real estate taxes and insurance, or to be released at our discretion upon the occurrence of certain pre-specified events. As of December 31, 2025 and 2024, we had $24,058 and $22,224, respectively, of restricted cash.

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

As of December 31, 2025

(Dollars in thousands, except share and per share data)

We estimate the fair value of acquired tangible assets (consisting of land, building and improvements), identified intangible assets (consisting of in-place leases), and assumed debt at the date of acquisition, based on the evaluation of information and estimates available at that date.

The aggregate value of in-place leases is determined by evaluating various factors, including the terms of the leases that are in place and assumed lease-up periods. The value assigned to these intangible assets is amortized over the assumed lease up period, typically nine months. During the years ended December 31, 2025 and 2024 we acquired in-place leases with a value of $8,056 and $4,949, respectively. For the years ended December 31, 2025, 2024 and 2023, we recorded $8,730, $1,372, and $731 of amortization expense for intangible assets, respectively. For the years ended December 31, 2025, 2024, and 2023, we wrote-off fully amortized intangible assets of $6,778, $398, and $1,099, respectively.

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

We review our long-lived assets on an ongoing basis and evaluate the recoverability of the carrying value when there is an indicator of impairment. An impairment charge is recognized when it is determined that the carrying value of the asset exceeds the fair value. The estimated cash flows and estimated fair value used in the impairment analysis are determined based on our plans for the respective assets, including the expected hold period, and our assessment of market and economic conditions. The estimates consider matters such as current and historical rental rates and collection levels, occupancies for the respective and/or comparable properties, and recent sales data for comparable properties. Changes in our plans or views of market and economic conditions may result in adjustments to estimated future cash flows, which could lead to recognition of impairment losses. These losses, as guided by the applicable accounting standards, could be significant. For the years ended December 31, 2025, 2024, and 2023, we recorded impairment losses of $12,841, $36,102, and $69,702, respectively, on account of real estate classified as held for sale and sold properties.

Depreciation Expense

Depreciation expense for real estate assets is computed using a straight-line method based on a life of 40 years for buildings and improvements and five to ten years for furniture, fixtures, and equipment. For the years ended December 31, 2025, 2024 and 2023, we recorded $232,727, $217,985 and $216,980 of depreciation expense, respectively. For the years ended December 31, 2025, 2024, and 2023, we wrote-off fully depreciated fixed assets of $30,770, $41,111, and $23,120, respectively.

Casualty Related Costs

Occasionally, we incur losses at our communities from wind storms, floods, fires and similar hazards. Sometimes, a portion of these losses are not fully covered by our insurance policies due to deductibles. In these cases, we estimate the carrying value of the damaged property and record a casualty loss for the difference between the estimated carrying value and the insurance proceeds. Any amount of insurance recovery in excess of the amount of the losses incurred is considered a gain contingency and is recorded in casualty (gains) losses, net when the proceeds are received. During the years ended December 31, 2025, 2024 and 2023, we recognized $1,314, $3,935, and $925 of casualty losses, respectively.

g.	Investments in Real Estate Under Development

We capitalize direct and indirect project costs incurred during the development period such as construction, insurance, architectural, legal, interest costs, and real estate taxes. At such time as the development is considered substantially complete, the capitalization of certain indirect costs such as real estate taxes, interest costs, and all project-related costs in real estate under development are reclassified to investments in real estate. For the years ended December 31, 2025, 2024, and 2023, we recorded $5,363, $6,803, and $6,548, respectively, of capitalized interest expense on our investments in real estate under development.

As of December 31, 2025 and 2024, the carrying value of our investments in real estate under development in Denver, Colorado totaled $60,116 and $116,861, respectively, and was recorded as a separate line item in our consolidated balance sheet. As of December 31, 2025, we had reclassified development costs of $67,511 from investments in real estate under development.

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

Independence Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

As of December 31, 2025

(Dollars in thousands, except share and per share data)

Our equity interest varies for each of our investments in unconsolidated real estate entities between 50% to 90% but, in each case, we share control of the major decisions that most significantly impact the joint ventures with our partners. Since we do not control the joint ventures through our ownership interest, they are accounted for under the equity method of accounting, and are included in investments in unconsolidated real estate entities on our consolidated balance sheets. Under the equity method of accounting, the investments are carried at cost plus our share of net earnings or losses. For the years ended December 31, 2025, 2024, and 2023, we recorded $3,879, $4,580, and $4,272, respectively, of capitalized interest expense, on our investments in unconsolidated real estate entities in our consolidated balance sheet.

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

The table below presents our revenues disaggregated by revenue source.

	For the year ended December 31,
	2025	2024	2023
Rental revenue (1)	$629,004	$609,990	$630,260
Other property revenue (2)	27,477	28,923	29,581
Other revenue	1,215	1,122	1,142
Total revenue	$657,696	$640,035	$660,983

(1)	Amounts include all revenue streams derived from lease and non-lease components accounted for under ASC 842.

(2)

Amounts include revenue related to activities that are not considered components of a lease, including application fees and administrative fees, as well as revenue not related to leasing activities, including vendor revenue sharing. All amounts are accounted for under FASB ASC Topic 606 “Revenue from Contracts with Customers” (“ASC 606”).

Geographic Concentration (Unaudited)

Our portfolio of properties consists primarily of apartment communities geographically concentrated in the Southeastern and Midwest United States. Texas, Georgia, North Carolina, Florida, Ohio, Tennessee, Indiana, Colorado, and Oklahoma comprised 19.45%, 15.25%, 10.01%, 9.66%, 9.07%, 8.54%, 6.19%, 5.83%, and 5.13%, respectively, of our rental revenue for the year ended December 31, 2025.

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

Advertising Expenses

For the years ended December 31, 2025, 2024 and 2023, we incurred $10,249, $8,049, and $7,110 of advertising expenses, respectively.

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

As of December 31, 2025

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

FASB ASC Topic 825, “Financial Instruments” requires disclosure of the fair value of financial instruments for which it is practicable to estimate that value. Given that cash and cash equivalents and restricted cash are short term in nature with limited fair value volatility, the carrying amount is deemed to be a reasonable approximation of fair value and the fair value input is classified as a Level 1 fair value measurement. The fair value input for derivatives is classified as a Level 2 fair value measurement within the fair value hierarchy. The fair value of our unsecured revolver, term loans, and mortgage indebtedness is based on a discounted cash flows valuation technique. As this technique utilizes current credit spreads, which are generally unobservable, this is classified as a Level 3 fair value measurement within the fair value hierarchy. We determine appropriate credit spreads based on the type of debt and its maturity. There were no transfers between levels in the fair value hierarchy for the years ended December 31, 2025, and 2024. The following table summarizes the carrying amount and the fair value of our financial instruments as of the periods indicated:

	As of December 31, 2025		As of December 31, 2024
	Carrying	Estimated	Carrying	Estimated
Financial Instrument	Amount	Fair Value	Amount	Fair Value
Assets
Cash and cash equivalents	$23,564	$23,564	$21,228	$21,228
Restricted cash	24,058	24,058	22,224	22,224
Derivative assets	9,840	9,840	29,300	29,300

Liabilities
Debt:
Unsecured revolver	194,357	200,399	193,952	194,249
Unsecured term loans	598,858	602,687	598,169	599,375
Secured credit facilities	593,167	569,169	600,768	554,238
Mortgages	746,548	717,612	792,306	733,050
Unsecured notes	148,545	150,247	148,488	150,343
Derivative liabilities	346	346	—	—

In addition to assets and liabilities that are recorded at fair value on a recurring basis, we record assets and liabilities at fair value on a nonrecurring basis as required by U.S. GAAP. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges. As discussed further in Note 3 “Investments in Real Estate”, we recognized an aggregate impairment charge of $12,841 during the year ended December 31, 2025 for one of the properties that were held for sale as of December 31, 2025. The impairment charge was determined by comparing the fair value of the property to its carrying value. The fair value was determined to be a Level 3 fair value measurement within the fair value hierarchy based on unobservable inputs through a direct capitalization valuation. Significant assumptions included a range of capitalization rates between 5.5% to 6.0% reflecting the current economic conditions. Our projections were based on current market conditions and internal assumptions, which could be impacted by future changes in the market.

k.	Deferred Financing Costs

Costs incurred in connection with debt financing are deferred and classified within indebtedness and charged to interest expense over the terms of the related debt agreements, under the effective interest method.

Independence Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

As of December 31, 2025

(Dollars in thousands, except share and per share data)

l.	Office Leases

In accordance with FASB ASC Topic 842, “Leases”, lessees are required to recognize a right-of-use asset and a lease liability on the balance sheet at the lease commencement date for all leases, except those leases with terms of less than a year. We lease corporate office space under leases with terms of up to 10 years and that may include extension options, but that do not include any residual value guarantees or restrictive covenants. As of December 31, 2025 and 2024, we have $2,771 and $1,877, respectively, of operating lease right-of-use assets and $3,082 and $2,123, respectively, of operating lease liabilities related to our corporate office leases. The operating lease right-of-use assets are presented within other assets and the operating lease liabilities are presented within other liabilities in our consolidated balance sheet. We recorded $616, $674, and $849 of total operating lease expense during the years ended December 31, 2025, 2024, and 2023, respectively, which is recorded within property management expense and general and administrative expenses in our consolidated statements of operations.

m.	Income Taxes

We have elected to be taxed as a REIT. Accordingly, we recorded no income tax expense for the years ended December 31, 2025, 2024, and 2023.

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

For the year ended December 31, 2025, 42% of dividends were characterized as capital gain distributions and 58% were characterized as ordinary income. For the year ended December 31, 2024, 88% of dividends were characterized as capital gain distributions and 12% were characterized as ordinary income. For the year ended December 31, 2023, 74% of dividends were characterized as capital gain distributions, 26% were characterized as ordinary income.

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

Under the terms of the March 27, 2020 Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), we were eligible and applied for assistance in the form of a refundable employee retention credit. Since applicable GAAP guidance is limited, we adopted an accounting policy by analogizing to International Accounting Standard 20 “Accounting for Government Grants” to recognize employee retention credits as a reimbursement of payroll related expenses within property operating expenses, property management expenses, and general and administrative expenses in our consolidated statements of operations. During the years ended December 31, 2025, 2024 and 2023, we recognized reimbursements of payroll related expenses of $0, $0 and $3,232, respectively, in our consolidated statements of operations.

Independence Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

As of December 31, 2025

(Dollars in thousands, except share and per share data)

r.	Restructuring Costs

During the three months ended March 31, 2023, we reorganized certain departments in our organization impacting a limited number of employees. The impacted employees were provided severance packages that included cash severance payments and the accelerated vesting of performance share units and restricted stock awards, as applicable. In accordance with ASC 712 “Compensation – Nonretirement Postemployment Benefits”, we recognized the full amount of restructuring costs of $3,213 during the three months ended March 31, 2023, which is presented in the restructuring costs line on the consolidated statement of operations. No restructuring costs were recognized during the years ended December 31, 2025 and 2024.

s.	Recent Accounting Pronouncements

Below is a brief description of recent accounting pronouncements that could have a material effect on our financial statements.

In December 2025, the Financial Accounting Standards Board (“FASB”) issued ASU 2025-12, Codification Improvements, as part of its ongoing project to clarify, correct and improve various topics within the Accounting Standards Codification (ASC). The amendments cover 33 specific issues, two of which are particularly relevant to REITs, (i) clarifications on the calculation of diluted earnings per share when a loss from continuing operations exists (Topic 260) and (ii) the exclusion of certain lease receivables from enhanced credit loss disclosures (Topic 310). The standard is effective for the Company for annual reporting periods beginning after December 15, 2026, and interim periods within those years. Early adoption is permitted on an issue-by-issue basis. The Company is currently evaluating the impact of ASU 2025-12 on its consolidated financial position, results of operations and disclosures.

In November 2025, the FASB issued ASU 2025-09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements. The update is designed to better align hedge accounting with an entity's risk management activities by making targeted improvements to the hedge accounting model. Key amendments include, Similar Risk Assessment, which replaces the “shared risk exposure” requirement for grouping forecasted transactions in a cash flow hedge with a “similar risk exposure” requirement, permitting broader aggregation of hedged risks, Choose-Your-Rate Debt which introduces a model for hedging interest payments on variable-rate borrowings where the borrower can change reference rates without automatically triggering hedge de-designation, and Net Written Options which clarifies that certain instruments, such as, interest rate swaps with floors, may qualify as hedging instruments without being subject to the net written option test, provided. The standard is effective for the Company for annual reporting periods beginning after December 15, 2026, and interim periods within those years. Early adoption is permitted. The guidance is generally required to be applied on a prospective basis. The Company is currently evaluating the impact of ASU 2025-09 on its consolidated financial position, results of operations and disclosures.

In March 2024, the SEC issued rules on the enhancement and standardization of climate-related disclosures. The rules, require disclosure of material climate-related risks; activities to mitigate or adapt to such risks; governance and management of such risks; and material greenhouse gas emissions from operations owned or controlled and or indirect emissions from purchased energy consumed in operations. Additionally, the rules require disclosure in the notes to the financial statements of the effects of severe weather events and other natural conditions, subject to certain materiality thresholds. The rules were to become effective for the Company starting in the year ended December 31, 2025. While the SEC has voluntarily stayed the rules, the Company is currently evaluating the effect the rules will have on its financial statement disclosures.

Independence Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

As of December 31, 2025

(Dollars in thousands, except share and per share data)

NOTE 3: Investments in Real Estate

As of December 31, 2025, our investments in real estate consisted of 114 (unaudited) operating apartment properties, including one owned through a consolidated joint venture, that contain an aggregate of 33,462 (unaudited) units. The following table summarizes our investments in real estate except for two properties that we classified as held for sale as of December 31, 2025:

	As of December 31, 2025	As of December 31, 2024	Depreciable Lives (In years)
Land	$573,777	$564,966	—
Building	5,450,891	5,323,105	40
Furniture, fixtures and equipment	571,339	475,865	5 - 10
Total investments in real estate	$6,596,007	$6,363,936
Accumulated depreciation	(915,247)	(740,957)
Investments in real estate, net	$5,680,760	$5,622,979

The following table summarizes our properties held for sale as of December 31, 2025.

Property	Market	Units	Carrying Value
Bella Terra at City Center (1)	Denver, CO	304	$49,254
Stonebridge Crossing	Memphis, TN	500	27,214
		804	$76,468

(1)   During the three months ended September 30, 2025, we recognized a loss on impairment on this property of $12,841.

Acquisitions

Subsequent to year-end, on January 15, 2026, we acquired a 140-unit (unaudited) community in Columbus, Ohio for $29.5 million. The acquisition increased our exposure in Columbus from 2,510 units (unaudited) to 2,650 units (unaudited).

The following table summarizes asset acquisitions for the year ended December 31, 2025:

Property	Date Acquired	Market	Units (unaudited)	Purchase Price
Autumn Breeze	2/27/2025	Indianapolis, IN	280	$59,500
3030 at Apopka	7/31/2025	Orlando, FL	240	60,250
M2 at Millenia 700	8/14/2025	Orlando, FL	403	94,750
Total			923	$214,500

The following table summarizes asset acquisitions for the year ended December 31, 2024:

Property	Date Acquired	Market	Units (unaudited)	Purchase Price
Gateway at Pinellas	8/13/2024	Tampa, FL	288	$82,000
Highland Ridge	11/1/2024	Charlotte, NC	300	73,500
Serenza at Ocoee Village	12/5/2024	Orlando, FL	320	84,250
Total			908	$239,750

There were no asset acquisitions during the year ended December 31, 2023.

The following table summarizes the aggregate fair value of the assets and liabilities associated with three multifamily property acquisitions during the year ended December 31, 2025, on the date of acquisition.

Fair Value of Assets and Liabilities Acquired During the
Year Ended
December 31, 2025
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

Independence Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

As of December 31, 2025

(Dollars in thousands, except share and per share data)

Dispositions

The following table summarizes the dispositions for the year ended December 31, 2025:

Property	Market	Units (unaudited)	Sale Date	Sale Price	Gain on Sale
Ridge Crossings (1)	Birmingham, AL	720	2/14/2025	$111,000	$1,496
Jamestown at St. Matthews	Louisville, KY	356	11/13/2025	50,000	17,492
		1,076		$161,000	$18,988

(1)   During the three months ended December 31, 2024, we recognized a loss on impairment on this property of $20,928.

The following table summarizes the dispositions for the year ended December 31, 2024:

Property	Market	Units (unaudited)	Sale Date	Sale Price	Gain on Sale (Loss on Impairment), Net (1)
Villas of Kingwood (2)(3)	Houston, TX	330	2/13/2024	$53,700	$62
Belmar Villas (2)(3)	Denver, CO	318	2/13/2024	74,300	46
Hearthstone at City Center (2)(3)	Denver, CO	360	3/12/2024	74,000	88
Villas at Huffmeister (2)(3)	Houston, TX	294	3/25/2024	44,250	(415)
Westmont Commons (2)(3)	Asheville, NC	252	3/28/2024	49,875	25,856
Reserve at Creekside (2)(3)	Chattanooga, TN	192	4/30/2024	28,500	(152)
Tapestry Park (4)	Birmingham, AL	354	7/17/2024	70,800	(14,419)
Total		2,100		$395,425	$11,066

(1)	The gain on sale (loss on impairment), net is exclusive of $32,956 impairment charge recognized during the three months ended December 31, 2023, net of $1,953 of defeasance and debt prepayment gains.
(2)

Included in the Portfolio Optimization and Deleveraging Strategy discussed in our Annual Report on Form 10-K for the year ended December 31, 2024, which Portfolio Optimization and Deleveraging Strategy resulted in the sale of ten properties in seven markets for an aggregate gross sales price of $525,300.

(3)	Held for sale as of December 31, 2023.
(4)	A loss on impairment of $15,107 was recognized during the three months ended March 31, 2024.

The following table summarizes the dispositions for the year ended December 31, 2023:

Property	Market	Units (unaudited)	Sale Date	Sale Price	Gain on Sale (Loss on Impairment), Net (1)
Eagle Lake Landing	Indianapolis, IN	277	2/28/2023	$37,300	$1,179
The Meadows at River Run (2)	Chicago, IL	374	12/20/2023	72,700	(14,612)
Fielders Creek (2)	Denver, CO	217	12/21/2023	44,100	(11,019)
Cottage Trails at Culpepper Landing (2)	Norfolk, VA	183	12/28/2023	40,750	(10,168)
Oak Crossing (2)	Fort Wayne, IN	222	12/28/2023	43,100	1,029
Total		1,273		$237,950	$(33,591)

(1)	(Loss on impairment) gain on sale of real estate sold in 2023 is net of $1,900 of defeasance and debt prepayment gains.
(2)

Included in the Portfolio Optimization and Deleveraging Strategy discussed in our Annual Report on Form 10-K for the year ended December 31, 2024, which Portfolio Optimization and Deleveraging Strategy resulted in the sale of ten properties in seven markets for an aggregate gross sales price of $525,300.

Independence Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

As of December 31, 2025

(Dollars in thousands, except share and per share data)

NOTE 4: Investments in Unconsolidated Real Estate Entities

As of December 31, 2025, our investments in unconsolidated real estate entities had aggregate land, building, and construction in progress costs capitalized of $269,739 and aggregate construction debt of $151,979. We do not guarantee any debt, capital payout or other obligations associated with these entities. We recognize earnings or losses from our investments in unconsolidated real estate entities consisting of our proportionate share of the net earnings or losses of the joint ventures. We recognized income (loss) of $11,066, $347, and ($4,488) from equity method investments during the years ended December 31, 2025, 2024, and 2023, respectively, and the income or losses were recorded in income (loss) from investments in unconsolidated real estate entities in our consolidated statements of operations.

The following table summarizes our investments in unconsolidated real estate entities as of December 31, 2025 and 2024:

				Carrying Value As Of
Investments in Unconsolidated Real Estate Entities	Location	Units (unaudited) (1)	IRT Ownership Interest	December 31, 2025	December 31, 2024
Metropolis at Innsbrook (2)	Richmond, VA	402	84.8%	$—	$21,163
Views of Music City II (3)	Nashville, TN	209	50.0%	—	5,905
Lakeline Station (4)	Austin, TX	378	90.0%	42,179	36,106
The Mustang (5)	Dallas, TX	275	85.0%	30,578	28,801
Nexton Pine Hollow	Charleston, SC	324	90.0%	22,097	—
The Approach (6)	Indianapolis, IN	318	66.6%	3,409	—
Total		1,906		$98,263	$91,975

(1)	Represents the total number of units after development is complete and each property is placed in service.
(2)

The Metropolis at Innsbrook is an operating property consisting of 402 units (unaudited) that was sold on July 21, 2025. We had an 84.8% ownership interest in the property at the time of sale. We received $31,356 in proceeds from the sale, comprised of a return of our initial investment of $24,501 and equity proceeds of $6,855. We recognized a gain of $10,576 from the sale during the year ended December 31, 2025.

(3)

Views of Music City II is an operating property. On October 9, 2025, our joint venture partner redeemed our investment in this property, comprised of a return of our initial investment of $5,912 and a preferred return of $3,248. We recognized the preferred return of $3,248 in income (loss) from investments in unconsolidated real estate entities in our consolidated statements of operations during the year ended December 31, 2025. Under the terms of our joint venture agreement, we are entitled to the right of first refusal on the sale of the property.

(4)

Lakeline Station is an operating property consisting of 378 units (unaudited). Subsequent to year-end, on January 20, 2026, we acquired our joint venture partner's 10% membership interest and assumed full operational control and 100% equity ownership of the Tisdale at Lakeline Station property. We began consolidating the assets and liabilities of the property and its operating results effective January 20, 2026.

(5)	The Mustang is an operating property consisting of 275 units (unaudited). We have an open-ended call option that gives us the right to buy the property.
(6)	On October 8, 2025, we entered into a joint venture to develop a 318-unit (unaudited) multifamily project in Indianapolis, IN. We have committed to invest an aggregate of $20.0 million in this joint venture in exchange for a 66.6% preferred equity interest, and, as of December 31, 2025, we had funded $3.4 million on account of this commitment.

Independence Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

As of December 31, 2025

(Dollars in thousands, except share and per share data)

NOTE 5: Indebtedness

The following tables contain summary information concerning our consolidated indebtedness as of December 31, 2025:

Consolidated Debt:	Outstanding Principal	Unamortized Debt Issuance Costs	Unamortized Loan (Discount)/Premiums	Carrying Amount	Type	Weighted Average Contractual Rate (2)	Weighted Average Effective Rate (3)	Weighted Average Maturity (in years)
Unsecured revolver (1)	$198,892	$(4,535)	$—	$194,357	Floating	4.5%	4.8%	3.0
Unsecured term loans	600,000	(1,142)	—	598,858	Floating	4.6%	4.0%	1.5
Secured credit facilities	582,535	(1,525)	12,157	593,167	Fixed	4.2%	4.4%	2.9
Mortgages	739,596	(2,741)	9,693	746,548	Fixed	3.9%	4.0%	3.3
Unsecured notes	150,000	(1,455)	—	148,545	Fixed	5.4%	5.6%	7.3
Total Consolidated Debt	$2,271,023	$(11,398)	$21,850	$2,281,475		4.3%	4.3%	3.0

(1)

On January 8, 2025, we amended and restated our unsecured credit agreement, which increased our revolver capacity to $750,000, and extended the maturity date of borrowings under the unsecured revolver to January 8, 2029. The unsecured revolver total capacity was $750,000, of which $198,892 was outstanding as of December 31, 2025.

(2)	Represents the weighted average of the contractual interest rates in effect as of year-end without regard to any interest rate swaps or collars.
(3)

Represents the total weighted average effective interest rate for the three months ended December 31, 2025, including the impact of interest rate swaps and collars, the amortization of hedging costs, and deferred financing costs, but excluding the impact of loan premium amortization, discount accretion, and interest capitalization.

	Original maturities on or before December 31,
Debt:	2026	2027	2028	2029	2030	Thereafter
Unsecured revolver (1)	$—	$—	$—	$198,892	$—	$—
Unsecured term loans	200,000	—	400,000	—	—	—
Secured credit facilities	9,111	10,081	453,936	2,670	106,737	—
Mortgages	126,763	11,281	126,019	416,031	—	59,502
Unsecured notes	—	—	—	—	—	150,000
Total	$335,874	$21,362	$979,955	$617,593	$106,737	$209,502

(1)

On January 8, 2025, we amended and restated our unsecured credit agreement, which increased our revolver capacity to $750,000, and extended the maturity date of borrowings under the unsecured revolver to January 8, 2029. The unsecured revolver total capacity was $750,000, of which $198,892 was outstanding as of December 31, 2025.

The following table contains summary information concerning our consolidated indebtedness as of December 31, 2024:

		Unamortized	Unamortized			Weighted	Weighted	Weighted
		Debt	Loan			Average	Average	Average
	Outstanding	Issuance	(Discount)	Carrying		Contractual	Effective	Maturity
Debt:	Principal	Costs	/Premiums	Amount	Type	Rate (3)	Rate (4)	(in years)
Unsecured revolver (1)	$194,478	$(526)	—	$193,952	Floating	5.5%	4.8%	4.0
Unsecured term loans	600,000	(1,831)	—	598,169	Floating	5.6%	4.0%	2.5
Secured credit facilities	585,635	(1,901)	17,034	600,768	Fixed	4.2%	4.4%	3.9
Mortgages (2)	780,794	(3,175)	14,687	792,306	Fixed	3.8%	4.0%	3.7
Unsecured notes	150,000	(1,512)	—	148,488	Fixed	5.4%	5.6%	8.3
Total Debt	$2,310,907	$(8,945)	$31,721	$2,333,683		4.6%	4.3%	3.8

(1)	The unsecured revolver total capacity was $500,000, of which $194,478 was outstanding as of December 31, 2024.
(2)	Includes indebtedness secured by real estate held for sale of $59,032.
(3)	Represents the weighted average of the contractual interest rates in effect as of year-end December 31, 2024 without regard to any interest rate swaps or collars.
(4)

Represents the total weighted average effective interest rate for the three months ended December 31, 2024, including the impact of interest expense including the impact of interest rate swaps and collars, the amortization of hedging costs, and deferring financing costs, but excluding the impact of loan premium amortization, discount accretion, and interest capitalization.

Independence Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

As of December 31, 2025

(Dollars in thousands, except share and per share data)

As of December 31, 2025 we were in compliance with all financial covenants contained in our consolidated indebtedness.

Unsecured Revolver and Term Loans

On February, 11, 2026, IROP entered into the Sixth Amended and Restated Credit Agreement (the “Sixth Restated Credit Agreement”) by and among IROP, as borrower, IRT as parent guarantor, KeyBank National Association, as administrative agent, and the other agents and lender parties thereto, which amended and restated in its entirety the Fifth Amended and Restated Credit Agreement dated as of January 8, 2025 (the “Fifth Restated Credit Agreement”). The Fifth Restated Credit Agreement provided for a $750,000 unsecured revolving credit facility (the “Unsecured Revolver”) with a January 8, 2029 scheduled maturity date and two unsecured term loans, specifically: (i) a $200,000 term loan with a May 18, 2026 maturity date (the “2026 Term Loan”) and (ii) a $400,000 term loan with a January 28, 2028 maturity date (the “2028 Term Loan”). The Sixth Restated Credit Agreement provides for a new $350.0 million term loan with a maturity date of February 11, 2030, subject to a one year extension option (the “2030 Term Loan”). A portion of the proceeds from the 2030 Term Loan were used to pay off outstanding borrowings under the 2026 Term Loan.

The Sixth Restated Credit Agreement also increases the aggregate amount of borrowings under the credit agreement to $1.5 billion and permits IROP to request an increase in such aggregate amount to up to $2.0 billion subject to certain terms and conditions, including receipt of commitments from one or more lenders, whether or not currently parties to the Sixth Restated Credit Agreement, to provide such increased amounts, which increase may be allocated, at IROP’s option, to the Unsecured Revolver and/or to one or more of the Term Loans, in accordance with the Sixth Restated Credit Agreement.

The margin for borrowings under the Unsecured Revolver, the 2028 Term Loan and the new 2030 Term Loan remain unchanged, with (1) Unsecured Revolver borrowings bearing interest at a rate equal to either (i) the SOFR rate plus a margin of 72.5 to 140 basis points, or (ii) a base rate plus a margin of 0 to 40 basis points; and (2) 2028 Term Loan and new 2030 Term Loan borrowings bearing interest at a rate equal to either (i) the SOFR rate plus a margin of 80 to 160 basis points, or (ii) a base rate plus a margin of 0 to 60 basis points. The applicable margin will be determined based upon IRT’s credit rating. At the time of closing, based upon IRT’s credit rating along with IROP’s consolidated leverage ratio, the applicable SOFR margin was 77.5 basis points for the Unsecured Revolver and 85 basis points for both the 2028 Term Loan and 2030 Term Loan.

The Sixth Restated Credit Agreement contains customary covenants for credit facilities of this type, including restrictions on our ability to take the following actions: (i) make distributions after an event of default; (ii) incur debt; (iii) make investments; (iv) grant or suffer liens; (v) undertake mergers, consolidations, asset sales and other fundamental entity changes; (vi) make material changes to contracts and organizational documents; and (vii) enter into transactions with affiliates.

The Sixth Restated Credit Agreement also contains financial covenants applicable to us involving (i) maximum consolidated total debt to total asset value, (ii) maximum distributions, (iii) maximum secured debt to total asset value, (iv) maximum unsecured debt to eligible unencumbered properties, and (v) minimum consolidated fixed charge coverage. The Sixth Restated Credit Agreement provides for certain customary events of default, including among others, non-payment of principal, interest or other amounts when due, inaccuracy of representations and warranties, violation of covenants, cross defaults with certain other indebtedness, insolvency or inability to pay debts, bankruptcy, or a change of control.

Independence Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

As of  December 31, 2025

(Dollars in thousands, except share and per share data)

Private Placement of $150 Million of Unsecured Notes

On August 19, 2024, we entered into a Note and Guaranty Agreement granting us the right to sell up to $150,000 of unsecured notes (the “Private Placement”), consisting of $75,000 aggregate principal amount of unsecured notes due October 1, 2031 and $75,000 aggregate principal amount of unsecured notes due October 1, 2034 (each a “note” and collectively, the “notes”), to an institutional investor in the Private Placement at fixed annual interest rates of 5.32% and 5.53%, respectively. The entire unpaid principal balance of each note shall be due and payable on the maturity date thereof. On October 1, 2024, the notes were executed and funded. We incurred $1,120 of deferred financing costs attributable to the Private Placement which have been allocated evenly between the notes and will be amortized into interest expense over their respective 7- or 10-year terms, respectively. The net proceeds from the Private Placement were used to repay secured mortgage debt scheduled to mature in 2024 and 2025 and to reduce the borrowings under our unsecured revolver.

Secured Credit Facilities

PNC Secured Credit Facility

On December 16, 2021, in connection with the STAR Merger, we assumed the PNC MCFA, a fixed rate multifamily note and other loan documents for the benefit of PNC Bank. The PNC MCFA provides for a fixed rate loan in the aggregate principal amount of $79,170 that accrues interest at 2.82% per annum and has a maturity date of July 1, 2030. As of December 31, 2025, and 2024, the outstanding principal balance was $75,528 and $76,249, respectively.

Newmark Secured Credit Facility

On December 16, 2021, in connection with the STAR Merger, we assumed the Newmark MCFA, which consists of four tranches: (1) a fixed rate loan in the aggregate principal amount of $331,001 that accrues interest at 4.43% per annum; (2) a fixed rate loan in the aggregate principal amount of $137,917 that accrues interest at 4.57% per annum; (3) a variable rate loan in the aggregate principal amount of $49,493 that accrues interest at the one-month LIBOR plus 1.70% per annum; and (4) a fixed rate loan in the aggregate principal amount of $40,468 that accrues interest at 3.34% per annum. The first three tranches have a maturity date of August 1, 2028, and the fourth tranche has a maturity date of March 1, 2030, unless in each case the maturity date is accelerated in accordance with the terms of the loan documents. Interest only payments are payable monthly through August 1, 2025 and April 1, 2027 on the first three tranches and fourth tranche, respectively, with interest and principal payments due monthly thereafter. During 2023 and 2024, tranche 3 was repaid and retired with proceeds from the 2023 property sales. As of December 31, 2025 and 2024, the outstanding principal balance was $507,007 and $509,386, respectively.

Mortgages

The following table summarizes the mortgage payoffs during the years ended  December 31, 2025 and 2024:

		Weighted Average
	Amount	Interest Rate
Mortgage payoffs in 2024	$303,464	3.83%
Mortgage payoffs in 2025	88,303	4.46%
	$391,767	3.97%

NOTE 6: Derivative Financial Instruments

The following table summarizes the aggregate notional amounts and estimated net fair values of our derivative instruments as of December 31, 2025 and 2024:

	As of December 31, 2025			As of December 31, 2024
	Notional	Fair Value of Assets	Fair Value of Liabilities	Notional	Fair Value of Assets	Fair Value of Liabilities
Cash flow hedges:
Interest rate swaps	$600,000	$6,006	$346	$500,000	$20,328	$—
Interest rate collars	200,000	3,344	—	200,000	8,972	—
Forward interest rate swap	150,000	490	—	—	—	—
Total	$950,000	$9,840	$346	$700,000	$29,300	$—

Interest rate swaps

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

As of  December 31, 2025

(Dollars in thousands, except share and per share data)

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

For interest rate swaps and collars that are considered effective hedges, we reclassified realized gains of $13,036, $19,730, and $19,189 to earnings within interest expense for the years ended December 31, 2025, 2024 and 2023, respectively. For interest rate swaps and collars that are considered effective hedges, gains of $5,572 are expected to be reclassified out of accumulated other comprehensive income (loss) to earnings over the next 12 months.

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

On December 30, 2024, we physically settled 3,250,000 shares of our common stock that was sold in the offering at a weighted average price of $19.04 per share, and we received net proceeds of $61,882. On March 31, 2025, we physically settled 2,650,000 shares at a weighted average price of $18.89 per share and we received net proceeds of $50,059. On September 5, 2025, we amended the Forward Sale Agreements to extend the scheduled maturity date to December 31, 2025. On September 29, 2025, we physically settled 5,300,000 shares at a weighted average price of $19.06 per share and we received net proceeds of $101,003. On December 31, 2025, we net cash settled the remaining 300,000 shares of common stock at a weighted average price of $17.53 per share against a weighted average forward price of $19.01 per share, resulting in net proceeds to us of $446. All of the net proceeds were used to fund new acquisitions. As of December 31, 2025, no shares of our common stock remained to be settled under the Forward Sale Agreements.

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

During the three months ended March 31, 2025, we entered into forward sales transactions under the ATM Program for the forward sale of an aggregate of 2,681,600 shares of our common stock at a weighted average price of $20.96 per share. On December 23, 2025, we net cash settled all 2,681,600 shares of common stock at a weighted average price of $16.81 per share against a weighted average forward price of $21.02 per share, resulting in net proceeds to us of $11,281. We used substantially all of the net proceeds to fund the repurchase of shares of common stock under our Stock Repurchase Program. As of December 31, 2025, approximately $342,400 remained available for issuance under our ATM Program.

During the three months ended September 30, 2024, and December 31, 2024, we entered into forward sales transactions under the ATM Program for the forward sale of an aggregate of 2,498,300 shares of our common stock with a maturity date of September 5, 2025 or November 13, 2025, respectively, as set forth in the forward sale transactions placement notice. On December 30, 2024, we physically settled all of these 2,498,300 shares of our common stock at a weighted average price of $20.06 per share and we received net proceeds of $50,106. As of December 31, 2024, approximately $399,435 remained available for issuance under our ATM Program.

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

Independence Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

As of  December 31, 2025

(Dollars in thousands, except share and per share data)

Stock Repurchase Program

On May 18, 2022, our Board of Directors authorized a common stock repurchase program (the “Stock Repurchase Program”) covering the repurchase of up to $250,000 in shares of our common stock. Under the Stock Repurchase Program, we, in our discretion, may purchase our shares from time to time in the open market or in privately negotiated transactions. The amount and timing of the purchases of our common stock will depend on a number of factors, including the price and availability of our shares of common stock, trading volumes and general market conditions. The Stock Repurchase Program has no time limit and may be suspended or discontinued at any time. During the year ended December 31, 2025, we repurchased and retired 1,872,684 shares of common stock under our Stock Repurchase Program at a weighted average price of $16.00 per share at a total cost of $30,000. As of December 31, 2025, $220,000 in shares of our common stock remained authorized for repurchase under our Stock Repurchase Program.

Our Board of Directors declared the following dividends in 2025:

				Dividend Declared
Quarter	Declaration Date	Record Date	Payment Date	Per Share
First quarter 2025	March 10, 2025	March 28, 2025	April 21, 2025	$0.16
Second quarter 2025	May 14, 2025	June 27, 2025	July 18, 2025	$0.17
Third quarter 2025	September 8, 2025	September 30, 2025	October 24, 2025	$0.17
Fourth quarter 2025	December 15, 2025	December 31, 2025	January 23, 2026	$0.17

Our Board of Directors declared the following dividends in 2024:

				Dividend Declared
Quarter	Declaration Date	Record Date	Payment Date	Per Share
First quarter 2024	March 11, 2024	March 29, 2024	April 19, 2024	$0.16
Second quarter 2024	June 10, 2024	June 28, 2024	July 19, 2024	$0.16
Third quarter 2024	September 17, 2024	September 30, 2024	October 18, 2024	$0.16
Fourth quarter 2024	December 16, 2024	December 31, 2024	January 17, 2025	$0.16

Noncontrolling Interest

During 2025, no holders of IROP units exchanged units for shares of our common stock. As of December 31, 2025, 5,941,643 IROP units held by unaffiliated third parties were outstanding.

During 2024, holders of IROP units exchanged 4,928 units for 4,928 shares of our common stock. As of December 31, 2024, 5,941,643 IROP units held by unaffiliated third parties were outstanding.

Our Board of Directors declared the following distributions on our operating partnership’s LP units during 2025:

				Dividend Declared
Quarter	Declaration Date	Record Date	Payment Date	Per Share
First quarter 2025	March 10, 2025	March 28, 2025	April 21, 2025	$0.16
Second quarter 2025	May 14, 2025	June 27, 2025	July 18, 2025	$0.17
Third quarter 2025	September 8, 2025	September 30, 2025	October 24, 2025	$0.17
Fourth quarter 2025	December 15, 2025	December 31, 2025	January 23, 2026	$0.17

Our Board of Directors declared the following distributions on our operating partnership’s LP units during 2024:

				Dividend Declared
Quarter	Declaration Date	Record Date	Payment Date	Per Share
First quarter 2024	March 11, 2024	March 29, 2024	April 19, 2024	$0.16
Second quarter 2024	June 10, 2024	June 28, 2024	July 19, 2024	$0.16
Third quarter 2024	September 17, 2024	September 30, 2024	October 18, 2024	$0.16
Fourth quarter 2024	December 16, 2024	December 31, 2024	January 17, 2025	$0.16

Independence Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

As of  December 31, 2025

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

Under the Incentive Plan, we have granted restricted shares, RSUs, and performance share units (“PSUs”). For the years ended December 31, 2025, 2024 and 2023 we recognized $8,276, $7,390 and $7,883 of stock compensation expense, respectively.

The restricted shares and RSUs granted under the Incentive Plan generally vest over a two, three, or four-year period. In addition, we have granted unrestricted shares to our non-employee directors. These awards generally vest or vested immediately. A summary of restricted common share award and RSU activity is presented below.

	2025		2024		2023
	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Balance, January 1,	509,895	$16.73	416,735	$18.70	395,482	$18.67
Granted	344,573	19.37	400,659	15.16	356,886	18.06
Vested	(255,469)	17.46	(232,830)	17.67	(260,128)	17.80
Forfeited	(59,930)	17.92	(74,669)	16.37	(75,505)	18.59
Balance, December 31, (1)	539,069	$17.94	509,895	$16.73	416,735	$18.70

(1)	The outstanding award balance above included 156,732, 149,334, and 127,989 RSUs as of December 31, 2025, 2024, and 2023, respectively.

Subsequent to December 31, 2025, 303,489 restricted stock awards and RSUs valued at a weighted-average price of $16.30, or $4,947 in the aggregate were awarded to employees. These awards vest over a two to four-year period.

As of December 31, 2025, the unearned compensation cost relating to unvested restricted common share awards and RSUs was $4,518, which will be recognized over a weighted-average period of 1.9 years. The estimated fair value of restricted common share awards, and RSUs, vested during 2025, 2024, and 2023 was $5,350, $3,645, and $4,494, respectively.

Independence Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

As of December 31, 2025

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

	2025		2024		2023
	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Balance, January 1,	642,380	$16.72	589,522	$16.26	841,519	$13.74
Granted (1)	194,237	17.30	218,379	13.64	216,794	17.43
Change in awards based on performance (2)	10,193	19.38	82,534	14.48	104,060	14.22
Vested	(199,679)	15.02	(248,055)	12.15	(452,380)	11.55
Forfeited	—	—	—	—	(120,471)	16.68
Balance, December 31,	647,131	$17.46	642,380	$16.72	589,522	$16.26

(1)

PSUs granted reflects the number of awards assuming target performance. The actual number of awards earned is based on actual performance during the three-year performance period and ranges from 0%-150% of target.

(2)	Represents the change in the numbers of PSUs earned based on above-target performance achievement for the applicable performance period.

Our assumptions used in computing the fair value of the PSUs at the dates of their respective grants, using the Monte Carlo method, were as follows:

	For the year ended December 31,
	2025	2024	2023
Dividend yield	3.3%	4.2%	4.7%
Volatility (a)	29.0%	35.0%	33.0%
Expected term	2.9 years	2.8 years	2.9 years

(a)	This represents the volatility assumption used for IRT. The volatility assumptions used for our peer group and the NAREIT Mortgage Index ranged from 23% to 43%.

The Company estimates future expenses associated with PSUs outstanding at December 31, 2025 to be $1,543, which will be recognized over a weighted-average period of 2.5 years. The estimated fair value of PSUs vested during 2025, 2024, and 2023 was $4,134, $3,683 and $7,990, respectively.

Independence Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

As of December 31, 2025

(Dollars in thousands, except share and per share data)

NOTE 9: Earnings (Loss) Per Share

The following table presents a reconciliation of basic and diluted earnings (loss) per share for the years ended December 31, 2025, 2024 and 2023:

	For the Years Ended December 31,
	2025	2024	2023
Net income (loss)	$57,707	$40,033	$(17,807)
(Income) loss allocated to noncontrolling interest	(1,149)	(742)	580
Net income (loss) allocable to common shares	56,558	39,291	(17,227)
Weighted-average shares outstanding—Basic	233,923,616	224,798,958	224,414,443
Dilutive securities	826,815	785,348	—
Weighted-average shares outstanding—Diluted	234,750,431	225,584,306	224,414,443
Earnings (loss) per share—Basic	$0.24	$0.17	$(0.08)
Earnings (loss) per share—Diluted	$0.24	$0.17	$(0.08)

Certain IROP units totaling 5,941,643 for the year ended December 31, 2025, were excluded from the earnings per share computation because their effect would have been anti-dilutive. Certain IROP units and shares of common stock deliverable under the forward sale agreement totaling 14,192,127 for the year ended December 31, 2024, were excluded from the earnings per share computation because their effect would have been anti-dilutive. Certain IROP units, PSUs, RSUs, restricted stock awards and shares of common stock deliverable under the forward sale agreement totaling 6,669,403 for the year ended December 31, 2023, were excluded from the earnings per share computation because their effect would have been anti-dilutive.

NOTE 10: Quarterly Financial Data (Unaudited)

The following table summarizes our quarterly financial data which, in the opinion of management, reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of our results of operations:

	For the Three-Month Periods Ended
	March 31	June 30	September 30	December 31
2025
Total revenue	$161,243	$162,188	$167,138	$167,127
Net income (loss)	8,526	8,172	6,995	34,014
Net income (loss) allocable to common shares	8,354	8,046	6,893	33,265
Total earnings per share—Basic (1)	$0.04	$0.03	$0.03	$0.14
Total earnings per share—Diluted (1)	$0.04	$0.03	$0.03	$0.14
2024
Total revenue	$160,534	$158,402	$160,135	$160,963
Net income (loss)	17,961	10,555	12,620	(1,100)
Net income (loss) allocable to common shares	17,577	10,354	12,365	(1,001)
Total earnings per share—Basic (1)	$0.08	$0.05	$0.05	$0.00
Total earnings per share—Diluted (1)	$0.08	$0.05	$0.05	$0.00

(1)	The summation of quarterly per share amounts may not equal the full year amounts due to rounding.

Independence Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

As of December 31, 2025

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

GAAP guidance requires that segment disclosures present the measures used by the Chief Operating Decision Maker (“CODM”) to decide how to allocate resources and for purposes of assessing segment performance. As a group, our executive officers, including the CEO, President and CFO, CAO, and EVP of Operations act as the CODM. The CODM manages and reviews our operations on both a property-by-property basis and same-store and non same-store basis and uses net operating income (“NOI”) as the primary financial measure to evaluate operating results of our multifamily properties, including analyses compared to prior periods and budgeted operating results. NOI is defined as total property revenues less total property operating expenses, excluding interest expenses, depreciation and amortization, casualty related costs and gains, property management expenses, general and administrative expense, net gains on sale of assets and restructuring costs.

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

As of December 31, 2025

(Dollars in thousands, except share and per share data)

The following table details NOI for our two reportable segments for the years ended December 31, 2025, 2024 and 2023, and reconciles NOI to Net income (loss) on the consolidated statements of operations. The segments are classified as same-store or non same-store based on the individual property’s status as of December 31, 2025 for the years ended  December 31, 2025 and 2024 and at December 31, 2024 for the year ended December 31, 2023.

	For the Year Ended December 31,
	2025	2024	2023
Revenue:
Same-store(1) rental and other property revenue	$595,601	$585,431	$585,277
Non same-store(1) rental and other property revenue	60,880	53,482	74,564
Total reportable segments revenue	656,481	638,913	659,841
Other income	1,215	1,122	1,142
Total consolidated revenue	$657,696	$640,035	$660,983
Operating Expenses:
Same-store
Real estate taxes	67,926	68,534	72,518
Property insurance	13,323	15,174	14,618
Personnel expenses	47,460	48,068	45,592
Utilities	29,720	28,923	28,296
Repairs and maintenance	18,836	18,872	20,122
Contract services	22,927	21,276	21,584
Advertising expenses	9,079	7,380	6,342
Other property operating expenses (2)	6,279	6,209	6,625
Total same-store operating expenses	215,550	214,436	215,697
Non same-store
Total non same-store operating expenses	23,607	21,152	28,633
Total reportable segments operating expenses	239,157	235,588	244,330
Net Operating Income:
Same-store NOI	380,051	370,995	369,580
Non same-store NOI	37,273	32,330	45,931
Total reportable segments NOI	417,324	403,325	415,511
Adjustments:
Other revenue	1,215	1,122	1,142
Property management expenses	(30,107)	(29,923)	(27,081)
General and administrative expenses	(23,966)	(24,245)	(22,766)
Depreciation and amortization	(243,241)	(220,854)	(218,968)
Casualty losses	(1,314)	(3,935)	(925)
Interest expense	(78,998)	(76,141)	(89,921)
Gain on sale (loss on impairment) of real estate assets, net	6,147	(9,862)	(66,547)
(Loss) gain on extinguishment of debt	(67)	200	(124)
Other loss	(352)	(1)	(427)
Income (loss) from investments in unconsolidated real estate entities	11,066	347	(4,488)
Restructuring costs	—	—	(3,213)
Net income (loss)	$57,707	$40,033	$(17,807)

(1)	Same-store portfolio consists of 105 properties, which represent 30,502 units. Non same-store portfolio consists of 9 properties, which represent 2,960 units.
(2)	Other property operating expenses includes property office, administrative and legal costs.

Independence Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

As of December 31, 2025

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

Starting around November 2022, putative class action representatives began filing complaints in various United States District Courts across the country naming as defendants RealPage, Inc. ("RealPage"), a seller of revenue management products, and approximately 50 defendants who own and/or manage multifamily residential rental housing, alleging that the defendants conspired to fix, raise, maintain, and stabilize rent prices in violation of Section 1 of the Sherman Act. Some of the complaints, including one filed on November 14, 2022, in the U.S. District Court for the Northern District of Illinois, named us as one of the defendants, and others did not. Discovery is ongoing. It is not possible for the Company to estimate the amount of loss, if  any, which may be associated with an adverse decision in this matter. We deny all allegations of wrongdoing and intend to defend against these claims vigorously. See “Part I. Item 3. Legal Proceedings.”

Other Matters

To the extent that a natural disaster or similar event occurs with more than a remote risk of having a material impact on the consolidated financial statements, we will disclose the estimated range of possible outcomes, and, if an outcome is probable, accrue an appropriate liability.

Lease Obligations

We lease office space in Philadelphia, PA , Chicago, IL and Tampa, FL. As of December 31, 2025, the weighted average term of our lease obligations was 4.1 years. The following table sets forth, as of December 31, 2025, the annual minimum rent due pursuant to these leases for each of the next five years and thereafter:

Year	Amount
2026	$811
2027	827
2028	796
2029	649
2030	228
Thereafter	—
Total	$3,311

Independence Realty Trust

Schedule III - Real Estate and Accumulated Depreciation

As of December 31, 2025

(Dollars in thousands)

		Initial Cost		Cost of Improvements		Gross Carrying Amount
Market	Number of Properties	Land	Building	Land	Building	Land	Building	Accumulated Depreciation Building	Encumbrances (a)	Year(s) of Acquisition
Atlanta, GA	13	$102,866	$903,813	—	$125,751	$102,866	$1,029,564	$(164,387)	(b)	2015-2021
Austin, TX	1	3,857	48,719	—	8,976	3,857	57,695	(8,990)		2021
Charleston, SC	2	9,260	69,104	—	5,905	9,260	75,009	(19,710)		2015
Charlotte, NC	4	26,294	234,257	—	2,915	26,294	237,172	(25,875)		2015 - 2024
Cincinnati, OH	2	6,939	111,937	—	8,368	6,939	120,305	(14,956)		2021
Columbus, OH	10	28,870	308,917	—	48,039	28,870	356,956	(65,867)		2014 - 2021
Dallas, TX	14	68,829	749,578	—	80,416	68,829	829,994	(122,773)	(b)	2015 - 2021
Denver, CO (c)(d)	8	43,765	497,482	—	17,758	43,765	515,240	(54,361)	(b)	2021 - 2025
Greenville, SC	1	7,330	111,833	—	8,757	7,330	120,590	(15,528)		2021
Houston, TX	5	18,767	186,226	—	13,039	18,767	199,265	(25,026)		2021
Huntsville, AL	4	24,000	212,753	—	6,139	24,000	218,892	(26,331)		2015 - 2023
Indianapolis, IN	8	26,740	305,212	—	29,825	26,740	335,037	(47,878)	(b)	2012 - 2025
Lexington, KY	3	9,467	145,715	—	13,066	9,467	158,781	(19,956)		2021
Louisville, KY	3	14,195	74,791	—	11,851	14,195	86,642	(25,914)		2014
Memphis, TN (c)	4	10,730	124,023	—	25,759	10,730	149,782	(45,234)		2014 - 2015
Myrtle Beach, SC - Wilmington, NC	3	4,580	55,797	—	9,616	4,580	65,413	(15,213)	(b)	2017
Nashville, TN	5	33,939	318,936	—	27,100	33,939	346,036	(45,190)	(b)	2021 - 2022
Oklahoma City, OK	8	17,099	280,770	—	49,755	17,099	330,525	(56,331)	(b)	2014 - 2021
Orlando, FL	4	29,078	248,186	—	6,295	29,078	254,481	(16,566)		2015 - 2025
Raleigh - Durham, NC	6	34,409	199,323	—	25,693	34,409	225,016	(57,297)		2014 - 2019
San Antonio, TX	1	4,604	50,501	—	2,638	4,604	53,139	(6,870)		2021
Tampa-St. Petersburg, FL	6	55,706	287,436	3,919	51,362	59,625	338,798	(52,094)		2017 - 2024
	115	$581,324	$5,525,309	$3,919	$579,023	$585,243	$6,104,332	$(932,347)

(a)	Encumbrances exclude the principal balance of $582,535 and associated deferred financing costs related to the secured credit facilities.
(b)	Represents properties with gross assets of $2,733,163 and mortgage note indebtedness of $739,596.
(c)	Includes properties classified as held for sale as of December 31, 2025.
(d)	Includes development placed in service of $67,511 at one development property in Denver, CO.

Independence Realty Trust

Schedule III - Real Estate and Accumulated Depreciation

As of December 31, 2025

(Dollars in thousands)

	For the years ended
Investments in Real Estate	Dec 31, 2025 (1)	Dec 31, 2024 (2)	Dec 31, 2023 (3)

Balance, beginning of period	$6,486,630	$6,579,190	$6,652,083
Additions during period:
Acquisitions	207,344	235,333	49,939
Improvements to land and building	204,115	146,046	217,235
Deductions during period:
Dispositions of real estate	(164,905)	(411,833)	(283,991)
Impairment of real estate assets held for sale	(12,841)	(20,995)	(32,956)
Asset write-offs	(30,768)	(41,111)	(23,120)
Balance, end of period:	$6,689,575	$6,486,630	$6,579,190

Accumulated Depreciation	Dec 31, 2025 (1)	Dec 31, 2024 (2)	Dec 31, 2023 (3)

Balance, beginning of period	$753,539	$606,404	$426,097
Depreciation expense	232,727	217,985	216,980
Dispositions of real estate	(23,149)	(29,739)	(13,553)
Asset write-off	(30,770)	(41,111)	(23,120)
Balance, end of period:	$932,347	$753,539	$606,404

(1)	Includes two properties classified as held for sale as of December 31, 2025.
(2)	Includes one property classified as held for sale as of December 31, 2024.
(3)	Includes six properties classified as held for sale as of December 31, 2023.

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

Under the supervision of our chief executive officer and chief financial officer and with the participation of our disclosure committee, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our chief executive officer and chief financial officer determined that, as of December 31, 2025, our disclosure controls and procedures are effective at the reasonable assurance level.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 Framework). Based on this assessment, management believes that, as of December 31, 2025, our internal control over financial reporting is effective.

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

ITEM 9B.    Other Information

During the three months ended December 31, 2025, two of the Company's directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted a Rule 10b5-1 trading arrangement. No other directors or officers of the Company adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933) during the three months ended December 31, 2025.

On December 3, 2025, Richard Gebert, one of our directors, entered into a Rule 10b5-1 trading arrangement, effective April 1, 2026, providing for the sale, from time to time, of up to 6,000 shares of the Company's common stock. The Rule 10b5-1 trading arrangement will terminate upon the earlier of March 31, 2027 or the sale of 6,000 shares of the Company’s common stock under the trading arrangement. Mr. Gebert's trading plan is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act.

On December 4, 2025, Scott F. Schaeffer, our Chief Executive Officer and Chairman of the Board, entered into a Rule 10b5-1 trading arrangement, effective April 1, 2026, providing for the sale, from time to time, of up to 40,000 shares of the Company's common stock. The Rule 10b5-1 trading arrangement will terminate upon the earlier of March 31, 2027 or the sale of 40,000 shares of the Company's common stock under the trading arrangement. Mr. Schaeffer's trading plan is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act.

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

The information required by this item will be set forth in our definitive proxy statement with respect to our 2026 annual meeting of stockholders, and is incorporated herein by reference.

ITEM 11.    Executive Compensation

The information required by this item will be set forth in our definitive proxy statement with respect to our 2026 annual meeting of stockholders, and is incorporated herein by reference.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be set forth in our definitive proxy statement with respect to our 2026 annual meeting of stockholders, and is incorporated herein by reference.

ITEM 13.    Certain Relationships and Related Transactions and Director Independence

The information required by this item will be set forth in our definitive proxy statement with respect to our 2026 annual meeting of stockholders, and is incorporated herein by reference.

ITEM 14.    Principal Accountant Fees and Services

The information required by this item will be set forth in our definitive proxy statement with respect to our 2026 annual meeting of stockholders, and is incorporated herein by reference.

PART IV

ITEM 15.    Exhibits and Financial Statement Schedules

The following documents are filed as part of this report:

1.	Consolidated Financial Statements

Index to Consolidated Financial Statements

Independence Realty Trust, Inc.

Report of Independent Registered Public Accounting Firm (PCAOB ID 185).

Consolidated Balance Sheets as of December 31, 2025 and 2024.

Consolidated Statements of Operations for the years ended December 31, 2025, 2024 and 2023.

Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2025, 2024 and 2023.

Consolidated Statements of Changes in Equity for the years ended December 31, 2025, 2024 and 2023.

Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024 and 2023.

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

10.13

Employment Agreement, dated March 1, 2020, by and between IRT and Jason R. Delozier, incorporated by reference to Exhibit 10.4 to IRT’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.**

EXHIBIT INDEX

10.14

Form of Cash Bonus Award Grant Agreement under the Independence Realty Trust, Inc. 2022 Long Term Incentive Plan, incorporated by reference to Exhibit 10.25 to IRT's Annual Report on Form 10-K for the year ended December 31, 2022.**

10.15

Form of Performance Share Unit Award Grant Agreement under the Independence Realty Trust, Inc. 2022 Long Term Incentive Plan, incorporated by reference to Exhibit 10.26 to IRT's Annual Report on Form 10-K for the year ended December 31, 2022.**

10.16

Form of Restricted Stock Unit Award Agreement for Eligible Officers under the Independence Realty Trust, Inc. 2022 Long Term Incentive Plan, incorporated by reference to Exhibit 10.27 to IRT's Annual Report on Form 10-K for the year ended December 31, 2022.**

10.17

Sixth Amended and Restated Credit Agreement (the "Credit Agreement"), dated as of February 11, 2026, by and among the Independence Realty Operating Partnership, LP as borrower and Independence Realty Trust, Inc., as guarantor; Citibank, N.A. (together with any successor in interest, "Citibank") and KeyBank National Association (together with any successor in interest, "KeyBank"), as initial Lenders, Issuing Lenders and Swing Loan Lenders, the other lending institutions which are parties to the Credit Agreement as "Lenders"; the other lending institutions that may become parties to the Credit Agreement and KeyBank, as administrative agent for the Lenders, with Citibank, Capital One National Association, PNC Bank, National Association, Regions Bank, BMO Bank, N.A., The Huntington National Bank and Truist Bank, as Revolving Facility Co-Syndication Agents; Bank of America, N.A., Barclays Bank PLC and Royal Bank of Canada, as Co-Documentation Agents; Citibank and KeyBanc Capital Markets, as Revolving Facility Joint Bookrunners; KeyBanc Capital Markets, Citibank, PNC Capital Markets LLC, Capital One, National Association, The Huntington National Bank, Regions Capital Markets, BMO Bank N.A., and Truist Securities, Inc., as Revolving Facility Joint Lead Arrangers; Capital One, National Association and PNC Bank, National Association, as 2022 Term Loan Co-Syndication Agents, KeyBanc Capital Markets, Capital One National Association, and PNC Capital Markets LLC, as 2022 Term Loan Joint Bookrunners; KeyBanc Capital Markets, Capital One, National Association and PNC Capital Markets, LLC, as 2022 Term Loan Joint Lead Arrangers; PNC Bank National Association, The Huntington National Bank, Regions Bank, Truist Bank, Bank of America, N.A., and Royal Bank of Canada, as 2026 Term Loan Co-Syndication Agents; KeyBanc Capital Markets and BOFA Securities, Inc., as 2026 Term Loan Joint Bookrunners; and KeyBanc Capital Markets, PNC Capital Markets LLC, The Huntington National Bank, Regions Capital Markets, Truist Securities, Inc., BOFA Securities, Inc., and RBC Capital Markets Corporation, as 2026 Term Loan Joint Lead Arrangers, as incorporated by reference to Exhibit 10.1 to IRT's Current Report on Form 8-K filed on February 11, 2026.

10.18	Amendment No. 1 to Confirmations of Issuer Share Forward Sale Transactions, dated September 5, 2025, by and among Independence Realty Trust, Inc. and Citibank, N.A., incorporated by reference to Exhibit 99.1 to IRT's Quarterly Report on Form 10-Q for the quarter ended September 30, 2025.

19.1	Independence Realty Trust, Inc. Insider Trading Policy, incorporated by reference to Exhibit 19.1 to IRT's Annual Report on Form 10-K for the year ended December 31, 2024.

21.1	Subsidiaries of IRT, filed herewith.

23.1	Consent of KPMG LLP, filed herewith.

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith.

EXHIBIT INDEX

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

97.1	IRT Dodd-Frank Clawback Policy, incorporated by reference to Exhibit 97.1 to IRT's Annual Report on Form 10-K for the year ended December 31, 2024.

99.1	Material U.S. Federal Income Tax Considerations filed herewith.

101

The following materials, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2025 and December 31, 2024, (ii) Consolidated Statements of Operations for the years ended December 31, 2025, 2024 and 2023. (iii) Consolidated Statements of Equity for the years ended December 31, 2025, 2024 and 2023, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024, and 2023, and (v) notes to the consolidated financial statements as of December 31, 2025, filed herewith.

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

INDEPENDENCE REALTY TRUST, INC.

Date:	February 17, 2026	By:	/S/ SCOTT F. SCHAEFFER
Scott F. Schaeffer
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/S/ SCOTT F. SCHAEFFER	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 17, 2026
Scott F. Schaeffer

/S/ JAMES J. SEBRA	President, Chief Financial Officer and Treasurer (Principal Financial Officer)	February 17, 2026
James J. Sebra

/S/ JASON R. DELOZIER	Chief Accounting Officer	February 17, 2026
Jason R. Delozier	(Principal Accounting Officer)

/S/ STEPHEN BOWIE	Director	February 17, 2026
Stephen Bowie

/S/ NED W. BRINES	Director	February 17, 2026
Ned W. Brines

/S/ ANA MARIE DEL RIO	Director	February 17, 2026
Ana Marie del Rio

/S/ RICHARD D. GEBERT	Director	February 17, 2026
Richard D. Gebert

/S/ CRAIG MACNAB	Director	February 17, 2026
Craig Macnab

/S/ MELINDA H. MCCLURE	Director	February 17, 2026
Melinda H. McClure

/S/ DEFOREST B. SOARIES, JR.	Director	February 17, 2026
DeForest B. Soaries, Jr.

/S/ LISA WASHINGTON	Director	February 17, 2026
Lisa Washington