Form 10-Q
period 2026-03-31
INDEPENDENCE REALTY TRUST, INC.
filed 2026-04-30
CIK 1466085

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

As of April 24, 2026 there were 235,714,682 shares of the Registrant’s common stock issued and outstanding.

INDEPENDENCE REALTY TRUST, INC.

INDEX

PART I—FINANCIAL INFORMATION

Item 1.         Financial Statements

Independence Realty Trust, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited and dollars in thousands, except share and per share data)

	As of	As of
	March 31, 2026	December 31, 2025
ASSETS:
Investments in real estate:
Investments in real estate, at cost	$6,700,142	$6,596,007
Accumulated depreciation	(972,660)	(915,247)
Investments in real estate, net	5,727,482	5,680,760
Real estate held for sale	76,858	76,468
Investments in real estate under development	127,840	60,116
Cash and cash equivalents	23,341	23,564
Restricted cash	19,926	24,058
Investments in unconsolidated real estate entities	66,560	98,263
Other assets	44,151	45,711
Derivative assets	11,586	9,840
Intangible assets, net of accumulated amortization of $5,416 and $3,257, respectively	1,564	2,970
Total Assets	$6,099,308	$6,021,750
LIABILITIES AND EQUITY:
Indebtedness, net	$2,433,543	$2,281,475
Accounts payable and accrued expenses	84,160	92,355
Accrued interest payable	10,642	8,377
Dividends payable	41,003	41,275
Derivative liabilities	—	346
Other liabilities	8,318	8,496
Total Liabilities	2,577,666	2,432,324
Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized, 0 and 0 shares issued and outstanding, respectively	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized, 235,698,008 and 237,234,750 shares issued and outstanding, including 436,205 and 382,337 unvested restricted common share awards, respectively	2,357	2,372
Additional paid-in capital	3,976,536	4,005,168
Accumulated other comprehensive income	9,982	7,722
Accumulated deficit	(595,712)	(555,326)
Total stockholders’ equity	3,393,163	3,459,936
Noncontrolling interests	128,479	129,490
Total Equity	3,521,642	3,589,426
Total Liabilities and Equity	$6,099,308	$6,021,750

The accompanying notes are an integral part of these condensed consolidated financial statements.

Independence Realty Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited and dollars in thousands, except share and per share data)

	For the Three Months Ended
	March 31,
	2026	2025
REVENUE:
Rental and other property revenue	$165,213	$160,905
Other revenue	109	338
Total revenue	165,322	161,243
EXPENSES:
Property operating expenses	62,124	59,263
Property management expenses	8,237	7,826
General and administrative expenses	8,514	8,406
Depreciation and amortization expense	64,632	58,725
Casualty losses (gains), net	77	(115)
Total expenses	143,584	134,105
Interest expense	(20,732)	(19,348)
Gain on sale of real estate assets, net	—	1,496
Loss on extinguishment of debt	—	(67)
Other loss	(86)	(103)
Loss from investments in unconsolidated real estate entities	(1,047)	(590)
Net (loss) income:	(127)	8,526
Loss (income) allocated to noncontrolling interest	59	(172)
Net (loss) income allocable to common shares	$(68)	$8,354
Earnings per share:
Basic	$0.00	$0.04
Diluted	$0.00	$0.04
Weighted-average shares:
Basic	236,432,728	230,723,583
Diluted	236,432,728	231,828,484

The accompanying notes are an integral part of these condensed consolidated financial statements.

Independence Realty Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited and dollars in thousands)

	For the Three Months Ended
	March 31,
	2026	2025
Net (loss) income	$(127)	$8,526
Other comprehensive income (loss):
Change in fair value of interest rate hedges	4,401	(5,679)
Realized gains on interest rate hedges reclassified to earnings	(2,083)	(3,309)
Total other comprehensive income (loss)	2,318	(8,988)
Comprehensive income (loss) before allocation to noncontrolling interests	2,191	(462)
Allocation to noncontrolling interests	1	59
Comprehensive income (loss)	$2,192	$(403)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Independence Realty Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Equity

(Unaudited and dollars in thousands, except share and per share data)

				Accumulated	Retained
		Par Value	Additional	Other	Earnings	Total
	Common	Common	Paid In	Comprehensive	(Accumulated	Stockholders’	Noncontrolling	Total
	Shares	Shares	Capital	Income (Loss)	Deficit)	Equity	Interests	Equity
Balance, December 31, 2025	237,234,750	$2,372	$4,005,168	$7,722	$(555,326)	$3,459,936	$129,490	$3,589,426
Net loss	—	—	—	—	(68)	(68)	(59)	(127)
Common dividends declared ($0.17 per share)	—	—	—	—	(40,318)	(40,318)	—	(40,318)
Other comprehensive income	—	—	—	2,260	—	2,260	58	2,318
Stock compensation	362,381	4	3,868	—	—	3,872	—	3,872
Repurchase of shares related to equity award tax withholding	(59,663)	(1)	(2,581)	—	—	(2,582)	—	(2,582)
Repurchase of common stock, including repurchase costs	(1,839,460)	(18)	(29,919)	—	—	(29,937)	—	(29,937)
Distribution to noncontrolling interest declared ($0.17 per share)	—	—	—	—	—	—	(1,010)	(1,010)
Balance, March 31, 2026	235,698,008	$2,357	$3,976,536	$9,982	$(595,712)	$3,393,163	$128,479	$3,521,642

				Accumulated	Retained
		Par Value	Additional	Other	Earnings	Total
	Common	Common	Paid In	Comprehensive	(Accumulated	Stockholders’	Noncontrolling	Total
	Shares	Shares	Capital	Income (Loss)	Deficit)	Equity	Interests	Equity
Balance, December 31, 2024	230,838,006	$2,308	$3,868,006	$26,065	$(454,104)	$3,442,275	$132,799	$3,575,074
Net income	—	—	—	—	8,354	8,354	172	8,526
Common dividends declared ($0.16 per share)	—	—	—	—	(37,223)	(37,223)	—	(37,223)
Other comprehensive loss	—	—	—	(8,757)	—	(8,757)	(231)	(8,988)
Stock compensation	321,828	3	4,048	—	—	4,051	—	4,051
Repurchase of shares related to equity award tax withholding	(46,654)	—	(3,322)	—	—	(3,322)	—	(3,322)
Issuance of common shares, net	2,650,000	26	49,986	—	—	50,012	—	50,012
Distribution to noncontrolling interest declared ($0.16 per share)	—	—	—	—	—	—	(951)	(951)
Balance, March 31, 2025	233,763,180	$2,337	$3,918,718	$17,308	$(482,973)	$3,455,390	$131,789	$3,587,179

The accompanying notes are an integral part of these condensed consolidated financial statements.

Independence Realty Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited and dollars in thousands)

	For the Three Months Ended
	March 31,
	2026	2025
Cash flows from operating activities:
Net (loss) income	$(127)	$8,526
Adjustments to reconcile net income to cash flow from operating activities:
Depreciation and amortization	64,632	58,725
Accretion of loan discounts and premiums, net	(2,017)	(2,029)
Amortization of deferred financing costs, net	1,012	895
Stock compensation expense	3,755	3,949
Gain on sale of real estate assets, net	—	(1,496)
Loss on extinguishment of debt	—	67
Amortization related to derivative instruments	226	257
Non-cash casualty losses	39	400
Equity in loss from investments in unconsolidated real estate entities	1,047	590
Other loss	86	103
Changes in assets and liabilities:
Other assets	534	1,058
Accounts payable and accrued expenses	(16,054)	(11,904)
Accrued interest payable	2,265	1,506
Other liabilities	(79)	(282)
Cash flow provided by operating activities	55,319	60,365
Cash flows from investing activities:
Acquisition of real estate properties	(29,392)	(58,637)
Escrow deposits for pending real estate acquisitions	—	(1,623)
Cash acquired in consolidation of unconsolidated real estate entity	94	—
Investments in unconsolidated real estate entities	(11,627)	(10,255)
Proceeds from dispositions of real estate properties, net	—	109,203
Capital expenditures	(23,612)	(21,451)
Real estate development expenditures	(1,890)	(7,120)
Proceeds from insurance claims	474	324
Cash flow (used in) provided by investing activities	(65,953)	10,441
Cash flows from financing activities:
Proceeds from issuance of common stock, net	—	50,012
Proceeds from unsecured revolver and term loan	562,000	201,414
Unsecured revolver, secured credit facility and term loan repayments	(402,862)	(198,000)
Mortgage principal repayments and payoffs	(76,180)	(74,425)
Payment for deferred financing costs	(2,560)	(5,549)
Distributions on common stock	(40,590)	(37,185)
Distributions to noncontrolling interests	(1,010)	(951)
Repurchase of shares related to equity award tax withholding	(2,582)	(1,240)
Repurchase of common stock, including repurchase costs	(29,937)	—
Cash flow provided by (used in) financing activities	6,279	(65,924)
Net change in cash, cash equivalents, and restricted cash	(4,355)	4,882
Cash, cash equivalents, and restricted cash, beginning of period	47,622	43,452
Cash, cash equivalents, and restricted cash, end of the period	$43,267	$48,334

Reconciliation of cash, cash equivalents, and restricted cash to the Condensed Consolidated Balance Sheets
Cash and cash equivalents	$23,341	$29,055
Restricted cash	19,926	19,279
Total cash, cash equivalents, and restricted cash, end of period	$43,267	$48,334

The accompanying notes are an integral part of these condensed consolidated financial statements.

Independence Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
March 31, 2026
(Unaudited and dollars in thousands, except share and per share data)

NOTE 1: Organization

Independence Realty Trust, Inc. (“IRT”), is a self-administered and self-managed Maryland corporation that was formed on March 26, 2009 and that has elected to be taxed as a real estate investment trust (“REIT”). We are primarily engaged in the ownership, operation, management, improvement, and acquisition of multifamily apartment communities in non-gateway markets. As of March 31, 2026, we owned and operated 115 multifamily apartment properties (including one owned through a consolidated joint venture) that contain an aggregate of 33,602 units across non-gateway U.S. markets, including Atlanta, Columbus, Dallas, Denver, Houston, Indianapolis, Nashville, Oklahoma City, Raleigh-Durham, and Tampa. In addition, as of March 31, 2026, we owned two newly developed properties that are currently in lease-up, including one in Denver, Colorado, that contains 296 units and one in Austin, Texas, that contains 378 units. As of March 31, 2026, we also owned interests in three unconsolidated joint ventures, one of which owns and operates a multifamily apartment community that contains 275 units and two of which are developing multifamily apartment communities that will, upon completion, contain an aggregate of 642 units. We own all of our assets and conduct substantially all of our operations through Independence Realty Operating Partnership, LP, a Delaware limited partnership (“IROP”), of which we are the sole general partner.

As used herein, the terms “we,” “our,” and “us” refer to IRT and, as required by context, IROP and its subsidiaries.

NOTE 2: Summary of Significant Accounting Policies

a. Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared by management in accordance with generally accepted accounting principles in the United States (“GAAP”). Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations, although we believe that the included disclosures are adequate to make the information presented not misleading. The unaudited interim condensed consolidated financial statements should be read in conjunction with our audited financial statements as of and for the year ended  December 31, 2025 included in our Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Annual Report”). In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our condensed consolidated financial position and condensed consolidated results of operations and cash flows are included. The results of operations for the interim periods presented are not necessarily indicative of the results for the full year. The Company evaluated subsequent events through the date its financial statements were issued. No significant recognized or non-recognized subsequent events were noted other than those described in the footnotes.

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

e. Restricted Cash

Restricted cash includes escrows of our funds held by lenders to fund certain expenditures, such as real estate taxes and insurance, or to be released at our discretion upon the occurrence of certain pre-specified events. As of March 31, 2026 and December 31, 2025, we had $19,926 and $24,058, respectively, of restricted cash.

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
March 31, 2026
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

The aggregate value of in-place leases is determined by evaluating various factors, including the terms of the leases that are in place and assumed lease-up periods. The value assigned to these intangible assets is amortized over the assumed lease up period, typically nine months. During the three months ended March 31, 2026 and 2025, we acquired in-place leases with a value of $753 and $1,829, respectively, related to our acquisitions that are discussed further in Note 3 “Investments in Real Estate". During the three months ended March 31, 2026 and 2025, we recorded $2,159 and $1,853, respectively, of amortization for intangible assets. For each of the three months ended March 31, 2026 and 2025, we wrote-off fully amortized intangible assets of $0. As of March 31, 2026, we expect to record additional amortization expense on current in-place intangible assets of $1,564 for the remainder of 2026.

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

We review our long-lived assets on an ongoing basis and evaluate the recoverability of the carrying value when there is an indicator of impairment. An impairment charge is recognized when it is determined that the carrying value of the asset exceeds the fair value. The estimated cash flows and estimated fair value used in the impairment analysis are determined based on our plans for the respective assets, including the expected hold period, and our assessment of market and economic conditions. The estimates consider matters such as current and historical rental rates and collection levels, occupancies for the respective and/or comparable properties, and recent sales data for comparable properties. Changes in our plans or views of market and economic conditions may result in adjustments to estimated future cash flows, which could lead to recognition of impairment losses. These losses, as guided by the applicable accounting standards, could be significant. For the three months ended March 31, 2026 and 2025 we recorded no impairment charges on account of real estate classified as held for sale and sold properties.

Depreciation Expense

Depreciation expense for real estate assets is computed using a straight-line method based on a life of 40 years for buildings and improvements and five to ten years for furniture, fixtures, and equipment. For the three months ended March 31, 2026 and 2025, we recorded $61,952 and $56,454 of depreciation expense, respectively. During the three months ended March 31, 2026 and 2025, we wrote-off fully depreciated fixed assets of $4,770 and $7,792, respectively.

Casualty Related Costs

Occasionally, we incur losses at our communities from wind storms, floods, fires and similar hazards. In these cases, we estimate the carrying value of the damaged property and record a casualty loss for the difference between the estimated carrying value and the insurance proceeds, if any. Any amount of insurance recovery in excess of the amount of the losses incurred is considered a gain contingency and is recorded in casualty losses (gains), net when the proceeds are received. During the three months ended March 31, 2026 and 2025, we recorded $77 and ($115) of casualty losses (gains), net, respectively.

g. Investments in Real Estate Under Development

We capitalize direct and indirect project costs incurred during the development period such as construction, insurance, architectural, legal, interest costs, and real estate taxes. At such time as the development is considered substantially complete, the capitalization of certain indirect costs such as real estate taxes, interest costs, and all project-related costs in real estate under development are reclassified to investments in real estate. For the three months ended March 31, 2026 and 2025, we recorded $1,557 and $1,559, respectively, of capitalized interest expense on our investments in real estate under development.

As of March 31, 2026 and December 31, 2025, the carrying value of our investments in real estate under development in Denver, Colorado and Austin, Texas totaled $127,840 and $60,116 respectively, net of $120,773 and $67,511 placed in service, respectively, and was recorded as a separate line item in our condensed consolidated balance sheets.

Independence Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
March 31, 2026
(Unaudited and dollars in thousands, except share and per share data)

h. Investments in Unconsolidated Real Estate Entities

We have entered into joint ventures with unrelated third parties to acquire, develop, own, operate, and manage real estate assets. Our joint ventures are funded with a combination of debt and equity. We will consolidate entities that we control as well as any variable interest entity ("VIE") where we are the primary beneficiary. Under the VIE model, we consolidate an entity when we have the ability to direct the activities of the VIE and the obligations to absorb losses or the right to receive benefits that could potentially be significant to the VIE. Under the voting model, we consolidate an entity when we control the entity through ownership of a majority voting interest. We separately analyzed the initial accounting for each of our investments in unconsolidated real estate entities and concluded that each investment is a voting interest entity. Our equity interest varies for each of our investments in unconsolidated real estate entities between 66.6% and 90% but, in each case, we share control of the major decisions that most significantly impact the joint ventures with our partners. Since we do not control the joint venture through our ownership interest, they are accounted for under the equity method of accounting, and are included in investments in unconsolidated real estate entities on our condensed consolidated balance sheets. Under the equity method of accounting, the investments are carried at cost plus our share of net earnings or losses. For the three months ended March 31, 2026 and 2025, we recorded $519 and $954, respectively, of capitalized interest expense on our investments in unconsolidated real estate entities in our condensed consolidated balance sheets.

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
March 31, 2026
(Unaudited and dollars in thousands, except share and per share data)

FASB ASC Topic 825, “Financial Instruments” requires disclosure of the fair value of financial instruments for which it is practicable to estimate that value. Given that cash and cash equivalents and restricted cash are short term in nature with limited fair value volatility, the carrying amount is deemed to be a reasonable approximation of fair value and the fair value input is classified as a Level 1 fair value measurement. The fair value input for derivatives is classified as a Level 2 fair value measurement within the fair value hierarchy. The fair value of our unsecured revolver, term loans, and mortgage indebtedness is based on a discounted cash flows valuation technique. As this technique utilizes current credit spreads, which are generally unobservable, this is classified as a Level 3 fair value measurement within the fair value hierarchy. We determine appropriate credit spreads based on the type of debt and its maturity. There were no transfers between levels in the fair value hierarchy for the three months ended March 31, 2026. The following table summarizes the carrying amount and the fair value of our financial instruments as of the periods indicated:

	As of March 31, 2026		As of December 31, 2025
	Carrying	Estimated	Carrying	Estimated
Financial Instrument	Amount	Fair Value	Amount	Fair Value
Assets
Cash and cash equivalents	$23,341	$23,341	$23,564	$23,564
Restricted cash	19,926	19,926	24,058	24,058
Derivative assets	11,586	11,586	9,840	9,840

Liabilities
Debt:
Unsecured revolver	206,200	211,102	194,357	200,399
Unsecured term loans	746,170	751,995	598,858	602,687
Secured credit facilities	589,665	565,215	593,167	569,169
Mortgages	742,476	712,525	746,548	717,612
Unsecured notes	149,032	150,250	148,545	150,247
Derivative liabilities	—	—	346	346

l. Deferred Financing Costs

Costs incurred in connection with debt financing are deferred and classified within indebtedness and charged to interest expense over the terms of the related debt agreements, under the effective interest method.

m. Office Leases

In accordance with FASB ASC Topic 842, “Leases”, lessees are required to recognize a right-of-use asset and a lease liability on the balance sheet at the lease commencement date for all leases, except those leases with terms of less than a year. We lease corporate office space under leases with terms of up to 10 years and that may include extension options, but that do not include any residual value guarantees or restrictive covenants. As of March 31, 2026 and December 31, 2025, we had $2,617 and $2,771, respectively, of operating lease right-of-use assets and $2,915 and $3,082, respectively, of operating lease liabilities related to our corporate office leases. The operating lease right-of-use assets are presented within other assets and the operating lease liabilities are presented within other liabilities in our condensed consolidated balance sheets. During the three months ended March 31, 2026 and 2025, we recorded $196 and $120, respectively, of total operating lease expense which is recorded within property management expense and general and administrative expenses in our condensed consolidated statements of operations.

n. Income Taxes

We have elected to be taxed as a REIT. Accordingly, we recorded no income tax expense for the three months ended March 31, 2026 and 2025.

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

In December 2025, the Financial Accounting Standards Board (“FASB”) issued ASU 2025-12, Codification Improvements, as part of its ongoing project to clarify, correct and improve various topics within the Accounting Standards Codification (“ASC”). The amendments cover 33 specific issues, two of which are particularly relevant to REITs, (i) clarifications on the calculation of diluted earnings per share when a loss from continuing operations exists (Topic 260), and (ii) the exclusion of certain lease receivables from enhanced credit loss disclosures (Topic 310). The standard is effective for the Company for annual reporting periods beginning after December 15, 2026, and interim periods within those years. Early adoption is permitted on an issue-by-issue basis. The Company is currently evaluating the impact of ASU 2025-12 on its consolidated financial position, results of operations and disclosures.

Independence Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
March 31, 2026
(Unaudited and dollars in thousands, except share and per share data)

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

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses, which requires disclosure of information about specific cost and expense categories in the notes to the financial statements. This ASU is effective for the Company for annual reporting periods beginning after December 15, 2026, and for interim reporting periods commencing in 2028 and may be applied either prospectively or retrospectively. The Company is currently evaluating the effect that the ASU will have on its consolidated financial position, results of operations and disclosures.

NOTE 3: Investments in Real Estate

As of March 31, 2026, our investments in real estate consisted of 115 operating apartment properties, including one owned through a consolidated joint venture, that contain an aggregate of 33,602 units. The following table summarizes our investments in real estate except for two properties that we classified as held for sale as of March 31, 2026:

	As of March 31, 2026	As of December 31, 2025	Depreciable Lives (In years)
Land	$581,382	$573,777	—
Building	5,523,902	5,450,891	40
Furniture, fixtures and equipment	594,858	571,339	5 - 10
Total investments in real estate	$6,700,142	$6,596,007
Accumulated depreciation	(972,660)	(915,247)
Investments in real estate, net	$5,727,482	$5,680,760

The following table summarizes our properties held for sale as of  March 31, 2026.

Property	Market	Units	Carrying Value
Bella Terra at City Center	Denver, CO	304	$49,392
Stonebridge Crossing	Memphis, TN	500	27,466
		804	$76,858

Acquisitions

The following table summarizes our asset acquisition for the three months ended March 31, 2026:

Property	Date Acquired	Market	Units	Purchase Price
The Retreat at Canal	1/15/2026	Columbus, OH	140	$29,500

The following table summarizes the relative fair value of the assets and liabilities associated with acquisitions during the three months ended March 31, 2026, on the date of acquisition accounted for under FASB ASC Topic 805-50-15-3.

Fair Value of Assets and Liabilities Acquired During the
Three Months Ended
March 31, 2026
Assets acquired:
Investments in real estate	$28,923
Other assets	17
Intangible assets	753
Total assets acquired	$29,693
Liabilities assumed:
Accounts payable and accrued expenses	$281
Other liabilities	19
Total liabilities assumed	300
Estimated fair value of net assets acquired	$29,393

Dispositions

There were no asset dispositions for the three months ended March 31, 2026.

Independence Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
March 31, 2026
(Unaudited and dollars in thousands, except share and per share data)

NOTE 4: Investments in Unconsolidated Real Estate

As of March 31, 2026, our investments in unconsolidated real estate entities had aggregate land, building, and capitalized construction in progress costs of $164,613 and aggregate construction debt of $79,153. We do not guarantee any debt, capital payout or other obligations associated with these entities. We recognize earnings or losses from our investments in unconsolidated real estate entities consisting of our proportionate share of the net earnings or losses of the joint ventures. We recognized losses of $1,047 and $590 from equity method investments during the three months ended March 31, 2026 and 2025, respectively, and these losses were recorded in loss from investments in unconsolidated real estate entities in our condensed consolidated statements of operations.

The following table summarizes our investments in unconsolidated real estate entities as of March 31, 2026 and December 31, 2025:

				Carrying Value As Of
Investments in Unconsolidated Real Estate Entities	Location	Units (1)	IRT Ownership Interest	March 31, 2026	December 31, 2025
Lakeline Station (2)	Austin, TX	—	—	$—	$42,179
The Mustang (3)	Dallas, TX	275	85.0%	31,944	30,578
Nexton Pine Hollow	Charleston, SC	324	90.0%	29,073	22,097
The Approach	Indianapolis, IN	318	66.6%	5,543	3,409
Total		917		$66,560	$98,263

(1)	Represents the total number of units after development is complete and each property is placed in service.
(2)	On January 20, 2026, we acquired our joint venture partner's 10% membership interest and assumed full operational control and 100% equity ownership of the Tisdale at Lakeline Station property underlying this joint venture. We began consolidating the assets and liabilities of the property and its operating results effective January 20, 2026. As of December 31, 2025, we had a 90% interest in the 378-unit property underlying the joint venture.
(3)	The Mustang is an operating property consisting of 275 total units. The property is currently being marketed for sale.

The following table summarizes the assets and liabilities recognized upon the consolidation of Tisdale at Lakeline Station, our former unconsolidated real estate entity during the three months ended March 31, 2026, on the date of consolidation of January 20, 2026.

Assets and Liabilities Consolidated During the
Three Months Ended
March 31, 2026
Assets:
Cash and cash equivalents	$41
Restricted cash	53
Other assets	204
Investments in real estate	28,708
Investments in real estate under development	90,395
Total assets	$119,401
Liabilities:
Accounts payable and accrued expenses	$4,394
Other liabilities	49
Mortgage loan (1)	72,675
Total liabilities	77,118
Derecognition of investments in unconsolidated real estate entities	42,283
Total liabilities and equity	$119,401

(1)	The mortgage loan was repaid using proceeds from our unsecured revolver and paid off concurrently with acquiring our joint venture partner's 10% membership interest on January 20, 2026.

NOTE 5: Indebtedness

Unsecured Revolver and Term Loans

On February, 11, 2026, IROP entered into the Sixth Amended and Restated Credit Agreement (the “Sixth Restated Credit Agreement”) by and among IROP, as borrower, IRT as parent guarantor, KeyBank National Association, as administrative agent, and the other agents and lender parties thereto, which amended and restated in its entirety the Fifth Amended and Restated Credit agreement dated as of January 8, 2025 (the “Fifth Restated Credit Agreement”). The Fifth Restated Credit Agreement provided for a $750,000 unsecured revolving credit facility (the “Unsecured Revolver”) with a January 8, 2029 scheduled maturity date and two unsecured term loans, specifically: (i) a $200,000 term loan with a May 18, 2026 maturity date (the “2026 Term Loan”) and (ii) a $400,000 term loan with a January 28, 2028 maturity date (the “2028 Term Loan”). The Sixth Restated Credit Agreement provides for a new $350.0 million unsecured term loan with a maturity date of February 11, 2030, subject to a one year extension option (the “2030 Term Loan”). A portion of the proceeds from the 2030 Term Loan were used to pay off outstanding borrowings under the 2026 Term Loan.

Independence Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
March 31, 2026
(Unaudited and dollars in thousands, except share and per share data)

The Sixth Restated Credit Agreement increased the aggregate amount of borrowings under the credit agreement to $1,500,000 and permits IROP to request the capacity be further increased to $2,000,000 subject to certain terms and conditions, including receipt of commitments from one or more lenders, whether or not currently parties to the Sixth Restated Credit Agreement, to provide such increased amounts, which increase may be allocated, at IROP’s option, to the Unsecured Revolver and/or to one or more of the term loans, in accordance with the Sixth Restated Credit Agreement. Refer to our 2025 Annual Report for additional borrowing terms and financial covenant details.

The following tables contain summary information concerning our consolidated indebtedness as of March 31, 2026:

Consolidated Debt:	Outstanding Principal	Unamortized Debt Issuance Costs	Unamortized Loan (Discount)/Premiums	Carrying Amount	Type	Weighted Average Contractual Rate (2)	Weighted Average Effective Rate (3)	Weighted Average Maturity (in years)
Unsecured revolver (1)	$210,372	$(4,172)	$—	$206,200	Floating	4.4%	4.8%	2.8
Unsecured term loans	750,000	(3,830)	—	746,170	Floating	4.5%	4.0%	2.8
Secured credit facilities	580,193	(1,451)	10,923	589,665	Fixed	4.2%	4.4%	2.7
Mortgages	736,091	(2,525)	8,910	742,476	Fixed	3.9%	4.0%	3.1
Unsecured notes	150,000	(968)	—	149,032	Fixed	5.4%	5.6%	7.0
Total Consolidated Debt	$2,426,656	$(12,946)	$19,833	$2,433,543		4.3%	4.3%	3.1

(1)	The unsecured revolver total capacity is $750,000, of which $210,372 was drawn as of March 31, 2026.
(2)	Represents the weighted average of the contractual interest rates in effect as of March 31, 2026, without regard to any interest rate swaps or collars.
(3)

Represents the weighted average effective interest rates for the three months ended March 31, 2026, including the impact of interest rate swaps and collars, the amortization of hedging costs, and deferred financing costs, but excluding the impact of loan premium amortization, discount accretion, and interest capitalization.

	Scheduled maturities on our consolidated indebtedness outstanding as of March 31, 2026
Consolidated Debt:	2026	2027	2028	2029	2030	Thereafter
Unsecured revolver	$—	$—	$—	$210,372	$—	$—
Unsecured term loans	—	—	400,000	—	350,000	—
Secured credit facilities	6,790	10,081	453,937	2,669	106,716	—
Mortgages	123,259	11,281	126,019	416,030	—	59,502
Unsecured notes	—	—	—	—	—	150,000
Total	$130,049	$21,362	$979,956	$629,071	$456,716	$209,502

The following table contains summary information concerning our consolidated indebtedness as of December 31, 2025:

Consolidated Debt:	Outstanding Principal	Unamortized Debt Issuance Costs	Unamortized Loan (Discount)/Premiums	Carrying Amount	Type	Weighted Average Contractual Rate (2)	Weighted Average Effective Rate (3)	Weighted Average Maturity (in years)
Unsecured revolver (1)	$198,892	$(4,535)	$—	$194,357	Floating	4.5%	4.8%	3.0
Unsecured term loans	600,000	(1,142)	—	598,858	Floating	4.6%	4.0%	1.5
Secured credit facilities	582,535	(1,525)	12,157	593,167	Fixed	4.2%	4.4%	2.9
Mortgages	739,596	(2,741)	9,693	746,548	Fixed	3.9%	4.0%	3.3
Unsecured notes	150,000	(1,455)	—	148,545	Fixed	5.4%	5.6%	7.3
Total Consolidated Debt	$2,271,023	$(11,398)	$21,850	$2,281,475		4.3%	4.3%	3.0

(1)	The unsecured revolver total capacity was $750,000, of which $198,892 was drawn as of December 31, 2025.
(2)	Represents the weighted average of the contractual interest rates in effect as of year-end December 31, 2025, without regard to any interest rate swaps or collars.
(3)

Represents the total weighted average effective interest rate for the three months ended December 31, 2025, including the impact of interest rate swaps and collars, the amortization of hedging costs, and deferred financing costs, but excluding the impact of loan premium amortization, discount accretion, and interest capitalization.

As of March 31, 2026, we were in compliance with all financial covenants contained in our consolidated indebtedness.

Independence Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
March 31, 2026
(Unaudited and dollars in thousands, except share and per share data)

NOTE 6: Derivative Financial Instruments

The following table summarizes the aggregate notional amounts and estimated net fair values of our derivative instruments as of March 31, 2026 and December 31, 2025:

	As of March 31, 2026			As of December 31, 2025
	Notional	Fair Value of Assets	Fair Value of Liabilities	Notional	Fair Value of Assets	Fair Value of Liabilities
Cash flow hedges:
Interest rate swaps	$500,000	$6,105	$—	$600,000	$6,006	$346
Interest rate collars	200,000	4,002	—	200,000	3,344	—
Forward interest rate swap	150,000	1,479	—	150,000	490	—
Total	$850,000	$11,586	$—	$950,000	$9,840	$346

Effective interest rate swaps and collars are reported in accumulated other comprehensive income, and the fair value of these hedge agreements is recorded as derivative assets or liabilities on the face of our condensed consolidated balance sheets.

For our interest rate swaps and collars that are considered highly effective hedges, we reclassified realized gains of $2,083 and $3,309 to earnings within interest expense for the three months ended March 31, 2026 and 2025, respectively, and we expect gains of $6,929 to be reclassified out of accumulated other comprehensive income to earnings over the next 12 months.

NOTE 7: Stockholders' Equity and Noncontrolling Interests

Stockholders’ Equity

On March 9, 2026, our board of directors declared a dividend of $0.17 per share on our common stock, which was paid on  April 17, 2026 to common stockholders of record as of March 27, 2026.

ATM Program

On July 28, 2023, we entered into an equity distribution agreement pursuant to which we may from time to time offer and sell shares of our common stock under our shelf registration statement having an aggregate offering price of up to $450,000 (the “ATM Program”) in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”). Under the ATM Program, we may also enter into one or more forward sale transactions for the sale of shares of our common stock on a forward basis. There were no forward sale transactions and no shares of our common stock were sold under the ATM Program during the three months ended March 31, 2026. As of March 31, 2026, approximately $342,400 remained available for issuance under the ATM Program.

Stock Repurchase Program

On May 18, 2022, our board of directors authorized a common stock repurchase program (the "Stock Repurchase Program") covering up to $250,000 in shares of our common stock. Under the Stock Repurchase Program, we, in our discretion, may purchase our shares from time to time in the open market or in privately negotiated transactions. The amount and timing of the purchases will depend on a number of factors, including the price and availability of our shares, trading volumes and general market conditions. The Stock Repurchase Program has no time limit and may be suspended or discontinued at any time. During the three months ended March 31, 2026, we repurchased and retired 1,839,460 shares of common stock under our Stock Repurchase Program at a weighted average price of $16.24 per share at a total cost of $29,937. No shares were repurchased under our Stock Repurchase Program during the three months ended March 31, 2025. As of March 31, 2026, $190,087 in shares of our common stock remained authorized for repurchase under our Stock Repurchase Program.

Noncontrolling Interest

During the three months ended March 31, 2026, no holders of IROP units exchanged units for shares of our common stock. As of March 31, 2026, 5,941,643 IROP units held by unaffiliated third parties remain outstanding.

On March 9, 2026, our board of directors declared a dividend of $0.17 per IROP unit, which was paid on  April 17, 2026 to IROP unit holders of record as of March 27, 2026.

Independence Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
March 31, 2026
(Unaudited and dollars in thousands, except share and per share data)

NOTE 8: Equity Compensation Plans

Long Term Incentive Plan

On May 18, 2022, our stockholders approved our 2022 Long Term Incentive Plan (the “2022 Incentive Plan”). The 2022 Incentive Plan provides for grants of equity and equity-based awards to our employees, officers, directors, consultants and other service providers, and such awards may take the form of restricted or unrestricted shares of common stock, non-qualified stock options, incentive stock options, restricted stock units (“RSUs”), stock appreciation rights (“SARs”), dividend equivalents and other equity and cash-based awards. A maximum of 8,000,000 shares of our common stock may be issued under the 2022 Incentive Plan (plus up to an additional 702,300 shares of our common stock remain available from our prior incentive plan, to the extent that shares subject to outstanding awards under a prior plan are recycled into the 2022 Incentive Plan), subject to customary adjustment for stock splits, reverse stock splits and similar corporate events or transactions affecting shares of our common stock.

The restricted shares and RSUs granted under the Incentive Plan generally vest or vested over a two-to four-year period. In addition, we have granted unrestricted shares to our non-employee directors. These awards generally vest or vested immediately. A summary of restricted and unrestricted common share awards and RSU activity is presented below.

	2026
	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Balance, January 1,	539,069	$17.94
Granted	303,489	16.30
Vested	(230,438)	17.53
Forfeited	(12,599)	17.82
Balance, March 31, (1)	599,521	$17.27

(1)	The outstanding award balances above include 163,316 and 156,732 RSUs as of March 31, 2026 and December 31, 2025, respectively.

On February 3, 2026, our compensation committee awarded 194,574 performance share units (“PSUs”) (measured at target) to our executive officers. The number of PSUs earned will be based on attainment of certain performance criteria over a three-year period, with the actual number of shares issuable ranging between 0% and 150% of the target number of PSUs granted. Half of any PSUs earned will vest, and shares will be issued in respect thereof, immediately following the end of the three-year performance period; the remaining half of any PSUs earned will vest, and shares will be issued in respect thereof, after an additional one-year period of service.

During the three months ended March 31, 2026 and 2025, a portion of the RSUs and PSUs granted were issued to employees who are retirement eligible. The fact that the grantees are retirement eligible resulted in immediate recognition of the associated stock-based compensation expense totaling $2,437 and $2,826, respectively.

NOTE 9: Earnings Per Share

The following table presents a reconciliation of basic and diluted earnings per share for the three months ended March 31, 2026 and 2025:

	For the Three Months Ended
	March 31,
	2026	2025
Net (loss) income	$(127)	$8,526
Loss (income) allocated to noncontrolling interest	59	(172)
(Loss) income allocable to common shares	$(68)	$8,354
Weighted-average shares outstanding—Basic	236,432,728	230,723,583
Weighted-average shares outstanding—Diluted	236,432,728	231,828,484
Earnings per share—Basic	$0.00	$0.04
Earnings per share—Diluted	$0.00	$0.04

Certain IROP units, RSAs, RSUs and PSUs were excluded from the earnings per share computation because their effect would have been anti-dilutive, totaling 7,147,531 for the three months ended March 31, 2026. Certain IROP units and shares deliverable under the forward sale agreements pursuant to the ATM Program were excluded from the earnings per share computation because their effect would have been anti-dilutive, totaling 8,623,243 for the three months ended March 31, 2025.

Independence Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
March 31, 2026
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

•	Same-Store includes properties that were owned and not a development property as of January 1, 2025, and that have not been sold or identified as held for sale.

•	Non Same-Store includes properties that did not meet the definition of a same-store property as of January 1, 2025.

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

The following table details NOI for our two reportable segments for the three months ended March 31, 2026 and 2025, and reconciles NOI to Net (loss) income on the condensed consolidated statements of operations. The segments are classified as same-store or non same-store based on the individual property’s status as of March 31, 2026.

	For the Three Months Ended March 31,
	2026	2025
Revenue:
Same-store (1) rental and other property revenue	$156,095	$154,004
Non same-store (1) rental and other property revenue	9,118	6,901
Total reportable segments revenue	165,213	160,905
Other income	109	338
Total consolidated revenue	165,322	161,243
Operating Expenses:
Same-store
Real estate taxes	19,750	19,378
Property insurance	3,278	3,900
Personnel expenses	12,808	11,949
Utilities	8,215	7,786
Repairs and maintenance	4,175	4,345
Contract services	6,161	5,790
Advertising expenses	1,862	1,933
Other property operating expenses (2)	1,590	1,623
Total same-store operating expenses	57,839	56,704
Non same-store
Total non same-store operating expenses	4,285	2,559
Total reportable segments operating expenses	62,124	59,263
Net Operating Income:
Same-store NOI	98,256	97,300
Non same-store NOI	4,833	4,342
Total reportable segments NOI	103,089	101,642
Adjustments:
Other revenue	109	338
Property management expenses	(8,237)	(7,826)
General and administrative expenses	(8,514)	(8,406)
Depreciation and amortization	(64,632)	(58,725)
Casualty (losses) gains, net	(77)	115
Interest expense	(20,732)	(19,348)
Gain on sale of real estate assets, net	—	1,496
Loss on extinguishment of debt	—	(67)
Other loss	(86)	(103)
Loss from investments in unconsolidated real estate entities	(1,047)	(590)
Net (loss) income	$(127)	$8,526

(1)	Same-store portfolio consists of 109 properties, which represent 31,735 units. Non same-store portfolio consists of 6 properties, which represent 1,867 units.
(2)	Other property operating expenses includes property office, administrative and legal costs.

Independence Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
March 31, 2026
(Unaudited and dollars in thousands, except share and per share data)

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

Starting around November 2022, putative class action representatives began filing complaints in various United States District Courts across the country naming as defendants RealPage, Inc. (“RealPage”), a seller of revenue management products, and approximately 50 defendants who own and/or manage multifamily residential rental housing, alleging that the defendants conspired to fix, raise, maintain, and stabilize rent prices in violation of Section 1 of the Sherman Act. Some of the complaints, including one filed on November 14, 2022, in the U.S. District Court for the Northern District of Illinois, named us as one of the defendants, and others did not. The actions were consolidated for pretrial proceedings in the Middle District of Tennessee. Discovery is ongoing. It is not possible for the Company to estimate the amount of loss, if any, which may be associated with an adverse decision in this matter. We deny all allegations of wrongdoing and intend to defend against these claims vigorously. See Part II, Item 1, Legal Proceedings, for additional information regarding our legal proceedings.

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

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act. Such forward-looking statements include, but are not limited to, our expectations with respect to the timing and terms of sales, if any, with respect to the two properties which are classified as held for sale as of March 31, 2026, the assumptions underlying the determination of the fair value of our impairment charge for one of our properties held for sale as of March 31, 2026 and our expectations with respect to future acquisitions and dispositions. All statements in this Quarterly Report on Form 10-Q that address financial and operating performance, events or developments that we expect or anticipate will occur or be achieved in the future are forward-looking statements.

Our forward-looking statements are not guarantees of future performance and involve estimates, projections, forecasts and assumptions, including as to matters that are not within our control, and are subject to risks and uncertainties including, without limitation, risks and uncertainties related to changes in market demand for rental apartment homes and pricing pressures, including from competitors, that could lead to declines in occupancy and rent levels, uncertainty and volatility in capital and credit markets, including changes that reduce availability, and increased costs of capital, unexpected changes in our intention or ability to repay certain debt prior to maturity, increased costs on account of inflation, increased competition in the labor market, delays in the completion of, and failure to achieve anticipated benefits of, our projects with our joint venture partners, inability to sell certain assets, including those assets designated as held for sale, within the time frames or at the pricing levels expected, failure to achieve expected benefits from the redeployment of proceeds from asset sales, inability or failure to achieve anticipated benefits from future acquisitions and dispositions, delays in completing, and cost overruns incurred in connection with, our Value Add Initiatives and failure to achieve rent increases and occupancy levels on account of the Value Add Initiatives, unexpected impairments or impairments in excess of our estimates, new and/or increased regulations generally and specifically on the rental housing market, including legislation that may regulate rents and fees or delay or limit our ability to evict non-paying residents, risks endemic to real estate and the real estate industry generally, the impact of potential outbreaks of infectious diseases and measures intended to prevent the spread or address the effects thereof, economic conditions, including inflation and recessionary conditions and their related impacts on the real estate industry, U.S. and global trade policies and tensions, including changes in, or the imposition of, tariffs and/or trade barriers and the economic impacts, volatility and uncertainty resulting therefrom, the impacts from the U.S. government shutdown, the impacts from existing and/or future U.S. foreign policy decisions including the involvement of the U.S. in foreign disputes and foreign wars, the effects of natural and other disasters, unknown or unexpected liabilities, including the cost of legal proceedings, costs and disruptions as the result of a cybersecurity incident or other technology disruption, including but not limited to a third party's unauthorized access to our data or the data of our residents, unexpected capital needs, inability to obtain appropriate insurance coverages at reasonable rates, or at all, or losses from catastrophes in excess of our insurance coverages, and share price fluctuations. Please refer to the documents filed by us with the SEC, including specifically the “Risk Factors” sections of our 2025 Annual Report, and our other filings with the SEC, which identify additional factors that could cause actual results to differ from those contained in forward-looking statements.

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

Overview

Our Company

We are a self-administered and self-managed Maryland corporation that has elected to be taxed as a real estate investment trust (“REIT”). We are primarily engaged in the ownership, operation, management, improvement, and acquisition of multifamily apartment communities in non-gateway markets. As of March 31, 2026, we owned and operated 115 multifamily apartment properties (including one owned through a consolidated joint venture) that contain an aggregate of 33,602 units. Our properties are located in Alabama, Colorado, Florida, Georgia, Indiana, Kentucky, North Carolina, Ohio, Oklahoma, South Carolina, Tennessee and Texas. In addition, as of March 31, 2026, we owned two newly developed properties, including one in Denver, Colorado, that contains 296 units and one in Austin, Texas that contains 378 units. As of March 31, 2026, we also owned interests in three unconsolidated joint ventures, one of which owns and operates a multifamily apartment community that contains 275 units and two of which that are developing multifamily apartment communities that will contain, upon completion, an aggregate of 642 units. We do not have any foreign operations and our business is not seasonal.

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

Consolidated Property Portfolio (1)

As of March 31, 2026, we owned and consolidated 115 multifamily apartment properties, totaling 33,602 units. Below is a summary of our consolidated property portfolio by market.

(Dollars in thousands, except per unit data)	As of March 31, 2026				For the Three Months Ended March 31, 2026
Market	Number of Properties	Units	Gross Real Estate Assets	Period End Occupancy	Average Effective Monthly Rent per Unit	Net Operating Income	% of NOI
Atlanta, GA	13	5,180	$1,137,836	94.2%	$1,581	$15,093	14.7%
Dallas, TX	14	4,007	903,078	95.6%	1,801	13,618	13.3%
Columbus, OH	11	2,650	415,152	95.8%	1,577	7,932	7.5%
Tampa-St. Petersburg, FL	6	1,791	398,938	94.5%	1,935	6,731	6.6%
Indianapolis, IN	8	2,259	363,126	95.2%	1,493	6,435	6.3%
Denver, CO (1)(2)(3)	7	1,722	492,923	93.2%	1,777	5,953	5.8%
Oklahoma City, OK	8	2,147	349,402	95.8%	1,270	5,648	5.5%
Nashville, TN	5	1,508	380,546	95.4%	1,611	5,096	5.0%
Raleigh - Durham, NC	6	1,690	260,822	95.2%	1,541	5,045	4.9%
Orlando, FL	4	1,260	283,939	86.2%	1,891	3,850	3.7%
Memphis, TN (3)	4	1,383	161,712	92.7%	1,444	3,769	3.7%
Charlotte, NC	4	1,014	263,552	95.9%	1,662	3,450	3.4%
Houston, TX	5	1,308	218,783	95.6%	1,457	3,253	3.2%
Lexington, KY	3	886	168,939	95.4%	1,527	3,137	3.1%
Huntsville, AL	4	1,051	243,111	95.6%	1,395	2,862	2.8%
Louisville, KY	3	794	100,620	95.5%	1,350	2,201	2.1%
Cincinnati, OH	2	542	127,521	97.4%	1,713	1,896	1.8%
Greenville, SC	1	702	128,075	93.4%	1,285	1,743	1.7%
Charleston, SC	2	518	85,093	95.3%	1,778	1,721	1.7%
Myrtle Beach, SC - Wilmington, NC	3	628	70,210	94.6%	1,387	1,665	1.6%
San Antonio, TX	1	306	57,889	98.4%	1,437	861	0.8%
Austin, TX (1)	1	256	61,782	96.9%	1,756	804	0.8%
Total/Weighted Average	115	33,602	$6,673,049	94.7%	$1,593	$102,763	100.0%

(1)	Excludes our development properties. See Non-GAAP financial measures for the definition of a development property.
(2)	Includes properties in our Fort Collins, CO and Colorado Springs, CO markets.
(3)	Includes one property that was held for sale as of March 31, 2026.

Current Developments

Acquisitions

On January 15, 2026, we acquired The Retreat at Canal in Columbus, Ohio, a 140-unit community for $29.5 million. The acquisition increased our exposure in Columbus, Ohio from 2,510 units to 2,650 units.

Investments in Unconsolidated Real Estate Entities

To create another avenue for accretive capital allocation and to increase our options for capital investment, we have partnered with, and may in the future partner with, developers through preferred equity investments and joint venture relationships focused on new multifamily development.

On January 20, 2026, we acquired our joint venture partner's 10% membership interest and assumed full operational control and 100% equity ownership of the Tisdale at Lakeline Station property underlying this joint venture. The property is a newly constructed 378-unit community in Austin, Texas and was consolidated into our financial results effective January 20, 2026. The property will be classified as a development property until reaching 90% occupancy.

As of March 31, 2026 and December 31, 2025, we had investments in unconsolidated real estate entities of $66.6 million and $98.3 million, respectively.

Investments in Real Estate Under Development

As of March 31, 2026, we had two investments in real estate under development of $127.8 million, which contain an aggregate of 674 units and are currently in lease-up.

Value Add Initiative

Strategically renovating communities where there is the potential for outsized rent growth (our "Value Add Initiative") provides us with the opportunity to improve long-term growth through targeted unit and/or common area investments. We completed renovations on 426 units during the three months ended March 31, 2026. From inception of our Value Add Initiative in January 2018 through March 31, 2026, we completed renovations on 11,871 of the 18,788 units currently in our Value Add Initiative, achieving a return on investment of 16.1% (and approximately 18.1% on the interior portion of such renovation costs). We compute return on investment by using the rent premium per unit per month, multiplied by 12, divided by the applicable renovation costs per unit and we compute the rent premium as the difference between the rental rate on the renovated unit (excluding the impact of concessions) and the market rent for a comparable unrenovated unit as of the date presented, as determined by management consistent with its customary rent-setting and evaluation procedures.

Capital Markets

Unsecured Revolver and Term Loans

On February 11, 2026, Independence Realty Operating Partnership, LP (“IROP”) entered into the Sixth Amended and Restated Credit Agreement (the “Sixth Restated Credit Agreement”) by and among IROP, as borrower, Independence Realty Trust, Inc., as parent guarantor, KeyBank National Association, as administrative agent, and the other agents and lender parties thereto, which amended and restated in its entirety the Fifth Amended and Restated Credit Agreement dated as of January 8, 2025 (the “Fifth Restated Credit Agreement”). The Fifth Restated Credit Agreement provided for a $750.0 million unsecured revolving credit facility (the “Unsecured Revolver”) with a January 8, 2029 scheduled maturity date and two unsecured term loans, specifically: (i) a $200.0 million term loan with a May 18, 2026 maturity date (the “2026 Term Loan”) and (ii) a $400.0 million term loan with a January 28, 2028 maturity date (the “2028 Term Loan”). The Sixth Restated Credit Agreement provides for a new $350.0 million unsecured term loan with a maturity date of February 11, 2030, subject to a one year extension option (the “2030 Term Loan”). A portion of the proceeds from the 2030 Term Loan were used to pay off outstanding borrowings under the 2026 Term Loan.

The Sixth Restated Credit Agreement also increases the aggregate amount of borrowings under the credit agreement to $1.5 billion and permits IROP to request the capacity be further increased to $2.0 billion subject to certain terms and conditions, including receipt of commitments from one or more lenders, whether or not currently parties to the Sixth Restated Credit Agreement, to provide such increased amounts, which increase may be allocated, at IROP’s option, to the Unsecured Revolver and/or to one or more of the Term Loans, in accordance with the Sixth Restated Credit Agreement.

ATM Program

On July 28, 2023, we entered into an equity distribution agreement pursuant to which we may from time to time offer and sell shares of our common stock under our shelf registration statement having an aggregate offering price of up to $450.0 million (the “ATM Program”) in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”). Under the ATM Program, we may also enter into one or more forward sale transactions for the sale of shares of our common stock on a forward basis. There were no forward sale transactions and no shares of our common stock were sold under the ATM Program during the three months ended March 31, 2026. As of March 31, 2026, approximately $342.4 million remained available for issuance under the ATM Program.

Stock Repurchase Program

On May 18, 2022, our board of directors authorized a common stock repurchase program (the "Stock Repurchase Program") covering up to $250.0 million in shares of our common stock. Under the Stock Repurchase Program, we, in our discretion, may purchase our shares from time to time in the open market or in privately negotiated transactions. The amount and timing of the purchases will depend on a number of factors, including the price and availability of our shares, trading volumes and general market conditions. The Stock Repurchase Program has no time limit and may be suspended or discontinued at any time. During the three months ended March 31, 2026, we repurchased and retired 1.8 million shares of common stock under our Stock Repurchase Program at a weighted average price of $16.24 per share at a total cost of $29.9 million. As of March 31, 2026, $190.1 million in shares of our common stock remained authorized for repurchase under our Stock Repurchase Program.

Results of Operations

As of March 31, 2026, we owned and consolidated 115 multifamily apartment properties, of which 109 comprised the Same-Store Portfolio.

Three Months Ended March 31, 2026 compared to the Three Months Ended March 31, 2025

	SAME-STORE PORTFOLIO				NON SAME-STORE PORTFOLIO				CONSOLIDATED
(Dollars in thousands)	Three Months Ended March 31,				Three Months Ended March 31,				Three Months Ended March 31,
	2026	2025	Increase (Decrease)	% Change	2026	2025	Increase (Decrease)	% Change	2026	2025	Increase (Decrease)	% Change
Property Data:
Number of properties (1)	109	109	—	—	6	4	2	50.0%	115	113	2	1.8%
Number of units (1)	31,735	31,735	—	—	1,867	1,440	427	29.7%	33,602	33,175	427	1.3%
Average occupancy (1)	95.2%	95.3%	(0.1)%	—	84.3%	94.5%	(10.2)%	(10.8)%	94.6%	95.3%	(0.7)%	(0.7)%
Average effective monthly rent, per unit (1)	$1,595	$1,588	$7	0.4%	$1,558	$1,666	$(108)	(6.5)%	$1,593	$1,583	$10	0.6%
Revenue:
Rental and other property revenue	$156,095	$154,004	$2,091	1.4%	$9,118	$6,901	$2,217	32.1%	$165,213	$160,905	$4,308	2.7%
Expenses:
Property operating expenses	57,839	56,704	1,135	2.0%	4,285	2,559	1,726	67.4%	62,124	59,263	2,861	4.8%
Net Operating Income	$98,256	$97,300	$956	1.0%	$4,833	$4,342	$491	11.3%	$103,089	$101,642	$1,447	1.4%

Other Revenue:
Other revenue									$109	$338	$(229)	(67.8)%
Corporate and other expenses:
Property management expenses									8,237	7,826	411	5.3%
General and administrative expenses									8,514	8,406	108	1.3%
Depreciation and amortization expense									64,632	58,725	5,907	10.1%
Casualty losses (gains), net									77	(115)	192	(167.0)%
Interest expense									(20,732)	(19,348)	(1,384)	7.2%
Gain on sale of real estate assets, net									—	1,496	(1,496)	(100.0)%
Loss on extinguishment of debt									—	(67)	67	(100.0)%
Other loss									(86)	(103)	17	(16.5)%
Loss from investments in unconsolidated real estate entities									(1,047)	(590)	(457)	77.5%
Net (loss) income									$(127)	$8,526	$(8,653)	(101.5)%
Loss (income) allocated to noncontrolling interests									59	(172)	231	(134.3)%
Net (loss) income available to common shares									$(68)	$8,354	$(8,422)	(100.8)%

(1)	Excludes our development projects. See Non-GAAP Financial Measures for our definition of a development property and our methodology for determining same-store properties.

Revenue

Rental and other property revenue. Revenue from rental and other property revenue of the consolidated portfolio increased $4.3 million to $165.2 million for the three months ended March 31, 2026 from $160.9 million for the three months ended March 31, 2025. The increase was attributable to a $2.2 million increase in non same-store rental and other property revenue primarily driven by the acquisition of three properties in 2025 earning a full quarter of rental and other property revenue in 2026 and a $2.1 million increase in same-store rental and other property revenue driven by higher other income, lower bad debt and higher average monthly rent compared to the prior year period.

Expenses

Property operating expenses. Property operating expenses increased $2.9 million to $62.1 million for the three months ended March 31, 2026 from $59.3 million for the three months ended March 31, 2025. The increase was primarily driven by a $1.7 million increase in non same-store operating expenses due to the acquisition of three properties in 2025 incurring a full quarter of operating expenses in 2026. In addition, the $1.1 million increase in same-store operating expenses was due to higher payroll costs, utilities and contract services, partially offset by lower insurance expenses.

Property management expenses. Property management expenses increased $0.4 million to $8.2 million for the three months ended March 31, 2026 from $7.8 million for the three months ended March 31, 2025. The increase was primarily driven by the timing of property management expenses in 2025 compared to 2026 and due to an increase in new hire training costs during the three months ended March 31, 2026, compared to the same prior year period.

Depreciation and amortization expense. Depreciation and amortization expense increased $5.9 million to $64.6 million for the three months ended March 31, 2026 from $58.7 million for the three months ended March 31, 2025. The increase was primarily due to depreciation expenses driven by capital expenditures related to our Value Add Initiative and higher intangible asset amortization expenses from our recent property acquisitions in 2025 and 2026 compared to the same prior year period.

Interest expense. Interest expense increased $1.4 million to $20.7 million for the three months ended March 31, 2026 from $19.3 million for the three months ended March 31, 2025. The increase during the three months ended March 31, 2026, was primarily driven by the higher average debt balance associated with our acquisitions and a decrease in capitalized interest associated with our real estate under development.

           Gain on sale of real estate assets, net. During the three months ended March 31, 2025, we sold one multi-family property resulting in a gain on sale of $1.5 million.

Loss from investments in unconsolidated real estate entities. Loss from investments in unconsolidated real estate entities increased $0.4 million to $1.0 million for the three months ended March 31, 2026 from $0.6 million for the three months ended March 31, 2025. The increase in loss from investments in unconsolidated real estate entities is primarily driven by an increase in depreciation expense from our unconsolidated real estate entities during the three months ended March 31, 2026 compared to the three months ended March 31, 2025.

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

Set forth below is a reconciliation of net income to FFO and CFFO for the three months ended March 31, 2026 and 2025 (in thousands, except share and per share information):

	For the Three Months Ended March 31,
	2026		2025
	Amount	Per Share(1)	Amount	Per Share(2)
Net (loss) income	$(127)	$—	$8,526	$0.04
Adjustments:
Real estate depreciation and amortization	64,114	0.27	58,308	0.24
Our share of real estate depreciation and amortization from investments in unconsolidated real estate entities	876	—	457	—
Loss on impairment (gain on sale) of real estate assets net, excluding prepayment gains	—	—	73	—
FFO	$64,863	$0.27	$67,364	$0.28

FFO	$64,863	$0.27	$67,364	$0.28
Adjustments:
Other depreciation and amortization	518	—	417	—
Casualty losses (gains), net	77	—	(115)	—
Loan (premium accretion) discount amortization, net	(2,017)	(0.01)	(2,029)	(0.01)
Prepayment (gains) losses on asset dispositions	—	—	(1,569)	—
Loss on extinguishment of debt	—	—	67	—
Other loss	86	—	103	—
CFFO	$63,527	$0.26	$64,238	$0.27

(1)	Based on 242,374,371 weighted-average shares and units outstanding for the three months ended March 31, 2026.

(2)	Based on 236,665,226 weighted-average shares and units outstanding for the three months ended March 31, 2025.

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

Set forth below is a reconciliation of GAAP net income to Same-Store Portfolio NOI for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025	% change
Net (loss) income	$(127)	$8,526	(101.5)%
Other revenue	(109)	(338)	(67.8)%
Property management expenses	8,237	7,826	5.3%
General and administrative expenses	8,514	8,406	1.3%
Depreciation and amortization expense	64,632	58,725	10.1%
Casualty losses (gains), net	77	(115)	(167.0)%
Interest expense	20,732	19,348	7.2%
Gain on sale of real estate assets, net	—	(1,496)	(100.0)%
Loss on extinguishment of debt	—	67	(100.0)%
Other loss	86	103	(16.5)%
Loss from investments in unconsolidated real estate entities	1,047	590	77.5%
NOI	103,089	101,642	1.4%
Less: Non same-store portfolio NOI	4,833	4,342	11.3%
Same-store portfolio (a) NOI	$98,256	$97,300	1.0%

(a)	Same-Store Portfolio for the three months ended March 31, 2026 and 2025 included 109 properties containing 31,735 units.

Set forth below is Same-Store Portfolio (a) NOI for the three months ended March 31, 2026 and 2025 (in thousands, except per unit data):

	Three Months Ended March 31,
	2026	2025	% change
Revenue:
Rental and other property revenue	$156,095	$154,004	1.4%
Property Operating Expenses
Real estate taxes	19,750	19,378	1.9%
Property insurance	3,278	3,900	(15.9)%
Personnel expenses	12,808	11,949	7.2%
Utilities	8,215	7,786	5.5%
Repairs and maintenance	4,175	4,345	(3.9)%
Contract services	6,161	5,790	6.4%
Advertising expenses	1,862	1,933	(3.7)%
Other expenses	1,590	1,623	(2.0)%
Total property operating expenses	57,839	56,704	2.0%
Same-store portfolio NOI	$98,256	$97,300	1.0%
Same-store portfolio NOI Margin	62.9%	63.2%	(0.3)%
Average Occupancy	95.2%	95.3%	(0.1)%
Average effective monthly rent, per unit	$1,595	$1,588	0.4%

(a)	Same-Store Portfolio for the three months ended March 31, 2026 and 2025 included 109 properties containing 31,735 units.

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

We intend to meet our liquidity requirements primarily through a combination of one or more of the following:

•	the use of our cash and cash equivalents of $23.3 million as of March 31, 2026;

•	existing and future unsecured financing, including advances under our unsecured revolver, and financing secured directly or indirectly by the apartment properties in our portfolio;

•	cash generated from operating activities;

•	net cash proceeds from property sales, including sales undertaken as part of our capital recycling strategy and other sales; and

•	proceeds from the sales of our common stock and other equity securities, including common stock that may be sold under the ATM program.

Cash Flows

As of March 31, 2026 and 2025, we maintained cash and cash equivalents, and restricted cash of approximately $43.3 million and $48.3 million, respectively. Our cash and cash equivalents were generated from the following activities (dollars in thousands):

	For the Three Months Ended March 31,
	2026	2025
Cash flow provided by operating activities	$55,319	$60,365
Cash flow (used in) provided by investing activities	(65,953)	10,441
Cash flow provided by (used in) financing activities	6,279	(65,924)
Net change in cash and cash equivalents, and restricted cash	(4,355)	4,882
Cash and cash equivalents, and restricted cash, beginning of period	47,622	43,452
Cash and cash equivalents, and restricted cash, end of the period	$43,267	$48,334

Our cash inflows from operating activities during the three months ended March 31, 2026 and 2025 were primarily driven by ongoing operations of our properties. The $5.0 million decrease in cash inflows from operating activities during the three months ended March 31, 2026 was primarily driven by the timing of real estate tax payments.

Our cash outflows from investing activities during the three months ended March 31, 2026 were primarily due to the acquisition of one multifamily property in the amount of $29.4 million, $23.6 million of capital expenditures and $11.6 of investments in unconsolidated real estate entities. Our cash inflows from investing activities during the three months ended March 31, 2025 were primarily due to $109.2 million of proceeds from the disposition of one property, partially offset by $58.6 million to acquire one multifamily property, $21.5 million of capital expenditures, $10.3 of investments in unconsolidated real estate entities and $7.1 million of investments in real estate under development.

Our cash inflows from financing activities during the three months ended March 31, 2026 were primarily due to $150.0 million of net proceeds from the refinancing of our credit agreement, partially offset by $76.2 million of mortgage loan repayments and payoffs, the payment of dividends on our common stock and noncontrolling interests of $41.6 million and repurchases of common stock under the Stock Repurchase Program in an aggregate amount of $29.9 million. Our cash outflows from financing activities during the three months ended March 31, 2025 were primarily due to mortgage principal repayments of $74.4 million and payment of dividends on our common stock and noncontrolling interests of $38.1 million, partially offset by the $50.0 million issuance of common stock from our forward equity transactions.

Contractual Obligations

Our 2025 Annual Report includes a table of contractual obligations. There were no material changes to these obligations since the filing of our 2025 Annual Report.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements during the three months ended March 31, 2026 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our interests.

Critical Accounting Estimates and Policies

Our 2025 Annual Report contains a discussion of our critical accounting policies. Management discusses our critical accounting policies and management’s judgments and estimates with the audit committee of our board of directors. There were no material changes to our critical accounting policies since the filing of our 2025 Annual Report.

Item 3.         Quantitative and Qualitative Disclosure About Market Risk.

Our 2025 Annual Report contains a discussion of qualitative and quantitative market risks. There have been no material changes in quantitative and qualitative market risks during the three months ended March 31, 2026 from the disclosures included in our 2025 Annual Report.

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

Effective as of March 31, 2026, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation referred to above during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On July 2, 2025, the Attorney General of Kentucky filed a complaint against RealPage and nine other defendants who own and/or manage multifamily residential rental housing, including IRT, on behalf of the Commonwealth of Kentucky, also alleging that the defendants conspired to fix, raise, maintain, and stabilize rent prices in violation of Section 1 of the Sherman Act. On September 15, 2025, IRT and other defendants in the complaint filed motions to dismiss the case. On February 2, 2026, the court denied the motions to dismiss. This proceeding is in the early stages, and it is not possible for IRT to predict the outcome nor is it possible to estimate the amount of loss, if any, which may be associated with an adverse decision in this matter. We deny all allegations of wrongdoing in connection with the complaint and intend to defend against these claims vigorously. We are engaged in certain other legal proceedings, as disclosed in Note 11, “Other Disclosures–Litigation”, which disclosure is incorporated herein by reference.

Item 1A.         Risk Factors.

There have not been any material changes from the risk factors disclosed in Part 1, Item 1A of our 2025 Annual Report.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2026, no holders of IROP units exchanged units for shares of our common stock. The issuance of shares upon exchange of units is exempt from registration under the Securities Act, pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act. As of March 31, 2026, 5,941,643 IROP units held by unaffiliated third parties remained outstanding.

During the three months ended March 31, 2026, we withheld shares of common stock to satisfy employee tax withholding obligations payable upon the vesting of restricted common stock awards and repurchased and retired 1,839,460 shares of common stock under our Stock Repurchase Program at a weighted average price of $16.24 per share at a total cost of $29.9 million. As of March 31, 2026, $190.1 million in shares of our common stock remained authorized for repurchase under our Stock Repurchase Program. The table below sets forth information regarding purchases of our common stock during the three months ended March 31, 2026:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands) (2)
January 1 - 31, 2026	1,224	$17.60	—	$250,000
February 1 - 28, 2026	—	—	605,900	210,100
March 1 - 31, 2026	58,439	16.64	1,233,560	190,100
Total	59,663	$16.66	1,839,460

(1)	The price reported is the average price paid per share using our closing price on the NYSE on the vesting date of the relevant award.
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

Item 3.         Defaults Upon Senior Securities.

None.

Item 4.         Mine Safety Disclosures.

None.

Item 5.         Other Information.

During the three months ended March 31, 2026, none of the Company's directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act). During the three months ended March 31, 2026, the Company did not adopt, terminate or modify a Rule 10b5-1 trading arrangement.

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

10.1	Sixth Amended and Restated Credit Agreement (the "Credit Agreement"), dated as of February 11, 2026, by and among the Independence Realty Operating Partnership, LP as borrower and Independence Realty Trust, Inc., as guarantor; Citibank, N.A. (together with any successor in interest, "Citibank") and KeyBank National Association (together with any successor in interest, "KeyBank"), as initial Lenders, Issuing Lenders and Swing Loan Lenders, the other lending institutions which are parties to the Credit Agreement as "Lenders"; the other lending institutions that may become parties to the Credit Agreement and KeyBank, as administrative agent for the Lenders, with Citibank, Capital One National Association, PNC Bank, National Association, Regions Bank, BMO Bank, N.A., The Huntington National Bank and Truist Bank, as Revolving Facility Co-Syndication Agents; Bank of America, N.A., Barclays Bank PLC and Royal Bank of Canada, as Co-Documentation Agents; Citibank and KeyBanc Capital Markets, as Revolving Facility Joint Bookrunners; KeyBanc Capital Markets, Citibank, PNC Capital Markets LLC, Capital One, National Association, The Huntington National Bank, Regions Capital Markets, BMO Bank N.A., and Truist Securities, Inc., as Revolving Facility Joint Lead Arrangers; Capital One, National Association and PNC Bank, National Association, as 2022 Term Loan Co-Syndication Agents, KeyBanc Capital Markets, Capital One National Association, and PNC Capital Markets LLC, as 2022 Term Loan Joint Bookrunners; KeyBanc Capital Markets, Capital One, National Association and PNC Capital Markets, LLC, as 2022 Term Loan Joint Lead Arrangers; PNC Bank National Association, The Huntington National Bank, Regions Bank, Truist Bank, Bank of America, N.A., and Royal Bank of Canada, as 2026 Term Loan Co-Syndication Agents; KeyBanc Capital Markets and BOFA Securities, Inc., as 2026 Term Loan Joint Bookrunners; and KeyBanc Capital Markets, PNC Capital Markets LLC, The Huntington National Bank, Regions Capital Markets, Truist Securities, Inc., BOFA Securities, Inc., and RBC Capital Markets Corporation, as 2026 Term Loan Joint Lead Arrangers, as incorporated by reference to Exhibit 10.1 to IRT's Current Report on Form 8-K filed on February 11, 2026.

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

101

iXBRL (Inline eXtensible Business Reporting Language). The following materials, formatted in iXBRL: (i) Condensed Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2026 and 2025, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2026 and 2025, (iv) Condensed Consolidated Statements of Changes in Equity for the three months ended March 31, 2026 and 2025, (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2026 and 2025 and (vi) notes to the condensed consolidated financial statements as of March 31, 2026.

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

Independence Realty Trust, Inc.

Date: April 30, 2026	By:	/s/ SCOTT F. SCHAEFFER
Scott F. Schaeffer
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: April 30, 2026	By:	/s/ JAMES J. SEBRA
James J. Sebra
President and Chief Financial Officer
(Principal Financial Officer)

Date: April 30, 2026	By:	/s/ JASON R. DELOZIER
Jason R. Delozier
Chief Accounting Officer
(Principal Accounting Officer)