Form 10-Q
period 2026-06-30
INDEPENDENCE REALTY TRUST, INC.
filed 2026-08-04
CIK 1466085

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

As of July 29, 2026 there were 235,744,567 shares of the Registrant’s common stock issued and outstanding.

INDEPENDENCE REALTY TRUST, INC.

INDEX

PART I—FINANCIAL INFORMATION

Item 1.         Financial Statements

Independence Realty Trust, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited and dollars in thousands, except share and per share data)

	As of	As of
	June 30, 2026	December 31, 2025
ASSETS:
Investments in real estate:
Investments in real estate, at cost	$6,798,220	$6,596,007
Accumulated depreciation	(1,029,116)	(915,247)
Investments in real estate, net	5,769,104	5,680,760
Real estate held for sale	77,756	76,468
Investments in real estate under development	67,814	60,116
Cash and cash equivalents	22,513	23,564
Restricted cash	24,184	24,058
Investments in unconsolidated real estate entities	69,970	98,263
Other assets	45,078	45,711
Derivative assets	14,850	9,840
Intangible assets, net of accumulated amortization of $335 and $3,257, respectively	418	2,970
Total Assets	$6,091,687	$6,021,750
LIABILITIES AND EQUITY:
Indebtedness, net	$2,443,383	$2,281,475
Accounts payable and accrued expenses	101,713	92,355
Accrued interest payable	8,296	8,377
Dividends payable	43,426	41,275
Derivative liabilities	—	346
Other liabilities	8,178	8,496
Total Liabilities	2,604,996	2,432,324
Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized, 0 and 0 shares issued and outstanding, respectively	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized, 235,742,658 and 237,234,750 shares issued and outstanding, including 428,346 and 382,337 unvested restricted common share awards, respectively	2,357	2,372
Additional paid-in capital	3,978,126	4,005,168
Accumulated other comprehensive income	13,384	7,722
Accumulated deficit	(634,698)	(555,326)
Total stockholders’ equity	3,359,169	3,459,936
Noncontrolling interests	127,522	129,490
Total Equity	3,486,691	3,589,426
Total Liabilities and Equity	$6,091,687	$6,021,750

The accompanying notes are an integral part of these condensed consolidated financial statements.

Independence Realty Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited and dollars in thousands, except share and per share data)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
REVENUE:
Rental and other property revenue	$167,126	$161,891	$332,339	$322,796
Other revenue	115	297	224	635
Total revenue	167,241	162,188	332,563	323,431
EXPENSES:
Property operating expenses	63,375	60,935	125,499	120,198
Property management expenses	7,931	7,715	16,168	15,541
General and administrative expenses	5,685	5,982	14,199	14,388
Depreciation and amortization expense	64,861	59,794	129,494	118,521
Casualty (gains) losses, net	(553)	255	(476)	139
Total expenses	141,299	134,681	284,884	268,787
Interest expense	(21,583)	(18,773)	(42,315)	(38,121)
Gain on sale of real estate assets, net	—	—	—	1,496
Loss on extinguishment of debt	—	—	—	(67)
Other loss	(105)	—	(191)	(103)
Loss from unconsolidated real estate entities	(836)	(562)	(1,883)	(1,151)
Net income:	3,418	8,172	3,290	16,698
(Income) loss allocated to noncontrolling interest	(27)	(126)	32	(298)
Net income allocable to common shares	$3,391	$8,046	$3,322	$16,400
Earnings per share:
Basic	$0.01	$0.03	$0.01	$0.07
Diluted	$0.01	$0.03	$0.01	$0.07
Weighted-average shares:
Basic	235,400,393	233,496,633	235,913,709	232,117,768
Diluted	236,037,395	234,131,752	236,663,887	233,041,087

The accompanying notes are an integral part of these condensed consolidated financial statements.

Independence Realty Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited and dollars in thousands)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net income	$3,418	$8,172	$3,290	$16,698
Other comprehensive income (loss):
Change in fair value of interest rate hedges	5,512	(2,002)	9,913	(7,681)
Realized gains on interest rate hedges reclassified to earnings	(2,024)	(3,402)	(4,107)	(6,711)
Total other comprehensive income	3,488	(5,404)	5,806	(14,392)
Comprehensive income before allocation to noncontrolling interests	6,906	2,768	9,096	2,306
Allocation to noncontrolling interests	(113)	8	(112)	67
Comprehensive income	$6,793	$2,776	$8,984	$2,373

The accompanying notes are an integral part of these condensed consolidated financial statements.

Independence Realty Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Equity

(Unaudited and dollars in thousands, except share and per share data)

				Accumulated	Retained
		Par Value	Additional	Other	Earnings	Total
	Common	Common	Paid In	Comprehensive	(Accumulated	Stockholders’	Noncontrolling	Total
	Shares	Shares	Capital	Income (Loss)	Deficit)	Equity	Interests	Equity
Balance, December 31, 2025	237,234,750	$2,372	$4,005,168	$7,722	$(555,326)	$3,459,936	$129,490	$3,589,426
Net loss	—	—	—	—	(68)	(68)	(59)	(127)
Common dividends declared ($0.17 per share)	—	—	—	—	(40,318)	(40,318)	—	(40,318)
Other comprehensive income	—	—	—	2,260	—	2,260	58	2,318
Stock compensation	362,381	4	3,868	—	—	3,872	—	3,872
Repurchase of shares related to equity award tax withholding	(59,663)	(1)	(2,581)	—	—	(2,582)	—	(2,582)
Repurchase of common stock, including repurchase costs	(1,839,460)	(18)	(29,919)	—	—	(29,937)	—	(29,937)
Distribution to noncontrolling interest declared ($0.17 per share)	—	—	—	—	—	—	(1,010)	(1,010)
Balance, March 31, 2026	235,698,008	$2,357	$3,976,536	$9,982	$(595,712)	$3,393,163	$128,479	$3,521,642
Net income	—	—	—	—	3,391	3,391	27	3,418
Common dividends declared ($0.18 per share)	—	—	—	—	(42,377)	(42,377)	—	(42,377)
Other comprehensive income	—	—	—	3,402	—	3,402	86	3,488
Stock compensation	48,874	—	1,846	—	—	1,846	—	1,846
Repurchase of shares related to equity award tax withholding	(4,224)	—	(141)	—	—	(141)	—	(141)
Issuance of common shares, net	—	—	(115)	—	—	(115)	—	(115)
Distribution to noncontrolling interest declared ($0.18 per share)	—	—	—	—	—	—	(1,070)	(1,070)
Balance, June 30, 2026	235,742,658	$2,357	$3,978,126	$13,384	$(634,698)	$3,359,169	$127,522	$3,486,691

				Accumulated	Retained
		Par Value	Additional	Other	Earnings	Total
	Common	Common	Paid In	Comprehensive	(Accumulated	Stockholders’	Noncontrolling	Total
	Shares	Shares	Capital	Income (Loss)	Deficit)	Equity	Interests	Equity
Balance, December 31, 2024	230,838,006	$2,308	$3,868,006	$26,065	$(454,104)	$3,442,275	$132,799	$3,575,074
Net income	—	—	—	—	8,354	8,354	172	8,526
Common dividends declared ($0.16 per share)	—	—	—	—	(37,223)	(37,223)	—	(37,223)
Other comprehensive loss	—	—	—	(8,757)	—	(8,757)	(231)	(8,988)
Stock compensation	321,828	3	4,048	—	—	4,051	—	4,051
Repurchase of shares related to equity award tax withholding	(46,654)	—	(3,322)	—	—	(3,322)	—	(3,322)
Issuance of common shares, net	2,650,000	26	49,986	—	—	50,012	—	50,012
Distribution to noncontrolling interest declared ($0.16 per share)	—	—	—	—	—	—	(951)	(951)
Balance, March 31, 2025	233,763,180	$2,337	$3,918,718	$17,308	$(482,973)	$3,455,390	$131,789	$3,587,179
Net income	—	—	—	—	8,046	8,046	126	8,172
Common dividends declared ($0.17 per share)	—	—	—	—	(39,696)	(39,696)	—	(39,696)
Other comprehensive loss	—	—	—	(5,270)	—	(5,270)	(134)	(5,404)
Stock compensation	51,238	1	1,946	—	—	1,947	—	1,947
Repurchase of shares related to equity award tax withholding	(4,595)	—	(98)	—	—	(98)	—	(98)
Issuance of common shares, net	—	—	(130)	—	—	(130)	—	(130)
Distribution to noncontrolling interest declared ($0.17 per share)	—	—	—	—	—	—	(1,010)	(1,010)
Balance, June 30, 2025	233,809,823	$2,338	$3,920,436	$12,038	$(514,623)	$3,420,189	$130,771	$3,550,960

The accompanying notes are an integral part of these condensed consolidated financial statements.

Independence Realty Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited and dollars in thousands)

	For the Six Months Ended
	June 30,
	2026	2025
Cash flows from operating activities:
Net income	$3,290	$16,698
Adjustments to reconcile net income to cash flow from operating activities:
Depreciation and amortization	129,494	118,521
Accretion of loan discounts and premiums, net	(4,038)	(4,014)
Amortization of deferred financing costs, net	2,065	1,809
Stock compensation expense	5,480	5,797
Gain on sale of real estate assets, net	—	(1,496)
Loss on extinguishment of debt	—	67
Amortization related to derivative instruments	450	506
Non-cash casualty losses	1,195	400
Equity in loss from investments in unconsolidated real estate entities	1,883	1,151
Other loss	191	103
Changes in assets and liabilities:
Other assets	(917)	3,077
Accounts payable and accrued expenses	(2,729)	1,379
Accrued interest payable	(81)	(815)
Other liabilities	(48)	(569)
Cash flow provided by operating activities	136,235	142,614
Cash flows from investing activities:
Acquisition of real estate properties	(29,392)	(58,637)
Escrow deposits for pending real estate acquisitions	—	(3,818)
Cash acquired in consolidation of unconsolidated real estate entity	94	—
Investments in unconsolidated real estate entities	(16,475)	(16,096)
Proceeds from dispositions of real estate properties, net	—	109,203
Capital expenditures	(63,889)	(53,677)
Real estate development expenditures	(4,085)	(12,242)
Proceeds from insurance claims	779	925
Cash flow used in investing activities	(112,968)	(34,342)
Cash flows from financing activities:
(Costs) proceeds from issuance of common stock, net	(115)	49,883
Proceeds from unsecured revolver and term loan	677,000	243,414
Unsecured revolver, secured credit facility and term loan repayments	(461,102)	(223,000)
Mortgage principal repayments and payoffs	(122,046)	(94,423)
Payment for deferred financing costs	(2,646)	(5,636)
Distributions on common stock	(80,602)	(74,113)
Distributions to noncontrolling interests	(2,021)	(1,902)
Payment for debt extinguishment	—	(1)
Repurchase of shares related to equity award tax withholding	(2,724)	(3,420)
Repurchase of common stock, including repurchase costs	(29,936)	—
Cash flow used in financing activities	(24,192)	(109,198)
Net change in cash, cash equivalents, and restricted cash	(925)	(926)
Cash, cash equivalents, and restricted cash, beginning of period	47,622	43,452
Cash, cash equivalents, and restricted cash, end of the period	$46,697	$42,526

Reconciliation of cash, cash equivalents, and restricted cash to the Condensed Consolidated Balance Sheets
Cash and cash equivalents	$22,513	$19,491
Restricted cash	24,184	23,035
Total cash, cash equivalents, and restricted cash, end of period	$46,697	$42,526

The accompanying notes are an integral part of these condensed consolidated financial statements.

Independence Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
June 30, 2026
(Unaudited and dollars in thousands, except share and per share data)

NOTE 1: Organization

Independence Realty Trust, Inc. (“IRT”), is a self-administered and self-managed Maryland corporation that was formed on March 26, 2009 and that has elected to be taxed as a real estate investment trust (“REIT”). We are primarily engaged in the ownership, operation, management, improvement, and acquisition of multifamily apartment communities in non-gateway markets. As of  June 30, 2026, we owned and operated 116 multifamily apartment properties (including one owned through a consolidated joint venture) that contain an aggregate of 33,898 units across non-gateway U.S. markets, including Atlanta, Columbus, Dallas, Denver, Houston, Indianapolis, Nashville, Oklahoma City, Raleigh-Durham, and Tampa. In addition, as of  June 30, 2026, we owned one newly developed property in Austin, Texas, that is currently in lease‑up and contains 378 units. As of  June 30, 2026, we also owned interests in three unconsolidated joint ventures, one of which owns and operates a multifamily apartment community that contains 275 units and two of which are developing multifamily apartment communities that will, upon completion, contain an aggregate of 642 units. We own all of our assets and conduct substantially all of our operations through Independence Realty Operating Partnership, LP, a Delaware limited partnership (“IROP”), of which we are the sole general partner.

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
June 30, 2026
(Unaudited and dollars in thousands, except share and per share data)

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

e. Restricted Cash

Restricted cash includes escrows of our funds held by lenders to fund certain expenditures, such as real estate taxes and insurance, or to be released at our discretion upon the occurrence of certain pre-specified events. As of  June 30, 2026 and  December 31, 2025, we had $24,184 and $24,058, respectively, of restricted cash.

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
June 30, 2026
(Unaudited and dollars in thousands, except share and per share data)

We estimate the fair value of acquired tangible assets (consisting of land, building and improvements), identified intangible assets (consisting of in-place leases), and assumed debt at the date of acquisition, based on the evaluation of information and estimates available at that date.

The aggregate value of in-place leases is determined by evaluating various factors, including the terms of the leases that are in place and assumed lease-up periods. The value assigned to these intangible assets is amortized over the assumed lease up period, typically nine months. During the three and six months ended June 30, 2026, we acquired in-place leases with a value of $0 and $753, respectively, related to our acquisitions that are discussed further in Note 3 “Investments in Real Estate". During the three and six months ended June 30, 2025, we acquired in-place leases with a value of $0 and $1,829, respectively. During the three and six months ended June 30, 2026, we recorded $1,146 and $3,305, respectively, of amortization for intangible assets. During the three and six months ended June 30, 2025, we recorded $1,976 and $3,829, respectively, of amortization for intangible assets. For the six months ended June 30, 2026 and 2025, we wrote-off fully amortized intangible assets of $6,227 and $1,584, respectively. As of  June 30, 2026, we expect to record additional amortization expense on current in-place intangible assets of $418 for the remainder of 2026.

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

We review our long-lived assets on an ongoing basis and evaluate the recoverability of the carrying value when there is an indicator of impairment. An impairment charge is recognized when it is determined that the carrying value of the asset exceeds the fair value. The estimated cash flows and estimated fair value used in the impairment analysis are determined based on our plans for the respective assets, including the expected hold period, and our assessment of market and economic conditions. The estimates consider matters such as current and historical rental rates and collection levels, occupancies for the respective and/or comparable properties, and recent sales data for comparable properties. Changes in our plans or views of market and economic conditions may result in adjustments to estimated future cash flows, which could lead to recognition of impairment losses. These losses, as guided by the applicable accounting standards, could be significant. For the three and six months ended June 30, 2026 and 2025 we recorded no impairment charges on account of real estate classified as held for sale and sold properties.

Depreciation Expense

Depreciation expense for real estate assets is computed using a straight-line method based on a life of 40 years for buildings and improvements and five to ten years for furniture, fixtures, and equipment. For the three and six months ended June 30, 2026, we recorded $63,171 and $125,123 of depreciation expense, respectively. For three and six months ended June 30, 2025, we recorded $57,396 and $113,850 of depreciation expense, respectively. During the three and six months ended June 30, 2026, we wrote-off fully depreciated fixed assets of $6,898 and $11,668, respectively. During the three and six months ended June 30, 2025, we wrote-off fully depreciated fixed assets of $8,296 and $16,088, respectively.

Independence Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
June 30, 2026
(Unaudited and dollars in thousands, except share and per share data)

Casualty Related Costs

Occasionally, we incur losses at our communities from wind storms, floods, fires and similar hazards. In these cases, we estimate the carrying value of the damaged property and record a casualty loss for the difference between the estimated carrying value and the insurance proceeds, if any. Any amount of insurance recovery in excess of the amount of the losses incurred is considered a gain contingency and is recorded in casualty (gains) losses, net when the proceeds are received. During the three and six months ended June 30, 2026, we recorded $553 and $476 of casualty gains, net, respectively. During the three and six months ended June 30, 2025, we recorded $255 and $139 of casualty losses, net, respectively.

g. Investments in Real Estate Under Development

We capitalize direct and indirect project costs incurred during the development period such as construction, insurance, architectural, legal, interest costs, and real estate taxes. At such time as the development is considered substantially complete, the capitalization of certain indirect costs such as real estate taxes, interest costs, and all project-related costs in real estate under development are reclassified to investments in real estate. For the three and six months ended June 30, 2026, we recorded $1,520 and $3,077, respectively, of capitalized interest expense on our investments in real estate under development. For the three and six months ended June 30, 2025, we recorded $1,587 and $3,147, respectively, of capitalized interest expense on our investments in real estate under development.

As of  June 30, 2026 and  December 31, 2025, the carrying value of our investments in real estate under development in Denver, Colorado and Austin, Texas, as applicable, totaled $67,814 and $60,116, respectively, net of $182,934 and $67,511 placed in service, respectively, and was recorded as a separate line item in our condensed consolidated balance sheets. During the three months ended  June 30, 2026, our previously disclosed development property in Denver, Colorado was completed and transitioned into our stabilized operating portfolio.

h. Investments in Unconsolidated Real Estate Entities

We have entered into joint ventures with unrelated third parties to acquire, develop, own, operate, and manage real estate assets. Our joint ventures are funded with a combination of debt and equity. We will consolidate entities that we control as well as any variable interest entity ("VIE") where we are the primary beneficiary. Under the VIE model, we consolidate an entity when we have the ability to direct the activities of the VIE and the obligations to absorb losses or the right to receive benefits that could potentially be significant to the VIE. Under the voting model, we consolidate an entity when we control the entity through ownership of a majority voting interest. We separately analyzed the initial accounting for each of our investments in unconsolidated real estate entities and concluded that each investment is a voting interest entity. Our equity interest varies for each of our investments in unconsolidated real estate entities between 66.6% and 90% but, in each case, we share control of the major decisions that most significantly impact the joint ventures with our partners. Since we do not control the joint venture through our ownership interest, they are accounted for under the equity method of accounting, and are included in investments in unconsolidated real estate entities on our condensed consolidated balance sheets. Under the equity method of accounting, the investments are carried at cost plus our share of net earnings or losses. For the three and six months ended June 30, 2026, we recorded $466 and $985, respectively, of capitalized interest expense on our investments in unconsolidated real estate entities in our condensed consolidated balance sheets. For the three and six months ended June 30, 2025, we recorded $1,014 and $1,969, respectively, of capitalized interest expense on our investments in unconsolidated real estate entities in our condensed consolidated balance sheets.

Independence Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
June 30, 2026
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
June 30, 2026
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

FASB ASC Topic 825, “Financial Instruments” requires disclosure of the fair value of financial instruments for which it is practicable to estimate that value. Given that cash and cash equivalents and restricted cash are short term in nature with limited fair value volatility, the carrying amount is deemed to be a reasonable approximation of fair value and the fair value input is classified as a Level 1 fair value measurement. The fair value input for derivatives is classified as a Level 2 fair value measurement within the fair value hierarchy. The fair value of our unsecured revolver, term loans, and mortgage indebtedness is based on a discounted cash flows valuation technique. As this technique utilizes current credit spreads, which are generally unobservable, this is classified as a Level 3 fair value measurement within the fair value hierarchy. We determine appropriate credit spreads based on the type of debt and its maturity. There were no transfers between levels in the fair value hierarchy for the six months ended June 30, 2026. The following table summarizes the carrying amount and the fair value of our financial instruments as of the periods indicated:

	As of June 30, 2026		As of December 31, 2025
	Carrying	Estimated	Carrying	Estimated
Financial Instrument	Amount	Fair Value	Amount	Fair Value
Assets
Cash and cash equivalents	$22,513	$22,513	$23,564	$23,564
Restricted cash	24,184	24,184	24,058	24,058
Derivative assets	14,850	14,850	9,840	9,840

Liabilities
Debt:
Unsecured revolver	265,563	270,137	194,357	200,399
Unsecured term loans	746,421	751,797	598,858	602,687
Secured credit facilities	586,334	560,805	593,167	569,169
Mortgages	696,043	664,482	746,548	717,612
Unsecured notes	149,022	150,208	148,545	150,247
Derivative liabilities	—	—	346	346

l. Deferred Financing Costs

Costs incurred in connection with debt financing are deferred and classified within indebtedness and charged to interest expense over the terms of the related debt agreements, under the effective interest method.

Independence Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
June 30, 2026
(Unaudited and dollars in thousands, except share and per share data)

m. Office Leases

In accordance with FASB ASC Topic 842, “Leases”, lessees are required to recognize a right-of-use asset and a lease liability on the balance sheet at the lease commencement date for all leases, except those leases with terms of less than a year. We lease corporate office space under leases with terms of up to 10 years and that may include extension options, but that do not include any residual value guarantees or restrictive covenants. As of  June 30, 2026 and  December 31, 2025, we had $2,461 and $2,771, respectively, of operating lease right-of-use assets and $2,744 and $3,082, respectively, of operating lease liabilities related to our corporate office leases. The operating lease right-of-use assets are presented within other assets and the operating lease liabilities are presented within other liabilities in our condensed consolidated balance sheets. During the three and six months ended June 30, 2026, we recorded $198 and $394, respectively, of total operating lease expense which is recorded within property management expense and general and administrative expenses in our condensed consolidated statements of operations. During the three and six months ended June 30, 2025, we recorded $117 and $237, respectively, of total operating lease expense which is recorded within property management expense and general and administrative expenses in our condensed consolidated statements of operations.

n. Income Taxes

We have elected to be taxed as a REIT. Accordingly, we recorded no income tax expense for the three and six months ended June 30, 2026 and 2025.

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
June 30, 2026
(Unaudited and dollars in thousands, except share and per share data)

NOTE 3: Investments in Real Estate

As of  June 30, 2026, our investments in real estate consisted of 116 operating apartment properties, including one owned through a consolidated joint venture, that contain an aggregate of 33,898 units. The following table summarizes our investments in real estate except for two properties that we classified as held for sale as of  June 30, 2026:

	As of June 30, 2026	As of December 31, 2025	Depreciable Lives (In years)
Land	$588,581	$573,777	—
Building	5,577,785	5,450,891	40
Furniture, fixtures and equipment	631,854	571,339	5 - 10
Total investments in real estate	$6,798,220	$6,596,007
Accumulated depreciation	(1,029,116)	(915,247)
Investments in real estate, net	$5,769,104	$5,680,760

The following table summarizes our properties held for sale as of  June 30, 2026:

Property	Market	Units	Carrying Value
Bella Terra at City Center	Denver, CO	304	$49,828
Stonebridge Crossing	Memphis, TN	500	27,928
		804	$77,756

Acquisitions

The following table summarizes our asset acquisition for the six months ended June 30, 2026:

Property	Date Acquired	Market	Units	Purchase Price
The Retreat at Canal	1/15/2026	Columbus, OH	140	$29,500

The following table summarizes the relative fair value of the assets and liabilities associated with acquisitions during the six months ended June 30, 2026, on the date of acquisition accounted for under FASB ASC Topic 805-50-15-3.

Fair Value of Assets and Liabilities Acquired During the
Six Months Ended
June 30, 2026
Assets acquired:
Investments in real estate	$28,923
Other assets	16
Intangible assets	753
Total assets acquired	29,692
Liabilities assumed:
Accounts payable and accrued expenses	281
Other liabilities	19
Total liabilities assumed	300
Estimated fair value of net assets acquired	$29,392

Dispositions

There were no asset dispositions for the six months ended June 30, 2026.

Independence Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
June 30, 2026
(Unaudited and dollars in thousands, except share and per share data)

NOTE 4: Investments in Unconsolidated Real Estate

As of  June 30, 2026, our investments in unconsolidated real estate entities had aggregate land, building, and capitalized construction in progress costs of $184,432 and aggregate construction debt of $93,872. We do not guarantee any debt, capital payout or other obligations associated with these entities. We recognize earnings or losses from our investments in unconsolidated real estate entities consisting of our proportionate share of the net earnings or losses of the joint ventures. We recognized losses of $836 and $1,883 from equity method investments during the three and six months ended June 30, 2026, respectively, and $562 and $1,151, respectively, during the three and six months ended June 30, 2025, and these were recognized within loss from investments in unconsolidated real estate entities in our condensed consolidated statements of operations.

The following table summarizes our investments in unconsolidated real estate entities as of  June 30, 2026 and  December 31, 2025:

				Carrying Value As Of
Investments in Unconsolidated Real Estate Entities	Location	Units (1)	IRT Ownership Interest	June 30, 2026	December 31, 2025
Lakeline Station (2)	Austin, TX	—	—	$—	$42,179
The Mustang (3)	Dallas, TX	275	85.0%	31,036	30,578
Nexton Pine Hollow	Charleston, SC	324	90.0%	29,892	22,097
The Approach	Indianapolis, IN	318	66.6%	9,042	3,409
Total		917		$69,970	$98,263

(1)	Represents the total number of units after development is complete and each property is placed in service.
(2)	On January 20, 2026, we acquired our joint venture partner's 10% membership interest and assumed full operational control and 100% equity ownership of the Tisdale at Lakeline Station property underlying this joint venture. We began consolidating the assets and liabilities of the property and its operating results effective January 20, 2026. As of December 31, 2025, we had a 90% interest in the 378-unit property underlying the joint venture.
(3)	The Mustang is an operating property consisting of 275 total units.

The following table summarizes the assets and liabilities recognized upon the consolidation of Tisdale at Lakeline Station, our former unconsolidated real estate entity during the six months ended  June 30, 2026 on the date of consolidation of January 20, 2026.

Assets and Liabilities Consolidated During the
Six Months Ended
June 30, 2026
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
June 30, 2026
(Unaudited and dollars in thousands, except share and per share data)

NOTE 5: Indebtedness

Unsecured Revolver and Term Loans

On February 11, 2026, IROP entered into the Sixth Amended and Restated Credit Agreement (the “Sixth Restated Credit Agreement”) by and among IROP, as borrower, IRT as parent guarantor, KeyBank National Association, as administrative agent, and the other agents and lender parties thereto, which amended and restated in its entirety the Fifth Amended and Restated Credit agreement dated as of January 8, 2025 (the “Fifth Restated Credit Agreement”). The Fifth Restated Credit Agreement provided for a $750,000 unsecured revolving credit facility (the “Unsecured Revolver”) with a January 8, 2029 scheduled maturity date and two unsecured term loans, specifically: (i) a $200,000 term loan with a May 18, 2026 maturity date (the “2026 Term Loan”) and (ii) a $400,000 term loan with a January 28, 2028 maturity date (the “2028 Term Loan”). The Sixth Restated Credit Agreement provides for a new $350,000 unsecured term loan with a maturity date of February 11, 2030, subject to a one year extension option (the “2030 Term Loan”). A portion of the proceeds from the 2030 Term Loan were used to pay off outstanding borrowings under the 2026 Term Loan.

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

The following tables contain summary information concerning our consolidated indebtedness as of  June 30, 2026:

Consolidated Debt:	Outstanding Principal	Unamortized Debt Issuance Costs	Unamortized Loan (Discount)/Premiums	Carrying Amount	Type	Weighted Average Contractual Rate (2)	Weighted Average Effective Rate (3)	Weighted Average Maturity (in years)
Unsecured revolver (1)	$269,372	$(3,809)	$—	$265,563	Floating	4.4%	4.8%	2.5
Unsecured term loans	750,000	(3,579)	—	746,421	Floating	4.5%	4.0%	2.5
Secured credit facilities	577,953	(1,303)	9,684	586,334	Fixed	4.2%	4.4%	2.4
Mortgages	690,224	(2,310)	8,129	696,043	Fixed	3.9%	4.0%	3.0
Unsecured notes	150,000	(978)	—	149,022	Fixed	5.4%	5.6%	6.8
Total Consolidated Debt	$2,437,549	$(11,979)	$17,813	$2,443,383		4.3%	4.3%	2.9

(1)	The unsecured revolver total capacity is $750,000, of which $269,372 was drawn as of June 30, 2026.
(2)	Represents the weighted average of the contractual interest rates in effect as of June 30, 2026, without regard to any interest rate swaps or collars.
(3)

Represents the weighted average effective interest rates for the three months ended  June 30, 2026, including the impact of interest rate swaps and collars, the amortization of hedging costs, and deferred financing costs, but excluding the impact of loan premium amortization, discount accretion, and interest capitalization.

	Scheduled maturities on our consolidated indebtedness outstanding as of June 30, 2026
Consolidated Debt:	2026	2027	2028	2029	2030	Thereafter
Unsecured revolver	$—	$—	$—	$269,372	$—	$—
Unsecured term loans	—	—	400,000	—	350,000	—
Secured credit facilities	5,293	10,081	453,353	2,669	106,557	—
Mortgages	78,263	11,281	125,842	415,336	—	59,502
Unsecured notes	—	—	—	—	—	150,000
Total	$83,556	$21,362	$979,195	$687,377	$456,557	$209,502

The following table contains summary information concerning our consolidated indebtedness as of  December 31, 2025:

Consolidated Debt:	Outstanding Principal	Unamortized Debt Issuance Costs	Unamortized Loan (Discount)/Premiums	Carrying Amount	Type	Weighted Average Contractual Rate (2)	Weighted Average Effective Rate (3)	Weighted Average Maturity (in years)
Unsecured revolver (1)	$198,892	$(4,535)	$—	$194,357	Floating	4.5%	4.8%	3.0
Unsecured term loans	600,000	(1,142)	—	598,858	Floating	4.6%	4.0%	1.5
Secured credit facilities	582,535	(1,525)	12,157	593,167	Fixed	4.2%	4.4%	2.9
Mortgages	739,596	(2,741)	9,693	746,548	Fixed	3.9%	4.0%	3.3
Unsecured notes	150,000	(1,455)	—	148,545	Fixed	5.4%	5.6%	7.3
Total Consolidated Debt	$2,271,023	$(11,398)	$21,850	$2,281,475		4.3%	4.3%	3.0

(1)	The unsecured revolver total capacity was $750,000, of which $198,892 was drawn as of December 31, 2025.
(2)	Represents the weighted average of the contractual interest rates in effect as of year-end December 31, 2025, without regard to any interest rate swaps or collars.
(3)

Represents the total weighted average effective interest rate for the three months ended  December 31, 2025, including the impact of interest rate swaps and collars, the amortization of hedging costs, and deferred financing costs, but excluding the impact of loan premium amortization, discount accretion, and interest capitalization.

As of  June 30, 2026, we were in compliance with all financial covenants contained in our consolidated indebtedness.

Independence Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
June 30, 2026
(Unaudited and dollars in thousands, except share and per share data)

NOTE 6: Derivative Financial Instruments

The following table summarizes the aggregate notional amounts and estimated net fair values of our derivative instruments as of  June 30, 2026 and  December 31, 2025:

	As of June 30, 2026			As of December 31, 2025
	Notional	Fair Value of Assets	Fair Value of Liabilities	Notional	Fair Value of Assets	Fair Value of Liabilities
Cash flow hedges:
Interest rate swaps	$500,000	$10,405	$—	$600,000	$6,006	$346
Interest rate collars	200,000	4,445	—	200,000	3,344	—
Forward interest rate swap	—	—	—	150,000	490	—
Total	$700,000	$14,850	$—	$950,000	$9,840	$346

Effective interest rate swaps and collars are reported in accumulated other comprehensive income, and the fair value of these hedge agreements is recorded as derivative assets or liabilities on the face of our condensed consolidated balance sheets.

For our interest rate swaps and collars that are considered highly effective hedges, we reclassified realized gains of $2,024 and $4,107 to earnings within interest expense for the three and six months ended June 30, 2026, respectively, and we expect gains of $7,946 to be reclassified out of accumulated other comprehensive income to earnings over the next 12 months. For the three and six months ended June 30, 2025, we reclassified realized gains of $3,402 and $6,711, respectively, to earnings within interest expense.

Independence Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
June 30, 2026
(Unaudited and dollars in thousands, except share and per share data)

NOTE 7: Stockholders' Equity and Noncontrolling Interests

Stockholders’ Equity

On  May 13, 2026, our board of directors declared a dividend of $0.18 per share on our common stock, which represents a 5.9% increase over the prior quarterly rate of $0.17 per share. The second quarter dividend was paid on  July 17, 2026 to common stockholders of record as of  June 26, 2026.

On  March 9, 2026, our board of directors declared a dividend of $0.17 per share on our common stock, which was paid on  April 17, 2026 to common stockholders of record as of  March 27, 2026.

ATM Program

On July 28, 2023, we entered into an equity distribution agreement pursuant to which we were permitted from time to time to offer and sell shares of our common stock under our prior shelf registration statement having an aggregate offering price of up to $450,000 (the “Previous ATM Program”) in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”). Under the Previous ATM Program, we were also permitted to enter into one or more forward sale transactions for the sale of shares of our common stock on a forward basis. There were no forward sale transactions and no shares of our common stock were sold under the Previous ATM Program during the three months ended  June 30, 2026. The Previous ATM program was terminated on June 12, 2026 in connection with the replacement of the previous shelf registration statement. There was $107,617 in shares of our common stock sold under the Previous ATM Program prior to its termination.

Stock Repurchase Program

On May 18, 2022, our board of directors authorized a common stock repurchase program (the "Stock Repurchase Program") covering up to $250,000 in shares of our common stock. Under the Stock Repurchase Program, we, in our discretion, may purchase our shares from time to time in the open market or in privately negotiated transactions. The amount and timing of the purchases will depend on a number of factors, including the price and availability of our shares, trading volumes and general market conditions. The Stock Repurchase Program has no time limit and may be suspended or discontinued at any time. During the six months ended June 30, 2026, we repurchased and retired 1,839,460 shares of common stock under our Stock Repurchase Program at a weighted average price of $16.24 per share at a total cost of $29,937.  No shares were repurchased under our Stock Repurchase Program during the three months ended  June 30, 2026. No shares were repurchased under our Stock Repurchase Program during the three and six months ended June 30, 2025. As of  June 30, 2026, $190,087 in shares of our common stock remained authorized for repurchase under our Stock Repurchase Program.

Noncontrolling Interest

During the six months ended June 30, 2026, no holders of IROP units exchanged units for shares of our common stock. As of  June 30, 2026, 5,941,643 IROP units held by unaffiliated third parties remain outstanding.

On  May 13, 2026, our board of directors declared a dividend of $0.18 per IROP unit, which was paid on  July 17, 2026 to IROP unit holders of record as of  June 26, 2026.

On  March 9, 2026, our board of directors declared a dividend of $0.17 per IROP unit, which was paid on  April 17, 2026 to IROP unit holders of record as of  March 27, 2026.

Independence Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
June 30, 2026
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

The restricted shares and RSUs granted under the Incentive Plan generally vest or vested over a two- to four-year period. In addition, we have granted unrestricted shares to our non-employee directors. These awards generally vest or vested immediately. A summary of restricted and unrestricted common share awards and RSU activity is presented below.

	2026
	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Balance, January 1,	539,069	$17.94
Granted	367,766	16.22
Vested	(285,133)	17.58
Forfeited	(38,539)	16.79
Balance, June 30, (1)	583,163	$17.11

(1)	The outstanding award balances above include 154,817 and 156,732 RSUs as of June 30, 2026 and December 31, 2025, respectively.

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

During the six months ended June 30, 2026 and 2025, a portion of the RSUs and PSUs granted were issued to employees who are retirement eligible. The fact that the grantees are retirement eligible resulted in immediate recognition of the associated stock-based compensation expense totaling $2,437 and $2,826, respectively.

Independence Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
June 30, 2026
(Unaudited and dollars in thousands, except share and per share data)

NOTE 9: Earnings Per Share

The following table presents a reconciliation of basic and diluted earnings per share for the three and six months ended June 30, 2026 and 2025:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net income	$3,418	$8,172	$3,290	$16,698
(Income) loss allocated to noncontrolling interest	(27)	(126)	32	(298)
Income allocable to common shares	$3,391	$8,046	$3,322	$16,400
Weighted-average shares outstanding—Basic	235,400,393	233,496,633	235,913,709	232,117,768
Weighted-average shares outstanding—Diluted	236,037,395	234,131,752	236,663,887	233,041,087
Earnings per share—Basic	$0.01	$0.03	$0.01	$0.07
Earnings per share—Diluted	$0.01	$0.03	$0.01	$0.07

Certain IROP units, RSAs and RSUs were excluded from the earnings per share computation because their effect would have been anti-dilutive, totaling 6,059,975 and 5,960,026 for the three and six months ended June 30, 2026. Certain IROP units and shares deliverable under the forward sale agreements pursuant to the Previous ATM Program were excluded from the earnings per share computation because their effect would have been anti-dilutive, totaling 14,223,243 and 8,623,243 for the three and six months ended June 30, 2025, respectively.

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
June 30, 2026
(Unaudited and dollars in thousands, except share and per share data)

The following table details NOI for our two reportable segments for the three and six months ended June 30, 2026 and 2025, and reconciles NOI to Net income on the condensed consolidated statements of operations. The segments are classified as same-store or non same-store based on the individual property’s status as of  June 30, 2026.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Revenue:
Same-store (1) rental and other property revenue	$157,076	$155,612	$313,171	$309,616
Non same-store (1) rental and other property revenue	10,050	6,279	19,168	13,180
Total reportable segments revenue	167,126	161,891	332,339	322,796
Other income	115	297	224	635
Total consolidated revenue	167,241	162,188	332,563	323,431
Operating Expenses:
Same-store
Real estate taxes	18,444	18,691	38,193	38,069
Property insurance	3,010	3,548	6,289	7,448
Personnel expenses	12,854	12,376	25,662	24,325
Utilities	7,615	7,407	15,830	15,194
Repairs and maintenance	5,883	5,822	10,059	10,167
Contract services	6,578	6,139	12,739	11,929
Advertising expenses	2,600	2,686	4,462	4,620
Other property operating expenses (2)	1,659	1,690	3,248	3,314
Total same-store operating expenses	58,643	58,359	116,482	115,066
Non same-store
Total non same-store operating expenses	4,732	2,576	9,017	5,132
Total reportable segments operating expenses	63,375	60,935	125,499	120,198
Net Operating Income:
Same-store NOI	98,433	97,253	196,689	194,550
Non same-store NOI	5,318	3,703	10,151	8,048
Total reportable segments NOI	103,751	100,956	206,840	202,598
Adjustments:
Other revenue	115	297	224	635
Property management expenses	(7,931)	(7,715)	(16,168)	(15,541)
General and administrative expenses	(5,685)	(5,982)	(14,199)	(14,388)
Depreciation and amortization	(64,861)	(59,794)	(129,494)	(118,521)
Casualty gains (losses), net	553	(255)	476	(139)
Interest expense	(21,583)	(18,773)	(42,315)	(38,121)
Gain on sale of real estate assets, net	—	—	—	1,496
Loss on extinguishment of debt	—	—	—	(67)
Other loss	(105)	—	(191)	(103)
Loss from investments in unconsolidated real estate entities	(836)	(562)	(1,883)	(1,151)
Net income	$3,418	$8,172	$3,290	$16,698

(1)	Same-store portfolio consists of 109 properties, which represent 31,735 units. Non same-store portfolio consists of 7 properties, which represent 2,163 units.
(2)	Other property operating expenses includes property office, administrative and legal costs.

Independence Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
June 30, 2026
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

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The Securities and Exchange Commission (the “SEC”), encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This Quarterly Report on Form 10-Q contains or incorporates by reference such “forward-looking statements” within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Words such as “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes” and words and terms of similar substance used in connection with any discussion of future operating or financial performance identify forward-looking statements.

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act. Such forward-looking statements include, but are not limited to, our expectations with respect to the timing and terms of sales, if any, with respect to the two properties which are classified as held for sale as of June 30, 2026, our expectations with respect to projects scheduled to start in 2026 and our expectations with respect to future acquisitions and dispositions. All statements in this Quarterly Report on Form 10-Q that address financial and operating performance, events or developments that we expect or anticipate will occur or be achieved in the future are forward-looking statements.

Our forward-looking statements are not guarantees of future performance and involve estimates, projections, forecasts and assumptions, including as to matters that are not within our control, and are subject to risks and uncertainties including, without limitation, risks and uncertainties related to changes in market demand for rental apartment homes and pricing pressures, including from competitors, that could lead to declines in occupancy and rent levels, uncertainty and volatility in capital and credit markets, including changes that reduce availability, and increased costs of capital, unexpected changes in our intention or ability to repay certain debt prior to maturity, increased costs on account of inflation, increased competition in the labor market, delays in the completion of, and failure to achieve anticipated benefits of, our projects with our joint venture partners, inability to sell certain assets, including those assets designated as held for sale, within the time frames or at the pricing levels expected, failure to achieve expected benefits from the redeployment of proceeds from asset sales, inability or failure to achieve anticipated benefits from future acquisitions and dispositions, delays in completing, and cost overruns incurred in connection with, our Value Add Programs and failure to achieve rent increases and occupancy levels on account of the Value Add Programs, unexpected impairments or impairments in excess of our estimates, new and/or increased regulations generally and specifically on the rental housing market, including legislation that may regulate rents and fees or delay or limit our ability to evict non-paying residents, risks endemic to real estate and the real estate industry generally, the impact of potential outbreaks of infectious diseases and measures intended to prevent the spread or address the effects thereof, economic conditions, including inflation and recessionary conditions and their related impacts on the real estate industry, U.S. and global trade policies and tensions, including changes in, or the imposition of, tariffs and/or trade barriers and the economic impacts, volatility and uncertainty resulting therefrom, the impacts from the U.S. government shutdown, the impacts from existing and/or future U.S. foreign policy decisions including the involvement of the U.S. in foreign disputes and foreign wars, the effects of natural and other disasters, unknown or unexpected liabilities, including the cost of legal proceedings, costs and disruptions as the result of a cybersecurity incident or other technology disruption, including but not limited to a third party's unauthorized access to our data or the data of our residents, unexpected capital needs, inability to obtain appropriate insurance coverages at reasonable rates, or at all, or losses from catastrophes in excess of our insurance coverages, and share price fluctuations. Please refer to the documents filed by us with the SEC, including specifically the “Risk Factors” sections of our 2025 Annual Report, and our other filings with the SEC, which identify additional factors that could cause actual results to differ from those contained in forward-looking statements.

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

Overview

Our Company

We are a self-administered and self-managed Maryland corporation that has elected to be taxed as a real estate investment trust (“REIT”). We are primarily engaged in the ownership, operation, management, improvement, and acquisition of multifamily apartment communities in non-gateway markets. As of June 30, 2026, we owned and operated 116 multifamily apartment properties (including one owned through a consolidated joint venture) that contain an aggregate of 33,898 units. Our properties are located in Alabama, Colorado, Florida, Georgia, Indiana, Kentucky, North Carolina, Ohio, Oklahoma, South Carolina, Tennessee and Texas. In addition, as of June 30, 2026, we owned one newly developed property in Austin, Texas that contains 378 units.  As of June 30, 2026, we also owned interests in three unconsolidated joint ventures, one of which owns and operates a multifamily apartment community that contains 275 units and two of which that are developing multifamily apartment communities that will contain, upon completion, an aggregate of 642 units. We do not have any foreign operations and our business is not seasonal.

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

Consolidated Property Portfolio (1)

As of June 30, 2026, we owned and consolidated 116 multifamily apartment properties, totaling 33,898 units. Below is a summary of our consolidated property portfolio by market.

(Dollars in thousands, except per unit data)	As of June 30, 2026				For the Three Months Ended June 30, 2026
Market	Number of Properties	Units	Gross Real Estate Assets	Period End Occupancy	Average Effective Monthly Rent per Unit	Net Operating Income	% of NOI
Atlanta, GA	13	5,180	1,145,447	95.1%	1,579	15,346	14.8%
Dallas, TX	14	4,007	908,729	94.8%	1,795	13,693	13.2%
Columbus, OH	11	2,650	416,971	94.6%	1,557	7,864	7.6%
Tampa-St. Petersburg, FL	6	1,791	400,134	95.1%	1,906	6,671	6.4%
Denver, CO (2)(3)	8	2,018	624,837	95.2%	1,780	6,401	6.2%
Indianapolis, IN	8	2,259	366,649	95.2%	1,501	6,087	5.9%
Oklahoma City, OK	8	2,147	352,153	95.6%	1,286	5,801	5.6%
Nashville, TN	5	1,508	381,930	95.6%	1,604	4,995	4.8%
Raleigh - Durham, NC	6	1,690	262,849	94.8%	1,546	4,989	4.8%
Orlando, FL	4	1,260	284,534	88.7%	1,877	4,139	4.0%
Memphis, TN (3)	4	1,383	162,666	93.1%	1,436	3,754	3.6%
Houston, TX	5	1,308	219,893	95.7%	1,457	3,527	3.4%
Charlotte, NC	4	1,014	263,881	95.2%	1,657	3,381	3.3%
Lexington, KY	3	886	170,417	94.7%	1,547	3,176	3.1%
Huntsville, AL	4	1,051	244,326	96.3%	1,396	2,950	2.8%
Louisville, KY	3	794	99,605	98.1%	1,357	2,252	2.2%
Cincinnati, OH	2	542	128,358	95.0%	1,736	1,936	1.9%
Charleston, SC	2	518	86,206	94.6%	1,810	1,754	1.6%
Greenville, SC	1	702	128,358	94.6%	1,279	1,730	1.7%
Myrtle Beach, SC - Wilmington, NC	3	628	70,429	94.7%	1,389	1,682	1.6%
Austin, TX (1)	1	256	62,241	95.3%	1,734	839	0.8%
San Antonio, TX	1	306	58,122	96.1%	1,426	801	0.7%
Total/Weighted Average	116	33,898	$6,838,735	94.9%	$1,593	$103,768	100.0%

(1)	Excludes our development properties. See Non-GAAP financial measures for the definition of a development property.
(2)	Includes properties in our Fort Collins, CO and Colorado Springs, CO markets.
(3)	Includes one property that was held for sale as of June 30, 2026.

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

As of June 30, 2026 and December 31, 2025, we had investments in unconsolidated real estate entities of  $70.0 million and $98.3  million, respectively.

Investments in Real Estate Under Development

As of June 30, 2026, we had one investment in real estate under development of $67.8 million, which contains an aggregate of 378 units and is currently in lease-up. During the three months ended June 30, 2026, our previously disclosed development property in Denver, Colorado was completed and transitioned into our stabilized operating portfolio, and is included in the multifamily apartment properties.

Value Add Program

Strategically renovating communities where there is the potential for outsized rent growth (our "Value Add Program") provides us with the opportunity to improve long-term growth through targeted unit and/or common area investments. We completed renovations on 600 units during the three months ended June 30, 2026. From inception of our Value Add Program in January 2018 through June 30, 2026, we completed renovations on 12,471 of the 18,592 units currently in our Value Add Program, achieving a return on investment of 15.9% (and approximately 18.0% on the interior portion of such renovation costs). We compute return on investment by using the rent premium per unit per month, multiplied by 12, divided by the applicable renovation costs per unit and we compute the rent premium as the difference between the rental rate on the renovated unit (excluding the impact of concessions) and the market rent for a comparable unrenovated unit as of the date presented, as determined by management consistent with its customary rent-setting and evaluation procedures.

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

Stock Repurchase Program

On May 18, 2022, our board of directors authorized a common stock repurchase program (the "Stock Repurchase Program") covering up to $250.0 million in shares of our common stock. Under the Stock Repurchase Program, we, in our discretion, may purchase our shares from time to time in the open market or in privately negotiated transactions. The amount and timing of the purchases will depend on a number of factors, including the price and availability of our shares, trading volumes and general market conditions. The Stock Repurchase Program has no time limit and may be suspended or discontinued at any time. During the six months ended June 30, 2026, we repurchased and retired 1.8 million shares of common stock under our Stock Repurchase Program at a weighted average price of $16.24 per share at a total cost of $29.9 million.  No shares were repurchased under our Stock Repurchase Program during the three months ended June 30, 2026. As of June 30, 2026, $190.1 million in shares of our common stock remained authorized for repurchase under our Stock Repurchase Program.

Results of Operations

As of June 30, 2026, we owned and consolidated 116 multifamily apartment properties, of which 109 comprised the Same-Store Portfolio.

Three Months Ended June 30, 2026 compared to the Three Months Ended June 30, 2025

	SAME-STORE PORTFOLIO				NON SAME-STORE PORTFOLIO				CONSOLIDATED
(Dollars in thousands)	Three Months Ended June 30,				Three Months Ended June 30,				Three Months Ended June 30,
	2026	2025	Increase (Decrease)	% Change	2026	2025	Increase (Decrease)	% Change	2026	2025	Increase (Decrease)	% Change
Property Data:
Number of properties (1)	109	109	—	—	7	4	3	75.0%	116	113	3	2.7%
Number of units (1)	31,735	31,735	—	—	2,163	1,440	723	50.2%	33,898	33,175	723	2.2%
Average occupancy (1)	95.0%	95.3%	(0.3)%	—	88.2%	92.7%	(4.5)%	—	94.7%	95.1%	(0.4)%	—
Average effective monthly rent, per unit (1)	$1,597	$1,591	$6	0.4%	$1,572	$1,470	$102	6.9%	$1,593	$1,581	$12	0.7%
Revenue:
Rental and other property revenue	$157,076	$155,612	$1,464	0.9%	$10,050	$6,279	$3,771	60.1%	$167,126	$161,891	$5,235	3.2%
Expenses:
Property operating expenses	58,643	58,359	284	0.5%	4,732	2,576	2,156	83.7%	63,375	60,935	2,440	4.0%
Net Operating Income	$98,433	$97,253	$1,180	1.2%	$5,318	$3,703	$1,615	43.6%	$103,751	$100,956	$2,795	2.8%

Other Revenue:
Other revenue									$115	$297	$(182)	(61.3)%
Corporate and other expenses:
Property management expenses									7,931	7,715	216	2.8%
General and administrative expenses									5,685	5,982	(297)	(5.0)%
Depreciation and amortization expense									64,861	59,794	5,067	8.5%
Casualty (gains) losses, net									(553)	255	(808)	(316.9)%
Interest expense									(21,583)	(18,773)	(2,810)	15.0%
Other loss									(105)	—	(105)	-
Loss from investments in unconsolidated real estate entities									(836)	(562)	(274)	48.8%
Net income									$3,418	$8,172	$(4,754)	(58.2)%
(Income) loss allocated to noncontrolling interests									(27)	(126)	99	(78.6)%
Net income available to common shares									$3,391	$8,046	$(4,655)	(57.9)%

(1)	Excludes our development projects. See Non-GAAP Financial Measures for our definition of a development property and our methodology for determining same-store properties.

Revenue

Rental and other property revenue. Revenue from rental and other property revenue of the consolidated portfolio increased $5.2 million to $167.1 million for the three months ended June 30, 2026 from $161.9 million for the three months ended June 30, 2025. The increase was attributable to a $3.8 million increase in non same-store rental and other property revenue primarily driven by two newly developed properties and the acquisition of three properties since June 30, 2025 earning a full quarter of rental and other property revenue in 2026 and a $1.5 million increase in same-store rental and other property revenue driven by higher other income, lower bad debt and higher average monthly rent compared to the prior year period.

Expenses

Property operating expenses. Property operating expenses increased $2.4 million to $63.4 million for the three months ended June 30, 2026 from $60.9 million for the three months ended June 30, 2025. The increase was primarily driven by a $2.2 million increase in non same-store operating expenses due to the acquisition of three properties since June 30, 2025 incurring a full quarter of operating expenses in 2026. In addition, the $0.3 million increase in same-store operating expenses was due to higher payroll costs, utilities and contract services, partially offset by lower insurance expenses.

Depreciation and amortization expense. Depreciation and amortization expense increased $5.1 million to $64.9 million for the three months ended June 30, 2026 from $59.8  million for the three months ended June 30, 2025. The increase was primarily due to our Value Add Program and properties acquired or placed in service since January 1, 2025, offset by our held for sale and sold properties for which depreciation ceased.

Casualty (gains) losses, net. During the three months ended June 30, 2026 and June 30, 2025 we incurred casualty gain of $0.5 million and casualty loss of $0.2 million, respectively. The gain was primarily due to insurance recoveries in excess of the amount of losses incurred for casualty events.

Interest expense. Interest expense increased $2.8 million to $21.6 million for the three months ended June 30, 2026 from $18.8 million for the three months ended June 30, 2025. The increase during the three months ended June 30, 2026, was primarily driven by the higher average debt balance associated with our acquisitions and a decrease in capitalized interest associated with our real estate under development.

Results of Operations

As of June 30, 2026, we owned and consolidated 116 multifamily apartment properties, of which 109 comprised the Same-Store Portfolio.

Six Months Ended June 30, 2026 compared to the Six Months Ended June 30, 2025

	SAME-STORE PORTFOLIO				NON SAME-STORE PORTFOLIO				CONSOLIDATED
(Dollars in thousands)	Six Months Ended June 30,				Six Months Ended June 30,				Six Months Ended June 30,
			Increase				Increase				Increase
	2026	2025	(Decrease)	% Change	2026	2025	(Decrease)	% Change	2026	2025	(Decrease)	% Change
Property Data:
Number of properties (1)	109	109	—	—	7	4	3	75.0%	116	113	3	2.7%
Number of units (1)	31,735	31,735	—	—	2,163	1,440	723	50.2%	33,898	33,175	723	2.2%
Average occupancy (1)	95.1%	95.3%	(0.2)%	—	86.4%	93.6%	(7.2)%	—	94.7%	95.2%	(0.5)%	—
Average effective monthly rent, per unit (1)	$1,595	$1,590	$5	0.3%	$1,547	$1,466	$81	5.5%	$1,592	$1,582	$10	0.6%
Revenue:
Rental and other property revenue	$313,171	$309,616	$3,555	1.1%	$19,168	$13,180	$5,988	45.4%	$332,339	$322,796	$9,543	3.0%
Expenses:
Property operating expenses	116,482	115,066	1,416	1.2%	9,017	5,132	3,885	75.7%	125,499	120,198	5,301	4.4%
Net Operating Income	$196,689	$194,550	$2,139	1.1%	$10,151	$8,048	$2,103	26.1%	$206,840	$202,598	$4,242	2.1%
Other Revenue:
Other revenue									$224	$635	$(411)	(64.7)%
Corporate and other expenses:
Property management expenses									16,168	15,541	627	4.0%
General and administrative expenses									14,199	14,388	(189)	(1.3)%
Depreciation and amortization expense									129,494	118,521	10,973	9.3%
Casualty (gains) losses, net									(476)	139	(615)	(442.4)%
Interest expense									(42,315)	(38,121)	(4,194)	11.0%
Gain on sale (loss on impairment) of real estate assets, net									—	1,496	(1,496)	(100.0)%
(Loss) gain on extinguishment of debt									—	(67)	67	(100.0)%
Other loss									(191)	(103)	(88)	85.4%
Loss from investments in unconsolidated real estate entities									(1,883)	(1,151)	(732)	63.6%
Net income									$3,290	$16,698	$(13,408)	(80.3)%
Loss (income) allocated to noncontrolling interests									32	(298)	330	(110.7)%
Net income available to common shares									$3,322	$16,400	$(13,078)	(79.7)%

(1)	Excludes our development projects. See Non-GAAP Financial Measures for our definition of a development property and our methodology for determining same-store properties.

Revenue

Rental and other property revenue. Revenue from rental and other property revenue of the consolidated portfolio increased $9.5 million to $332.3 million for the six months ended June 30, 2026 from $322.8 million for the six months ended June 30, 2025. The increase was attributable to a $6.0 million increase in non same-store rental and other property revenue primarily driven by two newly developed properties and the acquisition of three properties in 2025 earning rental and other property revenue for the full period in 2026 and a $3.6 million increase in same-store rental and other property revenue driven by higher other income, lower bad debt and higher average monthly rent compared to the prior year period.

Expenses

Property operating expenses. Property operating expenses increased $5.3 million to $125.5 million for the six months ended June 30, 2026 from $120.2 million for the six months ended June 30, 2025. The increase was primarily driven by a $3.9 million increase in non same-store operating expenses due to two newly developed properties and the acquisition of three properties in 2025 incurring operating expenses for the full period in 2026. In addition, the $1.4 million increase in same-store operating expenses was due to higher payroll costs, utilities and contract services, partially offset by lower insurance expenses.

Property management expenses. Property management expenses increased $0.6 million to $16.2 million for the six months ended June 30, 2026 from $15.5 million for the six months ended June 30, 2025. The increase was primarily driven by $0.4 million of costs associated with an expanded new hire training program that was launched in mid-2025.

Depreciation and amortization expense. Depreciation and amortization expense increased $11.0 million to $129.5 million for the six months ended June 30, 2026 from $118.5 million for the six months ended June 30, 2025. The increase was primarily due to our Value Add Program and properties acquired or placed in service since January 1, 2025, offset by our held for sale and sold properties for which depreciation ceased.

Casualty (gains) losses, net. During the six months ended June 30, 2026 and June 30, 2025 we incurred casualty gain of $0.5 million and casualty loss of $0.1 million, respectively. The gain was primarily due to insurance recoveries in excess of the amount of losses incurred for casualty events.

Interest expense. Interest expense increased $4.2 million to $42.3 million for the six months ended June 30, 2026 from $38.1 million for the six months ended June 30, 2025. The increase during the six months ended June 30, 2026, was primarily driven by the higher average debt balance associated with our acquisitions and a decrease in capitalized interest associated with our real estate under development.

Gain on sale of real estate assets, net. During the six months ended June 30, 2025, we sold one multi-family property resulting in a gain on sale of $1.5 million.

Loss from investments in unconsolidated real estate entities. Loss from investments in unconsolidated real estate entities increased $0.7 million to $1.9 million for the six months ended June 30, 2026 from $1.2 million for the six months ended June 30, 2025. The increase in loss from investments in unconsolidated real estate entities is primarily driven by higher depreciation expense from our unconsolidated real estate entities during the six months ended June 30, 2026 compared to the six months ended June 30, 2025.

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

Set forth below is a reconciliation of net income to FFO and CFFO for the three and six months ended June 30, 2026 and 2025 (in thousands, except share and per share information):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2026		2025		2026		2025
	Amount	Per Share(1)	Amount	Per Share(2)	Amount	Per Share(1)	Amount	Per Share(2)
Net income	$3,418	$0.01	$8,172	$0.03	$3,290	$0.01	$16,698	$0.07
Adjustments:
Real estate depreciation and amortization	64,319	0.27	59,372	0.25	128,433	0.53	117,682	0.50
Our share of real estate depreciation and amortization from investments in unconsolidated real estate entities	831	—	457	—	1,707	0.01	914	—
Loss on impairment of real estate assets net, excluding prepayment gains	—	—	—	—	—	—	73	—
FFO	$68,568	$0.28	$68,001	$0.28	$133,430	$0.55	$135,367	$0.57

FFO	$68,568	$0.28	$68,001	$0.28	$133,430	$0.55	$135,367	$0.57
Adjustments:
Other depreciation and amortization	542	—	422	—	1,060	—	839	—
Casualty (gains) losses, net	(553)	—	255	—	(476)	—	139	—
Loan (premium accretion) discount amortization, net	(2,021)	—	(1,985)	—	(4,038)	(0.01)	(4,014)	(0.02)
Prepayment (gains) losses on asset dispositions	—	—	—	—	—	—	(1,570)	—
Loss on extinguishment of debt	—	—	—	—	—	—	67	—
Other loss	105	—	—	—	191	—	103	—
CFFO	$66,641	$0.28	$66,693	$0.28	$130,167	$0.54	$130,931	$0.55

(1)	Based on 241,342,036 and 241,855,351 weighted-average shares and units outstanding for the three and six months ended June 30, 2026.

(2)	Based on 239,438,276 and 238,059,411 weighted-average shares and units outstanding for the three and six months ended June 30, 2025.

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

Set forth below is a reconciliation of GAAP net income to Same-Store Portfolio NOI for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	% change	2026	2025	% change
Net income	$3,418	$8,172	(58.2)%	$3,290	$16,698	(80.3)%
Other revenue	(115)	(297)	(61.3)%	(224)	(635)	(64.7)%
Property management expenses	7,931	7,715	2.8%	16,168	15,541	4.0%
General and administrative expenses	5,685	5,982	(5.0)%	14,199	14,388	(1.3)%
Depreciation and amortization expense	64,861	59,794	8.5%	129,494	118,521	9.3%
Casualty (gains) losses, net	(553)	255	(316.9)%	(476)	139	(442.4)%
Interest expense	21,583	18,773	15.0%	42,315	38,121	11.0%
Gain on sale of real estate assets, net	—	—	0.0%	—	(1,496)	(100.0)%
Loss on extinguishment of debt	—	—	0.0%	—	67	(100.0)%
Other loss	105	—	100.0%	191	103	85.4%
Loss from investments in unconsolidated real estate entities	836	562	48.8%	1,883	1,151	63.6%
NOI	103,751	100,956	2.8%	206,840	202,598	2.1%
Less: Non same-store portfolio NOI	5,318	3,703	43.6%	10,151	8,048	26.1%
Same-store portfolio (a) NOI	$98,433	$97,253	1.2%	$196,689	$194,550	1.1%

(a)	Same-Store Portfolio for the three and six months ended June 30, 2026 and 2025 included 109 properties containing 31,735 units.

Set forth below is Same-Store Portfolio (a) NOI for the three and six months ended June 30, 2026 and 2025 (in thousands, except per unit data):

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	% change	2026	2025	% change
Revenue:
Rental and other property revenue	$157,076	$155,612	0.9%	$313,171	$309,616	1.1%
Property Operating Expenses
Real estate taxes	18,444	18,691	(1.3)%	38,193	38,069	0.3%
Property insurance	3,010	3,548	(15.2)%	6,289	7,448	(15.6)%
Personnel expenses	12,854	12,376	3.9%	25,662	24,325	5.5%
Utilities	7,615	7,407	2.8%	15,830	15,194	4.2%
Repairs and maintenance	5,883	5,822	1.0%	10,059	10,167	(1.1)%
Contract services	6,578	6,139	7.2%	12,739	11,929	6.8%
Advertising expenses	2,600	2,686	(3.2)%	4,462	4,620	(3.4)%
Other expenses	1,659	1,690	(1.8)%	3,248	3,314	(2.0)%
Total property operating expenses	58,643	58,359	0.5%	116,482	115,066	1.2%
Same-store portfolio NOI	$98,433	$97,253	1.2%	$196,689	$194,550	1.1%
Same-store portfolio NOI Margin	62.7%	62.5%	0.2%	62.8%	62.8%	0.0%
Average Occupancy	95.0%	95.3%	(0.3)%	95.1%	95.3%	(0.2)%
Average effective monthly rent, per unit	$1,597	$1,591	0.4%	$1,595	$1,590	0.3%

(a)	Same-Store Portfolio for the three and six months ended June 30, 2026 and 2025 included 109 properties containing 31,735 units.

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

Our primary cash requirements are to:

•	make investments to continue our value add programs to improve the quality and performance of our properties;

•	repay our indebtedness;

•	fund costs necessary to maintain our properties;

•	pay our operating expenses; and

•

distribute a minimum of 90% of our REIT taxable income (determined without regard to the deduction for dividends paid and excluding net capital gain) and to make investments in a manner that enables us to maintain our qualification as a REIT.

We intend to meet our liquidity requirements primarily through a combination of one or more of the following:

•	the use of our cash and cash equivalents of $22.5 million as of June 30, 2026;

•	existing and future unsecured financing, including advances under our unsecured revolver, and financing secured directly or indirectly by the apartment properties in our portfolio;

•	cash generated from operating activities;

•	net cash proceeds from property sales, including sales undertaken as part of our capital recycling strategy and other sales; and

•	proceeds from the sales of our common stock and other equity securities, including common stock that may be sold under any future ATM program we intend to put in place.

Cash Flows

As of June 30, 2026 and 2025, we maintained cash and cash equivalents, and restricted cash of approximately $46.7 million and $42.5 million, respectively. Our cash and cash equivalents were generated from the following activities (dollars in thousands):

	For the Six Months Ended June 30,
	2026	2025
Cash flow provided by operating activities	$136,235	$142,614
Cash flow used in investing activities	(112,968)	(34,342)
Cash flow used in financing activities	(24,192)	(109,198)
Net change in cash and cash equivalents, and restricted cash	(925)	(926)
Cash and cash equivalents, and restricted cash, beginning of period	47,622	43,452
Cash and cash equivalents, and restricted cash, end of the period	$46,697	$42,526

Our cash inflows from operating activities during the six months ended June 30, 2026 and 2025 were primarily driven by ongoing operations of our properties. The $6.4 million decrease in cash inflows from operating activities during the six months ended June 30, 2026 was primarily driven by $4.5 million in timing of real estate tax payments and $1.7 million in prepaid rents.

Our cash outflows from investing activities during the six months ended June 30, 2026 were primarily due to the acquisition of one multifamily property in the amount of $29.4 million, $63.9 million of capital expenditures, $16.5 million of investments in unconsolidated real estate entities and $4.1 million of investments in real estate under development. Our cash outflows from investing activities during the six months ended June 30, 2025 were primarily due to $58.6 million to acquire one multifamily property, $53.7 million of capital expenditures, $16.1 million of investments in unconsolidated real estate entities and $12.2 million of investments in real estate under development, partially offset by $109.2 million of proceeds from the disposition of one property.

Our cash outflows from financing activities during the six months ended June 30, 2026 were primarily due to $122.0 million of mortgage principal repayments and payoffs, the payment of dividends on our common stock and noncontrolling interests of $82.6 million and repurchases of common stock under the Stock Repurchase Program in an aggregate amount of $29.9 million, partially offset by $215.9 million of net proceeds from our unsecured revolver and term loan. Our cash outflows from financing activities during the six months ended June 30, 2025 were primarily due to mortgage principal repayments of $94.4 million and payment of dividends on our common stock and noncontrolling interests of $76.0 million, partially offset by the $49.9 million issuance of common stock from our forward equity transactions.

Contractual Obligations

Our 2025 Annual Report includes a table of contractual obligations. There were no material changes to these obligations since the filing of our 2025 Annual Report.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements during the six months ended June 30, 2026 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our interests.

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

Item 3.         Quantitative and Qualitative Disclosure About Market Risk.

Our 2025 Annual Report contains a discussion of qualitative and quantitative market risks. There have been no material changes in quantitative and qualitative market risks during the six months ended June 30, 2026 from the disclosures included in our 2025 Annual Report.

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

Effective as of June 30, 2026, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation referred to above during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds.

During the three and six months ended June 30, 2026, no holders of IROP units exchanged units for shares of our common stock. The issuance of shares upon exchange of units is exempt from registration under the Securities Act, pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act. As of June 30, 2026, 5,941,643 IROP units held by unaffiliated third parties remained outstanding.

During the three months ended June 30, 2026, we withheld shares of common stock to satisfy employee tax withholding obligations payable upon the vesting of restricted common stock awards as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands) (2)
April 1 - 30, 2026	4,224	$14.87	—	$190,087
May 1 - 31, 2026	—	—	—	190,087
June 1 - 30, 2026	—	—	—	190,087
Total	4,224	$14.87	—

(1)	The price reported is the average price paid per share using our closing price on the NYSE on the vesting date of the relevant award.
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

Item 3.         Defaults Upon Senior Securities.

None.

Item 4.         Mine Safety Disclosures.

None.

Item 5.         Other Information.

During the three and six months ended June 30, 2026, none of the Company's directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act). During the three and six months ended June 30, 2026, the Company did not adopt, terminate or modify a Rule 10b5-1 trading arrangement.

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

101

iXBRL (Inline eXtensible Business Reporting Language). The following materials, formatted in iXBRL: (i) Condensed Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025, (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2026 and 2025, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2026 and 2025, (iv) Condensed Consolidated Statements of Changes in Equity for the three and six months ended June 30, 2026 and 2025, (v) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2026 and 2025 and (vi) notes to the condensed consolidated financial statements as of June 30, 2026.

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

Independence Realty Trust, Inc.

Date: August 4, 2026	By:	/s/ SCOTT F. SCHAEFFER
Scott F. Schaeffer
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: August 4, 2026	By:	/s/ JAMES J. SEBRA
James J. Sebra
President and Chief Financial Officer
(Principal Financial Officer)

Date: August 4, 2026	By:	/s/ JASON R. DELOZIER
Jason R. Delozier
Chief Accounting Officer
(Principal Accounting Officer)