Form 10-Q
period 2026-09-30
INDEPENDENCE REALTY TRUST, INC.
filed 2026-11-03
CIK 1466085

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

As of October 28, 2026 there were 235,869,729 shares of the Registrant’s common stock issued and outstanding.

INDEPENDENCE REALTY TRUST, INC.

INDEX

PART I—FINANCIAL INFORMATION

Item 1.         Financial Statements

Independence Realty Trust, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited and dollars in thousands, except share and per share data)

	As of	As of
	September 30, 2026	December 31, 2025
ASSETS:
Investments in real estate:
Investments in real estate, at cost	$6,843,728	$6,596,007
Accumulated depreciation	(1,085,397)	(915,247)
Investments in real estate, net	5,758,331	5,680,760
Real estate held for sale	50,012	76,468
Investments in real estate under development	59,230	60,116
Cash and cash equivalents	15,931	23,564
Restricted cash	27,375	24,058
Investments in unconsolidated real estate entities	77,790	98,263
Other assets	67,505	45,711
Derivative assets	23,764	9,840
Intangible assets, net of accumulated amortization of $586 and $3,257, respectively	167	2,970
Total Assets	$6,080,105	$6,021,750
LIABILITIES AND EQUITY:
Indebtedness, net	$2,401,457	$2,281,475
Accounts payable and accrued expenses	139,099	92,355
Accrued interest payable	10,297	8,377
Dividends payable	43,427	41,275
Derivative liabilities	—	346
Other liabilities	7,197	8,496
Total Liabilities	2,601,477	2,432,324
Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized, 0 and 0 shares issued and outstanding, respectively	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized, 235,723,073 and 237,234,750 shares issued and outstanding, including 405,665 and 382,337 unvested restricted common share awards, respectively	2,357	2,372
Additional paid-in capital	3,978,635	4,005,168
Accumulated other comprehensive income	22,298	7,722
Accumulated deficit	(651,912)	(555,326)
Total stockholders’ equity	3,351,378	3,459,936
Noncontrolling interests	127,250	129,490
Total Equity	3,478,628	3,589,426
Total Liabilities and Equity	$6,080,105	$6,021,750

The accompanying notes are an integral part of these condensed consolidated financial statements.

Independence Realty Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited and dollars in thousands, except share and per share data)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
REVENUE:
Rental and other property revenue	$171,957	$166,888	$504,296	$489,684
Other revenue	152	250	376	885
Total revenue	172,109	167,138	504,672	490,569
EXPENSES:
Property operating expenses	64,340	61,699	189,839	181,897
Property management expenses	7,662	7,891	23,830	23,433
General and administrative expenses	4,983	4,905	19,181	19,293
Depreciation and amortization expense	65,874	61,735	195,367	180,256
Casualty losses, net	498	419	22	559
Total expenses	143,357	136,649	428,239	405,438
Interest expense	(22,723)	(20,455)	(65,037)	(58,575)
Gain on sale (loss on impairment) of real estate assets, net	26,474	(12,841)	26,474	(11,344)
Loss on extinguishment of debt	—	—	—	(67)
Merger and integration costs	(6,200)	—	(6,200)	—
Other loss	(29)	(12)	(220)	(115)
(Loss) income from unconsolidated real estate entities	(555)	9,814	(2,438)	8,663
Net income:	25,719	6,995	29,012	23,693
Income allocated to noncontrolling interest	(573)	(102)	(541)	(401)
Net income allocable to common shares	$25,146	$6,893	$28,471	$23,292
Earnings per share:
Basic	$0.11	$0.03	$0.12	$0.10
Diluted	$0.11	$0.03	$0.12	$0.10
Weighted-average shares:
Basic	235,423,510	233,634,546	235,748,513	232,628,917
Diluted	236,113,360	234,283,170	236,525,152	233,403,810

The accompanying notes are an integral part of these condensed consolidated financial statements.

Independence Realty Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited and dollars in thousands)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net income	$25,719	$6,995	$29,012	$23,693
Other comprehensive income (loss):
Change in fair value of interest rate hedges	10,857	461	20,770	(7,220)
Realized gains on interest rate hedges reclassified to earnings	(1,718)	(3,484)	(5,825)	(10,195)
Total other comprehensive income (loss)	9,139	(3,023)	14,945	(17,415)
Comprehensive income before allocation to noncontrolling interests	34,858	3,972	43,957	6,278
Allocation to noncontrolling interests	(798)	(22)	(910)	44
Comprehensive income	$34,060	$3,950	$43,047	$6,322

The accompanying notes are an integral part of these condensed consolidated financial statements.

Independence Realty Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Equity

(Unaudited and dollars in thousands, except share and per share data)

				Accumulated	Retained
		Par Value	Additional	Other	Earnings	Total
	Common	Common	Paid In	Comprehensive	(Accumulated	Stockholders’	Noncontrolling	Total
	Shares	Shares	Capital	Income (Loss)	Deficit)	Equity	Interests	Equity
Balance, December 31, 2025	237,234,750	$2,372	$4,005,168	$7,722	$(555,326)	$3,459,936	$129,490	$3,589,426
Net loss	—	—	—	—	(68)	(68)	(59)	(127)
Common dividends declared ($0.17 per share)	—	—	—	—	(40,318)	(40,318)	—	(40,318)
Other comprehensive income	—	—	—	2,260	—	2,260	58	2,318
Stock compensation	362,381	4	3,868	—	—	3,872	—	3,872
Repurchase of shares related to equity award tax withholding	(59,663)	(1)	(2,581)	—	—	(2,582)	—	(2,582)
Repurchase of common stock, including repurchase costs	(1,839,460)	(18)	(29,919)	—	—	(29,937)	—	(29,937)
Distribution to noncontrolling interest declared ($0.17 per share)	—	—	—	—	—	—	(1,010)	(1,010)
Balance, March 31, 2026	235,698,008	$2,357	$3,976,536	$9,982	$(595,712)	$3,393,163	$128,479	$3,521,642
Net income	—	—	—	—	3,391	3,391	27	3,418
Common dividends declared ($0.18 per share)	—	—	—	—	(42,377)	(42,377)	—	(42,377)
Other comprehensive income	—	—	—	3,402	—	3,402	86	3,488
Stock compensation	48,874	—	1,846	—	—	1,846	—	1,846
Repurchase of shares related to equity award tax withholding	(4,224)	—	(141)	—	—	(141)	—	(141)
Issuance of common shares, net	—	—	(115)	—	—	(115)	—	(115)
Distribution to noncontrolling interest declared ($0.18 per share)	—	—	—	—	—	—	(1,070)	(1,070)
Balance, June 30, 2026	235,742,658	$2,357	$3,978,126	$13,384	$(634,698)	$3,359,169	$127,522	$3,486,691
Net income	—	—	—	—	25,146	25,146	573	25,719
Common dividends declared ($0.18 per share)	—	—	—	—	(42,360)	(42,360)	—	(42,360)
Other comprehensive income	—	—	—	8,914	—	8,914	225	9,139
Stock compensation	(18,275)	—	1,057	—	—	1,057	—	1,057
Repurchase of shares related to equity award tax withholding	(1,310)	—	(24)	—	—	(24)	—	(24)
Issuance of common shares, net	—	—	(524)	—	—	(524)	—	(524)
Distribution to noncontrolling interest declared ($0.18 per share)	—	—	—	—	—	—	(1,070)	(1,070)
Balance, September 30, 2026	235,723,073	$2,357	$3,978,635	$22,298	$(651,912)	$3,351,378	$127,250	$3,478,628

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

Independence Realty Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited and dollars in thousands)

	For the Nine Months Ended
	September 30,
	2026	2025
Cash flows from operating activities:
Net income	$29,012	$23,693
Adjustments to reconcile net income to cash flow from operating activities:
Depreciation and amortization	195,367	180,256
Accretion of loan discounts and premiums, net	(6,055)	(6,015)
Amortization of deferred financing costs, net	3,103	2,727
Stock compensation expense	6,462	6,826
(Gain on sale) loss on impairment of real estate assets, net	(26,474)	11,344
Loss on extinguishment of debt	—	67
Amortization related to derivative instruments	674	750
Non-cash casualty losses	1,346	537
Equity in loss (income) from investments in unconsolidated real estate entities	2,438	(8,663)
Other loss	220	103
Changes in assets and liabilities:
Other assets	(24,092)	(9,910)
Accounts payable and accrued expenses	34,274	19,275
Accrued interest payable	1,920	1,635
Other liabilities	(769)	(666)
Cash flow provided by operating activities	217,426	221,959
Cash flows from investing activities:
Acquisition of real estate properties	(29,392)	(152,748)
Cash acquired in consolidation of unconsolidated real estate entity	94	—
Investments in unconsolidated real estate entities	(25,237)	(24,412)
Return of investment in unconsolidated real estate entities	—	31,085
Proceeds from dispositions of real estate properties, net	54,361	109,204
Capital expenditures	(107,609)	(101,373)
Real estate development expenditures	(5,630)	(16,270)
Proceeds from insurance claims	789	1,539
Cash flow used in investing activities	(112,624)	(152,975)
Cash flows from financing activities:
(Costs) proceeds from issuance of common stock, net	(639)	150,713
Proceeds from unsecured revolver and term loan	800,000	398,416
Unsecured revolver, secured credit facility and term loan repayments	(581,366)	(386,845)
Mortgage principal repayments and payoffs	(165,729)	(97,406)
Payment for deferred financing costs	(2,646)	(6,223)
Distributions on common stock	(122,964)	(113,801)
Distributions to noncontrolling interests	(3,090)	(2,912)
Repurchase of shares related to equity award tax withholding	(2,748)	(3,449)
Repurchase of common stock, including repurchase costs	(29,936)	—
Cash flow used in financing activities	(109,118)	(61,507)
Net change in cash, cash equivalents, and restricted cash	(4,316)	7,477
Cash, cash equivalents, and restricted cash, beginning of period	47,622	43,452
Cash, cash equivalents, and restricted cash, end of the period	$43,306	$50,929

Reconciliation of cash, cash equivalents, and restricted cash to the Condensed Consolidated Balance Sheets
Cash and cash equivalents	$15,931	$23,290
Restricted cash	27,375	27,639
Total cash, cash equivalents, and restricted cash, end of period	$43,306	$50,929

The accompanying notes are an integral part of these condensed consolidated financial statements.

Independence Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
September 30, 2026
(Unaudited and dollars in thousands, except share and per share data)

NOTE 1: Organization

Independence Realty Trust, Inc. (“IRT”), is a self-administered and self-managed Maryland corporation that was formed on March 26, 2009 and that has elected to be taxed as a real estate investment trust (“REIT”). We are primarily engaged in the ownership, operation, management, improvement, and acquisition of multifamily apartment communities in non-gateway markets. As of  September 30, 2026, we owned and operated 115 multifamily apartment properties (including one owned through a consolidated joint venture) that contain an aggregate of 33,398 units across non-gateway U.S. markets, including Atlanta, Columbus, Dallas, Denver, Houston, Indianapolis, Nashville, Oklahoma City, Raleigh-Durham, and Tampa. In addition, as of  September 30, 2026, we owned one newly developed property in Austin, Texas, that is currently in lease‑up and contains 378 units. As of  September 30, 2026, we also owned interests in three unconsolidated joint ventures, one of which owns and operates a multifamily apartment community that contains 275 units and two of which are developing multifamily apartment communities that will, upon completion, contain an aggregate of 642 units. We own all of our assets and conduct substantially all of our operations through Independence Realty Operating Partnership, LP, a Delaware limited partnership (“IROP”), of which we are the sole general partner.

As used herein, the terms “we,” “our,” “us” and the “Company” refer to IRT and, as required by context, IROP and its subsidiaries.

Pending Merger

On September 8, 2026, we, IROP and Islanders OP Sub, LLC, a wholly-owned subsidiary of IROP (“IROP Merger Sub”), entered into an agreement and plan of merger with Centerspace (“CSR”), and its operating partnership, Centerspace, LP (“CSR OP”). On September 22, 2026, Islanders Sub, LLC, a wholly-owned subsidiary of IRT (“IRT Merger Sub”), was added as a party by joinder, and the parties entered into an amendment to the agreement and plan of merger pursuant to which IRT elected to implement an alternative structure with respect to the Company Merger (as defined below) (as amended, the “Merger Agreement”).

 On the terms, and subject to the conditions of, the Merger Agreement, CSR will merge with and into IRT Merger Sub  (the “Company Merger”), with IRT Merger Sub surviving the Company Merger; and immediately thereafter, IROP Merger Sub will merge with and into CSR OP (the “Partnership Merger” and, together with the Company Merger, the “Mergers”), with CSR OP surviving the Partnership Merger.

In the Company Merger, each outstanding share of CSR common stock will be converted into 3.800 (the “Exchange Ratio”) newly issued shares of IRT common stock, par value $0.01 per share (“IRT common stock”), with cash paid in lieu of any fractional shares. In the Partnership Merger, each outstanding common unit of CSR OP  will be converted into the right to receive a number of newly issued common units of IROP (each, an “IROP common unit”) equal to the Exchange Ratio, and each outstanding Series D Preferred Unit and Series E Preferred Unit of CSR OP will be converted into one Series A Preferred Unit and one Series B Preferred Unit of IROP, respectively, with each series A Preferred Unit holder and Series B Preferred Unit holder having the right to exchange them into a number of IROP common units equal to 1.37931 or 1.20482, respectively, multiplied by the Exchange Ratio.  Consummation of the Mergers is subject to customary closing conditions, including, among others, receipt of IRT stockholder approval and CSR shareholder approval. We currently expect the Mergers to close as early as the end of the fourth quarter of 2026.

In conjunction with the Mergers, we have incurred approximately $6,200 in merger-related transaction costs during the three and nine months ended September 30, 2026. The costs incurred to date primarily consist of advisory fees, attorney fees, accountant fees and SEC filing fees and are presented in a separate line item on the face of the condensed consolidated statements of operations. IRT will be treated as the accounting acquiror in the Mergers, which will be accounted for under the acquisition method, with any excess of the purchase price over the fair value of the net assets acquired allocated to goodwill.

Independence Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
September 30, 2026
(Unaudited and dollars in thousands, except share and per share data)

NOTE 2: Summary of Significant Accounting Policies

a. Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared by management in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and the applicable rules and regulations of the SEC. Accordingly, certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations, although we believe that the included disclosures are adequate to make the information presented not misleading. The unaudited interim condensed consolidated financial statements should be read in conjunction with our audited financial statements as of and for the year ended  December 31, 2025 included in our Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Annual Report”). In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our condensed consolidated financial position and condensed consolidated results of operations and cash flows are included. The results of operations for the interim periods presented are not necessarily indicative of the results for the full year. The Company evaluated subsequent events through the date its financial statements were issued. No significant recognized or non-recognized subsequent events were noted other than those described in the footnotes.

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
September 30, 2026
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

e. Restricted Cash

Restricted cash includes escrows of our funds held by lenders to fund certain expenditures, such as real estate taxes and insurance, or to be released at our discretion upon the occurrence of certain pre-specified events. As of  September 30, 2026 and  December 31, 2025, we had $27,375 and $24,058, respectively, of restricted cash.

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
September 30, 2026
(Unaudited and dollars in thousands, except share and per share data)

We estimate the fair value of acquired tangible assets (consisting of land, building and improvements), identified intangible assets (consisting of in-place leases), and assumed debt at the date of acquisition, based on the evaluation of information and estimates available at that date.

The aggregate value of in-place leases is determined by evaluating various factors, including the terms of the leases that are in place and assumed lease-up periods. The value assigned to these intangible assets is amortized over the assumed lease up period, typically nine months. During the three and nine months ended September 30, 2026, we acquired in-place leases with a value of $0 and $753, respectively, related to our acquisitions that are discussed further in Note 3 “Investments in Real Estate". During the three and nine months ended September 30, 2025, we acquired in-place leases with a value of $6,227 and $8,056, respectively. During the three and nine months ended September 30, 2026, we recorded $251 and $3,556, respectively, of amortization for intangible assets. During the three and nine months ended September 30, 2025, we recorded $2,419 and $6,248, respectively, of amortization for intangible assets. For the nine months ended September 30, 2026 and 2025, we wrote-off fully amortized intangible assets of $6,227 and $4,949, respectively. As of  September 30, 2026, we expect to record additional amortization expense on current in-place intangible assets of $167 for the remainder of 2026.

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

We review our long-lived assets on an ongoing basis and evaluate the recoverability of the carrying value when there is an indicator of impairment. An impairment charge is recognized when it is determined that the carrying value of the asset exceeds the fair value. The estimated cash flows and estimated fair value used in the impairment analysis are determined based on our plans for the respective assets, including the expected hold period, and our assessment of market and economic conditions. The estimates consider matters such as current and historical rental rates and collection levels, occupancies for the respective and/or comparable properties, and recent sales data for comparable properties. Changes in our plans or views of market and economic conditions may result in adjustments to estimated future cash flows, which could lead to recognition of impairment losses. These losses, as guided by the applicable accounting standards, could be significant. For the nine months ended  September 30, 2026, we recorded no impairment charges on account of real estate classified as held for sale and sold properties. For the nine months ended  September 30, 2025, we recorded impairment charges of $12,841 on account of real estate classified as held for sale.

Depreciation Expense

Depreciation expense for real estate assets is computed using a straight-line method based on a life of 40 years for buildings and improvements and five to ten years for furniture, fixtures, and equipment. For the three and nine months ended September 30, 2026, we recorded $65,047 and $190,170 of depreciation expense, respectively. For three and nine months ended September 30, 2025, we recorded $58,863 and $172,713 of depreciation expense, respectively. During the three and nine months ended September 30, 2026, we wrote-off fully depreciated fixed assets of $8,765 and $20,433, respectively. During the three and nine months ended September 30, 2025, we wrote-off fully depreciated fixed assets of $7,543 and $23,631, respectively.

Independence Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
September 30, 2026
(Unaudited and dollars in thousands, except share and per share data)

Casualty Related Costs

Occasionally, we incur losses at our communities from wind storms, floods, fires and similar hazards. In these cases, we estimate the carrying value of the damaged property and record a casualty loss for the difference between the estimated carrying value and the insurance proceeds, if any. Any amount of insurance recovery in excess of the amount of the losses incurred is considered a gain contingency and is recorded in casualty losses, net when the proceeds are received. During the three and nine months ended September 30, 2026, we recorded $498 and $22 of casualty losses, net, respectively. During the three and nine months ended September 30, 2025, we recorded $419 and $559 of casualty losses, net, respectively.

g. Investments in Real Estate Under Development

We capitalize direct and indirect project costs incurred during the development period such as construction, insurance, architectural, legal, interest costs, and real estate taxes. At such time as the development is considered substantially complete, the capitalization of certain indirect costs such as real estate taxes, interest costs, and all project-related costs in real estate under development are reclassified to investments in real estate. For the three and nine months ended September 30, 2026, we recorded $1,062 and $4,139, respectively, of capitalized interest expense on our investments in real estate under development. For the three and nine months ended September 30, 2025, we recorded $1,305 and $4,451, respectively, of capitalized interest expense on our investments in real estate under development.

As of  September 30, 2026 and  December 31, 2025, the carrying value of our investments in real estate under development in Denver, Colorado and Austin, Texas, as applicable, totaled $59,230 and $60,116, respectively, net of $192,977 and $67,511 placed in service, respectively, and was recorded as a separate line item in our condensed consolidated balance sheets. During the three months ended  June 30, 2026, our previously disclosed development property in Denver, Colorado was completed and transitioned into our stabilized operating portfolio.

h. Investments in Unconsolidated Real Estate Entities

We have entered into joint ventures with unrelated third parties to acquire, develop, own, operate, and manage real estate assets. Our joint ventures are funded with a combination of debt and equity. We will consolidate entities that we control as well as any variable interest entity ("VIE") where we are the primary beneficiary. Under the VIE model, we consolidate an entity when we have the ability to direct the activities of the VIE and the obligations to absorb losses or the right to receive benefits that could potentially be significant to the VIE. Under the voting model, we consolidate an entity when we control the entity through ownership of a majority voting interest. We separately analyzed the initial accounting for each of our investments in unconsolidated real estate entities and concluded that each investment is a voting interest entity. Our equity interest varies for each of our investments in unconsolidated real estate entities between 66.6% and 90% but, in each case, we share control of the major decisions that most significantly impact the joint ventures with our partners. Since we do not control the joint venture through our ownership interest, they are accounted for under the equity method of accounting, and are included in investments in unconsolidated real estate entities on our condensed consolidated balance sheets. Under the equity method of accounting, the investments are carried at cost plus our share of net earnings or losses. For the three and nine months ended September 30, 2026, we recorded $599 and $1,584, respectively, of capitalized interest expense on our investments in unconsolidated real estate entities in our condensed consolidated balance sheets. For the three and nine months ended September 30, 2025, we recorded $993 and $2,961, respectively, of capitalized interest expense on our investments in unconsolidated real estate entities in our condensed consolidated balance sheets.

Independence Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
September 30, 2026
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
September 30, 2026
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

FASB ASC Topic 825, “Financial Instruments” requires disclosure of the fair value of financial instruments for which it is practicable to estimate that value. Given that cash and cash equivalents and restricted cash are short term in nature with limited fair value volatility, the carrying amount is deemed to be a reasonable approximation of fair value and the fair value input is classified as a Level 1 fair value measurement. The fair value input for derivatives is classified as a Level 2 fair value measurement within the fair value hierarchy. The fair value of our unsecured revolver, term loans, and mortgage indebtedness is based on a discounted cash flows valuation technique. As this technique utilizes current credit spreads, which are generally unobservable, this is classified as a Level 3 fair value measurement within the fair value hierarchy. We determine appropriate credit spreads based on the type of debt and its maturity. There were no transfers between levels in the fair value hierarchy for the nine months ended September 30, 2026. The following table summarizes the carrying amount and the fair value of our financial instruments as of the periods indicated:

	As of September 30, 2026		As of December 31, 2025
	Carrying	Estimated	Carrying	Estimated
Financial Instrument	Amount	Fair Value	Amount	Fair Value
Assets
Cash and cash equivalents	$15,931	$15,931	$23,564	$23,564
Restricted cash	27,375	27,375	24,058	24,058
Derivative assets	23,764	23,764	9,840	9,840

Liabilities
Debt:
Unsecured revolver	270,927	274,450	194,357	200,399
Unsecured term loans	746,712	750,241	598,858	602,687
Secured credit facilities	582,935	548,571	593,167	569,169
Mortgages	651,787	607,001	746,548	717,612
Unsecured notes	149,096	150,166	148,545	150,247
Derivative liabilities	—	—	346	346

l. Deferred Financing Costs

Costs incurred in connection with debt financing are deferred and classified within indebtedness and charged to interest expense over the terms of the related debt agreements, under the effective interest method.

Independence Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
September 30, 2026
(Unaudited and dollars in thousands, except share and per share data)

m. Office Leases

In accordance with FASB ASC Topic 842, “Leases”, lessees are required to recognize a right-of-use asset and a lease liability on the balance sheet at the lease commencement date for all leases, except those leases with terms of less than a year. We lease corporate office space under leases with terms of up to 10 years and that may include extension options, but that do not include any residual value guarantees or restrictive covenants. As of  September 30, 2026 and  December 31, 2025, we had $2,303 and $2,771, respectively, of operating lease right-of-use assets and $2,569 and $3,082, respectively, of operating lease liabilities related to our corporate office leases. The operating lease right-of-use assets are presented within other assets and the operating lease liabilities are presented within other liabilities in our condensed consolidated balance sheets. During the three and nine months ended September 30, 2026, we recorded $200 and $594, respectively, of total operating lease expense which is recorded within property management expense and general and administrative expenses in our condensed consolidated statements of operations. During the three and nine months ended September 30, 2025, we recorded $185 and $422, respectively, of total operating lease expense which is recorded within property management expense and general and administrative expenses in our condensed consolidated statements of operations.

n. Income Taxes

We have elected to be taxed as a REIT. Accordingly, we recorded no income tax expense for the three and nine months ended September 30, 2026 and 2025.

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
September 30, 2026
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

NOTE 3: Investments in Real Estate

As of  September 30, 2026, our investments in real estate consisted of 115 operating apartment properties, including one owned through a consolidated joint venture, that contain an aggregate of 33,398 units. The following table summarizes our investments in real estate except for one property that we classified as held for sale as of  September 30, 2026:

	As of September 30, 2026	As of December 31, 2025	Depreciable Lives (In years)
Land	$589,601	$573,777	—
Building	5,586,591	5,450,891	40
Furniture, fixtures and equipment	667,536	571,339	5 - 10
Total investments in real estate	$6,843,728	$6,596,007
Accumulated depreciation	(1,085,397)	(915,247)
Investments in real estate, net	$5,758,331	$5,680,760

The following table summarizes our properties held for sale as of  September 30, 2026:

Property	Market	Units	Carrying Value
Bella Terra at City Center	Denver, CO	304	$50,012

Acquisitions

The following table summarizes our asset acquisition for the nine months ended September 30, 2026:

Property	Date Acquired	Market	Units	Purchase Price
The Retreat at Canal	1/15/2026	Columbus, OH	140	$29,500

The following table summarizes the relative fair value of the assets and liabilities associated with acquisitions during the nine months ended September 30, 2026, on the date of acquisition accounted for under FASB ASC Topic 805-50-15-3.

Fair Value of Assets and Liabilities Acquired During the
Nine Months Ended
September 30, 2026
Assets acquired:
Investments in real estate	$28,923
Other assets	16
Intangible assets	753
Total assets acquired	29,692
Liabilities assumed:
Accounts payable and accrued expenses	281
Other liabilities	19
Total liabilities assumed	300
Estimated fair value of net assets acquired	$29,392

Dispositions

The following table summarizes our dispositions for the nine months ended September 30, 2026.

Property	Market	Units	Sale Date	Sale Price	Gain on Sale
Stonebridge Crossing	Memphis, TN	500	9/10/2026	$55,750	$26,474

Independence Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
September 30, 2026
(Unaudited and dollars in thousands, except share and per share data)

NOTE 4: Investments in Unconsolidated Real Estate

As of  September 30, 2026, our investments in unconsolidated real estate entities had aggregate land, building, and capitalized construction in progress costs of $203,046 and aggregate construction debt of $109,712. We do not guarantee any debt, capital payout or other obligations associated with these entities. We recognize earnings or losses from our investments in unconsolidated real estate entities consisting of our proportionate share of the net earnings or losses of the joint ventures. We recognized losses of $555 and $2,438 from equity method investments during the three and nine months ended September 30, 2026, respectively, and income of $9,814 and $8,663, respectively, during the three and nine months ended September 30, 2025, and these were recognized within (loss) income from investments in unconsolidated real estate entities in our condensed consolidated statements of operations.

The following table summarizes our investments in unconsolidated real estate entities as of  September 30, 2026 and  December 31, 2025:

				Carrying Value As Of
Investments in Unconsolidated Real Estate Entities	Location	Units (1)	IRT Ownership Interest	September 30, 2026	December 31, 2025
Lakeline Station (2)	Austin, TX	—	—	$—	$42,179
The Mustang (3)	Dallas, TX	275	85.0%	30,368	30,578
Nexton Pine Hollow	Charleston, SC	324	90.0%	30,260	22,097
The Approach	Indianapolis, IN	318	66.6%	17,162	3,409
Total		917		$77,790	$98,263

(1)	Represents the total number of units after development is complete and each property is placed in service.
(2)	On January 20, 2026, we acquired our joint venture partner's 10% membership interest and assumed full operational control and 100% equity ownership of the Tisdale at Lakeline Station property underlying this joint venture. We began consolidating the assets and liabilities of the property and its operating results effective January 20, 2026. As of December 31, 2025, we had a 90% interest in the 378-unit property underlying the joint venture.
(3)	The Mustang is an operating property consisting of 275 total units. As of September 30, 2026, the property underlying this joint venture was 94% occupied, with an average effective monthly rent per occupied unit of $3,071. On October 1, 2026, we acquired our joint venture partner's 15% membership interest for $7,500 and assumed full operational control and 100% equity ownership of The Mustang. As of September 30, 2026, we held an 85% interest in the property underlying the joint venture. We will begin consolidating the property's assets, liabilities and operating results effective October 1, 2026.

Independence Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
September 30, 2026
(Unaudited and dollars in thousands, except share and per share data)

The following table summarizes the assets and liabilities recognized upon the consolidation of Tisdale at Lakeline Station, our former unconsolidated real estate entity during the nine months ended  September 30, 2026 on the date of consolidation of January 20, 2026.

Assets and Liabilities Consolidated During the
Nine Months Ended
September 30, 2026
Assets:
Cash and cash equivalents	$41
Restricted cash	53
Other assets	204
Investments in real estate	28,708
Investments in real estate under development	90,395
Total assets	$119,401
Liabilities:
Accounts payable and accrued expenses	$4,394
Other liabilities	49
Mortgage loan (1)	72,675
Total liabilities	77,118
Derecognition of investments in unconsolidated real estate entities	42,283
Total liabilities and equity	$119,401

(1)	The mortgage loan was repaid using proceeds from our unsecured revolver, concurrently with acquiring our joint venture partner's 10% membership interest on January 20, 2026.

Independence Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
September 30, 2026
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

The following tables contain summary information concerning our consolidated indebtedness as of  September 30, 2026:

Consolidated Debt:	Outstanding Principal	Unamortized Debt Issuance Costs	Unamortized Loan (Discount)/Premiums	Carrying Amount	Type	Weighted Average Contractual Rate (2)	Weighted Average Effective Rate (3)	Weighted Average Maturity (in years)
Unsecured revolver (1)	$274,372	$(3,445)	$—	$270,927	Floating	4.6%	4.8%	2.3
Unsecured term loans	750,000	(3,288)	—	746,712	Floating	4.7%	4.0%	2.3
Secured credit facilities	575,689	(1,195)	8,441	582,935	Fixed	4.2%	4.4%	2.2
Mortgages	646,542	(2,109)	7,354	651,787	Fixed	3.9%	4.0%	2.9
Unsecured notes	150,000	(904)	—	149,096	Fixed	5.4%	5.6%	6.5
Total Consolidated Debt	$2,396,603	$(10,941)	$15,795	$2,401,457		4.4%	4.3%	2.7

(1)	The unsecured revolver total capacity is $750,000, of which $274,372 was drawn as of September 30, 2026.
(2)	Represents the weighted average of the contractual interest rates in effect as of September 30, 2026, without regard to any interest rate swaps or collars.
(3)

Represents the weighted average effective interest rates for the three months ended  September 30, 2026, including the impact of interest rate swaps and collars, the amortization of hedging costs, and deferred financing costs, but excluding the impact of loan premium amortization, discount accretion, and interest capitalization.

Independence Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
September 30, 2026
(Unaudited and dollars in thousands, except share and per share data)

	Scheduled maturities on our consolidated indebtedness outstanding as of September 30, 2026
Consolidated Debt:	2026	2027	2028	2029	2030	Thereafter
Unsecured revolver	$—	$—	$—	$274,372	$—	$—
Unsecured term loans	—	—	400,000	—	350,000	—
Secured credit facilities	2,329	10,081	453,936	2,670	106,673	—
Mortgages	33,714	11,281	126,019	416,026	—	59,502
Unsecured notes	—	—	—	—	—	150,000
Total	$36,043	$21,362	$979,955	$693,068	$456,673	$209,502

The following table contains summary information concerning our consolidated indebtedness as of  December 31, 2025:

Consolidated Debt:	Outstanding Principal	Unamortized Debt Issuance Costs	Unamortized Loan (Discount)/Premiums	Carrying Amount	Type	Weighted Average Contractual Rate (2)	Weighted Average Effective Rate (3)	Weighted Average Maturity (in years)
Unsecured revolver (1)	$198,892	$(4,535)	$—	$194,357	Floating	4.5%	4.8%	3.0
Unsecured term loans	600,000	(1,142)	—	598,858	Floating	4.6%	4.0%	1.5
Secured credit facilities	582,535	(1,525)	12,157	593,167	Fixed	4.2%	4.4%	2.9
Mortgages	739,596	(2,741)	9,693	746,548	Fixed	3.9%	4.0%	3.3
Unsecured notes	150,000	(1,455)	—	148,545	Fixed	5.4%	5.6%	7.3
Total Consolidated Debt	$2,271,023	$(11,398)	$21,850	$2,281,475		4.3%	4.3%	3.0

(1)	The unsecured revolver total capacity was $750,000, of which $198,892 was drawn as of December 31, 2025.
(2)	Represents the weighted average of the contractual interest rates in effect as of year-end December 31, 2025, without regard to any interest rate swaps or collars.
(3)

Represents the total weighted average effective interest rate for the three months ended  December 31, 2025, including the impact of interest rate swaps and collars, the amortization of hedging costs, and deferred financing costs, but excluding the impact of loan premium amortization, discount accretion, and interest capitalization.

As of  September 30, 2026, we were in compliance with all financial covenants contained in our consolidated indebtedness.

Independence Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
September 30, 2026
(Unaudited and dollars in thousands, except share and per share data)

NOTE 6: Derivative Financial Instruments

The following table summarizes the aggregate notional amounts and estimated net fair values of our derivative instruments as of  September 30, 2026 and  December 31, 2025:

	As of September 30, 2026			As of December 31, 2025
	Notional	Fair Value of Assets	Fair Value of Liabilities	Notional	Fair Value of Assets	Fair Value of Liabilities
Cash flow hedges:
Interest rate swaps	$500,000	$18,632	$—	$600,000	$6,006	$346
Interest rate collars	200,000	5,132	—	200,000	3,344	—
Forward interest rate swap	—	—	—	150,000	490	—
Total	$700,000	$23,764	$—	$950,000	$9,840	$346

Effective interest rate swaps and collars are reported in accumulated other comprehensive income, and the fair value of these hedge agreements is recorded as derivative assets or liabilities on the face of our condensed consolidated balance sheets.

For our interest rate swaps and collars that are considered highly effective hedges, we reclassified realized gains of $1,718 and $5,825 to earnings within interest expense for the three and nine months ended September 30, 2026, respectively, and we expect gains of $9,693 to be reclassified out of accumulated other comprehensive income to earnings over the next 12 months. For the three and nine months ended September 30, 2025, we reclassified realized gains of $3,484 and $10,195, respectively, to earnings within interest expense.

NOTE 7: Stockholders' Equity and Noncontrolling Interests

Stockholders’ Equity

On  September 8, 2026, our board of directors declared a dividend of $0.18 per share on our common stock, which was paid on  October 23, 2026 to common stockholders of record as of  September 30, 2026.

On  May 13, 2026, our board of directors declared a dividend of $0.18 per share on our common stock, which represented a 5.9% increase over the prior quarterly rate of $0.17 per share. The second quarter dividend was paid on  July 17, 2026 to common stockholders of record as of  June 26, 2026.

On  March 9, 2026, our board of directors declared a dividend of $0.17 per share on our common stock, which was paid on  April 17, 2026 to common stockholders of record as of  March 27, 2026.

Independence Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
September 30, 2026
(Unaudited and dollars in thousands, except share and per share data)

ATM Program

On July 28, 2023, we entered into an equity distribution agreement pursuant to which we were permitted from time to time to offer and sell shares of our common stock under our prior shelf registration statement having an aggregate offering price of up to $450,000 (the “Previous ATM Program”) in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”). Under the Previous ATM Program, we were also permitted to enter into one or more forward sale transactions for the sale of shares of our common stock on a forward basis. There were no forward sale transactions and no shares of our common stock were sold under the Previous ATM Program during 2026 through its termination on June 12, 2026. There was $107,617 in shares of our common stock sold under the Previous ATM Program prior to its termination.

Stock Repurchase Program

On May 18, 2022, our board of directors authorized a common stock repurchase program (the "Stock Repurchase Program") covering up to $250,000 in shares of our common stock. Under the Stock Repurchase Program, we, in our discretion, may purchase our shares from time to time in the open market or in privately negotiated transactions. The amount and timing of the purchases will depend on a number of factors, including the price and availability of our shares, trading volumes and general market conditions. The Stock Repurchase Program has no time limit and may be suspended or discontinued at any time. During the nine months ended September 30, 2026, we repurchased and retired 1,839,460 shares of common stock under our Stock Repurchase Program at a weighted average price of $16.24 per share at a total cost of $29,937. No shares were repurchased under our Stock Repurchase Program during the three months ended  September 30, 2026. No shares were repurchased under our Stock Repurchase Program during the three and nine months ended September 30, 2025. As of  September 30, 2026, $190,087 in shares of our common stock remained authorized for repurchase under our Stock Repurchase Program.

Noncontrolling Interest

During the nine months ended September 30, 2026, no holders of IROP Common Units exchanged units for shares of our common stock. As of  September 30, 2026, 5,941,643 IROP Common Units held by unaffiliated third parties remain outstanding.

On  September 8, 2026, our board of directors declared a dividend of $0.18 per IROP Common Unit, which was paid on  October 23, 2026 to holders of IROP Common Units of record as of  September 30, 2026.

On  May 13, 2026, our board of directors declared a dividend of $0.18 per IROP Common Unit, which was paid on  July 17, 2026 to holders of IROP Common Units of record as of  June 26, 2026.

On  March 9, 2026, our board of directors declared a dividend of $0.17 per IROP Common Unit, which was paid on  April 17, 2026 to holders of IROP Common Units of record as of  March 27, 2026.

Independence Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
September 30, 2026
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

	2026
	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Balance, January 1,	539,069	$17.94
Granted	377,516	16.23
Vested	(289,628)	17.59
Forfeited	(66,475)	16.82
Balance, September 30, (1)	560,482	$17.11

(1)	The outstanding award balances above include 154,817 and 156,732 RSUs as of September 30, 2026 and December 31, 2025, respectively.

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

During the nine months ended September 30, 2026 and 2025, a portion of the RSUs and PSUs granted were issued to employees who are retirement eligible. The fact that the grantees are retirement eligible resulted in immediate recognition of the associated stock-based compensation expense totaling $2,437 and $2,826, respectively.

Independence Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
September 30, 2026
(Unaudited and dollars in thousands, except share and per share data)

NOTE 9: Earnings Per Share

The following table presents a reconciliation of basic and diluted earnings per share for the three and nine months ended September 30, 2026 and 2025:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net income	$25,719	$6,995	$29,012	$23,693
Income allocated to noncontrolling interest	(573)	(102)	(541)	(401)
Income allocable to common shares	$25,146	$6,893	$28,471	$23,292
Weighted-average shares outstanding—Basic	235,423,510	233,634,546	235,748,513	232,628,917
Weighted-average shares outstanding—Diluted	236,113,360	234,283,170	236,525,152	233,403,810
Earnings per share—Basic	$0.11	$0.03	$0.12	$0.10
Earnings per share—Diluted	$0.11	$0.03	$0.12	$0.10

Certain IROP Common Units and RSUs were excluded from the earnings per share computation because their effect would have been anti-dilutive, totaling 5,955,517 and 5,958,506 for the three and nine months ended September 30, 2026. Certain IROP Common Units and shares deliverable under the forward sale agreements pursuant to the Previous ATM Program were excluded from the earnings per share computation because their effect would have been anti-dilutive, totaling 8,923,243 and 8,923,243 for the three and nine months ended September 30, 2025, respectively.

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

GAAP guidance requires that segment disclosures present the measures used by the Chief Operating Decision Maker (“CODM”) to decide how to allocate resources and for purposes of assessing segment performance. The CODM uses net operating income (“NOI”) as the primary financial measure to evaluate operating results of our multifamily properties, including analyses compared to prior periods and budgeted operating results. NOI is defined as total property revenues less total property operating expenses, excluding interest expenses, depreciation and amortization, casualty related costs and gains, property management expenses, general and administrative expense, net gains on sale of assets and merger and integration costs.

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
September 30, 2026
(Unaudited and dollars in thousands, except share and per share data)

The following table details NOI for our two reportable segments for the three and nine months ended September 30, 2026 and 2025, and reconciles NOI to Net income on the condensed consolidated statements of operations. The segments are classified as same-store or non same-store based on the individual property’s status as of  September 30, 2026.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue:
Same-store (1) rental and other property revenue	$161,319	$158,216	$474,490	$467,832
Non same-store (1) rental and other property revenue	10,638	8,672	29,806	21,852
Total reportable segments revenue	171,957	166,888	504,296	489,684
Other income	152	250	376	885
Total consolidated revenue	172,109	167,138	504,672	490,569
Operating Expenses:
Same-store
Real estate taxes	17,830	17,308	56,023	55,377
Property insurance	2,714	3,264	9,003	10,712
Personnel expenses	13,210	13,432	38,872	37,756
Utilities	8,280	8,027	24,110	23,221
Repairs and maintenance	5,732	5,591	15,790	15,758
Contract services	6,961	6,078	19,700	18,007
Advertising expenses	2,961	2,571	7,422	7,190
Other property operating expenses (2)	1,682	1,634	4,930	4,948
Total same-store operating expenses	59,370	57,905	175,850	172,969
Non same-store
Total non same-store operating expenses	4,970	3,794	13,989	8,928
Total reportable segments operating expenses	64,340	61,699	189,839	181,897
Net Operating Income:
Same-store NOI	101,949	100,311	298,640	294,863
Non same-store NOI	5,668	4,878	15,817	12,924
Total reportable segments NOI	107,617	105,189	314,457	307,787
Adjustments:
Other revenue	152	250	376	885
Property management expenses	(7,662)	(7,891)	(23,830)	(23,433)
General and administrative expenses	(4,983)	(4,905)	(19,181)	(19,293)
Depreciation and amortization	(65,874)	(61,735)	(195,367)	(180,256)
Casualty losses, net	(498)	(419)	(22)	(559)
Interest expense	(22,723)	(20,455)	(65,037)	(58,575)
Gain on sale (loss on impairment) of real estate assets, net	26,474	(12,841)	26,474	(11,344)
Loss on extinguishment of debt	—	—	—	(67)
Other loss	(29)	(12)	(220)	(115)
(Loss) income from investments in unconsolidated real estate entities	(555)	9,814	(2,438)	8,663
Merger and integration costs	(6,200)	—	(6,200)	—
Net income	$25,719	$6,995	$29,012	$23,693

(1)	Same-store portfolio consists of 109 properties, which represent 31,735 units. Non same-store portfolio consists of 6 properties, which represent 1,663 units.
(2)	Other property operating expenses includes property office, administrative and legal costs.

Independence Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
September 30, 2026
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

Starting around November 2022, putative class action representatives began filing complaints in various United States District Courts across the country naming as defendants RealPage, Inc. (“RealPage”), a seller of revenue management products, and approximately 50 defendants who own and/or manage multifamily residential rental housing, alleging that the defendants conspired to fix, raise, maintain, and stabilize rent prices in violation of Section 1 of the Sherman Act. Some of the complaints, including one filed on November 14, 2022, in the U.S. District Court for the Northern District of Illinois, named us as one of the defendants, and others did not. The actions were consolidated for pretrial proceedings in the Middle District of Tennessee. Fact discovery has ended in the litigation, and the Court will be hearing and deciding motions concerning expert testimony and class certification early next year.  We have recorded a loss contingency representing our estimate of the probable loss. We deny all allegations of wrongdoing, and we intend to continue to defend against these claims vigorously.

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

The loss contingencies are presented in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets. When we expect the losses to be covered by insurance, the related insurance recovery receivables are presented in other assets in the accompanying condensed consolidated balance sheets.

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

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act. Such forward-looking statements include, but are not limited to, statements regarding the proposed Mergers with CSR, including the expected timing of closing of the Mergers, the anticipated benefits of the Mergers, the merger-related costs we expect to incur and the expected ownership of the combined company, our expectations with respect to the timing and terms of sales, if any, with respect to the one property which is classified as held for sale as of September 30, 2026, our expectations with respect to projects scheduled to start in 2027, our expectations with respect to future acquisitions and dispositions and the completion of our joint venture development projects and our expectations regarding any future ATM program. All statements in this Quarterly Report on Form 10-Q that address financial and operating performance, events or developments that we expect or anticipate will occur or be achieved in the future are forward-looking statements.

Our forward-looking statements are not guarantees of future performance and involve estimates, projections, forecasts and assumptions, including as to matters that are not within our control, and are subject to risks and uncertainties including, without limitation, risks and uncertainties related to IRT’s and CSR’s ability to complete the Mergers on the proposed terms or on the anticipated timeline, or at all, including risks and uncertainties related to securing the necessary stockholder and shareholder approvals and satisfaction of other closing conditions to consummate the Mergers, the occurrence of any event, change or other circumstances that could give rise to the right of one or both of the parties to terminate the Merger Agreement, delays in completing the Mergers, the possibility that the anticipated benefits of the Mergers are not realized when expected or at all, including as a result of the impact of, or problems arising from, the integration of the two companies or as a result of the strength of the economy and competitive factors in the areas where CSR and IRT do business, the possibility that the Mergers may be more expensive to complete than anticipated, including as a result of unexpected factors or events, the ability of CSR and IRT to meet expectations regarding the timing, completion and accounting and tax treatment of the Mergers, potential adverse reactions or changes to business, customer or employee relationships, including those resulting from the announcement or completion of the Mergers, the loss of key personnel and the diversion of management’s attention, restrictions under the Merger Agreement on the conduct of our business, including the payment of dividends, pending completion of the Mergers, litigation relating to the Mergers, the ability to complete the Mergers and integration of CSR and IRT successfully, the increase in our indebtedness and the availability of financing on anticipated terms in connection with the Mergers, limitations under tax protection agreements we expect to assume in the Mergers, unknown liabilities of CSR and potential impairment charges following the Mergers, the dilution caused by IRT’s issuance of additional shares of its capital stock in connection with the Mergers, our ability to continue to pay dividends at current rates following the Mergers, changes in market demand for rental apartment homes and pricing pressures, including from competitors, that could lead to declines in occupancy and rent levels, uncertainty and volatility in capital and credit markets, including changes that reduce availability, and increase costs, of capital, unexpected changes in our intention or ability to repay certain debt prior to maturity, increased costs on account of inflation, increased competition in the labor market, delays in the completion of, and failure to achieve anticipated benefits of, our projects with our joint venture partners, inability to sell certain assets, including those assets designated as held for sale, within the time frames or at the pricing levels expected, failure to achieve expected benefits from the redeployment of proceeds from asset sales, inability or failure to achieve anticipated benefits from future acquisitions and dispositions, delays in completing, and cost overruns incurred in connection with, our Value Add Programs and failure to achieve rent increases and occupancy levels on account of the Value Add Programs, unexpected impairments or impairments in excess of our estimates, new and/or increased regulations generally and specifically on the rental housing market, including legislation that may regulate rents and fees or delay or limit our ability to evict non-paying residents, risks endemic to real estate and the real estate industry generally, the impact of potential outbreaks of infectious diseases and measures intended to prevent the spread or address the effects thereof, deteriorating economic conditions and rising unemployment rates, energy costs, and inflation, in the markets where we own apartment communities or in which we may invest in the future, uncertain global macro-economic and political conditions, the impact of actual or threatened wars or other international conflicts, such as in Ukraine, the Middle East, and South America, including sanctions imposed by the U.S. and other countries, on inflation, trade, and general economic conditions, the effects of natural and other disasters, unknown or unexpected liabilities, including the cost of legal proceedings, costs and disruptions as the result of a cybersecurity incident or other technology disruption, including but not limited to a third party's unauthorized access to our data or the data of our residents, unexpected capital needs, inability to obtain appropriate insurance coverages at reasonable rates, or at all, or losses from catastrophes in excess of our insurance coverages, and share price fluctuations. Please refer to the documents filed by us with the SEC, including specifically the “Risk Factors” sections of our 2025 Annual Report and our other filings with the SEC, which identify additional factors that could cause actual results to differ from those contained in forward-looking statements.

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

Overview

Our Company

We are a self-administered and self-managed Maryland corporation that has elected to be taxed as a REIT. We are primarily engaged in the ownership, operation, management, improvement, and acquisition of multifamily apartment communities in non-gateway markets. As of September 30, 2026, we owned and operated 115 multifamily apartment properties (including one owned through a consolidated joint venture) that contain an aggregate of 33,398 units. Our properties are located in Alabama, Colorado, Florida, Georgia, Indiana, Kentucky, North Carolina, Ohio, Oklahoma, South Carolina, Tennessee and Texas. In addition, as of September 30, 2026, we owned one newly developed property in Austin, Texas that contains 378 units. As of September 30, 2026, we also owned interests in three unconsolidated joint ventures, one of which owns and operates a multifamily apartment community that contains 275 units and two of which that are developing multifamily apartment communities that will contain, upon completion, an aggregate of 642 units. We do not have any foreign operations and our business is not seasonal.

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

Consolidated Property Portfolio (1)

As of September 30, 2026, we owned and consolidated 115 multifamily apartment properties, totaling 33,398 units. Below is a summary of our consolidated property portfolio by market.

(Dollars in thousands, except per unit data)	As of September 30, 2026				For the Three Months Ended September 30, 2026
Market	Number of Properties	Units	Gross Real Estate Assets	Period End Occupancy	Average Effective Monthly Rent per Unit	Net Operating Income	% of NOI
Atlanta, GA	13	5,180	$1,157,193	94.1%	$1,595	$16,029	15.0%
Dallas, TX	14	4,007	913,580	95.0%	1,804	14,162	13.3%
Columbus, OH	11	2,650	418,412	94.8%	1,590	8,227	7.7%
Indianapolis, IN	8	2,259	370,099	95.0%	1,507	7,044	6.6%
Denver, CO (2)(3)	8	2,018	626,877	95.0%	1,764	6,757	6.3%
Tampa-St. Petersburg, FL	6	1,791	399,341	95.9%	1,903	6,625	6.2%
Oklahoma City, OK	8	2,147	356,121	96.0%	1,298	5,848	5.5%
Nashville, TN	5	1,508	382,902	95.6%	1,630	5,360	5.0%
Raleigh - Durham, NC	6	1,690	263,859	94.6%	1,548	5,148	4.8%
Orlando, FL	4	1,260	285,126	94.0%	1,825	4,004	3.7%
Charlotte, NC	4	1,014	263,981	95.6%	1,662	3,448	3.2%
Houston, TX	5	1,308	220,837	95.3%	1,464	3,427	3.2%
Lexington, KY	3	886	172,211	94.8%	1,582	3,235	3.0%
Huntsville, AL	4	1,051	245,130	94.4%	1,401	3,116	2.9%
Memphis, TN	3	883	124,991	92.7%	1,546	2,920	2.7%
Louisville, KY	3	794	99,289	96.3%	1,386	2,304	2.2%
Cincinnati, OH	2	542	129,279	96.7%	1,764	2,013	1.9%
Greenville, SC	1	702	128,748	96.0%	1,299	1,808	1.7%
Charleston, SC	2	518	87,776	94.2%	1,852	1,796	1.7%
Myrtle Beach, SC - Wilmington, NC	3	628	70,552	93.3%	1,386	1,720	1.6%
Austin, TX (1)	1	256	62,410	96.1%	1,756	905	0.9%
San Antonio, TX	1	306	58,313	96.7%	1,451	881	0.9%
Total/Weighted Average	115	33,398	$6,837,027	94.9%	$1,610	$106,777	100.0%

(1)	Excludes our development properties. See Non-GAAP financial measures for the definition of a development property.
(2)	Includes properties in our Fort Collins, CO and Colorado Springs, CO markets.
(3)	Includes one property that was held for sale as of September 30, 2026.

Current Developments

Pending Merger

On September 8, 2026, we, IROP and Islanders OP Sub, LLC, a wholly-owned subsidiary of IROP (“IROP Merger Sub”), entered into an agreement and plan of merger with Centerspace (“CSR”), and its operating partnership, Centerspace, LP (“CSR OP”). On September 22, 2026, Islanders Sub, LLC, a wholly-owned subsidiary of IRT (“IRT Merger Sub”), was added as a party by joinder, and the parties entered into an amendment to the agreement and plan of merger pursuant to which IRT elected to implement an alternative structure with respect to the Company Merger (as defined below) (as amended, the “Merger Agreement”).

 On the terms, and subject to the conditions of, the Merger Agreement, CSR will merge with and into IRT Merger Sub  (the “Company Merger”), with IRT Merger Sub surviving the Company Merger; and immediately thereafter, IROP Merger Sub will merge with and into CSR OP (the “Partnership Merger” and, together with the Company Merger, the “Mergers”), with CSR OP surviving the Partnership Merger.

In the Company Merger, each outstanding share of CSR common stock will be converted into 3.800 (the “Exchange Ratio”) newly issued shares of IRT common stock, par value $0.01 per share (“IRT common stock”), with cash paid in lieu of any fractional shares. In the Partnership Merger, each outstanding common unit of CSR OP  will be converted into the right to receive a number of newly issued common units of IROP (each, an “IROP common unit”) equal to the Exchange Ratio, and each outstanding Series D Preferred Unit and Series E Preferred Unit of CSR OP will be converted into one Series A Preferred Unit and one Series B Preferred Unit of IROP, respectively, with each series A Preferred Unit holder and Series B Preferred Unit holder having the right to exchange them into a number of IROP common units equal to 1.37931 or 1.20482, respectively, multiplied by the Exchange Ratio.  Consummation of the Mergers is subject to customary closing conditions, including, among others, receipt of IRT stockholder approval and CSR shareholder approval. We currently expect the Mergers to close as early as the end of the fourth quarter of 2026.

 In conjunction with the Mergers, we have incurred approximately $6.2 million in merger-related transaction costs during the three and nine months ended September 30, 2026. The costs incurred to date primarily consist of advisory fees, attorney fees, accountant fees and SEC filing fees and are presented in a separate line item on the face of the condensed consolidated statements of operations. IRT will be treated as the accounting acquiror in the Mergers, which will be accounted for under the acquisition method, with any excess of the purchase price over the fair value of the net assets acquired allocated to goodwill.

Dispositions

On September 10, 2026, we sold one multifamily apartment community in Memphis, TN for a gross sale price of $55.8 million, resulting in a gain of $26.5 million.

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

On October 1, 2026, we acquired our joint venture partner's 15% membership interest for $7.5 million and assumed full operational control and 100% equity ownership of The Mustang, the property underlying the joint venture. The Mustang is a 275-unit operating community in Dallas, Texas, which was 94% occupied, with an average effective monthly rent per occupied unit of $3,071, as of September 30, 2026. We will consolidate the property into our financial results effective October 1, 2026.

As of September 30, 2026 and December 31, 2025, we had investments in unconsolidated real estate entities of $77.8 million and $98.3 million, respectively.

Investments in Real Estate Under Development

As of September 30, 2026, we had one investment in real estate under development of $59.2 million, which contains an aggregate of 378 units and is currently in lease-up. During the three months ended June 30, 2026, our previously disclosed development property in Denver, Colorado was completed and transitioned into our stabilized operating portfolio, and is included in the multifamily apartment properties.

Value Add Program

Strategically renovating communities where there is the potential for outsized rent growth (our "Value Add Program") provides us with the opportunity to improve long-term growth through targeted unit and/or common area investments. We completed renovations on 744 units during the three months ended September 30, 2026. From inception of our Value Add Program in January 2018 through September 30, 2026, we completed renovations on 13,212 of the 18,592 units currently in our Value Add Program, achieving a return on investment of 15.8% (and approximately 17.9% on the interior portion of such renovation costs). We compute return on investment by using the rent premium per unit per month, multiplied by 12, divided by the applicable renovation costs per unit and we compute the rent premium as the difference between the rental rate on the renovated unit (excluding the impact of concessions) and the market rent for a comparable unrenovated unit as of the date presented, as determined by management consistent with its customary rent-setting and evaluation procedures.

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

Stock Repurchase Program

On May 18, 2022, our board of directors authorized a common stock repurchase program (the "Stock Repurchase Program") covering up to $250.0 million in shares of our common stock. Under the Stock Repurchase Program, we, in our discretion, may purchase our shares from time to time in the open market or in privately negotiated transactions. The amount and timing of the purchases will depend on a number of factors, including the price and availability of our shares, trading volumes and general market conditions. The Stock Repurchase Program has no time limit and may be suspended or discontinued at any time. During the nine months ended September 30, 2026, we repurchased and retired 1.8 million shares of common stock under our Stock Repurchase Program at a weighted average price of $16.24 per share at a total cost of $29.9 million. No shares were repurchased under our Stock Repurchase Program during the three months ended September 30, 2026. As of September 30, 2026, $190.1 million in shares of our common stock remained authorized for repurchase under our Stock Repurchase Program.

Results of Operations

As of September 30, 2026, we owned and consolidated 115 multifamily apartment properties, of which 109 comprised the Same-Store Portfolio.

Three Months Ended September 30, 2026 compared to the Three Months Ended September 30, 2025

	SAME-STORE PORTFOLIO				NON SAME-STORE PORTFOLIO				CONSOLIDATED
(Dollars in thousands)	Three Months Ended September 30,				Three Months Ended September 30,				Three Months Ended September 30,
	2026	2025	Increase (Decrease)	% Change	2026	2025	Increase (Decrease)	% Change	2026	2025	Increase (Decrease)	% Change
Property Data:
Number of properties (1)	109	109	—	—	6	6	—	0.0%	115	115	—	0.0%
Number of units (1)	31,735	31,735	—	—	1,663	2,083	(420)	(20.2)%	33,398	33,818	(420)	(1.2)%
Average occupancy (1)	95.0%	95.4%	(0.4)%	—	93.2%	89.4%	3.8%	—	94.8%	94.9%	(0.1)%	—
Average effective monthly rent, per unit (1)	$1,605	$1,595	$10	0.6%	$1,651	$1,609	$42	2.6%	$1,610	$1,593	$17	1.1%
Revenue:
Rental and other property revenue	$161,319	$158,216	$3,103	2.0%	$10,638	$8,672	$1,966	22.7%	$171,957	$166,888	$5,069	3.0%
Expenses:
Property operating expenses	59,370	57,905	1,465	2.5%	4,970	3,794	1,176	31.0%	64,340	61,699	2,641	4.3%
Net Operating Income	$101,949	$100,311	$1,638	1.6%	$5,668	$4,878	$790	16.2%	$107,617	$105,189	$2,428	2.3%

Other Revenue:
Other revenue									$152	$250	$(98)	(39.2)%
Corporate and other expenses:
Property management expenses									7,662	7,891	(229)	(2.9)%
General and administrative expenses									4,983	4,905	78	1.6%
Depreciation and amortization expense									65,874	61,735	4,139	6.7%
Casualty losses, net									498	419	79	18.9%
Interest expense									(22,723)	(20,455)	(2,268)	11.1%
Gain on sale (loss on impairment) of real estate assets, net									26,474	(12,841)	39,315	(306.2)%
Merger and integration costs									(6,200)	—	(6,200)	100.0%
Other loss									(29)	(12)	(17)	141.7%
(Loss) income from investments in unconsolidated real estate entities									(555)	9,814	(10,369)	(105.7)%
Net income									$25,719	$6,995	$18,724	267.7%
Income allocated to noncontrolling interests									(573)	(102)	(471)	461.8%
Net income available to common shares									$25,146	$6,893	$18,253	264.8%

(1)	Excludes our development projects. See Non-GAAP Financial Measures for our definition of a development property and our methodology for determining same-store properties.

Revenue

Rental and other property revenue. Revenue from rental and other property revenue of the consolidated portfolio increased $5.1 million to $172.0 million for the three months ended September 30, 2026 from $166.9 million for the three months ended September 30, 2025. The increase was attributable to a $3.1 million, or 2.0% increase in same-store rental and other property revenue driven by higher other income from the rollout of the Wi-Fi program of $2.3 million, lower bad debt and higher average monthly rent compared to the prior year period and a $2.0 million increase in non same-store rental and other property revenue primarily driven by two newly developed properties and the acquisition of two properties since September 30, 2025 earning a full quarter of rental and other property revenue in 2026.

Expenses

Property operating expenses. Property operating expenses increased $2.6 million to $64.3 million for the three months ended September 30, 2026 from $61.7 million for the three months ended September 30, 2025. The increase was primarily driven by a $1.5 million increase in same-store operating expenses due to higher contract services, real estate taxes and advertising expenses, partially offset by lower insurance expenses. In addition, non same-store operating expenses increased $1.2 million due to the acquisition of two properties since September 30, 2025 incurring a full quarter of operating expenses in 2026.

Property management expenses. Property management expenses decreased $0.2 million to $7.7 million for the three months ended September 30, 2026 from $7.9 million for the three months ended September 30, 2025. The decrease was driven by lower legal fees and meeting and conferences costs, partially offset by higher salary and stock-based compensation.

Depreciation and amortization expense. Depreciation and amortization expense increased $4.1 million to $65.9 million for the three months ended September 30, 2026 from $61.7 million for the three months ended September 30, 2025. The increase was primarily due to our Value Add Program and properties acquired or placed in service since January 1, 2025, partially offset by our held for sale and sold properties for which depreciation ceased.

Interest expense. Interest expense increased $2.3 million to $22.7 million for the three months ended September 30, 2026, from $20.4 million for the three months ended September 30, 2025. The increase during the three months ended September 30, 2026, was primarily driven by a higher average debt balance resulting from borrowings on our lines of credit to fund our 2026 acquisitions and a mortgage assumed in connection with one of those acquisitions, and a decrease in capitalized interest associated with our real estate under development, partially offset by lower SOFR rates.

Gain on sale (loss on impairment) of real estate assets, net. During the three months ended September 30, 2026, we recorded a gain on sale of $26.5 million for the sale of one multi-family property. During the three months ended September 30, 2025, we recorded a loss on impairment of $12.8 million for one multi-family property held for sale.

Merger and integration costs. In connection with the proposed Mergers with CSR, we incurred approximately $6.2 million of merger-related transaction costs during the three months ended September 30, 2026. The merger-related costs incurred to date primarily consist of advisory fees, attorney fees, accountant fees and SEC filing fees.

(Loss) income from investments in unconsolidated real estate entities. (Loss) income from investments in unconsolidated real estate entities changed by $10.4 million to a loss of $0.6 million for the three months ended September 30, 2026 from income of $9.8 million for the three months ended September 30, 2025. The change was primarily driven by the $10.4 million gain recorded during the three months ended September 30, 2025 related to the sale by our joint venture partner of the Metropolis at Innsbrook property and higher depreciation expense from our unconsolidated real estate entities during the three months ended September 30, 2026 compared to the three months ended September 30, 2025.

Results of Operations

As of September 30, 2026, we owned and consolidated 115 multifamily apartment properties, of which 109 comprised the Same-Store Portfolio.

Nine Months Ended September 30, 2026 compared to the Nine Months Ended September 30, 2025

	SAME-STORE PORTFOLIO				NON SAME-STORE PORTFOLIO				CONSOLIDATED
(Dollars in thousands)	Nine Months Ended September 30,				Nine Months Ended September 30,				Nine Months Ended September 30,
			Increase				Increase				Increase
	2026	2025	(Decrease)	% Change	2026	2025	(Decrease)	% Change	2026	2025	(Decrease)	% Change
Property Data:
Number of properties (1)	109	109	—	—	6	6	—	0.0%	115	115	—	0.0%
Number of units (1)	31,735	31,735	—	—	1,663	2,083	(420)	(20.2)%	33,398	33,818	(420)	(1.2)%
Average occupancy (1)	95.1%	95.4%	(0.3)%	—	88.4%	91.4%	(3.0)%	—	94.8%	94.9%	(0.1)%	—
Average effective monthly rent, per unit (1)	$1,599	$1,590	$9	0.6%	$1,702	$1,601	$101	6.3%	$1,601	$1,588	$13	0.8%
Revenue:
Rental and other property revenue	$474,490	$467,832	$6,658	1.4%	$29,806	$21,852	$7,954	36.4%	$504,296	$489,684	$14,612	3.0%
Expenses:
Property operating expenses	175,850	172,969	2,881	1.7%	13,989	8,928	5,061	56.7%	189,839	181,897	7,942	4.4%
Net Operating Income	$298,640	$294,863	$3,777	1.3%	$15,817	$12,924	$2,893	22.4%	$314,457	$307,787	$6,670	2.2%
Other Revenue:
Other revenue									$376	$885	$(509)	(57.5)%
Corporate and other expenses:
Property management expenses									23,830	23,433	397	1.7%
General and administrative expenses									19,181	19,293	(112)	(0.6)%
Depreciation and amortization expense									195,367	180,256	15,111	8.4%
Casualty losses, net									22	559	(537)	(96.1)%
Interest expense									(65,037)	(58,575)	(6,462)	11.0%
Gain on sale (loss on impairment) of real estate assets, net									26,474	(11,344)	37,818	(333.4)%
Loss on extinguishment of debt									—	(67)	67	(100.0)%
Merger and integration costs									(6,200)	—	(6,200)	100.0%
Other loss									(220)	(115)	(105)	91.3%
(Loss) income from investments in unconsolidated real estate entities									(2,438)	8,663	(11,101)	(128.1)%
Net income									$29,012	$23,693	$5,319	22.4%
Income allocated to noncontrolling interests									(541)	(401)	(140)	34.9%
Net income available to common shares									$28,471	$23,292	$5,179	22.2%

(1)	Excludes our development projects. See Non-GAAP Financial Measures for our definition of a development property and our methodology for determining same-store properties.

Revenue

Rental and other property revenue. Revenue from rental and other property revenue of the consolidated portfolio increased $14.6 million to $504.3 million for the nine months ended September 30, 2026 from $489.7 million for the nine months ended September 30, 2025. The increase was attributable to a $6.6 million, or 1.4%, increase in same-store rental and other property revenue driven by higher other income from the rollout of the Wi-Fi program of $2.8 million, lower bad debt and higher average monthly rent compared to the prior year period and an $8.0 million increase in non same-store rental and other property revenue primarily driven by two newly developed properties and the acquisition of three properties in 2025 earning rental and other property revenue for the full period in 2026.

Expenses

Property operating expenses. Property operating expenses increased $7.9 million to $189.8 million for the nine months ended September 30, 2026 from $181.9 million for the nine months ended September 30, 2025. The increase was primarily driven by a $2.9 million increase in same-store operating expenses due to higher payroll costs, utilities and contract services, partially offset by lower insurance expenses. In addition, non same-store operating expenses increased $5.1 million due to two newly developed properties and the acquisition of three properties in 2025 incurring operating expenses for the full period in 2026.

Property management expenses. Property management expenses increased $0.4 million to $23.8 million for the nine months ended September 30, 2026 from $23.4 million for the nine months ended September 30, 2025. The increase was primarily driven by $0.4 million of costs associated with an expanded new hire training program that was launched in mid-2025, but operated for all of the nine months ended September 30, 2026, partially offset by lower software costs, meeting and conference costs and legal fees.

Depreciation and amortization expense. Depreciation and amortization expense increased $15.1 million to $195.4 million for the nine months ended September 30, 2026 from $180.3 million for the nine months ended September 30, 2025. The increase was primarily due to our Value Add Program and properties acquired or placed in service since January 1, 2025, partially offset by our held for sale and sold properties for which depreciation ceased.

Casualty losses, net. During the nine months ended September 30, 2026 and 2025, we incurred casualty losses, net, of less than $0.1 million and $0.6 million, respectively. The decrease was primarily due to insurance recoveries in excess of the amount of losses incurred for casualty events during the nine months ended September 30, 2026, primarily related to the settlement of several prior-period fire claims.

Interest expense. Interest expense increased $6.5 million to $65.0 million for the nine months ended September 30, 2026, from $58.5 million for the nine months ended September 30, 2025. The increase during the nine months ended September 30, 2026, was primarily driven by a higher average debt balance resulting from borrowings on our lines of credit to fund our 2026 acquisitions and a mortgage assumed in connection with one of those acquisitions, and a decrease in capitalized interest associated with our real estate under development, partially offset by lower SOFR rates.

Gain on sale (loss on impairment) of real estate assets, net. During the nine months ended September 30, 2026, we recorded a gain on sale of $26.5 million for one multi-family property. During the nine months ended September 30, 2025, we recorded an impairment loss of $12.8 million on one property held for sale, partially offset by the sale of one multi-family property at a gain of $1.5 million.

Merger and integration costs. In connection with the proposed Mergers with CSR, we incurred approximately $6.2 million of merger-related transaction costs during the nine months ended September 30, 2026. The merger-related costs incurred to date primarily consist of advisory fees, attorney fees, accountant fees and SEC filing fees.

(Loss) income from investments in unconsolidated real estate entities. (Loss) income from investments in unconsolidated real estate entities changed by $11.1 million to a loss of $2.4 million for the nine months ended September 30, 2026 from income of $8.7 million for the nine months ended September 30, 2025. The change was primarily driven by the $10.4 million gain recorded during the nine months ended September 30, 2025 related to the sale by our joint venture partner of the Metropolis at Innsbrook property and higher depreciation expense from our unconsolidated real estate entities during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025.

    Non-GAAP Financial Measures

Funds from Operations (FFO) and Core Funds from Operations (CFFO)

We believe that funds from operations (“FFO”) and Core FFO (“CFFO”), each of which is a non-GAAP financial measure, are additional appropriate measures of the operating performance of a REIT and us in particular. We compute FFO in accordance with the standards established by the National Association of Real Estate Investment Trusts (“NAREIT”), as net income or loss allocated to common shares (computed in accordance with GAAP), excluding real estate-related depreciation and amortization expense, loss on impairment (gain on sale) of real estate and unconsolidated real estate entities, and the cumulative effect of changes in accounting principles. While our calculation of FFO is in accordance with NAREIT’s definition, it may differ from the methodology for calculating FFO utilized by other REITs and, accordingly, may not be comparable to FFO computations of such other REITs.

CFFO is a computation made by analysts and investors to measure a real estate company’s operating performance by removing the effect of items that do not reflect ongoing property operations, including depreciation and amortization of other items not included in FFO, and other non-cash, non-operating gains or losses or non-recurring items related to items such as merger and integration costs, which are cash costs that we do not consider indicative of our ongoing operations, casualty (gains) losses, loan premium accretion and discount amortization and debt extinguishment costs from the determination of FFO.

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

Set forth below is a reconciliation of net income to FFO and CFFO for the three and nine months ended September 30, 2026 and 2025 (in thousands, except share and per share information):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2026		2025		2026		2025
	Amount	Per Share(1)	Amount	Per Share(2)	Amount	Per Share(1)	Amount	Per Share(2)
Net income	$25,719	$0.11	$6,995	$0.03	$29,012	$0.12	$23,693	$0.10
Adjustments:
Real estate depreciation and amortization	65,300	0.27	61,282	0.26	193,733	0.80	178,964	0.75
Our share of real estate depreciation and amortization from investments in unconsolidated real estate entities	886	—	375	—	2,593	0.01	1,289	0.01
(Gain on sale) loss on impairment of real estate assets, net, excluding prepayment gains	(26,474)	(0.11)	12,841	0.05	(26,474)	(0.11)	12,914	0.05
Gain on sale of real estate associated with unconsolidated real estate entities	—	—	(10,389)	(0.04)	—	—	(10,389)	(0.04)
FFO	$65,431	$0.27	$71,104	$0.30	$198,864	$0.82	$206,471	$0.87

FFO	$65,431	$0.27	$71,104	$0.30	$198,864	$0.82	$206,471	$0.87
Adjustments:
Other depreciation and amortization	574	—	453	—	1,634	0.01	1,292	0.01
Casualty losses, net	498	—	419	—	22	—	559	—
Loan (premium accretion) discount amortization, net	(2,018)	(0.01)	(2,001)	(0.01)	(6,055)	(0.03)	(6,015)	(0.03)
Prepayment (gains) losses on asset dispositions	—	—	—	—	—	—	(1,570)	(0.01)
Loss on extinguishment of debt	—	—	—	—	—	—	67	—
Other loss	29	—	12	—	220	—	115	—
Merger and integration costs	6,200	0.03	—	—	6,200	0.03	—	—
CFFO	$70,714	$0.29	$69,987	$0.29	$200,885	$0.83	$200,919	$0.84

(1)	Based on 241,365,153 and 241,690,156 weighted-average shares and units outstanding for the three and nine months ended September 30, 2026.

(2)	Based on 239,576,189 and 238,570,560 weighted-average shares and units outstanding for the three and nine months ended September 30, 2025.

Same-Store Portfolio Net Operating Income

We believe that Net Operating Income (“NOI”), a non-GAAP financial measure, is a useful supplemental measure of our operating performance. We define NOI as total property revenues less total property operating expenses, excluding interest expenses, depreciation and amortization, casualty related costs and gains, merger and integration costs, property management expenses, general and administrative expense and net gains on sale of assets. Other REITs may use different methodologies for calculating NOI, and accordingly, our NOI may not be comparable to other REITs. We believe that this measure provides an operating perspective not immediately apparent from GAAP operating income or net income insofar as the measure reflects only operating income and expense at the property level. We use NOI to evaluate our performance on a same-store and non same-store basis because NOI measures the core operations of property performance by excluding corporate level expenses, financing expenses, and other items not related to property operating performance and captures trends in rental housing and property operating expenses. However, NOI should only be used as a supplemental measure of our financial performance and should not be considered as an alternative to net income or any other GAAP measure.

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

Set forth below is a reconciliation of GAAP net income to Same-Store Portfolio NOI for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	% change	2026	2025	% change
Net income	$25,719	$6,995	267.7%	$29,012	$23,693	22.4%
Other revenue	(152)	(250)	(39.2)%	(376)	(885)	(57.5)%
Property management expenses	7,662	7,891	(2.9)%	23,830	23,433	1.7%
General and administrative expenses	4,983	4,905	1.6%	19,181	19,293	(0.6)%
Depreciation and amortization expense	65,874	61,735	6.7%	195,367	180,256	8.4%
Casualty losses, net	498	419	18.9%	22	559	(96.1)%
Interest expense	22,723	20,455	11.1%	65,037	58,575	11.0%
(Gain on sale) loss on impairment of real estate assets, net	(26,474)	12,841	(306.2)%	(26,474)	11,344	(333.4)%
Loss on extinguishment of debt	—	—	0.0%	—	67	(100.0)%
Other loss	29	12	141.7%	220	115	91.3%
Loss (income) from investments in unconsolidated real estate entities	555	(9,814)	(105.7)%	2,438	(8,663)	(128.1)%
Merger and integration costs	6,200	—	100.0%	6,200	—	100.0%
NOI	107,617	105,189	2.3%	314,457	307,787	2.2%
Less: Non same-store portfolio NOI	5,668	4,878	16.2%	15,817	12,924	22.4%
Same-store portfolio (a) NOI	$101,949	$100,311	1.6%	$298,640	$294,863	1.3%

(a)	Same-Store Portfolio for the three and nine months ended September 30, 2026 and 2025 included 109 properties containing 31,735 units.

Set forth below is Same-Store Portfolio (a) NOI for the three and nine months ended September 30, 2026 and 2025 (in thousands, except per unit data):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	% change	2026	2025	% change
Revenue:
Rental and other property revenue	$161,319	$158,216	2.0%	$474,490	$467,832	1.4%
Property Operating Expenses
Real estate taxes	17,830	17,308	3.0%	56,023	55,377	1.2%
Property insurance	2,714	3,264	(16.9)%	9,003	10,712	(16.0)%
Personnel expenses	13,210	13,432	(1.7)%	38,872	37,756	3.0%
Utilities	8,280	8,027	3.2%	24,110	23,221	3.8%
Repairs and maintenance	5,732	5,591	2.5%	15,790	15,758	0.2%
Contract services	6,961	6,078	14.5%	19,700	18,007	9.4%
Advertising expenses	2,961	2,571	15.2%	7,422	7,190	3.2%
Other expenses	1,682	1,634	2.9%	4,930	4,948	(0.4)%
Total property operating expenses	59,370	57,905	2.5%	175,850	172,969	1.7%
Same-store portfolio NOI	$101,949	$100,311	1.6%	$298,640	$294,863	1.3%
Same-store portfolio NOI Margin	63.2%	63.4%	(0.2)%	62.9%	63.0%	(0.1)%
Average Occupancy	95.0%	95.4%	(0.4)%	95.1%	95.4%	(0.3)%
Average effective monthly rent, per unit	$1,605	$1,595	0.6%	$1,599	$1,590	0.6%

(a)	Same-Store Portfolio for the three and nine months ended September 30, 2026 and 2025 included 109 properties containing 31,735 units.

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

We intend to meet our liquidity requirements primarily through a combination of one or more of the following:

•	the use of our cash and cash equivalents of $15.9 million as of September 30, 2026;

•	existing and future unsecured financing, including advances under our unsecured revolver, and financing secured directly or indirectly by the apartment properties in our portfolio;

•	cash generated from operating activities;

•	net cash proceeds from property sales, including sales undertaken as part of our capital recycling strategy and other sales; and

•	proceeds from the sales of our common stock and other equity securities, including common stock that may be sold under any future ATM program we intend to put in place.

Cash Flows

As of September 30, 2026 and 2025, we maintained cash and cash equivalents, and restricted cash of approximately $43.3 million and $50.9 million, respectively. Our cash and cash equivalents were generated from the following activities (dollars in thousands):

	For the Nine Months Ended September 30,
	2026	2025
Cash flow provided by operating activities	$217,426	$221,959
Cash flow used in investing activities	(112,624)	(152,975)
Cash flow used in financing activities	(109,118)	(61,507)
Net change in cash and cash equivalents, and restricted cash	(4,316)	7,477
Cash and cash equivalents, and restricted cash, beginning of period	47,622	43,452
Cash and cash equivalents, and restricted cash, end of the period	$43,306	$50,929

Our cash inflows from operating activities during the nine months ended September 30, 2026 and 2025 were primarily driven by ongoing operations of our properties. The $4.5 million decrease in cash inflows from operating activities during the nine months ended September 30, 2026 was primarily driven by $9.2 million in timing of real estate tax payments and $2.2 million in prepaid rents.

Our cash outflows from investing activities during the nine months ended September 30, 2026 were primarily due to the acquisition of one multifamily property in the amount of $29.4 million, $107.6 million of capital expenditures, $25.2 million of investments in unconsolidated real estate entities and $5.6 million of investments in real estate under development, partially offset by $54.4 million of proceeds from the disposition of one property. Our cash outflows from investing activities during the nine months ended September 30, 2025 were primarily due to the acquisition of three multifamily properties in the amount of $152.7 million, $101.4 million of capital expenditures, $24.4 million of investments in unconsolidated real estate entities and $16.3 million of investments in real estate under development, partially offset by $109.2 million of proceeds from the disposition of one property, $31.1 million of proceeds from the return of investment in unconsolidated real estate entities and $1.5 million of proceeds from insurance claims.

Our cash outflows from financing activities during the nine months ended September 30, 2026 were primarily due to $165.7 million of mortgage principal repayments and payoffs, the payment of dividends on our common stock and noncontrolling interests of $126.1 million and repurchases of common stock under the Stock Repurchase Program in an aggregate amount of $29.9 million, partially offset by $218.6 million of net proceeds from our unsecured revolver and term loan. Our cash outflows from financing activities during the nine months ended September 30, 2025 were primarily due to mortgage principal repayments of $97.4 million, payment of dividends on our common stock and noncontrolling interests of $116.7 million and payments for deferred financing costs of $6.2 million, partially offset by the $150.7 million issuance of common stock from our forward equity transactions.

Contractual Obligations

Our 2025 Annual Report includes a table of contractual obligations. There were no material changes to these obligations since the filing of our 2025 Annual Report.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements during the nine months ended September 30, 2026 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our interests.

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

Item 3.         Quantitative and Qualitative Disclosure About Market Risk.

Our 2025 Annual Report contains a discussion of qualitative and quantitative market risks. There have been no material changes in quantitative and qualitative market risks during the nine months ended September 30, 2026 from the disclosures included in our 2025 Annual Report.

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

Effective as of September 30, 2026, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation referred to above during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Starting around November 2022, putative class action representatives began filing complaints in various United States District Courts across the country naming as defendants RealPage, Inc. (“RealPage”), a seller of revenue management products, and approximately 50 defendants who own and/or manage multifamily residential rental housing, alleging that the defendants conspired to fix, raise, maintain, and stabilize rent prices in violation of Section 1 of the Sherman Act. Some of the complaints, including one filed on November 14, 2022, in the U.S. District Court for the Northern District of Illinois, named us as one of the defendants, and others did not. The actions were consolidated for pretrial proceedings in the Middle District of Tennessee. Fact discovery has ended in the litigation, and the Court will be hearing and deciding motions concerning expert testimony and class certification early next year.  We have recorded a loss contingency representing our estimate of the probable loss. We deny all allegations of wrongdoing, and we intend to continue to defend against these claims vigorously.

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

Item 1A.         Risk Factors.

Except as set forth below, there have not been any material changes from the risk factors disclosed in Part I, Item 1A of our 2025 Annual Report.

Risks Relating to the Mergers

The Mergers may not be consummated on the terms or timeline currently contemplated, or at all. Consummation of the Mergers is subject to many conditions and if these conditions are not satisfied or waived, the Mergers will not be consummated, which could adversely affect the business of IRT and, in certain circumstances, result in IRT being required to pay a termination fee to CSR.

Consummation of the Mergers is subject to certain conditions, including: (1) the receipt of required approvals from IRT’s stockholders and from CSR’s shareholders; (2) approval for listing on the New York Stock Exchange (the “NYSE”), subject to official notice of issuance, of the shares of IRT Common Stock to be issued in the Mergers, including shares of IRT Common Stock issuable upon conversion of IROP Common Units, IROP Series A Preferred Units and IROP Series B Preferred Units issued in the Partnership Merger; (3) the absence of a court order or other legal restraint preventing the consummation of the Mergers; (4) accuracy of each party’s representations and warranties, subject in most cases to materiality or material adverse effect qualifications; (5) material compliance with each party’s covenants; (6) receipt by CSR of an opinion to the effect that the Company Merger will qualify as a “reorganization” within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended (the “Code”); (7) receipt by IRT of an opinion of counsel to CSR that CSR qualifies as a REIT under the Code, and receipt by CSR of an opinion of counsel to IRT that IRT qualifies as a REIT under the Code; and (8) the absence of any continuing material adverse effect on CSR or IRT since the date of the Merger Agreement.

IRT cannot provide assurance that the conditions to consummation of the Mergers will be satisfied or waived, and accordingly, that the Mergers will be consummated on the terms or timeline that the parties anticipate, or at all. IRT or CSR may terminate the Merger Agreement under certain circumstances, including, among other reasons, if the Mergers are not consummated on or before June 30, 2027.

Failure to consummate the Mergers may adversely affect IRT’s results of operations, financial condition and business prospects for many reasons, including, among others:

•	IRT may experience negative reactions from the financial markets, including negative impacts on the market price of IRT Common Stock;
•

IRT will have incurred substantial costs relating to the Mergers, such as legal, accounting, financial advisor, filing, printing and mailing fees and integration costs that have already been incurred or will continue to be incurred until consummation of the Mergers, which could adversely affect IRT’s financial conditions, results of operations and ability to make distributions to its stockholders and to pay the principal of and interest on its outstanding indebtedness;

•

the Mergers, whether or not they close, will divert the attention of the management of IRT instead of enabling them to more fully pursue other opportunities that could be beneficial to IRT, without realizing any of the benefits of having consummated the Mergers or the other transactions contemplated by the Merger Agreement;

•	IRT may experience negative reactions from employees; and
•	any reputational harm due to the adverse perception of any failure to successfully consummate the Mergers.
•	Upon a termination of the Merger Agreement, under certain circumstances specified therein, IRT may be required to pay CSR a termination fee of $60.0 million.

The Exchange Ratio will not be adjusted in the event of any change in the price of IRT Common Stock or in the relative values of IRT and CSR.

At the Company Merger Effective Time, each issued and outstanding share of CSR Common Stock (other than certain shares set forth in the Merger Agreement) will be automatically converted into the right to receive newly issued shares of IRT Common Stock equal to the Exchange Ratio, with cash paid in lieu of fractional shares. At the Partnership Merger Effective Time, each issued and outstanding common unit of CSR OP will be automatically converted into the right to receive a number of IROP Common Units equal to the Exchange Ratio, rounded up to the nearest whole unit (for each holder of common units of CSR OP, after aggregation of all fractional IROP Common Units otherwise to be received by such holder). The Exchange Ratio will not be adjusted for changes in the market price of IRT Common Stock or in the relative values of IRT and CSR. It may be adjusted for stock splits, reverse stock splits, combinations, subdivisions or reclassifications of IRT Common Stock and CSR Common Stock and for cash dividends or other cash distributions reasonably determined in good faith to be necessary to maintain IRT’s or CSR’s qualification as a REIT or to avoid the incurrence of income or excise taxes (“REIT Dividends”) declared before the closing date of the Mergers, as provided in the Merger Agreement. The price of IRT Common Stock at the closing of the Mergers may vary from its price on September 8, 2026, the date the Original Merger Agreement was executed. Changes in the price of IRT Common Stock prior to consummation of the Mergers will affect the market value of the merger consideration, which may be more or less than the fair value of CSR’s net assets on the closing date of the Mergers. Changes in IRT Common Stock price may result from a variety of factors (many of which are beyond the control of IRT), including the following factors:

•	changes in IRT’s business, operations, assets, liabilities or prospects;
•	changes in market assessments of the business, operations, financial position and prospects of IRT and CSR;
•	market assessments of the likelihood that the Mergers will be consummated;
•	interest rates, general market and economic conditions and other factors generally affecting the price of IRT Common Stock;
•	federal, state and local legislation, governmental regulation and legal developments in the businesses in which IRT operates; and
•	other factors beyond the control of IRT or CSR, including those described under this heading “Risk Factors.”

The pendency of the Mergers could adversely affect the business and operations of IRT and CSR.

In connection with the pending Mergers, current and prospective employees of IRT and CSR may experience uncertainty about their future roles with IRT following the Mergers, which may materially adversely affect the ability of each of IRT and CSR to attract and retain key personnel during the pendency of the Mergers. If IRT is unable to retain personnel who are critical to the future operations of the companies, IRT could face disruptions in its operations, loss of existing residents, loss of key information, expertise or know-how and unanticipated additional recruitment and training costs. In addition, the loss of key IRT and CSR personnel could diminish the anticipated benefits of the Mergers. No assurance can be given that the combined company will be able to retain or attract employees to the same extent that IRT and CSR have previously been able to retain or attract their own employees. In addition, due to operating covenants in the Merger Agreement, IRT may be unable (without the other party’s prior written consent), during the pendency of the Mergers, to pursue strategic transactions, undertake significant capital projects, undertake certain significant financing transactions and otherwise pursue other actions, even if such actions would prove beneficial. Similarly, some current or prospective operators or vendors of each of IRT and CSR may delay or defer decisions, which could adversely affect the revenues, earnings, funds from operations, cash flows and expenses of IRT and CSR, regardless of whether the Mergers are consummated.

IRT stockholders will be diluted by the Mergers.

The Mergers will dilute the ownership position of IRT stockholders. IRT may also issue additional shares of common stock or preferred stock in the future and IROP may issue additional units of limited partnership in the future and such issuances would create further dilution. Consequently, IRT stockholders, as a general matter, will have less influence over the management and policies of IRT after consummation of the Mergers than they currently exercise.

Management’s attention may be diverted from ongoing business operations and opportunities during the pendency of the Mergers.

The Mergers may divert management’s attention from ongoing business operations and opportunities. Completion of the Mergers will require a significant amount of time and focus from the management teams of IRT, which may divert attention from day-to-day operations and the execution of other strategic initiatives. The diversion of management’s attention and any difficulties encountered in the transition and integration process could adversely affect the business, financial results and stock price of IRT.

The Mergers and related transactions are subject to approval by stockholders of both IRT and CSR.

In order for the Mergers to be consummated, CSR shareholders must approve the Company Merger, which requires the affirmative vote of the holders of at least a majority of the outstanding shares of CSR Common Stock entitled to vote on such proposal. In addition, IRT stockholders must approve the issuance of IRT Common Stock by the affirmative vote of at least a majority of the votes cast on such proposal. This approval by IRT stockholders is required under applicable NYSE rules.

The Merger Agreement contains provisions that could discourage a potential competing acquiror of CSR or could result in any competing proposal being at a lower price than it might otherwise be.

The Merger Agreement contains provisions that, subject to limited exceptions, restrict CSR from soliciting, initiating, knowingly encouraging or facilitating competing third-party proposals to effect, among other things, a merger, reorganization, share sale, share exchange, asset sale, consolidation, business combination, recapitalization, liquidation, dissolution or similar transaction involving any purchase or sale of 20% or more of the consolidated assets of CSR or 20% or more of the outstanding CSR Common Stock, and contains mirrored restrictions applicable to IRT with respect to competing proposals involving IRT. IRT generally has an opportunity to offer to modify the terms of the Merger Agreement in response to any competing acquisition proposal before the board of trustees of CSR may withdraw or modify its recommendation or terminate the Merger Agreement to enter into such a competing acquisition proposal, and CSR has a mirrored opportunity with respect to any competing proposal involving IRT (except that IRT may not terminate the Merger Agreement to accept a competing acquisition proposal). In some circumstances, on termination of the Merger Agreement, CSR may be required to pay IRT a termination fee of $45.0 million, or IRT may be required to pay CSR a termination fee of $60.0 million.

These provisions could discourage a potential competing acquiror that might have an interest in acquiring all or a significant part of CSR or IRT from considering or proposing such an acquisition, even if it were prepared to pay or offer consideration with a higher value than the value expected to be received or realized in the Mergers, or might result in a potential competing acquiror proposing to offer less consideration or less favorable terms than it might otherwise have proposed because of the added expense of the termination fee that may become payable in certain circumstances under the Merger Agreement.

An adverse outcome in any litigation or other legal proceedings relating to the Merger Agreement, or the transactions contemplated thereby, could have a material adverse impact on the businesses of IRT and CSR and their ability to consummate the transactions contemplated by the Merger Agreement.

Transactions similar to the Mergers are frequently the subject of litigation or other legal proceedings, including actions alleging that either party’s board of directors or board of trustees, as applicable, breached their respective duties by entering into a merger agreement or any other claims (contractual or otherwise) arising out of a merger or the transactions related thereto. If litigation or other legal proceedings are brought against IRT, CSR, the board of directors of IRT, the board of trustees of CSR or their respective subsidiaries in connection with the Merger Agreement, or the transactions contemplated thereby, the respective parties to the proceeding intend to defend against such actions but they might not be successful in doing so. An adverse outcome in such matters, as well as the costs and efforts of a defense even if successful, could have a material adverse effect on IRT’s or CSR’s ability to consummate the Mergers or their respective business, results of operations or financial position, including through the possible diversion of either company’s resources or distraction of key personnel.

IRT may finance a portion of the transactions contemplated by the Merger Agreement, including the refinancing of indebtedness of CSR and its subsidiaries, and pay related costs, fees and expenses, with the Merger Term Loan.

IRT may finance a portion of the transactions contemplated by the Merger Agreement, including the refinancing of indebtedness of CSR and its subsidiaries, and pay related costs, fees and expenses, with the Merger Term Loan (as defined below). To this end, IROP entered into a commitment letter, dated as of September 8, 2026 (the “Debt Commitment Letter”), with Royal Bank of Canada, pursuant to which Royal Bank of Canada committed to provide, on the terms and subject to the conditions set forth in the Debt Commitment Letter, on the closing date of the Mergers, up to $716,000,000 under a senior unsecured term loan facility (the “Merger Term Loan”). In the event the Merger Term Loan contemplated by the Debt Commitment Letter is not available on the anticipated terms, there is a risk that other financing may not be available on acceptable terms, in a timely manner or at all.

Risks Relating to IRT Following Consummation of the Mergers

IRT expects to incur substantial expenses related to the Mergers and the transactions contemplated by the Merger Agreement.

IRT expects to incur substantial expenses in consummating the Mergers and integrating the business, operations, networks, systems, technologies, policies and procedures of IRT and CSR. There are a large number of systems that must be integrated or separated in connection with the Mergers, and the other transactions contemplated by the Merger Agreement, including leasing, billing, management information, purchasing, accounting and finance, sales, payroll and benefits, fixed asset, lease administration and regulatory compliance. While IRT has assumed that a certain level of transaction and integration expenses would be incurred, there are a number of factors beyond its control that could affect the total amount or the timing of its integration expenses. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately at the present time. The expenses in connection with the Mergers and the transactions contemplated by the Merger Agreement are expected to be significant, although the aggregate amount and timing of such charges are uncertain at present.

Following consummation of the Mergers, IRT may be unable to integrate the business of CSR successfully or realize the anticipated synergies and related benefits of the Mergers and the transactions contemplated by the Merger Agreement or do so within the anticipated time frame.

The Mergers involve the combination of IRT and CSR, two companies which currently operate as independent companies. In addition, CSR recently completed a series of transactions to provide for the internalization of its previously externalized management functions. IRT will be required to devote significant management attention and resources to integrating their business practices and operations. Potential difficulties that IRT may encounter in the integration process include the following:

•

the inability to successfully combine the businesses of IRT and CSR in a manner that permits the combined company to achieve the synergies and cost savings anticipated to result from the Mergers, which would result in some anticipated benefits of the Mergers not being realized in the time frame currently anticipated or at all;

•	loss of revenue as a result of certain residents of either of IRT or CSR deciding not to do business with IRT;
•	the complexities associated with managing the combined company out of multiple locations and integrating personnel from the two companies;
•	the additional complexities of combining two companies with different histories, markets and customer bases;
•	the failure to retain key employees of either of IRT or CSR;
•	potential unknown liabilities and unforeseen increased expenses, delays or regulatory conditions associated with the Mergers and the transactions contemplated by the Merger Agreement;
•

legislative, regulatory and economic developments, including the level of new multifamily community construction and development, government regulations and competition, that may restrict or adversely impact the combined company’s business operations, including expansion of rent control, rent stabilization, eviction moratoriums or other regulations that restrict the methods and strategies of the combined company’s business; and

•

performance shortfalls at one or both of the companies as a result of the diversion of management’s attention caused by consummating the Mergers and integrating IRT’s and CSR’s operations into the combined company.

For all these reasons, it is possible that the integration process could result in the distraction of the combined company’s management, the disruption of the combined company’s ongoing business or inconsistencies in the combined company’s services, standards, controls, procedures and policies, any of which could adversely affect the ability of the combined company to maintain relationships with residents, customers, vendors, joint venture partners and employees or to achieve the anticipated benefits of the Mergers, or could otherwise adversely affect the business and financial results of the combined company. Furthermore, while it is anticipated that certain expenses will be incurred to achieve synergies, cost savings and related benefits of the Mergers, such expenses are difficult to estimate accurately, and may exceed current estimates. Accordingly, the benefits expected to be realized from the Mergers may be offset by costs incurred to, or delays in, integrating the businesses of IRT and CSR.

IRT’s level of indebtedness will increase upon consummation of the Mergers and may increase the related risks IRT now faces.

Upon consummation of the Mergers, IRT intends to assume and/or refinance certain indebtedness of CSR, CSR OP and their subsidiaries and, as a result, IRT’s consolidated indebtedness will increase and it will be subject to increased risks associated with debt financing, including an increased risk that IRT’s cash flows could be insufficient to meet required payments on its indebtedness or to continue to pay dividends on its common stock. On September 30, 2026, IRT had consolidated indebtedness of approximately $2.401 billion, net of approximately $10.941 million of unamortized deferred financing costs and $15.795 million of loan premiums, net. Taking into account CSR’s consolidated indebtedness of approximately $812.607 million, net of approximately $31.212 million of unamortized deferred financing costs, premiums and discounts, on September 30, 2026, the total consolidated indebtedness of the combined company (excluding fair value adjustments) as of September 30, 2026 would have been approximately $3.214 billion, net of unamortized deferred financing costs, premiums and discounts.

The combined company’s increased indebtedness could have important consequences to holders of its common stock, including:

•	increasing the combined company’s vulnerability to general adverse economic and industry conditions;
•	limiting the combined company’s ability to obtain additional financing to fund future working capital, capital expenditures and other general corporate requirements;
•

requiring the combined company to use a portion of its cash flow from operations for the payment of principal and interest on its indebtedness, thereby reducing its ability to use cash flow to fund working capital, acquisitions, capital expenditures and general corporate requirements;

•	limiting the combined company’s flexibility in planning for, or reacting to, changes in its business and its industry and economic conditions; and
•	putting the combined company at a disadvantage compared to its competitors with less indebtedness.
•

Additionally, if the combined company defaults under a debt instrument, it will automatically be in default under any other debt instrument that has cross-default provisions and the holders of all such indebtedness may be entitled to demand its immediate repayment. If the combined company defaults under a secured debt instrument, it may lose any property securing that indebtedness.

•

IRT anticipates that the leverage profile of the combined company will be comparable to IRT’s current standalone leverage over time, taking into account IRT’s planned recycling of capital from targeted asset sales to reduce debt, subject to market conditions and the timing of such sales. There can be no assurance, however, that these deleveraging objectives will be achieved on the anticipated timeline or at all, and actual leverage of the combined company may be higher than targeted.

IRT may incur additional indebtedness in the future.

In connection with executing its business strategy following the Mergers, IRT expects to evaluate the possibility of acquiring additional properties and making strategic investments, and it may elect to finance these transactions by incurring additional indebtedness. The amount of such indebtedness could have material adverse consequences for the combined company following the Mergers, including hindering its ability to adjust to changing market, industry or economic conditions; limiting its ability to access the capital markets to refinance maturing debt or to fund acquisitions; limiting the amount of cash flow available for future operations, acquisitions, dividends, stock repurchases or other uses; making the combined company more vulnerable to economic or industry downturns, including interest rate increases; and placing the combined company at a competitive disadvantage compared to less leveraged competitors.

Tax protection agreements could limit the combined company’s ability to sell or otherwise dispose of certain properties and are expected to require the combined company to maintain certain debt levels that otherwise would not be required to operate its business.

In connection with the Mergers, the combined company is expected to succeed to or assume tax protection agreements that provide that if the combined company or IROP sells, exchanges, transfers, conveys or otherwise disposes of certain properties in a taxable transaction for a specified period of time, the combined company or IROP will indemnify certain protected partners against certain tax liabilities attributable to built-in gain that existed with respect to such properties at the time of their acquisition by CSR OP, together with a gross up for tax liabilities incurred as a result of such indemnification payment. Therefore, although it may be in the combined company’s stockholders’ best interest for the combined company to sell one or more of these properties, it may be economically prohibitive for the combined company to do so because of these indemnity obligations. Moreover, the combined company is expected to be required to maintain certain minimum levels of indebtedness, and in certain cases to provide certain protected partners with the opportunity to guarantee qualifying indebtedness, in each case, in order to enable such protected partners to continue to defer certain tax liabilities. These obligations are expected to require the combined company to maintain more or different indebtedness than it would otherwise require for its business. If IROP is unable to maintain the minimum levels or appropriate types of indebtedness required under the tax protection agreements, IRT or IROP may be required to indemnify certain protected partners in amounts determined by reference to the gain recognized by such protected partners as a result of such failure, together with a gross up for tax liabilities incurred as a result of such indemnification payment. As a result, these tax protection agreements may restrict the combined company’s ability to take actions or make decisions that otherwise would be in its best interests, including in connection with any future strategic transaction.

The Mergers will result in changes to IRT’s board of directors that may affect its strategy and operations.

Upon consummation of the Mergers, IRT’s board of directors will be comprised of the nine incumbent directors of IRT’s board of directors and two incumbent trustees of CSR’s board of trustees. IRT will cause its board of directors to include two of the individuals then serving as independent members of CSR’s board of trustees, subject to the evaluation and recommendation by the Nominating and Governance Committee of IRT’s board of directors in its sole discretion in accordance with such committee’s charter. Scott F. Schaeffer, currently IRT’s Chairman of the board of directors and Chief Executive Officer, will continue in these positions. This new composition of IRT’s board of directors may affect IRT’s business strategy and operating decisions following consummation of the Mergers. In addition, there can be no assurances that the new board of directors will function effectively as a team and that there will not be any adverse effects on IRT’s business as a result.

IRT will depend on key personnel for its future success, and the loss of key personnel or inability to attract and retain personnel could harm the combined company’s business.

The success of the combined company following consummation of the Mergers will depend in part upon its ability to retain key IRT and CSR executives and other employees. Key executives and other employees may depart either before or after consummation of the Mergers because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with the combined company following consummation of the Mergers. Accordingly, no assurance can be given that IRT or, following consummation of the Mergers, the combined company, will be able to retain key executives or other employees to the same extent as in the past.

The future results of IRT will suffer if IRT does not effectively manage its operations following consummation of the Mergers and the transactions contemplated by the Merger Agreement.

Following the Mergers, IRT expects to continue to expand its operations through additional acquisitions, development opportunities and other strategic transactions, some of which involve complex challenges. The future success of the combined company will depend, in part, upon the ability of the combined company to manage its expansion opportunities, which pose substantial challenges for the combined company to integrate new operations into its existing business in an efficient and timely manner, to successfully monitor its operations, costs, regulatory compliance and service quality and to maintain other necessary internal controls. IRT cannot assure you that following consummation of the Mergers, the combined company’s expansion or acquisition opportunities will be successful, or that the combined company will realize its expected operating efficiencies, cost savings, revenue enhancements, synergies or other benefits.

The combined company may be subject to environmental liabilities and the cost of remediating contamination may be substantial.

Under various federal, state and local environmental, health and safety laws and regulations, a current or former owner or operator of real property may be liable for the cost of removal, remediation or disposal of hazardous or toxic substances on, under or in such property. These laws typically impose liability without regard to whether the owner or operator knew of, or was responsible for, the presence of the hazardous or toxic substances. The costs of investigation, removal or remediation of hazardous or toxic substances may be substantial, and the presence of such substances, or the failure to properly remediate such substances, may adversely affect the owner’s or operator’s ability to sell or rent the affected property or to borrow using the property as collateral. Environmental laws may impose restrictions on the manner in which property may be used or transferred, or in which businesses may be operated, and may require expenditures to bring the property into compliance. Persons who arrange for the disposal of hazardous or toxic substances at a disposal site may be liable for the costs of removal or remediation of hazardous substances at that disposal site. In addition, certain environmental laws may impose liability for releases of hazardous substances into the air or water from a property, including asbestos-containing materials, and third parties may seek recovery from owners or operators of real property for personal injury or property damage associated with exposure to released hazardous substances. The combined company cannot provide assurance that it will be able to identify all potential environmental liabilities prior to its acquisition of CSR or that the combined company will not incur material environmental liabilities in the future.

The combined company may be required to record impairment charges or write-downs of CSR’s assets following the Mergers.

The combined company will be required to account for the Mergers using the acquisition method of accounting. Under this method of accounting, the combined company will record the assets acquired and liabilities assumed by it in connection with the Mergers at their estimated fair values as of the closing date of the Mergers. The estimated fair values of acquired assets may be affected by changes in the operations of the properties, changes in local, regional and national market conditions and other factors such as changes in interest rates. Following the Mergers, the combined company may be required to write-down or record impairment charges with respect to CSR’s assets if their carrying values exceed their estimated fair values or such assets are otherwise determined to be impaired. Any such write-down or impairment charges could have a material adverse effect on the combined company’s business, financial condition and results of operations.

The trading price of shares of IRT Common Stock following consummation of the Mergers may be affected by factors different from those affecting the price of shares of IRT Common Stock before consummation of the Mergers.

If the Mergers are consummated, then, based on the shares of IRT Common Stock and CSR Common Stock outstanding as of October 2, 2026, legacy IRT stockholders and holders of IROP Common Units are estimated to own approximately 78% of the issued and outstanding shares of IRT Common Stock and IROP Common Units, and legacy CSR shareholders and holders of common units of CSR OP will own approximately 22% of the issued and outstanding shares of IRT Common Stock and IROP Common Units. The results of operations of IRT, as well as the trading price of IRT Common Stock, after consummation of the Mergers may be affected by factors different from those currently affecting the trading prices of IRT Common Stock. These different factors include:

•	greater number of shares of IRT Common Stock and IROP Common Units outstanding, as compared to the number of shares of IRT Common Stock and IROP Common Units currently outstanding;
•	different stockholders in IRT;
•	IRT’s increased level of indebtedness; and
•	IRT owning different assets and maintaining different capitalizations.

Accordingly, the historical trading prices of IRT Common Stock and the historical financial results of IRT and CSR may not be indicative of these matters for IRT after the Mergers.

Holders of outstanding indebtedness of CSR and its subsidiaries, and other third parties, may exercise contractual rights under the respective debt agreements in connection with the Mergers.

CSR and its subsidiaries are party to debt agreements that give the holders of indebtedness under such agreements certain rights following a merger or change of control, including the right to demand immediate repayment upon the merger or change of control absent a waiver or consent by the applicable holders of indebtedness. Debt agreements covering substantially all of CSR’s indebtedness include such provisions. While IRT is working to gain holder waivers and/or consents required to assume certain indebtedness of CSR’s subsidiaries that carries such provisions to avoid the risk of accelerated repayment, there is no assurance that any or all of the holders of such indebtedness will provide requested waivers or consents and if they do not, and such indebtedness and any other indebtedness of CSR and its subsidiaries that carries such provisions is not refinanced at or prior to the consummation of the Mergers, then the aggregate amount of indebtedness that would become due and payable upon consummation of the Mergers would be substantial and could result in a material adverse effect on IRT. To mitigate the risk of the need to refinance indebtedness of CSR and its subsidiaries, IROP has entered into the Debt Commitment Letter to provide short-term liquidity, if needed.

The completion of the Mergers may also trigger change-in-control, right of first refusal or other provisions in other agreements to which CSR is a party. If CSR is unable to negotiate waivers of those provisions, the counterparties may exercise their rights and remedies under the applicable agreements, including in some instances potentially terminating the agreements or seeking monetary damages. Even if CSR is able to negotiate waivers, the counterparties may require a fee for such waivers or seek to renegotiate the agreements on terms less favorable to the combined company.

IRT has the right to defer the closing of the Mergers if consent to the transactions contemplated by the Merger Agreement has not been obtained from the holders of certain indebtedness of CSR’s subsidiaries.

IRT has the right, in its sole discretion and by written notice to CSR, to defer the closing of the Mergers until the earliest of (i) the tenth business day after, with respect to each designated mortgage loan of CSR’s subsidiaries that has not been repaid, refinanced or defeased in accordance with the Merger Agreement, the applicable lender has granted the required lender consent to the transactions contemplated by the Merger Agreement or has indicated that it is ready, willing and able to grant that consent subject only to the closing of the Mergers and satisfaction of conditions thereto that by their nature are to be satisfied at the closing of the Mergers and all other conditions to the effectiveness of that consent have been satisfied or waived, and (ii) the tenth business day before June 30, 2027. Any such deferral could delay consummation of the Mergers and increase the risk that the Mergers will not be consummated before June 30, 2027, the outside date under the Merger Agreement.

Risks Relating to REIT Status and Certain Tax Matters

IRT may incur adverse tax consequences if IRT or CSR has failed or fails to qualify as a REIT for U.S. federal income tax purposes.

Each of IRT and CSR has operated in a manner that it believes has allowed it to qualify as a REIT for U.S. federal income tax purposes under the Code and intends to continue to do so through the time of the Mergers. IRT intends to continue operating in such a manner following the Mergers. Neither IRT nor CSR has requested or plans to request a ruling from the Internal Revenue Service (the “IRS”) that it qualifies as a REIT. Qualification as a REIT involves the application of highly technical and complex Code provisions for which there are only limited judicial and administrative interpretations. The determination of various factual matters and circumstances not entirely within the control of IRT or CSR may affect each company’s ability to qualify as a REIT. In order to qualify as a REIT, each of IRT and CSR must satisfy a number of requirements, including requirements regarding the ownership of its stock and the composition of its gross income and assets. Also, a REIT must make distributions to stockholders aggregating annually at least 90% of its net taxable income, excluding any net capital gains.

Consummation of the Mergers is conditioned on receipt by IRT of an opinion from Hunton Andrews Kurth LLP (or other nationally recognized tax counsel) generally to the effect that CSR, during the period commencing with its taxable year ended April 30, 2016 and ending with its taxable year ended December 31, 2025, was organized and operated in conformity with the requirements for qualification and taxation as a REIT under the Code, and, with respect to any taxable year of CSR beginning on or after January 1, 2026 and ending on or prior to the closing date of the Mergers, was organized and operated in conformity with such requirements without regard to the distribution requirement described in Section 857(a)(1) of the Code for such taxable year. Consummation of the Mergers is also conditioned on receipt by CSR of an opinion from Troutman Pepper Locke LLP (or other nationally recognized tax counsel) to the effect that IRT, commencing with its taxable year ended December 31, 2016, was organized and operated in conformity with the requirements for qualification and taxation as a REIT under the Code and its current and proposed method of operation will enable it to continue to qualify for taxation as a REIT through the end of the taxable year that includes the closing date of the Mergers.

The foregoing REIT opinions will be based on factual representations provided by IRT and CSR to counsel and limited by the assumptions set forth therein, and are not a guarantee that IRT or CSR, in fact, has qualified, or, in the case of IRT, will continue to qualify as a REIT, nor are such opinions binding on the IRS. Moreover, as noted above, neither IRT nor CSR has requested or plans to request a ruling from the IRS that it qualifies as a REIT.

If IRT loses its REIT status, or is determined to have lost its REIT status in a prior year, it will face serious tax consequences that would substantially reduce its cash available for distribution, including cash available to pay dividends to its stockholders, because:

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

Even if IRT retains its REIT status, if CSR is determined to have lost its REIT status for a taxable year ending on or before the Mergers, IRT would be subject to adverse tax consequences. This could substantially reduce IRT’s cash available for distribution, including cash available to pay dividends to its stockholders, because, assuming that IRT otherwise maintains its REIT qualification:

•

IRT generally would be subject to corporate level tax with respect to the built-in gain on each asset of CSR existing at the time of the Mergers if IRT were to dispose of the CSR asset during the five-year period following the Mergers;

•

IRT would succeed to any earnings and profits accumulated by CSR for taxable periods that it did not qualify as a REIT, and IRT would have to pay a special dividend and/or employ applicable deficiency dividend procedures (including interest payments to the IRS) to eliminate such earnings and profits (or if IRT does not timely distribute those earnings and profits, IRT could fail to qualify as a REIT); and

•	if CSR incurred any unpaid tax liabilities prior to the Mergers, those tax liabilities would be transferred to IRT as a result of the Mergers.

If there is an adjustment to CSR’s taxable income or dividends paid deductions for taxable years ending on or prior to the Mergers, IRT could elect to use the deficiency dividend procedure in order to maintain CSR’s REIT status for such taxable years. That deficiency dividend procedure could require IRT to make significant distributions to its stockholders and to pay significant interest to the IRS.

As a result of all these factors, IRT’s or CSR’s failure to qualify as a REIT could impair IRT’s ability to expand its business and raise capital, and would materially adversely affect the market value of its common stock. In addition, for years in which IRT does not qualify as a REIT, it would not otherwise be required to make distributions to stockholders.

Risks Relating to an Investment in Common Stock of IRT following Consummation of the Mergers and the Transactions Contemplated by the Merger Agreement

The market price of IRT Common Stock may decline as a result of the Mergers and the transactions contemplated by the Merger Agreement.

The market price of IRT Common Stock may fluctuate significantly following completion of the Mergers, and holders of IRT Common Stock could lose some or all of the value of their investment. In particular, the market price of IRT Common Stock may decline as a result of the Mergers and the transactions contemplated by the Merger Agreement if, among other things, IRT does not achieve the perceived benefits of the Mergers and the transactions contemplated by the Merger Agreement or the effect of the Mergers and the transactions contemplated by the Merger Agreement on IRT’s results of operations or financial condition is not consistent with the expectations of financial or industry analysts.

In addition, upon consummation of the Mergers and the transactions contemplated by the Merger Agreement, IRT stockholders will own interests in IRT, which will operate an expanded business with a different mix of properties, risks and liabilities. Stockholders of IRT may not wish to continue to invest in IRT, or may wish to dispose of some or all of their shares of IRT Common Stock. If, following the effective time of the Mergers or while the Mergers are pending, large amounts of IRT Common Stock are sold, the market price of IRT Common Stock could decline, perhaps substantially.

Following consummation of the Mergers and the transactions contemplated by the Merger Agreement, IRT may not continue to pay dividends at the rate currently paid by IRT.

Following consummation of the Mergers, IRT may not pay dividends at the same level at which IRT currently pays dividends, or with the same frequency, including because of factors such as the following:

•	IRT may not have enough cash to pay such dividends due to changes in IRT’s cash requirements, capital spending plans, cash flow or financial position;
•

decisions on whether, when and in what amounts to pay any future dividends will remain at all times entirely at the discretion of IRT’s board of directors, which reserves the right to change IRT’s dividend practices at any time and for any reason; and

•

the amount of dividends that IRT’s subsidiaries may distribute to IRT may be subject to restrictions imposed by state law and restrictions imposed by the terms of any current or future indebtedness that these subsidiaries may incur.

Stockholders of IRT will have no contractual or other legal right to dividends that have not been declared by IRT’s board of directors.

Each of IRT and CSR may have liabilities that are not known to the other party, or that may materialize in a manner not consistent with the other party’s expectations.

Each of IRT and CSR may have liabilities that the other party failed, or was unable, to discover in the course of performing its respective due diligence investigations. IRT and CSR may learn additional information about the other party that materially adversely affects it, such as unknown or contingent liabilities and liabilities related to compliance with applicable laws. As a result of these factors, the combined company may incur additional costs and expenses and may be forced to later write-down or write-off assets, restructure operations or incur impairment or other charges that could result in the combined company reporting losses. Even if IRT’s and CSR’s respective due diligence has identified certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with its expectations. If any of these risks materialize, this could adversely affect the combined company’s financial condition and results of operations and could contribute to negative market perceptions about, or price movements of, IRT Common Stock following the Mergers.

Other Risks

The unaudited pro forma condensed consolidated financial statements filed with the SEC do not purport to be indicative of IRT’s results after consummation of the Mergers and the transactions contemplated by the Merger Agreement, and accordingly, you will have limited financial information on which to evaluate the future performance of IRT.

The unaudited pro forma condensed consolidated financial statements filed with the SEC were presented for informational purposes only and do not purport to be indicative of the financial position or results of operations that actually would have occurred had the Mergers and the transactions contemplated by the Merger Agreement been consummated as of the dates indicated, nor do they purport to be indicative of the future operating results or financial position of IRT after the Mergers and the transactions contemplated by the Merger Agreement. The unaudited pro forma condensed consolidated financial statements reflect adjustments, which are based upon preliminary estimates, to allocate the purchase price to CSR’s assets and liabilities.

In addition, the unaudited pro forma condensed consolidated financial statements do not reflect other future events that may occur after consummation of the Mergers, including the costs related to the planned integration of IRT and CSR and any future non-recurring charges resulting from the Mergers and the transactions contemplated by the Merger Agreement, and do not consider potential impacts of current market conditions on revenues or expense efficiencies. The unaudited pro forma condensed consolidated financial statements filed with the SEC were based in part on certain estimates and assumptions (including the estimated purchase price allocation described above) regarding the Mergers and the transactions contemplated by the Merger Agreement that IRT and CSR believe are reasonable under the circumstances. IRT cannot assure you that the estimates and assumptions will prove to be appropriate.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds.

During the three and nine months ended September 30, 2026, no holders of IROP Common Units exchanged units for shares of our common stock. The issuance of shares upon exchange of units is exempt from registration under the Securities Act, pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act. As of September 30, 2026, 5,941,643 IROP Common Units held by unaffiliated third parties remained outstanding.

During the three months ended September 30, 2026, we withheld shares of common stock to satisfy employee tax withholding obligations payable upon the vesting of restricted common stock awards as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands) (2)
July 1 - 31, 2026	1,310	$17.16	—	$190,087
August 1 - 31, 2026	—	—	—	190,087
September 1 - 30, 2026	—	—	—	190,087
Total	1,310	$17.16	—

(1)	The price reported is the average price paid per share using our closing price on the NYSE on the vesting date of the relevant award.
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

Item 3.         Defaults Upon Senior Securities.

None.

Item 4.         Mine Safety Disclosures.

None.

Item 5.         Other Information.

During the three and nine months ended September 30, 2026, none of the Company's directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K). During the three and nine months ended September 30, 2026, the Company did not adopt, terminate or modify a Rule 10b5-1 trading arrangement.

Item 6.         Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

2.1

Agreement and Plan of Merger, dated as of September 8, 2026, by and among Independence Realty Trust, Inc., Independence Realty Operating Partnership, LP, Islanders OP Sub, LLC, Centerspace and Centerspace, LP, incorporated by reference to Exhibit 2.1 to IRT's Current Report on Form 8-K filed on September 9, 2026, as amended by IRT’s Current Report on Form 8-K/A filed on September 23, 2026.*

2.2

Amendment to Agreement and Plan of Merger, dated as of September 22, 2026, by and among Independence Realty Trust, Inc., Independence Realty Operating Partnership, LP, Islanders Sub, LLC, Islanders OP Sub, LLC, Centerspace and Centerspace, LP, incorporated by reference to Exhibit 2.1 to IRT's Current Report on Form 8-K filed on September 23, 2026.

10.1	Summary of Non-Employee Director Compensation, effective as of October 1, 2026, filed herewith.

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

101

iXBRL (Inline eXtensible Business Reporting Language). The following materials, formatted in iXBRL: (i) Condensed Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2026 and 2025, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2026 and 2025, (iv) Condensed Consolidated Statements of Changes in Equity for the three and nine months ended September 30, 2026 and 2025, (v) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2026 and 2025 and (vi) notes to the condensed consolidated financial statements as of September 30, 2026.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

* Schedules (or similar attachments) have been omitted pursuant to Item 601(a)(5) of Regulation S-K. IRT agrees to furnish supplementally to the SEC a copy of any omitted schedule upon request by the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Independence Realty Trust, Inc.

Date: November 3, 2026	By:	/s/ SCOTT F. SCHAEFFER
Scott F. Schaeffer
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: November 3, 2026	By:	/s/ JAMES J. SEBRA
James J. Sebra
President and Chief Financial Officer
(Principal Financial Officer)

Date: November 3, 2026	By:	/s/ JASON R. DELOZIER
Jason R. Delozier
Chief Accounting Officer
(Principal Accounting Officer)